Form 10QSB
period 1999-12-31
AQUISTAR VENTURES USA INC
filed 2000-02-22
CIK 1084554

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended December 31, 1999

[  ]      Transition Report pursuant to 13 or 15(d) of the Securities Exchange
          Act of 1934

          For the transition period                to
                                   ----------------  ---------------------
          Commission File Number     0-28535
                                     -------


                                AQUISTAR VENTURES (USA) INC.
             --------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)


         Nevada                                       91-1975651
-------------------------------           -------------------------------
(State or other jurisdiction of          (IRS Employer Identification No.)
incorporation or organization)



Suite  314-837  West  Hastings  Street
Vancouver, British Columbia, Canada                     V6C 3N6
--------------------------------------             -------------------
(Address of principal executive offices)          (Postal or Zip Code)


Issuer's telephone number, including area code:        604-642-6410


                                  None

              -----------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days          [ X ]  Yes    [  ]  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 15,463,008 Shares of $0.001 par value Common Stock outstanding as of December 31, 1999.

                       PART 1 - FINANCIAL INFORMATION


Item 1.    Financial Statements


The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended December 31, 1999 are not necessarily indicative of the results that can be expected for the year ending June 30, 2000.

                         AQUISTAR VENTURES (U.S.A.) INC.
                         (An Exploration Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999
                                   (unaudited)
                            (Stated in U.S. Dollars)

                         AQUISTAR VENTURES (U.S.A.) INC.
                         (An Exploration Stage Company)

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                            (Stated in U.S. Dollars)
-------------------------------------------------------------------------------
                                                 DECEMBER 31         JUNE 30
                                                      1999             1999
-------------------------------------------------------------------------------

ASSETS
Current
    Cash                                          $     164         $     1,286
    Goods and services tax recoverable                1,342               1,324
    Prepaid expense                                    -                   -
                                                  ---------          ----------
                                                      1,506               2,610
                                                  ---------          ----------
Mineral Property (Note 4)                            12,445              12,445
Office Equipment, at cost less
accumulated amortization                              1,557               1,731
                                                  ---------          ----------
                                                  $  15,508         $    16,786
===============================================================================

LIABILITIES
Current
    Accounts payable                              $  54,871         $    32,862
                                                  ---------          ----------
SHAREHOLDERS' DEFICIENCY

Share Capital
    Authorized:
     50,000,000 common shares, par value $0.001
       per share at December 31, 1999
     100,000,000 common shares without par value
       at December 31, 1998
    Issued And Outstanding
     15,463,008 at December 31, 1999, and
       14,983,008 at December 31, 1998              335,362             335,362

Additional Paid In Capital                           10,038              10,038
Contributed Surplus                                   5,509               5,509
Cumulative Translation Adjustment                    (1,253)               (673)
Accumulated Deficit                                (389,019)           (366,312)
                                                    (39,363)            (16,076)
                                                   ---------          ----------
                                                  $  15,508         $    16,786
================================================================================

                         AQUISTAR VENTURES (U.S.A.) INC.
                         (An Exploration Stage Company)

                CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                                   (unaudited)
                            (Stated in U.S. Dollars)

                                                                                                INCEPTION
                                      FOR THE THREE                 FOR THE SIX               APRIL 13, 1995
                                       MONTHS ENDED                 MONTHS ENDED                  TO
                                        DECEMBER 31                  DECEMBER 31                DECEMBER 31
                                ----------------------------------------------------------------------------
                                   1999          1998            1999          1998               1999
------------------------------------------------------------------------------------------------------------
Expenses
Amortization                    $      87   $      108       $      174    $     216          $     1,824
Professional fees                   5,022          -              5,612          -                 27,059
Management fees                     5,099        4,866           10,146        9,817               86,080
Office and sundry                     828            3              861          155                7,685
Rent                                2,039        1,946            4,058        3,927               26,483
Travel and business
     promotion                       -             -                -            -                  6,898
                                ----------------------------------------------------------------------------
                                   13,075        6,923           20,851       14,115              156,029
                                ----------------------------------------------------------------------------
Loss Before The Following         (13,075)      (6,923)         (20,851)     (14,115)            (156,029)
Share Issue Costs                     -            -                -            -                (34,921)
Exploration Expenditures              -            -             (1,856)         -               (191,827)
Write Off Abandoned Mineral
Property                              -            -                -            -                 (5,857)
                                ----------------------------------------------------------------------------
Loss For The Period               (13,075)      (6,923)         (22,707)     (14,115)         $  (388,634)
                                                                                               ===========
Accumulated Deficit, Beginning
  Of Period                      (375,944)    (333,807)        (366,312)    (326,615)
                                ----------------------------------------------------------------------------
Accumulated Deficit, End Of
  Period                        $(389,019)  $ (340,730)      $ (389,019)   $(340,730)
============================================================================================================
Loss Per Share                  $   (0.01)  $    (0.01)      $    (0.01)   $   (0.01)
============================================================================================================
Weighted Average Number Of
  Shares Outstanding            15,463,008  14,983,008       15,463,008    14,983,008
============================================================================================================

                         AQUISTAR VENTURES (U.S.A.) INC.
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                            (Stated in U.S. Dollars)

                                                                  INCEPTION
                                      FOR THE SIX              APRIL 13, 1995
                                     MONTHS ENDED
                                     DECEMBER 31
                                                                     TO
                                                                 DECEMBER 31
                                ------------------------------------------------
                                   1999          1998               1999
--------------------------------------------------------------------------------
Cash Flows From Operating
  Activities
     Loss for the period        $ (22,707)   $ (14,115)         $  (388,634)
                                --------------------------------------------
Adjustments To Reconcile Loss
  To Net Cash Used By
  Operations Activities
    Write off abandoned
      mineral property                -            -                  5,857
    Amortization                      174          216                1,824
    Change in Goods and
      Services Tax recoverable        (18)          34               (1,343)
    Change in prepaid expense         -         (2,609)                 -
    Change in accounts payable     22,009      (20,904)              54,871
                                 -------------------------------------------
Total Adjustments                  22,165      (23,263)              61,209
                                 -------------------------------------------
Net Cash Used In Operating
  Activities
                                     (542)     (37,378)            (327,425)
                                 -------------------------------------------
Cash Flows From Investing
  Activities
    Mineral property                  -            -                (18,302)
    Office equipment                  -            -                 (3,380)
     Net asset deficiency of
      legal parent at date of
      reverse take-over
      transaction                     -            -                   (385)
                                 -------------------------------------------
                                      -            -                (22,067)
                                 -------------------------------------------
Cash Flows From Financing
  Activities
    Issue of share capital            -         36,565              345,400
    Contributed surplus               -          5,509                5,509
                                 -------------------------------------------
                                      -         42,074              350,909
                                 -------------------------------------------
Effect Of Exchange Rate
  Changes On Cash                    (580)      (1,145)              (1,253)
                                 -------------------------------------------
Increase (Decrease) In Cash        (1,122)       3,551                  164
Cash, Beginning Of Period           1,286        1,021                  -
                                 -------------------------------------------
Cash, End Of Period             $     164   $    4,572          $       164
============================================================================

                                     AQUISTAR VENTURES (U.S.A.) INC.
                                     (An Exploration Stage Company)

                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                              (unaudited)
                                       (Stated in U.S. Dollars)
                                             Common Stock
                                ======================================

                                                        Additional                    Cumulative
                              Number                      Paid-in     Contributed     Translation    Accumulated
                            of Shares     Amount          Capital       Surplus        Adjustment     Deficit           Total
                           ------------------------------------------------------------------------------------------------------
Issuance of common stock             1   $        1     $   -        $     -           $     -       $    -           $      1
Net loss                          -            -            -              -                 -          (3,643)         (3,643)
                           ------------------------------------------------------------------------------------------------------
Balance, September 30, 1995          1            1         -              -                 -          (3,643)         (3,642)

Issuance of common stock     1,700,000      179,975         -              -                 -            -            179,975
Translation adjustment             -            -           -              -                (489)         -               (489)
Net loss                           -            -           -              -                 -        (136,164)       (136,164)
                           ------------------------------------------------------------------------------------------------------
Balance, September 30, 1996  1,700,001      179,976         -              -                (489)     (139,807)         39,680

Issuance of common stock       600,000      109,190         -              -                 -            -            109,190
Translation adjustment             -            -           -              -                 670          -                670
Net loss                           -            -           -              -                 -        (146,298)       (146,298)
                           ------------------------------------------------------------------------------------------------------
Balance, September 30, 1997  2,300,001      289,166         -              -                 181      (286,105)          3,242

Issuance of common stock        50,000        9,151         -              -                 -            -              9,151
Translation adjustment             -            -           -              -               1,883          -              1,883
Net loss                           -            -           -              -                 -         (40,510)        (40,510)
                           ------------------------------------------------------------------------------------------------------
Balance, September 30, 1998  2,350,001      298,317         -              -               2,064      (326,615)        (26,234)

Issuance of common stock       240,000       42,074         -             -                  -            -             42,074
Cancellation of common
     stock                    (750,000)      (5,509)        -             -                  -            -             (5,509)
Contributed surplus                -            -           -            5,509               -            -              5,509
Increase in issued common
  stock due to 8 for 1
  stock split               12,880,007          -           -              -                 -            -               -
Exchange of stock to
  acquire subsidiary
    Aquistar Ventures Inc. (14,720,008)         -           -              -                 -            -               -
    Aquistar Ventures
      (U.S.A.) Inc.         14,983,008          -           -              -                 -            -               -
Net asset deficiency of
  legal parent at date
  of reverse take-over
   transaction                     -            -           -              -                 -            (385)           (385)
Issuance of common stock       480,000          480      10,038            -                 -             -            10,518
Translation adjustment             -            -           -              -              (2,737)          -            (2,737)
Net loss                           -            -           -              -                 -         (39,312)        (39,312)
                           ------------------------------------------------------------------------------------------------------
Balance, June 30, 1999      15,463,008      335,362      10,038          5,509              (673)     (366,312)        (16,076)

Translation adjustment             -            -           -              -                (580)          -              (580)
Net Loss                           -            -           -              -                 -         (22,707)        (22,707)
                           ------------------------------------------------------------------------------------------------------
Balance December 31, 1999   15,463,008   $  335,362   $  10,038      $   5,509         $  (1,253)    $(389,019)       $(39,363)
==================================================================================================================================

                                  AQUISTAR VENTURES (U.S.A.) INC.
                                  (An Exploration Stage Company)

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                        DECEMBER 31, 1999
                                            (unaudited)
                                      (Stated in U.S. Dollars)

1.   BASIS OF PRESENTATION

     The unaudited financial statements as of December 31, 1999 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair a presentation have been included. It is suggested that these financial statements be read in conjunction with the June 30, 1999 audited financial statements and notes thereto.


2.   NATURE OF OPERATIONS

     Exploration Stage Activities

     The Company is in the process of exploring its mineral property and has not yet determined whether the property contains ore reserves that are economically recoverable.

     The recoverability of amounts shown as mineral property is dependent upon the discovery of economically recoverable reserves, confirmation of the company's interest in the underlying mineral claims and the ability of the Company to obtain the necessary financing to place the property into production, and upon future profitable operations, none of which is assured.


3.   SIGNIFICANT ACCOUNTING POLICIES

     The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States.
     Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

     The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

     a)  Consolidation

         These financial statements include the accounts of the Company and its wholly owned Canadian subsidiary Aquistar Ventures Inc.

                                  AQUISTAR VENTURES (U.S.A.) INC.
                                  (An Exploration Stage Company)

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                        DECEMBER 31, 1999
                                            (unaudited)
                                      (Stated in U.S. Dollars)

3.   SIGNIFICANT ACCOUNTING POLICIES  (Continued)

     b)  Mineral Property and Related Exploration Expenditures

         The Company capitalizes all option payments on mineral properties in which it has a continuing interest to be amortized over the recoverable reserves when a property reaches commercial production. On abandonment of any property, applicable accumulated mineral property costs will be written off.

         Exploration expenditures are expensed as incurred.

         To date none of the Company's properties have reached commercial production.

     c)  Office Equipment and Amortization

         Office equipment is recorded at cost and amortized at a rate of 20% per annum on the declining balance basis.

     d)  Income Taxes

         The Company has adopted Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion of all of a deferred tax asset will note be realized, a valuation allowance is recognized.

     e)  Foreign Currency Translation

         The Company's subsidiary's operations are located in Canada and its functional currency is the Canadian dollar. The financial statements of the subsidiary have been translated using the current method whereby the assets and liabilities are translated at the year end exchange rate, capital accounts at the historical exchange rate, and revenues and expenses at the average exchange rate for the period. Adjustments arising from the translation of the Company's subsidiary's financial statements are included as a separate component of shareholders' equity.

                                  AQUISTAR VENTURES (U.S.A.) INC.
                                  (An Exploration Stage Company)

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                        DECEMBER 31, 1999
                                            (unaudited)
                                      (Stated in U.S. Dollars)

3.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     f)  Financial Instruments

         The Company's financial instruments consist of cash, Goods and Services Tax recoverable, and accounts payable.

         Unless otherwise noted, it is management's opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

     g)  Loss Per Share

         The loss per share is calculated using the weighted average number of common shares outstanding during the period.


4.   MINERAL PROPERTY

                                                                DECEMBER 31
                                                            ------------------
                                                            1999          1998
                                                            ------------------
Sutton Property

The Company has entered into an option
agreement dated December 2, 1997, as
amended, which provides for the acquisition of a 100% interest, subject to a 2.5% net smelter royalty in 21 unpatented mineral claims in the Larder Lake Mining Division of Ontario. In order to earn its interest the Company must make cash payments and incur exploration expenditures as follows:

- cash payment of Cdn. $17,000 on execution of the agreement (paid)

                                  AQUISTAR VENTURES (U.S.A.) INC.
                                  (An Exploration Stage Company)

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                        DECEMBER 31, 1999
                                            (unaudited)
                                      (Stated in U.S. Dollars)

4.     MINERAL PROPERTY (Continued)

                                                                DECEMBER 31
                                                            ------------------
                                                            1999          1998
                                                            ------------------

-  cash payment of Cdn. $35,000 13 months
   from the date the Company's common
   shares are listed for trading on the NASD
   Bulletin Board or a stock exchange (the
   initial payment date)

-  cash payment of Cdn. $25,000  8 months
   after the initial date

-  cash payment of Cdn. $25,000 16 months
   after the initial payment date

-  cash payment of Cdn. $30,000 28 months
   after the initial payment date

- cash payment of Cdn. $30,000 40 months after the initial payment date

-  Cash payment of Cdn. $40,000
   52 months after the initial payment date

Exploration Expenditures

-  a total of Cdn. $210,000, Cdn. $100,000
   by December 2, 2000 and Cdn. $110,000
   upon a recommendation to conduct the
   phase 2 work program

Consideration paid to date                                 $ 12,445   $ 12,445
                                                            ==================

                                  AQUISTAR VENTURES (U.S.A.) INC.
                                  (An Exploration Stage Company)

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                        DECEMBER 31, 1999
                                            (unaudited)
                                      (Stated in U.S. Dollars)

5.     RELATED PARTY TRANSACTIONS

During the periods indicated the Company incurred the following amounts with related parties:

                                                                DECEMBER 31
                                                            ------------------
                                                            1999          1998
                                                            ------------------

         Management fees                                   $ 10,146   $  9,817
                                                            ==================
         Rent                                              $    Nil   $  3,927
                                                            ==================

6.   INCOME TAXES

     No provision for income taxes has been provided in these financial statements due to the accumulated net losses. At December 31, 1999, the Company has net operating loss carryforwards, which expire commencing in 2002 totalling approximately $191,500, the benefits of which have not been recorded.


7.   UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

     The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the entity, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

Item 2.    Management's Discussion and Analysis or Plan of Operations


The Company is a natural resource company engaged in the acquisition, exploration and development of mineral properties. The Company, through its wholly own Canadian subsidiary Aquistar Ventures Inc., has an interest in a mineral property located in Ontario, Canada, and intends to carry out exploration work on this property in order to ascertain whether it possesses commercially developable quantities of gold and other precious minerals.

For the next 12 months, management of the Company plans to satisfy its cash requirements by raising additional funds by way of private placements and/or a public offering, to satisfy working capital needs and Phase 1 of the work program intended for its Mineral Property. The Company will assess whether to proceed with Phase 2 of the exploration program upon completion of Phase 1 and an evaluation of the results of the Phase 1 exploration program.

Aquistar Canada obtained an engineering report on its Mineral Property, dated July 1, 1997. The Report summarizes the exploration and development history of the Property, the geology of the Property and the proposed exploration and development program for the Property.

The Report states that follow-up surveys are required which will include detailed magnetic coverage with the more advanced "walking mag" continuous profiling method, further assessment and definition of the gradient IP and resistivity anomalies utilizing the multiple-gradient "realsection" technique, trenching, geochemistry, soil and/or vegetation and diamond drilling. The budget for this Phase 1 program is estimated at CDN $182,000.

Phase 2 of the Report is contingent on the results of Phase 1 and will include further drill testing on the Property, as required, estimated to cost CDN $300,000.The Company has not purchased or sold any plant or significant equipment and does not expect to do so in the foreseeable future.

The Company currently has no employees, and does not expect to hire any employees in the foreseeable future. The Company conducts its business through agreements with consultants and arms-length third parties.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

From time to time, the Company will make written and oral forward-looking statements about matters that involve risk and uncertainties that could cause actual results to differ materially from projected results. Important factors that could cause actual results to differ materially include, among others:

-     Fluctuations in the market prices of gold
-     General domestic and international economic and political conditions
- Unexpected geological conditions or rock instability conditions resulting in cave-ins, flooding, rock bursts or rock slides
-     Difficulties associated with managing complex operations in remote areas
-     Unanticipated milling and other processing problems
-     The speculative nature of mineral exploration
-     Environmental risks
- Changes in laws and government regulations, including those relating to taxes and the environment
- The availability and timing of receipt of necessary governmental permits and approval relating to operations, expansion of operations and financing of operations
- Fluctuations in interest rates and other adverse financial market conditions
-     Other unanticipated difficulties in obtaining necessary financing
- The failure of equipment or processes to operate in accordance with specification or expectations
-     Labour relations
-     Accidents
-     Unusual weather or operating conditions
-     Force majeure events
- Other risk factors described from time to time in the Company's filings with the Securities and Exchange Commission


Many of these factors are beyond the Company's ability to control and predict. Investors are cautioned not to place undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update its forward-looking statements, whether as a result of receiving new information, the occurrence of future events, or otherwise.

                      PART 2 - OTHER INFORMATION


Item 1.    Legal Proceedings

           None

Item 2.    Changes in Securities

           None

Item 3.    Defaults upon Senior Securities

           None

Item 4.    Submission of Matters to a Vote of Security Holders

           None

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

           (a) None
           (b) Reports on Form 8-K  - None

SIGNATURES


In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AQUISTAR VENTURES (USA) INC.



Date:  February 18, 2000
     -------------------



By:     /s/Al Delucrezia
   -----------------------------------------
       AL DELUCREZIA, Director and President