Form 10QSB
period 2000-03-31
AQUISTAR VENTURES USA INC
filed 2000-08-02
CIK 1084554

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended March 31, 2000

[  ]      Transition Report pursuant to 13 or 15(d) of the Securities Exchange
          Act of 1934

          For the transition period                to
                                   ----------------  ---------------------
          Commission File Number     0-28535
                                     -------


                                AQUISTAR VENTURES (USA) INC.
             --------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)


         Nevada                                       91-1975651
-------------------------------           -------------------------------
(State or other jurisdiction of          (IRS Employer Identification No.)
-------------------------------
incorporation or organization)
------------------------------


Suite  314-837  West  Hastings  Street
Vancouver, British Columbia, Canada                     V6C 3N6
---------------------------------------           --------------------
(Address of principal executive offices)          (Postal or Zip Code)


Issuer's telephone number, including area code:        604-642-6410
                                               ------------------------

                                  None

   -----------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days          [ X ]  Yes    [  ]  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 15,463,008 Shares of $0.001 par value Common Stock outstanding as of March 31, 2000.

                       PART 1 - FINANCIAL INFORMATION


Item 1.    Financial Statements


The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended March 31, 2000 are not necessarily indicative of the results that can be expected for the year ending June 30, 2000.

                         AQUISTAR VENTURES (U.S.A.) INC.
                         (An Exploration Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  MARCH 31, 2000
                                   (unaudited)
                            (Stated in U.S. Dollars)

                         AQUISTAR VENTURES (U.S.A.) INC.
                         (An Exploration Stage Company)

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                            (Stated in U.S. Dollars)
-------------------------------------------------------------------------------
                                                    MARCH 31         JUNE 30
                                                      2000             1999
-------------------------------------------------------------------------------

ASSETS
Current
    Cash                                          $     1,479       $     1,286
    Goods and services tax recoverable                     70             1,324
                                                  -----------------------------
                                                        1,549             2,610
                                                  -----------------------------
Mineral Property (Note 4)                              12,445            12,445
Office Equipment, at cost less
accumulated amortization                                1,470             1,731
                                                  -----------------------------
                                                  $    15,464       $    16,786
===============================================================================

LIABILITIES
Current
    Accounts payable                              $    64,644       $    32,862
                                                  -----------------------------
SHAREHOLDERS' DEFICIENCY

Share Capital
    Authorized:
     50,000,000 common shares, par value $0.001
       at March 31, 2000 and at June 30, 1999

    Issued And Outstanding
     15,463,008 at March 31, 2000 and
     June 30, 1999                                    335,362           335,362

Additional Paid In Capital                             10,038            10,038

Contributed Surplus                                     5,509             5,509

Cumulative Translation Adjustment                      (1,049)             (673)

Accumulated Deficit                                  (399,040)         (366,312)
                                                  -----------------------------
                                                      (49,180)          (16,076)
                                                  -----------------------------
                                                  $    15,464       $    16,786
================================================================================

                         AQUISTAR VENTURES (U.S.A.) INC.
                         (An Exploration Stage Company)

                CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                                   (unaudited)
                            (Stated in U.S. Dollars)

------------------------------------------------------------------------------------------------------------
                                                                                              INCEPTION
                                                                                            APRIL 13, 1995
                                   THREE MONTHS ENDED            NINE MONTHS ENDED                TO
                                        MARCH 31                      MARCH 31                 MARCH 31
                                   2000          1999            2000          1999               2000
------------------------------------------------------------------------------------------------------------
Expenses
Amortization                    $       87  $      108       $      261    $      324         $    1,911
Professional fees                    1,522       7,730            7,178         7,730             28,625
Management fees                      5,160       4,986           15,306        14,803             91,240
Office and sundry                    1,144         491            2,005           646              8,829
Rent                                 2,064       1,994            6,122         5,921             28,547
Travel and business
     promotion                         -           -                -             -                6,898
                                ----------------------------------------------------------------------------
                                    10,021      15,309           30,872        29,424            166,050
                                ----------------------------------------------------------------------------

Loss Before The Following          (10,021)    (15,309)         (30,872)      (29,424)          (166,050)

Share Issue Costs                      -           -                -             -              (34,921)

Exploration Expenditures               -           -             (1,856)          -             (191,827)

Write Off Abandoned Mineral
Property                               -           -                -             -               (5,857)
                                ----------------------------------------------------------------------------
Loss For The Period                (10,021)    (15,309)         (32,728)      (29,424)        $ (398,655)
                                                                                               ==========
Accumulated Deficit, Beginning
  Of Period                       (389,019)   (340,730)        (366,312)     (326,615)
                                ------------------------------------------------------
Accumulated Deficit, End Of
  Period                        $ (399,040)  $(356,039)      $ (399,040)    $(356,039)
======================================================================================
Loss Per Share                  $    (0.01)  $   (0.01)      $    (0.01)    $   (0.01)
======================================================================================
Weighted Average Number Of
  Shares Outstanding            15,463,008  14,983,008       15,463,008    14,983,008
======================================================================================

                         AQUISTAR VENTURES (U.S.A.) INC.
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                            (Stated in U.S. Dollars)

------------------------------------------------------------------------------------------------------------
                                                                                              INCEPTION
                                                                                            APRIL 13, 1995
                                   THREE MONTHS ENDED            NINE MONTHS ENDED                TO
                                        MARCH 31                      MARCH 31                 MARCH 31
                                   2000          1999            2000          1999               2000
------------------------------------------------------------------------------------------------------------
Cash Flows From Operating
  Activities
     Loss for the period        $ (10,021)  $ (15,309)       $ (32,728)    $ (29,424)         $(398,655)
                                ----------------------------------------------------------------------------
Adjustments To Reconcile Loss
  To Net Cash Used By
  Operations Activities
    Write off abandoned
      mineral property                -           -               -             -                 5,857
    Amortization                       87         108             261           324               1,911
    Change in Goods and
      Services Tax recoverable      1,272         (44)          1,254           (10)                (70)
    Change in prepaid expense         -           539             -          (2,070)                -
    Change in accounts payable      9,773       1,259          31,782       (19,645)             64,644
                                ----------------------------------------------------------------------------
Total Adjustments                  11,132       1,862          33,297       (21,401)             72,342
                                ----------------------------------------------------------------------------
Net Cash Used In Operating
  Activities                        1,111     (13,447)            569       (50,825)           (326,313)
                                ----------------------------------------------------------------------------

Cash Flows From Investing
  Activities
    Mineral property                  -           -               -             -               (18,303)
    Office equipment                  -           -               -             -                (3,380)
     Net asset deficiency of
      legal parent at date of
      reverse take-over
      transaction                     -           -               -             -                  (385)
                                ----------------------------------------------------------------------------
                                      -           -               -             -               (22,068)
                                ----------------------------------------------------------------------------

Cash Flows From Financing
  Activities
    Issue of share capital            -        10,518             -          47,083             345,400
    Contributed surplus               -           -               -           5,509               5,509
                                ----------------------------------------------------------------------------
                                      -        10,518             -          52,592             350,909
                                ----------------------------------------------------------------------------
Effect Of Exchange Rate
  Changes On Cash                    (204)     (1,248)           (376)       (2,393)             (1,049)
                                ----------------------------------------------------------------------------

Increase (Decrease) In Cash         1,315      (4,177)            193          (626)              1,479

Cash, Beginning Of Period             164       4,572           1,286         1,021                 -
                                ----------------------------------------------------------------------------
Cash, End Of Period             $   1,479   $     395       $   1,479      $    395           $   1,479
                                ============================================================================

                                     AQUISTAR VENTURES (U.S.A.) INC.
                                     (An Exploration Stage Company)

                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                              (unaudited)
                                       (Stated in U.S. Dollars)
                                             Common Stock
                                ======================================

                                                        Additional                    Cumulative
                              Number                      Paid-in     Contributed     Translation    Accumulated
                            of Shares     Amount          Capital       Surplus        Adjustment     Deficit           Total
                           ------------------------------------------------------------------------------------------------------
Issuance of common stock             1   $        1     $   -        $     -           $     -       $     -          $      1

Net loss                          -            -            -              -                 -          (3,643)         (3,643)
                             ----------------------------------------------------------------------------------------------------
Balance, September 30, 1995          1            1         -              -                 -          (3,643)         (3,642)

Issuance of common stock     1,700,000      179,975         -              -                 -             -           179,975

Translation adjustment             -            -           -              -                (489)          -              (489)

Net loss                           -            -           -              -                 -        (136,164)       (136,164)
                             ----------------------------------------------------------------------------------------------------
Balance, September 30, 1996  1,700,001      179,976         -              -                (489)     (139,807)         39,680

Issuance of common stock       600,000      109,190         -              -                 -             -           109,190

Translation adjustment             -            -           -              -                 670           -               670

Net loss                           -            -           -              -                 -        (146,298)       (146,298)
                             ----------------------------------------------------------------------------------------------------
Balance, September 30, 1997  2,300,001      289,166         -              -                 181      (286,105)          3,242

Issuance of common stock        50,000        9,151         -              -                 -             -             9,151

Translation adjustment             -            -           -              -               1,883           -             1,883

Net loss                           -            -           -              -                 -         (40,510)        (40,510)
                             ----------------------------------------------------------------------------------------------------
Balance, September 30, 1998  2,350,001      298,317         -              -               2,064      (326,615)        (26,234)

                                     AQUISTAR VENTURES (U.S.A.) INC.
                                     (An Exploration Stage Company)

                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                              (unaudited)
                                       (Stated in U.S. Dollars)
                                             Common Stock
                                ======================================

                                                        Additional                    Cumulative
                              Number                      Paid-in     Contributed     Translation    Accumulated
                            of Shares     Amount          Capital       Surplus        Adjustment     Deficit           Total
                           ------------------------------------------------------------------------------------------------------
Balance forward             2,350,001      298,317          -             -               2,064      (326,615)        (26,234)

Issuance of common stock       240,000       42,074         -             -                 -             -            42,074

Cancellation of common
     stock                    (750,000)      (5,509)        -             -                 -             -            (5,509)

Contributed surplus                -            -           -            5,509              -             -             5,509

Increase in issued common
  stock due to 8 for 1
  stock split               12,880,007          -           -              -                -             -               -

Exchange of stock to
  acquire subsidiary
    Aquistar Ventures Inc. (14,720,008)         -           -              -                -             -               -
    Aquistar Ventures
      (U.S.A.) Inc.         14,983,008          -           -              -                -             -               -

Net asset deficiency of
  legal parent at date
  of reverse take-over
   transaction                     -            -           -              -                -            (385)           (385)

Issuance of common stock       480,000          480      10,038            -                -             -            10,518

Translation adjustment             -            -           -              -             (2,737)          -            (2,737)

Net loss                           -            -           -              -                -         (39,312)        (39,312)
                           ------------------------------------------------------------------------------------------------------
Balance, June 30, 1999      15,463,008      335,362      10,038          5,509             (673)     (366,312)        (16,076)

Translation adjustment             -            -           -              -               (376)          -              (376)

Net Loss                           -            -           -              -                -         (32,728)        (32,728)
                           ------------------------------------------------------------------------------------------------------
Balance March 31, 2000      15,463,008   $  335,362   $  10,038      $   5,509         $ (1,049)   $ (399,040)       $(49,180)
==================================================================================================================================

                                  AQUISTAR VENTURES (U.S.A.) INC.
                                  (An Exploration Stage Company)

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                          MARCH 31, 2000
                                            (unaudited)
                                      (Stated in U.S. Dollars)

1.   BASIS OF PRESENTATION

The unaudited financial statements as of March 31, 2000 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair a presentation have been included. It is suggested that these financial statements be read in conjunction with the June 30, 1999 audited financial statements and notes thereto.


2.   NATURE OF OPERATIONS

     Exploration  Stage  Activities

     The Company is in the process of exploring its mineral property and has not yet determined whether the property contains ore reserves that are economically recoverable.

     The recoverability of amounts shown as mineral property is dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying mineral claims, and the ability of the Company to obtain the necessary financing to place the property into production, and upon future profitable operations, none of which is assured.


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

       The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

     a) Consolidation

       These financial statements include the accounts of the Company and its wholly owned Canadian subsidiary, Aquistar Ventures Inc.

                                  AQUISTAR VENTURES (U.S.A.) INC.
                                  (An Exploration Stage Company)

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                          MARCH 31, 2000
                                            (unaudited)
                                      (Stated in U.S. Dollars)


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

     To date, none of the Company's properties have reached commercial production.

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

                                  AQUISTAR VENTURES (U.S.A.) INC.
                                  (An Exploration Stage Company)

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                          MARCH 31, 2000
                                            (unaudited)
                                      (Stated in U.S. Dollars)


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

    g)  Loss Per Share

          The loss per share is calculated using the weighted average number of common shares outstanding during the period.


4.    MINERAL PROPERTY

                                                  MARCH 31          JUNE 30
                                                   2000               1999
                                                 ---------------------------
Sutton Property

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

-   cash payment of Cdn. $25,000   8 months
    after the initial date

-   cash payment of Cdn. $25,000 16 months
    after the initial payment date

                                  AQUISTAR VENTURES (U.S.A.) INC.
                                  (An Exploration Stage Company)

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                          MARCH 31, 2000
                                            (unaudited)
                                      (Stated in U.S. Dollars)


4.   MINERAL PROPERTY(Continued)

                                                  MARCH 31          JUNE 30
                                                   2000               1999
                                                 ---------------------------

-   cash payment of Cdn. $30,000 28 months
    after the initial payment date

- cash payment of Cdn. $30,000 40 months after the initial payment date

-   Cash payment of Cdn. $40,000
    52 months after the initial payment date

Exploration Expenditures

-   a total of Cdn. $210,000, Cdn. $100,000
    by December 2, 2000 and Cdn. $110,000
    upon a recommendation to conduct the
    phase 2 work program

Consideration paid to date                        $ 12,445        $ 12,445
                                                 ===========================


5.   RELATED PARTY TRANSACTIONS

During the periods indicated the Company incurred the following amounts with related parties:

                   THREE MONTHS ENDED            NINE MONTHS ENDED
                        MARCH 31                      MARCH 31
                    2000       1999               2000       1999
                  -------------------------------------------------

Management fees   $ 5,160    $ 4,986            $ 15,306   $ 14,803
                  =================================================
Rent              $ 2,064    $ 1,994            $  6,122   $  5,921
                  =================================================

6.    INCOME TAXES

       No provision for income taxes has been provided in these financial
       statements due to the accumulated net losses.   At March 31, 2000, the
       Company has net operating loss carryforwards, which expire commencing in 2002 totalling approximately $201,500, the benefits of which have not been recorded.

                                  AQUISTAR VENTURES (U.S.A.) INC.
                                  (An Exploration Stage Company)

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                          MARCH 31, 2000
                                            (unaudited)
                                      (Stated in U.S. Dollars)


7.    UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. Although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect the entity, including those related to customers, suppliers, or other third parties, have been fully resolved.

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

Phase 2 of the Report is contingent on the results of Phase 1 and will include further drill testing on the Property, as required, estimated to cost CDN $300,000. The Company has not purchased or sold any plant or significant equipment and does not expect to do so in the foreseeable future.

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

AQUISTAR VENTURES (USA) INC.



Date:   July 20, 2000
       -------------------



By:       /s/ Al Delucrezia
    -----------------------------------------
          AL DELUCREZIA, Director and President