Form 10-K
period 2000-06-30
AQUISTAR VENTURES USA INC
filed 2000-10-16
CIK 1084554

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB


[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 For the fiscal year ended June 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 For the transition period from ____________ to _____________

Commission file number: 0-28535

                        Aquistar Ventures (USA), Inc.
                ______________________________________________
                (Name of small business issuer in its charter)

      Nevada                                                  91-1975651
______________________________                              ________________
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

Suite 314-837 West Hastings Street  Vancouver, BC Canada                V6C 3N6
________________________________________________________                ________
(Address of principal executive offices)                              (Zip Code)

Issuer's telephone number: (604) 642-6410

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock,
                                                               ________________
                                                               (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     [X]        No    [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10KSB. 	[  ]

Issuer's revenues for its most recent fiscal year: $Nil

Aggregate market value of voting stock held by non-affiliates of the issuer as of: 06/30/00 N/A

Number of shares of common stock, $.001 par value, outstanding on 06/30/00: 15,463,008

DOCUMENTS INCORPORATED BY REFERENCE


Transitional Small Business Disclosure Format: Yes [ ]   No [X]


Aquistar Ventures (USA), Inc.

                                 FORM 10-KSB
                              TABLE OF CONTENTS

ITEM 1.   DESCRIPTION OF BUSINESS........................................... 3
ITEM 2.   DESCRIPTION OF PROPERTY........................................... 9
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............10
ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDE MATTERS...........10
ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.........10
ITEM 7.   FINANCIAL STATEMENTS..............................................12
            Independent Auditor's Report...................................F-1
            June 30, 2000 and June 30, 1999........................F-2 TO F-13
ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE..........................13
ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT......13
ITEM 10.  EXECUTIVE COMPENSATION............................................14
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....15
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................16
ITEM 13.  EXHIBITS AND REPORTS..............................................16

Item 1.  Description of Business

(a)  Business Development

Aquistar Ventures (USA) Inc. (the "Company") was organized as a Nevada corporation on February 2, 1999, to explore for and, if possible, develop mineral properties primarily in the Province of Ontario, Canada, through its wholly owned subsidiary, Aquistar Ventures Inc. ("Aquistar Canada").

Aquistar Canada was incorporated under the laws of the Province of British Columbia, Canada, on April 13, 1995. Aquistar Canada's primary office is Suite 314 - - 837 West Hastings Street, Vancouver, British Columbia, V6C 1B6.

(b)  Business of Issuer

The Company and Aquistar Canada were organized for the purpose of engaging in the acquisition, exploration and development of mineral properties, primarily in the Province of Ontario, Canada. The Company currently has a working capital deficiency of approximately <$77,099> at September 30, 2000. The Company proposes to raise additional capital from public financings or private placements during the next twelve (12) month period in order to complete exploration and development on its properties, make option payments, and to generally meet its future corporate obligations. There can be no assurance that the Company will obtain such additional financing on a favorable basis.

The Company entered into share exchange agreements dated March 31, 1999 and April 26, 1999 with Aquistar Canada, the Company's wholly owned subsidiary, and the shareholders of Aquistar Canada, whereby the Company agreed to purchase all of the 15,200,008 outstanding common shares of Aquistar Canada in exchange for 15,200,008 common shares of the Company, at an ascribed value of $Nil, to the shareholders of Aquistar Canada. Accordingly, Aquistar Canada is a wholly owned subsidiary of the Company. See the section headed "Subsidiaries" herein.

The Company through its subsidiary, Aquistar Canada, has an option to acquire an interest in the property described herein under the heading "Sutton Option Agreement". The Company intends to carry out exploration work on the Sutton Property in order to ascertain whether the Sutton Property possesses commercially developable quantities of gold and other precious minerals.

Sutton Option Agreement

Pursuant to an agreement dated December 2, 1997, as amended June 7, 1999 (collectively the "Sutton Option Agreement") with Mike Sutton of P.O. Box 534, Kirkland Lake, Ontario, Biralger Resources Ltd. of P.O. Box 1376, 126 Willow Road, Atikokan, Ontario, and Tim Hansen of 9 Parkland Avenue, Fernie, British Columbia (collectively the "Optionors"), Aquistar Canada was granted an option (the "Option") to acquire a 100% interest in the Property, subject to a 2.5% net smelter return (the "NSR") royalty in favour of the Optionors (NSR royalty is the actual proceeds received by Aquistar Canada from any mint, smelter, refinery or the purchaser from the sale of concentrates, metals (including bullion or products from the Property). The Option may be exercised by the cash payment of an aggregate of CDN$202,000 to the Optionors, or by exploration expenditures of an aggregate CDN$210,000 on the Property, as follows:

(a) CDN$17,000 payable upon signing the letter of intent, which sum has been paid;

(b) CDN$35,000 payable 13 months from the date the Company's common shares are listed on the NASD Bulletin Board or a stock exchange (the "Listing Date");

(c)  CDN$25,000 payable 8 months after the Listing Date;

(d)  CDN$25,000 payable 8 months following item (c) payment date;

(e)  CDN$30,000 payable 12 months following item (d) payment date;

(f)  CDN$30,000 payable 12 months following item (e) payment date;

(g)  CDN$40,000 payable 12 months following item (f) payment date;

(h) incurring CDN$100,000 on exploration expenditures on the Property on or before December 2, 2000; and

(i) incurring CDN$110,000 upon a recommendation by a qualified geologist to conduct the Phase 2 work program.

If Aquistar Canada does not fulfil its obligations as set out above, the Option shall terminate and Aquistar Canada will forfeit to the Optionors any interest in the Sutton Option Agreement free and clear of all encumbrances. Any monies already paid by Aquistar Canada will be non-refundable.

At any time on or before the first anniversary following commencement of commercial production on the Property, Aquistar Canada shall have the right to purchase from the Optionors for the sum of CDN$500,000 per 0.5%, up to a maximum of 1.5% of the Optionors' 2.5% NSR royalty, allowing the Optionors to retain a minimum NSR royalty of 1%.

To keep the Sutton Option Agreement and the Property in good standing, Aquistar Canada must fulfil the obligations as set out above and file assessment work on the claims before their respective due dates as set out above.

The consideration under the Sutton Option Agreement was determined by arms length negotiations between Aquistar Canada and the Optionors. The Optionors are at arm's length to the Company and Aquistar Canada.

Description of Sutton Property

Aquistar Canada's optioned property consists of 21 mineral claims (29 units) and is situated southwesterly of the Town of Kirkland Lake and northeasterly of the Town of Matachewan, in the Matachewan Mining District of the Larder Lake Mining Division, in the Province of Ontario (approximately 48 degrees, 02 North Latitude and 80 degrees, 31 West Longitude) (the "Property").

Location and Access

Matachewan is connected to Kirkland Lake and Highway #11 North, by Highway #66 and to Elk Lake by Highway #65. The claims located in Holmes and Alma Townships are situated about 7 miles northeasterly of the Town of Matachewan and 28 miles southwesterly of the Town of Kirkland Lake.

Access to the Property is obtained via Highway #65 westerly from Kirkland Lake for 28 miles and then northerly along the Separation Lake logging road for 3.1 miles, beyond Jeans Pond.

The following is a table detailing the status of the Property:

a)  Holmes Township

Claim Number           Units           Due Date
==========================================
1047198                1 unit          June 20, 2002
1047208                "              August 29, 2002
1047209                "              August 29, 2002
1048454                "              August 29, 2001
1048455                "              August 29, 2002
1048456                "              August 29, 2002
1048457                "              August 29, 2001
1048458                "              August 29, 2002
1048459                "              August 29, 2002
1112092                "              August 15, 2001

b)  Alma Township

Claim Number           Units          Due Date
======================================
1132175                1 unit         May 9, 2001
1132176                "              May 9, 2001
1132177                "              May 9, 2001
1132178                "              May 9, 2001
1132179                "              May 9, 2001
1132180                "              May 9, 2001
1132181                "              May 9, 2001
1212277*               7 units        August 17, 2000
1203417                2 units        August 15, 2001
1203418                1 unit         August 15, 2000
1206259                2 units        April 18, 2001

(the above mineral claims being collectively referred to as the "Claims").

* This mineral claim was initially claim number 1222064 which expired in July, 1999. Subsequently, in August, 1999 the Company re-staked this mineral claim under number 1212277.

Geological Report

Aquistar Canada obtained an engineering report on the Sutton Property, dated July 1, 1997, prepared by John R. Poloni, B.Sc., P. Eng. of #13 - 6380 121st Street, Surrey, British Columbia (the "Report"). The Report summarizes the exploration and development history of the Property, the geology of the Property and the proposed exploration and development program for the Property. The results of the Report are summarized below and the text portion of the Report are reproduced in full as an Exhibit to this Registration Statement. Upon request, the Report is available for inspection at the registered and records office of Aquistar Canada located at #1750 - 750 West Pender Street, Vancouver, British Columbia, V6C 2T8.

The following is only a summary of the Report. Interested persons are advised to read the full Report.

Exploration and Development History

The Property consists of mineral claims situated in Holmes and Alma Townships covering the contact area between Archean mafic to intermediate volcanic rocks and syenitic rocks. Two major structural features, the Galer Lake - Fort Matachewan and the Sutton faults zones are covered by the claims. Historical exploration dating back to 1914 when a mineral showing was discovered near Galer Lake by the Brookbank brothers and continuing to the 1990's has outlined approximately ten sites of prime interest requiring further work. Three of these, Sites #3, #6 and #10 indicating potential extensions of target areas, are located on strike but beyond property boundaries.

Site #7 has received the greatest amount of exploration activity. Drill hole intercepts from two zones have returned values of 6.5m at 0.034 Au oz/T, 1.1 metres at 0.064 Au oz/T, 1.1 metres at 0.053 Au oz/T, and 4.4 metres at 0.025 Au oz/T including 0.15 metres at 0.102 Au oz/T. Site #7 is described as a cherty quartz zone about 120 metres wide containing the Sutton Break.

Site #4 is the edge of a deformation zone which returned an assay of 0.545
Au oz/T in outcrop.  Drill hole intercepts of 0.035 Au oz/T for 2.26 metres and
0.056 Au oz/T for 0.7 metres were obtained from quartz-ankerite veining.

The property has very little rock exposure except in certain trenches and road cuts, as glacial drift and outwash is extensive in the Matachewan area Geophysical surveys of Magnetometer, and Gradient Induced Polarization and Resistivity have been completed. The Magnetometer survey outlined three areas of massive highs, one in Alma Township in the easterly claim block, a second in Cairo Township in the westerly claim block and a third along the south east boundary of the claims. In the easterly claim block a southwesterly trending zone of magnetic low responses corresponds with the Galer Lake - Fort Matachewan Fault zone.

The Gradient IP and Resistivity surveys define potential chargeability and resistivity responses which relate to subsurface geology, possible lithologic changes, fault-fracture structures, geochemical alteration, and disseminated sulphides which are known in certain areas to be associated with potentially economic gold mineralization.

Zones A and B as defined by Quantec are of the highest priority as they appear to correspond to Site #7 and Site #4, respectively. The significance of all I.P. anomalies will be better defined when combined with other geoscientific information as part of future work.

Geology, Mineral Deposits and Reserves

The General Geology of the Holmes-Burt-Alma map area is of Precambrian age. Metamorphic equivalents of volcanic flows and tuffs, mainly mafic to intermediate in composition, with lesser amounts of felsic flows constitute the oldest group of rocks. These rocks which are equivalent in age to the Kirkland Lake area Keewatin-type volcanic rocks, have been intruded by syenitic and granitic rocks presumably of Algoman age.

Sedimentary rocks, consisting of quartzite and greywacke with lesser slate, argillite, conglomerate, and arkose, Cobalt in age, and gently folded, cover about one-third of the map area.

Local Geology

Aquistar Canada's property is underlain by Archean - Matachewan syenitic and metavolcanic and sedimentary rocks which have been intruded by diabase dikes. The claims in Alma Township cover the syenitic complex, as indicated by sparse outcrop. Geophysical surveys suggest that the Galer Lake - Fort Matachewan and the Sutton fault zones extend across the claims.

In the eastern part of the property the contact between the syenitic complex and the mafic to intermediate volcanic rocks is exposed along the access road near Site #2.

Dikes of Matachewan diabase are found frequently in the Holmes, Burt, Alma, Cairo Township areas. One such dike is exposed along the southeast shore of Holmes Lake. Others have been mapped between Tully and Geraldine Lakes and ease of Dixon Lake. Mike Sutton noted a diabase dike was discovered in the Ontario Prospectors Assistance Program 1990 surveys. Numerous faults, shear zones and topographic lineaments are found in the Matachewan map-area. North-south trending major faults are the Mistinikon Lake fault, the Montreal River-Whiskeyjack Creek fault, the Montreal River-Narrow Lake fault, the McNaughton Lake fault and the Browning Lake fault. Major shear zones occur in the vicinity of the former gold producers and along Highway #66.

The Galer Lake-Fort Matachewan fault was initially mapped on the Holmes map sheet in 1996. This fault extends westward through the southeastern part of Alma Township into Cairo Township and to the West Montreal River near Fort Matachewan. The shear zone along Highway #66 appears parallel to sub-parallel to the Galer Lake-Fort Matachewan fault.

The Sutton Break or fault zone parallels the Galer Lake-Fort Matachewan fault to the north. This fault is exposed in a road cut and has been traced across the Property by geophysical surveys.

In the cases of both shear zones and faults, the south side moved east and either or both may be the western extension of the Kirkland Lake - Larder Lake fault zone. This fault zone is the most important structural feature relating to numerous base and precious metals deposits in the Kirkland Lake, Noranda - Val d'Or areas of Ontario and Quebec.

On Aquistar Canada's property, the Galer Lake - Fort Matachewan and the Sutton fault zones are exposed and are known to host gold bearing silicified zones of potential economic significance.

On the Royal Oak Mines Matachewan project, the gold zones are mainly hosted by a sill-like body of syenite which has intruded between lithologies of the Temiskaming Group of greywackes and minor interbedded conglomerate to the north and the Archean-Age Larder Lake Group comprising mainly mafic and ultramafic volcanic flows, tuffs and derived sediments to the south. The Larder Lake Group of volcanics forms the hanging wall of the mineralization. The syenite hosted gold mineralization is associated with stockwork type narrow quartz veins to a maximum of 3-4 inches that are enclosed in pyritized alteration haloes. Pyrite is mostly restricted to the alteration haloes but can occur as medium to coarse grained patches or disseminated grains. Occasionally visible gold can be seen, particularly in the narrower, grey quartz veinlets which are generally less than 1 inch in thickness. Where the quartz veining and stringers are sufficiently abundant, "bleaching" can occur, consisting of silica, carbonate and albite alteration.

Magnetometer Survey

A magnetometer survey was completed over the established grid during April - May, 1997. Forty-five line kilometers were covered in the program with readings being taken at 50 meter intervals along the line, which were established at 100 meter spacing.

The main magnetic features are massive as defined from a general background of about 57,800 gammas. The highest magnetic feature is about 800 metres in width, open to the north and east, with an average value about 1,000 gammas above background, located east of line 1200 E towards Galer Lake.

A wide area 2000 metres long and about 900 metres wide with values about 400 gammas above background is located centered between tie lines 1600N and 2200N open to the north and southwest.

An area of elevated magnetic highs is seen between lines 600E and 1200E along the south margins of the claims. Between this area of magnetic highs and the massive area to the north is a southwesterly trending zone of magnetic lows which corresponds to the location of the Galer Lake - Fort Matachewan fault zone.

Induced Polarization Survey

During the period May 6 - 22, 1997 Quantec IP Incorporated undertook induced polarization and resistivity surveys over the property completing and submitting a report in July, 1997.

The objectives of the surveys were to locate and delineate potential gold (copper) bearing sulphide mineralization within shear hosted silicified structures or green carbonate, vertical or sub vertical, associated with the Fort Matachewan - Larder Lake -Cadillac break system or a splay of that system, similar to the Royal Oak Young Davidson - Consolidated Matachewan deposit. The target model is based on the type where less than 5% disseminated gold bearing pyrite, with or without chalcopyrite, appears within or along structurally controlled shears in quartz carbonate altered mafic to ultramafic intrusives and volcanics.

As described by Quantec IP Incorporated, the survey coverage over the property has systematically explored the claims extending coverage beyond outcrop areas into overburden cover. Chargeability anomalies have been categorized as strong, weak and questionable and also classified according to resistivity association of high, low, nil/contact type.

Proposed Exploration and Development Program

The Report states that follow-up surveys are required which will include detailed magnetic coverage with the more advanced "walking mag" continuous profiling method, further assessment and definition of the gradient IP and resistivity anomalies utilizing the multiple-gradient "realsection" technique, trenching, geochemistry, soil and/or vegetation, and diamond drilling.

(a)  Proposed Budget for Phase 1

Camp costs, field supplies                      $  4,000
Walking Magnetometer survey                        8,000

Geochemical Survey - soil, vegetation              9,000
Trenching - utilizing backhoe                     10,000
IP "Realsection" multiple gradient surveys        35,000
Transportation, truck, airfares, etc.              4,000
Drill testing of targets - NQ thin wall
  - - 900 metres @ $80.00/metre                   72,000
Report and Engineering                            20,000
Contingencies                                     20,000

Total Phase 1:                               CDN$182,000

Phase 2 of the Report is contingent on the results of Phase 1 and will include further drill testing on the Property, as required, estimated to cost CDN$300,000.

Company's Plan of Operation

The Company intends to raise funds from public financings during the next twelve
(12) month period, in order to proceed with the Phase 1 exploration program on the Property. The Company will assess whether to proceed with Phase 2 of the exploration program upon completion of Phase 1 and an evaluation of the results of the Phase 1 exploration program.

ITEM 2  Description of Property

The Company has an option to acquire a 100% interest in the Property, as described in detail in Item 1 of this Registration Statement under the "Sutton Option Agreement".

The Company does not own or lease any property other than:

1.  its option to acquire an interest in the Sutton Property; and

2. the renting or leasing of office space for the Company's corporate headquarters in Vancouver, B.C., Canada. The Company presently leases its office space for CDN$750 per month.

ITEM 3 	Legal Proceedings

There are no current or pending material legal proceedings to which the Company is or is likely to be a party or of which any of its property is or is likely to be the subject of.

ITEM 4	Submission of Matters to a Vote of Security Holders

ITEM 5 	Market for Common Equity and Related Stockholder Matters

(a) Market information - There is no public trading market for the Company's Common Stock. The Company intends to apply to have the Common Stock traded on the OTC Bulletin Board upon effectiveness of this registration statement. No assurance can be given that such application will be approved, and if approved, that an active trading market for the Common Stock will materialize or be maintained.

There are no outstanding options or warrants to purchase, or securities convertible into, shares of Common Stock.

As of the date hereof, there are 15,463,008 shares of Common stock that could be sold pursuant to Rule 144 under the Securities Act of 1933, as amended, and the Company has not agreed to register any shares of Common Stock under the Securities Act of 1933 for sale by security holders. None of the holders of the Company's common shares have any right to require the Company to register its common shares pursuant to the Securities Act of 1933.

(b) Holders - As of the date of this registration statement, there were approximately thirty-two (32) holders of record of the Company's Common Stock.

(c) Dividends - The Company has not declared any cash dividends for the last 2 fiscal years and in the subsequent interim period ended September 30, 1999. There are no dividend restrictions in the Company.

ITEM 6	Management's Discussion and Analysis or Plan of Operation

The Company and its subsidiary, Aquistar Canada, are in the business of acquiring and exploring mineral properties and do not have a source of revenue at this time.

(a)     Plan of Operation.

As at the financial period ended June 30, 2000, the Company incurred a net loss of $47,147 and as at that date, the Company's current liabilities exceeded its current assets by $77,099.

For the next 12 months, management of the Company plans to satisfy its cash requirements by raising additional funds by way of private placements and/or a public offering, to satisfy working capital needs and Phase 1 of the work program intended for the Property. The Company will assess whether to proceed with Phase 2 of the exploration program upon completion of Phase 1 and an evaluation of the results of the Phase 1 exploration program.

The Company does not expect any significant changes in the number of its employees within the next 12 months.

Please refer to the disclosure on the Company's proposed development and exploration program of the property under the section "Business of the Issuer" above.

(b) Management Discussion and Analysis of Financial Condition and Results of Operations.

The discussion and analysis in this section is based on the consolidated financial statements of the Company and its subsidiary, Aquistar Canada , and includes the accounts of both companies.

(1)  Full Fiscal Years ended June 30, 1998, June 30, 1999 and June 30, 2000.

From the date of the incorporation to June 30, 1999, the Company raised $335,362 through the issuance of 15,463,008 common shares, as follows: in February, 1999 the Company completed an offering of 250,000 common shares at a price of $0.001 per share; in March, 1999 the Company completed an offering of 13,000 common shares at a price of $0.05 per share; in March, 1999 and April, 1999 the Company issued 14,720,008 and 480,000 common shares, respectively, in connection with share exchange agreements for the acquisition of Aquistar Canada, at an ascribed value of $Nil.

The Company incurred no exploration costs as at June 30, 1998, $Nil as at June 30, 1999 and $Nil as at June 30, 2000.

No exploration expenditure write-offs were made during the fiscal years ended June 30, 1998, June 30, 1999 and June 30, 2000.

General and administrative expenses were $27,471 as at June 30, 1998, $39,312 as at June 30, 1999 and $47,147 as at June 30, 2000.

The year 2000 issue arises with respect to the Company's operations because many computerized systems use 2 digits rather than 4 digits to identify a year. Date sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information is processed using the year 2000 date. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the year 2000 issue may be experienced before, on, or after January 2, 2000 and if not addressed, the impact on operations and financial reporting may range from minor errors to significant system failure which could affect the Company's ability to conduct normal business operations. It is not possible to be certain that all aspects of the year 2000 issue affecting the Company, including those related to the efforts of customers, suppliers or other third parties, will be fully resolved.

ITEM 7	Financial Statements


                        AQUISTAR VENTURES (U.S.A.) INC.
                        (An Exploration Stage Company)

                       CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 2000 and 1999
                           (Stated in U.S. Dollars)

                               AUDITORS' REPORT

To the Shareholders
Aquistar Ventures (U.S.A.) Inc.

We have audited the consolidated balance sheets of Aquistar Ventures (U.S.A.) Inc. (an exploration stage company) as at June 30, 2000 and 1999 and the consolidated statements of operations and deficit, cash flows and stockholders' equity for the periods ended June 30, 2000, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with United States and Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at June 30, 2000 and 1999 and the results of its operations, cash flows and changes in stockholders' equity for the periods ended June 30, 2000, 1999 and 1998 in accordance with United States generally accepted accounting principles.

Without qualifying our opinion we draw attention to Note 1 to the consolidated financial statements. The Company incurred a net loss of $47,147 during the year ended June 30, 2000 and as at that date, the Company's current liabilities exceeded its current assets by $77,099. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern.


Vancouver, B.C.

September 25, 2000                                       Chartered Accountants

Comments by Auditors on United States - Canada Difference

In Canada, reporting standards for auditors do not permit the addition of an explanatory paragraph when the financial statements account for, disclose and present in accordance with generally accepted accounting principles conditions and events that cast substantial doubt on the Company's ability to continue as a going concern. Although our audit was conducted in accordance with both United States and Canadian generally accepted auditing standards, our report to the shareholders dated September 25, 2000 is expressed in accordance with United States reporting standards which require a reference to such conditions and events in the auditors' report.

Vancouver, B.C.

September 25, 2000                                       Chartered Accountants

                        AQUISTAR VENTURES (U.S.A.) INC.
                        (An Exploration Stage Company)

                          CONSOLIDATED BALANCE SHEETS
                           (Stated in U.S. Dollars)


_______________________________________________________________________________
                                                                  JUNE 30

                                                             2000         1999
_______________________________________________________________________________


ASSETS
Current

    Cash                                                  $  1,299     $  1,286
    Goods and services tax recoverable                         423        1,324
                                                          _____________________
                                                             1,722        2,610

Mineral Property (Note 4)                                   12,445       12,445
Office Equipment, at cost less accumulated amortization      1,383        1,731
                                                          _____________________
                                                          $ 15,550     $ 16,786
===============================================================================

LIABILITIES
Current
     Accounts and advances payable                        $ 78,821     $ 32,862
                                                          _____________________

SHAREHOLDERS' DEFICIENCY

Share Capital
    Authorized:
     50,000,000 common shares, par value $0.001
     per share at June 30, 2000 and 1999

    Issued And Outstanding
     15,463,008 common shares at June 30, 2000 and 1999    335,362      335,362

Additional Paid In Capital                                  10,038       10,038
Contributed Surplus                                          5,509        5,509
Cumulative Translation Adjustment                             (721)        (673)
Accumulated Deficit                                       (413,459)    (366,312)
                                                          ______________________
                                                           (63,271)     (16,076)

                                                          $ 15,550     $ 16,786
===============================================================================

Approved by the Board of Directors:

______________________________                     ___________________________

                        AQUISTAR VENTURES (U.S.A.) INC.
                        (An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                           (Stated in U.S. Dollars)

___________________________________________________________________________________________________________________
                                                                                                      INCEPTION
                                                                                                    APRIL 13, 1995

                                                                             YEAR ENDED             TO
                                                                               JUNE 30              JUNE 30
                                                                        ________________________

                                                           2000           1999         1998           2000
___________________________________________________________________________________________________________________
Expenses

Amortization                                          $      348     $      433     $      541     $   1,998
Professional fees                                         14,572         10,950          3,072        36,019
Management fees                                           20,270         19,852         17,968        96,204
Office and sundry                                          2,492            467            604         9,316
Rent                                                       7,601          7,610          5,286        30,026
Travel and business promotion                                -              -              -           6,898
Share issue costs                                            -              -           13,039        34,921
Exploration expenditures                                   1,864            -              -         191,835
Write off abandoned mineral property                         -              -              -           5,857
                                          ____________________________________________

Loss For The Period                                      (47,147)       (39,312)       (40,510)    $ 413,074
                                                                                                   ===========
Accumulated Deficit, Beginning Of Period                (366,312)      (326,615)      (286,105)
________________________________________________________________________________________________
                                                        (413,459)      (365,927)      (326,615)



Net Asset Deficiency Of Legal Parent At
  Date Of Reverse Take-Over Transaction                      -             (385)           -
                                          ______________________________________________________

Accumulated Deficit, End Of Period                    $ (413,459)    $ (366,312)    $ (326,615)
================================================================================================

Loss Per Share                                        $    (0.01)    $    (0.01)    $ (0.02)
================================================================================================

Weighted Average Number Of Shares Outstanding         15,463,008     15,060,427     2,322,001
================================================================================================


                        AQUISTAR VENTURES (U.S.A.) INC.
                        (An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Stated in U.S. Dollars)


___________________________________________________________________________________________________________________
                                                                                                      INCEPTION
                                                                                                    APRIL 13, 1995

                                                                             YEAR ENDED             TO
                                                                               JUNE 30              JUNE 30
                                                                        ________________________

                                                           2000           1999         1998           2000
___________________________________________________________________________________________________________________

Cash Flows From Operating Activities
    Loss for the period                               $ (47,147)     $  (39,312)    $  (40,510)    $(413,074)
                                                      _____________________________________________________________
Adjustments To Reconcile Loss To Net Cash Used By
  Operations Activities
    Write off abandoned mineral property                    -               -              -           5,857
    Amortization                                            348             433            541         1,998
    Change in Goods and Services Tax recoverable            901            (530)         5,857          (423)
    Change in accounts and advances payable              45,959          (9,795)        18,232        78,821
                                                         __________________________________________________________

Total Adjustments                                        47,208          (9,892)        24,630        86,253
                                                         __________________________________________________________
Net Cash Used In Operating Activities                        61         (49,204)       (15,880)     (326,821)
                                                         __________________________________________________________

Cash Flows From Investing Activities
    Mineral property                                        -               -              -         (18,302)
    Office equipment                                        -               -              -          (3,380)
    Net asset deficiency of legal parent at date of
      reverse take-over transaction                         -              (385)           -            (385)
                                                         __________________________________________________________
                                                            -              (385)           -         (22,067)
Cash Flows From Financing Activities
    Issue of share capital                                  -            47,083          9,151       345,400
    Contributed surplus                                     -             5,509            -           5,509
                                                         __________________________________________________________
                                                            -            52,592          9,151       350,909
                                                         __________________________________________________________
Effect Of Exchange Rate Changes On Cash                     (48)         (2,738)         1,883          (722)
                                                         __________________________________________________________
Increase (Decrease) In Cash                                  13             265         (4,846)        1,299
Cash, Beginning Of Period                                 1,286           1,021          5,867           -
                                                         __________________________________________________________
Cash, End Of Period                                   $   1,299      $    1,286     $    1,021     $   1,299
===================================================================================================================


                        AQUISTAR VENTURES (U.S.A.) INC.
                        (An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Continued)
                                (Stated in U.S. Dollars)



Supplemental Disclosure of Non-Cash Financing And Investing Activities:

Effective March 31, 1999, the Company acquired 100% of the issued and outstanding shares of Aquistar Ventures Inc. by issuing 14,983,008 common shares at an ascribed value of $Nil.

                        AQUISTAR VENTURES (U.S.A.) INC.
                        (An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           (Stated in U.S. Dollars)



                                       Common Stock
                             ___________________________________
                                                     Additional                  Cumulative
                             Number                   Paid-in     Contributed    Translation    Accumulated
                             of Shares   Amount       Capital       Surplus      Adjustment       Deficit      Total
                             ___________________________________________________________________________________________
Issuance of common stock            1    $      1    $   -        $   -           $  -          $     -       $       1
Net loss                          -           -          -            -              -             (3,643)       (3,643)
                             ___________________________________________________________________________________________

Balance, June 30, 1995              1           1        -            -              -             (3,643)       (3,642)

Issuance of common stock    1,700,000     179,975        -            -              -                -         179,975
Translation adjustment            -           -          -            -             (489)             -            (489)
Net loss                          -           -          -            -              -           (136,164)     (136,164)
                             ___________________________________________________________________________________________

Balance, June 30, 1996      1,700,001     179,976        -            -             (489)        (139,807)       39,680

Issuance of common stock      600,000     109,190        -            -              -                -         109,190
Translation adjustment            -           -          -            -              670              -             670
Net loss                          -           -          -            -              -           (146,298)     (146,298)
                             ___________________________________________________________________________________________

Balance, June 30, 1997      2,300,001     289,166        -            -              181         (286,105)        3,242

Issuance of common stock       50,000       9,151        -            -              -                -           9,151
Translation adjustment            -           -          -            -            1,883              -           1,883
Net loss                          -           -          -            -              -            (40,510)      (40,510)
                               _________________________________________________________________________________________

Balance, June 30, 1998      2,350,001     298,317        -            -            2,064         (326,615)      (26,234)


                        AQUISTAR VENTURES (U.S.A.) INC.
                        (An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           (Stated in U.S. Dollars)

                                       Common Stock
                             ___________________________________
                                                     Additional                  Cumulative
                             Number                   Paid-in     Contributed    Translation    Accumulated
                             of Shares   Amount       Capital       Surplus      Adjustment       Deficit      Total
                             ___________________________________________________________________________________________

Issuance of common stock         240,000    42,074         -           -               -                -        42,074
Cancellation of common stock    (750,000)   (5,509)        -           -               -                -        (5,509)
Contributed surplus                  -         -           -         5,509             -                -         5,509

Increase in issued common
  stock due to 8 for 1
  stock split                 12,880,007       -           -           -               -                -           -

Exchange of stock to acquire
 subsidiary
    Aquistar Ventures Inc.   (14,720,008)      -           -           -               -                -           -
    Aquistar Ventures
      (U.S.A.) Inc.
                              14,983,008       -           -           -               -                -           -

Net asset deficiency of
 legal parent at date of
 reverse take-over
 transaction                     -             -           -           -               -               (385)       (385)

Issuance of common stock       480,000         480      10,038         -               -                -        10,518
Translation adjustment           -             -           -           -            (2,737)             -        (2,737)
Net loss                         -             -           -           -               -            (39,312)    (39,312)
                               _________________________________________________________________________________________

Balance, June 30, 1999        15,463,008   335,362      10,038       5,509            (673)        (366,312)    (16,076)

Translation adjustment            -            -           -           -               (48)             -           (48)
Net loss                          -            -           -           -               -            (47,147)    (47,147)
                              __________________________________________________________________________________________

Balance, June 30, 2000        15,463,008  $335,362    $ 10,038     $ 5,509         $  (721)      $ (413,459)   $(63,271)
                              ==========================================================================================

                        AQUISTAR VENTURES (U.S.A.) INC.
                        (An Exploration Stage Company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2000 and 1999
                           (Stated in U.S. Dollars)

1.  NATURE OF OPERATIONS

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

2.  SIGNIFICANT ACCOUNTING POLICIES

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

                        AQUISTAR VENTURES (U.S.A.) INC.
                        (An Exploration Stage Company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2000 and 1999
                           (Stated in U.S. Dollars)


2.  SIGNIFICANT ACCOUNTING POLICIES  (Continued)

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

                        AQUISTAR VENTURES (U.S.A.) INC.
                        (An Exploration Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2000 and 1999
(Stated in U.S. Dollars)


3.  ACQUISITION OF SUBSIDIARY

    Effective March 31, 1999, Aquistar Ventures (U.S.A.) Inc. acquired 100% of the issued and outstanding shares of Aquistar Ventures Inc. by issuing 14,983,008 common shares. Since the transaction resulted in the former shareholders of Aquistar Ventures Inc. owing the majority of the issued shares of Aquistar Ventures (U.S.A.) Inc., the transaction which is referred to as a "reverse take-over", has been treated for accounting purposes as an acquisition by Aquistar Ventures Inc. of the net assets and liabilities of Aquistar Ventures (U.S.A.) Inc. Under this purchase method of accounting, the results of operations of Aquistar Ventures (U.S.A.) Inc. are included in these financial statements from March 31, 1999.

    Aquistar Ventures (U.S.A.) Inc. had a net asset deficiency at the acquisition date, therefore the 14,983,008 shares issued on acquisition were issued at an ascribed value of $Nil with the net asset deficiency of $385 charged to deficit. Aquistar Ventures Inc. is deemed to be the purchaser for accounting purposes. Accordingly its net assets are included in the balance sheet at their previously recorded amounts.

    The acquisition is summarized as follows:

         Current Assets
              Cash                  $   900

         Current Liabilities
              Accounts payable        1,285

         Net Asset Deficiency       $  (385)
                                   ==========

                        AQUISTAR VENTURES (U.S.A.) INC.
                        (An Exploration Stage Company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2000 and 1999
                           (Stated in U.S. Dollars)


4.  MINERAL PROPERTY
                                                                     JUNE 30
                                                                 _______________
                                                                 2000      1999
    Sutton Property                                              _______________

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

    -  cash payment of Cdn. $25,000 16 months
       after the initial payment date

                        AQUISTAR VENTURES (U.S.A.) INC.
                        (An Exploration Stage Company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2000 and 1999
                           (Stated in U.S. Dollars)


4.  MINERAL PROPERTY (Continued)

                                                                     JUNE 30
                                                                 _______________
                                                                 2000      1999
                                                                 _______________

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

                        AQUISTAR VENTURES (U.S.A.) INC.
                        (An Exploration Stage Company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2000 and 1999
                           (Stated in U.S. Dollars)


5.  RELATED PARTY TRANSACTIONS

During the periods indicated the Company incurred the following amounts with a related company:

                                                              June 30
                                                  _____________________________
                                                     2000       1999     1998
                                                  _____________________________

            Management fees                        $ 20,270  $ 19,852  $ 17,968
                                                  =============================

            Rent                                   $  7,601  $  7,610  $  5,285


6.  INCOME TAXES

    No provision for income taxes has been provided in these financial statements due to the accumulated net losses. At June 30, 2000, the Company has net operating loss carryforwards, which expire commencing in 2002 totalling approximately $215,000, the benefits of which have not been recorded.


7.  UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

    The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. Although the change in date has occurred it is not possible to conclude that all aspects of the Year 2000 Issue that may affect the entity, including those related to the efforts of customers, suppliers, or other third parties, have been fully resolved.

ITEM 8	Changes in and Disagreements with Accountants

ITEM 9	Directors, Executive Officers, Promoters and Control Perons; Compliance
        with Section 16(a) of the Exchange Act

The following information sets forth the names of the directors, executive officers, promoters control persons of the Company, their present positions with the Company, and their biographical information.

1.  Directors and Officers

Name                    Age      Office                       Term of Office
=====                   ===     ======                        ==============
Alfredo De Lucrezia     32   President, Director                 One Year
Maurizio Grande         51   Secretary, Treasurer, Director      One Year
Georgeos Polyhronopo    41   Director                            One Year


Mr. Alfredo De Lucrezia has been a Director of the Company since February 2, 1999 and President of the Company since September 10, 1999. Mr. De Lucrezia has a Business Administration Diploma from Capilano College, of Vancouver, British Columbia. Since 1988, Mr. De Lucrezia has been the President and Owner of Tony's Painting and Decorating, a private British Columbia company, which has been in operation since 1988. Mr. De Lucrezia is also Co-Owner of Gala Events, a private British Columbia company, which has been in operation since 1995. Mr. De Lucrezia does the accounting and manages both of his private companies. Mr. De Lucrezia is currently the President and a Director of Solaia Ventures Inc., a public company listed on the Vancouver Stock Exchange. During the period 1995 through 1998 Mr. De Lucrezia provided investor relations services for several public junior resource companies listed on the Vancouver Stock Exchange, including Canasia Industries Corp., Golden Temple Mining Corp. and International Croesus Ventures Corp. Mr. De Lucrezia provides management services to the Company (refer to Item 9 hereunder for further particulars). There is no requirement on Mr. De Lucrezia to provide a fixed amount of time in the service of the Company. Consequently, the amount of time he spends on Company business will depend on the needs of the Company.

Mr. Maurizio Grande has been a Director of the Company since September 10, 1999. Mr. Grande is the President and Co-Owner of Marble Art Canada, a private company in the business of the manufacture and sale of granite and marble products, since 1979. Mr. Grande has also been involved in the real estate and development business for the past 10 years. Mr. Grande will provide services to the Company on a part-time basis, as required for the business of the Company. There is no requirement on Mr. Grande to provide a fixed amount of time in the service of the Company. Consequently, the amount of time he spends on Company business will depend on the needs of the Company.

Mr. Georgeos Polyhronopo has been a Director of the Company since September 15,
1999.   Mr. Polyhronopous is currently the President and Chief Executive Officer of Global SmartCards, Inc. He has 10 years experience in corporate development, and has managed multiple projects. Mr. Polyhronopous has been directly involved in taking several companies "Public" from seed funding to Initial Prospectus Offering. He has worked as an Investment Banker and Broker. Mr. Polyhronopous closely follows technological developments and trends, as they relate to both the Telecommunications Industry and the Internet and World Wide Web. He is a Professional Member of the National Association of Certified Valuation Analysts. From 1998 to present Mr. Polyhronopous has been a Director of Enterprise Solutions, Telemax Communications, which is a provider of enterprise solutions, such as: educational institutions; public utilities; community, city, state and federal offices; media relations; and medical facilities. From 1997 to present Mr. Polyhronopous, is the Co-founder and Corporate Secretary of Infobuild Networks, whereby he provided investors to finance the company; structured and prepared the Offering for the company; negotiated the licensing of certain technologies; and developed the World Wide Web for the company at www.infobuild.com. From 1989 to 1996 Mr. Polyhronopous was the Managing Director of Capcom Equities Inc., where he was responsible for facilitating mergers and acquisitions for private and public development stage and micro-cap companies and provided strategic financing advice and the development of public market strategies. From 1989 to 1996 Mr. Polyhronopous was a Broker and Investment Banker for Osler Inc. where he was involved in the securities industry in Vancouver, British Columbia, Canada. Mr. Polyhronopo will provide services to the Company on a part-time basis, as required for the business of the Company. There is no requirement on Mr. Polyhronopo to provide a fixed amount of time in the service of the Company. Consequently, the amount of time he spends on Company business will depend on the needs of the Company.

2.  Promoters

The Company does not have any promoters other than the directors or officers of the Company.

3.  Control Persons

Other than the directors or officers of the Company, the following may be considered as control persons of the Company, holding greater than 20% of the issued and outstanding shares of the Company:

Shareholder                        # of common               % of Issued and
and Address                        shares held                 Outstanding
___________________               _____________              _______________
Alexander Ozer                       3,120,000                    20.18%
614 - 860 W. Hastings Street
Vancouver, British Columbia

Donald Currie                        3,520,008                    22.76%
1361 Greenbriar Way
N. Vancouver, British Columbia

ITEM 10	Executive Compensation

The following table sets forth certain information as to the Company's three highest paid executive officers and directors for the fiscal year ended
June 30, 1999.

                         Summary  Compensation  Table

Name                               Position                    Year   Salary

Alfredo  De  Lucrezia        President, Director               1999   CDN$5,000
Maurizio  Grande             Secretary, Treasurer, Director    1999   Nil
Georgeos  Polyhronopo        Director                          1999   Nil

The Company's Canadian subsidiary, Aquistar Canada, entered into a management agreement dated May 1, 1999 with Alfredo De Lucrezia, whereby the Aquistar Canada agreed to pay Mr. De Lucrezia CDN$2,500 per month for providing management services to the Company and Aquistar Canada.

The Company may during the course of the current year decide to compensate its Officers and Directors for their services. However, the Company does not currently pay and does not intend to pay any compensation to the Officers and Directors serving on the Company's Board of Directors at this time, other than Mr. De Lucrezia.

ITEM 11  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of the date hereof, based on information obtained from the persons named below, with respect to the beneficial ownership of the Common Stock by (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Company's Common Stock, and (ii) each Director and Officer, and (iii) all Directors and Officers of the Company, as a group:

Title of Class Name and Address of           Amount of      Percentage of Class
         Beneficial Owner                    Beneficial     (total outstanding
                                             Ownership(1)     is 15,463,008)
- --------------------------------------------------------
Common Stock    Veronica Beckett              1,280,000           8.28%
                Farlifangstrasse 21
                CH - 8126
                Zumikon, Switzerland
- --------------------------------------------------------
Common Stock    Wagstall Developments Ltd.    2,000,000          12.93%
                P.O. Box N8627
                Nassau, Bahamas
- --------------------------------------------------------
Common Stock    Elvira Cusano                 2,400,000          15.52%
                Via Nilolo D'Auzzano 79
                Firenze, Italy
- --------------------------------------------------------
Common Stock    Paolo Stinghi                 2,400,000          15.52%
                873 E 14th Street
                N. Vancouver, British
                Columbia
- --------------------------------------------------------

Common Stock    Alexander Ozer                3,120,000          20.18%
                614 - 860 W. Hastings Street
                Vancouver, British Columbia
- --------------------------------------------------------
Common Stock    Donald Currie                 3,520,008          22.76%
                1361 Greenbriar Way
                N. Vancouver, British
                Columbia
- --------------------------------------------------------

[1] Unless otherwise indicated, this column reflects amounts as to which the beneficial owner has sole voting power and sole investment power.

[2]  No security holder listed above owns any warrants, options or rights.

[3] The officers and directors of the Company do not beneficially own any common shares of the Company.

ITEM 12  Certain Relationships and Related Transactions

None of the Directors or Officers of the Company, nor any proposed nominee for election as a Director of the Company, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all outstanding shares of the Company, nor any promoter of the Company, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the date of the Company's incorporation or in any presently proposed transaction which, in either case, has or will materially affect the Company. The Company has not entered into transactions with any member of the immediate families of the foregoing persons, nor is any such transaction proposed.

ITEM 13  Exhibits and Reports