Form 10KSB/A
period 2000-06-30
AQUISTAR VENTURES USA INC
filed 2000-10-17
CIK 1084554

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB
                                 Amendment I


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

ITEM 13  Exhibits and Reports

(*) Exhibits have been previosly reported on Form 10-SB
Index to Exhibits Exhibit
2.1 Articles of Incorporation Exhibit
2.2 Bylaws of the Company Exhibit
6.1 Share Exchange Agreement dated March 31, 1999 Exhibit
6.2 Share Exchange Agreement dated April 26, 1999 Exhibit
6.3 Sutton Option Agreement dated December 2, 1997, as amended June 7, 1999 Exhibit
6.4 Management Agreement dated May 1, 1999 Exhibit
10 Consent of Consulting Geologist to use of Report

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this filing to be signed on its behalf by the undersigned, thereunto duly authorized.

October 13, 2000

/s/Al Delucrezia
_______________
Al Delucrezia
Director/President