Form 10QSB
period 2000-09-30
AQUISTAR VENTURES USA INC
filed 2000-11-21
CIK 1084554

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2000

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period                        to
                               ----------------------    -----------------------

     Commission File Number   0-28535
                           -----------------------------


                           AQUISTAR VENTURES (USA) INC.
      --------------------------------------------------------------------
       (Exact name of small Business Issuer as specified in its charter)


           Nevada                                          91-1975651
------------------------------------           ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 ------------------------------
incorporation or organization)
-----------------------------


Suite 314-837 West Hastings Street
Vancouver, British Columbia, Canada                        V6C 3N6
------------------------------------           ---------------------------------
(Address of principal executive offices)       (Postal or Zip Code)


Issuer's telephone number, including area code:     604-642-6410
                                               ---------------------------------

                                          None
      --------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days   [X] Yes  [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 15,463,008 Shares of $0.001 par value Common Stock outstanding as of September 30, 2000.

                        PART 1 - FINANCIAL INFORMATION


Item 1.   Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended September 30, 2000 are not necessarily indicative of the results that can be expected for the year ending June 30, 2001.

                   AQUISTAR VENTURES (U.S.A.) INC.
                   (An Exploration Stage Company)


                  CONSOLIDATED FINANCIAL STATEMENTS


                       SEPTEMBER 30, 2000
                         (Unaudited)
                     (Stated in U.S. Dollars)

                    AQUISTAR VENTURES (U.S.A.) INC.
                    (An Exploration Stage Company)

                     CONSOLIDATED BALANCE SHEETS
                            (Unaudited)
                       (Stated in U.S. Dollars)

--------------------------------------------------------------------------------
                                               SEPTEMBER 30       JUNE 30
                                                   2000             2000
--------------------------------------------------------------------------------

ASSETS

Current
   Cash                                         $        574       $      1,299
   Goods and Services Tax recoverable                    416                423
                                              ----------------------------------
                                                         990              1,722

Mineral Property (Note 4)                             12,445             12,445

Office Equipment, at cost less
 accumulated amortization                              1,296              1,383
                                              ----------------------------------

                                                $     14,731       $     15,550
================================================================================

LIABILITIES

Current
Accounts and advances payable                   $     83,869       $     78,821
                                              ----------------------------------

SHAREHOLDERS' DEFICIENCY

Share Capital
  Authorized:
   50,000,000 common shares, par value $0.001 per share at September 30, 2000 and at June 30, 2000

  Issued and Outstanding:
   15,463,008 at September 30, 2000
    and June 30, 2000                                335,362            335,362

Additional Paid-In Capital                            10,038             10,038

Contributed Surplus                                    5,509              5,509

Cumulative Translation Adjustment                        578               (721)
                                              ----------------------------------
Accumulated Deficit                                 (420,625)          (413,459)
                                              ----------------------------------
                                                     (69,138)           (63,271)
                                              ----------------------------------

                                                $     14,731       $     15,550
================================================================================

                    AQUISTAR VENTURES (U.S.A.) INC.
                    (An Exploration Stage Company)

          CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                            (Unaudited)
                       (Stated in U.S. Dollars)

--------------------------------------------------------------------------------
                                                                     INCEPTION
                                                                      APRIL 13
                                         THREE MONTHS ENDED           1995 TO
                                            SEPTEMBER 30            SEPTEMBER 30
                                      2000                1999          2000
--------------------------------------------------------------------------------

Expenses
  Amortization                          $      87    $      87       $    2,085
  Professional fees                          -             590           36,019
  Management fees                           5,049        5,047          101,253
  Office and sundry                           515           33            9,831
  Rent                                      1,515        2,019           31,541
  Travel and business promotion              -            -               6,898
                                         ---------------------------------------
                                            7,166        7,776          187,627
                                         ---------------------------------------

Loss Before The Following                  (7,166)      (7,776)        (187,627)

Share Issue Costs                            -            -             (34,921)

Exploration Expenditures                     -          (1,856)        (191,835)

Write Off Of Abandoned Mineral Property      -            -              (5,857)

Loss For The Period                        (7,166)      (9,632)      $  420,240
                                                                     ===========

Accumulated Deficit, Beginning Of Period (413,459)    (366,312)
                                         ----------------------

Accumulated Deficit, End Of Period      $(420,625)   $(375,944)
===============================================================

Loss Per Share                          $   (0.01)   $   (0.01)
===============================================================

Weighted Average Number Of Shares
 Outstanding                           15,463,008   15,463,008
===============================================================

                    AQUISTAR VENTURES (U.S.A.) INC.
                    (An Exploration Stage Company)

             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            (Unaudited)
                       (Stated in U.S. Dollars)

                                             Common Stock
                                  ----------------------------------
                                                         Additional                       Cumulative
                                   Number                 Paid-in       Contributed       Translation      Accumulated
                                  of Shares     Amount    Capital         Surplus          Adjustment         Deficit       Total
                                 --------------------------------------------------------------------------------------------------
Issuance of common stock                   1   $        1   $     -      $     -         $     -            $     -     $        1
Net loss                                -            -            -            -               -                (3,643)     (3,643)
                                 --------------------------------------------------------------------------------------------------
Balance, June 30, 1995                     1            1         -            -               -                (3,643)     (3,642)
Issuance of common stock           1,700,000      179,975         -            -               -                  -        179,975
Translation adjustment                  -            -            -            -               (489)              -           (489)
Net loss                                -            -            -            -               -              (136,164)   (136,164)
                                 --------------------------------------------------------------------------------------------------
Balance, June 30, 1996             1,700,001      179,976         -            -               (489)          (139,807)     39,680
Issuance of common stock             600,000      109,190         -            -               -                  -        109,190
Translation adjustment                  -            -            -            -                670               -            670
Net loss                                -            -            -            -               -              (146,298)   (146,298)
                                 --------------------------------------------------------------------------------------------------
Balance, June 30, 1997             2,300,001      289,166         -            -                181           (286,105)      3,242
Issuance of common stock              50,000        9,151         -            -               -                  -          9,151
Translation adjustment                  -            -            -            -              1,883               -          1,883
Net loss                                -            -            -            -               -               (40,510)    (40,510)
                                 --------------------------------------------------------------------------------------------------
Balance, June 30, 1998             2,350,001      298,317         -            -              2,064           (326,615)    (26,234)
Issuance of common stock             240,000       42,074         -            -               -                  -         42,074
Cancellation of common stock        (750,000)      (5,509)        -            -               -                  -         (5,509)
Contributed surplus                     -            -            -           5,509            -                  -          5,509
Increase in issued common
 stock due to 8 for 1
 stock split                      12,880,007         -            -            -               -                  -           -
Exchange of stock to
acquire subsidiary
 Aquistar Ventures Inc.          (14,720,008)        -            -            -               -                  -           -
 Aquistar Ventures (U.S.A.) Inc.  14,983,008         -            -            -               -                  -           -
Net asset deficiency of
 legal parent at date of
 reverse take-over
 transaction                             -            -            -            -               -                  (385)      (385)
Issuance of common stock             480,000          480       10,038         -               -                  -         10,518
Translation adjustment                  -            -            -            -             (2,737)              -         (2,737)
Net loss                                -            -            -            -               -               (39,312)    (39,312)
                                 --------------------------------------------------------------------------------------------------
Balance, June 30, 1999            15,463,008      335,362       10,038        5,509            (673)          (366,312)    (16,076)
Translation adjustment                  -            -            -            -                (48)              -            (48)
Net loss                                -            -            -            -               -               (47,147)    (47,147)
                                 --------------------------------------------------------------------------------------------------
Balance, June 30, 2000            15,463,008      335,362       10,038        5,509            (721)          (413,459)    (63,271)
Translation adjustment                  -            -            -            -              1,299               -          1,299
Net loss                                -            -            -            -               -                (7,166)     (7,166)
                                 --------------------------------------------------------------------------------------------------
Balance, September 30, 2000       15,463,008   $  335,362 $     10,038   $    5,509      $      578         $ (420,625) $  (69,138)
                                 ==================================================================================================

                    AQUISTAR VENTURES (U.S.A.) INC.
                    (An Exploration Stage Company)

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)
                      (Stated in U.S. Dollars)

--------------------------------------------------------------------------------
                                                                     INCEPTION
                                                                      APRIL 13
                                         THREE MONTHS ENDED           1995 TO
                                            SEPTEMBER 30            SEPTEMBER 30
                                      2000                1999          2000
--------------------------------------------------------------------------------

Cash Flows From Operating
  Activities
   Loss for the period             $    (7,166)      $    (9,632)    $ (420,240)
                                    --------------------------------------------
Adjustments To Reconcile
  Loss To Net Cash Used By
  Operating Activities
   Write off of abandoned
    mineral property                      -                 -             5,857
   Amortization                             87                87          2,085
   Change in Goods and
     Services Tax
     recoverable                             7                 4           (416)
   Change in prepaid expense              -                 -              -
   Change in accounts and
    advances payable                     5,048            10,545         83,869
                                    --------------------------------------------
Total Adjustments                        5,142            10,636         91,395
                                    --------------------------------------------
Net Cash Used In Operating
  Activities                            (2,024)            1,004       (328,845)
                                    --------------------------------------------

Cash Flows From Investing
  Activities
   Mineral property                       -                 -           (18,303)
   Office equipment                       -                 -            (3,380)
   Net asset deficiency of
    legal parent at date
    of reverse take-over
    transaction                           -                 -              (385)
                                    --------------------------------------------
                                          -                 -           (22,068)
                                    --------------------------------------------

Cash Flows From Financing
  Activities
   Issue of share capital                 -                 -           345,400
   Contributed surplus                    -                 -             5,509
                                    --------------------------------------------
                                          -                 -           350,909
                                    --------------------------------------------

Effect Of Exchange Rate
  Changes On Cash                        1,299               355            578
                                    --------------------------------------------

Increase (Decrease) In Cash               (725)            1,359            574

Cash, Beginning Of Period                1,299             1,286           -
                                    --------------------------------------------

Cash, End Of Period                $       574       $     2,645     $      574
================================================================================

                    AQUISTAR VENTURES (U.S.A.) INC.
                    (An Exploration Stage Company)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2000
                               (Unaudited)
                        (Stated in U.S. Dollars)

1.   BASIS OF PRESENTATION

     The unaudited financial statements as of September 30, 2000 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair a presentation have been included. It is suggested that these financial statements be read in conjunction with the June 30, 2000 audited financial statements and notes thereto.


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

                    AQUISTAR VENTURES (U.S.A.) INC.
                    (An Exploration Stage Company)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2000
                               (Unaudited)
                        (Stated in U.S. Dollars)

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

                    AQUISTAR VENTURES (U.S.A.) INC.
                    (An Exploration Stage Company)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2000
                               (Unaudited)
                        (Stated in U.S. Dollars)

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

     g) Loss Per Share

        The loss per share is calculated using the weighted average number of common shares outstanding during the period.

4.   MINERAL PROPERTY

                                                       SEPTEMBER 30     JUNE 30
                                                           2000          2000
                                                       -------------------------

     Sutton Property

     The Company has entered into an option
     agreement dated December 2, 1997, as
     amended, which provides for the acquisition of a 100% interest, subject to a 2.5% net smelter royalty in 21 unpatented mineral claims in the Larder Lake Mining Division of Ontario. In order to earn its interest, the Company must make cash payments and incur exploration expenditures as follows:

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

     - cash payment of Cdn. $25,000 8 months after the initial date

     - cash payment of Cdn. $25,000 16 months after the initial payment date

                    AQUISTAR VENTURES (U.S.A.) INC.
                    (An Exploration Stage Company)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2000
                               (Unaudited)
                        (Stated in U.S. Dollars)

4.   MINERAL PROPERTY (Continued)

                                                       SEPTEMBER 30     JUNE 30
                                                           2000          2000
                                                       -------------------------

     - cash payment of Cdn. $30,000 28 months after the initial payment date

     - cash payment of Cdn. $30,000 40 months after the initial payment date

     - Cash payment of Cdn. $40,000 52 months after the initial payment date

     Exploration Expenditures

     - a total of Cdn. $210,000, Cdn. $100,000
       by December 2, 2000 and Cdn. $110,000
       upon a recommendation to conduct the
       phase 2 work program

     Consideration paid to date                        $   12,445    $   12,445
                                                       =========================

5.   RELATED PARTY TRANSACTIONS

     During the periods indicated, the Company incurred the following amounts with related parties:

                                                           THREE MONTHS ENDED
                                                              SEPTEMBER 30
                                                            2000       1999
                                                       -------------------------

     Management fees                                   $    5,049    $    5,047
                                                       =========================

     Rent                                              $    1,515    $    2,019
                                                       =========================

6.   INCOME TAXES

     No provision for income taxes has been provided in these financial statements due to the accumulated net losses. At September 30, 2000, the Company has net operating loss carryforwards, which expire commencing in 2002, totalling approximately $225,000, the benefits of which have not been recorded.

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

AQUISTAR VENTURES (USA) INC.



Date: November 20, 2000
    ---------------------------------------



By:     /s/ Al De Lucrezia
    ---------------------------------------
    AL DE LUCREZIA, Director and President