Form 10QSB
period 2000-12-31
AQUISTAR VENTURES USA INC
filed 2001-01-16
CIK 1084554

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC 20549

                                    FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended December 31, 2000

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period                    to
                               ------------------   ----------------------------

     Commission File Number   0-28535
                              -------------------


                            AQUISTAR VENTURES (USA) INC.
     -----------------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)


      Nevada                                                91-1975651
-------------------------------                 --------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


Suite 314-837 West Hastings Street
Vancouver, British Columbia, Canada                          V6C 3N6
----------------------------------------        --------------------------------
(Address of principal executive offices)               (Postal or Zip Code)


Issuer's telephone number, including area code:            604-642-6410
                                                --------------------------------

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 15,463,008 Shares of $0.001 par value Common Stock outstanding as of December 31, 2000.

             PART 1 - FINANCIAL INFORMATION


Item 1.   Financial Statements


The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended December 31, 2000 are not necessarily indicative of the results that can be expected for the year ending June 30, 2001.

                         AQUISTAR VENTURES (U.S.A.) INC.
                         (An Exploration Stage Company)


                        CONSOLIDATED FINANCIAL STATEMENTS


                                DECEMBER 31, 2000
                                    (Unaudited)
                             (Stated in U.S. Dollars)

                         AQUISTAR VENTURES (U.S.A.) INC.
                         (An Exploration Stage Company)

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                            (Stated in U.S. Dollars)

--------------------------------------------------------------------------------
                                                       DECEMBER 31     JUNE 30
                                                          2000           2000
--------------------------------------------------------------------------------

ASSETS
Current
   Cash                                                $       778  $     1,299
   Goods and Services Tax recoverable                          796          423
                                                       -------------------------
                                                             1,574        1,722

Mineral Property (Note 4)                                   12,445       12,445

Office Equipment, at cost less accumulated
  amortization                                               1,209        1,383
                                                       -------------------------
                                                       $    15,228  $    15,550
================================================================================

LIABILITIES
Current
   Accounts and advances payable                       $    96,641  $    78,821
                                                       -------------------------

SHAREHOLDERS' DEFICIENCY

Share Capital
  Authorized:
    50,000,000 common shares, par value $0.001 per share at December 31, 2000 and at June
    30, 2000

  Issued and Outstanding:
    15,463,008 at December 31, 2000 and June 30, 2000      335,362      335,362

Additional Paid-In Capital                                  10,038       10,038
Contributed Surplus                                          5,509        5,509
Cumulative Translation Adjustment                              316         (721)
Accumulated Deficit                                       (432,638)    (413,459)
                                                       -------------------------
                                                           (81,413)     (63,271)
                                                       -------------------------
                                                       $    15,228  $    15,550
================================================================================

                         AQUISTAR VENTURES (U.S.A.) INC.
                         (An Exploration Stage Company)

              CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                                  (Unaudited)
                           (Stated in U.S. Dollars)

--------------------------------------------------------------------------------------------------------------------
                                                                                                         INCEPTION
                                                                                                          APRIL 13
                                           THREE MONTHS ENDED                 SIX MONTHS ENDED             1995 TO
                                              DECEMBER 31                        DECEMBER 31             DECEMBER 31
                                          2000           1999                2000           1999             2000
--------------------------------------------------------------------------------------------------------------------
Expenses
   Amortization                    $        87      $        87           $       174     $       174    $    2,172
   Professional fees                     4,593            5,022                 4,593           5,612        40,612
   Management fees                       4,951            5,099                10,000          10,146       106,204
   Office and sundry                       897              828                 1,412             861        10,728
   Rent                                  1,485            2,039                 3,000           4,058        33,026
   Travel and business promotion          -                -                     -               -            6,898
                                   ---------------------------------------------------------------------------------
                                        12,013           13,075                19,179          20,851       199,640
                                   ---------------------------------------------------------------------------------

Loss Before The Following              (12,013)         (13,075)              (19,179)        (20,851)     (199,640)

Share Issue Costs                         -                -                     -               -          (34,921)

Exploration Expenditures                  -                -                     -             (1,856)     (191,835)

Write Off Of Abandoned
  Mineral Property                        -                -                     -               -           (5,857)
                                   ---------------------------------------------------------------------------------

Loss For The Period                    (12,013)         (13,075)              (19,179)        (22,707)   $ (432,253)
                                                                                                         ===========

Accumulated Deficit,
  Beginning Of Period                 (420,625)        (375,944)             (413,459)       (366,312)
                                   -------------------------------------------------------------------
Accumulated Deficit,
  End Of Period                    $  (432,638)     $  (389,019)          $  (432,638)    $  (389,019)
======================================================================================================

Loss Per Share                     $     (0.01)     $     (0.01)          $     (0.01)    $     (0.01)
======================================================================================================

Weighted Average Number Of
  Shares Outstanding                15,463,008       15,463,008            15,463,008      15,463,008
======================================================================================================

                         AQUISTAR VENTURES (U.S.A.) INC.
                         (An Exploration Stage Company)

                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            (Stated in U.S. Dollars)

                                            Common Stock
                             -------------------------------------------
                                                             Additional                   Cumulative
                               Number                         Paid-in     Contributed    Translation    Accumulated
                             of Shares        Amount          Capital       Surplus       Adjustment      Deficit        Total
                             -----------------------------------------------------------------------------------------------------
Issuance of common stock              1     $           1   $      -     $       -       $       -     $        -     $         1
Net loss                           -                 -             -             -               -            (3,643)      (3,643)
                            ------------------------------------------------------------------------------------------------------
Balance, June 30, 1995                1                 1          -             -               -            (3,643)      (3,642)
Issuance of common stock      1,700,000           179,975          -             -               -              -         179,975
Translation adjustment             -                 -             -             -               (489)          -            (489)
Net loss                           -                 -             -             -               -          (136,164)    (136,164)
                            ------------------------------------------------------------------------------------------------------
Balance, June 30, 1996        1,700,001           179,976          -             -               (489)      (139,807)      39,680
Issuance of common stock        600,000           109,190          -             -               -              -         109,190
Translation adjustment             -                 -             -             -                670           -             670
Net loss                           -                 -             -             -               -          (146,298)    (146,298)
                            ------------------------------------------------------------------------------------------------------
Balance, June 30, 1997        2,300,001           289,166          -             -                181       (286,105)       3,242
Issuance of common stock         50,000             9,151          -             -               -              -           9,151
Translation adjustment             -                 -             -             -              1,883           -           1,883
Net loss                           -                 -             -             -               -           (40,510)    (40,510)
                            ------------------------------------------------------------------------------------------------------
Balance, June 30, 1998        2,350,001           298,317          -             -              2,064       (326,615)    (26,234)
Issuance of common stock        240,000            42,074          -             -               -              -         42,074
Cancellation of common
  stock                        (750,000)           (5,509)         -             -               -              -         (5,509)
Contributed surplus                -                 -             -            5,509            -              -          5,509
Increase in issued common
  stock due to 8 for 1
  stock split                12,880,007              -             -             -               -              -           -
Exchange of stock to
  acquire subsidiary
  Aquistar Ventures Inc.    (14,720,008)             -             -             -               -              -           -
  Aquistar Ventures
   (U.S.A.) Inc.             14,983,008              -             -             -               -              -           -
Net asset deficiency of
  legal parent at date
  of reverse take-over
  transaction                      -                 -             -             -               -              (385)        (385)
Issuance of common stock        480,000               480        10,038          -               -              -          10,518
Translation adjustment             -                 -             -             -             (2,737)          -          (2,737)
Net loss                           -                 -             -             -               -           (39,312)     (39,312)
                            ------------------------------------------------------------------------------------------------------
Balance, June 30, 1999       15,463,008           335,362        10,038         5,509            (673)      (366,312)     (16,076)
Translation adjustment             -                 -             -             -                (48)          -             (48)
Net loss                           -                 -             -             -               -           (47,147)     (47,147)
                            ------------------------------------------------------------------------------------------------------
Balance, June 30, 2000       15,463,008           335,362        10,038         5,509            (721)      (413,459)     (63,271)
Translation adjustment             -                 -             -             -              1,037           -           1,037
Net loss                           -                 -             -             -               -           (19,179)    (19,179)
                            ------------------------------------------------------------------------------------------------------
Balance, December 31, 2000   15,463,008     $     335,362   $    10,038  $      5,509    $        316  $    (432,638) $  (81,413)
                            ======================================================================================================

                         AQUISTAR VENTURES (U.S.A.) INC.
                         (An Exploration Stage Company)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)

--------------------------------------------------------------------------------------------------------------------
                                                                                                         INCEPTION
                                                                                                          APRIL 13
                                           THREE MONTHS ENDED                 SIX MONTHS ENDED             1995 TO
                                              DECEMBER 31                        DECEMBER 31             DECEMBER 31
                                          2000           1999                2000           1999             2000
--------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating
  Activities
   Loss for the period             $   (12,013)     $   (13,075)          $   (19,179)    $   (22,707)   $ (432,253)
                                   ---------------------------------------------------------------------------------

Adjustments To Reconcile
  Loss To Net Cash Used
  By Operating Activities
   Write off of abandoned
    mineral property                      -                -                     -               -            5,857
   Amortization                             87               87                   174             174         2,172
   Change in Goods and
    Services Tax recoverable              (380)             (22)                 (373)            (18)         (796)
   Change in accounts and
    advances payable                    12,772           11,464                17,820          22,009        96,641
                                   ---------------------------------------------------------------------------------
Total Adjustments                       12,479           11,529                17,621          22,165       103,874
                                   ---------------------------------------------------------------------------------

Net Cash Used In Operating
  Activities                               466           (1,546)               (1,558)           (542)     (328,379)
                                   ---------------------------------------------------------------------------------

Cash Flows From Investing
  Activities
   Mineral property                       -                -                     -               -          (18,303)
   Office equipment                       -                -                     -               -           (3,380)
   Net asset deficiency of
    legal parent at date
    of reverse take-over
    transaction                           -                -                     -               -             (385)
                                   ---------------------------------------------------------------------------------
                                          -                -                     -               -          (22,068)
                                   ---------------------------------------------------------------------------------

Cash Flows From Financing
  Activities
   Issue of share capital                 -                -                     -               -          345,400
   Contributed surplus                    -                -                     -               -            5,509
                                   ---------------------------------------------------------------------------------
                                          -                -                     -               -          350,909
                                   ---------------------------------------------------------------------------------

Effect Of Exchange Rate Changes
  On Cash                                 (262)            (935)                1,037            (580)          316
                                   ---------------------------------------------------------------------------------

Increase (Decrease) In Cash                204           (2,481)                 (521)         (1,122)          778

Cash, Beginning Of Period                  574            2,645                 1,299           1,286          -
                                   ---------------------------------------------------------------------------------

Cash, End Of Period                $       778      $       164           $       778     $       164    $      778
====================================================================================================================

                         AQUISTAR VENTURES (U.S.A.) INC.
                         (An Exploration Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              DECEMBER 31, 2000
                                  (Unaudited)
                          (Stated in U.S. Dollars)

1.   BASIS OF PRESENTATION

     The unaudited financial statements as of December 31, 2000 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair a presentation have been included. It is suggested that these financial statements be read in conjunction with the June 30, 2000 audited financial statements and notes thereto.


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

                         AQUISTAR VENTURES (U.S.A.) INC.
                         (An Exploration Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              DECEMBER 31, 2000
                                  (Unaudited)
                          (Stated in U.S. Dollars)


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

                         AQUISTAR VENTURES (U.S.A.) INC.
                         (An Exploration Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              DECEMBER 31, 2000
                                  (Unaudited)
                          (Stated in U.S. Dollars)


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

     g)   Loss Per Share

          The loss per share is calculated using the weighted average number of common shares outstanding during the period.


4.   MINERAL PROPERTY
                                                        DECEMBER 31   JUNE 30
                                                           2000        2000
                                                        ------------------------
     Sutton Property

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

     - cash payment of Cdn. $25,000 8 months after the initial payment date

     - cash payment of Cdn. $25,000 16 months after the initial payment date

                         AQUISTAR VENTURES (U.S.A.) INC.
                         (An Exploration Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              DECEMBER 31, 2000
                                  (Unaudited)
                          (Stated in U.S. Dollars)


4.   MINERAL PROPERTY (Continued)

                                                        DECEMBER 31   JUNE 30
                                                           2000        2000
                                                        ------------------------

     - cash payment of Cdn. $30,000 28
       months after the initial payment date

     - cash payment of Cdn. $30,000 40 months after the initial payment date

     - Cash payment of Cdn. $40,000 52 months after the initial payment date

     Exploration Expenditures

     - a total of Cdn. $210,000, Cdn. $100,000
       by December 2, 2000 and Cdn. $110,000
       upon a recommendation to conduct the
       phase 2 work program

     Consideration paid to date                         $   12,445   $   12,445
                                                        ========================

5.   RELATED PARTY TRANSACTIONS

     During the periods indicated, the Company incurred the following amount with related parties:

                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                        DECEMBER 31             DECEMBER 31
                                     2000        1999        2000        1999
                                  ----------------------------------------------

     Management fees              $   4,951   $   5,099   $  10,000   $  10,146
                                  ==============================================
     Rent                         $   1,485   $   2,039   $   3,000   $   4,058
                                  ==============================================

6.   INCOME TAXES

     No provision for income taxes has been provided in these financial statements due to the accumulated net losses. At December 31, 2000, the Company has net operating loss carryforwards, which expire commencing in 2002, totalling approximately $237,000, the benefits of which have not been recorded.

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

AQUISTAR VENTURES (USA) INC.



Date:     January 11, 2001
        -------------------------------------



By:        /s/ Al DeLucrezia
        -------------------------------------
        AL DELUCREZIA, Director and President