Form 10QSB
period 2001-03-31
AQUISTAR VENTURES USA INC
filed 2001-05-21
CIK 1084554

                         UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC 20549


                         FORM 10-QSB

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2001

[ ]  Transition Report pursuant to 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the transition period from             to

Commission File Number: 0-28535

                 AQUISTAR VENTURES (USA) INC.
                 ----------------------------
   (Exact name of Small Business Issuer as specified in its charter)


Nevada                                             91-1975651
------                                             ----------
(State or other jurisdiction of                    (IRS Employer
incorporation )                                    Identification No.)

2300 W. Sahara Ave., Suite 500
Las Vegas, Nevada                                  89102
------------------------------                     -----
(Address of principal executive offices            (Zip Code)

Issuer's telephone number, including area code (800) 894-4646

   Suite 314-837 West Hastings Street, Vancouver, BC Canada, V6C 3N6
   -----------------------------------------------------------------
          (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to
be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such
shorter period that the issuer was required to file such
reports), and (2) has been subject to such filing
requirements for the past 90 days    [X ] Yes    [  ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,463,008 shares of Common Stock as of March 31, 2001.

                 PART 1 - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying un-audited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

                    AQUISTAR VENTURES (USA) INC.
                    (A Development Stage Company)


                  CONSOLIDATED FINANCIAL STATEMENTS


                           MARCH 31, 2001

                     AQUISTAR VENTURES (USA) INC.
                     (A Development Stage Company)

                      CONSOLIDATED BALANCE SHEETS



--------------------------------------------------------------------------
                                                 MARCH 31          JUNE 30
                                                   2001              2000
--------------------------------------------------------------------------
ASSETS

Current
  Cash                                          $    11,473    $     1,490
  Accounts receivable                                 1,010              -
  Loan receivable                                    25,000              -
  Prepaid expenses                                    6,763              -
                                                --------------------------
                                                     44,246          1,490
  Capital Assets                                     16,673              -
                                                --------------------------
                                                $    60,919    $     1,490
==========================================================================
LIABILITIES

Current
  Accounts payable and accrued liabilities      $    36,485    $    24,713
  Loan payable to shareholder                             -         16,097
  Deferred revenue                                  173,527        101,639
                                                --------------------------
                                                    210,012        142,449
Convertible Note Payable                            642,885              -
                                                --------------------------
                                                    852,897        142,449
                                                --------------------------

SHAREHOLDERS' DEFICIENCY

Share Capital
  Authorized:
    50,000,000 common shares with a par
    value of $0.001 per share at March
    31, 2001 and June 30, 2000

  Issued and Outstanding:
    15,463,008 common shares at March 31,
    2001 and June 30, 2000                           15,231              3

Additional Paid-In Capital                           35,044         18,947

Deficit Accumulated During The Development Stage   (842,253)      (159,909)
                                                --------------------------
                                                   (791,978)      (140,959)
                                                --------------------------
                                                $    60,919    $     1,490
==========================================================================

                     AQUISTAR VENTURES (USA) INC.
                    (A Development Stage Company)

           CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

------------------------------------------------------------------------------
                                                                    INCEPTION
                                                                     JUNE 28
                          THREE MONTHS ENDED  NINE MONTHS ENDED      1999 TO
                                MARCH 31           MARCH 31          MARCH 31
                          2001          2000  2001         2000        2001
------------------------------------------------------------------------------
Operating Expenses   $   264,956 $    25,512 $   682,344 $    25,512 $ 842,253
                     ---------------------------------------------------------
Loss For The Period     (264,956)    (25,512)   (682,344)    (25,512)$(842,253)
                                                                     =========
Accumulated Deficit,
Beginning Of Period     (577,297)          -    (159,909)          -
                     ------------------------------------------------
Accumulated
Deficit, End
Of Period            $  (842,253)$   (25,512)$  (842,253)$   (25,512)
====================================================================

Loss Per Share       $     (0.02)$     (0.01)$     (0.04)$     (0.01)
====================================================================
Weighted Average
Number Of Shares
Outstanding           15,463,008  15,463,008  15,463,008  15,463,008
====================================================================

                     AQUISTAR VENTURES (USA) INC.
                    (A Development Stage Company)

                 CONSOLIDATED STATEMENT OF CASH FLOWS

------------------------------------------------------------------------------
                                                                    INCEPTION
                                                                     JUNE 28
                          THREE MONTHS ENDED  NINE MONTHS ENDED      1999 TO
                                MARCH 31           MARCH 31          MARCH 31
                          2001          2000  2001         2000        2001
------------------------------------------------------------------------------
Cash Flows From
 Operating Activities
  Loss for the period $ (264,956) $  (25,512)$(682,344)$ (25,512)  $ (842,253)
                      -------------------------------------------------------
Adjustments To
 Reconcile Loss To Net
 Cash Used By Operating
 Activities
  Amortization               238           -       539         -          539
 Change in accounts
  receivable                (214)          -      (214)        -         (214)
 Change in loan
  Receivable                  29           -   (25,000)        -      (25,000)
 Change in prepaid
  Expenses                  (663)          -    (6,763)        -       (6,763)
 Change in accounts
  payable and accrued
  liabilities             22,549       3,500    11,772     3,500       36,485
 Change in deferred
  revenue                      -      22,012    71,888    22,012      173,527
                      -------------------------------------------------------
 Total Adjustments        21,939      25,512    52,222    25,512      178,574
                      -------------------------------------------------------
                        (243,017)          -  (630,122)        -     (663,679)
                      -------------------------------------------------------
Cash Flows From
Investing Activities
 Purchase of capital
  assets                  (1,750)          -    (3,558)        -       (3,558)
                      -------------------------------------------------------
Cash Flows From
 Financing Activities
  Issue of common
   shares                      -           -         -         -       35,047
  Convertible note
   payable               217,885           -   642,885         -      642,885
  Cash acquired on
   acquisition of
   subsidiary                778           -       778         -          778
                      -------------------------------------------------------
                         218,663           -   643,663         -      678,710
                      -------------------------------------------------------
Increase (Decrease)
 In Cash                 (26,104)          -     9,983         -       11,473

Cash, Beginning Of
 Period                   37,577           -     1,490         -            -
                      -------------------------------------------------------
Cash, End Of Period   $   11,473   $       - $  11,473  $      -  $    11,473
=============================================================================


SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

During the period ended March 31, 2001, a loan payable to a shareholder in the amount of $16,097 was reclassified as a contribution to capital in connection with the Company's repurchase of common stock in preparation for the reverse take-over transaction.

Effective February 2, 2001, the Company acquired 100% of the issued and outstanding shares of Custom Branded Networks, Inc. by issuing 25,000,000 common shares at the fair value of $15,228 (Note 2).

                      AQUISTAR VENTURES (USA) INC.
                      (A Development Stage Company)

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            MARCH 31, 2001


1.   BASIS OF PRESENTATION

The unaudited consolidated financial statements as of March 31, 2001 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair a presentation have been included. It is suggested that these financial statements be read in conjunction with the June 30, 2000 audited financial statements and notes thereto of Custom Branded Networks, Inc.


2.   ACQUISITION OF SUBSIDIARY

Effective February 2, 2001, Aquistar Ventures (USA) Inc. ("Aquistar") acquired 100% of the issued and outstanding shares of Custom Branded Networks, Inc. ("Custom Branded") by issuing 25,000,000 common shares. Since the transaction resulted in the former shareholders of Custom Branded owning the majority of the issued shares of Aquistar, the transaction, which is referred to as a "reverse take-over", has been treated for accounting purposes as an acquisition by Custom Branded of the net assets and liabilities of Aquistar. Under this purchase method of accounting, the results of operations of Aquistar are included in these financial statements from February 2, 2001.

Control of the net assets of Aquistar was acquired for the total consideration of $15,228 representing the fair value of the assets of Aquistar. Custom Branded is deemed to be the purchaser for accounting purposes. Accordingly, its net assets are included in the balance sheet at their previously recorded values.

The acquisition is summarized as follows:

Current assets (including cash of $778)               $    1,574
Capital assets                                            13,654
                                                      ----------
                                                      $   15,228
                                                      ==========

Consideration given at fair value of:
  Common shares                                       $   15,228
                                                      ==========

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

At the beginning of the quarter, the Company devoted its efforts as a natural resource company engaged in the acquisition, exploration and development of mineral properties. On February 2, 2001 the Company acquired 100% of the issued and outstanding capital stock of Custom Branded Networks, Inc. ("CBN"), a Delaware corporation. CBN provides turnkey private label Internet solutions to businesses and private organizations that desire to affiliate with a customer base via the Internet. Since the acquisition, the Company has completely shifted its emphasis to the operations of CNB.

The company anticipates that it can meet its next 12 month budget requirements through the completion of financing on an existing debenture with OTC Investments and through either the private placement or public registration for sale of its securities. In addition, the company is in advanced discussions to acquire one or more private companies whose earnings will support the capital needs of the company on a consolidated basis. Lastly, the company has entered several contracts with customers, which contracts should provide revenues to assist in covering the capital needs of the company during the next 12 months. In the event that the Company is unable to raise capital as discussed above, the Company will have sufficient capital to meet its plan of operations for the next 60 days. The Company expects to incur additional research and development costs over the next twelve months. However, such expenditures are dependent upon the Company's ability to raise capital to support such operations.

Forward Looking Statements

The information contained in this section and elsewhere may at times represent management's best estimates of the Company's future financial and technological performance, based upon assumptions believed to be reasonable. Management makes no representation or warranty, however, as to the accuracy or completeness of any of these assumptions, and nothing contained in this document should be relied upon as a promise or representation as to any future performance or events. The Company's ability to accomplish these objectives, and whether or not it will be financially successful is dependent upon numerous factors, each of which could have a material effect on the results obtained. Some of these factors are within the discretion and control of management and others are beyond management's control. Management considers the assumptions and hypothesis used in preparing any forward looking assessments of profitability contained in this document to be reasonable; however, we cannot assure investors that any projections or assessments contained in this document, or otherwise made by management, will be realized or achieved at any level.

                  PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.   DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

   (a)  Exhibits
        None

   (b)  Reports on Form 8-K

     Form 8-K/A was filed by the Company on April 20, 2001. The purpose of this filing was to amend Form 8-K filed on February 20, 2001. The only change reported on Form 8-K/A was the inclusion of necessary unaudited proforma financial statements.

     Form 8-K was filed by the Company on February 20, 2001. The purpose of this filing was to announce the acquisition by Aquistar of 100% of Custom Branded Networks, Inc. The acquisition took place on February 2, 2001.

                          SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               AQUISTAR VENTURES (USA) INC.



DATED: May 21, 2001            By: /s/ Steve Browning
                                  -------------------------------
                                   Steve Browning, President