Form 10KSB
period 2001-06-30
CUSTOM BRANDED NETWORKS INC
filed 2001-10-15
CIK 1084554

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                             FORM 10KSB

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES 	EXCHANGE ACT OF 1934
      For the fiscal year ended June 30, 2001

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _________ to _________

      Commission File No.  0-28535
                           -------

                   CUSTOM BRANDED NETWORKS, INC.
       (Exact name of Registrant as specified in its charter)

                ___________________________________
                    Former Name if Applicable


          NEVADA                            91-1975651
-------------------------------             ------------
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification
Number)

2300 W. Sahara Ave., Suite 500
Las Vegas, Nevada                          89102
------------------------------             -----------
(Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code:(800)894-4646
                                                   -------------

Securities registered pursuant to Section 12(b) of the Act:
none

Securities registered pursuant to Section 12 (g) of the Act:
50,000,000 common shares par value $0.001 per share

Check whether the issuer (l) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. [ X ] Yes [   ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for the fiscal year ending June 30, 2001 were $173,527.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of June 30, 2001 is $ 5,493,553.

The number of shares of the issuer's Common Stock outstanding as of June 30, 2001 is 32,372,532.

Transitional Small Business Disclosure Format (check one):
Yes [   ]  No [ X ]

                           PART I

Item 1. Description of Business

Corporate History

Custom Branded Networks, Inc. ("CBN", "Custom Branded" or the "Company") was incorporated under the laws of the state of Nevada on February 2, 1999, under the name of Aquistar
Ventures (USA) Inc. The Company was organized for the purpose of exploring for and , if possible, developing mineral properties primarily in the province of Ontario, Canada, through its wholly owned subsidiary, Aquistar
Ventures Inc. ("Aquistar Canada"). Aquistar Canada was incorporated under the laws of the province of British
Columbia, Canada, on April 13, 1995.

Initial business operations included the acquisition of various options to search for mineral deposits on certain tracts of real property and to develop any deposits that had potential for commercial viability. All such options have now lapsed and Aquistar Canada is now a dormant entity as far as business operations are concerned.

On February 2, 2001, the Company acquired 100% of the issued and outstanding capital stock of Custom Branded Networks, Inc., a Delaware corporation in exchange for 25,000,000 common shares of the Company. The Company then changed its name to Custom Branded Networks, Inc. All current business operations of the Company are the business operations of Custom Branded Networks, Inc., the Delaware corporation which is the Company's wholly owned subsidiary.

Business Operations

The Company provides turnkey private label Internet solutions to businesses and private organizations that desire to affiliate with a customer base via the Internet. In this way, Custom Branded is seeking to create for itself a recurring revenue stream through the sale of subscription-based services. Custom Branded also sells the individual components of its services to established Internet Service Providers ("ISP's") at pricing that is profitable for both parties, including wholesale dialup port access and back-office services for ISP's.

CBN's ability to reduce the high costs, delays and risks associated with branded Internet services makes CBN a desirable business partner. Unlike other private label Internet providers, CBN through it proprietary business model is able to provide customized turnkey Internet service to partners who have as few as 100 subscribers. This enables CBN to reach virtually any group thereby substantially increasing its available pool of customers. Additionally, CBN has developed marketing tools to assist its partners in generating better services to their subscribers and higher profits for the partner. Through the network of partners that it is creating, CBN believes it can generate recurring revenue as well as create an electronic distribution channel for other subscription services. These services may be provided by CBN or through partnerships with other vendors. CBN is beginning to establish partnerships for other subscription-based services that can be packaged for upsale to ISP subscribers.

CBN is pursuing a merger and acquisition strategy to increase its revenue and customer base and thereby believes it can become profitable in a short period of time. Primarily using restricted shares of stock for acquisitions preserves the Company's capital while providing immediate increases in revenue. The Company is targeting acquisition of companies with a high degree of business synergy in CBN's target market. The specific companies that are presently targeted for acquisition have three characteristics: immediate revenue, a vertical integration strategy to reduce cost and a distribution channel for products conducive to CBN's current operations. Future acquisition candidates will also be sought out that will continue this trend of bringing immediate revenues and subscribers.

CBN has its core services in operation and is acquiring customers to establish that portion of its business.
Ideally the Company is hoping to acquire an established leader in the Virtual Internet Service Provider market space to become the Company's division for providing private label services. CBN will then evolve into the public holding company with several wholly owned strategic business units conducting all operations. These units will include:

-     Private label division
-     UsefulWare division
-     Web development division
-     Traditional ISP division

CBN has specific plans to acquire businesses that will fit into each unit. CBN has publicly announced its acquisition plans that it has entered into and is pursuing with UsefulWare, Inc., to flagship the Company's UsefulWare division.

To date, the Company has signed up certain customers but deployment on the ISP's network has not occurred.
Management expects deployment to occur in the near future.

Competition

The e-commerce industry is intensely competitive. Many persons and entities are looking to the Internet for business opportunity, including many ISP's. CBN believes that it can compete successfully in this market through its business structure of being able to service the small as well as the large Internet provider.

Employees

At the present time the Company does not have any employees except the Company's officers and directors. Upon the acquisition of new partners, the technical work necessary to the provide the partner with the services of the Company is outsourced, thereby reducing the need for employees at the Company level. At the present time, Mr.

John Platt is the sole officer and director of the Company.
It is expected that two additional officers and directors will join the Company within the next 60 days.

Government Regulations

Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet generally, covering issues such as user privacy, pricing, and characteristics and quality of products and services. Similarly, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business over the Internet. The adoption of any such laws or regulations may decrease the growth of commerce over the Internet, increase our cost of doing business or otherwise have a harmful effect on our business and out business partners.

To date, governmental regulations have not materially restricted the use or expansion of the Internet. However, the legal and regulatory environment that pertains to the Internet is uncertain and may change. New and existing laws may cover issues that include:

-     Sales and other taxes;
-     User privacy;
-     Pricing controls;
- Characteristics and quality of products and services;
-     Consumer protection;
-     Cross-border commerce;
-     Libel and defamation;
-     Copyright, trademark and patent infringement; and
- Other claims based on the nature and content of Internet materials.

We are not aware of any environmental laws that will be applicable to the operation of our business.

Research and Development Expenditures

During the fiscal year ended June 30, 2001, we did not incur any research or development expenditures.

Subsidiaries

Custom Branded Networks, Inc., a Delaware corporation, through which we conduct our business is a wholly owned subsidiary. Aquistar Ventures Inc., a corporation formed under the laws of the province of British Columbia, Canada, is a wholly owned subsidiary which from a business standpoint is dormant at the present time.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark. There is little or no necessity to have patented technology in order to conduct our business over the Internet. This fact makes it easier for us to implement our business model. It also increases the ease with which potential competition can enter our industry.

Item 2. Description of Property

The Company leases 400 square feet of office space at 535 Chesterfield Circle, San Marcos, California 92069 at a cost of $1,850 per month. The space is on a three year lease which will expire on July 31, 2003. The Company does not have an interest in any other real property.

Item 3. Legal Proceedings

CBN is not a party to any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

On May 29, 2001, a meeting of the shareholders of the Company was held for the purpose of voting on a proposal to change the name of the Company to Custom Branded Networks, Inc. Of the 32,372,532 shares of recorded, 16,676,667 shares were in attendance at the meeting either in person or by proxy. All of the shares present voted in favor of the name change.

                          Part II

Item 5. Market for Registrant's Common Equity and Related
Stockholders Matters

Market Information

The common shares of the Company are listed on the OTC
Bulletin Board under the symbol CBNK. There was no trading market in the stock prior to the fourth calendar quarter of 2000. Following is the high and low sales prices for each quarter beginning with the fourth calendar quarter of 2000 through June 30, 2001. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter                    High           Low
-------                    ----           ---
Oct. - Dec. 2000           2.00            1.25
Jan. - Mar. 2001           1.75            0.75
Apr. - Jun. 2001           0.75            0.32

On the date of this filing, being October 15, 2001, the bid price of our common shares is $0.0750 and the ask price is $0.1000.

At June 30, 2001 there were approximately 52 record holders of CBN's Common Stock.

CBN has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future.

There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. The
Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

(1) we would not be able to pay our debts as they become due in the usual course of business; or

(2) our total assets would be less that the sum of our total liabilities.

Recent Sales of Unregistered Securities

On February 2, 2001, the Company issued 25,000,000 shares of common stock in exchange for all of the issued and outstanding shares of Custom Branded Networks, Inc., a Delaware corporation. The transaction was an isolated transaction with seven persons and exempt from registration under Section 4(2) of the Securities Act of 1933.

Item 6. Management's Discussion and Analysis or Plan of Operation

Plan of Operations:
-------------------

For the fiscal year ended June 30, 2001, the Company had operational expenses of $884,776 against revenues of $173,527. However, to date, we have had no revenues from operations. The Company has signed up certain customers but deployment on the ISP's network has not occurred.
Management expects deployment to occur in the near future. At such time, the Company will begin to generate revenue from regular business operations.

At June 30, 2001, the Company had cash of $6,230. To sustain the business operations of the Company, it is necessary for the Company to raise capital in the immediate future. The Company plans are to raise $1,500,000 in investment capital within the next 12 months. This capital will sustain the operations of the Company for approximately 24 months. During the same period of time, we expect to generate revenue from business operations. It is impossible to predict at the present time how fast revenues will be generated or how soon they might become significant when compared to the operational expenses of the Company.

Operational expenses are incurred primarily due to the Company's efforts to develop and to promote its products and services, which efforts include internal staffing, travel and other promotional expenses.

Forward-Looking Statements:
---------------------------
Many statements made in this report are forward-looking statements that are not based on historical facts. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements made in this report relate only to events as of the date on which the statements are made.

Item 7. Financial Statements


               Index to the Financial Statements
              As of June 30, 2001 and 2000 and for
For Each of the Two Years in the Period Ended June 30, 2001
--------------------------------------------------------------


Report of Independent Auditors                  F-1

     Balance Sheets, June 30,2001 and 2000      F-2

     Consolidated Statements of
       Operations and Deficit                   F-3

     Consolidated Statement of Cash Flows       F-4

     Consolidated Statement Of
       Shareholders' Deficiency                 F-5

Notes to the Financial Statements               F-6

                      AUDITORS' REPORT




To the Shareholders of
Custom Branded Networks, Inc.
(Formerly Aquistar Ventures (USA) Inc.)
(A development stage company)

We have audited the consolidated balance sheet of Custom Branded Networks, Inc. (formerly Aquistar Ventures (USA) Inc.) (a development stage company) as at June 30, 2001 and the consolidated statements of operations and deficit accumulated during the development stage, cash flows and stockholders' equity for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at June 30, 2001 and the results of its operations, cash flows, and changes in stockholders' equity for the year then ended in accordance with United States generally accepted accounting principles.

Without qualifying our opinion, we draw attention to Note 1 to the financial statements. The Company has incurred a net loss of $1,056,675 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfil its development activities. These factors raise substantial doubt that the Company will be able to continue as a going concern.

The financial statements as at June 30, 2000, and for the period from June 28, 1999 (inception) to June 30, 2000, were audited by other auditors who expressed an opinion without reservation on those financial statements in their report dated November 8, 2000.




Vancouver, B.C.                          /s/ Morgan & Company

October 12, 2001                         Chartered Accountants

                   CUSTOM BRANDED NETWORKS, INC.
              (Formerly Aquistar Ventures (USA) Inc.)
                   (A Development Stage Company)

                    CONSOLIDATED BALANCE SHEET
                     (Stated in U.S. Dollars)



--------------------------------------------------------------------------

                                                          JUNE 30
                                                   2001             2000
--------------------------------------------------------------------------

ASSETS
Current
  Cash                                         $     6,230    $     1,490
  Prepaid expenses and advances                     28,384              -
                                               ---------------------------
                                                    34,614          1,490

Loan Receivable From Shareholder (Note 3)           25,000              -

Capital Assets                                       2,414              -
                                               ---------------------------
                                               $    62,028    $     1,490
==========================================================================

LIABILITIES
Current
  Accounts payable and accrued liabilities     $   160,188    $    24,713
  Loan payable to shareholder                            -         16,097
  Deferred revenue                                       -        101,639
                                               ---------------------------
                                                   160,188        142,449

Convertible Note Payable (Note 4)                  734,713              -
                                               ---------------------------
                                                   894,901        142,449
                                               ---------------------------

STOCKHOLDERS' DEFICIENCY

Share Capital
  Authorized:
   50,000,000 common shares with a par
    value of $0.001 per share at June 30, 2001

  Issued and outstanding:
   32,372,532 common shares at June 30, 2001
    and 15,463,008 common shares at June 30,
    2000                                            15,231              3

  Additional paid-in capital                        35,044         18,947

Deficit Accumulated During The Development Stage  (883,148)      (159,909)
                                               ---------------------------
                                                  (832,873)      (140,959)
                                               ---------------------------
                                               $    62,028   $      1,490
==========================================================================

Approved by the Directors:


--------------------------------          --------------------------------
                               F-2

                     CUSTOM BRANDED NETWORKS, INC.
                (Formerly Aquistar Ventures (USA) Inc.)
                     (A Development Stage Company)

           CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                       (Stated in U.S. Dollars)



---------------------------------------------------------------------------
                                                 INCEPTION        INCEPTION
                                      YEAR        JUNE 28          JUNE 28
                                     ENDED        1999 TO          1999 TO
                                    JUNE 30       JUNE 30          JUNE 30
                                     2001           2000             2001
---------------------------------------------------------------------------

Revenue                          $  173,527    $        -       $   173,527

Operating Expenses                  884,776       166,109         1,050,885
                                 -------------------------------------------
Loss From Operations               (711,249)     (166,109)         (877,358)

Other Income                            455         6,200             6,655

Write Down Of Capital Assets        (12,445)            -           (12,445)
                                 -------------------------------------------
Net Loss For The Period            (723,239)     (159,909)      $  (883,148)
                                                                ============
Accumulated Deficit,
  Beginning Of Period              (159,909)            -
                                 -------------------------
Accumulated Deficit,
  End Of Period                  $ (883,148)   $ (159,909)
==========================================================
Loss Per Share                   $    (0.03)   $    (0.01)
==========================================================
Weighted Average Number Of
Shares Outstanding               22,508,643    15,463,008
==========================================================

                    CUSTOM BRANDED NETWORKS, INC.
               (Formerly Aquistar Ventures (USA) Inc.)
                    (A Development Stage Company)

                CONSOLIDATED STATEMENT OF CASH FLOWS
                      (Stated in U.S. Dollars)


---------------------------------------------------------------------------
                                                 INCEPTION        INCEPTION
                                      YEAR        JUNE 28          JUNE 28
                                     ENDED        1999 TO          1999 TO
                                    JUNE 30       JUNE 30          JUNE 30
                                     2001           2000             2001
---------------------------------------------------------------------------
Cash Flows From Operating
 Activities
  Loss for the period            $ (723,239)   $ (159,909)      $  (883,148)

Adjustments To Reconcile Loss
 To Net Cash Used By Operating
 Activities
  Amortization                          603             -               603
  Write down of capital assets       12,445             -            12,445
  Change in prepaid expenses
    and advances                    (27,588)            -           (27,588)
  Change in accounts payable
    and accrued liabilities         135,475        24,713           160,188
  Change in deferred revenue       (101,639)      101,639                 -
                                 -------------------------------------------
                                   (703,943)      (33,557)         (737,500)
                                 -------------------------------------------

Cash Flows From Investing Activity
 Purchase of capital assets          (1,808)            -            (1,808)
                                 -------------------------------------------

Cash Flows From Financing
 Activities
 Proceeds from loan payable to
  Shareholder                             -        16,097            16,097
 Loan receivable from
  Shareholder                       (25,000)            -           (25,000)
 Issue of common shares                   -        18,950            18,950
 Convertible note payable           734,713             -           734,713
 Cash acquired on acquisition
  of subsidiary                         778             -               778
                                 -------------------------------------------
                                    710,491        35,047           745,538
                                 -------------------------------------------
Increase In Cash                      4,740         1,490             6,230

Cash, Beginning Of Period             1,490             -                 -
                                 -------------------------------------------

Cash, End Of Period              $    6,230   $     1,490       $     6,230
============================================================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

During the period ended June 30, 2001, a loan payable to a shareholder in the amount of $16,097 was reclassified as a contribution to capital in connection with the Company's repurchase of common stock in preparation for the reverse take-over transaction.

Effective February 2, 2001, the Company acquired 100% of the issued and outstanding shares of Custom Branded Networks, Inc. by allotting 25,000,000 common shares at the fair value of $15,228
(Note 1(iii)).
                               F-4

                    CUSTOM BRANDED NETWORKS, INC.
               (Formerly Aquistar Ventures (USA) Inc.)
                    (A Development Stage Company)

         CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY

                           JUNE 30, 2001
                     (Stated in U.S. Dollars)

                                                           Deficit
                                                         Accumulated
                           Common  Stock     Additional  During The
                      ---------------------     Paid-In  Development
                          Shares    Amount      Capital    Deficit      Total
                      --------------------------------------------------------
Issuance of shares
  to founders              3,465   $     3   $   18,947  $        - $  18,950

Net loss for the
  Period                       -         -            -    (159,909) (159,909)
                      --------------------------------------------------------
Balance, June 30, 2000     3,465         3       18,947    (159,909) (140,959)

Repurchase of common
  stock by
  consideration of
  forgiveness of loan
  payable to
  shareholder             (1,445)        -       16,097           -    16,097
                      --------------------------------------------------------
                           2,020         3       35,044    (159,909) (124,862)

Adjustment to number
  of shares issued
  and outstanding as
  a result of the
  reverse take-over
  transaction
   Custom Branded
   Networks, Inc.         (2,020)        -            -           -         -

   Aquistar Ventures
     (USA) Inc.       15,463,008         -            -           -         -
                      --------------------------------------------------------
                      15,463,008         3       35,044    (159,909) (124,862)

Shares allotted in
  connection with
  the acquisition
  of Custom Branded
  Networks, Inc.      25,000,000    15,228            -           -    15,228

Less: Allotted and
  not yet issued      (8,090,476)        -            -           -         -

Net loss for the
  Year                         -         -            -    (723,239) (723,239)
                      --------------------------------------------------------
Balance, June 30,
  2001                32,372,532  $ 15,231    $  35,044   $(883,148)$(832,873)
                      ========================================================

                    CUSTOM BRANDED NETWORKS, INC.
               (Formerly Aquistar Ventures (USA) Inc.)
                    (A Development Stage Company)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           JUNE 30, 2001
                      (Stated in U.S. Dollars)


1.   NATURE OF OPERATIONS

Custom Branded Networks, Inc. (the "Company") engages in the business of providing turnkey private label internet services to organizations throughout the domestic United States and Canada. The Company plans to provide wholesale internet access service acting as the internet service provider ("ISP") through its relationships with other ISPs who will provide the service for the Company and perform the billing services directly to the customer. Currently, the Company has one ISP relationship in place for dial-up modem service. The Company also provides the customer set-up, and the branded compact disc with the customer's unique content and packaging. The Company is considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7. The Company has not commenced planned principal operations.

  i)  Going Concern

The Company has not generated any operating revenue and it has used cash in its operations since its inception, thereby generating operating losses. Such losses are due primarily to the Company's efforts to develop and promote its products and services, which efforts include internal staffing, travel and other promotional expenses. The Company has signed up certain customers but deployment on the ISP's network has not occurred. Management expects deployment to occur in the near future. The Company plans to continue to focus on deployment and acquiring customers, which will require additional expenditures for operating costs. There can be no assurance that the Company will be able to successfully deploy customers, be successful in raising sufficient funds for its operations, or achieve or sustain profitability or positive cash flows from its operations. The Company's ability to continue as a going concern is dependent on its ability to raise additional amounts of capital.

  ii)  Acquisition of Custom Branded Networks, Inc. and Name Change

On February 2, 2001, the shareholders of the Company, formerly known as Aquistar Ventures (USA) Inc. ("Aquistar"), a Nevada corporation, approved an agreement and plan of reorganization (the "reorganization") involving the acquisition of Custom Branded Networks, Inc. ("Custom
Branded"), a Delaware corporation, and the change of the name Aquistar to Custom Branded.

                    CUSTOM BRANDED NETWORKS, INC.
               (Formerly Aquistar Ventures (USA) Inc.)
                    (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 2001
                     (Stated in U.S. Dollars)

1.   NATURE OF OPERATIONS (Continued)

  ii)  Acquisition of Custom Branded Networks, Inc. and
       Name Change (Continued)

As a consequence of the implementation of the reorganization, the following occurred:

      a) The Company acquired all the shares of Custom Branded in exchange for the allotment of 25,000,000 shares of the Company to the former shareholders of Custom Branded.

      b)  The Company changed its name from Aquistar to Custom
          Branded Networks, Inc.

      As a result of the reorganization, the former shareholders of Custom Branded hold 61.8% of the outstanding common shares of the Company.

 iii)  Reverse Take-Over

Effective February 2, 2001, Aquistar Ventures (USA) Inc.
("Aquistar") acquired 100% of the issued and outstanding shares of Custom Branded Networks, Inc. ("Custom Branded") by allotting 25,000,000 common shares. Since the transaction resulted in the former shareholders of Custom
Branded owning the majority of the issued shares of Aquistar, the transaction, which is referred to as a "reverse take-over", has been treated for accounting purposes as an acquisition by Custom Branded of the net assets and liabilities of Aquistar. Under this purchase method of accounting, the results of operations of Aquistar are included in these financial statements from February 2, 2001.

Control of the net assets of Aquistar was acquired for the total consideration of $15,228 representing the fair value of the assets of Aquistar. Custom Branded is deemed to be the purchaser for accounting purposes. Accordingly, its net assets are included in the balance sheet at their previously recorded values.

The acquisition is summarized as follows:

   Current assets (including cash of $778)         $    1,574
   Capital assets                                      13,654
                                                   ----------
                                                   $   15,228
                                                   ==========

Consideration given at fair value:
  Common shares                                    $   15,228
                                                   ==========
                               F-7

                    CUSTOM BRANDED NETWORKS, INC.
               (Formerly Aquistar Ventures (USA) Inc.)
                    (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 2001
                     (Stated in U.S. Dollars)


1.   NATURE OF OPERATIONS (Continued)

  iii) Reverse Take-Over (Continued)

Comparative Results of Operations and Cash Flows

The following summarizes the results of operations and cash flows of the Company prior to the reverse takeover:

    a)  Results of Operations


                                        PERIOD FROM               TWELVE
                                          JULY 1                  MONTHS
                                          2000 TO                 ENDED
                                        FEBRUARY 2                JUNE 30
                                          2001                    2000
                                        -----------------------------------
Total expenses and loss for the period  $    (18,863)        $    (47,147)

Deficit, beginning of period                (413,459)            (366,312)
                                        -----------------------------------
Deficit, end of period                  $   (432,322)        $   (413,459)
                                        ===================================
Loss per share                          $      (0.01)        $      (0.01)
                                        ===================================
Weighted average shares outstanding       15,463,008           15,463,008
                                        ===================================

    b)  Cash Flows


                                        PERIOD FROM               TWELVE
                                          JULY 1                  MONTHS
                                          2000 TO                 ENDED
                                        FEBRUARY 2                JUNE 30
                                          2001                    2000
                                        -----------------------------------
Cash flows used in operating activities $      (521)        $          61

Effect of exchange rate change on cash            -                   (48)
                                        -----------------------------------
Increase (Decrease) in cash                    (521)                   13

Cash, beginning of period                     1,299                 1,286
                                        -----------------------------------
Cash, end of period                     $       778         $       1,299
                                        ===================================

                    CUSTOM BRANDED NETWORKS, INC.
               (Formerly Aquistar Ventures (USA) Inc.)
                    (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 2001
                     (Stated in U.S. Dollars)


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

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

    a)  Consolidation

        These financial statements include the accounts of the Company and its wholly-owned subsidiary, Custom Branded
        Networks, Inc.

    b)  Capital Assets

        Capital assets are recorded at cost and are amortized at the following rates:

        Office equipment - 20% declining balance basis
        Computer equipment - 3 years straight line basis

    c)  Income Taxes

        The Company has adopted Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes" (SFAS
        109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion of all of a deferred tax asset will not be realized, a valuation allowance is recognized.

                    CUSTOM BRANDED NETWORKS, INC.
               (Formerly Aquistar Ventures (USA) Inc.)
                    (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 2001
                     (Stated in U.S. Dollars)


2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

    d)  Revenue Recognition

        Revenues will consist of recurring monthly fees from internet access and from set-up fees. Subscriber contract terms vary by customer, although, the monthly internet access fees are generally paid by the subscriber at the beginning of the month. Subscribers canceling service are not entitled to receive funds of the monthly access fee per the service contract, unless it is prepaid for future periods. Revenues for monthly internet access fees are earned and recognized when received for the current month. Internet access fees prepaid for future months are deferred until the beginning of the service month. Revenues for set-up fees are recognized once the customer is deployed and internet access service is active. Customers are entitled to refunds of set-up fees if deployment does not occur.

    e)  Financial Instruments

        The Company's financial instruments consist of cash, accounts receivable, prepaid expenses and accounts payable.

        Unless otherwise noted, it is management's opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

    f)  Loss Per Share

        Loss per share is calculated using the weighted average number of common shares outstanding during the period.

        All references to loss per share, weighted average number of shares outstanding, and common shares issued and outstanding have been restated to reflect the impact of the reverse take-over.


3.   LOAN RECEIVABLE FROM SHAREHOLDER

The loan receivable is due from a shareholder, and is secured by a promissory note bearing interest at 3% per annum. The sum of principal and interest is due on December 18, 2004.

                    CUSTOM BRANDED NETWORKS, INC.
               (Formerly Aquistar Ventures (USA) Inc.)
                    (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 2001
                     (Stated in U.S. Dollars)


4.   CONVERTIBLE NOTE PAYABLE

During the year ended June 30, 2001, the Company began receiving advances pursuant to a convertible loan agreement with an investor. The agreement provides the Company with $750,000 of funding, in increments of $35,000 paid every two weeks beginning in July 2000. The Company has received $734,713 in advances through to June 30, 2001. No advances have been received subsequent to year end. The note bears interest at 5% per annum from and after the date of the final advance made by the investor and is payable in 60 equal monthly instalments beginning 18 months after the date of the final advance. The note is convertible, at any time, into common stock of the Company at a price of $0.50 per share, and each converted share includes a warrant to purchase an additional common stock share at an exercise price of $0.50 per share. The warrants expire three years from the grant date.


5.   INCOME TAXES

No provision for income taxes has been recorded as the Company has incurred an operating loss from the commencement of operations through June 30, 2001. At June 30, 2001, the Company has a net operating loss carryforward available to offset future taxable income for federal and California income tax purposes of approximately $1,057,000. These carryforwards will expire in the years 2021 and 2009, respectively.
Deferred tax assets total approximately $440,000 and represent the effects of these net operating loss carryforwards. The Company has provided a valuation allowance to offset all deferred tax assets due to the uncertainty of realization.


6.   RELATED PARTY TRANSACTIONS

During the periods indicated, the Company incurred the following amounts with shareholders, officers and directors, and with a related company:


                                                     2001             2000
                                               ------------------------------

Legal fees                                     $  100,000        $     10,000
                                               ==============================
Rent                                           $   46,800        $          -
                                               ==============================
Consulting fees                                $   75,000        $          -
                                               ==============================
Wages                                          $  180,000        $     40,000
                                               ==============================
                               F-11

                    CUSTOM BRANDED NETWORKS, INC.
               (Formerly Aquistar Ventures (USA) Inc.)
                    (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 2001
                     (Stated in U.S. Dollars)



6.   RELATED PARTY TRANSACTIONS (Continued)

The Company purchased 1,445 common stock shares owned by certain founding stockholders and former management in August and September 2000 in exchange for future stock interests in a target public shell company to be issued after a reverse merger acquisition is performed with the Company. All ownership in the Company by these stockholders and any amounts payable to these stockholders were eliminated as a condition of the stock purchases.

The Company received $16,097 as a loan from a stockholder in July 1999. The loan has no terms. In September 2000, the loan was reclassified as a contribution to capital pursuant to the repurchase of common stock prior to reverse take-over.

The Company received $6,200, during the period ended June 30, 2000, as a referral fee from a consulting company, which was partially owned by one of the stockholders. During August
2000, the Company purchased the shares owned by this stockholder.


7.   SUBSEQUENT EVENT

Subsequent to July 31, 2001, the Company issued 1,500,000 common shares to a director of the Company to be used in connection with future financings.

Item 8. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

We have had no disagreements with our accountants on accounting or financial disclosures.

                          PART III

Item 9. Directors and Executive Officers of the Registrant

The following table sets forth the names, ages, and positions with CBN for each of the directors and officers of CBN.

Name                    Age      Position (1)            Since
--------------------    -------  ------------------    ------------
James Platt              41      Chairman, CEO and        2001
                                 Director

(1) All executive officers are elected by the Board and hold office until the next Annual Meeting of shareholders and until their successors are elected and agree to serve.

         Mr. Platt has been chairman and CEO of CBN since the acquisition of Custom Branded Networks, Inc., a Delaware corporation ("Custom Branded Delaware"), on February 2, 2001. Mr. Platt had been the CEO of Custom Branded Delaware since its inception in 1997. From 1995 through 1997, Mr. Platt was the director or marketing and sales of Internet Services and Technology 1999. From 1991 through 1993, he was the national sales manager of Home Watch, a subsidiary of AT&T. From 1985 through 1991, he was a Vice President at American Contractors, a defense contractor.

Section 16(A) Beneficial Ownership Reporting Compliance

The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:


                             Number   Transactions   Known Failures
                             Of late  Not Timely     To File a
Name and principal position  Reports  Reported       Required Form
--------------------------------------------------------------------
John Platt, Chairman           0          0               1


Item 10. Executive Compensation

The following table sets forth certain information as to our Chief Executive Officer and the highest paid officers and directors for our last fiscal years ended June 30, 2001 and June 30, 2000. No other compensation was paid to any such officers or directors during this time period.

                        Annual Compensation Table

                 Annual Compensation               Long Term Compensation
                 -------------------               ----------------------

                                          Other                            All
                                          Annual                          Other
                                          Com-                             Com-
                                          pen-   Restricted                pen-
                     Fiscal               sa-    Stock  Options/   LTIP    sa-
Name      Title      Year  Salary   Bonus tion   Awarded SARs (#)payouts($)tion
----      -------    ----  -------  ----- ------ ------- ------- --------- ----
John     CEO,
Platt    Chair-
         man and     2000-
         Director    2001  $20,000    0      0      0       0        0       0

Stevan
Browning* President
          and       2000-
          Director  2001  $20,000    0       0      0      0         0       0


* Mr. Browning who served as President during part of the last fiscal year has resigned as an officer and director of the Company.

CBN has entered into  an employment  arrangement with Mr.
Platt wherein he is to receive salary of $10,000 per month.

Item 11. Security Ownership of Certain Beneficial Owners and
Management

The following table provides the beneficial ownership of our common stock by each person known by us to beneficially own more than 5% of our common stock outstanding as of June 30, 2001 and by the officers and directors of CBN as a group. Except as otherwise indicated, all shares are owned directly.


                                          Common           Percent of
Name and Address                          Shares           Class

John Platt (1)                           1,654,000           5.1%
535 Chesterfield Circle
San Marcos, CA  92069

Right Mind LLC                           8,270,000          25.5%
535 Chesterfield Circle
San Marcos, CA  92069

Integrated Marketing Solutions LLC (2)   5,280,000          16.3%
918 Lido Lane
Foster City, CA  94404

The Catanese Family Trust,               4,626,667          14.3%
   Dated, 12/22/89 (3)
31416 W. Agoura Rd, Suite 240
Westlake Village, CA  91361

All Executive officers and
    Directors as a Group (one)           1,654,000           5.1%

 (1)   The shares attributed to Mr. Platt are held by Right
Mind LLC, an entity in which Mr. Platt has a 20% beneficial interest.

(2) The principal of Integrated Marketing Solutions LLC is Mr. Stevan Browning, a former officer and director of the Company.

(3)    A principal beneficiary of the The Catanese Family
Trust is Mr. T. Randolph Catanese, a former director of the Company.

Item 12. Certain Relationships and Related Transactions

The law firm of Catanese and Wells has provided legal services to the Company for which it has been compensated by the Company in cash and stock valued at a total of approximately $125,000. At the time the work was done, Mr.
T. Randolph Catanese, a principal in the law firm was also a director of the Company.

                            PART IV

Item 13. Exhibits and Reports on Form 8-K

(a) Reports on Form 8-K

On February 20, 2001, the Company file a Form 8-K.  Under
Item 2 of that form, it reported the acquisition of 100% of the issued and outstanding stock of Custom Branded Networks, Inc., a Delaware corporation. On April 20, 2001, Amendment No. 1 to that Form 8-K was filed which included the proforma financial statements showing the combined financial position of the Company and Custom Branded Networks, Inc., a Delaware corporation.


(b) Exhibits

     3.1.   Articles of Incorporation (1)
     3.2.   By-laws (1)
    21.1    Subsidiaries

(1) Previously filed as an exhibit to the Form 10SB on December 17, 1999.

                          SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant certifies that it has reasonable grounds to believe that it meets all the requirements of filing on Form 10-KSB and authorized this report to be signed on its behalf by the undersigned, in the City of San Marcos, State of California, on October 15, 2001.

                    Custom Branded Networks, Inc., a Nevada
                    Corporation

                    By: /s/ John Platt
                        -----------------------------------
                        John Platt, CEO


In accordance with the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ John Platt
-----------------------------------------
John Platt                              Date: October 15, 2001
Principal Executive Officer,
Principal Financial Officer,
Principal Accounting Officer,
and Director