Form 10QSB
period 2001-09-30
CUSTOM BRANDED NETWORKS INC
filed 2001-11-20
CIK 1084554

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  quarterly  period  ended  September  30,  2001

[  ]    Transition  Report  pursuant  to 13 or 15(d) of the Securities Exchange
        Act  of  1934

        For  the  transition  period  from          to

        Commission  File  Number:  0-28535

                          CUSTOM BRANDED NETWORKS, INC.
                          -----------------------------
        (Exact name of Small Business Issuer as specified in its charter)


Nevada                                        91-1975651
------                                        ----------
(State  or  other  jurisdiction  of           (IRS  Employer
incorporation  )                              Identification  No.)

2300  W.  Sahara  Ave.,  Suite  500
Las  Vegas,  Nevada                           89102
-------------------                           -----
(Address  of  principal  executive  offices   (Zip  Code)

Issuer's  telephone  number,  including  area  code  (800)  894-4646

                          AQUISTAR VENTURES (USA) INC.
                          ----------------------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 32,372,532 shares of Common Stock as of September 30, 2001.

                         PART 1 - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

The accompanying un-audited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended September 30, 2001 are not necessarily indicative of the results that can be expected for the year ending June 30, 2002.

                          CUSTOM BRANDED NETWORKS, INC.
                     (FORMERLY AQUISTAR VENTURES (USA) INC.)
                          (A DEVELOPMENT STAGE COMPANY)


                        CONSOLIDATED FINANCIAL STATEMENTS


                               SEPTEMBER 30, 2001
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)


                                       CUSTOM  BRANDED  NETWORKS,  INC.
                                   (FORMERLY AQUISTAR VENTURES (USA) INC.)
                                        (A DEVELOPMENT STAGE COMPANY)

                                          CONSOLIDATED BALANCE SHEET
                                                 (UNAUDITED)
                                           (STATED IN U.S. DOLLARS)


--------------------------------------------------------------------------------
                                                    SEPTEMBER 30     JUNE 30
                                                       2001            2001
--------------------------------------------------------------------------------
ASSETS

CURRENT
  Cash                                              $     1,814   $   6,230
  Prepaid expenses and advances                          29,342      28,384
                                                    ----------------------------
                                                         31,156      34,614

LOAN RECEIVABLE FROM SHAREHOLDER                         25,000      25,000
CAPITAL ASSETS, net                                       2,264       2,414
                                                    ----------------------------
                                                    $    58,420   $  62,028
================================================================================

LIABILITIES

CURRENT
  Accounts payable and accrued liabilities          $   309,633   $ 160,188

CONVERTIBLE NOTE PAYABLE                                744,713     734,713
                                                    ----------------------------
                                                      1,054,346     894,901
                                                    ----------------------------

STOCKHOLDERS' DEFICIENCY

SHARE CAPITAL
  Authorized:
    50,000,000 common shares with a par value of $0.001 per share at September 30, 2001

  Issued and outstanding:
    33,872,532 common shares at September 30,
      2001 and at June 30, 2001                          15,231      15,231

  Additional paid-in capital                             35,044      35,044

DEFICIT ACCUMULATED DURING THE DEVELOPMENT
  STAGE                                              (1,046,201)   (883,148)
                                                    ----------------------------
                                                       (995,926)   (832,873)
                                                    ----------------------------

                                                    $    58,420   $  62,028
================================================================================



                           CUSTOM  BRANDED  NETWORKS,  INC.
                     (FORMERLY  AQUISTAR  VENTURES  (USA)  INC.)
                          (A  DEVELOPMENT  STAGE  COMPANY)

                    CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                                      (UNAUDITED)
                                (STATED IN U.S. DOLLARS)


--------------------------------------------------------------------------------
--------

INCEPTION

JUNE 28
                                                  THREE MONTHS ENDED
1999 TO
                                                      SEPTEMBER 30
SEPTEMBER 30
                                                   2001          2000
2001
--------------------------------------------------------------------------------
--------
REVENUE                                        $     1,544   $         -   $
175,071

OPERATING EXPENSES                                (164,863)     (204,690)
(1,215,748)
                                               ---------------------------------
-------

LOSS FROM OPERATIONS                              (163,319)     (204,690)
(1,040,677)

OTHER INCOME                                           266             -
6,921

WRITE DOWN OF CAPITAL ASSETS                             -             -
(12,445)
                                               ---------------------------------
-------

NET LOSS FOR THE PERIOD                           (163,053)     (204,690)
$(1,046,201)

ACCUMULATED DEFICIT, BEGINNING OF PERIOD          (883,148)     (159,909)
                                               ---------------------------

ACCUMULATED DEFICIT, END OF PERIOD             $(1,046,201)  $  (364,599)
==========================================================================


LOSS PER SHARE                                 $     (0.01)  $     (0.01)
==========================================================================


WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                   33,372,532    15,463,008
==========================================================================



                                       CUSTOM  BRANDED  NETWORKS,  INC.
                                 (FORMERLY  AQUISTAR  VENTURES  (USA)  INC.)
                                      (A  DEVELOPMENT  STAGE  COMPANY)

                                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                                 (UNAUDITED)
                                          (STATED IN U.S. DOLLARS)

--------------------------------------------------------------------------------
--------------

INCEPTION

JUNE 28
                                                          THREE MONTHS ENDED
1999 TO
                                                             SEPTEMBER 30
SEPTEMBER 30
                                                           2001        2000
2001
--------------------------------------------------------------------------------
--------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Loss for the period                                    $ (163,053) $ (204,690)
$ (1,046,201)

ADJUSTMENTS TO RECONCILE LOSS TO NET CASH
  USED BY OPERATING ACTIVITIES
    Amortization                                                150         150
753
    Write down of capital assets                                  -           -
12,445
    Change in prepaid expenses and advances                    (958)     (3,500)
(28,546)
    Change in accounts payable and accrued
      liabilities                                           149,445      (6,422)
309,633
    Change in deferred revenue                                    -      71,888
-
                                                         -----------------------
--------------
                                                            (14,416)   (142,574)
(751,916)
                                                         -----------------------
--------------

CASH FLOWS FROM INVESTING ACTIVITY
  Purchase of capital assets                                      -      (1,808)
(1,808)
                                                         -----------------------
--------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from loan payable to shareholder                       -           -
16,097
  Loan receivable from shareholder                                -           -
(25,000)
  Issue of common shares                                          -           -
18,950
  Convertible note payable                                   10,000     210,000
744,713
  Cash acquired on acquisition of subsidiary                      -           -
778
                                                         -----------------------
--------------
                                                             10,000     210,000
755,538
                                                         -----------------------
--------------

(DECREASE) INCREASE IN CASH                                  (4,416)     65,618
1,814

CASH, BEGINNING OF PERIOD                                     6,230       1,490
-
                                                         -----------------------
--------------

CASH, END OF PERIOD                                       $   1,814   $  67,108
$     1,814
================================================================================
==============



SUPPLEMENTAL  DISCLOSURE  OF  NON-CASH  FINANCING  AND  INVESTING  ACTIVITIES:

During the period ended June 30, 2001, a loan payable to a shareholder in the amount of $16,097 was reclassified as a contribution to capital in connection with the Company's repurchase of common stock in preparation for the reverse take-over transaction.

Effective February 2, 2001, the Company acquired 100% of the issued and outstanding shares of Custom Branded Networks, Inc. by allotting 25,000,000 common shares at the fair value of $15,228 (Note 2(iii)).


                                                CUSTOM BRANDED NETWORKS, INC.
                                           (FORMERLY AQUISTAR VENTURES (USA)
INC.)
                                                (A DEVELOPMENT STAGE COMPANY)

                                     CONSOLIDATED STATEMENT OF SHAREHOLDERS'
DEFICIENCY

                                                     SEPTEMBER 30, 2001
                                                         (UNAUDITED)
                                                  (STATED IN U.S. DOLLARS)




DEFICIT

ACCUMULATED
                                                                     ADDITIONAL
DURING THE
                                                COMMON STOCK           PAID-IN
DEVELOPMENT
                                           ----------------------
                                              SHARES     AMOUNT        CAPITAL
STAGE           TOTAL
                                           -------------------------------------
----------------------------------
Issuance of shares to founders                   3,465   $     3      $   18,947
$          -    $   18,950

Net loss for the period                              -         -               -
(159,909)     (159,909)
                                           -------------------------------------
----------------------------------

Balance, June 30, 2000                           3,465         3          18,947
(159,909)     (140,959)

Repurchase of common stock by
  consideration of forgiveness of
  loan payable to shareholder                   (1,445)        -          16,097
-        16,097
                                           -------------------------------------
----------------------------------
                                                 2,020         3          35,044
(159,909)     (124,862)

Adjustment to number of shares issued
  and outstanding as a result of the
  reverse take-over transaction

    Custom Branded Networks, Inc.               (2,020)        -               -
-             -
    Aquistar Ventures (USA) Inc.            15,463,008         -               -
-             -
                                           -------------------------------------
----------------------------------
                                            15,463,008         3          35,044
(159,909)     (124,862)

Shares allotted in connection with
  the acquisition of Custom Branded
  Networks, Inc.                            25,000,000    15,228               -
-        15,228

Less: Allotted and not yet issued           (8,090,476)        -               -
-             -

Net loss for the year                                -         -               -
(723,239)     (723,239)
                                           -------------------------------------
----------------------------------

Balance, June 30, 2001                      32,372,532    15,231          35,044
(883,148)     (832,873)

Additional shares issued in connection
  with the acquisition of Custom Branded
  Networks, Inc.                             1,500,000         -               -
-             -

Net loss for the period                              -         -               -
(163,053)     (163,053)
                                           -------------------------------------
----------------------------------

Balance, September 30, 2001                 33,872,532   $15,231      $   35,044
$ (1,046,201)   $ (995,926)

=======================================================================


                          CUSTOM BRANDED NETWORKS, INC.
                     (FORMERLY AQUISTAR VENTURES (USA) INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



1.     BASIS  OF  PRESENTATION

The unaudited consolidated financial statements as of September 30, 2001 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the June 30, 2001 audited consolidated financial statements and notes thereto.


2.     NATURE  OF  OPERATIONS

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

                          CUSTOM BRANDED NETWORKS, INC.
                     (FORMERLY AQUISTAR VENTURES (USA) INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



2.     NATURE  OF  OPERATIONS  (Continued)

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

                          CUSTOM BRANDED NETWORKS, INC.
                     (FORMERLY AQUISTAR VENTURES (USA) INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



3.     SIGNIFICANT  ACCOUNTING  POLICIES

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a)     Consolidation

These financial statements include the accounts of the Company and its wholly-owned subsidiary, Custom Branded Networks, Inc. (a Nevada corporation).

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

                          CUSTOM BRANDED NETWORKS, INC.
                     (FORMERLY AQUISTAR VENTURES (USA) INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



3.     SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

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

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

Custom Branded Networks, Inc. (the "Company"), provides turnkey private label Internet solutions to businesses and private organizations that desire to affiliate with a customer base via the Internet. The company anticipates that, in order to achieve its business plan over the next 12 months, the Company must raise additional capital through either the private placement or public registration for sale of its securities. In addition, the company intends to acquire one or more private companies whose earnings will support the capital needs of the company on a consolidated basis. Although we are pursuing these avenues, it cannot be guaranteed that satisfactory arrangements can be reached.

In the event that the Company is unable to raise capital as discussed above, the Company will have sufficient capital to meet its plan of operations for only the next 30 days. The Company expects to incur additional research and development costs over the next twelve months. However, such expenditures are dependent upon the Company's ability to raise capital to support such operations.

The Company has signed up certain customers but deployment on the ISP's network has not occurred. Management expects deployment to occur in the first quarter of 2002. At such time, the Company will begin to generate revenue from regular business operations.

At September 30, 2001, the Company had cash of $1,814.00. It is necessary for the Company to raise capital in the immediate future or we will experience adverse results. We intend to raise financing through additional equity financing until such time as cash flows are generated from operations sufficient to support us. We are currently pursuing financing from various potential investors. Due to cash constraints, the Company has been limited in its ability to make progress towards achievement of its business plan. The Company intends to raise $1,500,000 in investment capital within the next 12 months. This capital will sustain the operations of the Company for approximately 24 months. During the same period of time, we expect to generate revenue from business operations. It is impossible to predict at the present time how fast revenues will be generated or how soon they might become significant when compared to the operational expenses of the Company.

Operational expenses are incurred primarily due to the Company's efforts to develop and to promote its products and services, which efforts include internal staffing, travel and other promotional expenses. John Platt, the only executive officer of the Company, earns a salary of $10,000 per month. However, since March, 2001, Mr. Platt has been paid no salary and such amounts have been accrued as current liabilities on the books of the Company.

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

     (b)     Reports  on  Form  8-K
             None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Custom  Branded  Networks,  Inc.


DATED:  November  19,  2001        By:  /s/  John  Platt

                                   -------------------------------------------
                                   John  Platt,  President,  CEO  and Director