Form 10QSB
period 2001-12-31
CUSTOM BRANDED NETWORKS INC
filed 2002-02-19
CIK 1084554

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  quarterly  period  ended  December  31,  2001

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  transition  period  from          to

Commission  File  Number:  0-28535

                          CUSTOM BRANDED NETWORKS, INC.
                          -----------------------------
        (Exact name of Small Business Issuer as specified in its charter)


Nevada                                        91-1975651
------                                        ----------
(State or other jurisdiction of               (IRS Employer
incorporation  )                              Identification No.)

535 Chesterfield Circle
San Marcos, CA  920069                        89102
------------------------                      -----
(Address of principal executive               (Zip Code)
offices

Issuer's telephone number, including area code  (760) 471-7575
                                                ---------------

                        N/A: Unchanged since last report
                        --------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last  report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days    [X]  Yes    [  ]  No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 33,872,532 shares of Common Stock as of December, 2001.

                         PART 1 - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

The accompanying un-audited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended December 31, 2001 are not necessarily indicative of the results that can be expected for the year ending June 30, 2002.

                          CUSTOM BRANDED NETWORKS, INC.
                          (A Development Stage Company)



                        CONSOLIDATED FINANCIAL STATEMENTS


                                DECEMBER 31, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)


                               CUSTOM  BRANDED  NETWORKS,  INC.
                                 (A Development Stage Company)


                                   CONSOLIDATED BALANCE SHEET
                                           (Unaudited)
                                   (Stated in U.S. Dollars)


--------------------------------------------------------------------------------------
                                                             DECEMBER 31     JUNE 30
                                                                 2001         2001
--------------------------------------------------------------------------------------

ASSETS

Current
  Cash                                                       $       622     $   6,230
  Prepaid expenses and advances                                   34,342        28,384
                                                             -----------     ----------
                                                                  34,964        34,614

Loan Receivable From Shareholder                                  37,000        25,000
Capital Assets, net                                                2,113         2,414
                                                             -----------     ----------
                                                             $    74,077     $  62,028
                                                             ===========     ==========
LIABILITIES

Current
  Accounts payable and accrued liabilities                   $   309,988     $ 160,188

Convertible Note Payable                                         789,713       734,713
                                                             -----------     ----------
                                                               1,099,701       894,901
                                                             -----------     ----------
STOCKHOLDERS' DEFICIENCY

Share Capital
  Authorized:
    50,000,000 common shares with a par value of $0.001
      per share at December 31, 2001

  Issued and outstanding:

    33,872,532 common shares at December 31, 2001
      and at June 30, 2001                                        15,231        15,231

  Additional paid-in capital                                      35,044        35,044

Deficit Accumulated During The Development Stage              (1,075,899)     (883,148)
                                                             -----------     ----------
                                                              (1,025,624)     (832,873)
                                                             -----------     ----------
                                                             $    74,077     $  62,028


                                        CUSTOM  BRANDED  NETWORKS,  INC.
                                        (A  Development  Stage  Company)


                                  CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                                                    (Unaudited)
                                              (Stated in U.S. Dollars)


--------------------------------------------------------------------------------------------------------
                                                                                              INCEPTION
                                                                                               JUNE 18
                                         THREE MONTHS ENDED          SIX MONTHS ENDED          1999 TO
                                             DECEMBER 31                 DECEMBER 31         DECEMBER 31
                                         2001          2000          2001          2000          2001
--------------------------------------------------------------------------------------------------------

Revenue                              $     2,170   $         -   $     3,714  $         -  $    177,241

Operating Expenses                       (31,868)     (212,727)     (196,731)    (417,417)   (1,247,616)
                                     -------------------------------------------------------------------
Loss From Operations                     (29,698)     (212,727)     (193,017)    (417,417)   (1,070,375)

Other Income                                   -            29           266           29         6,921


Write Down Of Capital Assets                   -             -             -            -       (12,445)
                                     -------------------------------------------------------------------

Net Loss For The Period                  (29,698)     (212,698)     (192,751)    (417,388) $ (1,075,899)
                                                                                           =============
Accumulated Deficit,
  Beginning Of Period                 (1,046,201)     (364,599)     (883,148)    (159,909)
                                     -----------------------------------------------------

Accumulated Deficit, End Of Period   $(1,075,899)  $  (577,297)  $(1,075,899) $  (577,297)
                                     =====================================================

Loss Per Share                       $     (0.01)  $     (0.01)  $     (0.01) $     (0.01)
                                     =====================================================


Weighted Average Number
  Of Shares Outstanding               33,872,532    15,463,008    33,622,532   15,463,008
                                     =====================================================



                                           CUSTOM  BRANDED  NETWORKS,  INC.
                                           (A  Development  Stage  Company)


                                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                                     (Unaudited)
                                               (Stated in U.S. Dollars)

----------------------------------------------------------------------------------------------------------
                                                                                               INCEPTION
                                                                                                 JUNE 28
                                                   THREE MONTHS ENDED       SIX MONTHS ENDED     1999 TO
                                                      DECEMBER 31              DECEMBER 31     DECEMBER 31
                                                   2001         2000        2001        2000      2001
-----------------------------------------------------------------------------------------------------------

Cash Flows From Operating Activities
  Loss for the period                         $ (29,698)  $ (212,698)  $ (192,751) $ (417,388) $(1,075,899)

Adjustments To Reconcile Loss To Net
  Cash Used By Operating Activities
    Amortization                                    151          150          301         300          904
    Write down of capital assets                      -            -            -           -       12,445
    Change in prepaid expenses and advances      (5,000)     (27,629)      (5,958)    (31,129)     (33,546)
    Change in accounts payable and accrued
      liabilities                                   355       (4,354)     149,800     (10,776)     309,988
    Change in deferred revenue                        -            -            -      71,888            -
                                              -------------------------------------------------------------
                                                (34,192)    (244,531)     (48,608)   (387,105)    (786,108)
                                              -------------------------------------------------------------
Cash Flows From Investing Activity
  Purchase of capital assets                          -            -            -      (1,808)      (1,808)
                                              -------------------------------------------------------------
Cash Flows From Financing Activities
  Proceeds from loan payable to
   shareholder                                        -            -            -           -       16,097
  Loan receivable from shareholder              (12,000)           -      (12,000)          -      (37,000)
  Issue of common shares                              -            -            -           -       18,950
  Convertible note payable                       45,000      215,000       55,000     425,000      789,713
  Cash acquired on acquisition of
    subsidiary                                        -            -            -           -          778
                                              -------------------------------------------------------------
                                                 33,000      215,000       43,000     425,000      788,538
                                              -------------------------------------------------------------

(Decrease) Increase In Cash                      (1,192)     (29,531)      (5,608)     36,087          622

Cash, Beginning Of Period                         1,814       67,108        6,230       1,490            -
                                              -------------------------------------------------------------
Cash, End Of Period                           $     622   $  37,577    $      622  $   37,577  $       622
                                              =============================================================



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


                                           CUSTOM  BRANDED  NETWORKS,  INC.
                                           (A  Development  Stage  Company)


                                     CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY

                                                      DECEMBER 31, 2001
                                                         (Unaudited)
                                                  (Stated in U.S. Dollars)



                                                                               Deficit
                                                                             Accumulated
                                                               Additional     During The
                                            Common Stock        Paid-In      Development
                                          ------------------
                                           Shares     Amount    Capital         Stage          Total
                                        -------------------------------------------------------------

Issuance of shares to founders                3,465  $      3   $  18,947   $         -  $    18,950

Net loss for the period                           -         -           -      (159,909)    (159,909)
                                        -------------------------------------------------------------
Balance, June 30, 2000                        3,465         3      18,947      (159,909)    (140,959)

Repurchase of common stock by
  consideration of forgiveness
  of loan payable to shareholder             (1,445)        -      16,097             -       16,097
                                        -------------------------------------------------------------
                                              2,020         3      35,044      (159,909)    (124,862)
Adjustment to number of shares
  issued and outstanding as a
  result of the reverse take-over
  transaction
    Custom Branded Networks, Inc.            (2,020)        -           -             -            -
    Aquistar Ventures (USA) Inc.         15,463,008         -           -             -            -
                                        -------------------------------------------------------------
                                         15,463,008         3      35,044      (159,909)    (124,862)

Shares allotted in connection with
  the acquisition of Custom
  Branded Networks, Inc.                 25,000,000    15,228           -             -       15,228

Less: Allotted and not yet issued        (8,090,476)        -           -             -            -

Net loss for the year                             -         -           -      (723,239)    (723,239)
                                        -------------------------------------------------------------
Balance, June 30, 2001                   32,372,532    15,231      35,044      (883,148)    (832,873)

Additional shares issued in
  connection with the acquisition
  of Custom Branded Networks, I           1,500,000         -           -             -            -

Net loss for the period                           -         -           -      (192,751)    (192,751)
                                        -------------------------------------------------------------

Balance, December 31, 2001               33,872,532  $ 15,231   $  35,044   $(1,075,899) $(1,025,624)
                                        =============================================================

                          CUSTOM BRANDED NETWORKS, INC.
                          (A Development Stage Company)


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)



1.     BASIS  OF  PRESENTATION

The unaudited consolidated financial statements as of December 31, 2001 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the June 30, 2001 audited consolidated financial statements and notes thereto.


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

                          CUSTOM BRANDED NETWORKS, INC.
                          (A Development Stage Company)


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)



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

                          CUSTOM BRANDED NETWORKS, INC.
                          (A Development Stage Company)


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)



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

                          CUSTOM BRANDED NETWORKS, INC.
                          (A Development Stage Company)


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)



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

The Company has signed up certain customers but deployment on the ISP's network has not occurred. Management expects deployment to occur in the second quarter of 2002. At such time, the Company will begin to generate revenue from regular business operations.

At December 31, 2001, the Company had cash of $622. It is necessary for the Company to raise capital in the immediate future or we will experience adverse results. We intend to raise financing through additional equity financing until such time as cash flows are generated from operations sufficient to support us. We are currently pursuing financing from various potential investors. Due to cash constraints, the Company has been limited in its ability to make progress towards achievement of its business plan. The Company intends to raise $1,500,000 in investment capital within the next 12 months. This capital will sustain the operations of the Company for approximately 24 months. During the same period of time, we expect to generate revenue from business operations. It is impossible to predict at the present time how fast revenues will be generated or how soon they might become significant when compared to the operational expenses of the Company.

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


                                       Custom Branded Networks, Inc.


DATED: February 18, 2002               By:  /s/ John Platt
                                            ------------------------------------
                                            John  Platt, President, CEO,
                                            Principal Financial Officer and
                                            Director