Form 10QSB
period 2002-03-31
CUSTOM BRANDED NETWORKS INC
filed 2002-05-15
CIK 1084554

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  quarterly  period  ended  March  31,  2002

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  transition  period  from          to

Commission  File  Number:  0-28535

                          CUSTOM BRANDED NETWORKS, INC.
                          -----------------------------
        (Exact name of Small Business Issuer as specified in its charter)


Nevada                                          91-1975651
------                                          ----------
(State or other jurisdiction of                (IRS Employer
incorporation  )                               Identification No.)

535 Chesterfield Circle
San Marcos, CA  920069                         89102
------------------------                       -----
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 33,872,532 shares of Common Stock as of March 31, 2002.

                         PART 1 - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

The accompanying un-audited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended March 31, 2002 are not necessarily indicative of the results that can be expected for the year ending June 30, 2002.

                          CUSTOM BRANDED NETWORKS, INC.
                          (A Development Stage Company)


                        CONSOLIDATED FINANCIAL STATEMENTS
                        ---------------------------------


                                 MARCH 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                         CUSTOM  BRANDED  NETWORKS,  INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                   (Unaudited)
                            (Stated in U.S. Dollars)


--------------------------------------------------------------------------
                                                  MARCH 31      JUNE 30
                                                      2002         2001
--------------------------------------------------------------------------
                           ASSETS

Current
  Cash                                            $       892   $   6,230
  Prepaid expenses and advances                             -      28,384
                                                  ------------------------
                                                          892      34,614

Loan Receivable From Shareholder                            -      25,000
Capital Assets, net                                     1,962       2,414
                                                  ------------------------

                                                  $     2,854   $  62,028
==========================================================================

LIABILITIES

Current
  Accounts payable and accrued liabilities        $   315,599   $ 160,188

Convertible Note Payable                              798,278     734,713
                                                  ------------------------
                                                    1,113,877     894,901
                                                  ------------------------

STOCKHOLDERS' DEFICIENCY

Share Capital
  Authorized:
    50,000,000 common shares with a par value of $0.001 per share at March 31, 2002

  Issued and outstanding:
    33,872,532 common shares at March 31, 2002
     and at June 30, 2001                              15,231      15,231

Additional paid-in capital                             35,044      35,044

Deficit Accumulated During The Development Stage   (1,161,298)   (883,148)
                                                  ------------------------
                                                   (1,111,023)   (832,873)
                                                  ------------------------
                                                  $     2,854   $  62,028
==========================================================================


                               CUSTOM  BRANDED  NETWORKS,  INC.
                               (A  Development  Stage  Company)


                         CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                         ------------------------------------------------
                                           (Unaudited)
                                     (Stated in U.S. Dollars)



                                                                                      INCEPTION
                                                                                        JUNE 18
                                 THREE MONTHS ENDED          NINE MONTHS ENDED          1999 TO
                                       MARCH 31                    MARCH 31            MARCH 31
                                 2002          2001          2002          2001           2002
-------------------------------------------------------------------------------------------------

Revenue                      $         -   $       178   $     3,714   $       178   $   177,241

Operating Expenses               (85,399)     (265,321)     (282,130)     (682,738)   (1,333,015)
                             --------------------------------------------------------------------

Loss From Operations             (85,399)     (265,143)     (278,416)     (682,560)   (1,155,774)

Other Income                           -           187           266           216         6,921

Write Down Of Capital
 Assets                                -             -             -             -       (12,445)
                             --------------------------------------------------------------------

Net Loss For The Period          (85,399)     (264,956)     (278,150)     (682,344)  $(1,161,298)

Accumulated Deficit,
 Beginning Of Period          (1,075,899)     (577,297)     (883,148)     (159,909)
                             ------------------------------------------------------
Accumulated Deficit, End Of
 Period                      $(1,161,298)  $  (842,253)  $(1,161,298)  $  (842,253)
===================================================================================

Loss Per Share               $     (0.01)  $     (0.01)  $     (0.01)  $     (0.01)
===================================================================================

Weighted Average Number
Of Shares Outstanding         33,872,532    15,463,008    33,705,865    15,463,008
===================================================================================


                                         CUSTOM  BRANDED  NETWORKS,  INC.
                                        (A  Development  Stage  Company)
                                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                      ------------------------------------
                                                  (Unaudited)
                                            (Stated in U.S. Dollars)

----------------------------------------------------------------------------------------------------------
                                                                                                 INCEPTION
                                                                                                  JUNE 28
                                                   THREE MONTHS ENDED      NINE MONTHS ENDED      1999 TO
                                                         MARCH 31                MARCH 31         MARCH 31
                                                     2002        2001       2002        2001        2002
----------------------------------------------------------------------------------------------------------

Cash Flows From Operating Activities
  Loss for the period                           $(85,399)  $(264,956)  $(278,150)  $(682,344)  $(1,092,956)

Adjustments To Reconcile Loss To Net
 Cash Used By Operating Activities
   Amortization                                      151         239         452         539         1,055
   Write down of capital assets                        -           -           -           -        12,445
   Change in prepaid expenses and advances        34,342      24,152      28,384      (6,977)      (28,546)
   Change in accounts payable and accrued
    liabilities                                    5,611      22,548     155,411      11,772       315,599
   Change in deferred revenue                          -           -           -      71,888             -
                                                -----------------------------------------------------------
                                                 (45,295)   (218,017)    (93,903)   (605,122)     (792,403)
                                                -----------------------------------------------------------
Cash Flows From Investing Activity
   Purchase of capital assets                          -      (1,750)          -      (3,558)       (1,808)
                                                -----------------------------------------------------------

Cash Flows From Financing Activities
   Proceeds from loan payable to shareholder           -           -           -           -        16,097
   Loan receivable from shareholder               37,000     (25,000)     25,000     (25,000)      (39,000)
   Issue of common shares                              -           -           -           -        18,950
   Convertible note payable                        8,565     217,885      63,565     642,885       798,278
   Cash acquired on acquisition of subsidiary          -         778           -         778           778
                                                -----------------------------------------------------------
                                                  45,565     193,663      88,565     618,663       795,103
                                                -----------------------------------------------------------
(Decrease) Increase In Cash                          270     (26,104)     (5,338)      9,983           892

Cash, Beginning Of Period                            622      37,577       6,230       1,490             -
                                                -----------------------------------------------------------

Cash, End Of Period                             $    892   $  11,473   $     892   $  11,473   $       892
===========================================================================================================

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


                                CUSTOM  BRANDED  NETWORKS,  INC.
                                (A  Development  Stage  Company)

                        CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY
                        --------------------------------------------------

                                          MARCH 31, 2002
                                            (Unaudited)
                                     (Stated in U.S. Dollars)



                                                                          Deficit
                                                                        Accumulated
                                             Common Stock   Additional   During The
                                        --------------------  Paid-In   Development
                                          Shares     Amount   Capital      Stage         Total
                                        ----------------------------------------------------------

Issuance of shares to founders               3,465   $     3  $ 18,947  $         -   $    18,950

Net loss for the period                          -         -         -     (159,909)     (159,909)
                                        ----------------------------------------------------------

Balance, June 30, 2000                       3,465         3    18,947     (159,909)     (140,959)

Repurchase of common stock by
 consideration of forgiveness of loan
 payable to shareholder                     (1,445)        -    16,097            -        16,097
                                        ----------------------------------------------------------
                                             2,020         3    35,044     (159,909)     (124,862)
                                        ----------------------------------------------------------
Adjustment to number of shares
 issued and outstanding as a result of
 the reverse take-over transaction

  Custom Branded Networks, Inc.             (2,020)        -         -            -             -
  Aquistar Ventures (USA) Inc.          15,463,008         -         -            -             -
                                        ----------------------------------------------------------
                                        15,463,008         3    35,044     (159,909)     (124,862)

Shares allotted in connection with
 the acquisition of Custom Branded
 Networks, Inc.                         25,000,000    15,228         -            -        15,228

Less: Allotted and not yet issued       (8,090,476)        -         -            -             -

Net loss for the year                            -         -         -     (723,239)     (723,239)
                                        ----------------------------------------------------------

Balance, June 30, 2001                  32,372,532    15,231    35,044     (883,148)     (832,873)

Additional shares issued in
 connection with the acquisition of
 Custom Branded Networks, Inc.           1,500,000         -         -            -             -

Net loss for the period                          -         -         -     (278,150)     (278,150)
                                        ----------------------------------------------------------

Balance, March 31, 2002                 33,872,532   $15,231  $ 35,044  $(1,161,298)  $(1,111,023)
                                        ==========================================================


                          CUSTOM BRANDED NETWORKS, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                 MARCH 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)
1.     BASIS  OF  PRESENTATION

The unaudited consolidated financial statements as of March 31, 2002 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the June 30, 2001 audited consolidated financial statements and notes thereto.


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

                          CUSTOM BRANDED NETWORKS, INC.
                          (A Development Stage Company)


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                 MARCH 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



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

                          CUSTOM BRANDED NETWORKS, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                 MARCH 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



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

                          CUSTOM BRANDED NETWORKS, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                 MARCH 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



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

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

Plan  of  Operations

Custom Branded Networks, Inc.'s (the "Company"), business plan is to provide turnkey private label Internet solutions to businesses and private organizations that desire to affiliate with a customer base via the Internet. To move its business plan forward, the Company must raise capital through either private placement or public registration for sale of its securities. The company also intends to secure income through the acquisition of one or more private companies whose earnings could assist the capital needs of the company on a consolidated basis. Although we are pursuing these avenues, it cannot be guaranteed that satisfactory arrangements can be reached. At the present time we have no arrangements in place for the acquisition of any company or business. We have vigorously pursued the raising of funds throughout the prior 12 months without sufficient success to move our business plan forward. At March 31, 2002, the Company had cash of $892.

In the event that the Company is unable to raise capital as discussed above, the Company will have sufficient capital to meet its plan of operations for only the next 30 days. The Company expects to incur additional research and development costs over the next twelve months. However, such expenditures are dependent upon the Company's ability to raise capital to support such operations. We believe we need to raise capital in the amount of the $400,000 to move our business forward in a meaningful way. This amount would provide us with the necessary working capital for approximately 12 months

Operational expenses are incurred primarily due to the Company's efforts to develop and to promote its products and services, which efforts include internal staffing, travel and other promotional expenses. John Platt, the only executive officer of the Company, earns a salary of $10,000 per month. However, since March, 2001, Mr. Platt has been paid no salary and such amounts have been accrued as current liabilities on the books of the Company.

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


                                          Custom  Branded  Networks,  Inc.


DATED:  May 14, 2002                      By: /s/ John Platt

                                              ----------------------------------
                                              John Platt, President, CEO,
                                              Principal Financial Officer
                                              and Director