Form 10KSB
period 2002-06-30
CUSTOM BRANDED NETWORKS INC
filed 2002-10-15
CIK 1084554

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10KSB

[X]     ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE SECURITIES
            EXCHANGE  ACT  OF  1934
        For  the  fiscal  year  ended  June  30,  2002
                                    ---------------

[   ]   TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
        SECURITIES  EXCHANGE  ACT  OF  1934
        For  the  transition  period  from  _________  to  ____________

        Commission  File  No.  0-28535
                       -------

                          CUSTOM BRANDED NETWORKS, INC.
                          -----------------------------
             (Exact name of Registrant as specified in its charter)


          NEVADA                                    91-1975651
-----------------------------------                 ----------------------
(State  or  other  jurisdiction  of                 (I.R.S.  Employer
incorporation  or  organization)                    Identification  Number)

2110  Ft.  Stockton  Dr.
San  Diego,  CA                                     92103
-------------------------------------------         -----
(Address  of  principal executive offices)          (Zip Code)

Registrant's  telephone  number,  including  area  code:     (559)  284-6914
                                                             ---------------

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues  for  the  fiscal  year  ending  June  30,  2002  were  $  3,714.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of June 30, 2002 is $ 470,876.

The number of shares of the issuer's Common Stock outstanding as of June 30, 2002 is 33,872,532.

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

To date, the Company has signed up one customer but deployment on the ISP's network has not occurred.

Competition

The e-commerce industry is intensely competitive. Many persons and entities are looking to the Internet for business opportunity, including many ISP's. CBN believes that it can compete successfully in this market through its business structure of being able to service the small as well as the large Internet provider.

Employees

At the present time, Mr. John Platt is the sole officer, director and employee of the Company.

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

Research  and  Development  Expenditures

During the fiscal year ended June 30, 2002, we did not incur any research or development expenditures.

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

Item  2.  Description  of  Property

Property located at 2110 Ft. Stockton Dr., San Diego, California is made available to the Company by our president as an accommodation to the Company for its current minimal operations. The Company does not have an interest in any real property.

Item  3.  Legal  Proceedings

CBN  is  not  a  party  to  any  legal  proceedings.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

There were no matters submitted to a vote of the share holders during the fiscal year ended June 30, 2002.

                                     Part II

Item  5.  Market for Registrant's Common Equity and Related Stockholders Matters

Market  Information

The common shares of the Company are listed on the OTC Bulletin Board under the symbol CBNK. There was no trading market in the stock prior to the fourth calendar quarter of 2000. Following is the high and low sales prices for each quarter beginning with the fourth calendar quarter of 2000 through June 30, 2002. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter               High     Low
-------               ----     ---

Oct  -  Dec  2000     2.00     1.25
Jan  -  Mar  2001     1.75     0.75
Apr  -  Jun  2001     0.75     0.32
Jul  -  Sep  2001     0.60     0.07
Oct  -  Dec  2001     0.19     0.03
Jan  -  Mar  2002     0.09     0.03
Apr  -  Jun  2002     0.09     0.03

On the date of this filing, being October 15, 2002, the best bid price of our common shares is $0.02 and the best ask price is $0.045.

At  June  30,  2002  there  were approximately 52 record holders of CBN's Common
Stock.

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

Item  6.  Management's  Discussion  and  Analysis  or  Plan  of  Operation

Plan  of  Operations:
---------------------

For the fiscal year ended June 30, 2002, the Company had operational expenses of $293,822 against revenues of $3,714. However, to date, we have had no revenues from operations. The Company has signed up one customer but deployment on the ISP's network has not occurred.

At June 30, 2002, the Company had cash of $902. To sustain the business operations of the Company, it is necessary for the Company to raise capital in the immediate future. The Company's current plans are to borrow money as needed to sustain the current operations of the Company. If our business prospects become more promising than at the present time, we will attempt to raise additional operating capital through the sale of equity capital. Operational expenses are incurred primarily due to the Company's efforts to develop and to promote its products and services, which efforts include internal staffing, travel and other promotional expenses.

Forward-Looking  Statements:
----------------------------
Many statements made in this report are forward-looking statements that are not based on historical facts. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements made in this report relate only to events as of the date on which the statements are made.

Item  7.  Financial  Statements


                        Index to the Financial Statements
                      As of June 30, 2002 and 2001 and for
           For Each of the Two Years in the Period Ended June 30, 2002
--------------------------------------------------------------------------------

Report  of  Independent  Auditors                                   F-1

Balance  Sheets,  June  30,  2002  and  2001                        F-2

Consolidated  Statements  of  Operations  and  Deficit              F-3

Consolidated  Statement  of  Cash  Flows                            F-4

Consolidated  Statements  of  Shareholders'  Deficiency             F-5
Notes  to  the  Financial  Statements                               F-6

                          CUSTOM BRANDED NETWORKS, INC.
                          (A Development Stage Company)


                        CONSOLIDATED FINANCIAL STATEMENTS


                             JUNE 30, 2002 AND 2001
                            (Stated in U.S. Dollars)

                                                           MORGAN
                                                           & COMPANY
                                                           CHARTERED ACCOUNTANTS







                          INDEPENDENT AUDITORS' REPORT




To  the  Shareholders  of
Custom  Branded  Networks,  Inc.
(A  development  stage  company)

We have audited the consolidated balance sheets of Custom Branded Networks, Inc. (a development stage company) as at June 30, 2002, and 2001 and the consolidated statements of operations and deficit accumulated during the development stage, cash flows and stockholders' equity for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at June 30, 2002, and 2001 and the results of its operations, cash flows, and changes in stockholders' equity for the years then ended in accordance with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and net cash outflows from operations since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

These consolidated financial statements have been restated from those previously presented as explained in Note 8.




Vancouver, B.C.                                             /s/ Morgan & Company
September 20, 2002                                         Chartered Accountants



Tel: (604) 687-5841           MEMBER OF            P.O. Box 10007 Pacific Centre
Fax: (604) 687-0075             ACPA        Suite 1488 - 700 West Georgia Street
www.morgan-cas.com         INTERNATIONAL                Vancouver, B.C.  V7Y 1A1

                         CUSTOM  BRANDED  NETWORKS,  INC.
                          (A Development Stage Company)

                 CONSOLIDATED BALANCE SHEET (RESTATED - NOTE 8)
                            (Stated in U.S. Dollars)




----------------------------------------------------------------------
                                                      JUNE 30
                                                2002          2001
----------------------------------------------------------------------
                                                            (Restated)
ASSETS

Current
  Cash                                        $       902   $   6,230
  Prepaid expenses and advances                         -      28,384
                                              ------------------------
                                                      902      34,614

Loan Receivable From Shareholder (Note 3)               -      25,000
Capital Assets, net (Note 4)                        1,812       2,414
                                              ------------------------

                                              $     2,714   $  62,028
======================================================================

LIABILITIES

Current
  Accounts payable and accrued liabilities    $   307,860   $ 160,188

Convertible Note Payable, net of discount
 (Note 5)                                         322,803     313,499
                                              ------------------------
                                                  630,663     473,687
                                              ------------------------

STOCKHOLDERS' DEFICIENCY

Share Capital
  Authorized:
    50,000,000 common shares with a
     par value of $0.001 per share at
     June 30, 2002 and 2001

  Issued and outstanding:
    33,872,532 common shares at
     June 30, 2002 and
    32,372,532 common shares
     at June 30, 2001                              15,231      15,231

  Additional paid-in capital                      566,006     456,258

Deficit Accumulated During
 The Development Stage                         (1,209,186)   (883,148)
                                              ------------------------
                                                 (627,949)   (411,659)
                                              ------------------------

                                              $     2,714   $  62,028
======================================================================

                        CUSTOM  BRANDED  NETWORKS,  INC.
                        (A  Development  Stage  Company)

                CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                               (RESTATED - NOTE 8)
                            (Stated in U.S. Dollars)


----------------------------------------------------------------------------
                                                                 INCEPTION
                                                                  JUNE 28
                                            YEAR ENDED            1999 TO
                                              JUNE 30             JUNE 30
                                        2002          2001          2002
----------------------------------------------------------------------------
                                                   (Restated)

Revenue                             $     3,714   $   173,527   $   177,241

Operating Expenses                     (293,822)     (884,776)   (1,344,707)
                                    ----------------------------------------
Loss From Operations                   (290,108)     (711,249)   (1,167,466)

Other Income                                266           455         6,921
Interest Expense                        (36,196)            -       (36,196)
Write Down Of Capital Assets                  -       (12,445)      (12,445)
                                    ----------------------------------------

Net Loss For The Year                  (326,038)     (723,239)  $(1,209,186)
                                                                ============
Accumulated Deficit, Beginning
 Of Year                               (883,148)     (159,909)
                                    --------------------------
Accumulated Deficit, End Of Year    $(1,209,186)  $  (883,148)
==============================================================

Loss Per Share, Basic And Diluted   $     (0.01)  $     (0.01)


==============================================================

Weighted Average Number Of
 Shares Outstanding                  33,745,135    22,508,643
==============================================================

                       CUSTOM  BRANDED  NETWORKS,  INC.
                       (A  Development  Stage  Company)

            CONSOLIDATED STATEMENT OF CASH FLOWS (RESTATED - NOTE 8)
                            (Stated in U.S. Dollars)


--------------------------------------------------------------------------
                                                                 INCEPTION
                                                                  JUNE 28
                                               YEAR ENDED         1999 TO
                                                 JUNE 30          JUNE 30
                                            2002        2001        2002
--------------------------------------------------------------------------
                                                     (Restated)

Cash Flows From Operating Activities
  Loss for the year                      $(326,038)  $(723,239)  $(1,140,844)

Adjustments To Reconcile Loss To Net
 Cash Used By Operating Activities
  Amortization                                 602         603         1,205
  Amortization of interest                  36,196           -        36,196
  Write down of capital assets                   -      12,445        12,445
  Change in prepaid expenses and
   advances                                 28,384     (27,588)      (28,546)
  Change in accounts payable and
   accrued liabilities                     147,672     135,475       307,860
  Change in deferred revenue                     -    (101,639)            -
                                         ------------------------------------
                                          (113,184)   (703,943)     (811,684)
                                         ------------------------------------

Cash Flows From Investing Activity
  Purchase of capital assets                     -      (1,808)       (1,808)
                                         ------------------------------------

Cash Flows From Financing Activities
  Proceeds from loan payable to
   shareholder                                   -           -        16,097
  Loan receivable from shareholder          25,000     (25,000)      (39,000)
  Issue of common shares                         -           -        18,950
  Convertible note payable                  82,856     734,713       817,569
  Cash acquired on acquisition of
   subsidiary                                    -         778           778
                                         ------------------------------------
                                           107,856     710,491       814,394
                                         ------------------------------------

(Decrease) Increase In Cash                 (5,328)      4,740           902

Cash, Beginning Of Year                      6,230       1,490             -
                                         ------------------------------------

Cash, End Of Year                        $     902   $   6,230   $       902
=============================================================================


SUPPLEMENTAL  DISCLOSURE  OF  NON-CASH  FINANCING  AND  INVESTING  ACTIVITIES:

During the year ended June 30, 2001, a loan payable to a shareholder in the amount of $16,097 was reclassified as a contribution to capital in connection with the Company's repurchase of common stock in preparation for the reverse take-over transaction.

Effective February 2, 2001, the Company acquired 100% of the issued and outstanding shares of Custom Branded Networks, Inc. by issuing 25,000,000 common shares at the fair value of $15,228.

                               CUSTOM  BRANDED  NETWORKS,  INC.
                               (A  Development  Stage  Company)

                      CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY
                                     (RESTATED - NOTE 8)

                                        JUNE 30, 2002
                                   (Stated in U.S. Dollars)



                                                                        Deficit
                                                                      Accumulated
                                          Common Stock    Additional  During The
                                     --------------------  Paid-In    Development
                                       Shares     Amount   Capital        Stage      Total
                                     --------------------------------------------------------
Issuance of shares to founders            3,465   $     3  $ 18,947  $         -   $  18,950

Net loss for the period                       -         -         -     (159,909)   (159,909)
                                     --------------------------------------------------------

Balance, June 30, 2000                    3,465         3    18,947     (159,909)   (140,959)

Repurchase of common stock by
 consideration of forgiveness
 of loan payable to shareholder          (1,445)        -    16,097            -      16,097
                                     --------------------------------------------------------
                                          2,020         3    35,044     (159,909)   (124,862)
Adjustment to number of shares
 issued and outstanding as a
 result of the reverse take-over
 transaction
  Custom Branded Networks, Inc.          (2,020)        -         -            -           -
  Aquistar Ventures (USA) Inc.       15,463,008         -         -            -           -
                                     --------------------------------------------------------
                                     15,463,008         3    35,044     (159,909)   (124,862)
Shares allotted in connection
 with the acquisition of
 Custom Branded Networks, Inc.       25,000,000    15,228         -            -      15,228

Less: Allotted and not yet issued    (8,090,476)        -         -            -           -

Common stock conversion rights                -         -   421,214            -     421,214

Net loss for the year                         -         -         -     (723,239)   (723,239)
                                     --------------------------------------------------------

Balance, June 30, 2001               32,372,532    15,231   456,258     (883,148)   (411,659)

Additional shares issued in
 connection with the acquisition
 of Custom Branded Networks, Inc.     1,500,000         -         -            -           -
Common stock conversion rights                -         -   109,748            -     109,748
Net loss for the year                         -         -         -     (326,038)   (326,038)
                                     --------------------------------------------------------

Balance, June 30, 2002               33,872,532   $15,231  $566,006  $(1,209,186)  $(627,949)
                                     ========================================================

                          CUSTOM BRANDED NETWORKS, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2002 AND 2001
                            (Stated in U.S. Dollars)



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

i)     Going  Concern

The Company has generated limited operating revenues and it has used cash in its operations since its inception, thereby generating operating losses. Such losses are due primarily to the Company's efforts to develop and promote its products and services, which efforts include internal staffing, travel and other promotional expenses. The Company has signed up certain customers but deployment on the ISP's network has not occurred. Management expects deployment to occur in the near future. The Company plans to continue to focus on deployment and acquiring customers, which will require additional expenditures for operating costs. There can be no assurance that the Company will be able to successfully deploy customers, be successful in raising sufficient funds for its operations, or achieve or sustain profitability or positive cash flows from its operations. The Company's ability to continue as a going concern is dependent on its ability to raise additional amounts of capital.

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

As a consequence of the implementation of the reorganization, the following occurred:

a) The Company acquired all the shares of Custom Branded in exchange for the issue of 25,000,000 shares of the Company to the former shareholders of Custom Branded.

                          CUSTOM BRANDED NETWORKS, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2002 AND 2001
                            (Stated in U.S. Dollars)



1.     NATURE  OF  OPERATIONS  (Continued)

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


2.     SIGNIFICANT  ACCOUNTING  POLICIES

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

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

                          CUSTOM BRANDED NETWORKS, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2002 AND 2001
                            (Stated in U.S. Dollars)



2.     SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

b)     Use  of  Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from management's best estimates as additional information becomes available in the future.

c)     Capital  Assets

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

e)     Revenue  Recognition

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

f)     Financial  Instruments

The Company's financial instruments consist of cash, accounts receivable, and accounts payable.

                          CUSTOM BRANDED NETWORKS, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2002 AND 2001
                            (Stated in U.S. Dollars)



2.     SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

f)     Financial  Instruments  (Continued)

Unless otherwise noted, it is management's opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

g)     Loss  Per  Share

The Company computes net loss per share in accordance with SFAS No. 128 - "Earnings Per Share". Under the provisions of SFAS No. 128, basic loss per share is computed using the weighted average number of common stock outstanding during the periods. Diluted loss per share is computed using the weighted average number of common and potentially dilative common stock outstanding during the period. As the Company generated net losses in each of the periods presented, the basic and diluted net loss per share is the same as any exercise of options or warrants would anti-dilutive.

h)     Impairment  of  Long-Lived Assets and Long-Lived Assets to be Disposed of

The Company reviews long-lived assets and including identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

i)     New  Accounting  Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141 - "Business Combinations". The Statement requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. The Company believes that the adoption of FASB No. 141 will not have a significant impact on its financial statements.

In July 2001, the FASB issued Statement No. 142 - "Goodwill and Other Intangible Assets". The Statement will require discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives. Instead, these assets will be tested periodically for impairment and written down to their fair market value as necessary. This Statement is effective for fiscal years beginning after December 15, 2001. The Company believes that the adoption of FASB No. 142 will not have a material impact on its financial statements.

                          CUSTOM BRANDED NETWORKS, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2002 AND 2001
                            (Stated in U.S. Dollars)



2.      SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

i)     New  Accounting  Pronouncements  (Continued)

In August 2001, the FASB issued Statement No. 144 - "Accounting for the Impairment of Long-Lived Assets" which is effective for fiscal years beginning after December 15, 2001. FASB No. 144 addresses accounting and reporting of long-lived assets, except goodwill, that are either held and used or disposed of through sale or other means. The Company believes that the adoption of FASB No. 144 will not have a material impact on its financial statements.


3.     LOAN  RECEIVABLE  FROM  SHAREHOLDER

The loan receivable was due from a shareholder with interest at 3% per annum, due on December 18, 2004.


4.     CAPITAL  ASSETS

                                      2002                      2001
                       ------------------------------------  ---------
                                   Accumulated     Net Book   Net Book
                          Cost     Depreciation      Value      Value
                       -----------------------------------------------
Computer equipment     $  1,808     $  1,205      $    603   $  1,205
Office equipment          3,380        2,171         1,209      1,209
                       -----------------------------------------------
                       $  5,188     $  3,376      $  1,812   $  2,414




5.     CONVERTIBLE  NOTE  PAYABLE

On January 31, 2002, the Company executed $1,000,000 aggregate principal amount of convertible notes due not earlier than January 31, 2009. The Company has received $817,569 in advances through to June 30, 2002. The notes bear no interest until the maturity date, and interest at 5% per annum on any remaining principal balance after the maturity date. The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of the Company's common stock at a conversion price of $0.05 per share, and each converted share includes a warrant to purchase an additional common stock share at an exercise price of $0.05 per share. The warrants expire three years from the grant day.
                                     F-10

                          CUSTOM BRANDED NETWORKS, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2002 AND 2001
                            (Stated in U.S. Dollars)



5.     CONVERTIBLE  NOTE  PAYABLE  (Continued)

Because the market interest rate on similar types of notes was approximately 14% per annum the day the notes were issued, the Company has recorded a discount of $520,962 related to the beneficial conversion feature. The discount will be amortized as interest expense over the life of the convertible notes, or sooner upon conversion. During fiscal 2002, the Company recorded interest expense of $36,196.


6.     INCOME  TAXES

No provision for income taxes has been recorded as the Company has incurred an operating loss from the commencement of operations through June 30, 2002. At June 30, 2002, the Company has a net operating loss carryforward available to offset future taxable income for federal and California income tax purposes of approximately $1,346,000. These carryforwards will expire in the years 2021 and 2009, respectively. Deferred tax assets total approximately $484,000 and represent the effects of these net operating loss carryforwards. The Company has provided a valuation allowance to offset all deferred tax assets due to the uncertainty of realization.


7.     RELATED  PARTY  TRANSACTIONS

During the years indicated, the Company incurred the following amounts with shareholders, officers and directors, and with a related company:


                            2002         2001
                         ---------------------

Legal fees               $      -     $100,000
                         =====================

Rent                     $ 16,200     $ 46,800
                         =====================

Consulting fees          $ 30,000     $ 75,000
                         =====================

Wages                    $139,693     $180,000
                         =====================


8.     PRIOR  PERIOD  ADJUSTMENT

During the year ended June 30, 2002, the Company adjusted its accounting for convertible notes. The notes bear no interest until maturity date. Amounts advanced up to June 30, 2002 have been restated to record a discount of $421,214 related to the beneficial conversion feature of the note, using a market interest rate of 14% per annum.

                          CUSTOM BRANDED NETWORKS, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2002 AND 2001
                            (Stated in U.S. Dollars)



8.     PRIOR  PERIOD  ADJUSTMENT  (Continued)

The  following  summarizes  the  effects  of  the  restatement:


                                    AS
                                PREVIOUSLY       AS
                                PRESENTED     RESTATED
                                   2001         2001
                                ----------------------

Convertible note payable         $734,713    $313,499

Additional paid in capital         35,044     456,258



There was no effect on net loss for the year and loss per share for the year ended June 30, 2001.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no disagreements with our accountants on accounting or financial disclosures.


                                    PART III

Item  9.  Directors  and  Executive  Officers  of  the  Registrant

The following table sets forth the names, ages, and positions with CBN for each of the directors and officers of CBN.

Name                    Age          Position  (1)               Since
--------               -------       -------------               -----
John  Platt             42           Chairman, CEO and           2001
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

Section  16(A)  Beneficial  Ownership  Reporting  Compliance

The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:



                                                                 Known Failures
                                    Number       Transactions    To File
                                    Of Late      Not Timely      a Required
Name and Princeton Position         Report       Reported        Form

--------------------------------------------------------------------------------
John  Platt,  Chairman                 0             0             1

Item  10.  Executive  Compensation

The following table sets forth certain information as to our sole officer and director.

                        Annual Compensation Table
--------------------------------------------------------------------------------
                          Annual Compensation      Long Term Compensation
                       -------------------------   -----------------------
                                           Other                            All
                                           Annual                          Other
                                           Com-                             Com-
                                           pen-   Restricted                pen-
                   Fiscal                  sa-    Stock  Options/   LTIP    sa-
Name     Title     Year     Salary   Bonus tion   Awarded SARs(#) payouts($)tion
----   ----------  -------- -------- ----- ------ ------- ------- --------- ----
John   CEO,        2000-2001 $20,000     0      0       0       0         0    0
Platt  Chairman    2001-2002 $0.00       0      0       0       0         0    0
       and
       Director

CBN has entered into an employment arrangement with Mr. Platt wherein he is to receive salary of $10,000 per month if and when the Company has the ability to pay such salary.

Item  11.  Security  Ownership  of  Certain  Beneficial  Owners  and  Management

The following table provides the beneficial ownership of our common stock by each person known by us to beneficially own more than 5% of our common stock outstanding as of June 30, 2002 and by the officers and directors of CBN as a group. Except as otherwise indicated, all shares are owned directly.


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

Effective January 31, 2002, the Company, restructured its debt with OTC Investments, Ltd. ("OTC Investments") at 1710-1177 West Hastings Street, Vancouver, B.C. V6E 2L3. The restructuring was necessary to obtain additional financing from OTC Investments to stabilize the current financial position of the Company. The Company issued two convertible promissory notes (the "Notes") to OTC Investments. Each of the Notes is in the face amount of $500,000. One of the Notes, however, is structured as a line of credit against which approximately $300,000 has been drawn at the present time. The Notes replaced a convertible note then held by OTC Investments in the face amount of $750,000. The Notes also documented additional financing that OTC Investments had extended to the Company over the $750,000 amount. The restructuring allows OTC Investments to extend additional financing to the Company at OTC Investment's discretion until a total of $1,000,000, or the full face amount of both of Notes is reached. At OTC Investment's option, the Notes, or any portion thereof, are convertible into common shares of the Company at the rate of $0.05 of the principal balance of the Notes per common share. The conversion rate of $0.05 is not altered by any reverse split of the common shares or any recapitalization or other roll back of the equity capital of the Company. At June 30, 2002, the total advances received on the Notes totaled in the aggregate $817,569.

                                     PART IV

Item  13.  Exhibits  and  Reports  on  Form  8-K

(a)  Reports  on  Form  8-K

None

(b)  Exhibits
     3.1.     Articles  of  Incorporation  (1)
     3.2.     By-laws  (1)
     21.1     Subsidiaries  (2)
     99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
              Section  906  of the  Sarbanes-Oxley  Act  of  2002

(1)     Previously  filed  as  an exhibit to the Form 10SB on December 17, 1999.
(2)     As  filed  with  Form  10-KSB  for  the fiscal year ended June 30, 2001.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CUSTOM  BRANDED  NETWORKS,  INC.


By:  /s/ JOHN PLATT
     ___________________________________
     JOHN PLATT, President and Chief Executive  Officer
     Director
     Date:     October  15,  2002


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:  /s/ JOHN PLATT
     ___________________________________
     JOHN  PLATT,  President  and  Chief  Executive  Officer
     Secretary  and  Treasurer  and  Sole  Director
     (Principal  Executive  Officer)
     (Principal  Financial  Officer)
     (Principal  Accounting  Officer)
     (Director)
     Date:     October  15,  2002

                                 CERTIFICATIONS

I, JOHN PLATT, President, Secretary, Treasurer, Chief Executive Officer and Chief Financial Officer certify that;

A I have reviewed this annual report on Form10-KSB of Custom Branded Networks, Inc.;

B Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

C Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;



Date:   October  15,  2002

/s/ JOHN PLATT
___________________________________
(Signature)
President,  Secretary,  Treasurer
Chief  Executive  Officer
Chief  Financial  Officer