Form 10QSB
period 2002-09-30
CUSTOM BRANDED NETWORKS INC
filed 2002-11-15
CIK 1084554

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  quarterly  period  ended  September  30,  2002

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  transition  period _________ to


             Commission File Number         000-28535
                                            ---------

                          CUSTOM BRANDED NETWORKS, INC.
           ---------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)

Nevada                                              91-1975651
-------------------------------                     ----------------------------
(State or other jurisdiction of                     (IRS Employer Identification
incorporation or organization)                      No.)

2110 Ft. Stockton Dr.
San Diego, CA                                       92103
---------------------------------------             ----------
(Address of principal executive offices)            (Zip Code)

Issuer's telephone number, including area code:     619-795-7474
                                                    ------------

                               Not Applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days  [X]  Yes    [  ]  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 33,872,532 Shares of $.001 par value Common Stock outstanding as of November 13, 2002.

                         PART 1 - FINANCIAL INFORMATION

Item  1.          Financial  Statements

The accompanying un-audited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended September 30, 2002 are not necessarily indicative of the results that can be expected for the year ending June 30, 2003.

                          CUSTOM BRANDED NETWORKS, INC.
                          (A Development Stage Company)


                        CONSOLIDATED FINANCIAL STATEMENTS


                               SEPTEMBER 30, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                        CUSTOM  BRANDED  NETWORKS,  INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                            (Stated in U.S. Dollars)


--------------------------------------------------------------------------
                                                SEPTEMBER 30      JUNE 30
                                                    2002           2002
--------------------------------------------------------------------------

ASSETS

Current
  Cash                                          $       902   $       902

Capital Assets, net (Note 4)                          1,600         1,812
                                                --------------------------

                                                $     2,502   $     2,714
==========================================================================

LIABILITIES

Current
  Accounts payable and accrued liabilities      $   307,584   $   307,860

Convertible Note Payable, net of discount
 (Note 5)                                           334,523       322,803
                                                --------------------------
                                                    642,107       630,663
                                                --------------------------


STOCKHOLDERS' DEFICIENCY

Share Capital
  Authorized:
    50,000,000 common shares with a par
     value of $0.001 per share at
     September 30, 2002 and June 30, 2002

  Issued and outstanding:
    33,872,532 common shares at
     September 30, 2002 and June 30, 2002            15,231        15,231

  Additional paid-in capital                        566,006       566,006

Deficit Accumulated During The
 Development Stage                               (1,220,842)   (1,209,186)
                                                --------------------------
                                                   (639,605)     (627,949)
                                                --------------------------

                                                $     2,502   $     2,714
==========================================================================

                        CUSTOM  BRANDED  NETWORKS,  INC.
                        (A  Development  Stage  Company)

                CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                                   (Unaudited)
                            (Stated in U.S. Dollars)


----------------------------------------------------------------------------
                                                                 INCEPTION
                                                                  JUNE 28
                                        THREE MONTHS ENDED        1999 TO
                                           SEPTEMBER 30         SEPTEMBER 30
                                        2002          2001          2002
----------------------------------------------------------------------------

Revenue                             $         -   $     1,544   $   177,241


Operating Expenses                         (358)     (164,863)   (1,345,065)
                                    ----------------------------------------
Loss From Operations                       (358)     (163,319)   (1,167,824)

Other Income                                  -           266         6,921
Interest Expense                        (11,298)            -       (47,494)
Write Down Of Capital Assets                  -             -       (12,445)
                                    ----------------------------------------

Net Loss For The Period                 (11,656)     (163,053)  $(1,220,842)
                                                                ============
Accumulated Deficit, Beginning
 Of Period                           (1,209,186)     (883,148)
                                    --------------------------

Accumulated Deficit, End Of Period  $(1,220,842)  $(1,046,201)
==============================================================

Loss Per Share, Basic And Diluted   $     (0.01)  $     (0.01)
==============================================================

Weighted Average Number Of
 Shares Outstanding                  33,872,532    33,372,532
==============================================================

                         CUSTOM  BRANDED  NETWORKS,  INC.
                         (A  Development  Stage  Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)


-------------------------------------------------------------------------------
                                                                    INCEPTION
                                                                     JUNE 28
                                               THREE MONTHS ENDED    1999 TO
                                                  SEPTEMBER 30     SEPTEMBER 30
                                                2002        2001        2002
-------------------------------------------------------------------------------

Cash Flows From Operating Activities
  Loss for the period                       $(11,656)  $(163,053)  $(1,152,500)

Adjustments To Reconcile Loss To Net
 Cash Used By Operating Activities
  Amortization                                   212         150         1,417
  Amortization of interest                    11,298           -        47,494
  Write down of capital assets                     -        (958)       12,445
  Change in prepaid expenses and advances          -           -       (28,546)
  Change in accounts payable and accrued
   liabilities                                  (276)    149,445       307,584
                                            -----------------------------------
                                                (422)    (14,416)     (812,106)
                                            -----------------------------------

Cash Flows From Investing Activity
  Purchase of capital assets                       -           -        (1,808)
                                            -----------------------------------

Cash Flows From Financing Activities
  Proceeds from loan payable to shareholder        -           -        16,097
  Loan receivable from shareholder                 -           -       (39,000)
  Issue of common shares                           -           -        18,950
  Convertible note payable                       422      10,000       817,991
  Cash acquired on acquisition of
   subsidiary                                      -           -           778
                                            -----------------------------------
                                                 422      10,000       814,816
                                            -----------------------------------

(Decrease) Increase In Cash                        -      (4,416)          902

Cash, Beginning Of Period                        902       6,230             -
                                            -----------------------------------

Cash, End Of Period                         $    902   $   1,814   $       902
===============================================================================

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

                               CUSTOM  BRANDED  NETWORKS,  INC.
                               (A  Development  Stage  Company)

                       CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY

                                       SEPTEMBER 30, 2002
                                          (Unaudited)
                                    (Stated in U.S. Dollars)



                                                                          DEFICIT
                                                                        ACCUMULATED
                                           COMMON STOCK     ADDITIONAL  DURING THE
                                       --------------------   PAID-IN   DEVELOPMENT
                                         SHARES     AMOUNT    CAPITAL      STAGE        TOTAL
                                       --------------------------------------------------------
Issuance of shares to founders              3,465   $     3  $ 18,947  $         -   $  18,950

Net loss for the period                         -         -         -     (159,909)   (159,909)
                                       --------------------------------------------------------

Balance, June 30, 2000                      3,465         3    18,947     (159,909)   (140,959)

Repurchase of common stock by
 consideration of forgiveness
 of loan payable to shareholder            (1,445)        -    16,097            -      16,097
                                       --------------------------------------------------------
                                            2,020         3    35,044     (159,909)   (124,862)
Adjustment to number of shares
 issued and outstanding as a result
 of the reverse take-over transaction
  Custom Branded Networks, Inc.            (2,020)        -         -            -           -
  Aquistar Ventures (USA) Inc.         15,463,008         -         -            -           -
                                       --------------------------------------------------------
                                       15,463,008         3    35,044     (159,909)   (124,862)
Shares allotted in connection with
 the acquisition of Custom Branded
 Networks, Inc.                        25,000,000    15,228         -            -      15,228

Less:  Allotted and not yet issued     (8,090,476)        -         -            -           -

Common stock conversion rights                  -         -   421,214            -     421,214

Net loss for the year                           -         -         -     (723,239)   (723,239)
                                       --------------------------------------------------------

Balance, June 30, 2001                 32,372,532    15,231   456,258     (883,148)   (411,659)

Additional shares issued in
 connection with the acquisition
 of Custom Branded Networks, Inc.       1,500,000         -         -            -           -
Common stock conversion rights                  -         -   109,748            -     109,748
Net loss for the year                           -         -         -     (326,038)   (326,038)
                                       --------------------------------------------------------

Balance, June 30, 2002                 33,872,532    15,231   566,006   (1,209,186)   (627,949)

Net loss for the period                         -         -         -      (11,656)    (11,656)
                                       --------------------------------------------------------

Balance, September 30, 2002            33,872,532   $15,231  $566,006  $(1,220,842)  $(639,605)
                                       ========================================================

                          CUSTOM BRANDED NETWORKS, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



1.     BASIS  OF  PRESENTATION

The unaudited consolidated financial statements as of September 30, 2002 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the June 30, 2002 audited consolidated financial statements and notes thereto.


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

                          CUSTOM BRANDED NETWORKS, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



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

                          CUSTOM BRANDED NETWORKS, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



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

                          CUSTOM BRANDED NETWORKS, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)




3.     SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

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

                          CUSTOM BRANDED NETWORKS, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



3.     SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

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

                          CUSTOM BRANDED NETWORKS, INC.
                          (A Development Stage Company)


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                               SEPTEMBER 30, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



4.     CAPITAL  ASSETS


                               SEPTEMBER 30             JUNE 30
                                  2002                   2002
                    --------------------------------  ----------
                            Accumulated    Net Book    Net Book
                     Cost   Depreciation     Value      Value
                    --------------------------------------------

Computer equipment  $ 1,808   $  1,356    $    452    $   603
Office equipment      3,380      2,232       1,148      1,209
                    --------------------------------------------
                    $ 5,188   $  3,588    $  1,600    $ 1,812
                    ============================================


5.     CONVERTIBLE  NOTE  PAYABLE

On January 31, 2002, the Company executed $1,000,000 aggregate principal amount of convertible notes due not earlier than January 31, 2009. The Company has received $817,569 in advances through to September 30, 2002. The notes bear no interest until the maturity date, and interest at 5% per annum on any remaining principal balance after the maturity date. The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of the Company's common stock at a conversion price of $0.05 per share, and each converted share includes a warrant to purchase an additional common stock share at an exercise price of $0.05 per share. The warrants expire three years from the grant day.

Because the market interest rate on similar types of notes was approximately 14% per annum the day the notes were issued, the Company has recorded a discount of $520,962 related to the beneficial conversion feature. The discount will be amortized as interest expense over the life of the convertible notes, or sooner upon conversion. During the first quarter, the Company recorded interest expense of $11,298.

Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operations

FORWARD  LOOKING  STATEMENTS

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports the Company files with the SEC. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

PLAN  OF  OPERATIONS

At September 30, 2002, the Company had cash of $902. To sustain the business operations of the Company, it is necessary for the Company to raise capital in the immediate future. The Company's current plans are to borrow money as needed to sustain current operations. Since inception, the Company has executed $1,000,000 in the aggregate principal amount of convertible notes. The Company has received $817,569 in advances against the notes through September 30, 2002. The Company hopes to obtain additional advances against the notes in order to sustain the business operations of the Company. However, the holder of the notes is not obligated to fund the notes further and may not be willing to do so, in which event the Company will need to obtain funding from some other source.

The business plan of the Company calls for the Company to provide turnkey private label Internet solutions to businesses and private organizations that desire to affiliate with a customer base via the Internet. Our business, however, has not developed as rapidly as we had originally anticipated. To date, we have signed up one customer and the deployment of the Internet services for this customer has not occurred as of yet. It is uncertain at the present time whether we will be able to develop our current business plan to commercial viability.

If our business prospects become more promising than at the present time, we will attempt to raise operating capital through the sale of equity capital. Operational expenses are incurred primarily due to the Company's efforts to develop and to promote its products and services, which efforts include internal staffing, travel and other promotional expenses. During the three month period ended September 30, 2002, we incurred operating expenses of $358.00 which demonstrates the low level of our current business activity. This figure, however, does not include the time spent by our president in marketing the products and services of the Company for which he was not compensated.

ITEM  3.     CONTROLS  AND  PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. John Platt. Based upon that evaluation, our Chief
Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.



PART  II  -  OTHER  INFORMATION


Item 1.  Legal  Proceedings

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.


Item 2.  Changes  in  Securities

We did not complete any sales of our securities during the fiscal quarter ended September 30, 2002.


Item 3.  Defaults  upon  Senior  Securities

None.


Item 4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

No matters were submitted to our security holders for a vote during the fiscal quarter ended September 30, 2002.

Item 5.  Other  Information

None.


Item 6.  Exhibits  and  Reports  on  Form  8-K.

EXHIBITS REQUIRED BY ITEM 601 OF FORM 8-K

------------
   Exhibit
   Number                       Description of Exhibit
            ---------------------------------------------------------------

   99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

--------------------------------------------------------------------------------
(1)     Filed  as  an  Exhibit  to  this  Quarterly  Report  on  Form  10-QSB
--------------------------------------------------------------------------------


REPORTS  ON  FORM  8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended September 30, 2002.



                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CUSTOM BRANDED NETWORKS, INC.

Date:   November 13, 2002


        /s/ John Platt
By:     ------------------------------------------
        John Platt
        President, Secretary, Treasurer and Director
        Chief Executive Officer and Chief Financial Officer
        (Principal Executive Officer)
        (Principal Accounting Officer)

                                 CERTIFICATIONS

I, JOHN PLATT, Chief Executive Officer and Chief Executive Officer of Custom Branded Networks, Inc. (the "Registrant"), certify that;

(1) I have reviewed this quarterly report on Form10-QSB of Custom Branded Networks, Inc.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

(4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

(6) The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   November 13, 2002          /s/ John Platt
                                   ___________________________________
                                   (Signature)
                                   President, Secretary and Treasurer
                                   Chief Executive Officer and
                                   Chief Financial Officer
                                   ___________________________________
                                   (Title)