Form 10QSB
period 2002-12-31
CUSTOM BRANDED NETWORKS INC
filed 2003-02-14
CIK 1084554

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  quarterly  period  ended  December  31,  2002

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  transition  period _________ to


          Commission File Number          000-28535
                                          ---------

                          CUSTOM BRANDED NETWORKS, INC.
          -----------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)

Nevada                                              91-1975651
-------------------------------                     ----------------------------
(State or other jurisdiction of                     (IRS Employer Identification
incorporation or organization)                      No.)

821 E. 29th
North Vancouver, B.C.                               V7K 1B6
---------------------------------------             ----------
(Address of principal executive offices)            (Zip Code)

Issuer's telephone number, including area code:     604-904-6946
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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 38,372,532 Shares of $.001 par value Common Stock outstanding as of February 13, 2003.

                         PART 1 - FINANCIAL INFORMATION

Item 1.          Financial Statements

The accompanying un-audited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended December 31, 2002 are not necessarily indicative of the results that can be expected for the year ending June 30, 2003.

                          CUSTOM BRANDED NETWORKS, INC.
                          (A Development Stage Company)


                        CONSOLIDATED FINANCIAL STATEMENTS


                                DECEMBER 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                          CUSTOM BRANDED NETWORKS, INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                            (Stated in U.S. Dollars)



--------------------------------------------------------------------------------
                                            DECEMBER 31     JUNE 30
                                               2002          2002
--------------------------------------------------------------------------------
ASSETS

Current
  Cash                                     $       891   $       902

Capital Assets, net (Note 4)                     1,389         1,812
                                           --------------------------
                                           $     2,280   $     2,714
================================================================================

LIABILITIES

Current
  Accounts payable and accrued liabilities $   309,012   $   307,860

Convertible Note Payable,
 net of discount (Note 5)                      355,821       322,803
                                           --------------------------
                                               664,833       630,663
                                           --------------------------

STOCKHOLDERS' DEFICIENCY

Share Capital
  Authorized:
    50,000,000 common shares with a
    par value of $0.001 per share at
    September 30, 2002 and June 30, 2002

  Issued and outstanding:
    33,872,532 common shares at
    December 31, 2002 and June 30, 2002         15,231        15,231

  Additional paid-in capital                   566,006       566,006

Deficit Accumulated During
The Development Stage                       (1,243,790)   (1,209,186)
                                           --------------------------
                                              (662,553)     (627,949)
                                           --------------------------
                                           $     2,280   $     2,714
================================================================================


                          CUSTOM BRANDED NETWORKS, INC.
                          (A Development Stage Company)

                CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                                   (Unaudited)
                            (Stated in U.S. Dollars)



--------------------------------------------------------------------------------------------------
                                                                                        INCEPTION
                                                                                         JUNE 18
                                  THREE MONTHS ENDED           SIX MONTHS ENDED          1999 TO
                                      DECEMBER 31                 DECEMBER 31          DECEMBER 31
                                  2002          2001          2002          2001          2002
--------------------------------------------------------------------------------------------------

Revenue                       $         -   $     2,170   $         -   $     3,714   $   177,241

Operating Expenses                (11,650)      (31,868)      (12,008)     (196,731)   (1,356,715)
                              ------------- ------------- ------------  ------------  ------------
Loss From Operations              (11,650)      (29,698)      (12,008)     (193,017)   (1,179,474)

Other Income                            -             -             -           266         6,921
Interest Expense                  (11,298)            -       (22,596)            -       (58,792)
Write Down Of Capital Assets            -             -             -             -       (12,445)
                              ------------- ------------- ------------  ------------  ------------
Net Loss For The Period           (22,948)      (29,698)      (34,604)     (192,751)  $(1,243,790)
                                                                                      ============
Accumulated Deficit,
Beginning Of Period            (1,220,842)   (1,046,201)   (1,209,186)     (883,148)
                              ------------------------------------------------------
Accumulated Deficit,
End Of Period                 $(1,243,790)  $(1,075,899)  $(1,243,790)  $(1,075,899)
====================================================================================


Loss Per Share                $     (0.01)  $     (0.01)  $     (0.01)  $     (0.01)
====================================================================================

Weighted Average Number
 Of Shares Outstanding         33,872,532    33,872,532    33,872,532    33,622,532
====================================================================================


                          CUSTOM BRANDED NETWORKS, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)




----------------------------------------------------------------------------------------
                                                                             INCEPTION
                                                                               JUNE 28
                                 THREE MONTHS ENDED   SIX MONTHS ENDED         1999 TO
                                    DECEMBER 31           DECEMBER 31        DECEMBER 31
                                 2002       2001       2002        2001         2002
----------------------------------------------------------------------------------------

Cash Flows From Operating
 Activities
  Loss for the period          $(22,948)  $(26,698)  $(34,604)  $(192,751)  $(1,175,448)
Adjustments To Reconcile
 Loss To Net Cash Used
 By Operating Activities
  Amortization                      211        151        423         301         1,628
  Amortization of interest       11,298          -     22,596           -        58,792
  Write down of capital assets        -          -          -           -        12,445
  Change in prepaid expenses
   and advances                       -     (5,000)         -      (5,958)      (28,546)
  Change in accounts payable
   and accrued liabilities        1,428        355      1,152     149,800       309,012
                               ---------------------------------------------------------
                                (10,011)   (34,192)   (10,433)    (48,608)     (822,117)
                               ---------------------------------------------------------
Cash Flows From
Investing Activity
  Purchase of capital assets          -          -          -           -        (1,808)
                               ---------------------------------------------------------
Cash Flows From Financing
 Activities
  Proceeds from loan
   payable to shareholder             -          -          -           -        16,097
  Loan receivable from
   shareholder                        -    (12,000)         -     (12,000)      (39,000)
  Issue of common shares              -          -          -           -        18,950
  Convertible note payable       10,000     45,000     10,422      55,000       827,991
  Cash acquired on acquisition
   of subsidiary                      -          -          -           -           778
                               ---------------------------------------------------------
                                 10,000     33,000     10,422      43,000       824,816
                               ---------------------------------------------------------


(Decrease) Increase In Cash         (11)    (1,192)       (11)     (5,608)          891
Cash, Beginning Of Period           902      1,814        902       6,230             -
                               ---------------------------------------------------------
Cash, End Of Period            $    891   $    622   $    891   $     622   $       891
========================================================================================


SUPPLEMENTAL  DISCLOSURE  OF  NON-CASH  FINANCING  AND  INVESTING  ACTIVITIES:

During the period ended June 30, 2001, a loan payable to a shareholder in the amount of $16,097 was reclassified as a contribution to capital in connection with the Company's repurchase of common stock in preparation for the reverse take-over transaction.

Effective February 2, 2001, the Company acquired 100% of the issued and outstanding shares of Custom Branded Networks, Inc. by allotting 25,000,000 common shares at the fair value of $15,228.

                          CUSTOM BRANDED NETWORKS, INC.
                          (A Development Stage Company)

               CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY

                                DECEMBER 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



                                                                 DEFICIT
                                                                 ACCUMULATED
                                     COMMON STOCK     ADDITIONAL DURING THE
                                --------------------- PAID-IN    DEVELOPMENT
                                  SHARES     AMOUNT   CAPITAL    STAGE        TOTAL
                                --------------------------------------------------------

Issuance of shares to founders       3,465   $     3  $ 18,947  $         -   $  18,950

Net loss for the period                  -         -         -     (159,909)   (159,909)
                                --------------------------------------------------------

Balance, June 30, 2000               3,465         3    18,947     (159,909)   (140,959)

Repurchase of common
 stock by consideration
 of forgiveness of loan
 payable to shareholder             (1,445)        -    16,097            -      16,097
                                --------------------------------------------------------
                                     2,020         3    35,044     (159,909)   (124,862)
Adjustment to number of shares
 issued and outstanding as
 a result of the reverse
 take-over transaction
   Custom Branded Networks, Inc.    (2,020)        -         -            -           -
   Aquistar Ventures (USA) Inc. 15,463,008         -         -            -           -
                                --------------------------------------------------------
                                15,463,008         3    35,044     (159,909)   (124,862)
Shares allotted in connection
 with the acquisition of
 Custom Branded Networks, Inc.  25,000,000    15,228         -            -      15,228

Less:
 Allotted and not yet issued    (8,090,476)        -         -            -           -

Common stock conversion
 rights                                  -         -   421,214            -     421,214

Net loss for the year                    -         -         -     (723,239)   (723,239)
                                --------------------------------------------------------
Balance,
 June 30, 2001                  32,372,532    15,231   456,258     (883,148)   (411,659)

Additional shares issued
 in connection with the
 acquisition of Custom
 Branded Networks, Inc.          1,500,000         -         -            -           -
Common stock
 conversion rights                       -         -   109,748            -     109,748
Net loss for the year                    -         -         -     (326,038)   (326,038)
                                --------------------------------------------------------
Balance,
 June 30, 2002                  33,872,532    15,231   566,006   (1,209,186)   (627,949)

Net loss for
 the period                              -         -         -      (34,604)    (34,604)
                                --------------------------------------------------------
Balance,
 December 31, 2002              33,872,532   $15,231  $566,006  $(1,243,790)  $(662,553)
                                ========================================================

                          CUSTOM BRANDED NETWORKS, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



1.     BASIS OF PRESENTATION

The unaudited consolidated financial statements as of December 31, 2002 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the June 30, 2002 audited consolidated financial statements and notes thereto.


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

                          CUSTOM BRANDED NETWORKS, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



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

                          CUSTOM BRANDED NETWORKS, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



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

                          CUSTOM BRANDED NETWORKS, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



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

                          CUSTOM BRANDED NETWORKS, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



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

                          CUSTOM BRANDED NETWORKS, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



4.     CAPITAL ASSETS

                                DECEMBER 31            JUNE 30
                                   2002                 2002
                    -------------------------------   ---------
                            ACCUMULATED    NET BOOK   NET BOOK
                     COST   DEPRECIATION   VALUE        VALUE
                    -------------------------------   ---------
Computer equipment  $  1,808  $   1,507    $   301     $   603
Office equipment       3,380      2,292      1,088       1,209
                    -------------------------------------------
                    $  5,188  $   3,799    $ 1,389     $ 1,812
                    ===========================================


5.     CONVERTIBLE NOTE PAYABLE

On January 31, 2002, the Company executed $1,000,000 aggregate principal amount of convertible notes due not earlier than January 31, 2009. The Company has received $827,569 in advances through to December 31, 2002. The notes bear no interest until the maturity date, and interest at 5% per annum on any remaining principal balance after the maturity date. The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of the Company's common stock at a conversion price of $0.05 per share, and each converted share includes a warrant to purchase an additional common stock share at an exercise price of $0.05 per share. The warrants expire three years from the grant day.

Because the market interest rate on similar types of notes was approximately 14% per annum the day the notes were issued, the Company has recorded a discount of $520,962 related to the beneficial conversion feature. The discount will be amortized as interest expense over the life of the convertible notes, or sooner upon conversion. During the period, the Company recorded interest expense of $22,596.

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

PLAN OF OPERATIONS

At December 31, 2002, the Company had cash of $891. To sustain the business operations of the Company, the Company must obtain additional capital. The Company's current plans are to borrow money as needed to sustain current operations. Since inception, the Company has executed $1,000,000 in the aggregate principal amount of convertible notes. The Company has received $827,569 in advances against the notes through December 31, 2002. The Company hopes to obtain additional advances against the notes in order to sustain the business operations of the Company. However, the holder of the notes is not obligated to fund the notes further and may not be willing to do so, in which event the Company will need to obtain funding from some other source. During the three month period ended December 31, 2002, we incurred operating expenses of $11,650.00.

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

ITEM 3.     CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Paul G. Carter. Based upon that evaluation, our Chief
Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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


Item 2.  Changes in Securities

We did not complete any sales of our securities during the fiscal quarter ended December 31, 2002.


Item 3.  Defaults upon Senior Securities

None.


Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to our security holders for a vote during the fiscal quarter ended December 31, 2002.

Item 5.  Other Information

None.


Item 6.  Exhibits and Reports on Form 8-K.

EXHIBITS  REQUIRED  BY  ITEM  601  OF  FORM  8-K


 Exhibit
 Number                            Description of Exhibit
---------      -----------------------------------------------------------------

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

--------------------------------------------------------------------------------

(1)     Filed  as  an  Exhibit  to  this  Quarterly  Report  on  Form  10-QSB
--------------------------------------------------------------------------------


REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended December 31, 2002.



                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CUSTOM BRANDED NETWORKS, INC.

Date:  February 13, 2003


By:  /s/ Paul G. Carter
     -------------------------------
     Paul G. Carter
     President, Secretary, Treasurer and Director
     Chief Executive Officer and Chief Financial Officer
     (Principal Executive Officer)
     (Principal  Accounting  Officer)

                                 CERTIFICATIONS

I, PAUL G. CARTER, Chief Executive Officer and Chief Executive Officer of Custom Branded Networks, Inc. (the "Registrant"), certify that;

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

                                   /s/ Paul G. Carter
Date:  February 13, 2003           ___________________________________
                                   (Signature)
                                   President, Secretary and Treasurer
                                   Chief Executive Officer and
                                   Chief Financial Officer
                                   ___________________________________
                                   (Title)