Form 10QSB
period 2003-03-31
CUSTOM BRANDED NETWORKS INC
filed 2003-05-15
CIK 1084554

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[ X]  Quarterly Report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

      For the quarterly period ended March 31, 2003

[  ]	Transition Report pursuant to 13 or 15(d) of the
      Securities Exchange Act of 1934

	For the transition period              to
                                ------------

        Commission File Number      000-28535
                               ------------------

                          CUSTOM BRANDED NETWORKS, INC.

       ------------------------------------------------------------
     (Exact name of small Business Issuer as specified in its charter)

Nevada                                        91-1975651

-------------------------------               -------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

821 E. 29th
North Vancouver, B. C.                        V7K 1B6

---------------------------------------       --------------
(Address of principal executive offices)      (Zip Code)

Issuer's telephone number, including area code:		604-904-6946

                                                      -----------------------

					Not Applicable
           ----------------------------------------------------
           (Former name, former address and former fiscal year,
                      if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
38,372,532 Shares of $.001 par value Common Stock outstanding as of March 31, 2003.

                      PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying un-audited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended March 31, 2003 are not necessarily indicative of the results that can be expected for the year ending June 30, 2003.

                        CUSTOM BRANDED NETWORKS, INC.
                       (An Exploration Stage Company)

                      CONSOLIDATED FINANCIAL STATEMENTS

                               MARCH 31, 2003
                                 (Unaudited)
                           (Stated in U.S. Dollars)

                        CUSTOM BRANDED NETWORKS, INC.
                       (An Exploration Stage Company)

                         CONSOLIDATED BALANCE SHEET
                                 (Unaudited)
                           (Stated in U.S. Dollars)

-----------------------------------------------------------------------------
                                                  MARCH 31         JUNE 30
                                                    2003             2002
-----------------------------------------------------------------------------

ASSETS

Current
  Cash                                          $     1,214    $       902

Capital Assets, net (Note 4)                          1,178          1,812
Mineral Properties (Note 6)                            -              -
                                               ------------------------------

                                                $     2,392    $     2,714
=============================================================================

LIABILITIES

Current
  Accounts payable and accrued liabilities      $   314,464    $   307,860

Convertible Note Payable, net of
 discount (Note 5)                                  418,528        322,803
                                               ------------------------------
                                                    732,992        630,663
                                               ------------------------------

STOCKHOLDERS' DEFICIENCY

Share Capital
  Authorized:
    50,000,000 common shares with a par
     value of $0.001 per share at March
     31, 2003 and June 30, 2002

  Issued and outstanding:
    38,372,532 common shares at March
     31, 2003 and 33,872,532 common shares
     at June 30, 2002                                19,731         15,231

  Additional paid-in capital                        606,506        566,006

Deficit Accumulated During The
 Development Stage                               (1,323,087)    (1,209,186)

Other                                               (33,750)          -
                                               ------------------------------
                                                   (730,600)      (627,949)
                                               ------------------------------

                                                $     2,392    $     2,714
=============================================================================

                        CUSTOM BRANDED NETWORKS, INC.
                       (An Exploration Stage Company)

                CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                                 (Unaudited)
                          (Stated in U.S. Dollars)

-----------------------------------------------------------------------------
                                                                   INCEPTION
                                                                    JUNE 18
                      THREE MONTHS ENDED    NINE MONTHS ENDED       1999 TO
                           MARCH 31             MARCH 31            MARCH 31
                       2003        2002      2003       2002          2003
-----------------------------------------------------------------------------

Revenue           $      -    $      -    $      -    $     3,980 $   184,162
                  -----------------------------------------------------------

Expenses
  Administrative
   expenses            17,999      85,399      30,007     282,130   1,374,714
  Interest
   Expense             11,298        -         33,894        -         70,090
  Mineral
   property
   payment             50,000        -         50,000        -         50,000
  Write down of
   capital assets        -           -           -           -         12,445
                  -----------------------------------------------------------
                       79,297      85,399     113,901     282,130   1,507,249
                  -----------------------------------------------------------

Net Loss For The
 Period               (79,297)    (85,399)   (113,901)   (278,150)$(1,323,087)
                                                                  ===========

Accumulated
 Deficit,
 Beginning Of
 Period            (1,243,790) (1,075,899) (1,209,186)   (883,148)
                  -----------------------------------------------------------

Accumulated
 Deficit, End Of
 Period           $(1,323,087)$(1,161,298)$(1,323,087)$(1,161,298)
==================================================================

Loss Per Share    $    (0.01) $    (0.01) $    (0.01) $    (0.01)
==================================================================



Weighted Average
 Number Of Shares
 Outstanding       33,072,532  33,872,532  35,252,094  33,705,865
==================================================================

                        CUSTOM BRANDED NETWORKS, INC.
                       (An Exploration Stage Company)

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)
                           (Stated in U.S. Dollars)

-----------------------------------------------------------------------------
                                                                   INCEPTION
                                                                    JUNE 28
                      THREE MONTHS ENDED    NINE MONTHS ENDED       1999 TO
                           MARCH 31             MARCH 31            MARCH 31
                       2003        2002      2003       2002          2003
-----------------------------------------------------------------------------

Cash Flows From
 Operating
 Activities
  Loss for the
   Period          $ (79,297) $ (85,399) $ (113,901) $ (278,150) $ (1,254,745)

Adjustments To
 Reconcile Loss
 To Net Cash Used
 By Operating
 Activities
  Shares issued for
   Other than cash    11,250       -         11,250        -           11,250
  Amortization           211        151         634         452         1,839
  Amortization of
   Interest           11,298       -         33,894        -           70,090
  Write down of
   capital assets       -          -           -           -           12,445
  Change in prepaid
   expenses and
   advances             -        34,342        -         28,384       (28,546)
  Change in accounts
   payable and
   accrued
   liabilities         5,452      5,611       6,604     155,411       314,464
                   ----------------------------------------------------------
                     (51,086)   (45,295)    (61,519)    (93,903)     (873,203)
                   ----------------------------------------------------------
Cash Flows From
 Investing Activity
  Purchase of
   capital assets       -          -           -           -           (1,808)
                   ----------------------------------------------------------

Cash Flows From
 Financing
 Activities
  Proceeds from
   Loan payable to
   Shareholder          -          -           -           -           16,097
  Loan receivable
   From shareholder     -        37,000        -         25,000       (39,000)
  Issue of common
   Shares               -          -           -           -           18,950
  Convertible note
   payable            51,409      8,565      61,831      63,565       879,400
  Cash acquired on
   acquisition of
   subsidiary           -          -           -           -              778
                   ----------------------------------------------------------
                      51,409     45,565      61,831      88,565       876,225
                   ----------------------------------------------------------

(Decrease) Increase
 In Cash                 323        270         312      (5,338)        1,214

Cash, Beginning Of
 Period                  891        622         902       6,230          -
                   ----------------------------------------------------------

Cash, End Of Period $  1,214  $     892  $    1,214  $      892  $      1,214
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

During the period ended March 31, 2003, the Company issued 4,500,000 common shares for consulting services at an ascribed value of $45,000.

                        CUSTOM BRANDED NETWORKS, INC.
                       (An Exploration Stage Company)

             CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY

                               MARCH 31, 2003
                                (Unaudited)
                         (Stated in U.S. Dollars)

                                                         DEFICIT
                                                       ACCUMULATED
                 COMMON STOCK     ADDITIONAL            DURING THE
              -------------------   PAID-IN            DEVELOPMENT
              SHARES       AMOUNT   CAPITAL     OTHER     STAGE      TOTAL
              ---------------------------------------------------------------

Issuance of
 shares
 to founders        3,465 $      3 $  18,947 $    -    $       -    $  18,950
Net loss for
 the period          -        -         -         -        (159,909) (159,909)
              ---------------------------------------------------------------

Balance, June
 30, 2000           3,465        3    18,947      -        (159,909) (140,959)
Repurchase of
 common stock by
 consideration of
 forgiveness of
 loan payable to
 shareholder       (1,445)    -       16,097      -            -       16,097
              ---------------------------------------------------------------
                    2,020        3    35,044      -        (159,909) (124,862)
Adjustment to
 number of
 shares issued
 and outstanding
 as a result of
 the reverse
 take-over
 transaction
  Custom Branded
   Networks, Inc.  (2,020)    -         -         -            -         -
  Aquistar
   Ventures
   (USA) Inc.  15,463,008     -         -         -            -         -
              ---------------------------------------------------------------
               15,463,008        3    35,044      -        (159,909) (124,862)
Shares allotted
 in connection
 with the
 acquisition
 of Custom
 Branded
 Networks,
 Inc.          25,000,000   15,228      -         -            -       15,228
Less:  Allotted
 and not yet
 issued        (8,090,476)    -         -         -            -         -
 Common stock
 conversion
 rights              -        -      421,214      -            -      421,214
Net loss for
 the year            -        -         -         -        (723,239) (723,239)
              ---------------------------------------------------------------

Balance, June
 30, 2001      32,372,532   15,231   456,258      -        (883,148) (411,659)

Additional
 shares issued
 in connection
 with the
 acquisition of
 Custom Branded
 Networks, Inc. 1,500,000     -         -         -            -         -
Common stock
 conversion
 rights              -        -      109,748      -            -      109,748
Net loss for
 the year            -        -         -         -        (326,038) (326,038)
              ---------------------------------------------------------------

Balance, June
 30, 2002      33,872,532   15,231   566,006      -      (1,209,186) (627,949)

                        CUSTOM BRANDED NETWORKS, INC.
                       (An Exploration Stage Company)

        CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY (Continued)

                               MARCH 31, 2003
                                 (Unaudited)
                          (Stated in U.S. Dollars)

                                                         DEFICIT
                                                       ACCUMULATED
                 COMMON STOCK     ADDITIONAL           DURING THE
              -------------------  PAID-IN             DEVELOPMENT
              SHARES       AMOUNT  CAPITAL      OTHER     STAGE      TOTAL
              ---------------------------------------------------------------

Balance, June
 30, 2002      33,872,532 $ 15,231 $ 566,006 $    -    $ (1,209,186)$(627,949)

Issue of common
 stock for
 deferred
 compensation
 expense        4,500,000    4,500    40,500   (45,000)        -         -
Amortization of
 deferred
 compensation        -        -         -       11,250         -       11,250
Net loss for
 the period          -        -         -         -        (113,901) (113,901)
              ---------------------------------------------------------------

Balance, March
 31, 2003      38,372,532 $ 19,731 $ 606,506 $ (33,750) $(1,323,087)$(730,600)
              ===============================================================

                        CUSTOM BRANDED NETWORKS, INC.
                       (An Exploration Stage Company)

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MARCH 31, 2003
                                 (Unaudited)
                           (Stated in U.S. Dollars)

1.  BASIS OF PRESENTATION

The unaudited consolidated financial statements as of March 31, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the June 30, 2002 audited consolidated financial statements and notes thereto.


2.  NATURE OF OPERATIONS AND GOING CONCERN

Custom Branded Networks, Inc. (the "Company") was previously engaged in the business of providing turnkey private label internet services to organizations throughout the domestic United States and Canada. During the period ended March 31, 2003, the Company became an exploration staged company engaged in the acquisition and exploration of mining claims. Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.



As shown in the accompanying financial statements, the Company has incurred a net loss of $1,323,087 for the period from April 12, 2002 (inception) to March 31, 2003, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral claims. Management has plans to seek additional capital through a private placement and public offering of its common stock.
The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                        CUSTOM BRANDED NETWORKS, INC.
                       (An Exploration Stage Company)

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MARCH 31, 2003
                                 (Unaudited)
                           (Stated in U.S. Dollars)

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

                        CUSTOM BRANDED NETWORKS, INC.
                       (An Exploration Stage Company)

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MARCH 31, 2003
                                 (Unaudited)
                           (Stated in U.S. Dollars)

3.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

e)  Mineral Claim Payments and Exploration Costs

The Company expenses all costs related to the acquisition, maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves. To date, the Company has not established the commercial feasibility of its exploration prospects, therefore, all costs are being expensed.

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

                        CUSTOM BRANDED NETWORKS, INC.
                       (An Exploration Stage Company)

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MARCH 31, 2003
                                 (Unaudited)
                           (Stated in U.S. Dollars)

3.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

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


4.  CAPITAL ASSETS


                                  MARCH 31                   JUNE 30
                                    2003                       2002
                        --------------------------------   -----------
                                ACCUMULATED    NET BOOK      NET BOOK
                         COST   DEPRECIATION    VALUE          VALUE
                        --------------------------------   -----------

  Computer equipment    $  1,808   $  1,658     $    150     $    603
  Office equipment         3,380      2,352        1,028        1,209
                        --------------------------------   -----------

                        $  5,188   $  4,010     $  1,178     $  1,812
                        ================================   ===========

                        CUSTOM BRANDED NETWORKS, INC.
                       (An Exploration Stage Company)

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MARCH 31, 2003
                                 (Unaudited)
                           (Stated in U.S. Dollars)

5.  CONVERTIBLE NOTE PAYABLE

On January 31, 2002, the Company executed $1,000,000 aggregate principal amount of convertible notes due not earlier than January 31, 2009. The Company has received $879,400 in advances through to March 31, 2003. The notes bear no interest until the maturity date, and interest at 5% per annum on any remaining principal balance after the maturity date. The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of the Company's common stock at a conversion price of $0.05 per share, and each converted share includes a warrant to purchase an additional common stock share at an exercise price of $0.05 per share. The warrants expire three years from the grant day.

Because the market interest rate on similar types of notes was approximately 14% per annum the day the notes were issued, the Company has recorded a discount of $520,962 related to the beneficial conversion feature. The discount will be amortized as interest expense over the life of the convertible notes, or sooner upon conversion. During the period, the Company recorded interest expense of $33,894.


6.  MINERAL PROPERTIES

On February 5, 2003, the Company entered into an agreement to acquire 100% interest in mineral properties located in outer
Mongolia.

In order to earn its interest, the Company is required to:

i)   make a cash payment of $50,000;
ii)  issue 5,000,000 common shares.

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

PLAN OF OPERATIONS

At March 31, 2003, the Company had cash of $1,214. To sustain the business operations of the Company, the Company must obtain additional capital. The Company's current plans are to borrow money as needed to sustain current operations. Since inception, the Company has executed $1,000,000 in the aggregate principal amount of convertible notes. The Company has received $879,400 in advances against the notes through March 31, 2003. The Company hopes to obtain additional advances against the notes in order to sustain the business operations of the Company. However, the holder of the notes is not obligated to fund the notes further and may not be willing to do so, in which event the Company will need to obtain funding from some other source. During the three month period ended March 31, 2003, we incurred expenses of $79,297.00.

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

Of the $79,297.00 in expenses incurred during the three month period ended March 31, 2003, $50,000.00 was a payment toward the acquisition of six mineral properties in Mongolia. The decision by management to acquire these properties is a departure from the pursuit of continued development of the business plan of the Company to provide certain Internet solutions to businesses and private organizations. It is the intention of management to pursue avenues that will allow the Company to begin to investigate the potential for developing the mineral properties. As these possibilities develop, it is likely that the Company will abandon its Internet solutions business plan and focus on the acquisition and development of mineral interests during the next 12 months and beyond.

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

Item 2. Changes in Securities

We did not complete any sales of our securities during the fiscal quarter ended March 31, 2003.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to our security holders for a vote during the fiscal quarter ended March 31, 2003.

Item 5. Other Information

On May 9, 2003, the Company acquired six mineral titles within the
Turquoise Hill area of the South Gobi Region of Mongolia.   The
Company paid US$50,000 toward the acquisition of the mineral titles and is required to deliver to the vendor 5,000,000 shares of common stock of the Company to complete the transaction. The Company is waiting for the vendor to make necessary legal arrangements to be able to transfer title to the properties before issuing the common shares.

Management is pleased with the acquisitions due to their close proximity to mineral rich deposits that have been recently discovered within the South Gobi Region. Preliminary reports have indicated that the Ivanhoe Mines Ltd. Turquoise Hill (Oyu Tolgoi) deposit within the Turquoise Hill area is one of the largest copper and gold porphyry deposits in the world. With Ivanhoe's proposed construction of an 80 km railway link from China to Turquoise Hill and with at least 7 km of the railway link running through or close to one of the mineral titles we have acquired, management is optimistic about this project. Proximity of our mineral titles to the Ivanhoe deposit does not assure our mineral titles will possess the same mineral qualities as the Ivanhoe deposit.

It is the intention of management to commence geological and geophysical testing immediately upon receipt of legal title to the mineral properties, with primary focus on pursuing and identifying any mineral occurrences within the project areas.

Item 6. Exhibits and Reports on Form 8-K.

EXHIBITS

None

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended March 31, 2003.

                                  SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CUSTOM BRANDED NETWORKS, INC.

Date:  May 13, 2003

By:  /s/ Paul G. Carter
     ----------------------------------
     Paul G. Carter
     Principal Executive Officer
     Principal Financial Officer
     Chief Accounting Officer

              CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Paul G. Carter, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of Custom Branded Networks, Inc. for the quarterly period ending March 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Custom Branded Networks, Inc.

Date:  May 13, 2003

By:  /s/ Paul G. Carter
     ---------------------------------
     Paul G. Carter
     Principal Executive Officer
     Principal Financial Officer

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, PAUL G. CARTER, Principal Executive Officer and Principal
Financial Officer of Custom Branded Networks, Inc. (the
"Registrant"), certify that;

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


Date:  May 13, 2003

By:   /s/ Paul G. Carter
     ---------------------------------
     Paul G. Carter
     Principal Executive Officer
     Principal Financial Officer