Form 10KSB
period 2003-06-30
CUSTOM BRANDED NETWORKS INC
filed 2003-09-29
CIK 1084554

1
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For  the  fiscal  year  ended  June  30,  2003
                                       ---------------

[  ]    TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
        SECURITIES  EXCHANGE  ACT  OF  1934
        For  the  transition  period  from  _________  to  ____________

        Commission  File  No.  0-28535
                               -------

                          CUSTOM BRANDED NETWORKS, INC.
                          -----------------------------
             (Exact name of Registrant as specified in its charter)


     NEVADA                                               91-1975651
----------------                                          ----------
(State  or  other  jurisdiction  of                    (I.R.S.  Employer
incorporation  or  organization)                    Identification  Number)

821  E.  29TH
NORTH  VANCOUVER,  B.C.                                    V7K  1B6
-----------------------                                    --------
(Address  of  principal executive offices)                 (Zip Code)

Registrant's  telephone  number,  including  area  code:     (604)  904-6949
                                                             ---------------

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:  none

Securities  registered  pursuant  to  Section  12  (g)  of  the  Act:
50,000,000  common  shares  par  value  $0.001  per  share

Check  whether  the  issuer  (l)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ]Yes
[ ]  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues  for  the  fiscal  year  ending  June  30,  2003  were  $  0.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of September 29, 2003 is $ 495,338.

The number of shares of the issuer's Common Stock outstanding as of June 30, 2003 is 38,372,532.

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

Business  Operations

The Company has been in the business of providing turnkey private label Internet solutions to businesses and private organizations that desire to affiliate with a customer base via the Internet. In this way, Custom Branded has sought to create for itself a recurring revenue stream through the sale of subscription-based services. Custom Branded has also attempted to sell individual components of its services to established Internet Service Providers ("ISP's") at pricing that would be profitable for both parties, including wholesale dialup port access and back-office services for ISP's.

However, even though the business plan of the Company has called for the Company to provide turnkey private label Internet solutions to businesses and private organizations that desire to affiliate with a customer base via the Internet, our business has not developed as rapidly as we had originally anticipated. To date, we have signed up one customer and the deployment of the Internet services for this customer has not occurred as of yet. It is uncertain at the present time whether we will be able to develop this business plan to commercial viability.

Mr. John Platt, our former CEO, left the employ of the Company in December, 2002. Since that time, we have not had an officer, director or employee experienced in the private label Internet business. Since that time we have not been able to pursue our business plan and will not be able to unless the Company acquires new personnel with expertise in this area.

New  Developments

On May 9, 2003, the Company acquired the rights to six mineral titles within the Turquoise Hill area of the South Gobi Region of Mongolia. The Company paid $50,000 toward the acquisition of the mineral titles and issued 5,000,000 shares of common stock of the Company to complete the transaction. The shares will be delivered at such time as legal title to the mineral titles is delivered. Therefore, the Company is waiting for the vendor to make necessary legal arrangements to be able to transfer title to the properties before delivering the common shares.

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

Competition

The e-commerce industry is intensely competitive. Many persons and entities are looking to the Internet for business opportunity, including many ISP's. CBN had hoped to compete successfully in this market through its business structure of being able to service the small as well as the large Internet provider.

Employees

At the present time, Mr. Paul G. Carter is the sole officer, director and employee of the Company.

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

With respect to our possible mining operations in Mongolia, the Company will be subject to the mining laws and regulations of Mongolia as well as business laws of Mongolia generally. Because Mongolia is just beginning to develop many of its natural resources in a more free economy, it is uncertain how these business regulations will effect potential mining operations of the Company. It is likely that potential future dealings with this foreign government could prove to be very challenging.

Research  and  Development  Expenditures

During the fiscal year ended June 30, 2003, we did not incur any research or development expenditures.

Subsidiaries

Custom Branded Networks, Inc., a Delaware corporation, through which we have conducted our Internet business is a wholly owned subsidiary. Aquistar Ventures Inc., a corporation formed under the laws of the province of British Columbia, Canada, is a wholly owned subsidiary which from a business standpoint is dormant at the present time.

Patents  and  Trademarks

We do not own, either legally or beneficially, any patent or trademark. There is little or no necessity to have patented technology in order to conduct our business over the Internet. This increases the ease with which potential competition can enter this industry.

ITEM  2.  DESCRIPTION  OF  PROPERTY

Property located at 821 E. 29th, North Vancouver, British Columbia, Canada is made available to the Company by our president as an accommodation to the Company for its current minimal operations. The Company does not have an interest in any real property.

ITEM  3.  LEGAL  PROCEEDINGS

CBN  is  not  a  party  to  any  legal  proceedings.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

There were no matters submitted to a vote of the share holders during the fiscal year ended June 30, 2003.

                                     PART II

ITEM  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

MARKET  INFORMATION

The common shares of the Company are listed on the OTC Bulletin Board under the symbol CBNK. Following is the high and low sales prices for each quarter beginning with the third calendar quarter of 2001 through June 30, 2003. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.



Quarter         High    Low
--------------  -----  -----

Jul - Sep 2001   0.60   0.07
Oct - Dec 2001   0.19   0.03
Jan - Mar 2002   0.09   0.03
Apr - Jun 2002   0.09   0.03
Jul - Sep 2002   0.04   0.005
Oct - Dec 2002   0.031  0.01
Jan - Mar 2003   0.09   0.009
Apr - Jun 2003   0.09   0.025

On the date of this filing, being September 29, 2003, the best bid price of our common shares is $0.017 and the best ask price is $0.030.

At  June  30,  2003  there  were approximately 60 record holders of CBN's Common
Stock.

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

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

PLAN  OF  OPERATIONS:
---------------------

At June 30, 2003, the Company had cash of $894. To sustain the business operations of the Company, the Company must obtain additional capital. The Company's current plans are to borrow money as needed to sustain current operations. Since inception, the Company has executed $1,000,000 in the aggregate principal amount of convertible notes. The Company has received $882,719 in advances against the notes through June 30, 2003. The Company hopes to obtain additional advances against the notes in order to sustain the business operations of the Company. However, the holder of the notes is not obligated to fund the notes further and may not be willing to do so, in which event the Company will need to obtain funding from some other source.

During the fiscal year ended June 30, 2003, we incurred expenses of $142,233.00. Of the $142,233.00 in expenses incurred, $50,000.00 was a payment toward the acquisition of six mineral properties in Mongolia. The decision by management to acquire these properties is a departure from the pursuit of continued development of the business plan of the Company to provide certain Internet solutions to businesses and private organizations. It is the intention of management to pursue avenues that will allow the Company to begin to investigate the potential for developing the mineral properties. As these possibilities develop, it is likely that the Company will abandon its Internet solutions business plan and focus on the acquisition and development of mineral interests during the next 12 months and beyond.

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

ITEM  7.  FINANCIAL  STATEMENTS


                        INDEX TO THE FINANCIAL STATEMENTS
                      AS OF JUNE 30, 2003 AND 2002 AND FOR
           FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED JUNE 30, 2003



Report  of  Independent  Auditors                                       F-1

Balance  Sheets,  June  30,  2003  and  2002                            F-2

Consolidated  Statements  of  Operations  and  Deficit                  F-3

Consolidated  Statement  of  Cash  Flows                               F-4

Consolidated  Statements  of  Shareholders'  Deficiency                F-5

Notes  to  the  Financial  Statements                                  F-7

                          CUSTOM BRANDED NETWORKS, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                        CONSOLIDATED FINANCIAL STATEMENTS


                             JUNE 30, 2003 AND 2002
                            (STATED IN U.S. DOLLARS)

                                                      MORGAN
                                                      & COMPANY
                                                      Chartered Accountants



                          INDEPENDENT AUDITORS' REPORT


To  the  Shareholders  of
Custom  Branded  Networks,  Inc.
(A  development  stage  company)


We have audited the consolidated balance sheets of Custom Branded Networks, Inc. (a development stage company) as at June 30, 2003 and 2002, and the consolidated statements of operations and deficit accumulated during the development stage, cash flows and stockholders' equity for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at June 30, 2003 and 2002, and the results of its operations, cash flows, and changes in stockholders' equity for the years then ended in accordance with United States generally accepted accounting principles.

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




Vancouver,  B.C.
                                                     "MORGAN  &  COMPANY"

September  16,  2003                                Chartered  Accountants


Tel: (604)687-5841           Member of           P.O. Box 10007 Pacific Centre
Fax: (604)687-0075             ACPA         Suite 1488-700 West Georgia Street
www.morgan-cas.com         International              Vancouver, B.C.  V7Y 1A1

                          CUSTOM BRANDED NETWORKS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS
                            (STATED IN U.S. DOLLARS)



-----------------------------------------------------------------------------------------------------------
                                                                               JUNE  30

                                                                          2003          2002
                                                                      ------------  ------------

ASSETS

CURRENT
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       894   $       902

CAPITAL ASSETS (Note 3). . . . . . . . . . . . . . . . . . . . . . .          967         1,812
                                                                      -------------------------
                                                                      $     1,861   $     2,714
===============================================================================================
LIABILITIES

CURRENT
Accounts payable and accrued liabilities . . . . . . . . . . . . . .  $   316,398   $   307,860

CONVERTIBLE NOTE PAYABLE, net of discount (Note 4) . . . . . . . . .      388,029       322,803
                                                                      -------------------------
                                                                          704,427       630,663
                                                                      -------------------------
STOCKHOLDERS' DEFICIENCY

SHARE CAPITAL
 Authorized:
  50,000,000 common shares with a par value of $0.001 per share at June 30, 2003 and 2002

 Issued and outstanding:
  38,372,532 common shares at June 30, 2003 and
  33,872,532 common shares at June 30, 2002. . . . . . . . . . . . .       19,731        15,231

 Additional paid-in capital . . . . . . . . . . . . . . .  . . . . .      651,622       566,006

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE . . . . . . . . . .   (1,351,419)   (1,209,186)

OTHER. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (22,500)            -
                                                                      -------------------------
                                                                         (702,566)     (627,949)
                                                                      -------------------------
                                                                      $     1,861   $     2,714
===============================================================================================

                          CUSTOM BRANDED NETWORKS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                            (STATED IN U.S. DOLLARS)



---------------------------------------------------------------------------------------
                                                                            INCEPTION
                                                                             JUNE 28
                                                        YEARS ENDED          1999 TO
                                                          JUNE 30            JUNE 30
                                                   2003          2002          2003
--------------------------------------------------------------------------------



REVENUE . . . . . . . . . . . . . . . . . . .  $         -   $     3,980   $   184,162
                                               ---------------------------------------
EXPENSES
Administrative expenses . . . . . . . . . . .       47,041       293,822     1,391,748
Interest expense. . . . . . . . . . . . . . .       45,192        36,196        81,388
Mineral property payment. . . . . . . . . . .       50,000             -        50,000
Write down of capital assets. . . . . . . . .            -             -        12,445
                                               ---------------------------------------
                                                   142,233       330,018     1,535,581
                                               ---------------------------------------

NET LOSS FOR THE YEAR . . . . . . . . . . . .     (142,233)     (326,038)  $(1,351,419)
                                                                           ===========


ACCUMULATED DEFICIT, BEGINNING OF YEAR. . . .   (1,209,186)     (883,148)
                                                -------------------------

ACCUMULATED DEFICIT, END OF YEAR. . . . . . .  $(1,351,419)  $(1,209,186)
=========================================================================

LOSS PER SHARE, BASIC AND DILUTED . . . . . .  $     (0.01)  $     (0.01)
=========================================================================


WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING   36,030,066    33,745,135
=========================================================================

                          CUSTOM BRANDED NETWORKS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (STATED IN U.S. DOLLARS)




                                                                                                INCEPTION
                                                                                                 JUNE 28
                                                                            YEARS ENDED          1999 TO
                                                                              JUNE 30            JUNE 30
                                                                          2003         2002        2003
-----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the year. . . . . . . . . . . . . . . . . . . . . . . . . . .  $(142,233)  $(326,038)  $(1,283,077)

ADJUSTMENTS TO RECONCILE LOSS TO NET CASH USED BY OPERATING ACTIVITIES
Shares issued for other than cash. . . . . . . . . . . . . . . . . . .     22,500           -        22,500
Amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        845         602         2,050
Amortization of interest . . . . . . . . . . . . . . . . . . . . . . .     45,192      36,196        81,388
Write down of capital assets . . . . . . . . . . . . . . . . . . . . .          -           -        12,445
Change in prepaid expenses and advances. . . . . . . . . . . . . . . .          -      28,384      (28,546)

Change in accounts payable and accrued liabilities . . . . . . . . . .      8,538     147,672       316,398
                                                                         ----------------------------------
                                                                          (65,158)   (113,184)    (876,842)
                                                                         ----------------------------------
CASH FLOWS FROM INVESTING ACTIVITY
Purchase of capital assets . . . . . . . . . . . . . . . . . . . . . .          -           -       (1,808)
                                                                         ----------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable to shareholder. . . . . . . . . . . . . . .          -           -        16,097
Loan receivable from shareholder . . . . . . . . . . . . . . . . . . .          -      25,000      (39,000)
Issue of common shares . . . . . . . . . . . . . . . . . . . . . . . .          -           -        18,950
Convertible note payable . . . . . . . . . . . . . . . . . . . . . . .     65,150      82,856       882,719
Cash acquired on acquisition of subsidiary . . . . . . . . . . . . . .          -           -           778
                                                                         ----------------------------------
                                                                           65,150     107,856       879,544
                                                                         ----------------------------------
(DECREASE) INCREASE IN CASH. . . . . . . . . . . . . . . . . . . . . .         (8)     (5,328)          894

CASH, BEGINNING OF YEAR. . . . . . . . . . . . . . . . . . . . . . . .        902       6,230             -
                                                                         ----------------------------------
CASH, END OF YEAR. . . . . . . . . . . . . . . . . . . . . . . . . . .  $     894   $     902   $       894
===========================================================================================================

SUPPLEMENTAL  DISCLOSURE  OF  NON-CASH  FINANCING  AND  INVESTING  ACTIVITIES:

During the year ended June 30, 2003, the Company issued 4,500,000 common shares for consulting services at a fair value of $45,000.

                          CUSTOM BRANDED NETWORKS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

               CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY

                                  JUNE 30, 2003
                            (STATED IN U.S. DOLLARS)


                                                                      Deficit
                                                                    Accumulated
                           Common  Stock       Additional            During The
                      ---------------------     Paid-In              Development
                          Shares    Amount      Capital     Other       Stage         Total
                      ---------------------------------------------------------------------
Issuance of shares
  to founders              3,465   $     3   $   18,947   $    -    $    -        $  18,950

Net loss for the Period      -         -            -          -      (159,909)    (159,909)
                      ---------------------------------------------------------------------
Balance, June 30, 2000     3,465         3       18,947        -      (159,909)    (140,959)

Repurchase of common
  stock by
  consideration of
  forgiveness of loan
  payable to
  shareholder             (1,445)        -       16,097        -          -          16,097
                      ---------------------------------------------------------------------
                           2,020         3       35,044        -      (159,909)    (124,862)

Adjustment to number
  of shares issued
  and outstanding as
  a result of the
  reverse take-over
  transaction
   Custom Branded
    Networks, Inc.        (2,020)        -            -        -          -            -

   Aquistar Ventures
     (USA) Inc.       15,463,008         -            -        -          -            -
                      ---------------------------------------------------------------------
                      15,463,008         3       35,044        -      (159,909)    (124,862)

Shares allotted in
  connection with
  the acquisition
  of Custom Branded
  Networks, Inc.      25,000,000    15,228          -          -           -         15,228

Less: Allotted and
  not yet issued      (8,090,476)        -          -          -           -            -

Common stock
 conversion rights         -             -     421,214         -           -        421,214

Net loss for the
  Year                     -             -        -            -      (723,239)    (723,239)
                      ---------------------------------------------------------------------
Balance, June 30,
  2001                32,372,532    15,231     456,258         -      (883,148)    (411,659)

Additional shares
 issued in connection
 with the acquisition
 of Custom Branded
 Networks, Inc.        1,500,000         -         -           -           -           -
Common stock
 Conversion rights         -             -     109,748         -           -        109,748
Net loss for the year      -             -         -           -      (326,038)    (326,038)
                      ---------------------------------------------------------------------
Balance, June 30,
 2002                 33,872,532    15,231     566,006         -    (1,209,186)    (627,949)


                          CUSTOM BRANDED NETWORKS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

           CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY (Continued)

                                  JUNE 30, 2003
                            (STATED IN U.S. DOLLARS)


                                                                      Deficit
                                                                    Accumulated
                           Common  Stock       Additional            During The
                      ---------------------     Paid-In              Development
                          Shares    Amount      Capital     Other       Stage         Total
                      ---------------------------------------------------------------------

Balance, June 30,
2002                 33,872,532    15,231     566,006         -    (1,209,186)    (627,949)

Issue of common
 Stock for deferred
 Compensation
 Expense              4,500,000     4,500      40,500     (45,000)      -             -
Amortization of
 deferred
 compensation             -            -          -        22,500       -           22,500
Common stock
 conversion rights        -            -       45,116         -         -           45,116
Net loss for the year     -            -          -           -     (142,233)     (142,233)
                      --------------------------------------------------------------------
Balance, June 30,
 2003                38,372,532  $ 19,731   $ 651,622   $(22,500)$(1,351,419)    $(702,566)

                          CUSTOM BRANDED NETWORKS, INC.
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2003 AND 2002
                            (STATED IN U.S. DOLLARS)



1.     NATURE  OF  OPERATIONS  AND  GOING  CONCERN

Custom Branded Networks, Inc. (the "Company") was previously engaged in the business of providing turnkey private label internet services to organizations throughout the domestic United States and Canada. During the year ended June
30, 2003, the Company became an exploration staged company engaged in the acquisition and exploration of mining claims. Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage.

Going  Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $1,351,419 for the period from April 12, 2002 (inception) to June 30, 2003, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral claims. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


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

                          CUSTOM BRANDED NETWORKS, INC.
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2003 AND 2002
                            (STATED IN U.S. DOLLARS)



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

                          CUSTOM BRANDED NETWORKS, INC.
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2003 AND 2002
                            (STATED IN U.S. DOLLARS)



2.     SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

g)     Stock  Based  Compensation

The Company measures compensation cost for stock based compensation using the intrinsic value method of accounting as prescribed by A.P.B. Opinion No. 25 - "Accounting for Stock Issued to Employees". The Company has adopted those provisions of Statement of Financial Accounting Standards No. 123 - "Accounting for Stock Based Compensation", which require disclosure of the pro-forma effect on net earnings and earnings per share as if compensation cost had been recognized based upon the estimated fair value at the date of grant for options awarded.

h)     Loss  Per  Share

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

i)     Impairment  of  Long-Lived Assets and Long-Lived Assets to be Disposed of

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

j)     New  Accounting  Pronouncements

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

                          CUSTOM BRANDED NETWORKS, INC.
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2003 AND 2002
                            (STATED IN U.S. DOLLARS)



2.     SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

j)     New  Accounting  Pronouncements  (Continued)

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


3.     CAPITAL  ASSETS

2003        2002
                        --------------------------------------   --------
                                    ACCUMULATED     NET BOOK     NET BOOK
                        COST       DEPRECIATION       VALUE        VALUE
                        -------------------------------------------------

Computer equipment      $1,808     $   1,808        $    -       $  603
Office equipment .       3,380         2,413           967        1,209
                        --------------------------------------   --------

                        $5,188     $   4,221        $  967       $1,812



4.     CONVERTIBLE  NOTE  PAYABLE

On January 31, 2002, the Company executed $1,000,000 aggregate principal amount of convertible notes due not earlier than January 31, 2009. The Company has received $882,719 in advances through to June 30, 2003. The notes bear no interest until the maturity date, and interest at 5% per annum on any remaining principal balance after the maturity date. The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of the Company's common stock at a conversion price of $0.05 per share, and each converted share includes a warrant to purchase an additional common stock share at an exercise price of $0.05 per share. The warrants expire three years from the grant day.

                          CUSTOM BRANDED NETWORKS, INC.
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2003 AND 2002
                            (STATED IN U.S. DOLLARS)



4.     CONVERTIBLE  NOTE  PAYABLE  (Continued)

Because the market interest rate on similar types of notes was approximately 14% per annum the day the notes were issued, the Company has recorded a discount of $576,078 related to the beneficial conversion feature. The discount will be amortized as interest expense over the life of the convertible notes, or sooner upon conversion. During the year, the Company recorded interest expense of $45,192.


5.     MINERAL  PROPERTIES

On February 5, 2003, the Company entered into an agreement to acquire 100% interest in mineral properties located in outer Mongolia by making a cash payment of $50,000 (paid) and issuing 5,000,000 common shares.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our accountants on accounting or financial disclosures.


                                    PART III

ITEM  9.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

The following table sets forth the names, ages, and positions with CBN for each of the directors and officers of CBN.

Name                    Age          Position  (1)               Since
----                    ---          ----------------            -----
Paul  G.  Carter         41          President,  Secretary,      2002
                                     Treasurer,  Director

(1) All executive officers are elected by the Board and hold office until the next Annual Meeting of shareholders and until their successors are elected and agree to serve.

Mr. Carter is employed by Tempco Oil and Gas Drilling Contractors. From May 2000 through February 2001 he was production manager for Dealer Equipment Ltd. From 1998 through 2000, Mr. Carter was special projects manager for Streamside Management Ltd. From 1994 through 1998, he was project manager for the Tajikistan Development Project that reactivated an open pit mine in Northern Tajikistan.

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

                                Number      Transactions   Known  Failures
                                Of  late    Not Timely      To  File  a
Name  and  principal  position  Reports      Reported      Required Form
------------------------------  ---------   ------------   ----------------
John  Platt,  Former  Chairman      0            0                 1
Paul  G.  Carter,  President        0            0                 1
                                      8

ITEM  10.  EXECUTIVE  COMPENSATION

The following table sets forth certain information as to our officers and directors.


                        Annual Compensation Table

                 Annual Compensation               Long Term Compensation
                 -------------------               ----------------------

                                          Other                            All
                                          Annual                          Other
                                          Com-                             Com-
                                          pen-   Restricted                pen-
                     Fiscal               sa-    Stock  Options/   LTIP    sa-
Name      Title      Year  Salary   Bonus tion   Awarded SARs (#)payouts($)tion
----      -------    ----  -------  ----- ------ ------- ------- --------- ----
John     Former
Platt    CEO and     2000-
         Director    2001  $20,000    0      0      0       0        0       0

                     2001-
                     2002      0      0      0      0       0        0       0

Paul G.
Carter    CEO
          and       2002-
          Director  2003       0      0       0      0      0         0      0


ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table provides the beneficial ownership of our common stock by each person known by us to beneficially own more than 5% of our common stock outstanding as of June 30, 2002 and by the officers and directors of CBN as a group. Except as otherwise indicated, all shares are owned directly.


                                             Common                Percent of
Name  and  Address                           Shares                   Class

Paul  G.  Carter                                0                       0%
821  E.  29th
North  Vancouver,  B.C.  V7K  1B6

Power  Products  Australia  Pty  Ltd.      7,235,026                  19.0%
200-220  Toogood  Road
Bayview  Heights,  Caims  4870
Queensland,  Australia

All  Executive  officers  and
    Directors  as  a  Group  (one)              0                       0%


ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

The law firm of Catanese and Wells has provided legal services to the Company for which it has been compensated by the Company in cash and stock valued at a total of approximately $125,000. At the time the work was done, Mr. T. Randolph Catanese, a principal in the law firm was also a director of the Company.

Effective January 31, 2002, the Company, restructured its debt with OTC Investments, Ltd. ("OTC Investments") at 1710-1177 West Hastings Street, Vancouver, B.C. V6E 2L3. The restructuring was necessary to obtain additional financing from OTC Investments to stabilize the current financial position of the Company. The Company issued two convertible promissory notes (the "Notes") to OTC Investments. Each of the Notes is in the face amount of $500,000. One of the Notes, however, is structured as a line of credit against which approximately $382,719 has been drawn at the present time. The Notes replaced a convertible note then held by OTC Investments in the face amount of $750,000. The Notes also documented additional financing that OTC Investments had extended to the Company over the $750,000 amount. The restructuring allows OTC Investments to extend additional financing to the Company at OTC Investment's discretion until a total of $1,000,000, or the full face amount of both of Notes is reached. At OTC Investment's option, the Notes, or any portion thereof, are convertible into common shares of the Company at the rate of $0.05 of the principal balance of the Notes per common share. The conversion rate of $0.05 is not altered by any reverse split of the common shares or any recapitalization or other roll back of the equity capital of the Company. At June 30, 2003, the total advances received on the Notes totaled in the aggregate $882,719.

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

ITEM  14.  CONTROLS  AND  PROCEDURES.

As required by Rule 13a-14 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Paul G. Carter. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us which is required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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


CUSTOM  BRANDED  NETWORKS,  INC.


By:  /s/ Paul G. Carter
     ----------------------------------------------
     Paul  G.  Carter,  Chief  Executive  Officer
     Director
     Date:     September  29,  2003


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:  /s/ Paul G. Carter
     ----------------------------------------------
     Paul  G.  Carter,  President,
     Secretary  and  Treasurer  and  Sole  Director
     (Principal  Executive  Officer)
     (Principal  Financial  Officer)
     (Principal  Accounting  Officer)
     (Director)
     Date:     September  29,  2003

             CERTIFICATION PURSUANT TO RULE 13a-14 OR 15d-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Paul G. Carter, the chief executive officer and chief financial officer of Custom Branded Networks, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of Custom Branded Networks, Inc. (the Registrant);
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14) for the registrant and have:
    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;
    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
    c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;
5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  September  29,  2003

/s/ Paul G. Carter
-------------------------------------
Paul  G.  Carter
Chief  Executive  Officer
Chief  Financial  Officer