Form 10QSB
period 2003-09-30
CUSTOM BRANDED NETWORKS INC
filed 2003-11-14
CIK 1084554

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  quarterly  period  ended  SEPTEMBER  30,  2003

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  transition  period        to
                                    --------


          Commission  File  Number          000-28535
                                            ---------

                          CUSTOM BRANDED NETWORKS, INC.
          ----------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)

NEVADA                                                     91-1975651
-------------------------------                     ----------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

821  E.  29TH
NORTH  VANCOUVER,  B.  C.                                   V7K  1B6
-------------------------------------------                -----------
(Address  of  principal  executive  offices)               (Zip  Code)

Issuer's  telephone  number,  including  area  code:          604-904-6946
                                                            ----------------

                         Not  Applicable
                         ---------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days  [X]  Yes    [  ]  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 38,372,532 SHARES OF $.001 PAR VALUE COMMON STOCK OUTSTANDING AS OF NOVEMBER 13, 2003.

                         PART 1 - FINANCIAL INFORMATION

ITEM  1.          FINANCIAL  STATEMENTS

The accompanying un-audited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended September 30, 2003 are not necessarily indicative of the results that can be expected for the year ending June 30, 2004.

                          CUSTOM BRANDED NETWORKS, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                        CONSOLIDATED FINANCIAL STATEMENTS


                               SEPTEMBER 30, 2003
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)

                          CUSTOM BRANDED NETWORKS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)


--------------------------------------------------------------------
                                           SEPTEMBER 30     JUNE 30
2003 2003
--------------------------------------------------------------------


ASSETS

CURRENT
Cash                                    $       894   $       894

CAPITAL ASSETS (Note 4)                         919           967
                                        --------------------------
                                        $     1,813   $     1,861
==================================================================



LIABILITIES

CURRENT
Accounts payable and
 accrued liabilities                    $   318,332   $   316,398

CONVERTIBLE NOTE PAYABLE,
 Net of discount (Note 5)                   402,037       388,029
                                        --------------------------
                                            720,369       704,427
                                        --------------------------

STOCKHOLDERS' DEFICIENCY

SHARE CAPITAL
Authorized:
50,000,000 common shares
 with a par value of $0.001 per
 share at September 30, 2003
 and June 30, 2003

Issued and outstanding:
38,372,532 common shares at
 September 30, 2003 and
 June 30, 2003                               19,731        19,731

Additional paid-in capital                  651,622       651,622

DEFICIT ACCUMULATED DURING
 THE DEVELOPMENT STAGE                   (1,378,659)   (1,351,419)

OTHER                                       (11,250)      (22,500)
                                        --------------------------

                                           (718,556)     (702,566)
                                        --------------------------

                                        $     1,813   $     1,861
==================================================================


                          CUSTOM BRANDED NETWORKS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



----------------------------------------------------------------------------------
                                                                      INCEPTION
                                                                       JUNE 28
                                          THREE MONTHS ENDED            1999 TO
                                             SEPTEMBER 30             SEPTEMBER 30
                                        2003               2002           2003
 ---------------------------------------------------------------------------------


REVENUE                             $         -         $         -   $   184,162

EXPENSES
Administrative expenses                  13,659                 358     1,405,407
Interest expense                         13,581              11,298        94,969
Mineral property payment                      -                   -        50,000
Write down of capital assets                  -                   -        12,445
                                    ----------------------------------------------
                                         27,240              11,656     1,562,821
                                    ----------------------------------------------

NET LOSS FOR THE PERIOD                 (27,240)            (11,656)  $(1,378,659)
                                                                      ============
ACCUMULATED DEFICIT,
 BEGINNING OF PERIOD                 (1,351,419)         (1,209,186)
                                    --------------------------------
ACCUMULATED DEFICIT,
 END OF PERIOD                      $(1,378,659)        $(1,220,842)
====================================================================

LOSS PER SHARE,
 Basic and diluted                  $     (0.01)        $     (0.01)
====================================================================

WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING                         38,372,532          33,872,532
====================================================================

                          CUSTOM BRANDED NETWORKS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



----------------------------------------------------------------------------------
                                                                   INCEPTION
                                                                    JUNE 28
                                          THREE MONTHS ENDED        1999 TO
                                             SEPTEMBER 30          SEPTEMBER 30
                                        2003            2002          2003
 ---------------------------------------------------------------------------------

CASH FLOWS FROM
 OPERATING ACTIVITIES
Loss for the period                 $(27,240)        $(11,656)  $(1,310,317)

ADJUSTMENTS TO RECONCILE
 LOSS TO NET CASH USED
 BY OPERATING ACTIVITIES
Shares issued for other
 than cash                            11,250                -        33,750
Amortization                              48              212         2,098
Amortization of interest              13,581           11,298        94,969
Write down of capital assets               -                -        12,445
Change in prepaid expenses
 and advances                              -                -       (28,546)
Change in accounts payable
 and accrued liabilities               1,934             (276)      318,332
                                    ----------------------------------------
                                        (427)            (422)     (877,269)
                                    ----------------------------------------
CASH FLOWS FROM INVESTING
 ACTIVITY
Purchase of capital assets                 -                -        (1,808)
                                    ----------------------------------------
CASH FLOWS FROM FINANCING
 ACTIVITIES
Proceeds from loan payable
 to shareholder                            -                -        16,097
Loan receivable from
 shareholder                               -                -       (39,000)
Issue of common shares                     -                -        18,950
Convertible note payable                 427              422       883,146
Cash acquired on acquisition
 of subsidiary                             -                -           778
                                    ----------------------------------------
                                         427              422       879,971
                                    ----------------------------------------

(DECREASE) INCREASE IN CASH                -                -           894

CASH, BEGINNING OF PERIOD                894              902             -
                                    ----------------------------------------
CASH, END OF PERIOD                 $    894         $    902   $       894
============================================================================

                          CUSTOM BRANDED NETWORKS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

               CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY

                               SEPTEMBER 30, 2003
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)




                                                                                   DEFICIT
                                                                                 ACCUMULATED
                                                        ADDITIONAL               DURING THE
                                   COMMON STOCK          PAID-IN                 DEVELOPMENT
                                SHARES      AMOUNT       CAPITAL       OTHER        STAGE        TOTAL
                             ---------------------------------------------------------------------------
Issuance of shares to
 founders                         3,465   $        3   $   18,947   $        -   $         -  $   18,950
Net loss for the period . .           -            -            -            -      (159,909)   (159,909)
                             ----------------------------------------------------------------------------

Balance, June 30, 2000. . .       3,465            3       18,947            -      (159,909)   (140,959)

Repurchase of common
 stock by consideration of
 forgiveness of loan
 payable to shareholder . .      (1,445)           -       16,097            -             -      16,097
                             ----------------------------------------------------------------------------
                                  2,020            3       35,044            -      (159,909)   (124,862)

Adjustment to number of
 shares issued and
 outstanding as a result
 of the reverse take-over
 transaction
Custom Branded
  Networks, Inc.. . . . . .      (2,020)           -            -             -            -           -
Aquistar Ventures
 (USA) Inc. . . . . . . . .  15,463,008            -            -             -            -           -
                             ----------------------------------------------------------------------------
                             15,463,008            3       35,044             -     (159,909)   (124,862)

Shares allotted in
 connection with the
 acquisition of Custom
 Branded Networks, Inc. . .  25,000,000       15,228            -             -            -      15,228
Less: Allotted and not yet
 issued . . . . . . . . . .  (8,090,476)           -            -             -            -           -
Common stock conversion
 rights . . . . . . . . . .           -            -      421,214             -            -     421,214
Net loss for the year . . .           -            -            -             -     (723,239)   (723,239)
                             ----------------------------------------------------------------------------

Balance, June 30, 2001. . .  32,372,532       15,231      456,258             -     (883,148)   (411,659)

Additional shares issued in
 connection with the
 acquisition of Custom
 Branded Networks, Inc. . .   1,500,000            -            -             -            -           -
Common stock conversion
 rights . . . . . . . . . .           -            -      109,748             -            -     109,748
Net loss for the year . . .           -            -            -             -     (326,038)   (326,038)
                             ----------------------------------------------------------------------------

Balance, June 30, 2002. . .  33,872,532       15,231      566,006             -   (1,209,186)   (627,949)

                          CUSTOM BRANDED NETWORKS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

         CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY (CONTINUED)

                               SEPTEMBER 30, 2003
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)





                                                                                   DEFICIT
                                                                                 ACCUMULATED
                                                        ADDITIONAL               DURING THE
                                   COMMON STOCK          PAID-IN                 DEVELOPMENT
                                SHARES      AMOUNT       CAPITAL       OTHER        STAGE        TOTAL
                             ---------------------------------------------------------------------------
Balance, June 30, 2002. .    33,872,532   $   15,231   $  566,006   $        -   $(1,209,186) $ (627,949)

Issue of common stock for
 deferred compensation
 expense. . . . . . . . .     4,500,000        4,500       40,500      (45,000)            -           -
Amortization of deferred
 compensation . . . . . .             -            -            -       22,500             -      22,500
Common stock
 conversion rights. . . .             -            -       45,116            -             -      45,116
Net loss for the year . .             -            -            -            -      (142,233)   (142,233)
                             ----------------------------------------------------------------------------

Balance, June 30, 2003. .    38,372,532       19,731      651,622      (22,500)   (1,351,419)   (702,566)

Amortization of deferred
 compensation . . . . . .             -            -            -       11,250             -      11,250
Net loss for the period .             -            -            -            -       (27,240)    (27,240)
                             ----------------------------------------------------------------------------

Balance, September 30,
 2003 . . . . . . . . . .    38,372,532   $   19,731   $  651,622   $(  11,250)  $(1,378,659) $ (718,556)

                          CUSTOM BRANDED NETWORKS, INC.
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



1.     BASIS  OF  PRESENTATION

The unaudited consolidated financial statements as of September 30, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the June 30, 2003 audited consolidated financial statements and notes thereto.


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

As shown in the accompanying financial statements, the Company has incurred a net loss of $1,378,659 for the period from April 12, 2002 (inception) to September 30, 2003, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral claims. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                          CUSTOM BRANDED NETWORKS, INC.
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



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

                          CUSTOM BRANDED NETWORKS, INC.
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



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

                          CUSTOM BRANDED NETWORKS, INC.
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



3.     SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

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

                          CUSTOM BRANDED NETWORKS, INC.
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



4.     CAPITAL  ASSETS


                                         SEPTEMBER 30               JUNE 30
                                             2003                     2003
                          ---------------------------------------   --------
                                         ACCUMULATED     NET BOOK   NET BOOK
                              COST       DEPRECIATION     VALUE       VALUE
                          ---------------------------------------   --------
Computer equipment        $    1,808      $   1,808     $      -   $       -
Office equipment               3,380          2,461          919         967

                          $    5,188      $   4,269      $   919   $     967




5.     CONVERTIBLE  NOTE  PAYABLE

On  January 31, 2002, the Company executed $1,000,000 aggregate principal amount of convertible notes due not earlier than January 31, 2009. The Company has received $883,146 in advances through to September 30, 2003. The notes bear no interest until the maturity date, and interest at 5% per annum on any remaining principal balance after the maturity date. The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of the Company's common stock at a conversion price of $0.05 per share, and each converted share includes a warrant to purchase an additional common stock share at an exercise price of $0.05 per share. The warrants expire three years from the grant day.

Because the market interest rate on similar types of notes was approximately 14% per annum the day the notes were issued, the Company has recorded a discount of $576,078 related to the beneficial conversion feature. The discount will be amortized as interest expense over the life of the convertible notes, or sooner upon conversion. During the period, the Company recorded interest expense of $13,581 (2002 - $11,298).


6.     MINERAL  PROPERTIES

On  February  5,  2003,  the  Company  entered into an agreement to acquire 100%


interest in mineral properties located in outer Mongolia by making a cash payment of $50,000 (paid) and issuing 5,000,000 common shares.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS

Plan  of  Operations:
---------------------

At September 30, 2003, the Company had cash of $894. Expenses for the fiscal quarter covered by this report totalled $27,240.00 giving the Company a net loss for the quarter of $27,240.00 since the Company has no operating revenues at the present time. To sustain the business operations of the Company, the Company must obtain additional capital. The Company's current plans are to borrow money as needed to sustain current operations. Since inception, the Company has executed $1,000,000 in the aggregate principal amount of convertible notes. The Company has received $883,146 in advances against the notes through September 30, 2003. The Company hopes to obtain additional advances against the notes in order to sustain the business operations of the Company. However, the holder of the notes is not obligated to fund the notes further and may not be willing to do so, in which event the Company will need to obtain funding from some other source.

The business plan of the Company for the past thirty months has been to provide certain Internet solutions to businesses and private organizations. However, on May 9, 2003, the Company acquired the rights to six mineral titles within the Turquoise Hill area of the South Gobi Region of Mongolia. The Company paid $50,000 toward the acquisition of the mineral titles and issued 5,000,000 shares of common stock of the Company to complete the transaction. The shares will be delivered at such time as legal title to the mineral titles is delivered. Therefore, the Company is waiting for the vendor to make necessary legal arrangements to be able to transfer title to the properties before delivering the common shares.

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


ITEM  2.  CHANGES  IN  SECURITIES

We did not complete any sales of our securities during the fiscal quarter ended September 30, 2003.


ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

None.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to our security holders for a vote during the fiscal quarter ended September 30, 2003.

ITEM  5.  OTHER  INFORMATION

None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

EXHIBITS

99.1		Certification by CEO and CFO pursuant to Rule 13a-14(a) or 15d-14(a)
            of the Securities Exchange Act of 1934, as adopted pursuat to
            Section 302 of the Sarbanes-Oxley Act of 2002

99.2		Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

REPORTS  ON  FORM  8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended September 30, 2002.


                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CUSTOM  BRANDED  NETWORKS,  INC.

Date:     November  13,  2003



By:	/s/ Paul G. Carter
     ----------------------------------------
     Paul  G.  Carter
     Principal  Executive  Officer
     Principal  Financial  Officer
     Chief  Accounting  Office