Form 10QSB
period 2003-12-31
CUSTOM BRANDED NETWORKS INC
filed 2004-02-17
CIK 1084554

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[  X]     Quarterly  Report  pursuant  to  Section 13 or 15(d) of the Securities
          Exchange  Act  of  1934

          For  the  quarterly  period  ended  DECEMBER  31,  2003

[   ]     Transition  Report  pursuant to 13 or 15(d) of the Securities Exchange
          Act  of  1934

          For  the  transition  periodto


          Commission  File  Number          000-28535
                                            ---------

                          CUSTOM BRANDED NETWORKS, INC.
          ----------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)

NEVADA                                              91-1975651
-------------------------------                     ----------------------------
(State or other jurisdiction of                     (IRS Employer Identification
incorporation  or  organization)                     No.)

821  E.  29TH
NORTH  VANCOUVER,  B.C.                              V7K  1B6
--------------------------------------------         -----------
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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 38,372,532 SHARES OF $.001 PAR VALUE COMMON STOCK OUTSTANDING AS OF FEBRUARY 13, 2004.

                         PART 1 - FINANCIAL INFORMATION

ITEM  1.          FINANCIAL  STATEMENTS

The accompanying un-audited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended December 31, 2003 are not necessarily indicative of the results that can be expected for the year ending June 30, 2004.

                          CUSTOM BRANDED NETWORKS, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                        CONSOLIDATED FINANCIAL STATEMENTS


                                DECEMBER 31, 2003
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)

                          CUSTOM BRANDED NETWORKS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)




-----------------------------------------------------------------------------
                                                     DECEMBER 31     JUNE 30
                                                        2003          2003
-----------------------------------------------------------------------------


ASSETS

CURRENT
Cash . . . . . . . . . . . . . . . . . . . . . . .  $       894   $       894

CAPITAL ASSETS (Note 4). . . . . . . . . . . . . .          870           967
                                                    -------------------------
                                                    $     1,764   $     1,861
=============================================================================
LIABILITIES

CURRENT
Accounts payable and accrued liabilities . . . . .  $   319,801   $   316,398

CONVERTIBLE NOTE PAYABLE, net of discount (Note 5)      419,275       388,029
                                                    -------------------------
                                                        739,076       704,427
                                                    -------------------------
STOCKHOLDERS' DEFICIENCY

SHARE CAPITAL
Authorized:
50,000,000 common shares with a par value of $0.001 per share at December 31, 2003 and June
 30, 2003

Issued and outstanding:
38,372,532 common shares at December 31, 2003
 and June 30, 2003 . . . . . . . . . . . . . . . .       19,731        19,731

Additional paid-in capital . . . . . . . . . . . .      651,622       651,622

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE .   (1,408,665)   (1,351,419)

OTHER. . . . . . . . . . . . . . . . . . . . . . .            -       (22,500)
                                                    --------------------------

                                                       (737,312)     (702,566)
                                                    ------------  ------------

                                                    $     1,764   $     1,861
==============================================================================

                          CUSTOM BRANDED NETWORKS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)




----------------------------------------------------------------------------------------------
                                                                                    INCEPTION
                                                                                     JUNE 18
                               THREE MONTHS ENDED           SIX MONTHS ENDED         1999 TO
                                   DECEMBER 31                 DECEMBER 31         DECEMBER 31
                               2003          2002          2003          2002          2003
----------------------------------------------------------------------------------------------

REVENUE . . . . . . . . .  $         -   $         -   $         -   $         -   $   184,162
                           -------------------------------------------------------------------
EXPENSES
Administrative expenses .       16,425        11,650        30,084        12,008     1,421,832
Interest expense. . . . .       13,581        11,298        27,162        22,596       108,550
Mineral property
  payment . . . . . . . .            -             -             -             -        50,000
Write down of capital
  assets. . . . . . . . .            -             -             -             -        12,445
                           -------------------------------------------------------------------
                                30,006        22,948        57,246        34,604     1,592,827
                           -------------------------------------------------------------------

NET LOSS FOR THE PERIOD .      (30,006)      (22,948)      (57,246)      (34,604)  $(1,408,665)
                                                                                   ============
ACCUMULATED DEFICIT,
  BEGINNING OF PERIOD . .   (1,378,659)   (1,220,842)   (1,351,419)   (1,209,186)
                           ------------------------------------------------------
ACCUMULATED DEFICIT, END
  OF PERIOD . . . . . . .  $(1,408,665)  $(1,243,790)  $(1,408,665)  $(1,243,790)
=================================================================================

LOSS PER SHARE, Basic and
  diluted . . . . . . . .  $     (0.01)  $     (0.01)  $     (0.01)  $     (0.01)
=================================================================================

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING .   38,372,532    38,372,532    38,372,532    33,872,532
=================================================================================

                          CUSTOM BRANDED NETWORKS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)




----------------------------------------------------------------------------------------------
                                                                                   INCEPTION
                                                                                    JUNE 28
                                       THREE MONTHS ENDED    SIX MONTHS ENDED       1999 TO
                                           DECEMBER 31          DECEMBER 31       DECEMBER 31
                                        2003       2002       2003       2002         2003
----------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period. . . . . . . . .  $(30,006)  $(22,948)  $(57,246)  $(34,604)  $(1,340,323)

ADJUSTMENTS TO RECONCILE LOSS TO NET
  CASH USED BY OPERATING ACTIVITIES
Shares issued for other than cash. .    11,250          -     22,500          -        45,000
Amortization . . . . . . . . . . . .        49        211         97        423         2,147
Amortization of interest . . . . . .    13,581     11,298     27,162     22,596       108,550
Write down of capital assets . . . .         -          -          -          -        12,445
Change in prepaid expenses and
  advances . . . . . . . . . . . . .         -          -          -          -       (28,546)
Change in accounts payable and
  accrued liabilities. . . . . . . .     1,469      1,428      3,403      1,152       319,801
                                     ---------------------------------------------------------
                                        (3,657)   (10,011)    (4,084)   (10,433)     (880,926)
                                     ---------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITY
Purchase of capital assets . . . . .         -          -          -          -        (1,808)
                                     ---------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable to
  shareholder. . . . . . . . . . . .         -          -          -          -        16,097
Loan receivable from shareholder . .         -          -          -          -       (39,000)
Issue of common shares . . . . . . .         -          -          -          -        18,950
Convertible note payable . . . . . .     3,657     10,000      4,084     10,422       886,803
Cash acquired on acquisition of
  subsidiary . . . . . . . . . . . .         -          -          -          -           778
                                     ---------------------------------------------------------
                                         3,657     10,000      4,084     10,422       883,628
                                     ---------------------------------------------------------

(DECREASE) INCREASE IN CASH. . . . .         -        (11)         -        (11)          894

CASH, BEGINNING OF PERIOD. . . . . .       894        902        894        902             -
                                     ---------------------------------------------------------
CASH, END OF PERIOD. . . . . . . . .  $    894   $    891   $    894   $    891   $       894
==============================================================================================

                          CUSTOM BRANDED NETWORKS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

               CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY

                                DECEMBER 31, 2003
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)





                                                                          DEFICIT
                                                                        ACCUMULATED
                                                     ADDITIONAL          DURING THE
                                    COMMON STOCK      PAID-IN            DEVELOPMENT
                                -------------------
                                  SHARES     AMOUNT   CAPITAL   OTHER      STAGE        TOTAL
                                ---------------------------------------------------------------
Issuance of shares to
  founders . . . . . . . . . .       3,465   $     3  $ 18,947  $    -  $         -   $  18,950
Net loss for the period. . . .           -         -         -       -     (159,909)   (159,909)
                                ----------------------------------------------------------------
Balance, June 30, 2000 . . . .       3,465         3    18,947       -     (159,909)   (140,959)

Repurchase of common
  stock by consideration of
  forgiveness of loan payable
   to shareholder. . . . . . .      (1,445)        -    16,097       -            -      16,097
                                ----------------------------------------------------------------
                                     2,020         3    35,044       -     (159,909)   (124,862)

Adjustment to number of
  shares issued and
  outstanding as a result of
   the reverse take-over
   transaction
Custom Branded
   Networks, Inc.. . . . . . .      (2,020)        -         -       -            -           -
Aquistar Ventures (USA)
   Inc.. . . . . . . . . . . .  15,463,008         -         -       -            -           -
                                ----------------------------------------------------------------
                                15,463,008         3    35,044       -     (159,909)   (124,862)

Shares allotted in connection
   with the acquisition of
  Custom Branded Networks,

   Inc.. . . . . . . . . . . .  25,000,000    15,228         -       -            -      15,228
Less: Allotted and not yet
  issued . . . . . . . . . . .  (8,090,476)        -         -       -            -           -
Common stock conversion
  rights . . . . . . . . . . .           -         -   421,214       -            -     421,214
Net loss for the year. . . . .           -         -         -       -     (723,239)   (723,239)
                                ----------------------------------------------------------------
Balance, June 30, 2001 . . . .  32,372,532    15,231   456,258       -     (883,148)   (411,659)

Additional shares issued in
   connection with the
  acquisition of Custom
  Branded Networks, Inc. . . .   1,500,000         -         -       -            -           -
Common stock conversion
   rights. . . . . . . . . . .           -         -   109,748       -            -     109,748
Net loss for the year. . . . .           -         -         -       -     (326,038)   (326,038)
                                ----------------------------------------------------------------
Balance, June 30, 2002 . . . .  33,872,532    15,231   566,006       -   (1,209,186)   (627,949)

                                               F-5

                          CUSTOM BRANDED NETWORKS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

         CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY (CONTINUED)

                                DECEMBER 31, 2003
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)





                                                                            DEFICIT
                                                                          ACCUMULATED
                                                   ADDITIONAL             DURING THE
                                COMMON STOCK        PAID-IN               DEVELOPMENT
                           ---------------------
                             SHARES      AMOUNT     CAPITAL     OTHER       STAGE         TOTAL
                           ------------------------------------------------------------------------
Balance, June 30, 2002. .  33,872,532  $    15,231  $566,006  $      -   $(1,209,186)  $  (627,949)

Issue of common stock for
  deferred compensation
  expense . . . . . . . .   4,500,000        4,500    40,500   (45,000)            -             -
Amortization of deferred
  compensation. . . . . .           -            -         -    22,500             -        22,500
Common stock conversion
  rights. . . . . . . . .           -            -    45,116         -             -        45,116
Net loss for the year . .           -            -         -         -      (142,233)     (142,233)
                           ------------------------------------------------------------------------
Balance, June 30, 2003. .  38,372,532       19,731   651,622   (22,500)   (1,351,419)     (702,566)

Amortization of deferred
  compensation. . . . . .           -            -         -    22,500             -        22,500
Net loss for the period .           -            -         -         -       (57,246)      (57,246)
                           ------------------------------------------------------------------------
Balance, December 31,
  2003                     38,372,532  $    19,731  $651,622   $     -   $(1,408,665)  $  (737,312)
                           ========================================================================

                          CUSTOM BRANDED NETWORKS, INC.
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2003
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



1.     BASIS  OF  PRESENTATION

The unaudited consolidated financial statements as of December 31, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the June 30, 2003 audited consolidated financial statements and notes thereto.


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

As shown in the accompanying financial statements, the Company has incurred a net loss of $1,408,665 since inception, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral claims. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                          CUSTOM BRANDED NETWORKS, INC.
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2003
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



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

                          CUSTOM BRANDED NETWORKS, INC.
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2003
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



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

                          CUSTOM BRANDED NETWORKS, INC.
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2003
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



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

                          CUSTOM BRANDED NETWORKS, INC.
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2003
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



4.     CAPITAL  ASSETS



                              DECEMBER 31           JUNE 30
                                 2003                2003
                    ------------------------------ --------
                            ACCUMULATED   NET BOOK NET BOOK
                     COST   DEPRECIATION   VALUE    VALUE
                    ------------------------------ -------
Computer equipment  $1,808  $       1,808  $    -  $    -
Office equipment .   3,380          2,510     870     967
                    --------------------------------------
                    $5,188  $       4,318  $  870  $  967
                    ======================================





5.     CONVERTIBLE  NOTE  PAYABLE

On January 31, 2002, the Company executed $1,000,000 aggregate principal amount of convertible notes due not earlier than January 31, 2009. The Company has received $886,803 in advances through to December 31, 2003. The notes bear no interest until the maturity date, and interest at 5% per annum on any remaining principal balance after the maturity date. The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of the Company's common stock at a conversion price of $0.05 per share, and each converted share includes a warrant to purchase an additional common stock share at an exercise price of $0.05 per share. The warrants expire three years from the grant day.

Because the market interest rate on similar types of notes was approximately 14% per annum the day the notes were issued, the Company has recorded a discount of $576,078 related to the beneficial conversion feature. The discount will be amortized as interest expense over the life of the convertible notes, or sooner upon conversion. During the period, the Company recorded interest expense of $27,162 (2002 - $22,590).


6.     MINERAL  PROPERTIES

On February 5, 2003, the Company entered into an agreement to acquire 100% interest in mineral properties located in outer Mongolia by making a cash payment of $50,000 (paid) and issuing 5,000,000 common shares.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS

Plan  of  Operations:
---------------------

At December 31, 2003, the Company had cash of $894. Expenses for the fiscal quarter covered by this report totalled $30,006.00 giving the Company a net loss for the quarter of $30,006.00 since the Company has no operating revenues at the present time. To sustain the business operations of the Company, the Company must obtain additional capital. The Company's current plans are to borrow money as needed to sustain current operations. Since inception, the Company has executed $1,000,000 in the aggregate principal amount of convertible notes. The Company has received $886,803 in advances against the notes through December 31, 2003. The Company hopes to obtain additional advances against the notes in order to sustain the business operations of the Company. However, the holder of the notes is not obligated to fund the notes further and may not be willing to do so, in which event the Company will need to obtain funding from some other source.

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

PART  II  -  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

None.


ITEM  2.  CHANGES  IN  SECURITIES

We did not complete any sales of our securities during the fiscal quarter ended December 31, 2003.


ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

None.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to our security holders for a vote during the fiscal quarter ended December 31, 2003.

ITEM  5.  OTHER  INFORMATION

None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

EXHIBITS

31.1 Certification by CEO and CFO pursuant to Rule 13a-14(a) or 15d-14(a) of The Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

REPORTS  ON  FORM  8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended December 31, 2003.



                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CUSTOM  BRANDED  NETWORKS,  INC.

Date:     February  16,  2004



By:  /s/ Paul G. Carter
     -------------------------------------
     Paul  G.  Carter
     Principal  Executive  Officer
     Principal  Financial  Officer
     Chief  Accounting  Office