Form 10QSB
period 2004-03-31
CUSTOM BRANDED NETWORKS INC
filed 2004-05-17
CIK 1084554

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[  X]     Quarterly  Report  pursuant  to  Section 13 or 15(d) of the Securities
          Exchange  Act  of  1934

          For  the  quarterly  period  ended  MARCH 31,  2004

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 38,372,532 SHARES OF $.001 PAR VALUE COMMON STOCK OUTSTANDING AS OF May 17, 2004.

                         PART 1 - FINANCIAL INFORMATION

ITEM  1.          FINANCIAL  STATEMENTS

The accompanying un-audited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended March 31, 2004 are not necessarily indicative of the results that can be expected for the year ending June 30, 2004.

                          CUSTOM BRANDED NETWORKS, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                        CONSOLIDATED FINANCIAL STATEMENTS


                                 MARCH 31, 2004
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)

                          CUSTOM BRANDED NETWORKS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



-----------------------------------------------------------------------------
                                                       MARCH 31     JUNE 30
                                                        2004          2003
-----------------------------------------------------------------------------
ASSETS

CURRENT
Cash . . . . . . . . . . . . . . . . . . . . . . .  $       894   $       894

CAPITAL ASSETS (Note 4). . . . . . . . . . . . . .          822           967
                                                    --------------------------
                                                    $     1,716   $     1,861
==============================================================================
LIABILITIES

CURRENT
Accounts payable and accrued liabilities . . . . .  $   322,847   $   316,398

CONVERTIBLE NOTE PAYABLE, net of discount (Note 5)      433,194       388,029
                                                    --------------------------
                                                        756,041       704,427
                                                    --------------------------
STOCKHOLDERS' DEFICIENCY

SHARE CAPITAL
Authorized:
50,000,000 common shares with a par value of
  $0.001 per share at March 31, 2004 and June 30,
  2003

Issued and outstanding:
38,372,532 common shares at March 31, 2004 and
 June 30, 2003 . . . . . . . . . . . . . . . . . .       19,731        19,731

Additional paid-in capital . . . . . . . . . . . .      651,622       651,622

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE .   (1,425,678)   (1,351,419)

OTHER. . . . . . . . . . . . . . . . . . . . . . .            -       (22,500)
                                                    --------------------------
                                                       (754,325)     (702,566)
                                                    --------------------------

                                                    $     1,716   $     1,861
==============================================================================

                                     F-2

                          CUSTOM BRANDED NETWORKS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



-----------------------------------------------------------------------------------------------
                                                                                    INCEPTION
                                                                                     JUNE 18
                               THREE MONTHS ENDED          NINE MONTHS ENDED         1999 TO
                                    MARCH 31                    MARCH 31             MARCH 31
                               2004          2003          2004          2003          2004
-----------------------------------------------------------------------------------------------

REVENUE . . . . . . . . .  $         -   $         -   $         -   $         -   $   184,162
                           --------------------------------------------------------------------
EXPENSES
Administrative expenses .        3,432        17,999        33,516        30,007     1,425,264
Interest expense. . . . .       13,581        11,298        40,743        33,894       122,131
Mineral property
  payment . . . . . . . .            -        50,000             -        50,000        50,000
Write down of capital
 assets . . . . . . . . .            -             -             -             -        12,445
                           --------------------------------------------------------------------
                                17,013        79,297        74,259       113,901     1,609,840
                           --------------------------------------------------------------------

NET LOSS FOR THE PERIOD .      (17,013)      (79,297)      (74,259)     (113,901)  $(1,425,678)
                                                                                   ============
ACCUMULATED DEFICIT,
 BEGINNING OF PERIOD. . .   (1,408,665)   (1,243,790)   (1,351,419)   (1,209,186)
                           ------------------------------------------------------
ACCUMULATED DEFICIT, END
 OF PERIOD. . . . . . . .  $(1,425,678)  $(1,323,087)  $(1,425,678)  $(1,323,087)
=================================================================================

LOSS PER SHARE, Basic and
 diluted. . . . . . . . .  $     (0.01)  $     (0.01)  $     (0.01)  $     (0.01)
=================================================================================

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING. .   38,372,532    33,072,532    38,372,532    35,872,532
=================================================================================

                          CUSTOM BRANDED NETWORKS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)




-----------------------------------------------------------------------------------------------
                                                                                    INCEPTION
                                                                                     JUNE 28
                               THREE MONTHS ENDED          NINE MONTHS ENDED         1999 TO
                                    MARCH 31                    MARCH 31             MARCH 31
                               2004          2003          2004          2003          2004
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period. . . . . . . . .  $(17,013)  $(79,297)  $(74,259)  $(113,901)  $(1,425,678)

ADJUSTMENTS TO RECONCILE LOSS
 TO NET CASH USED BY OPERATING
 ACTIVITIES
Shares issued for other than cash. .         -     11,250     22,500      11,250        45,000
Amortization . . . . . . . . . . . .        48        211        145         634         2,195
Amortization of interest . . . . . .    13,581     11,298     40,743      33,894       122,131
Write down of capital assets . . . .         -          -          -           -        12,445
Change in prepaid expenses and
 advances. . . . . . . . . . . . . .         -          -          -           -           796
Change in accounts payable and
 accrued liabilities . . . . . . . .     3,046      5,452      6,449       6,604       322,847
                                      ---------------------------------------------------------
                                          (338)   (51,086)    (4,422)    (61,519)     (920,264)
                                      ---------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITY
Purchase of capital assets . . . . .         -          -          -           -        (1,808)
                                      ---------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable to
 shareholder . . . . . . . . . . . .         -          -          -           -        16,097
Issue of common shares . . . . . . .         -          -          -           -        18,950
Convertible note payable . . . . . .       338     51,409      4,422      61,831       887,141
Cash acquired on acquisition of
 subsidiary. . . . . . . . . . . . .         -          -          -           -           778
                                      ---------------------------------------------------------
                                           338     51,409      4,422      61,831       922,966
                                      ---------------------------------------------------------

INCREASE IN CASH . . . . . . . . . .         -        323          -         312           894

CASH, BEGINNING OF PERIOD. . . . . .       894        891        894         902             -
                                      ---------------------------------------------------------
CASH, END OF PERIOD. . . . . . . . .  $    894   $  1,214   $    894   $   1,214   $       894
===============================================================================================

                          CUSTOM BRANDED NETWORKS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

               CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY

                                 MARCH 31, 2004
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)

                                                                       DEFICIT
                                                                     ACCUMULATED
                                                  ADDITIONAL          DURING THE
                                   COMMON STOCK     PAID-IN           DEVELOPMENT
                                SHARES     AMOUNT   CAPITAL   OTHER      STAGE        TOTAL
                                ----------------------------------------------------------------
Issuance of shares to
 founders. . . . . . . . . . .       3,465   $     3  $ 18,947  $    -  $         -   $  18,950
Net loss for the period. . . .           -         -         -       -     (159,909)   (159,909)
                                ----------------------------------------------------------------
Balance, June 30, 2000 . . . .       3,465         3    18,947       -     (159,909)   (140,959)

Repurchase of common
 stock by consideration of
 forgiveness of loan payable
 to shareholder. . . . . . . .      (1,445)        -    16,097       -            -      16,097
                                ----------------------------------------------------------------
                                     2,020         3    35,044       -     (159,909)   (124,862)

Adjustment to number of
 shares issued and
 outstanding as a result of
 the reverse take-over
 transaction
Custom Branded
 Networks, Inc.. . . . . . . .      (2,020)        -         -       -            -           -
Aquistar Ventures (USA)
 Inc.. . . . . . . . . . . . .  15,463,008         -         -       -            -           -
                                ----------------------------------------------------------------
                                15,463,008         3    35,044       -     (159,909)   (124,862)

Shares allotted in connection
 with the acquisition of
 Custom Branded Networks,
 Inc.. . . . . . . . . . . . .  25,000,000    15,228         -       -            -      15,228
Less: Allotted and not yet
 issued. . . . . . . . . . . .  (8,090,476)        -         -       -            -           -
Common stock conversion
 rights. . . . . . . . . . . .           -         -   421,214       -            -     421,214
Net loss for the year. . . . .           -         -         -       -     (723,239)   (723,239)
                               -----------------------------------------------------------------

Balance, June 30, 2001 . . . .  32,372,532    15,231   456,258       -     (883,148)   (411,659)

Additional shares issued in
 connection with the
 acquisition of Custom
 Branded Networks, Inc.. . . .   1,500,000         -         -       -            -           -
Common stock conversion
 rights. . . . . . . . . . . .           -         -   109,748       -            -     109,748
Net loss for the year. . . . .           -         -         -       -     (326,038)   (326,038)
                               -----------------------------------------------------------------
Balance, June 30, 2002 . . . .  33,872,532    15,231   566,006       -   (1,209,186)   (627,949)

                                                   F-5

                          CUSTOM BRANDED NETWORKS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

         CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY (CONTINUED)

                                 MARCH 31, 2004
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)


                                                                       DEFICIT
                                                                     ACCUMULATED
                                                  ADDITIONAL          DURING THE
                                   COMMON STOCK     PAID-IN           DEVELOPMENT
                                SHARES     AMOUNT   CAPITAL   OTHER      STAGE        TOTAL
                                ----------------------------------------------------------------
Balance, June 30, 2002. .  33,872,532  $15,231  $566,006  $      -   $(1,209,186)  $(627,949)

Issue of common stock for
 deferred compensation
 expense. . . . . . . . .   4,500,000    4,500    40,500   (45,000)            -           -
Amortization of deferred
 compensation . . . . . .           -        -         -    22,500             -      22,500
Common stock conversion
 rights . . . . . . . . .           -        -    45,116         -             -      45,116
Net loss for the year . .           -        -         -         -      (142,233)   (142,233)
                           ------------------------------------------------------------------
Balance, June 30, 2003. .  38,372,532   19,731   651,622   (22,500)   (1,351,419)   (702,566)

Amortization of deferred
 compensation . . . . . .           -        -         -    22,500             -      22,500
Net loss for the period .           -        -         -         -       (74,259)    (74,259)
                           ------------------------------------------------------------------
Balance, March 31, 2004 .  38,372,532  $19,731  $651,622  $      -   $(1,425,678)  $(754,325)
                           ==================================================================

                                               F-6

                          CUSTOM BRANDED NETWORKS, INC.
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2004
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



1.     BASIS  OF  PRESENTATION

The unaudited consolidated financial statements as of March 31, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the June 30, 2003 audited consolidated financial statements and notes thereto.


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

As shown in the accompanying financial statements, the Company has incurred a net loss of $1,425,678 since inception, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral claims. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                          CUSTOM BRANDED NETWORKS, INC.
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2004
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



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

                          CUSTOM BRANDED NETWORKS, INC.
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2004
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



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

                          CUSTOM BRANDED NETWORKS, INC.
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2004
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)


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

                          CUSTOM BRANDED NETWORKS, INC.
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2004
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



4.     CAPITAL  ASSETS


                             MARCH 31            JUNE 30
                              2004                2003
                  -----------------------------  -------
                          ACCUMULATED  NET BOOK NET BOOK
                   COST   DEPRECIATION   VALUE   VALUE
                  -----------------------------  -------
Office equipment  $3,380  $       2,558  $  822  $  967




5.     CONVERTIBLE  NOTE  PAYABLE

On January 31, 2002, the Company executed $1,000,000 aggregate principal amount of convertible notes due not earlier than January 31, 2009. The Company has received $887,141 in advances through to March 31, 2004. The notes bear no interest until the maturity date, and interest at 5% per annum on any remaining principal balance after the maturity date. The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of the Company's common stock at a conversion price of $0.05 per share, and each converted share includes a warrant to purchase an additional common stock share at an exercise price of $0.05 per share. The warrants expire three years from the grant day.

Because the market interest rate on similar types of notes was approximately 14% per annum the day the notes were issued, the Company has recorded a discount of $576,078 related to the beneficial conversion feature. The discount will be amortized as interest expense over the life of the convertible notes, or sooner upon conversion. During the period, the Company recorded interest expense of $40,743 (2003 - $33,894).


6.     MINERAL  PROPERTIES

On February 5, 2003, the Company entered into an agreement to acquire 100% interest in mineral properties located in outer Mongolia by making a cash payment of $50,000 (paid) and issuing 5,000,000 common shares.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS

Plan  of  Operations:
---------------------

At March 31, 2004, the Company had cash of $894. Expenses for the fiscal quarter covered by this report totaled $17,013.00 giving the Company a net loss for the quarter of $17,013.00 since the Company has no operating revenues at the present time. To sustain the business operations of the Company, the Company must obtain additional capital. The Company's current plans are to borrow money as needed to sustain current operations. Since inception, the Company has executed $1,000,000 in the aggregate principal amount of convertible notes. The Company has received $887,141 in advances against the notes through March 31, 2004. The Company hopes to obtain additional advances against the notes in order to sustain the business operations of the Company. However, the holder of the notes is not obligated to fund the notes further and may not be willing to do so, in which event the Company will need to obtain funding from some other source.

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

PART  II  -  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

None.


ITEM  2.  CHANGES  IN  SECURITIES

We did not complete any sales of our securities during the fiscal quarter ended March 31, 2004.


ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

None.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
No matters were submitted to our security holders for a vote during the fiscal quarter ended March 31, 2004.

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

32.1 Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

REPORTS  ON  FORM  8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended March 31, 2004



                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CUSTOM  BRANDED  NETWORKS,  INC.

Date:     May   17,  2004


By:  /s/ Paul G. Carter
     -------------------------------------
     Paul  G.  Carter
     Principal  Executive  Officer
     Principal  Financial  Officer
     Chief  Accounting  Office