Form 10KSB
period 2004-06-30
CUSTOM BRANDED NETWORKS INC
filed 2004-10-13
CIK 1084554

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For  the  fiscal  year  ended  June  30,  2004
                                       ---------------

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues  for  the  fiscal  year  ending  June  30,  2004  were  $  0.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of October 13, 2004 is $ 529,337.

The number of shares of the issuer's Common Stock outstanding as of June 30, 2004 is 38,372,532.

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

The Company was then in the business of providing turnkey private label Internet solutions to businesses and private organizations that desire to affiliate with a customer base via the Internet. In this way, the Company has sought to create for itself a recurring revenue stream through the sale of subscription-based services. The Company also attempted to sell individual components of its services to established Internet Service Providers ("ISP's") at pricing that would be profitable for both parties, including wholesale dialup port access and back-office services for ISP's.

However, even though the business plan of the Company called for the Company to provide turnkey private label Internet solutions to businesses and private organizations that desired to affiliate with a customer base via the Internet, the business did not developed as rapidly as we had originally anticipated. We succeeded in signing up one customer and the deployment of the Internet services for this customer never occurred. It now appears that we will not be able to develop this business plan to commercial viability.

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

Research  and  Development  Expenditures

During the fiscal year ended June 30, 2004, we did not incur any research or development expenditures.

Subsidiaries

Custom Branded Networks, Inc., a Delaware corporation, through which we have conducted our Internet business is a wholly owned subsidiary. Aquistar Ventures Inc., a corporation formed under the laws of the province of British Columbia, Canada, is a wholly owned subsidiary. From a business standpoint, both subsidiaries are dormant at the present time.

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

There were no matters submitted to a vote of the share holders during the fiscal year ended June 30, 2004.

                                     PART II

ITEM  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

MARKET  INFORMATION

The common shares of the Company are listed on the OTC Bulletin Board under the symbol CBNK.OB. Following is the high and low sales prices for each quarter beginning with the third calendar quarter of 2002 through June 30, 2004. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.



Quarter         High    Low
--------------  -----  -----

Jul - Sep 2002   0.04   0.005
Oct - Dec 2002   0.031  0.01
Jan - Mar 2003   0.09   0.009
Apr - Jun 2003   0.09   0.025
Jul - Sep 2003   0.05   0.01
Oct - Dec 2003   0.05   0.02
Jan - Mar 2004   0.05   0.02
Apr - Jun 2004   0.02   0.02

On the date of this filing, being October 13, 2004, the best bid price of our common shares is $0.017 and the best ask price is $0.020.

At  June  30,  2004  there  were approximately 60 record holders of CBN's Common
Stock.

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

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

PLAN  OF  OPERATIONS:
---------------------

At June 30, 2004, the Company had cash of $0.00. To sustain the business operations of the Company, the Company must obtain additional capital. The Company's current plans are to borrow money as needed to sustain current operations. Since inception, the Company has executed $1,000,000 in the aggregate principal amount of convertible notes. The Company has received $892,119 in advances against the notes through June 30, 2004. The Company hopes to obtain additional advances against the notes in order to sustain the business operations of the Company. However, the holder of the notes is not obligated to fund the notes further and may not be willing to do so, in which event the Company will need to obtain funding from some other source.

During the fiscal year ended June 30, 2004, we incurred expenses of $95,430.00. This is down $46,803 from the $142,233.00 in expenses incurred during the fiscal year ended June 30, 2003. However, during the fiscal year ended June 30, 2003, $50,000.00 was a payment toward the acquisition of six mineral properties in Mongolia. The decision by management to acquire these properties is a departure from the pursuit of continued development of the business plan of the Company to provide certain Internet solutions to businesses and private organizations. It is the intention of management to pursue avenues that will allow the Company to begin to investigate the potential for developing the mineral properties. This is our current business plan, to focus on the acquisition and development of mineral interests during the next 12 months and beyond.

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

ITEM  7.  FINANCIAL  STATEMENTS


                          CUSTOM BRANDED NETWORKS, INC.
                         (AN EXPLORATION STAGE COMPANY)


                        CONSOLIDATED FINANCIAL STATEMENTS


                             JUNE 30, 2004 AND 2003
                            (STATED IN U.S. DOLLARS)

                                                           MORGAN
                                                           & COMPANY

                          INDEPENDENT AUDITORS' REPORT




To  the  Shareholders  of
Custom  Branded  Networks,  Inc.
(An  exploration  stage  company)


We have audited the consolidated balance sheets of Custom Branded Networks, Inc. (an exploration stage company) as at June 30, 2004 and 2003, and the consolidated statements of operations, cash flows and stockholders' deficiency for the years then ended, and for the period from inception on June 28, 1999 to June 30, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at June 30, 2004 and 2003, and the results of its operations, cash flows, and changes in stockholders' deficiency for the years then ended, and for the period from inception on June 28, 1999 to June 30, 2004 in conformity with United States generally accepted accounting principles.

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


Vancouver, Canada	                                    /s/ Morgan & Company

September 27, 2004                                     Chartered Accountants



Tel:  (604) 687-5841        Member of             P.O. Box 10007 Pacific Centre
Fax:  (604) 687-0075          ACPA         Suite 1488 700 West Georgia Street
www.morgan-cas.com        International               Vancouver, B.C.  V7Y  1A1

                          CUSTOM BRANDED NETWORKS, INC.
                         (AN EXPLORATION STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS
                            (STATED IN U.S. DOLLARS)


                                                               JUNE  30
                                                          2004          2003
                                                      ------------  ------------

ASSETS

CURRENT
Cash . . . . . . . . . . . . . . . . . . . . . . . .  $         -   $       894

EQUIPMENT, net . . . . . . . . . . . . . . . . . . .          774           967
                                                      -------------------------
                                                      $       774   $     1,861
===============================================================================
LIABILITIES

CURRENT
Accounts payable and accrued liabilities . . . . . .  $   323,663   $   316,398

CONVERTIBLE NOTE PAYABLE, net of discount (Note 3) .      449,306       388,029
                                                      -------------------------
                                                          772,969       704,427
                                                      -------------------------
STOCKHOLDERS' DEFICIENCY

SHARE CAPITAL
Authorized:
50,000,000 common shares with a par value of $0.001
   per share at June 30, 2004 and 2003

Issued and outstanding:

38,372,532 common shares at June 30, 2004 and 2003 .       38,373        38,373

Additional paid-in capital . . . . . . . . . . . . .      636,281       632,980

DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE . .   (1,446,849)   (1,351,419)

OTHER. . . . . . . . . . . . . . . . . . . . . . . .            -       (22,500)
                                                      --------------------------
                                                         (772,195)     (702,566)
                                                      --------------------------

                                                      $       774   $     1,861
===============================================================================

                          CUSTOM BRANDED NETWORKS, INC.
                         (AN EXPLORATION STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (STATED IN U.S. DOLLARS)




                                                        INCEPTION
                                                         JUNE 28
                                  YEARS ENDED            1999 TO
                                    JUNE 30              JUNE 30
                               2004          2003          2004
------------------------------------------------------------------

REVENUE . . . . . . . . .  $         -   $         -   $   184,162
                           ---------------------------------------
EXPENSES
Administrative expenses .       39,574        47,041     1,431,322
Interest expense. . . . .       55,856        45,192       137,244
Mineral property payment.            -        50,000        50,000
Write down of equipment .            -             -        12,445
                           ---------------------------------------
                               (95,430)      142,233     1,631,011
                           ---------------------------------------
NET LOSS FOR THE YEAR . .  $   (95,430)  $  (142,233)  $(1,446,849)
==================================================================

NET LOSS PER SHARE, BASIC
   AND DILUTED. . . . . .  $     (0.01)  $     (0.01)
====================================================



WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING,
   Basic and diluted. . .   38,372,532    36,030,066
====================================================

                          CUSTOM BRANDED NETWORKS, INC.
                         (AN EXPLORATION STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (STATED IN U.S. DOLLARS)




                                                           INCEPTION
                                                            JUNE 28
                                        YEARS ENDED         1999 TO
                                          JUNE 30           JUNE 30
                                     2004        2003         2004
----------------------------------------------------------------------
OPERATING ACTIVITIES
Loss for the year . . . . . . . .  $(95,430)  $(142,233)  $(1,446,849)

ADJUSTMENTS TO RECONCILE LOSS
   TO NET CASH USED BY OPERATING
   ACTIVITIES
Shares issued for other than cash    22,500      22,500        45,000
Amortization. . . . . . . . . . .       193         845         3,039
Amortization of interest. . . . .    55,178      45,192       136,566
Write down of equipment . . . . .         -           -        12,445
Change in accounts payable and
   accrued liabilities. . . . . .     7,265       8,538       323,663
                                   -----------------------------------
                                    (10,294)    (65,158)     (926,136)
                                   -----------------------------------
INVESTING ACTIVITY
Purchase of equipment . . . . . .         -           -        (1,808)
                                   -----------------------------------
FINANCING ACTIVITIES
Proceeds from loan payable to
   shareholder. . . . . . . . . .         -           -        16,097
Issue of common shares. . . . . .         -           -        18,950
Note payable advances . . . . . .     9,400      65,150       892,119
Cash acquired on acquisition
   of subsidiary. . . . . . . . .         -           -           778
                                   -----------------------------------
                                      9,400      65,150       927,944
                                   -----------------------------------
DECREASE IN CASH. . . . . . . . .      (894)         (8)            -

CASH, BEGINNING OF YEAR . . . . .       894         902             -
                                   -----------------------------------
CASH, END OF YEAR . . . . . . . .  $      -   $     894   $         -
======================================================================




SUPPLEMENTAL  DISCLOSURE  OF  NON-CASH  FINANCING  AND  INVESTING  ACTIVITIES:

During the year ended June 30, 2003, the Company issued 4,500,000 common shares for consulting services at a fair value of $45,000.

                          CUSTOM BRANDED NETWORKS, INC.
                         (AN EXPLORATION STAGE COMPANY)

               CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY

             PERIOD FROM INCEPTION ON JUNE 28, 1999 TO JUNE 30, 2004
                            (STATED IN U.S. DOLLARS)




                                                                        DEFICIT
                                                                      ACCUMULATED
                                                   ADDITIONAL          DURING THE
                                 COMMON STOCK       PAID-IN           EXPLORATION
                              SHARES      AMOUNT    CAPITAL   OTHER      STAGE        TOTAL
                            ------------------------------------------------------------------
Issuance of shares
   to founders . . . . . .       3,465   $     3   $ 18,947   $    -  $         -   $  18,950
Net loss for the period. .           -         -          -        -     (159,909)   (159,909)
                            -------------------------------------------------------------------
Balance, June 30, 2000 . .       3,465         3     18,947        -     (159,909)   (140,959)

Repurchase of common
  stock by consideration
  of forgiveness of loan
  payable to shareholder .      (1,445)       (1)    16,098        -            -      16,097
                            ------------------------------------------------------------------
                                 2,020         2     35,045        -     (159,909)   (124,862)
Adjustment to number of
  shares issued and
  outstanding as a result
  of the reverse take-over
   transaction
Custom Branded
  Networks, Inc. . . . . .      (2,020)       (2)         2        -            -           -
Aquistar Ventures
  (USA) Inc. . . . . . . .  15,463,008    15,463    (15,463)       -            -           -
                            ------------------------------------------------------------------
                            15,463,008    15,463     19,584        -     (159,909)   (124,862)
Shares allotted in
  connection with the
  acquisition of Custom
  Branded Networks, Inc. .  25,000,000    25,000     (9,772)       -            -      15,228
Less: Allotted and not
  yet issued . . . . . . .  (8,090,476)   (8,090)     8,090        -            -           -
Common stock
  conversion rights. . . .           -         -    421,214        -            -     421,214
Net loss for the year. . .           -         -          -        -     (723,239)   (723,239)
                            ------------------------------------------------------------------
Balance, June 30, 2001 . .  32,372,532    32,373    439,116        -     (883,148)   (411,659)

Additional shares issued
  in connection with the
  acquisition of Custom
   Branded Networks, Inc..   1,500,000     1,500     (1,500)       -            -           -
Common stock
  conversion rights. . . .           -         -    109,748        -            -     109,748
Net loss for the year. . .           -         -          -        -     (326,038)   (326,038)
                            ------------------------------------------------------------------
Balance, June 30, 2002 . .  33,872,532    33,873    547,364        -   (1,209,186)   (627,949)

                          CUSTOM BRANDED NETWORKS, INC.
                         (AN EXPLORATION STAGE COMPANY)

         CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY (CONTINUED)

             PERIOD FROM INCEPTION ON JUNE 28, 1999 TO JUNE 30, 2004
                            (STATED IN U.S. DOLLARS)




                                                                      DEFICIT
                                                                    ACCUMULATED
                                              ADDITIONAL            DURING THE
COMMON STOCK     PAID-IN              EXPLORATION
                            SHARES    AMOUNT   CAPITAL     OTHER       STAGE        TOTAL
                          ------------------------------------------------------------------
Balance, June 30, 2002 .  33,872,532  $33,873  $547,364  $      -   $(1,209,186)  $(627,949)

Issue of common stock
   for deferred
  compensation expense .   4,500,000    4,500    40,500   (45,000)            -           -
Amortization of deferred
   compensation. . . . .           -        -         -    22,500             -      22,500
Common stock conversion
   rights. . . . . . . .           -        -    45,116         -             -      45,116
Net loss for the year. .           -        -         -         -      (142,233)   (142,233)
                          ------------------------------------------------------------------
Balance, June 30, 2003 .  38,372,532   38,373   632,980   (22,500)   (1,351,419)   (702,566)

Amortization of deferred
   compensation. . . . .           -        -         -    22,500             -      22,500
Common stock
   conversion rights . .           -        -     3,301         -             -       3,301
Net loss for the year. .           -        -         -         -       (95,430)    (95,430)
                          ------------------------------------------------------------------
Balance, June 30, 2004 .  38,372,532  $38,373  $636,281  $      -   $(1,446,849)  $(772,195)
                          ==================================================================

                                               F-7

                          CUSTOM BRANDED NETWORKS, INC.
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2004 AND 2003
                            (STATED IN U.S. DOLLARS)



1.     NATURE  OF  OPERATIONS  AND  GOING  CONCERN

Custom Branded Networks, Inc. (the "Company") was previously engaged in the business of providing turnkey private label internet services to organizations throughout the domestic United States and Canada. During the year ended June
30, 2003, the Company became an exploration staged company engaged in the acquisition and exploration of mineral claims. Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage.

Going  Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $1,446,849 since inception, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral claims. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


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

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a)     Consolidation

These financial statements include the accounts of the Company (a Delaware corporation) and its wholly-owned subsidiary, Custom Branded Networks, Inc. (a Nevada corporation).

                          CUSTOM BRANDED NETWORKS, INC.
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2004 AND 2003
                            (STATED IN U.S. DOLLARS)



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

c)     Equipment

Equipment is recorded at cost and is amortized over its useful life at a rate of 20% on a declining balance basis.

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

f)     Financial  Instruments

The Company's financial instruments consist of cash, and accounts payable and accrued liabilities.

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

                          CUSTOM BRANDED NETWORKS, INC.
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2004 AND 2003
                            (STATED IN U.S. DOLLARS)



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

The Company has not granted any stock options during the years ended June 30, 2004 and 2003.

h)     Loss  Per  Share

The Company computes net loss per share in accordance with SFAS No. 128 - "Earnings Per Share". Under the provisions of SFAS No. 128, basic loss per share is computed using the weighted average number of common stock outstanding during the periods. Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period. As the Company generated net losses in each of the periods presented, the basic and diluted net loss per share is the same as any exercise of options or warrants would anti-dilutive.

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

                          CUSTOM BRANDED NETWORKS, INC.
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2004 AND 2003
                            (STATED IN U.S. DOLLARS)



2.     SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

j)     New  Accounting  Pronouncements

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150 - "Accounting for Certain
Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard did not have a material effect on the Company's results of operations or financial position.


3.     CONVERTIBLE  NOTE  PAYABLE

On January 31, 2002, the Company executed $1,000,000 aggregate principal amount of convertible notes due not earlier than January 31, 2009. The Company has received $892,119 in advances through to June 30, 2004. The notes bear no interest until the maturity date, and interest at 5% per annum on any remaining principal balance after the maturity date. The notes are convertible, at the option of the holder, at any time on or prior to maturity, into shares of the Company's common stock at a conversion price of $0.05 per share, and each converted share includes a warrant to purchase an additional share of common stock at an exercise price of $0.05 per share. The warrants expire three years from the grant day.

Because the market interest rate on similar types of notes was approximately 14% per annum the day the notes were issued, the Company has recorded a discount of $579,378 related to the beneficial conversion feature. The discount will be amortized as interest expense over the life of the convertible notes, or sooner upon conversion. During the year, the Company recorded interest expense of $55,178.

                          CUSTOM BRANDED NETWORKS, INC.
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2004 AND 2003
                            (STATED IN U.S. DOLLARS)



4.     MINERAL  PROPERTIES

On February 5, 2003, the Company entered into an agreement to acquire 100% interest in mineral properties located in outer Mongolia by making a cash payment of $50,000 (paid) and issuing 5,000,000 common shares, as such time as legal title to the mineral property is delivered. As at June 30, 2004, the Company has not received legal title to the mineral property.


5.     RELATED  PARTIES

As at June 30, 2004, an amount of $303,526 (2003 - $303,526) is due to officers and directors, and it is included in accounts payable and accrued liabilities.


6.     INCOME  TAX  LOSSES

The Company's provision for income taxes differs from the amounts computed by applying the United States federal statutory income tax rates to the loss as a result of the following:



                                                        2004       2003
                                                      =========  =========
Statutory rates. . . . . . . . . . . . . . . . . . .        35%        35%
                                                      --------------------
Recovery of income taxes computed at statutory rates  $(33,000)  $(50,000)
Mineral property . . . . . . . . . . . . . . . . . .     1,000      5,000
Tax benefit not recognized on current year's losses.    32,000     45,000
                                                      --------------------
                                                      $      -   $      -
                                                       =======================



The tax effects of temporary timing differences that give rise to significant components of the future tax assets and future tax liabilities are as follows:



                                     2004        2003
                                  ==========  ==========
Net operating loss carry forward  $ 500,000   $ 468,000
Mineral property . . . . . . . .      4,000       5,000
Less:  Valuation allowance . . .   (504,000)   (473,000)
                                  ----------------------
Deferred tax asset . . . . . . .  $       -   $       -
                                  ======================

                          CUSTOM BRANDED NETWORKS, INC.
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2004 AND 2003
                            (STATED IN U.S. DOLLARS)



6.     INCOME  TAX  LOSSES  (Continued)

At June 30, 2004, the Company has net operating losses of approximately $1,428,000, which may be carried forward to apply against future years' income for tax purposes expiring as follows:

2020  $160,000
      ========
2021  $723,000
2022  $326,000
2023  $127,000
2024  $ 92,000

                                       F-13

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our accountants on accounting or financial disclosures.

ITEM  8A.  CONTROLS  AND  PROCEDURES.

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

                                    PART III

ITEM  9.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

The following table sets forth the names, ages, and positions with CBN for each of the directors and officers of CBN.

Name                    Age          Position  (1)               Since
----                    ---          ----------------            -----
Paul  G.  Carter         42          President,  Secretary,      2002
                                     Treasurer,  Director

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

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

                                Number      Transactions   Known  Failures
                                Of  late    Not Timely      To  File  a
Name  and  principal  position  Reports      Reported      Required Form
------------------------------  ---------   ------------   ----------------
Paul  G.  Carter,  President        0            0                 1

ITEM  10.  EXECUTIVE  COMPENSATION

The following table sets forth certain information as to our officers and directors.


                        Annual Compensation Table

                 Annual Compensation               Long Term Compensation
                 -------------------               ----------------------

                                          Other                            All
                                          Annual                          Other
                                          Com-                             Com-
                                          pen-   Restricted                pen-
                     Fiscal               sa-    Stock  Options/   LTIP    sa-
Name      Title      Year  Salary   Bonus tion   Awarded SARs (#)payouts($)tion
----      -------    ----  -------  ----- ------ ------- ------- --------- ----

Paul G.
Carter    CEO
          and       2002-
          Director  2003       0      0       0      0      0         0      0

                    2003-
                    2004       0      0       0      0      0         0      0

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
821  E.  29th
North  Vancouver,  B.C.  V7K  1B6

Power  Products  Australia  Pty  Ltd.      7,235,026                  19.0%
200-220  Toogood  Road
Bayview  Heights,  Caims  4870
Queensland,  Australia

OTC Investments, Ltd.                     17,842,380(1)               32.0%
1710-1177 West Hastings Street
Vancouver, B.C.  V6E 2L3

All  Executive  officers  and
    Directors  as  a  Group  (one)              0                       0%

(1) OTC Investments, Ltd. does not hold any shares directly but is the bene-ficial holder of the shares as the holder of a senior security with the right to convert to 17,842,380 common shares within 60 days.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

The law firm of Catanese and Wells has provided legal services to the Company for which it has been compensated by the Company in cash and stock valued at a total of approximately $125,000. At the time the work was done, Mr. T. Randolph Catanese, a principal in the law firm was also a director of the Company.

Effective January 31, 2002, the Company, restructured its debt with OTC Investments, Ltd. ("OTC Investments") at 1710-1177 West Hastings Street, Vancouver, B.C. V6E 2L3. The restructuring was necessary to obtain additional financing from OTC Investments to stabilize the current financial position of the Company. The Company issued two convertible promissory notes (the "Notes") to OTC Investments. Each of the Notes is in the face amount of $500,000. One of the Notes, however, is structured as a line of credit against which approximately $392,119 has been drawn at the present time. The Notes replaced a convertible note then held by OTC Investments in the face amount of $750,000. The Notes also documented additional financing that OTC Investments had extended to the Company over the $750,000 amount. The restructuring allows OTC Investments to extend additional financing to the Company at OTC Investment's discretion until a total of $1,000,000, or the full face amount of both of Notes is reached. At OTC Investment's option, the Notes, or any portion thereof, are convertible into common shares of the Company at the rate of $0.05 of the principal balance of the Notes per common share. The conversion rate of $0.05 is not altered by any reverse split of the common shares or any recapitalization or other roll back of the equity capital of the Company. At June 30, 2004, the total advances received on the Notes totaled in the aggregate $892,119.

                                     PART IV

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Reports  on  Form  8-K

None


(b)  Exhibits
     3.1.     Articles  of  Incorporation  (1)
     3.2.     By-laws  (1)
     14.1     Code of Ethics
     21.1     Subsidiaries  (2)
     31.1 Certification of CEO and CFO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.
     32.1 Certification of CEO and CFO pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

(1)     Previously  filed  as  an exhibit to the Form 10SB on December 17, 1999.
(2)     As  filed  with  Form  10-KSB  for  the fiscal year ended June 30, 2001.

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

AUDIT  FEES

The aggregate fees billed by our auditors for professional services rendered in connection with the audit of our annual financial statements for the fiscal year ended June 30, 2003 was CAN$5,950. The aggregate fees billed by our auditors for professional services rendered in connection with the audit of our annual financial statements for the fiscal year ended June 30, 2004 was CAN$4,500.

AUDIT-RELATED  FEES

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

TAX  FEES

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended June 30, 2003 and 2004.

ALL  OTHER  FEES

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended June 30, 2003 and 2004 were $0 and $0 respectively.

                                 SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CUSTOM  BRANDED  NETWORKS,  INC.


By:  /s/ Paul G. Carter
     ----------------------------------------------
     Paul  G.  Carter,  Chief  Executive  Officer
     Director
     Date:     October 13, 2004


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:  /s/ Paul G. Carter
     ----------------------------------------------
     Paul  G.  Carter,  President,
     Secretary  and  Treasurer  and  Sole  Director
     (Principal  Executive  Officer)
     (Principal  Financial  Officer)
     (Principal  Accounting  Officer)
     (Director)
     Date:     October 13, 2004