Form 10QSB
period 2004-09-30
CUSTOM BRANDED NETWORKS INC
filed 2004-11-17
CIK 1084554

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[  X]     Quarterly  Report  pursuant  to  Section 13 or 15(d) of the Securities
          Exchange  Act  of  1934

          For  the  quarterly  period  ended  SEPTEMBER 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 48,272,532 SHARES OF $.001 PAR VALUE COMMON STOCK OUTSTANDING AS OF November 16, 2004.

                         PART 1 - FINANCIAL INFORMATION

ITEM  1.          FINANCIAL  STATEMENTS

The accompanying un-audited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended September 30, 2004 are not necessarily indicative of the results that can be expected for the year ending June 30, 2005.

                          CUSTOM BRANDED NETWORKS, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                        CONSOLIDATED FINANCIAL STATEMENTS


                               SEPTEMBER 30, 2004
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)

                          CUSTOM BRANDED NETWORKS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)


-----------------------------------------------------------------------

                                             SEPTEMBER 30     JUNE 30
                                                 2004           2004
-----------------------------------------------------------------------


ASSETS

CURRENT
Cash . . . . . . . . . . . . . . . . . . .  $           -   $         -

EQUIPMENT, net . . . . . . . . . . . . . .            735           774
                                            --------------  ------------

                                            $         735   $       774
========================================================================

LIABILITIES

CURRENT
Accounts payable and accrued liabilities .  $     326,289   $   323,663

CONVERTIBLE NOTE PAYABLE, net of discount
  (Note 5) . . . . . . . . . . . . . . . .        465,150       449,306
                                            --------------  ------------
                                                  791,439       772,969
                                            --------------  ------------

STOCKHOLDERS' DEFICIENCY

SHARE CAPITAL
Authorized:
50,000,000 common shares with a par
 value of $0.001 per share at September
 30, 2004 and June 30, 2004

Issued and outstanding:
38,372,532 common shares at
September 30, 2004 and June 30, 2004 . . .         38,373        38,373

Additional paid-in capital . . . . . . . .        636,281       636,281

DEFICIT ACCUMULATED DURING THE
  DEVELOPMENT STAGE. . . . . . . . . . . .     (1,465,358)   (1,446,849)

OTHER. . . . . . . . . . . . . . . . . . .              -             -
                                            --------------  ------------
                                                 (790,704)     (772,195)
                                            --------------  ------------
                                            $         735   $       774
========================================================================
                                   F-2


                          CUSTOM BRANDED NETWORKS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)

------------------------------------------------------------------------
                                                             INCEPTION
                                                              JUNE 28
                                   THREE MONTHS ENDED         1999 TO
                                      SEPTEMBER 30          SEPTEMBER 30
                                   2004           2003          2004
------------------------------------------------------------------------


REVENUE. . . . . . . . . . .  $           -   $         -   $   184,162
                              ------------------------------------------
EXPENSES
Administrative expenses. . .          2,949        13,659     1,434,271
Interest expense . . . . . .         15,560        13,581       152,804
Mineral property payment . .              -             -        50,000
Write down of capital assets              -             -        12,445
                              ------------------------------------------
                                     18,509        27,240     1,649,520
                              ------------------------------------------

NET LOSS FOR THE PERIOD. . .        (18,509)      (27,240)  $(1,465,358)
                                                            ============

ACCUMULATED DEFICIT,
 BEGINNING OF PERIOD . . . .     (1,446,849)   (1,351,419)
                              ----------------------------


ACCUMULATED DEFICIT,
  END OF PERIOD. . . . . . .  $  (1,465,358)  $(1,378,659)
==========================================================

LOSS PER SHARE, Basic and
 diluted . . . . . . . . . .  $       (0.01)  $     (0.01)
==========================================================

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING . . .     38,372,532    38,372,532
==========================================================

                              F-3

                          CUSTOM BRANDED NETWORKS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)

---------------------------------------------------------------------
                                                          INCEPTION
                                                           JUNE 28
                                  THREE MONTHS ENDED       1999 TO
                                     SEPTEMBER 30        SEPTEMBER 30
                                   2004         2003         2004
----------------------------------------------------------------------

CASH FLOWS FROM OPERATING
 ACTIVITIES
Loss for the period. . . . .  $     (18,509)  $(27,240)  $(1,465,358)

ADJUSTMENTS TO RECONCILE
 LOSS TO NET CASH USED BY
 OPERATING ACTIVITIES
Shares issued for other than
 cash. . . . . . . . . . . .              -     11,250        45,000
Amortization . . . . . . . .             39         48         3,078
Amortization of interest . .         15,560     13,581       152,126
Write down of capital assets              -          -        12,445
Change in accounts payable
 and accrued liabilities . .          2,626      1,934       326,289
                              ---------------------------------------
                                       (284)      (427)     (926,420)
                              ---------------------------------------

CASH FLOWS FROM INVESTING
 ACTIVITY
Purchase of capital assets .              -          -        (1,808)
                              ---------------------------------------


CASH FLOWS FROM FINANCING
 ACTIVITIES
Proceeds from loan payable
  to shareholder . . . . . .              -          -        16,097
Issue of common shares . . .              -          -        18,950
Convertible note payable . .            284        427       892,403
Cash acquired on acquisition
 of subsidiary . . . . . . .              -          -           778
                              ---------------------------------------
                                        284        427       928,228
                              ---------------------------------------
(DECREASE) INCREASE IN CASH.              -          -             -

CASH, BEGINNING OF PERIOD. .              -        894             -
                              ---------------------------------------
CASH, END OF PERIOD. . . . .  $           -   $    894   $         -
=====================================================================

                          CUSTOM BRANDED NETWORKS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

               CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY

          PERIOD FROM INCEPTION ON JUNE 28, 1999 TO SEPTEMBER 30, 2004
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)





                                                                                   DEFICIT
                                                                                 ACCUMULATED
                                    COMMON STOCK          ADDITIONAL             DURING THE
                             --------------------------     PAID-IN              DEVELOPMENT
                                SHARES         AMOUNT        CAPITAL       OTHER     STAGE       TOTAL
                             ----------------------------------------------------------------------------
Issuance of shares to
 founders . . . . . . . . .         3,465   $         3   $     18,947   $    -  $         -   $  18,950
Net loss for the period . .             -             -              -        -     (159,909)   (159,909)
                             ----------------------------------------------------------------------------
Balance, June 30, 2000. . .         3,465             3         18,947        -     (159,909)   (140,959)

Repurchase of common
 stock by consideration of
 forgiveness of loan
 payable to shareholder . .        (1,445)           (1)        16,098        -            -      16,097
                             ----------------------------------------------------------------------------
                                    2,020             2         35,045        -     (159,909)   (124,862)

Adjustment to number of
 shares issued and
 outstanding as a result of
 the reverse take-over
 transaction
Custom Branded
 Networks, Inc. . . . . . .        (2,020)           (2)             2        -            -           -
Aquistar Ventures
 (USA) Inc. . . . . . . . .    15,463,008        15,463        (15,463)       -            -           -
                             ----------------------------------------------------------------------------
                               15,463,008        15,463         19,584        -     (159,909)   (124,862)
Shares allotted in
 connection with the
 acquisition of Custom
 Branded Networks, Inc. . .    25,000,000        25,000         (9,772)       -            -      15,228
Less: Allotted and not yet
 issued . . . . . . . . . .    (8,090,476)       (8,090)         8,090        -            -           -
Common stock conversion
 rights . . . . . . . . . .             -             -        421,214        -            -     421,214
Net loss for the year . . .             -             -              -        -     (723,239)   (723,239)
                             ----------------------------------------------------------------------------
Balance, June 30, 2001. . .    32,372,532        32,373        439,116        -     (883,148)   (411,659)

Additional shares issued in
 connection with the
 acquisition of Custom
 Branded Networks, Inc. . .     1,500,000         1,500         (1,500)       -            -           -
Common stock conversion
 rights . . . . . . . . . .             -             -        109,748        -            -     109,748
Net loss for the year . . .             -             -              -        -     (326,038)   (326,038)
                             ----------------------------------------------------------------------------
Balance, June 30, 2002. . .    33,872,532        33,873        547,364        -   (1,209,186)   (627,949)

                                             F-5

                          CUSTOM BRANDED NETWORKS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

         CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY (CONTINUED)

          PERIOD FROM INCEPTION ON JUNE 28, 1999 TO SEPTEMBER 30, 2004
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)

                                                                                   DEFICIT
                                                                                 ACCUMULATED
                                    COMMON STOCK          ADDITIONAL             DURING THE
                             --------------------------     PAID-IN              DEVELOPMENT
                                SHARES         AMOUNT        CAPITAL       OTHER     STAGE       TOTAL
                             ----------------------------------------------------------------------------
Balance, June 30, 2002. .    33,872,532  $    33,873  $    547,364  $      -   $(1,209,186)  $  (627,949)

Issue of common stock for
deferred compensation
 expense. . . . . . . . .     4,500,000        4,500        40,500   (45,000)            -             -
Amortization of deferred
 compensation . . . . . .             -            -             -    22,500             -        22,500
Common stock conversion
 rights . . . . . . . . .             -            -        45,116         -             -        45,116
Net loss for the year . .             -            -             -         -      (142,233)     (142,233)
                           ------------------------------------------------------------------------------
Balance, June 30, 2003. .    38,372,532       38,373       632,980   (22,500)   (1,351,419)     (702,566)

Amortization of deferred
 compensation . . . . . .             -            -             -    22,500             -        22,500
Common stock conversion
 rights . . . . . . . . .             -            -         3,301         -             -         3,301
Net loss for the year . .             -            -             -         -       (95,430)      (95,430)
                           ------------------------------------------------------------------------------
Balance, June 30, 2004. .    38,372,532       38,373       636,281         -    (1,446,849)     (772,195)

Net loss for the period .             -            -             -         -       (18,509)      (18,509)
                           ------------------------------------------------------------------------------
Balance, September 30,
 2004                        38,372,532  $     38,373     $636,281  $      -   $(1,465,358)  $  (790,704)
                           ==============================================================================

                                                  F-6

                          CUSTOM BRANDED NETWORKS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



1.     BASIS  OF  PRESENTATION

The unaudited consolidated financial statements as of September 30, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the June 30, 2004 audited consolidated financial statements and notes thereto.


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

As shown in the accompanying financial statements, the Company has incurred a net loss of $1,465,358 for the period from April 12, 2002 (inception) to September 30, 2004, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral claims. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                          CUSTOM BRANDED NETWORKS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)

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

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a)     Consolidation

These financial statements include the accounts of the Company (a Delaware corporation), and its wholly-owned subsidiary, Custom Branded Networks, Inc. (a Nevada corporation).

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

                          CUSTOM BRANDED NETWORKS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)

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

                          CUSTOM BRANDED NETWORKS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



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

                          CUSTOM BRANDED NETWORKS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)

4.        CAPITAL ASSETS

                                      SEPTEMBER 30           JUNE 30
                                          2004                 2004
                    ---------------------------------------- --------
                                     ACCUMULATED    NET BOOK NET BOOK
                        COST         DEPRECIATION     VALUE   VALUE
                    -------------------------------------------------
Computer equipment  $       1,808  $         1,808  $    -  $      -
Office equipment .          3,380            2,645     735       774
                    -------------------------------------------------
                    $       5,188  $         4,453  $  735  $    774
                    =================================================

5.     CONVERTIBLE  NOTE  PAYABLE

On January 31, 2002, the Company executed $1,000,000 aggregate principal amount of convertible notes due not earlier than January 31, 2009. The Company has received $892,402 in advances through to September 30, 2004. The notes bear no interest until the maturity date, and interest at 5% per annum on any remaining principal balance after the maturity date. The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of the Company's common stock at a conversion price of $0.05 per share, and each converted share includes a warrant to purchase an additional common stock share at an exercise price of $0.05 per share. The warrants expire three years from the grant day.

Because the market interest rate on similar types of notes was approximately 14% per annum the day the notes were issued, the Company has recorded a discount of $579,378 related to the beneficial conversion feature. The discount will be amortized as interest expense over the life of the convertible notes, or sooner upon conversion. During the period, the Company recorded interest expense of $15,560 (2003 - $13,581).

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS

Plan  of  Operations:
---------------------

At September 30, 2004, the Company had no cash on hand. Expenses for the fiscal quarter covered by this report totaled $18,509.00 giving the Company a net loss for the quarter of $18,509.00 since the Company has no operating revenues at the present time. To sustain the business operations of the Company, the Company must obtain additional capital. The Company's current plans are to borrow money as needed to sustain current operations. Since inception, the Company has executed $1,000,000 in the aggregate principal amount of convertible notes. The Company has received $892,402 in advances against the notes through September 30 2004. The Company hopes to obtain additional advances against the notes in order to sustain the business operations of the Company. However, the holder of the notes is not obligated to fund the notes further and may not be willing to do so, in which event the Company will need to obtain funding from some other source.

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

The company recently announced on October 27, 2004, that it was in negotiations to acquire a major proven resource. The Board of Directors is pleased to report that these negotiations are proceeding forward. The project is a high grade Uranium deposit. Management has engaged consultants to assist with the due diligence process and with the completion of the acquisition. The company is committed to acquiring a substantial interest in the energy and resource sector.

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

None.


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

CUSTOM  BRANDED  NETWORKS,  INC.

Date:     November 16,  2004


By:  /s/ Paul G. Carter
     -------------------------------------
     Paul  G.  Carter
     Principal  Executive  Officer
     Principal  Financial  Officer
     Chief  Accounting  Office