Form 10QSB
period 2004-12-31
CUSTOM BRANDED NETWORKS INC
filed 2005-02-14
CIK 1084554

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[  X]     Quarterly  Report  pursuant  to  Section 13 or 15(d) of the Securities
          Exchange  Act  of  1934

          For  the  quarterly  period  ended  DECEMBER 31, 2004

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 48,272,532 SHARES OF $.001 PAR VALUE COMMON STOCK OUTSTANDING AS OF DECEMBER 31, 2004.

                         PART 1 - FINANCIAL INFORMATION

ITEM  1.          FINANCIAL  STATEMENTS

The accompanying un-audited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended December 31, 2004 are not necessarily indicative of the results that can be expected for the year ending June 30, 2005.

                          CUSTOM BRANDED NETWORKS, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                        CONSOLIDATED FINANCIAL STATEMENTS


                               DECEMBER 30, 2004
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)

                          CUSTOM BRANDED NETWORKS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)


-----------------------------------------------------------------------

                                             DECEMBER 30     JUNE 30
                                                 2004           2004
-----------------------------------------------------------------------


ASSETS

CURRENT
Cash . . . . . . . . . . . . . . . . . . .  $           -   $         -

EQUIPMENT, net . . . . . . . . . . . . . .            696           774
                                            --------------  ------------

                                            $         696   $       774
========================================================================

LIABILITIES

CURRENT
Accounts payable and accrued liabilities .  $     315,818   $   323,663

CONVERTIBLE NOTE PAYABLE, net of discount
  (Note 5) . . . . . . . . . . . . . . . .        491,280       449,306
                                            --------------  ------------
                                                  807,098       772,969
                                            --------------  ------------

STOCKHOLDERS' DEFICIENCY

SHARE CAPITAL
Authorized:
50,000,000 common shares with a par
 value of $0.001 per share at September
 30, 2004 and June 30, 2004

Issued and outstanding:
38,372,532 common shares at
December 31, 2004 and June 30, 2004  . . .         38,373        38,373

Additional paid-in capital . . . . . . . .        636,281       636,281

DEFICIT ACCUMULATED DURING THE
  DEVELOPMENT STAGE. . . . . . . . . . . .     (1,481,056)   (1,446,849)

OTHER. . . . . . . . . . . . . . . . . . .              -             -
                                            --------------  ------------
                                                 (806,402)     (772,195)
                                            --------------  ------------
                                            $         696   $       774
========================================================================
                                   F-2


                          CUSTOM BRANDED NETWORKS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)

-----------------------------------------------------------------------------------------------
                                                                                    INCEPTION
                                                                                     JUNE 18
                               THREE MONTHS ENDED           SIX MONTHS ENDED         1999 TO
                                  DECEMBER 31                 DECEMBER 31           DECEMBER 31
                               2004          2003          2004          2003          2004
-----------------------------------------------------------------------------------------------

REVENUE . . . . . . . . .  $         -   $         -   $         -   $         -   $   184,162
                           --------------------------------------------------------------------
EXPENSES
Administrative expenses .          139        16,425         3,087        30,084     1,434,410
Interest expense. . . . .       15,560        13,581        31,120        27,162       168,364
Mineral property
  payment . . . . . . . .            -             -             -             -        50,000
Write down of capital
 assets . . . . . . . . .            -             -             -             -        12,445
                           --------------------------------------------------------------------
                                15,699        30,006        34,207        57,246     1,665,219
                           --------------------------------------------------------------------

NET LOSS FOR THE PERIOD .      (15,699)      (30,006)      (34,207)      (57,246)  $(1,481,057)
===============================================================================================


LOSS PER SHARE, Basic and
 diluted. . . . . . . . .  $     (0.01)  $     (0.01)  $     (0.01)  $     (0.01)
=================================================================================

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING. .   38,372,352    38,372,352    38,372,532    38,372,532
=================================================================================

                                        F-3

                          CUSTOM BRANDED NETWORKS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)

---------------------------------------------------------------------
                                                          INCEPTION
                                                           JUNE 28
                                   SIX MONTHS ENDED       1999 TO
                                     DECEMBER 31         DECEMBER 31
                                   2004         2003         2004
----------------------------------------------------------------------

CASH FLOWS FROM OPERATING
 ACTIVITIES
Loss for the period. . . . .  $     (34,207)  $(57,246)  $(1,481,056)

ADJUSTMENTS TO RECONCILE
 LOSS TO NET CASH USED BY
 OPERATING ACTIVITIES
Shares issued for other than
 cash. . . . . . . . . . . .              -     22,500        45,000
Amortization . . . . . . . .             78         97         3,117
Amortization of interest . .         31,120     27,162       167,686
Write down of capital assets              -          -        12,445
Change in accounts payable
 and accrued liabilities . .         (7,845)     3,403       315,818
                              ---------------------------------------
                                    (10,854)    (4,084)     (936,990)
                              ---------------------------------------

CASH FLOWS FROM INVESTING
 ACTIVITY
Purchase of capital assets .              -          -        (1,808)
                              ---------------------------------------


CASH FLOWS FROM FINANCING
 ACTIVITIES
Proceeds from loan payable
  to shareholder . . . . . .              -          -        16,097
Issue of common shares . . .              -          -        18,950
Convertible note payable . .         10,854      4,084       902,973
 Cash acquired on acquisition
 of subsidiary . . . . . . .              -          -           778
                              ---------------------------------------
                                     10,854      4,084       938,798
                              ---------------------------------------
(DECREASE) INCREASE IN CASH.              -          -             -

CASH, BEGINNING OF PERIOD. .              -        894             -
                              ---------------------------------------
CASH, END OF PERIOD. . . . .  $           -   $    894   $         -
=====================================================================

                          CUSTOM BRANDED NETWORKS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

               CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY

          PERIOD FROM INCEPTION ON JUNE 28, 1999 TO DECEMBER 31, 2004
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)

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

                                             F-5

                          CUSTOM BRANDED NETWORKS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

         CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY (CONTINUED)

          PERIOD FROM INCEPTION ON JUNE 28, 1999 TO DECEMBER 31, 2004
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)

                                                                                   DEFICIT
                                                                                 ACCUMULATED
                                    COMMON STOCK           ADDITIONAL            DURING THE
                             --------------------------     PAID-IN              DEVELOPMENT
                                SHARES         AMOUNT        CAPITAL       OTHER     STAGE       TOTAL
                             ----------------------------------------------------------------------------
Balance, June 30, 2002. .    33,872,532  $    33,873  $    547,364  $      -   $(1,209,186)  $  (627,949)

Issue of common stock for
deferred compensation
 expense. . . . . . . . .     4,500,000        4,500        40,500   (45,000)            -             -
Amortization of deferred
 compensation . . . . . .             -            -             -    22,500             -        22,500
Common stock conversion
 rights . . . . . . . . .             -            -        45,116         -             -        45,116
Net loss for the year . .             -            -             -         -      (142,233)     (142,233)
                           ------------------------------------------------------------------------------
Balance, June 30, 2003. .    38,372,532       38,373       632,980   (22,500)   (1,351,419)     (702,566)

Amortization of deferred
 compensation . . . . . .             -            -             -    22,500             -        22,500
Common stock conversion
 rights . . . . . . . . .             -            -         3,301         -             -         3,301
Net loss for the year . .             -            -             -         -       (95,430)      (95,430)
                           ------------------------------------------------------------------------------
Balance, June 30, 2004. .    38,372,532       38,373       636,281         -    (1,446,849)     (772,195)

Net loss for the period .             -            -             -         -       (34,207)      (34,207)
                           ------------------------------------------------------------------------------
Balance, December 31,
 2004                        38,372,532  $     38,373     $636,281  $      -   $(1,481,056)  $  (806,402)
                           ==============================================================================

                          CUSTOM BRANDED NETWORKS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2004
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



1.     BASIS  OF  PRESENTATION

The unaudited consolidated financial statements as of December 31, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the June 30, 2004 audited consolidated financial statements and notes thereto.


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

As shown in the accompanying financial statements, the Company has incurred a net loss of $1,481,056 for the period from April 12, 2002 (inception) to December 31, 2004, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral claims. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                          CUSTOM BRANDED NETWORKS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2004
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)

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

                          CUSTOM BRANDED NETWORKS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2004
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)

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

                          CUSTOM BRANDED NETWORKS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2004
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



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

                          CUSTOM BRANDED NETWORKS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2004
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)

4.        CAPITAL ASSETS

                                      DECEMBER 31            JUNE 30
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

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS

Plan  of  Operations:
---------------------

At December 31, 2004, the Company had no cash on hand. Expenses for the fiscal quarter covered by this report totaled $15,699.00 giving the Company a net loss for the quarter of $15,699.00 since the Company has no operating revenues at the present time. To sustain the business operations of the Company, the Company must obtain additional capital. The Company's current plans are to borrow money as needed to sustain current operations. Since inception, the Company has executed $1,000,000 in the aggregate principal amount of convertible notes. The Company has received $892,402 in advances against the notes. The Company hopes to obtain additional advances against the notes in order to sustain the business operations of the Company. However, the holder of the notes is not obligated to fund the notes further and may not be willing to do so, in which event the Company will need to obtain funding from some other source.

Since 2001, the business plan for the Company has been to provide Internet solutions to businesses and private organizations. However, since May of 2003, we have been actively looking for other business opportunities that would provide the Company with economic opportunity. Since that time, we have investigated several businesses and assets that we believed would have been excellent opportunities for the Company but as of yet have made no acquisitions. At the present time we are investigating several business opportunities that we believe have substantial economic potential. We hope we will succeed in negotiating the acquisition of one or more of these opportunities.

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

Date:     February 14, 2005


By:  /s/ Paul G. Carter
     -------------------------------------
     Paul  G.  Carter
     Principal  Executive  Officer
     Principal  Financial  Officer
     Chief  Accounting  Office