Form 10QSB
period 2005-03-31
CUSTOM BRANDED NETWORKS INC
filed 2005-05-17
CIK 1084554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended MARCH 31, 2005

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period to

Commission File Number  000-28535

NOVASTAR RESOURCES LTD.
(Exact name of small Business Issuer as specified in its charter)

NEVADA	91-1975651
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

821 E. 29TH
NORTH VANCOUVER, B.C. V7K 1B6

(Address of principal executive offices) (Zip Code)

Issuer's telephone number, including area code: 604-904-6946

CUSTOM BRANDED NETWORKS, INC.
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 73,172,532 SHARES OF $.001 PAR VALUE COMMON STOCK OUTSTANDING AS OF MARCH 31, 2005.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying un-audited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended March 31, 2005 are not necessarily indicative of the results that can be expected for the year ending June 30, 2005.

CUSTOM BRANDED NETWORKS, INC.
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005
(Unaudited)
(Stated in U.S. Dollars)

CUSTOM BRANDED NETWORKS, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	MARCH 31	JUNE 30
	2005	2004

ASSETS

Equipment, net	$657	$774

LIABILITIES

Current
Accounts payable and accrued liabilities	$226,373	$323,663

Convertible Note Payable, net of discount (Note 2)	-	449,306
	226,373	772,969

STOCKHOLDERS’ DEFICIENCY

Share Capital
Authorized (Note 4):
250,000,000 common shares with a par value of $0.001 per share
50,000,000 preferred shares with a par value of $0.001 per share (none issued)

Issued and outstanding:
73,172,532 common shares at March 31, 2005 and
38,372,532 common shares at June 30, 2004	73,173	38,373

Additional paid-in capital	2,687,299	636,281

Deficit Accumulated During The Development Stage	(2,803,236)	(1,446,849)

Deferred Compensation	(182,952)	-
	(225,716)	(772,195)

	$657	$774

CUSTOM BRANDED NETWORKS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					INCEPTION
					JUNE 18
	THREE MONTHS ENDED		NINE MONTHS ENDED		1999 TO
	MARCH 31		MARCH 31		MARCH 31
	2005	2004	2005	2004	2005

Revenue	$-	$-	$-	$-	$184,162

Expenses
Administrative expenses	77,439	3,432	80,526	33,516	1,511,848
Consulting fees	833,048	-	833,048	-	833,048
Interest expense	411,693	13,581	442,813	40,743	580,057
Mineral property payment	-	-	-	-	50,000
Write down of capital assets	-	-	-	-	12,445
	1,322,180	17,013	1,356,387	74,259	2,987,398

Net Loss For The Period	$(1,322,180)	$(17,013)	$(1,356,387)	$(74,259)	$(2,803,236)

Basic And Diluted Loss Per Share	$(0.02)	$(0.01)	$(0.03)	$(0.01)

Weighted Average Number Of Shares Outstanding	65,722,532	38,372,352	50,110,123	38,372,532

CUSTOM BRANDED NETWORKS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			INCEPTION
			JUNE 28
	NINE MONTHS ENDED		1999 TO
	MARCH 31		MARCH 31
	2005	2004	2005

Operating Activities
Net loss for the period	$(1,356,387)	$(74,259)	$(2,803,236)

Adjustments To Reconcile Loss To Net Cash Used By Operating Activities
Shares issued for other than cash	733,048	22,500	778,048
Amortization	117	145	3,156
Amortization of interest	442,813	40,743	579,379
Write down of capital assets	-	-	12,445
Change in accounts payable and accrued liabilities	72,528	6,449	396,191
	(107,881)	(4,422)	(1,034,017)

Investing Activity
Purchase of capital assets	-	-	(1,808)

Financing Activities
Proceeds from loan payable to shareholder	-	-	16,097
Issue of common shares	-	-	18,950
Convertible note payable	107,881	4,422	1,000,000
Cash acquired on acquisition of subsidiary	-	-	778
	107,881	4,422	1,035,825

(Decrease) Increase In Cash	-	-	-

Cash, Beginning Of Period	-	894	-

Cash, End Of Period	$-	$894	$-

CUSTOM BRANDED NETWORKS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIENCY

PERIOD FROM INCEPTION ON JUNE 28, 1999 TO MARCH 31, 2005
(Unaudited)
(Stated in U.S. Dollars)

					DEFICIT
					ACCUMULATED
			ADDITIONAL		DURING THE
	COMMON STOCK		PAID-IN	DEFERRED	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	COMPENSATION	STAGE	TOTAL

Issuance of shares to founders	3,465	$3	$18,947	$-	$-	$18,950
Net loss for the period	-	-	-	-	(159,909)	(159,909)

Balance, June 30, 2000	3,465	3	18,947	-	(159,909)	(140,959)

Repurchase of common stock by consideration of forgiveness of loan payable to shareholder	(1,445)	(1)	16,098	-	-	16,097
	2,020	2	35,045	-	(159,909)	(124,862)
Adjustment to number of shares issued and outstanding as a result of the reverse take-over transaction
Custom Branded Networks, Inc.	(2,020)	(2)	2	-	-	-
Aquistar Ventures (USA) Inc.	15,463,008	15,463	(15,463)	-	-	-
	15,463,008	15,463	19,584	-	(159,909)	(124,862)
Shares allotted in connection with the acquisition of Custom Branded Networks, Inc.	25,000,000	25,000	(9,772)	-	-	15,228
Less: Allotted and not yet issued	(8,090,476)	(8,090)	8,090	-	-	-
Common stock conversion rights	-	-	421,214	-	-	421,214
Net loss for the year	-	-	-	-	(723,239)	(723,239)

Balance, June 30, 2001	32,372,532	32,373	439,116	-	(883,148)	(411,659)

CUSTOM BRANDED NETWORKS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIENCY (Continued)

PERIOD FROM INCEPTION ON JUNE 28, 1999 TO MARCH 31, 2005
(Unaudited)
(Stated in U.S. Dollars)

					DEFICIT
					ACCUMULATED
			ADDITIONAL		DURING THE
	COMMON STOCK		PAID-IN	DEFERRED	EXPLORATION
	SHARES	AMOUNT	CAPITAL	COMPENSATION	STAGE	TOTAL

Balance, June 30, 2001	32,372,532	$32,373	$439,116	$-	$(883,148)	$(411,659)

Additional shares issued in connection with the acquisition of Custom Branded Networks, Inc.	1,500,000	1,500	(1,500)	-	-	-
Common stock conversion rights	-	-	109,748	-	-	109,748
Net loss for the year	-	-	-	-	(326,038)	(326,038)

Balance, June 30, 2002	33,872,532	33,873	547,364	-	(1,209,186)	(627,949)

Issue of common stock for deferred compensation expense	4,500,000	4,500	40,500	(45,000)	-	-
Amortization of deferred compensation	-	-	-	22,500	-	22,500
Common stock conversion rights	-	-	45,116	-	-	45,116
Net loss for the year	-	-	-	-	(142,233)	(142,233)

Balance, June 30, 2003	38,372,532	38,373	632,980	(22,500)	(1,351,419)	(702,566)

Amortization of deferred compensation	-	-	-	22,500	-	22,500
Common stock conversion rights	-	-	3,301	-	-	3,301
Net loss for the year	-	-	-	-	(95,430)	(95,430)

Balance, June 30, 2004	38,372,532	38,373	636,281	-	(1,446,849)	(772,195)

CUSTOM BRANDED NETWORKS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIENCY (Continued)

PERIOD FROM INCEPTION ON JUNE 28, 1999 TO MARCH 31, 2005
(Unaudited)
(Stated in U.S. Dollars)

					DEFICIT
					ACCUMULATED
			ADDITIONAL		DURING THE
	COMMON STOCK		PAID-IN	DEFERRED	EXPLORATION
	SHARES	AMOUNT	CAPITAL	COMPENSATION	STAGE	TOTAL

Balance, June 30, 2004	38,372,532	$38,373	$636,281	$-	$(1,446,849)	$(772,195)

Issue of common stock for services	14,800,000	14,800	901,200	(182,952)	-	733,048
Issue of common stock for convertible notes	20,000,000	20,000	980,000	-	-	1,000,000
Forgiveness of debt	-	-	169,818	-	-	169,818
Net loss for the period	-	-	-	-	(1,356,387)	(1,356,387)

Balance, March 31, 2005	73,172,532	$73,173	$2,687,299	$(182,952)	$(2,803,236)	$(225,716)

CUSTOM BRANDED NETWORKS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited consolidated financial statements as of March 31, 2005 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the June 30, 2004 audited consolidated financial statements and notes thereto.

2. CONVERTIBLE NOTE PAYABLE

On January 31, 2002, the Company executed $1,000,000 aggregate principal amount of convertible notes due not earlier than January 31, 2009. The Company had received $1,000,000 in advances through to March 31, 2005. The notes bore no interest until the maturity date. On January 20, 2005, the Company issued 20,000,000 common shares at a price of $0.05 per share and 20,000,000 warrants to the holder on conversion of the notes. The warrants are exercisable at a price of $0.05 per share until January 20, 2008.

Because the market interest rate on similar types of notes was approximately 14% per annum the day the notes were issued, the Company has recorded a discount of $579,378 related to the beneficial conversion feature. The discount was fully amortized as interest expense upon conversion.

3.	RELATED PARTIES

During the three month period ended March 31, 2005, two former directors forgave $169,818 of accounts payable owned to them. This resulted in a charge to additional paid-in capital.

During the three month period ended March 31, 2005, the Company issued 2,000,000 common shares to a director for consulting services rendered at a value of $40,000.

CUSTOM BRANDED NETWORKS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005
(Unaudited)
(Stated in U.S. Dollars)

4.	SUBSEQUENT EVENTS

Effective May 10, 2005, the Company changed its name to Novastar Resources Ltd., and increased its authorized capital to 250,000,000 common shares with a par value of $0.001 per share, and 50,000,000 preferred shares with a par value of $0.001 per share.

(Stated in U.S. Dollars)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Plan of Operations:
---------------------

At March 31, 2005, the Company had no cash on hand. Expenses for the fiscal quarter covered by this report totaled $1,322,180 giving the Company a net loss for the quarter of $1,322,180 since the Company has no operating revenues at the present time. This level of expense is an increase of approximately 84 times the expense of the prior fiscal quarter and is attributable mainly consulting fees paid to consultants that are moving the Company forward into the natural resource industry. The consulting fees were paid through the issuance of stock. Accordingly, the consulting fees do not represent cash payment or accrual on the part of the Company. The Company does have plans, however, to borrow money as needed to sustain current operations that require cash payment.

Since 2001, the business plan for the Company has been to provide Internet solutions to businesses and private organizations. However, since May of 2003, we have been actively looking for other business opportunities that would provide the Company with economic opportunity. Since that time, we have investigated several businesses and assets that we believed would have been excellent opportunities for the Company but as of yet have made no acquisitions. However, on May 1, 2005, the Company entered into an agreement through which it is entitled to acquire up to a 92.25% interest in mineral properties located in North Queensland, Australia. Our business plan for the next 12 months is to pursue the business opportunity represented by that agreement.

Forward-Looking Statements:

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

ITEM 3. CONTROLS AND PROCEDURES.

We have evaluated, with the participation of our Principal Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2005. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission's rules and forms. During the quarterly period covered by this report, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

During the three month period ended March 31, 2005, the Company issued 2,000,000 common shares to an affiliate of the Company for consulting services rendered at a value of $40,000. The Company also issued 20,000,000 common shares to the same person upon the conversion of $1,000,000 in debt owed by the Company to that person. These stock issuances were exempt from registration pursuant to Section 4(2) of the Securities Exchange Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 12, 2005, the Company held a special meeting of is shareholders at which the shareholders approved changing the name of the Company to Novastar Resources Ltd., authorizing 50,000,000 shares of preferred stock, and increasing the authorized common stock of the Company to 250,000,000 shares. 58% of the common stock of the Company attended the meeting either in person or by proxy and voted in favor of the proposals.

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

NOVASTAR RESOURCES LTD.

Date: May 16, 2005

By: /s/ Paul G. Carter
Paul G. Carter
Principal Executive Officer
Principal Financial Officer
Chief Accounting Office