Form 10KSB
period 2005-06-30
NOVASTAR RESOURCES LTD.
filed 2005-10-14
CIK 1084554

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

---------------------

FORM 10-KSB
-------------

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2005

OR

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-28535
---------------------

NOVASTAR RESOURCES LTD.
------------------------------------------------------
(Exact Name of Registrant as Specified in its Charter)

Nevada	91-1975651
(State or other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification Number)

1 East Liberty Street, Suite 6000, Reno, Nevada  89501
------------------------------------------------------------
(Address of Principal Executive Offices) (Zip Code)

(775) 686-6182
--------------
(Registrant's Telephone Number, Including Area Code)
---------------------

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to the filing requirements for the past 90 days: Yes /x/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: / /

State issuer's revenues for its most recent fiscal year ended June 30, 2005: $-0-

Aggregate market value of outstanding Common Stock held by non-affiliates: As of October 11, 2005, the aggregate market value of outstanding Common Stock of the registrant held by non-affiliates was approximately $17,846,400.

Outstanding Common Stock: As of October 11, 2005, the Company had 91,360,032 shares of Common Stock outstanding. NIL additional shares are potentially outstanding pursuant to options which have vested or will vest within 60 days of October 11, 2005. As of the date of filing this report, no options have been exercised.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

TABLE OF CONTENTS
-----------------

USE OF NAMES
------------

In this report, the terms "Novastar", “our”, “we” and "Company", unless the context otherwise requires, mean Novastar Resources Ltd. and its subsidiaries.

CURRENCY
--------

Unless otherwise specified, all dollar amounts in this report are expressed in United States dollars.

UNCERTAINTY OF FORWARD-LOOKING STATEMENTS
-----------------------------------------

This document, including any documents that are incorporated by reference as set forth on the face page under "Documents incorporated by reference", contains forward-looking statements concerning, among other things, mineralized material, proven or probable reserves and cash operating costs. Such statements are typically punctuated by words or phrases such as "anticipates", “expects”, "estimates", "projects", "foresees", "management believes", "believes" and words or phrases of similar import. Such statements are subject to certain risks, uncertainties or assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors that could cause actual results to differ materially from those in such forward-looking statements are identified in this document under "Part I--Item 1. Description of the Business and Risk Factors". Novastar assumes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such statements.

PART I

ITEM 1. DESCRIPTION OF BUSINESS AND RISK FACTORS

General Overview
----------------

Novastar is currently a development stage mineral exploration company. As of fiscal year-end June 30, 2005, Novastar had no mineral properties. Subsequently, Novastar acquired mineral leases and claims located in Alabama, USA and North Queensland, Australia, respectively. These are exploration stage mineral properties prospective for Thorium and other rare Earth Minerals (“REM”).

The Company's objective is to become a global supplier of Thorium to the nuclear energy industry.

The phosphate mineral monazite, which exists as a sand, contains concentrations of Thorium Oxide as well as other REM. All commercially viable Thorium metal is extracted from monazite.

Utilizing Thorium based nuclear fuels has several important societal benefits, such as safety benefits, environmental benefits, and non-proliferation benefits. Thorium is more abundant, more efficient and safer to use as a reactor fuel than uranium. Also important, Thorium reactors leave behind very little plutonium, meaning less material available for making nuclear weapons.

To this end, the Company has acquired, and plans to acquire, both physical properties and rights to properties that contain monazite deposits. Properties of interest to us contain both monazite stockpiles and in ground concentrations of monazite.

Corporate History
----------------

Novastar Resources Ltd. was incorporated under the laws of the state of Nevada on February 2, 1999, under the name of Aquistar Ventures (USA) Inc. The Company was organized for the purpose of exploring for and, if possible, developing mineral properties primarily in the province of Ontario, Canada, through its wholly owned subsidiary, Aquistar Ventures Inc. ("Aquistar Canada"). Aquistar Canada was incorporated under the laws of the province of British Columbia, Canada, on April 13, 1995 and is now inactive.

On February 2, 2001, the Company acquired 100% of the issued and outstanding capital stock of Custom Branded Networks, Inc. (“CBN”), a Delaware orporation, in exchange for 25,000,000 common shares of the Company. The Company then changed its name to Custom Branded Networks, Inc. on or about May 29, 2001. The business of CBN, the Delaware corporation which was the Company's wholly owned subsidiary, was the provision of turnkey private label Internet solutions to businesses and private organizations.

The current addresses, telephone and facsimile numbers of the offices of the Company are:

USA Office	Canada Office

1 E. Liberty Street	821 E. 29th Street
Suite 6000	North Vancouver,
Reno, Nevada, 89501	B.C. V7K 1B6
Tel: (775) 686-6182	Tel: (604) 904-6949
Fax: 775-686-6066	Fax: 604-904-6946

Property Interests and Mining Claims
------------------------------------------

As of June 30, 2005 the Company held no minerals properties. Subsequently, Novastar acquired leases and claims located in Alabama, USA and North Queensland, Australia, respectively. These are exploration stage mineral properties prospective for Thorium and other Rare Earth Minerals(“REM”).

Employees
---------

As of June 30, 2005 the Company had only one officer and employee, Mr. Paul G. Carter, President & CEO. Subsequently, Mr. Sean Mulhearn joined the Company as Corporate Secretary.

The Company uses consultants with specific skills to assist with various aspects of its project evaluation, due diligence, acquisition initiatives, corporate governance and business development.

Government Regulation
---------------------

Mining operations and exploration activities are subject to various national, state, provincial and local laws and regulations in the United States, Canada and Australia, as well as other jurisdictions, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. The Company has obtained, has pending or will make applications for those licenses, permits and other authorizations required to conduct its exploration activities on its leases and claims located in Alabama, USA and North Queensland, Australia, respectively.

Such approval may involve many levels of government (i.e. Federal, State, Provincial, County and/or City approval), and the Company cannot guarantee that all such approvals will be successfully obtained.

The Company's exploration projects are subject to various regulations governing protection of the environment, both in North America and in Australia. These laws are continually changing and, as a general matter, are becoming more restrictive. The Company's policy is to conduct business in a way that safeguards public health and the environment.

The Company believes that it is and will continue to be in compliance in all material respects with applicable statutes and regulations.

Changes to laws and regulations in the jurisdictions where the Company operates or may operate in the future could require additional capital expenditures and increased operating costs. Although the Company is unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could impact the economics of its projects.

The Company estimates that it will not incur material capital expenditures for environmental control facilities during the 2006 fiscal year.

Competition
-----------

The Company competes with other mining companies in connection with the acquisition of prospective properties and mineral rights. There is competition for the limited number of opportunities, some of which is with other companies having substantially greater financial resources than the Company. As a result, the Company may have difficulty acquiring attractive projects at reasonable prices.

The Company believes no single company has sufficient market power to affect the price or supply of Thorium, Rare Earth Minerals or other minerals in the world market.

Recent Events
-------------------

Effective May 9, 2005, by action of the majority shareholders, the Company changed its name to Novastar Resources Ltd.

Also effective May 9, 2005, Novastar began trading under the new symbol of "NVAS" and had the new CUSIP number of 669886 10 3.

On September 14, 2005 the Company entered into an agreement with American Graphite Holdings, an Alabama sole proprietorship, under which Novastar was assigned all mineral rights located on certain properties located in the Clay County District of Alabama and commonly referred to as the Ashland Graphite Properties.

On September 14, 2005 the Company entered into an agreement with Walter Doyle whereby the Company will acquire an undivided 100% interest in and to any deposits of Thorium, Monazite and other Rare Earth Minerals on certain mining properties in North Queensland, Australia. In consideration for obtaining its interest the Company agreed to issue 5,000,000 restricted shares of common stock to Walter Doyle, an arm’s length party and in addition the Company is obliged to incur certain exploration expenditures. Mr. Doyle also retains a 2.5% net smelter return royalty on the property.

Effective September 30, 2005 the Company closed a $680,500 private placement of its common stock and warrants.

Risk Factors

The following risk factors should be considered in connection with an evaluation of the business of the Company:

THE COMPANY'S LIMITED OPERATING HISTORY MAKES IT DIFFICULT FOR YOU TO JUDGE ITS PROSPECTS.

The Company has a limited operating history upon which an evaluation of the Company, its current business and its prospects can be based. You should consider any purchase of the Company's shares in light of the risks, expenses and problems frequently encountered by all companies in the early stages of its corporate development.

LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.

For the twelve month period ending June 30, 2005 the Company had an operating loss of $2,691,516. At June 30, 2005, the Company had a working capital deficit of $224,178. Subsequent to year-end the Company raised $680,500 in an oversubscribed private placement of shares and warrants. While these proceeds meet the Company’s foreseeable needs for the next 12 months, the Company may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. If the Company needs to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of the Company's outstanding common stock.

THE VALUE AND TRANSFERABILITY OF THE COMPANY'S SHARES MAY BE ADVERSELY IMPACTED BY THE LIMITED TRADING MARKET FOR ITS SHARES AND THE PENNY STOCK RULES.

There is only a limited trading market for the Company's shares. The Company's common stock is traded in the over-the-counter market and "bid" and "asked" quotations regularly appear on the OTC-Bulletin Board under the symbol "NVAS". There can be no assurance that the Company's common stock will trade at prices at or above its present level, and an inactive or illiquid trading market may have an adverse impact on the market price. In addition, holders of the Company's common stock may experience substantial difficulty in selling their securities as a result of the "penny stock rules," which restrict the ability of brokers to sell certain securities of companies whose assets or revenues fall below the thresholds established by those rules.

FUTURE SALES OF SHARES MAY ADVERSELY IMPACT THE VALUE OF THE COMPANY'S STOCK.

If required, the Company may seek to raise additional capital through the sale of common stock. Future sales of shares by the Company or its stockholders could cause the market price of its common stock to decline.

MINERAL EXPLORATION AND DEVELOPMENT ACTIVITIES ARE SPECULATIVE IN NATURE.

Resource exploration and development is a speculative business, characterized by a number of significant risks including, among other things, unprofitable efforts resulting not only from the failure to discover mineral deposits but from finding mineral deposits which, though present, are insufficient in quantity and quality to return a profit from production. The marketability of minerals acquired or discovered by the Company may be affected by numerous factors which are beyond the control of the Company and which cannot be accurately predicted, such as market fluctuations, the proximity and capacity of milling facilities, mineral markets and processing equipment and such other factors as government regulations, including regulations relating to royalties, allowable production, importing and exporting of minerals and environmental protection, the combination of which factors may result in the Company not receiving an adequate return of investment capital.

Substantial expenditures are required to establish mineral reserves through drilling, to develop metallurgical processes to extract the metal from the ore and, in the case of new properties, to develop the mining and processing facilities and infrastructure at any site chosen for mining. Although substantial benefits may be derived from the discovery of a major mineralized deposit, no assurance can be given that minerals will be discovered in sufficient quantities and grades to justify commercial operations or that funds required for development can be obtained on a timely basis. Estimates of reserves, mineral deposits and production costs can also be affected by such factors as environmental permitting regulations and requirements, weather, environmental factors, unforeseen technical difficulties, unusual or unexpected geological formations and work interruptions. In addition, the grade of ore ultimately mined may differ from that indicated by drilling results. Short term factors relating to reserves, such as the need for orderly development of ore bodies or the processing of new or different grades, may also have an adverse effect on mining operations and on the results of operations. Material changes in ore reserves, grades, stripping ratios or recovery rates may affect the economic viability of any project.

THE COMPANY WILL BE SUBJECT TO OPERATING HAZARDS AND RISKS WHICH MAY ADVERSELY AFFECT THE COMPANY'S FINANCIAL CONDITION.

Mineral exploration involves many risks, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. The Company's operations will be subject to all the hazards and risks normally incidental to exploration, development and production of minerals and metals, such as unusual or unexpected formations, cave-ins or pollution, all of which could result in work stoppages, damage to property and possible environmental damage. The Company does not have general liability insurance covering its operations and does not presently intend to obtain liability insurance as to such hazards and liabilities. Payment of any liabilities as a result could have a materially adverse effect upon the Company's financial condition

THE COMPANY'S ACTIVITIES WILL BE SUBJECT TO ENVIRONMENTAL AND OTHER INDUSTRY REGULATIONS WHICH COULD HAVE AN ADVERSE EFFECT ON THE FINANCIAL CONDITION OF THE COMPANY.

The Company's activities are subject to environmental regulations promulgated by government agencies from time to time. Environmental legislation generally provides for restrictions and prohibitions on spills, releases or emissions of various substances produced in association with certain mining industry operations, which would result in environmental pollution. A breach of such legislation may result in imposition of fines and penalties. In addition, certain types of operations require the submission and approval of environmental impact assessments. Environmental legislation is evolving in a manner which means stricter standards and enforcement, fines and penalties for non-compliance are more stringent.

Environmental assessments of proposed projects carry a heightened degree of responsibility for companies and directors, officers and employees. The cost of compliance with changes in governmental regulations could have an adverse effect on the financial condition of the Company.

The operations of the Company including exploration and development activities and commencement of production on its properties, require permits from various federal, state, provincial and local governmental authorities and such operations are and will be governed by laws and regulations governing prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. Companies engaged in the development and operation of mines and related facilities generally experience increased costs and delays in production and other schedules as a result of the need to comply with applicable laws, regulations and permits.

Failure to comply with applicable laws, regulations, and permitting requirements may result in enforcement actions thereunder, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions. Parties engaged in mining operations may be required to compensate those suffering loss or damage by reason of the mining activities and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations and, in particular, environmental laws.

COMPETITION MAY HAVE AN IMPACT ON THE COMPANY'S ABILITY TO ACQUIRE ATTRACTIVE MINERAL PROPERTIES, WHICH MAY HAVE AN ADVERSE IMPACT ON THE COMPANY'S OPERATIONS.

Significant and increasing competition exists for the limited number of mineral acquisition opportunities available. As a result of this competition, some of which is with large established mining companies with substantial capabilities and greater financial and technical resources than the Company, the Company may be unable to acquire attractive mineral properties on terms it considers acceptable. Accordingly, there can be no assurance that any exploration program intended by the Company on properties it intends to acquire will yield any reserves or result in any commercial mining operation.

DOWNWARD FLUCTUATIONS IN METAL PRICES MAY SEVERELY REDUCE THE VALUE OF THE COMPANY.

The Company has no control over the fluctuations in the prices of the Thorium and other Rare Earth Minerals that it is exploring for. A significant decline in such prices would severely reduce the value of the Company.

THE COMPANY CURRENTLY RELIES ON CERTAIN KEY INDIVIDUALS AND THE LOSS OF ONE OF THESE CERTAIN KEY INDIVIDUALS COULD HAVE AN ADVERSE EFFECT ON THE COMPANY.

The Company's success depends to a certain degree upon certain key members of the management. These individuals are a significant fact in the Company's growth and success. The loss of the service of members of the management and certain key employees could have a material adverse effect on the Company. In particular, the success of the Company is highly dependant upon the efforts of the President, Treasurer, CEO and director of the Company, Paul Carter, the loss of whose services could have a material adverse effect on the success and development of the Company.

THE COMPANY DOES NOT MAINTAIN KEY MAN INSURANCE TO COMPENSATE THE COMPANY FOR THE LOSS OF CERTAIN KEY INDIVIDUALS.

The Company does not anticipate having key man insurance in place in respect of any of its senior officers or personnel.

WE ARE AN EXPLORATION STAGE COMPANY, AND THERE IS NO ASSURANCE THAT A COMMERCIALLY VIABLE DEPOSIT OR "RESERVE" EXISTS ON ANY PROPERTIES FOR WHICH THE COMPANY HAS, OR MIGHT OBTAIN, AN INTEREST.

The Company is an exploration stage company and cannot give assurance that a commercially viable deposit, or "reserve," exists on any properties for which the Company currently has or may have an interest. Therefore, determination of the existence of a reserve depends on appropriate and sufficient exploration work and the evaluation of legal, economic, and environmental factors. If the Company fails to find a commercially viable deposit on any of its properties, its financial condition and results of operations will be materially adversely affected.

WE REQUIRE SUBSTANTIAL FUNDS MERELY TO DETERMINE WHETHER COMMERCIAL MINERAL DEPOSITS EXIST ON OUR PROPERTIES.

Any potential development and production of the Company's exploration properties depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified engineers and geologists. Such programs require substantial additional funds. Any decision to further expand the Company's operations on these exploration properties is anticipated to involve consideration and evaluation of several significant factors including, but not limited to:

❖	Costs of bringing each property into production, including exploration work, preparation of production feasibility studies and construction of production facilities;
❖	Availability and costs of financing;
❖	Ongoing costs of production;
❖	Market prices for the minerals to be produced;
❖	Environmental compliance regulations and restraints; and
❖	Political climate and/or governmental regulation and control.

GENERAL MINING RISKS

Factors beyond the control of Novastar may affect the marketability of any substances discovered from any resource properties the Company may acquire. Metal prices have fluctuated widely in recent years. Government regulations relating to price, royalties, allowable production and importing and exporting of minerals can adversely affect the Company. There can be no certainty that the Company will be able to obtain all necessary licenses and permits that may be required to carry out exploration, development and operations on any projects it may acquire and environmental concerns about mining in general continue to be a significant challenge for all mining companies.

ITEM 2. DESCRIPTION OF PROPERTIES.

Mineral Property Descriptions

The Company owned no mineral properties as of June 30, 2005. On September 14, 2005 the Company entered into an agreement with American Graphite Holdings, an Alabama sole proprietorship, under which Novastar was assigned all mineral rights located on certain properties located in the Clay County District of Alabama and commonly referred to as the Ashland Graphite Properties.

On September 14, 2005 the Company entered into an agreement with Walter Doyle whereby the Company will acquire an undivided 100% interest in and to any deposits of Thorium, Monazite and other Rare Earth Minerals on certain mining properties in North Queensland, Australia. These mineral properties are known as A.P. 1956M, A.P. 1957M and E.P.M. 14834.

No further mineral property descriptions are available for public dissemination as of the date of this report.

Other Property Descriptions

As of June 30, 2005 the Company had use of property located at 821 East 29th Street, North Vancouver, British Columbia, Canada, made available to the Company by our President as an accommodation to the Company for its current minimal operations.

Exploration Plan for Mineral Properties

Near-term Exploration Focus

The Company owned no mineral properties as of June 30, 2005. Subsequent to year-end the Company acquired interests in two exploration stage properties as described above. However, no exploration plans have been finalized as of the date of this report.

Leased Office Space

The Company leased no office space during the fiscal year ended June 30, 2005.

ITEM 3. LEGAL PROCEEDINGS.

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving the Company or its properties. None of the Company's directors, officers or affiliates are (i) a party adverse to the Company in any legal proceedings, or (ii) has an adverse interest to the Company in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against the Company or its properties.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

Effective February 12, 2005, Novastar, by action of the majority shareholders, took the following corporate actions: (i)increased the authorized shares of common stock of the Company from 50,000,000 to 250,000,000 shares with a par value of $0.001 per share and authorized the issuance of 50,000,000 preferred shares with a par value of $0.001 per share pursuant to rights and preferences established by the Board of Directors in its sole discretion and ii) Authorized the Board of Directors to change the name of the Company from Custom Branded Networks, Inc. to Novastar Resources Ltd.

PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company's common stock is listed and posted for trading on the Over the Counter Bulletin Board Exchange (OTC-BB), under the symbol “NVAS” (formerly "CBNK").

The market for the Company’s common stock is limited, volatile and sporadic. The following table sets forth the high and low sale prices relating to Novastar’s common stock since 2002. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not reflect actual transactions.

Quarter ended

2002	High Trade	Low Trade

March 31	0.09	0.03
June 30	0.09	0.03
September 30	0.04	0.0055
December 31	0.031	0.01

2003

March 31	0.09	0.009
June 30	0.09	0.025
September 30	0.05	0.01
December 31	0.05	0.02

2004

March 31	0.09	0.009
June 30	0.09	0.025
September 30	0.04	0.017
December 31	0.29	0.07

2005

March 31	0.22	0.09
June 30	0.22	0.077
September 30	0.29	0.11

Holders

As of October 11, 2005, Novastar had 74 shareholders of record.

Dividends

The Company has never paid dividends. While any future dividends will be determined by the directors of the Company after consideration of the earnings, financial condition and other relevant factors, it is currently expected that available cash resources will be utilized in connection with the ongoing acquisition, exploration and development programs of the Company.

Section 15(g) of the Securities Exchange Act of 1934

The Company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by this Section 15(g), the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, Section 15(g) may affect the ability of broker/dealers to sell the Company's securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Novastar is currently in the development stage and is engaged in the acquisition, exploration and development of mineral properties containing naturally occurring isotope Thorium 232 (Th 232) in the oxide form (ThO2) and other Rare Earth Minerals (“REM”) such as Cerium (Ce), Lanthanum (La), Yttrium (Y) and Neodymium (Nd).

The phosphate mineral monazite, which exists as a sand, contains concentrations of Thorium Oxide (3.0% -12.0% by composition) as well as other REM. All commercially viable Thorium metal is extracted from monazite.

Our company has a strategy of acquiring both physical properties and rights to properties that contain monazite deposits. Properties of interest to us contain both monazite stockpiles and in ground concentrations of mineral monazite.

The Company's objective is to become a global supplier of Thorium to the nuclear energy industry. Combined with a small quantity of Uranium 238 (catalyst), fertile Thorium 232 can be converted into fissile Uranium 233. This process known as the Thorium-Cycle occurs over a 27 day period. Utilizing Thorium based nuclear fuels has several important societal benefits, such as safety benefits, environmental benefits, and non-proliferation benefits. Thorium is more abundant, more efficient and safer to use as a reactor fuel than uranium. Also important, Thorium reactors leave behind very little plutonium, meaning less material available for making nuclear weapons.

Outlook

As of June 30, 2005 there was not yet global demand for Thorium 232 as a source of nuclear fuel. We believe that there will be significant surges in demand for Thorium at some future point; however we are unable to predict when or if this will occur.

The International Atomic Energy Agency (IAEA), a United Nations organization, submitted an official report on Thorium utilization in May of 2005. On July 6, 2005 we issued a press release commenting on this report. The IAEA is publicly promoting the significant benefits of Thorium utilization as a source of nuclear energy. In addition, on page # 91 of this report, the IAEA recommended that companies augment the exploration and mining of Thorium to insure the availability of sufficient supplies of reactor grade Thorium.

We have entered into an informal but strategic relationship with Thorium Power, Inc. (www.thoriumpower.com), a privately-held Washington, DC area-based company that develops and deploys Thorium based nuclear fuel designs developed to stop the production of weapons-suitable plutonium and eliminate existing plutonium stockpiles. Both Novastar and Thorium Power share a common goal of driving public awareness and lobbying government officials as to the societal benefits of Thorium utilization.

On July 14, 2005 Seth Grae, Thorium Power’s President and CEO, joined the non-executive Advisory Board of our company. Mr. Grae joined Thorium Power in 1992 and has held various executive positions there, leading that company's efforts in structuring relationships with major companies, government agencies, universities, laboratories, and international organizations in several countries.

We are actively promoting global demand for Thorium through various public relations efforts and government lobbying efforts. We are working closely with our public relations firm, Rubenstein Public Relations of New York, New York, which we contractually retained on May 15, 2005, to penetrate major news agencies and periodicals with the intent of encouraging articles to be written on the subject of Thorium use. On July 5, 2005 an article was written in Wired News by Amit Asaravala, titled: "Thorium Fuels Safer Reactor Hopes." This article mentioned both Novastar and Thorium Power and demonstrates the goals of our public awareness campaign.

In addition Novastar works with the Government relations firm Tew & Cardenas LLP, a Washington D.C. based law firm that also performs Government relations work for Thorium Power. On July 27, 2005 we appointed former United States Ambassador Dennis K. Hays, Managing Director, Tew Cardenas LLP to our non-executive Advisory Board. He has been very helpful in introducing us to important members of the United States Congress who share our belief in the importance of future Thorium utilization.

In addition to the acquisition of Thorium properties and mineral rights, we have identified potential short term revenue opportunities to supplement our business since other metals of commercial significance can be extracted from monazite. Namely, Rare Earth Minerals (“REM”) of the Yttrium Group. REM can be divided into two groups, the first containing Yttrium, Lanthanum, Cerium, Neodymium (Yttrium group), and the second containing Europium, Gadolinium, Terbium, Dysprosium, Holmium, & Erbium (Dysprosium group). Mineral monazite only contains concentrations of REM classified in the Yttrium Group. Yttrium Group REM selling prices currently range from $350 to $540 per kg, while REM of the dysprosium group from $400 to $7500 (Source 2004 U.S. Geological Survey Report).

We plan on processing and stockpiling REM as a by-product of mining and refining mineral monazite into Thorium Oxide. We are in the process of identifying potential buyers of REM both in the United States and abroad. With approximately 80% of world production sourced from the Peoples' Republic of China and no REM mines operating in North America, REM may become an important strategic commodity. We feel that there may be short and intermediate term revenue generating opportunities from sales of REM. Some of the commercial applications for REM include, but are not limited to:

•	Industrial super alloys used in the aerospace and nuclear industries

•	Crystals manufactured for the production of lasers.

•	The refining of petroleum products.

•	In magnetic refrigeration technology.

•	As catalysts used in the manufacture of fuel-cells.

•	In cellular phones and other wireless equipment.

•	Magnetic plastic technology used in computer data memory devices.

•	Fiber-optic lines and to color, polarize and polish glass.

•	The creation of high temperature superconductors.

•	Catalytic converters for the automotive industry.

Corporate History & Structure

The Company is incorporated in Nevada and its stock is quoted on the Over the Counter Bulletin Board Exchange (OTC-BB), under the symbol “NVAS” (formerly "CBNK").

Effective May 10, 2005 the Company changed its name to Novastar Resources Ltd. Its legal predecessor Custom Branded Networks, Inc. had been searching for new business opportunities in hopes of enhancing shareholder value. Going back to 2001, the business plan for the Company had been to provide Internet solutions to businesses and private organizations. However, since May of 2003 we have been actively looking for other business opportunities that would provide the Company with economic opportunity. The Board of Directors decided to pursue a business model within the mining and exploration sector and proposed a name change accordingly.

Results of Operations

Summary

The Company's consolidated net loss for the fiscal year ended June 30, 2005 was $2,691,516 or $.05 per share compared to the previous year's consolidated net loss of $95,430 or $0.002 per share for a net loss increase of $2,596,086. The largest new expense was related to consulting services performed by consultants whose services included research into prospective business venues, seeking out business opportunities, making introductions and other business consulting.

Mineral production and revenue

As we are still a development stage company and in the exploration stage on our mineral interests (leases and claims located in Alabama, USA and North Queensland, Australia respectively and both acquired subsequent to year-end), we have not, as of yet, produced any minerals revenues nor produced any minerals.

Exploration, property evaluation and holding costs

As of year-end the Company held no mineral interests. The agreement under which the Alabama mineral leases were assigned to the Company subsequent to year-end, requires we pay $100,000 cash (paid), 1 million restricted common shares of the Company (not yet issued) and a net royalty of $15 per ton of thorium/monazite removed from the leased properties. There are no minimum required exploration or development expenditures.

The agreement under which we acquired the North Queensland mineral claims subsequent to year-end, requires we issue 5 million restricted common shares of the Company (not yet issued), a 2.5% net smelter return royalty and that we incur the following exploration expenditures:
i)	$125,000 by December 31, 2006
ii)	An additional $150,000 by December 31, 2007
iii)	An additional $140,000 by December 31, 2008
iv)	An additional $140,000 by December 31, 2009
v)	An additional $140,000 by December 31, 2010

Corporate administration, public and investor relations

Corporate administrative and public relations costs totalled $84,828 in the current fiscal year compared to $3,996 in the previous year, representing an increase of $80,832. Included in these costs are the costs of a public relations program started in the year and business development costs in association with seeking mineral interest opportunities and promoting the use of Thorium based nuclear fuels. Also included are travel expenses for executives and geologists, travel to various conferences and other miscellaneous office expenses.

The Company incurred no Investor Relations costs in the current or prior fiscal years.

Financial Position, Liquidity and Capital Resources

Cash provided by Operations

Cash provided by operations was $87,061 in the current fiscal year compared to cash used of $10,294 in the previous year.

The change of $97,355 can be attributed to increases in shares issued for consulting services, amortization of interest expense, accounts payable and accrued liabilities.

During the year $2,239,533 of consulting services were provided the Company for payment in common shares in lieu of cash and a further $100,000 of consulting services were provided for debt which then converted to common shares and common stock purchase warrants. This compares to $22,500 of services in the prior fiscal year paid for by the issuance of shares in lieu of cash.

Accounts payable and accrued liabilities increased by $71,135 as compared to $7,265 in the prior year.

The above-noted increases and increases in other costs (namely, public relations and legal) arise from increased business activity as the Company embarked on its new business plan of acquiring, exploring and developing Thorium and Rare Earth Mineral properties and rights thereto.

During the year interest amortization totalled $442,813 as compared to $55,856 in the prior year. This increase is attributable to the conversion of notes in the current year to shares and warrants.

Financing Activities

The Company received cash from financing activities of $7,881 in its fiscal year ended June 30, 2005, compared to $9,400 in the previous year.

In addition the Company received proceeds of $94,140 in the fiscal year through a private placement which was to close subsequent to year-end; this placement was terminated after year-end and the proceeds returned to the subscribers.

Subsequent to year-end, effective September 30, 2005 the Company closed an over-subscribed private placement of $680,500, which represents the first stage of the Company’s financing strategy. This private placement consisted of an offering of approximately 4,536,700 Units at a price of $0.15 per Unit with each Unit consisting of one common share and one-half of a non-transferable share purchase warrant (each whole a “Warrant”). Each Warrant entitles the holder thereof to acquire one additional share of common stock at a price of $0.30 per share and having an expiry date of twelve months from the closing date of the subscription.

Liquidity and Capital Resources

At June 30, 2005, the Company's total assets were $94,942 as compared to $774 the previous year. Long-term liabilities as of June 30, 2005 totaled $0 as compared to $449,306 in the previous year. The Company had working capital deficiency of $224,178 at June 30, 2005.

Subscriptions of $94,140 received during the fiscal year are presented in the financial statements as a current liability pending closure of the private placement and issuance of the shares. The private placement was terminated subsequent to year-end and the funds returned to subscribers.

The Company recently closed a $680,500 private placement(see above under "Financing Activities") and has announced its aims to close a second stage of financing for an aggregate raise of $2,000,000, for the purpose of acquiring, exploring and developing Thorium and Rare Earth Minerals properties as well as assist the Company in future merger and acquisitions activity. There can be no assurance that the Company will be successful in raising further funds.

Major cash commitments in the next fiscal year are related to proposed exploration activities, corporate administration and operations. Regarding minimum exploration funding commitments, see “Exploration, property evaluation and holding costs” above.

Subsequent Events

Subsequent to year-end we acquired mineral interests in Alabama, USA and North Queensland, Australia, under terms as described above under “Exploration, property evaluation and holding costs”.

Subsequent to year-end we closed a private placement of common shares for cash proceeds of $680,500 as described above under "Financing Activities".

Subsequent to year-end we cancelled 20,000,000 warrants carrying a strike price of $0.05 per share, with the agreement of the warrants holder.

Subsequent to year-end we issued an aggregate of 5,487,500 shares of our common stock with a deemed value of $139,331, for consulting services rendered.

Subsequent to year-end we returned $94,140 to subscribers on the cancellation of a private placement.

As described in Item 8. below, subsequent to year-end we dismissed Morgan & Company, Chartered Accountants as Auditor in favour of Telford Sadovnick, P.L.L.C., Certified Public Accountants.

Subsequent to year-end we established a corporate office in Reno, Nevada.

ITEM 7. FINANCIAL STATEMENTS

NOVASTAR RESOURCES, LTD.
------------------------------------------
(formerly Custom Branded Networks, Inc.)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

NOVASTAR RESOURCES LTD.
(formerly Custom Branded Networks, Inc.)
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005
(Audited)
(Stated in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Novastar Resources Ltd.
(formerly Custom Branded Networks, Inc.)
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheet of Novastar Resources Ltd. (formerly Custom Branded Networks, Inc.) (the “Company”) (an Exploration Stage Company) as at June 30, 2005, the related consolidated statements of operations, stockholders’ deficiency and cash flows for the year ended June 30, 2005 and for the cumulative period from June 28, 1999 (inception) to June 30, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the Company’s consolidated financial statements as of and for the year ended June 30, 2004, and the cumulative data from June 28, 1999 (inception) to June 30, 2004 in the consolidated statements of operations, stockholders’ deficiency and cash flows, which were audited by other auditors whose report, dated September 27, 2004, which expressed an unqualified opinion, has been furnished to us. Our opinion, insofar as it relates to the amounts included for cumulative data from June 28, 1999 (inception) to June 30, 2004, is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Novastar Resources Ltd. (formerly Custom Branded Networks, Inc.) (an Exploration Stage Company) as at June 30, 2005 and the results of its operations and its cash flows for the year then ended, and for the period from June 28, 1999 (inception) to June 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and net cash outflows from operations since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

TELFORD SADOVNICK, P.L.L.C.

CERTIFIED PUBLIC ACCOUNTANTS

Bellingham, Washington
October 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Custom Branded Networks, Inc.
(An exploration stage company)

We have audited the consolidated balance sheet of Custom Branded Networks, Inc. (an exploration stage company) as at June 30, 2004 and the consolidated statements of operations, cash flows and stockholders’ deficiency for the year then ended, and for the period from inception on June 28, 1999 to June 30, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at June 30, 2004 and the results of its operations, cash flows, and changes in stockholders’ deficiency for the year then ended, and for the period from inception on June 28, 1999 to June 30, 2004 in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and net cash outflows from operations since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada
“Morgan & Company”

September 27, 2004
Chartered Accountants

NOVASTAR RESOURCES LTD.
(formerly Custom Branded Networks, Inc.)
(an Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Audited)
(Stated in U.S. Dollars)

	JUNE 30
	2005	2004

ASSETS

Current
Cash	$802	$-
Restricted cash	94,140	-
	94,942	-

Equipment, net	-	774

	$94,942	$774

LIABILITIES

Current
Accounts payable and accrued liabilities	$224,980	$323,663
Refundable to subscribers of common stock	94,140	-
	319,120	323,663

Convertible Notes Payable, net of discount	-	449,306
	319,120	772,969

STOCKHOLDERS’ DEFICIENCY

Share Capital
Authorized:
250,000,000 (2004 - 50,000,000) common shares with a par value of $0.001 per share
50,000,000 (2004 - nil) preferred shares with a par value of $0.001 per share

Issued and outstanding:
86,072,532 common shares at June 30, 2005 and
38,372,532 common shares at June 30, 2004	86,073	38,373

Additional paid-in capital	3,832,247	636,281

Share Purchase Warrants	495,834	-

Deficit Accumulated During The Exploration Stage	(4,138,365)	(1,446,849)

Deferred Compensation	(499,967)	-
	(224,178)	(772,195)

	$94,942	$774
The accompanying notes are an integral part of these consolidated financial statements.

NOVASTAR RESOURCES LTD.
(formerly Custom Branded Networks, Inc.)
(an Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Audited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			JUNE 28, 1999
			(INCEPTION)
	YEAR ENDED		TO
	JUNE 30		JUNE 30,
	2005	2004	2005

Revenue	$-	$-	$184,162

Expenses
Consulting	2,303,533	23,635	2,497,913
Interest expense	442,813	55,856	580,057
Public relations	68,899	-	143,343
Legal	27,654	8,912	209,596
Administrative	15,929	3,996	920,123
Accounting	2,506	3,031	78,868
Forgiveness of debt	(169,818)	-	(169,818)
Mineral property payment	-	-	50,000
Write down of equipment	-	-	12,445
	2,691,516	95,430	4,322,527

Net Loss For The Period	$(2,691,516)	$(95,430)	$(4,138,365)

Net Loss Per Common Share, Basic And Diluted	$(0.05)	$(0.00)

Weighted Average Number Of Common Shares Outstanding, Basic and Diluted	57,188,970	38,372,532

The accompanying notes are an integral part of these consolidated financial statements.

NOVASTAR RESOURCES LTD.
(formerly Custom Branded Networks, Inc.)
(an Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Audited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			JUNE 28, 1999
			(INCEPTION)
	YEAR ENDED		TO
	JUNE 30		JUNE 30,
	2005	2004	2005

Cash provided by (used in):
Operating Activities
Loss for the period	$(2,691,516)	$(95,430)	$(4,138,365)
Items not involving cash:
Shares issued for other than cash	2,339,533	22,500	2,384,533
Amortization of interest	442,813	55,178	579,379
Amortization of equipment	774	193	3,813
Forgiveness of debt	(169,818)	-	(169,818)
Write down of equipment	-	-	12,445
	(78,214)	(17,559)	(1,328,013)
Changes in non-cash operating working capital items:
Accounts payable and accrued liabilities	71,135	7,265	394,798
Refundable to subscribers of common stock	94,140	-	94,140
	87,061	(10,294)	(839,075)

Investing Activity
Purchase of equipment	-	-	(1,808)

Financing Activities
Proceeds from loan payable to shareholder	-	-	16,097
Issue of common shares	-	-	18,950
Advances on notes payable	7,881	9,400	900,000
Cash acquired on acquisition of subsidiary	-	-	778
	7,881	9,400	935,825

Increase (Decrease) In Cash	94,942	(894)	94,942

Cash, Beginning Of Period	-	894	-

Cash, End Of Period	$94,942	$-	$94,942

Supplemental Disclosure of Cash Flow Information
Cash paid during the year:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Cash Consists Of The Following:
Cash on hand and balances with banks	$802	$-	$802
Restricted cash	94,140	-	94,140

	$94,942	$-	$94,942

The accompanying notes are an integral part of these consolidated financial statements.

NOVASTAR RESOURCES LTD.
(formerly Custom Branded Networks, Inc.)
(an Exploration Stage Company)

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIENCY

PERIOD FROM JUNE 28, 1999 (INCEPTION) TO JUNE 30, 2005
(Audited)
(Stated in U.S. Dollars)

							DEFICIT
							ACCUMULATED
			COMMON STOCK		ADDITIONAL		DURING THE
	COMMON STOCK		PURCHASE WARRANTS		PAID-IN	DEFERRED	EXPLORATION
	SHARES	AMOUNT	WARRANTS	AMOUNT	CAPITAL	COMPENSATION	STAGE	TOTAL

Issuance of shares to founders	3,465	$3	-	$-	$18,947	$-	$-	$18,950
Net loss for the period	-	-	-	-	-	-	(159,909)	(159,909)

Balance, June 30, 2000	3,465	3	-	-	18,947	-	(159,909)	(140,959)

Repurchase of common stock by consideration of forgiveness of loan payable to shareholder	(1,445)	(1)	-	-	16,098	-	-	16,097
	2,020	2	-	-	35,045	-	(159,909)	(124,862)
Adjustment to number of shares issued and outstanding as a result of the reverse take-over transaction -
Custom Branded Networks, Inc.	(2,020)	(2)	-	-	2	-	-	-
Aquistar Ventures (USA) Inc.	15,463,008	15,463	-	-	(15,463)	-	-	-
	15,463,008	15,463	-	-	19,584	-	(159,909)	(124,862)
Shares allotted in connection with the acquisition of Custom Branded Networks, Inc.	25,000,000	25,000	-	-	(9,772)	-	-	15,228
Less: Allotted and not yet issued	(8,090,476)	(8,090)	-	-	8,090	-	-	-
Common stock conversion rights	-	-	-	-	421,214	-	-	421,214
Net loss for the year	-	-	-	-	-	-	(723,239)	(723,239)

Balance, June 30, 2001	32,372,532	32,373	-	-	439,116	-	(883,148)	(411,659)

The accompanying notes are an integral part of these consolidated financial statements.

NOVASTAR RESOURCES LTD.
(formerly Custom Branded Networks, Inc.)
(an Exploration Stage Company)

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIENCY (Continued)

PERIOD FROM JUNE 28, 1999 (INCEPTION) TO JUNE 30, 2005
(Audited)
(Stated in U.S. Dollars)

							DEFICIT
							ACCUMULATED
			COMMON STOCK		ADDITIONAL		DURING THE
	COMMON STOCK		PURCHASE WARRANTS		PAID-IN	DEFERRED	EXPLORATION
	SHARES	AMOUNT	WARRANTS	AMOUNT	CAPITAL	COMPENSATION	STAGE	TOTAL

Balance, June 30, 2001	32,372,532	$32,373	-	$-	$439,116	$-	$(883,148)	$(411,659)

Additional shares issued in connection with the acquisition of Custom Branded Networks, Inc.	1,500,000	1,500	-	-	(1,500)	-	-	-
Common stock conversion rights	-	-	-	-	109,748	-	-	109,748
Net loss for the year	-	-	-	-	-	-	(326,038)	(326,038)

Balance, June 30, 2002	33,872,532	33,873	-	-	547,364	-	(1,209,186)	(627,949)

Issue of common stock for deferred compensation expense	4,500,000	4,500	-	-	40,500	(45,000)	-	-
Amortization of deferred compensation	-	-	-	-	-	22,500	-	22,500
Common stock conversion rights	-	-	-	-	45,116	-	-	45,116
Net loss for the year	-	-	-	-	-	-	(142,233)	(142,233)

Balance, June 30, 2003	38,372,532	38,373	-	-	632,980	(22,500)	(1,351,419)	(702,566)

The accompanying notes are an integral part of these consolidated financial statements.

NOVASTAR RESOURCES LTD.
(formerly Custom Branded Networks, Inc.)
(an Exploration Stage Company)

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIENCY (Continued)

PERIOD FROM JUNE 28, 1999 (INCEPTION) TO JUNE 30, 2005
(Audited)
(Stated in U.S. Dollars)

							DEFICIT
							ACCUMULATED
			COMMON STOCK		ADDITIONAL		DURING THE
	COMMON STOCK		PURCHASE WARRANTS		PAID-IN	DEFERRED	EXPLORATION
	SHARES	AMOUNT	WARRANTS	AMOUNT	CAPITAL	COMPENSATION	STAGE	TOTAL

Balance, June 30, 2003	38,372,532	$38,373	-	$-	$632,980	$(22,500)	$(1,351,419)	$(702,566)

Amortization of deferred compensation	-	-	-	-	-	22,500	-	22,500
Common stock conversion rights	-	-	-	-	3,301	-	-	3,301
Net loss for the year	-	-	-	-	-	-	(95,430)	(95,430)

Balance, June 30, 2004	38,372,532	38,373	-	-	636,281	-	(1,446,849)	(772,195)

Issue of common stock for services	14,800,000	14,800	-	-	901,200	-	-	916,000
Issue of common stock and warrants for convertible notes	20,000,000	20,000	20,000,000	495,834	484,166	-	-	1,000,000
Issue of common stock for services	11,600,000	11,600	-	-	1,583,900	(598,000)	-	997,500
Issue of common stock for services	1,300,000	1,300	-	-	226,700	-	-	228,000
Amortization of deferred compensation	-	-	-	-	-	98,033	-	98,033
Net loss for the year	-	-	-	-	-	-	(2,691,516)	(2,691,516)

Balance, June 30, 2005	86,872,532	$86,073	20,000,000	$495,834	$3,832,247	$(499,967)	$(4,138,365)	$(224,178)

The accompanying notes are an integral part of these consolidated financial statements.

NOVASTAR RESOURCES LTD.
(formerly Custom Branded Networks, Inc.)
(an Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005
(Audited)
(Stated in U.S. Dollars)

1.	NATURE OF OPERATIONS AND GOING CONCERN

Novastar Resources Ltd. (the “Company”) was previously engaged in the business of providing turnkey private label internet services to organizations throughout the domestic United States and Canada. During the year ended June 30, 2003, the Company became an exploration stage company engaged in the acquisition and exploration of mineral claims. Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage. During the year ended June 30, 2005, the Company charged its name from Custom Branded Networks, Inc. and increased its authorized common shares from 50,000,000 shares to 250,000,000 shares and also authorized 50,000,000 preferred shares for issuance at a par value of $0.001.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $4,138,365 since inception, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral claims. Management has plans to seek additional capital through a private placement and public offering of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

The consolidated financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

NOVASTAR RESOURCES LTD.
(formerly Custom Branded Networks, Inc.)
(an Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005
(Audited)
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

a)	Consolidation

These consolidated financial statements include the accounts of the Company (a Nevada corporation) and its wholly-owned subsidiary, Custom Branded Networks, Inc. (a Delaware corporation).

b)	Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from management’s best estimates as additional information becomes available in the future.

c)	Equipment

Equipment is recorded at cost and is amortized over its useful life at a rate of 20% on a declining balance basis. As of June 30, 2005, the equipment has been fully amortized.

d)	Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 - “Accounting for Income Taxes” (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion of all of a deferred tax asset will not be realized, a valuation allowance is recognized.

NOVASTAR RESOURCES LTD.
(formerly Custom Branded Networks, Inc.)
(an Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005
(Audited)
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

e)	Mineral Property Option Payments and Exploration Expenditures

The Company follows a policy of expensing exploration expenditures until a production decision is made in respect of the project and the Company is reasonably assured that it will receive regulatory approval to permit mining operations which may include the receipt of a legally binding project approval certificate.

Management periodically reviews the carrying value of its investments in mineral leases and claims with internal and external mining related professionals. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of mineral deposits, anticipated future mineral prices, anticipated future costs of exploring, developing and operating a production mine, the expiration term and ongoing expenses of maintaining mineral properties and the general likelihood that the Company will continue exploration on such project. The Company does not set a pre-determined holding period for properties with unproven deposits, however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are re-evaluated to determine if future exploration is warranted, whether there has been any impairment in value and that their carrying values are appropriate.

If an area of interest is abandoned or it is determined that its carrying value cannot be supported by future production or sale, the related costs are charged against operations in the year of abandonment or determination of value. The amounts recorded as mineral leases and claims represent costs to date and do not necessarily reflect present or future values.

The Company’s exploration activities and proposed mine development are subject to various laws and regulations governing the protection of the environment. These laws are continually changing, generally becoming more restrictive. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations.

The accumulated costs of properties that are developed on the stage of commercial production will be amortized to operations through unit-of-production depletion. The Company has no mineral property interest as at June 30, 2005 or 2004.

NOVASTAR RESOURCES LTD.
(formerly Custom Branded Networks, Inc.)
(an Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005
(Audited)
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

f)	Financial Instruments

The Company’s financial instruments consist of cash, restricted cash on deposit, accounts payable and accrued liabilities and refundable to subscribers of common stock.

Management of the Company does not believe that the Company is subject to significant interest, currency or credit risks arising from these financial instruments. The respective carrying values of financial instruments approximate their fair values. Fair values were assumed to approximate carrying values since they are short-term in nature or they are receivable or payable on demand.

g)	Stock-Based Compensation

The Company accounts for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25 (“APB”), “Accounting for Stock Issued to Employees”, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company’s common stock at the date of the grant over the amount an employee must pay to acquire the common stock. Non-employee stock-based compensation is accounted for using the fair value method in accordance with Statement of Financial Accounting Standard No. 123 (“SFAS 123”), “Accounting for Stock-based Compensation.

The Company has not granted any stock options during the years ended June 30, 2005 and 2004.

h)	Basic and Diluted Loss Per Share

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard No. 128 (“SFAS 128”), “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2005, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

NOVASTAR RESOURCES LTD.
(formerly Custom Branded Networks, Inc.)
(an Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005
(Audited)
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

i)	Impairment Asset Policy

The Company periodically reviews its long-lived assets when applicable to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable, pursuant to guidance established in Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment of Disposal of Long-lived Assets”. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts. If impairment is deemed to exist, the assets will be written down to fair value.

j)	Foreign Currency Translation

The Company’s functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

i)	monetary items at the rate prevailing at the balance sheet date;
ii)	non-monetary items at the historical exchange rate;
iii)	revenue and expense at the average rate in effect during the applicable accounting period.

k)	Revenue Recognition

Revenue from the sale of minerals is recognized when the risks and rewards of ownership pass to the purchaser, including delivery of the product the selling price is fixed or determinable and collectibility is reasonably assured. Settlement adjustments, if any, are reflected in revenue when the amounts are known.

l)	Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards No. 130 (“SFAS 130”) “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

NOVASTAR RESOURCES LTD.
(formerly Custom Branded Networks, Inc.)
(an Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005
(Audited)
(Stated in U.S. Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

m)	Asset Retirement Obligations

The Company has adopted Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations”, which requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The cost of the tangible asset, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense is recognizable over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate. To date, no significant asset retirement obligation exists due to the early stage of exploration. Accordingly, no liability has been recorded.

n)	Environmental Protection and Reclamation Costs

The operations of the Company have been, and may in the future be affected from time to time in varying degrees by changes in environmental regulations, including those for future removal and site restorations costs. Both the likelihood of new regulations and their overall effect upon the Company may vary from region to region and are not predictable.

Environmental expenditures that relate to ongoing environmental and reclamation programs are charged against statements of operations as incurred or capitalized and amortized depending upon their future economic benefits. The Company does not anticipate any material capital expenditures for environmental control facilities because it has no mineral property holdings as at June 30, 2005 or 2004.

o)	Intangible Assets

The Company has adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, which requires that goodwill and intangible assets with indefinite life are not amortized but rather tested at least annually for impairment. Intangible assets with a definite life are required to be amortized over their useful life. The Company does not have any goodwill nor intangible assets with indefinite or definite life since inception.

NOVASTAR RESOURCES LTD.
(formerly Custom Branded Networks, Inc.)
(an Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005
(Audited)
(Stated in U.S. Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

p)	Advertising Costs

Advertising costs are expensed as incurred. No advertising costs were incurred in fiscal years 2005 or 2004, respectively.

q)	Exploration Stage Enterprise

The Company’s consolidated financial statements are prepared using the accrual method of accounting and according to the provisions of Statement of Financial Accounting Standards No. 7 (“SFAS 7”), “Accounting and Reporting for Development Stage Enterprises,” as it devotes substantially all of its efforts to acquiring and exploring mineral properties. Until such properties are acquired and developed, the Company will continue to prepare its consolidated financial statements and related disclosures in accordance with entities in the exploration stage.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

a)
In November 2004, FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs”. This Statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, “to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2006. The Company has determined that the adoption of SFAS 151 does not have an impact on its results of operations of financial position.

b)
In December 2004, FASB issued Statement of Financial Accounting Standards No. 153 (“SFAS 153”), “Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29”. This Statement amended APB Opinion 29 to eliminate the exception of non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company has determined that the adoption of SFAS 153 does not have an impact on its results of operations or financial position.

NOVASTAR RESOURCES LTD.
(formerly Custom Branded Networks, Inc.)
(an Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005
(Audited)
(Stated in U.S. Dollars)

3.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

c)
In December 2004, FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123 Revised”), “Share-Based Payment”. This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in shar-based payment transactions. The Statement replaces FASB Statement No. 123 “Accounting for Stock-Based Compensation” and supercedes APB Opinion No. 25 “Accounting for Stock Issued to Employees”. The provisions of this Statement will be effective for the Company beginning its fiscal year ending 2007. The Company has determined that the adoption of SFAS 123 (Revised) does not have an impact on its results of operations or financial position.

4.	RESTRICTED CASH

During the year ended June 30, 2005, proceeds totaling $94,140 were received through a private placement of common stock that was to close subsequent to the year end. This private placement was terminated and no shares of the Company were issued. The full amount of proceeds received from this private placement was reimbursed to subscribers subsequent to the Company’s year end.

5. CONVERTIBLE NOTES PAYABLE

On January 31, 2002, the Company executed $1,000,000 aggregate principal amount of convertible notes due not earlier than January 31, 2009. The notes were secured by the assets of the Company. The Company has received $1,000,000 in advances through to June 30, 2005, including in-kind consideration of $100,000. The notes bore no interest until the maturity date.

NOVASTAR RESOURCES LTD.
(formerly Custom Branded Networks, Inc.)
(an Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005
(Audited)
(Stated in U.S. Dollars)

5. CONVERTIBLE NOTE PAYABLE (Continued)

On January 20, 2005, the Company issued 20,000,000 common shares at a price of $0.05 per share, and 20,000,000 warrants, for the purchase of 20,000,000 shares of common stock of the Company, to the holder on conversion of the notes. The warrants are exercisable at a price of $0.05 per share until January 20, 2008. The warrants was valued using the Black Scholes option pricing model using the following assumptions: weighted average expected life of 3 years, volatility of 24%, rate of quarterly dividends - $nil, risk free interest rate of 3.5%. The $1,000,000 consideration was allocated to the common stock and share purchase warrants based upon their relative fair values on the date of conversion. The amount allocated to the common shares issued is $504,166. The amount allocated to the share purchase warrants is $495,834.

Because the market interest rate on similar types of notes was approximately 14% per annum the day the notes were issued, the Company has recorded a discount of $579,378 related to the beneficial conversion feature. During the year ended June 30, 2005, $442,813 (2004 - $55,170) was amortized and recorded as interest expense. The discount was fully amortized as interest expense upon conversion.

6.	MINERAL PROPERTIES

On February 5, 2003, the Company entered into an agreement to acquire 100% interest in mineral properties located in outer Mongolia by making a cash payment of $50,000 (paid) and issuing 5,000,000 common shares, as such time as legal title to the mineral property is delivered. The shares were not issued and title was not transferred. The Company does not intend to further pursue the acquisition of these properties.

On May 1, 2005, the Company entered into an agreement with a shareholder of the Company to purchase a 92.25% interest in three mineral properties in North Queensland, Australia. To obtain the interest, the Company must either:

i)	raise $1,000,000 and deposit the funds in a separate bank account on or before May 1, 2006, such funds to be used for testing and/or developing the properties, or
ii)
if the Company fails to raise the $1,000,000 in development funds and deposit such funds into a separate bank account by May 1, 2006, then the Company has an option to acquire the 92.25% interest in the property by issuing common shares of the Company the aggregate number of which will be equal to the aggregate share price (defined as an amount equal to $1,000,000 less the aggregate amount of funds deposited into the separate development bank account (if any)) divided by the value of the individual shares of the Company (defined as an amount equal to the greater of (a) the closing price per share for the sale of Company shares on the OTC bulletin board on May 1, 2006 and (b) the amount of $0.10 per common share).

NOVASTAR RESOURCES LTD.
(formerly Custom Branded Networks, Inc.)
(an Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005
(Audited)
(Stated in U.S. Dollars)

7.	DEFERRED COMPENSATION

On June 1, 2005, the Company entered into consulting agreements with two consultants whereby the consultants were issued 4,600,000 common shares at $0.13 per share. The terms of the agreements are for 6 months. Amortization is taken on a monthly basis over the term of the agreement.

8.	RELATED PARTIES

During the year ended June 30, 2005, two former directors and officers forgave $169,818 of accounts payable owed to them, relating to consulting fees, rent, payroll and vacation pay liabilities.

During the year ended June 30, 2005, the Company issued 2,000,000 common shares to a director for consulting services rendered at a value of $40,000.

9.	INCOME TAX LOSSES

The Company’s provision for income taxes differs from the amounts computed by applying the United States federal statutory income tax rates to the loss as a result of the following:

	2005	2004

Statutory rates	35%	35%

Recovery of income taxes computed at statutory rates	$(942,031)	$(33,000)
Mineral property	(315)	1,000
Tax benefit not recognized on current year’s losses	942,346	32,000

	$-	$-

The tax effects of temporary timing differences that give rise to significant components of the future tax assets and future tax liabilities are as follows:

	2005	2004

Net operating loss carry forward	$1,442,031	$500,000
Mineral property	945	4,000
Less: Valuation allowance	(1,442,976)	(504,000)

Deferred tax asset	$-	$-

NOVASTAR RESOURCES LTD.
(formerly Custom Branded Networks, Inc.)
(an Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005
(Audited)
(Stated in U.S. Dollars)

9.	INCOME TAX LOSSES (Continued)

At June 30, 2005, the Company has net operating losses of approximately $4,098,000, which may be carried forward to apply against future years’ income for tax purposes expiring as follows:

2020	$159,000
2021	$723,000
2022	$326,000
2023	$102,000
2024	$96,000
2025	$2,692,000

10.	SUPPLEMENTAL DISCLOSURE ON NON-CASH FINANCING AND INVESTING ACTIVITIES

During the year ended June 30, 2005, the Company had the following non-cash financing and investing activities:

a)	The Company issued 16,900,000 common shares to consultants for consulting services provided to the Company with value of $1,144,000.

b)	The Company issued 20,000,000 common shares and 20,000,000 common stock purchase warrants with a value of $1,000,000 pursuant to the exercise of convertible notes payable referred to in Note 5.

c)
The Company issued 11,600,000 common shares to consultants for consulting services provided to the Company with a value of $1,595,500. Of this amount, $499,967 was recorded as deferred compensation to be amortized over the life of the consulting contracts as described in Note 7.

d)	Two former directors of the Company forgave a total of $169,818 relating to accrued vacation payable, payroll liabilities and other accrued expenses incurred.

11.	COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform to the current year’s presentation.

NOVASTAR RESOURCES LTD.
(formerly Custom Branded Networks, Inc.)
(an Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005
(Audited)
(Stated in U.S. Dollars)

12.COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The Company has no significant commitments or contractual obligations with any parties respecting executive compensation, consulting arrangements or other matters. Rental of premises is on a month-to-month basis.

13. SUBSEQUENT EVENTS

Subsequent to June 30, 2005, the Company:

a)	issued an aggregate of 5,487,500 shares of the Company’s common stock, with a total deemed value of $139,331, for various consulting services rendered;

b)
entered into an agreement whereby certain mineral leases in the Clay County District of Alabama were assigned to the Company. The Company assumed a lease held by the lessee for the consideration of $100,000 cash (paid), 1,000,000 restricted common shares of the Company at a deemed issue price of $0.001 per share and a $15 per ton net royalty per ton of Thorium/monazite removed from the leased properties;

c)
entered into an agreement to purchase a 100% undivided interest in three mineral interests located in the state of North Queensland, Australia. As consideration, the Company must issue 5,000,000 restricted common shares to the vendor. In addition, the Company must incur the following exploration expenditures, not to exceed $695,000:

i)	$125,000 by December 31, 2006;
ii)	an additional $150,000 by December 31, 2007;
iii)	an additional $140,000 by December 31, 2008;
iv)	an additional $140,000 by December 31, 2009;
v)	an additional $140,000 by December 31, 2010.

In regards to the property, the vendor shall retain a 2.5% net smelter return royalty on the property;

d) cancelled the 20,000,000 warrants, for the purchase of 20,000,000 shares of common stock of the Company, that had been issued on January 20, 2005;

e) returned proceeds to subscribers of $94,140 received relating to a private placement that was cancelled.

NOVASTAR RESOURCES LTD.
(formerly Custom Branded Networks, Inc.)
(an Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005
(Audited)
(Stated in U.S. Dollars)

13.	SUBSEQUENT EVENTS (Continued)

f)
closed an over-subscribed private placement of $680,500, consisting of an offering of 4,536,667 units at a price of $0.15 per unit. Each unit consists of one common share and one-half of a non-transferable share purchase warrant. Each warrant entitles the holder thereof to acquire one additional share of common stock at a price of $0.30 per share and having an expiry date of twelve months from the closing date of the subscription.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On September 14, 2005, a resolution was adopted by unanimous written consent of the Board of Directors of the Registrant dismissing Morgan & Company, Chartered Accountants ("Morgan & Company") as our independent accountant.

None of Morgan & Company's reports on our financial statements for the fiscal years ended June 30, 2004, June 30, 2003, and for the period from inception on June 28, 1999 to June 30, 2004, contained an adverse opinion or disclaimer of opinion, nor was any such report qualified or modified as to uncertainty, audit scope or accounting principles, except that the reports were qualified as to the Company’s ability to continue as a going concern.

During the fiscal years ended June 30, 2004 and June 30, 2003 and through September 14, 2005, the date of Morgan & Company's dismissal, there were no disagreements between the Company and Morgan & Company on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to Morgan & Company's satisfaction would have caused it to make reference to the subject matter of the disagreement in connection with its reports, and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

On September 14, 2005, a resolution was adopted by unanimous written consent of the Registrant's Board of Directors appointing Telford Sadovnick, P.L.L.C., Certified Public Accountants ("Telford Sadovnick") as the Registrant's new independent accountant. Prior to the engagement of Telford Sadovnick, the Registrant did not consult with such firm regarding the application of accounting principles to a specific completed or contemplated transaction, or regarding the type of audit opinion that might be rendered on the Registrant's financial statements and no oral or written advice was provided by Telford Sadovnick that was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue. The Registrant also did not consult with Telford Sadovnick regarding any matter that was either the subject of a disagreement or a reportable event as defined in Item 304(a)(1)(v) of Regulation S-K.

ITEM 8A. CONTROLS AND PROCEDURES.

The Company has under the supervision of its President and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Annual Report. Based upon the results of this evaluation, the Company believes that it maintains proper procedures for gathering, analyzing and disclosing all information in a timely fashion that is required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended, and our certifying officers have concluded that our disclosure controls and procedures are effective. In addition, our certifying officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure. There have been no significant changes in the Company's controls subsequent to the evaluation date.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect its internal controls subsequent to the evaluation date.

ITEM 8B. OTHER INFORMATION.

There is no other information that is reportable under this heading.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Current Directors and Executive Officers

As of the date of this Annual Report, the Company's directors and executive officers are as follows:

NAME	AGE	OFFICES HELD

Paul G.Carter	43	President, CEO, CFO, Director, Treasurer

Sean Mulhearn	39	Secretary

The Directors hold their positions until the next annual general meeting of Novastar’s shareholders or until their successors are duly elected and qualified. Novastar’s executive officers serve at the pleasure of the Board of Directors.

The backgrounds of our directors and executive officers are as follows:

PAUL CARTER has been the President, CEO, CFO, Treasurer and a Director of the Company since 2002. Mr. Carter brings over 20 years experience in mining, exploration and development to Novastar. He has worked more than ten years in Northern British Columbia in one of the most rugged regions in North America, where he played a big part in bringing Skyline explorations Johnny Mountain gold mine into production from a grass roots exploration project. He also worked as project manager for other successful exploration companies in the same region, mainly Gulf International Mineral Ltd. Later on Mr. Carter went on to run their overseas operations in Tajikistan (an Independent State of the former Soviet Union), where he functioned as a Liaison between the Tajik Government and the Company. Through his hard work in Tajikistan, Mr. Carter proved himself as being an important asset to the company and was appointed to Gulf International's Board of Directors. Gulf International presently operates a successful producing gold mine in Tajikistan. Mr. Carter has also worked in the Oil and Gas Industry and in environmental cleanup. Currently he serves on the Boards of Directors of Gulf International and Rio Grana Resources Ltd.

SEAN MULHEARN has been Secretary of the Company since October 10, 2005.  Mr. Mulhearn graduated from Hamilton College, NY in 1988 with a dual Major in Government & English. He then worked in sales for RJR Nabisco, Maxwell Paper Products and Cutting USA. From 1996-99 Mr. Mulhearn was Membership Director at Reebok Sports Club-World Famous Health and Fitness Center in NYC. Membership increased to over 10,000 Members and Club Revenues exceeded $20 Million annually. From 2000-2003 He was Corporate Sales Director at Equinox Fitness Clubs in NYC and worked directly with upper management to launch Equinox's entry into Corporate Health and Wellness Programs and Membership Sales to top NYC companies. Mr. Mulhearn left Equinox in 2003 and started own company, New York Hedge Consultants, assisting Hedge Funds with their Equity Trading and raising capital for Hedge Funds.

Significant Employees /Consultants

The Company has no key persons outside the directors and officers noted above.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, no present or former director or executive officer of the Company has been involved in any of the following events:

(1)	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of bankruptcy or within two years prior to that time;

(2)	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

(3)
being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4)
being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act, as amended, requires our executive officers, directors and persons who beneficially own more than 10% of our shares of common stock to file reports of their beneficial ownership and changes in ownership (Forms 3, 4 and 5, and any amendment thereto) with the SEC. Executive officers, directors, and greater-than-ten percent holders are required to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of the Forms 3, 4, and 5 furnished to us for the fiscal year ended June 30, 2005, we have determined that our directors, officers, and greater than 10% beneficial owners complied with all applicable Section 16 filing requirements, except as described below.

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
OTC Investments Ltd.	1 (1)	1 (1)	Nil

(1) The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 3 - Initial Statement of Beneficial Ownership of Securities.

Information concerning the Company's audit committee, including designation of the "Audit Committee Financial Expert" under applicable Securities and Exchange Commission rules

At the present time, the Company does not have an audit committee, nor does it employ a financial expert. We currently rely on our accountant and auditor to prepare and audit our financial statements. Our accountant is not an employee of the Company. The Company intends to appoint an audit committee in the future.

Code of Ethics

Effective October 13, 2004, our Company's Board of Directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company's President and Secretary (being our principal executive officer, principal financial officer and principal accounting officer), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1.	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.
full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3.	compliance with applicable governmental laws, rules and regulations;

4.	the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

5.	accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's Senior Officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly Senior Officers, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws. Any Senior Officer who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to our company. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics as filed with the Securities and Exchange Commission is incorporated by reference as Exhibit 14.1 to this annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Novastar Resources Ltd., 1 E. Liberty Street, Suite 6000, Reno, Nevada 89501

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth information with respect to compensation paid by the Company to the Chief Executive Officer during the three most recent fiscal years. The Company did not have any other highly compensated executive officers with annual salary and bonus in excess of $100,000 per year.

Summary Compensation Table
Name and Principal Position	Year	Annual Compensation			Long Term Compensation (1)			All Other Compen- sation
		Salary (US$)	Bonus (US$)	Other Annual Compen- sation (US$) (1)	Awards		Payouts
					Securities Underlying Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts (US$)
Paul Carter (2) President, CEO, Chairman and Director	2005 2004 2003	N/A N/A N/A	Nil N/A N/A	40,000 N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A

(1)
The value of perquisites and other personal benefits, securities and property for the named executive officers that do not exceed the lesser of $1,000 or 10% of the total of the annual salary and bonus is not reported herein.

(2)	Mr. Carter was appointed as our president and chief executive officer in 2002.

Officers and directors of the Company are reimbursed for any out-of-pocket expenses incurred by them on behalf of the Company. None of the Company's directors or officers are currently a party to employment agreements with the Company. The Company presently has no pension, health, annuity, insurance, or profit sharing plans.

No long term incentive plan awards were made to any executive officer during the fiscal year ended June 30, 2005.

Option/SAR Grants in Last Fiscal Year

None

Aggregated Option/SAR Exercises and Year-End Option/SAR Value Table

None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of the date of this Annual Report with respect to the Company's directors, named executive officers, and each person who is known by the Company to own beneficially, more than five percent (5%) of the Company's common stock, and with respect to shares owned beneficially by all of the Company's directors and executive officers as a group. Common Stock not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire shares within 60 days is treated as outstanding only when determining the amount and percentage of Common Stock owned by such individual. Except as noted, each person or entity has sole voting and sole investment power with respect to the shares shown.

As of the date of this Annual Report, there are 91,360,032 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Paul Carter 821 E. 29th North Vancouver, BC V7K 1B6	2,000,000	2%

OTC Investments Ltd. 1710-1177 West Hastings Street Vancouver, BC V6E 2L3	15,000,000	16%

Directors and Executive Officers as a Group	2,000,000	2%

(1) Beneficial ownership of common stock has been determined for this purpose in accordance with Rule 13d-3 under the Exchange Act, under which a person is deemed to be the beneficial owner of securities if such person has or shares voting power or investment power with respect to such securities, has the right to acquire beneficial ownership within 60 days or acquires such securities with the purpose or effect of changing or influencing the control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Other than as listed below, we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest:

During the year, two former directors of the Company forgave a total of $169,818 relating to accrued vacation payable, payroll liabilities and other accrued expenses incurred.

During the year, the Company issued 20,000,000 common shares and 20,000,00 common stock purchase warrants with a value of $1,000,000 pursuant to the exercise by OTC Investments Ltd. of $1,000,000 aggregate principal value of convertible notes. The Company had received $1,000,000 in advances through to June 30, 2005, including in-kind consideration of $100,000. The notes bore no interest until the maturity date. Subsequent to year-end the 20,000,000 warrants were cancelled with the consent of OTC Investments Ltd.

ITEM 13. EXHIBITS

The following exhibits are filed as part of this Annual Report:

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation (1)
3.2	By-laws (1)
14.1	Code of Ethics (3)
21.1	Subsidiaries (2)
31.1	Certification of CEO and CFO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.
___________________________________
(1)	Previously filed as an exhibit to the Form 10SB on December 17, 1999.
(2)	As filed with Form 10-KSB for the fiscal year ended June 30, 2001.
(3)	Previously file as an exhibit to Form 10-KSB on October 13, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory engagements for those fiscal years was:

2005 - $10,000 Telford Sadovnick, P.L.L.C.
2004 - $2,750 Morgan & Company

(2) Audit - Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported in the preceding paragraph:

2005 - $Nil Telford Sadovnick, P.L.L.C.
2004 - $4,250 Morgan & Company

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2005 - $Nil Telford Sadovnick, P.L.L.C.
2004 - $Nil Morgan & Company

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2005 - $Nil Telford Sadovnick, P.L.L.C.
2004 - $7,000 Morgan & Company

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March, 2005.

NOVASTAR RESOURCES LTD.
Registrant)

                                                    By: /s/ Paul Carter
                                                     --------------------------------
                                                        Paul G. Carter
                                                        President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                 Title                 Date

/s/ Paul Carter             President, CEO,         October 14,2005
              CFO, Treasurer
Paul G. Carter a             and Director