Form 10QSB
period 2005-09-30
NOVASTAR RESOURCES LTD.
filed 2005-11-23
CIK 1084554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2005

[	] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number  000-28535

NOVASTAR RESOURCES LTD.
(Exact name of small business issuer as specified in its charter)

Nevada	91-1975651
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1 E. Liberty Street, Suite 6000, Reno, Nevada 89501
(Address of principal executive offices)

775.686.6182
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No [ ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

97,660,032 shares of common stock issued and outstanding as of November 14, 2005 with a par value of $0.001 per share.

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one):     Yes ☒     No [ ]

Part I -- Financial Information

Item 1. Financial Statements.

NOVASTAR RESOURCES LTD.

(Formerly Custom Branded Networks, Inc.)

(An Exploration Stage Company)

FIRST QUARTER FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Unaudited)

(Stated in U.S. Dollars)

NOVASTAR RESOURCES LTD.

(Formerly Custom Branded Networks, Inc.)

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Stated in U.S. Dollars)

	SEPTEMBER 30 2005	JUNE 30 2005
	(Unaudited)	(Audited)
ASSETS
Current
Cash	$-	$802
Restricted cash	5,000	94,140
Less: refundable to subscribers of common stock	(5,000)	(94,140)
	-	802
Mineral Properties	100,000	-
	$100,000	$802
LIABILITIES
Current
Bank Indebtedness	$3,182	$-
Accounts payable and accrued liabilities	394,151	$224,980
Due to related party	51,236	-
	448,569	224,980
STOCKHOLDERS’ DEFICIENCY
Share Capital
Authorized:
250,000,000 voting common shares with a par value of $0.001 per share
50,000,000 preferred shares with a par
value of $0.001 per share
Issued and outstanding:
91,360,032 common shares (June 30, 2005 – 86,072,532)	91,361	86,073
Additional paid-in capital	5,192,793	3,832,247
Share Purchase Warrants	-	495,834
Accumulated Deficit	(5,433,390)	(4,138,365)
Deferred Compensation	(199,333)	(499,967)
	(348,569)	(224,178)
	$100,000	$802

The accompanying notes are an integral part of these financial statements

NOVASTAR RESOURCES LTD.

(Formerly Custom Branded Networks, Inc.)

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(Stated in U.S. Dollars)

	THREE MONTHS ENDED SEPTEMBER 30		CUMULATIVE PERIOD FROM JUNE 28, 1999 (INCEPTION) TO SEPTEMBER 30,
	2005	2004	2005
Revenue	$-	$-	$184,162
Expenses
Consulting	1,250,634	-	3,748,547
Interest attributable to beneficial
conversion feature for notes payable	-	15,560	579,379
Interest – other	-	-	678
Public relations	10,615	-	153,958
Legal	13,017	-	222,613
Administrative	3,735	2,949	923,858
Accounting	17,024	-	95,892
Forgiveness of debt	-	-	(169,818)
Mineral property payment	-	-	50,000
Write down of equipment	-	-	12,445
	1,295,025	18,509	5,617,552
Net Loss For The Period	$(1,295,025)	$(18,509)	$(5,433,390)
Net Loss Per Common Share, Basic And Diluted	$(0.01)	$(0.00)

Weighted Average Number Of Common Shares Outstanding, Basic and Diluted	86,998,483	38,372,532

The accompanying notes are an integral part of these financial statements

NOVASTAR RESOURCES LTD.

(Formerly Custom Branded Networks, Inc.)

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Stated in U.S. Dollars)

	THREE MONTHS ENDED SEPTEMBER 30		CUMULATIVE PERIOD FROM JUNE 28, 1999 (INCEPTION) TO SEPTEMBER 30,
	2005	2004	2005
Cash provided by (used in):
Operating Activities
Loss for the period	$(1,295,025)	$(18,509)	$(5,433,390)
Items not involving cash:
Shares issued for other than cash	870,000	-	3,254,533
Interest attributable to beneficial conversion
feature for notes payable	-	15,560	579,379
Amortization of equipment	-	39	3,813
Forgiveness of debt	-	-	(169,818)
Write down of equipment	-	-	12,445
	(425,025)	(2,910)	(1,753,038)
Changes in non-cash operating working capital items:
Accounts payable and accrued liabilities	169,170	2,626	563,968
Due to related party	51,236	-	51,236
Deferred compensation	300,635	-	300,635
	96,016	(284)	(837,199)
Investing Activities
Purchase of equipment	-	-	(1,808)
Acquisition of mineral property	(100,000)	-	(100,000)
	(100,000)	-	(101,808)
Financing Activities
Proceeds from loan payable to shareholder	-	-	16,097
Issue of common shares	-	-	18,950
Advances on notes payable	-	284	900,000
Cash acquired on acquisition of subsidiary	-	-	778
	-	284	935,825
(Decrease) In Cash	(3,984)	-	(3,182)
Cash, Beginning Of Period	802	-	-
Bank Indebtedness, End Of Period	$(3,182)	$-	$(3,182)
Supplemental Disclosure of Cash Flow Information
Cash paid during the year:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements

NOVASTAR RESOURCES LTD.

(Formerly Custom Branded Networks, Inc.)

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIENCY

PERIOD FROM JUNE 28, 1999 (INCEPTION) TO SEPTEMBER 30, 2005

(Unaudited)

(Stated in U.S. Dollars)

			COMMON STOCK		ADDITIONAL
	COMMON STOCK		PURCHASE WARRANTS		PAID-IN	DEFERRED	ACCUMULATED
	SHARES	AMOUNT	WARRANTS	AMOUNT	CAPITAL	COMPENSATION	DEFICIT	TOTAL

Issuance of shares to founders	3,465	$3	-	$-	$18,947	$-	$-	$18,950
Net loss for the period	-	-	-	-	-	-	(159,909)	(159,909)

Balance, June 30, 2000	3,465	3	-	-	18,947	-	(159,909)	(140,959)

Repurchase of common stock by consideration of forgiveness of loan payable to shareholder	(1,445)	(1)	-	-	16,098	-	-	16,097
	2,020	2	-	-	35,045	-	(159,909)	(124,862)
Adjustment to number of shares issued and outstanding as a result of the reverse take-over transaction -
Custom Branded Networks, Inc.	(2,020)	(2)	-	-	2	-	-	-
Aquistar Ventures (USA) Inc.	15,463,008	15,463	-	-	(15,463)	-	-	-
	15,463,008	15,463	-	-	19,584	-	(159,909)	(124,862)
Shares allotted in connection with the acquisition of Custom Branded Networks, Inc.	25,000,000	25,000	-	-	(9,772)	-	-	15,228
Less: Allotted and not yet issued	(8,090,476)	(8,090)	-	-	8,090	-	-	-
Common stock conversion rights	-	-	-	-	421,214	-	-	421,214
Net loss for the year	-	-	-	-	-	-	(723,239)	(723,239)

Balance, June 30, 2001	32,372,532	32,373	-	$-	$439,116	$-	$(883,148)	$(411,659)

The accompanying notes are an integral part of these financial statements

NOVASTAR RESOURCES LTD.

(Formerly Custom Branded Networks, Inc.)

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIENCY (Continued)

PERIOD FROM JUNE 28, 1999 (INCEPTION) TO SEPTEMBER 30, 2005

(Unaudited)

(Stated in U.S. Dollars)

			COMMON STOCK		ADDITIONAL
	COMMON STOCK		PURCHASE WARRANTS		PAID-IN	DEFERRED	ACCUMULATED
	SHARES	AMOUNT	WARRANTS	AMOUNT	CAPITAL	COMPENSATION	DEFICIT	TOTAL

Balance, June 30, 2001	32,372,532	$32,373	-	$-	$439,116	$-	$(883,148)	$(411,659)
Additional shares issued in connection with the acquisition of Custom Branded Networks, Inc.	1,500,000	1,500	-	-	(1,500)	-	-	-
Common stock conversion rights	-	-	-	-	109,748	-	-	109,748
Net loss for the year	-	-	-	-	-	-	(326,038)	(326,038)
Balance, June 30, 2002	33,872,532	33,873	-	-	547,364	-	(1,209,186)	(627,949)
Issue of common stock for deferred compensation expense	4,500,000	4,500	-	-	40,500	(45,000)	-	-
Amortization of deferred compensation	-	-	-	-	-	22,500	-	22,500
Common stock conversion rights	-	-	-	-	45,116	-	-	45,116
Net loss for the year	-	-	-	-	-	-	(142,233)	(142,233)
Balance, June 30, 2003	38,372,532	$38,373	-	$-	$632,980	$(22,500)	$(1,351,419)	$(702,566)

The accompanying notes are an integral part of these financial statements

NOVASTAR RESOURCES LTD.

(Formerly Custom Branded Networks, Inc.)

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIENCY (Continued)

PERIOD FROM JUNE 28, 1999 (INCEPTION) TO SEPTEMBER 30, 2005

(Unaudited)

(Stated in U.S. Dollars)

			COMMON STOCK		ADDITIONAL
	COMMON STOCK		PURCHASE WARRANTS		PAID-IN	DEFERRED	ACCUMULATED
	SHARES	AMOUNT	WARRANTS	AMOUNT	CAPITAL	COMPENSATION	DEFICIT	TOTAL
Balance, June 30, 2003	38,372,532	$38,373	-	$-	$632,980	$(22,500)	$(1,351,419)	$(702,566)
Amortization of deferred compensation	-	-	-	-	-	22,500	-	22,500
Common stock conversion rights	-	-	-	-	3,301	-	-	3,301
Net loss for the year	-	-	-	-	-	-	(95,430)	(95,430)
Balance, June 30, 2004	38,372,532	38,373	-	-	636,281	-	(1,446,849)	(772,195)
Issue of common stock for services	14,800,000	14,800	-	-	901,200	-	-	916,000
Issue of common stock and warrants for convertible notes	20,000,000	20,000	20,000,000	495,834	484,166	-	-	1,000,000
Issue of common stock for services	11,600,000	11,600	-	-	1,583,900	(598,000)	-	997,500
Issue of common stock for services	1,300,000	1,300	-	-	226,700	-		228,000
Amortization of deferred compensation	-	-	-	-	-	98,033		98,033
Net loss for the year	-	-	-	-	-	-	(2,691,516)	(2,691,516)
Balance, June 30, 2005	86,072,532	86,073	20,000,000	495,834	3,832,247	(499,967)	(4,138,365)	(224,178)
Issuance of common stock for services	5,287,500	5,288	-	-	864,712	-	-	870,000
Amortization of deferred compensation	-	-	-	-	-	300,634	-	300,634
Cancellation of warrants	-	-	(20,000,000)	(495,834)	495,834	-	-	-
Net loss for the period	-	-	-	-	-	-	(1,295,025)	(1,295,025)
Balance, September 30, 2005	91,360,032	$91,361	-	$-	$(5,192,793)	$(199,333)	$(5,433,390)	$(348,569)

The accompanying notes are an integral part of these financial statements

NOVASTAR RESOURCES LTD.

(Formerly Custom Branded Networks, Inc.)

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIENCY (Continued)

PERIOD FROM JUNE 28, 1999 (INCEPTION) TO SEPTEMBER 30, 2005

(Unaudited)

(Stated in U.S. Dollars)

			COMMON STOCK		ADDITIONAL
	COMMON STOCK		PURCHASE WARRANTS		PAID-IN	DEFERRED	ACCUMULATED
	SHARES	AMOUNT	WARRANTS	AMOUNT	CAPITAL	COMPENSATION	DEFICIT	TOTAL
Balance, September 30, 2005	91,360,032	$91,361	-	$-	$(5,192,793)	$(199,333)	$(5,433,390)	$(348,569)
Deficit accumulated during the development stage							$(1,351,419)
Deficit accumulated during the expansion stage							(4,081,971)
Balance, September 30, 2005							$(5,433,390)

The accompanying notes are an integral part of these financial statements

NOVASTAR RESOURCES LTD.

(Formerly Custom Branded Networks, Inc.)

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Unaudited)

(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2005. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended June 30, 2005, has been omitted. The results of operations for the three-months period ended September 30, 2005 are not necessarily indicative of results for the entire year ending June 30, 2006.

2.	NATURE OF OPERATIONS AND GOING CONCERN

Novastar Resources Ltd. (the “Company”) was previously a development stage company since its formation engaged in the business of providing turnkey private label internet services to organizations throughout the domestic United States and Canada. Commencing July 1, 2003, the Company became an exploration staged company engaged in the acquisition and exploration of mineral claims. Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage.

During the year ended June 30, 2005, the Company changed its name from Custom Branded Networks, Inc. and increased its authorized common shares from 50,000,000 shares to 250,000,000 shares and also authorized 50,000,000 preferred shares for issuance at a par value of $0.001.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $5,433,390 since inception, and currently has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral claims. Management has plans to seek additional capital through a private placement and public offering of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOVASTAR RESOURCES LTD.

(Formerly Custom Branded Networks, Inc.)

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Unaudited)

(Stated in U.S. Dollars)

3.	RESTRICTED CASH

During the year ended June 30, 2005, proceeds totaling $94,140 were received in accordance with a planned private placement of common stock scheduled to close subsequent to the year end. This private placement was terminated and no shares of the Company were issued. During the period ended September 30, 2005 $89,140 was reimbursed to the subscribers. The balance is held with agreement of the subscriber and will be used towards a future private placement.

4.	CONVERTIBLE NOTE PAYABLE

On January, 31, 2002, the Company executed $1,000,000 aggregate principal amount of convertible notes due not earlier than January 31, 2009. These notes were secured by the assets of the Company. The Company received $1,000,000 in advances through to June 20, 2005 (2004 $892,119), including in-kind consideration of $100,000. The notes bore no interest until the maturity date.

On January 20, 2005, the Company issued 20,000,000 common shares at a price of $0.05 per share and 20,000,000 warrants, for the purchase of 20,000,000 shares of common stock of the Company, to the holder on conversion of the notes. The warrants are exercisable at a price of $0.05 per share until January 20, 2008. The warrants were valued using the Black Scholes option pricing model using the following assumptions: weighted average expected life of 3 years, volatility of 24%, rate of quarterly dividends - $nil, risk free interest rate of 3.5%. The $1,000,000 consideration was allocated to the common stock and share purchase warrants based upon their relative fair values on the date of conversion. The amount allocated to the common shares issued was $504,166. The amount allocated to the share purchase warrants was $495,834.

Because the market interest rate on similar types of notes was approximately 14% per annum the day the notes were issued, the Company had recorded a discount of $579,378 related to the beneficial conversion feature. During the year ended June 30, 2005, $442,813 (2004 - $55,170) was amortized and recorded as interest expense. The discount was fully amortized as interest expense upon conversion.

During the quarter ended September 30, 2005, the share purchase warrants were cancelled by mutual agreement of the holder and the Company.

NOVASTAR RESOURCES LTD.

(Formerly Custom Branded Networks, Inc.)

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Unaudited)

(Stated in U.S. Dollars)

5.	MINERAL PROPERTIES
a)

On September 14, 2005, the Company entered into an agreement whereby certain mineral leases in the Clay County District of Alabama were assigned to the Company. The Company assumed a lease held by the lessee for consideration of $100,000 cash (paid as at September 30, 2005) 1,000,000 restricted common shares of the Company at a deemed issue price of $0.001 per share (issued on October 21, 2005) and a $15 per ton net royalty of Thorium/monazite removed from the leased properties.

b)

ON May 1, 2005, the Company entered into an agreement to purchase a 92.25% undivided interest in three mineral interests located in the state of North Queensland, Australia. The agreement was amended to increase the Company’s purchase to a 100% interest. As consideration, the Company issued 5,000,000 restricted common shares to the vendor (issued on October 21, 2005). In addition, the Company must incur the following exploration expenditures, not to exceed $695,000:

		i)	$125,000 by December 31, 2006;
		ii)	an additional $150,000 by December 31, 2007;
		iii)	an additional $140,000 by December 31, 2008;
		iv)	an additional $140,000 by December 31, 2009;
		v)	an additional $140,000 by December 31, 2010.

The vendor retains a 2.5% net smelter return royalty on the property;

6.	SHARE CAPITAL

On August 3, 2005, the Company issued 800,000 restricted shares of common stock to its advisory board as compensation for consulting services performed (Note 10(c)). The value attributed to these shares was $128,000.

On September 22, 2005, the Company issued a total of 4,187,500 shares of common stock to outside consultants as payment for services rendered. Of the total issuance, 4,000,000 were issued pursuant to the March 2005 Compensation Plan (Note 10(a)), while 187,500 were issued pursuant to the August 2005 Augmented Compensation Plan (Note 10(b)). The value attributed to these shares was $670,000.

On September 30, 2005, the Company issued 300,000 shares of common stock to an outside consultant as payment for services rendered. These shares were issued pursuant to the August 2005 Augmented Compensation Plan (Note 10(b)), and the value attributed was $72,000.

NOVASTAR RESOURCES LTD.

(Formerly Custom Branded Networks, Inc.)

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Unaudited)

(Stated in U.S. Dollars)

6.	SHARE CAPITAL (continued)

The Company valued all shares issued in the first quarter ended September 30, 2005, using exchange amounts of the Company’s common stock on the date of issuance.

7.	DEFERRED COMPENSATION

On June 1, 2005, the Company entered into a consulting agreement with two consultants whereby the consultants were issued 4,600,000 common shares at $0.13 per share. The terms of the agreements are for 6 months. Amortization is taken on a monthly basis over the term of the agreement.

8.	RELATED PARTIES

During the first quarter ended September 30, 2005, an officer of the Company made payments on behalf of the Company in the amount of $51,236. These amounts were advanced without interest and are due on demand.

9.	SUPPLEMENTAL DISCLOSURE ON NON-CASH FINANCING AND INVESTING ACTIVITIES

During the period ended September 30, 2005, the Company had the following non-cash financing and investing activities:

	a)	The Company issued 5,287,500 common shares to consultants for consulting services provided to the Company with value of $870,000.
10.	CONSULTING AGREEMENTS
a)

On March 3, 2005, the Company filed a prospectus dated March 10, 2005, relating to the offer and sale of up to 20,000,000 shares of its common stock to outside consultants in payment for services rendered, pursuant to the 2005 Compensation Plan for Outside Consultants that was approved by the board of directors. At September 30, 2005, all of the shares have been issued under this prospectus.

NOVASTAR RESOURCES LTD.

(Formerly Custom Branded Networks, Inc.)

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Unaudited)

(Stated in U.S. Dollars)

10.	CONSULTING AGREEMENTS (continued)
b)

On August 18, 2005, the Company filed a prospectus relating to the offer and sale of up to 20,000,000 shares of its common stock to outside consultants in payment of services rendered, pursuant to the 2005 Augmented Compensation Plan for Outside Consultants as approved by the board of directors. It then entered into various consulting agreements with outside consultants to provide certain consulting services to the Company. Compensation is by way of issuance of an aggregate of 11,875,000 shares of common stock of the Company over the term of the agreements. As at September 30, 2005, 487,500 shares have been issued, having a value of $102,000.

	c)	On September 30, 2005, the Company issued 800,000 restricted shares of common stock to its advisory board, having a value of $128,000.
11.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Except as noted, the Company has no significant commitments or contractual obligations with any parties respecting executive compensation, consulting arrangements or other matters. Rental of premises is on a month-to-month basis.

12.	SUBSEQUENT EVENTS

Subsequent to September 30, 2005, the Company:

a)	issued an aggregate of 300,000 shares of the Company’s common stock for various consulting services with value of $60,000.
b)

Closed a private placement of $631,500, consisting of an offering of 4,209,998 units at a price of $0.15 per unit. Each unit consists of one common share and one-half of a non-transferable share purchase warrant. Each warrant entitles the holder thereof to acquire one additional share of common stock at a price of $0.30 per share and having an expiry date of twelve months form the closing date of the subscription.

c)

entered into a share subscription agreement with Thorium Power Inc., a private Company to purchase 37,500 common shares at a price of $4.00 per share. The Company’s investment of less than 1% of the common stock of Thorium Power Inc. will be carried at cost because the Company does not exercise influence over its operating and financial activities.

d)	issued 1,000,000 restricted common shares at a deemed issue price at $0.001, per the mineral property agreement disclosed in Note 5(a).
e)	issued 5,000,000 restricted common shares per the mineral property agreement disclosed in Note 5(b).

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars.

As used in this quarterly report, the terms “we”, “us”, “our company”, and “Novastar” mean Novastar Resources Ltd., a Nevada corporation, unless otherwise indicated.

Background

We were incorporated under the laws of the State of Nevada on February 2, 1999, under the name of Aquistar Ventures (USA) Inc. Our company was organized for the purpose of exploring for and developing mineral properties primarily in the province of Ontario, Canada, through our wholly-owned subsidiary, Aquistar Ventures Inc. Aquistar Ventures Inc. was incorporated under the laws of the province of British Columbia, Canada, on April 13, 1995 and is now inactive.

On February 2, 2001, our company acquired 100% of the issued and outstanding capital stock of Custom Branded Networks, Inc., a Delaware corporation, in exchange for 25,000,000 shares of common stock of the company. Our company then changed its name to Custom Branded Networks, Inc. The business of Custom Branded Networks, Inc., which was our company’s wholly-owned subsidiary, was the provision of turnkey private label internet solutions to businesses and private organizations.

Effective May 10, 2005, our company changed its name to Novastar Resources Ltd. Its legal predecessor Custom Branded Networks, Inc. had ceased its business of providing private label internet solutions and was searching for new business opportunities in hopes of enhancing shareholder value. Our board of directors decided to pursue a business model within the mining and exploration sector and proposed a name change accordingly.

Our Business

Novastar is a minerals exploration company. During the quarter ended September 30, 2005, we acquired mineral leases and claims located in Alabama, U.S.A. and North Queensland, Australia, respectively. These are exploration stage mineral properties prospective for thorium and other Rare Earth Minerals (REM).

Our objective is to become a global supplier of thorium to the nuclear energy industry.

The phosphate mineral monazite, which exists as a sand, contains concentrations of thorium oxide as well as other REM. All commercially viable thorium metal is extracted from monazite.

Utilizing thorium based nuclear fuels has several important societal benefits, such as safety benefits, environmental benefits, and non-proliferation benefits. Thorium is more abundant, more efficient and safer to use as a reactor fuel than uranium. Also important, thorium reactors leave behind very little weapons grade plutonium.

To this end, we have acquired, and plan to acquire both physical properties and rights to properties that contain monazite deposits. Properties of interest to us contain both monazite stockpiles and in ground concentrations of monazite.

Overview

As of September 30, 2005, there was not yet global demand for thorium as a source of nuclear fuel. We believe that there will be significant surges in demand for thorium at some future point; however we are unable to predict when or if this will occur.

We have entered into an informal but strategic relationship with Thorium Power, Inc. (www.thoriumpower.com), a privately-held Washington, D.C. area-based company that develops and deploys thorium-based nuclear fuel designs developed to stop the production of weapons-suitable plutonium and eliminate existing plutonium stockpiles.

Pursuant to our strategic relationship, and subsequent to the quarter ended September 30, 2005, we invested $150,000 in acquiring an equity stake in Thorium Power and expressed our intention to increase our stake at a future point.

Novastar intends to provide thorium compounds to power nuclear reactors, while Thorium Power will push demand for thorium use in reactors by developing fuels that utilize thorium in the generation of electricity and the disposition of reactor grade and weapons grade plutonium.

On July 14, 2005, Seth Grae, Thorium Power’s President and CEO, joined Novastar’s non-executive Advisory Board. Mr. Grae joined Thorium Power in 1992 and has held various executive positions there, leading that company’s efforts in structuring relationships with major companies, government agencies, universities, laboratories, and international organizations in several countries.

In addition to the acquisition of thorium properties and mineral rights, we have identified potential short-term revenue opportunities to supplement our business since other metals of commercial significance can be extracted from monazite, namely, REM of the Yttrium Group. REM can be divided into two groups, the first containing Yttrium, Lanthanum, Cerium, Neodymium (Yttrium Group), and the second containing Europium, Gadolinium, Terbium, Dysprosium, Holmium, & Erbium (Dysprosium Group). Mineral monazite only contains concentrations of REM classified in the Yttrium Group. We plan on processing and stockpiling REM as a by-product of mining and refining monazite into thorium oxide. We are in the process of identifying potential buyers of REM both in the United States and abroad.

With approximately 80% of world production sourced from the Peoples’ Republic of China and no REM mines operating in North America, REM may become an important strategic commodity. We feel that there may be short and intermediate term revenue generating opportunities from sales of REM. Some of the commercial applications for REM include, but are not limited to:

•	Industrial super alloys used in the aerospace and nuclear industries.
•	Crystals manufactured for the production of lasers.
•	Refining of petroleum products.
•	Magnetic refrigeration technology.
•	Catalysts used in the manufacture of fuel-cells.
•	Cellular phones and other wireless equipment.

•	Magnetic plastic technology used in computer data memory devices.
•	Fiber-optic lines and to color, polarize and polish glass.
•	Creation of high temperature superconductors.
•	Catalytic converters for the automotive industry.

Results of Operations

Summary

Our consolidated net loss for the quarter ended September 30, 2005 was $1,295,025 or $0.01 per share compared to the consolidated net loss of $18,509 or $0.00 per share for the quarter ended September 30, 2004, for a net loss increase of $1,276,516. The largest new expense was related to consulting services performed by consultants whose services included research into prospective business venues, seeking out business opportunities, making introductions and other business consulting. Our company was essentially inactive in the prior year’s comparative quarter.

Mineral Production and Revenue

As we are still a development stage company and in the exploration stage on our mineral interests, being leases and claims located in Alabama, U.S.A. and North Queensland, Australia, respectively, and both acquired during the first quarter, we have not as of yet produced any minerals revenues nor produced any minerals.

Exploration, Property Evaluation and Holding Costs

On September 14, 2005, we entered into an agreement with an Alabama proprietorship to be assigned all mineral rights located on certain properties located in the Clay County District of Alabama and commonly referred to as the Ashland Graphite Properties. The terms of the agreement require our company to pay $100,000 cash (paid during the quarter), issue 1,000,000 restricted shares of our common stock (issued October 21, 2005) and pay a net royalty of $15 per ton of thorium/monazite removed from the leased properties. There are no minimum required exploration or development expenditures.

Effective September 30, 2005, we entered into an agreement to acquire an undivided 100% interest in any deposits of thorium, monazite and other REM on certain mining properties in North Queensland, Australia. In consideration for obtaining its interest, we agreed to issue 5,000,000 restricted shares of our common stock (issued October 21, 2005), pay a 2.5% net smelter return royalty and incur the following exploration expenditures:

i)	$125,000 by December 31, 2006;
ii)	An additional $150,000 by December 31, 2007;
iii)	An additional $140,000 by December 31, 2008;
iv)	An additional $140,000 by December 31, 2009; and
v)	An additional $140,000 by December 31, 2010.

Corporate Administration, Public and Investor Relations

Corporate administrative and public relations costs totalled $44,391 in the three month period ended September 30, 2005 as compared to $2,949 in the previous year’s comparative quarter, representing an increase of $41,442. Included in these first quarter, fiscal year 2006 costs are the costs of a public relations program and business development costs in association with seeking mineral interest opportunities and promoting the use of thorium based nuclear fuels. Also included are accounting and legal costs, travel expenses for executives and geologists and miscellaneous office expenses. Our company was essentially inactive in the prior year’s comparative quarter.

Our company incurred no investor relations costs in the first quarter or in the prior fiscal year’s comparative quarter.

Employees

As of September 30, 2005, we had only one officer and employee, Mr. Paul G. Carter, our president and chief executive officer. Subsequently, Mr. Sean Mulhearn joined our company as corporate secretary.

We use consultants with specific skills to assist with various aspects of our project evaluation, due diligence, acquisition initiatives, corporate governance and business development.

Financial Position, Liquidity and Capital Resources

Cash Provided by Operations

Cash provided by operations was $96,016 in the most recent fiscal quarter as compared to cash used of $284 in the prior year’s comparative quarter. The change of $96,300 can be attributed to increases in shares issued for consulting services and increases in accounts payable and deferred compensation.

During the quarter ended September 30, 2005, $870,000 of consulting services were provided to our company for payment in shares of common stock in lieu of cash. This compares to $Nil of services provided for shares in the prior fiscal year’s comparative quarter, when our company was essentially inactive.

Accounts payable and accrued liabilities increased by $169,170 as compared to $2,626 in the prior year’s comparative quarter.

The above-noted increases arise from increased business activity as our company embarked on its new business plan of acquiring, exploring and developing thorium and REM properties and rights thereto.

During the quarter ended September 30, 2005, interest amortization totalled $Nil as compared to $15,560 in the prior year.

Financing Activities

We received cash from financing activities of $Nil in its quarter ended September 30, 2005 as compared to $284 in the previous year’s comparative quarter.

Subsequent to the quarter ended September 30, 2005, we closed an over-subscribed private placement of $631,500, which represents the first stage of our financing strategy. This private placement consisted of an offering of 4,209,998 units at a price of $0.15 per unit, with each unit consisting of one share of common stock and one-half of a non-transferable share purchase warrant. Each whole warrant entitles the holder thereof to acquire one additional share of common stock at a price of $0.30 per share and expires twelve months from the closing date of the subscription.

Liquidity and Capital Resources

As of September 30, 2005, our total assets were $100,000, as compared to $802 at our fiscal year ended June 30, 2005.

Liabilities as of September 30, 2005 totalled $448,569, representing a 99% increase from the $224,980 reported as at our fiscal year ended June 30, 2005.

We had a working capital deficiency of $348,569 as of September 30, 2005 as compared to $224,178 as at our fiscal year ended June 30, 2005.

We recently closed a $631,500 private placement and announced our aims to close a second stage of financing for an aggregate raise of $2,000,000, for the purpose of acquiring, exploring and developing thorium and REM properties as well as to assist us in future merger and acquisitions activity.

Plan of Operations and Cash Requirements

Major cash commitments over the next 12 months are related to proposed exploration activities, corporate administration and operations. Our minimum committed exploration expenditures on our mineral properties total $125,000 by December 31, 2006. Thus, we currently have sufficient liquidity to meet our minimum required expenditures over the next 12 months ending September 30, 2006.

Estimated Expenditures Over the Next Twelve Months

We anticipate that we will expend approximately $450,000 during the twelve-month period ending September 30, 2006 as follows:

Operating expenses
Exploration and drilling	$165,000
Land and lease expenditures	20,000
General and Administrative	235,000
Capital expenditures	30,000
Total	$450,000

We currently have minimal debt and have not established a limit as to the amount of debt we may incur nor have we adopted a ratio of our equity to debt allowance.

If we seek to obtain additional financing, there is no assurance that financing will be available from any source, or if available that it will be available on acceptable terms.

If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of our outstanding shares of common stock. We could suffer adverse consequences if we are unable to obtain additional capital, which would cast substantial doubt on our ability to continue our operations and growth.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other “forward-looking statements”. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other “forward-looking statements” involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward-looking statements”. In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

Our new business operations will be subject to a number of risks and uncertainties, including those set forth below:

The following risk factors should be considered in connection with an evaluation of the business of our company:

Our company’s limited operating history makes it difficult for you to judge its prospects.

Our company has a limited operating history upon which an evaluation of our current business and our prospects can be based. You should consider any purchase of our shares in light of the risks, expenses and problems frequently encountered by all companies in the early stages of its corporate development.

Liquidity and capital resources are uncertain.

For the three month period ended September 30, 2005, we had an operating loss of $1,295,025. At September 30, 2005, we had a working capital deficit of $348,569. During the most recent quarter ended September 30, 2005, we raised $631,500 in an oversubscribed private placement of shares and warrants. While these proceeds meet our foreseeable needs for the next 12 months, we may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. If our company needs to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of our outstanding shares of common stock.

The value and transferability of our shares of common stock may be adversely impacted by the limited trading market for our shares and the penny stock rules.

There is only a limited trading market for our shares of common stock. Our shares of common stock are traded in the over-the-counter market and “bid” and “asked” quotations regularly appear on the OTC-Bulletin Board under the symbol “NVAS”. There can be no assurance that our shares of common stock will trade at prices at or above its present level, and an inactive or illiquid trading market may have an adverse impact on the market price. In addition, holders of our shares of common stock may experience substantial difficulty in selling their securities as a result of the “penny stock rules,” which restrict the ability of brokers to sell certain securities of companies whose assets or revenues fall below the thresholds established by those rules.

Future sales of shares may adversely impact the value of our shares of common stock.

If required, our company may seek to raise additional capital through the sale of our shares of common stock. Future sales of our shares of common stock by us or our stockholders could cause the market price of our common stock to decline.

Mineral exploration and development activities are speculative in nature.

Resource exploration and development is a speculative business, characterized by a number of significant risks including, among other things, unprofitable efforts resulting not only from the failure to discover mineral deposits but from finding mineral deposits which, though present, are insufficient in quantity and quality to return a profit from production. The marketability of minerals acquired or discovered by our company may be affected by numerous factors which are beyond our control and which cannot be accurately predicted, such as market fluctuations, the proximity and capacity of milling facilities, mineral markets and processing equipment and such other factors as government regulations, including regulations relating to royalties, allowable production, importing and exporting of minerals and environmental protection, the combination of which factors may result in our company not receiving an adequate return of investment capital.

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

Our company will be subject to operating hazards and risks which may adversely affect our company’s financial condition.

Mineral exploration involves many risks, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Our operations will be subject to all the hazards and risks normally incidental to exploration, development and production of minerals and metals, such as unusual or unexpected formations, cave-ins or pollution, all of which could result in work stoppages, damage to property and possible environmental damage. We do not have general liability insurance covering our operations and do not presently intend to obtain liability insurance as to such hazards and liabilities. Payment of any liabilities as a result could have a materially adverse effect upon our company’s financial condition.

Our company’s activities will be subject to environmental and other industry regulations which could have an adverse effect on the financial condition of our company.

Our activities are subject to environmental regulations promulgated by government agencies from time to time. Environmental legislation generally provides for restrictions and prohibitions on spills, releases or emissions of various substances produced in association with certain mining industry operations, which would result in environmental pollution. A breach of such legislation may result in imposition of fines and penalties. In addition, certain types of operations require the submission and approval of environmental impact assessments. Environmental legislation is evolving in a manner which means stricter standards and enforcement, fines and penalties for non-compliance are more stringent.

Environmental assessments of proposed projects carry a heightened degree of responsibility for companies and directors, officers and employees. The cost of compliance with changes in governmental regulations could have an adverse effect on the financial condition of our company.

The operations of our company including exploration and development activities and commencement of production on its properties, require permits from various federal, state, provincial and local governmental authorities and such operations are and will be governed by laws and regulations governing prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. Companies engaged in the development and operation of mines and related facilities generally experience increased costs and delays in production and other schedules as a result of the need to comply with applicable laws, regulations and permits.

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

Competition may have an impact on our company’s ability to acquire attractive mineral properties, which may have an adverse impact on our company’s operations.

Significant and increasing competition exists for the limited number of mineral acquisition opportunities available. As a result of this competition, some of which is with large established mining companies with substantial capabilities and greater financial and technical resources than our company, we may be unable to acquire attractive mineral properties on terms it considers acceptable. Accordingly, there can be no assurance that any exploration program intended by our company on properties it intends to acquire will yield any reserves or result in any commercial mining operation.

Downward fluctuations in metal prices may severely reduce the value of our company.

We have no control over the fluctuations in the prices of the thorium and other REM that we are exploring. A significant decline in such prices would severely reduce the value of our company.

We currently rely on certain key individuals and the loss of one of these certain key individuals could have an adverse effect on our company.

Our success depends to a certain degree upon certain key members of the management. These individuals are a significant fact in our company’s growth and success. The loss of the service of members of the management and certain key employees could have a material adverse effect on our company.

We do not maintain key man insurance to compensate our company for the loss of certain key individuals.

We do not anticipate having key man insurance in place in respect of any of our senior officers or personnel.

We are an exploration stage company, and there is no assurance that a commercially viable deposit or “reserve” exists on any properties for which our company has, or might obtain, an interest.

We are an exploration stage company and cannot give assurance that a commercially viable deposit, or “reserve,” exists on any properties for which we currently have or may have an interest. Therefore, determination of the existence of a reserve depends on appropriate and sufficient exploration work and the evaluation of legal, economic, and environmental factors. If we fail to find a commercially viable deposit on any of its properties, our financial condition and results of operations will be materially adversely affected.

We require substantial funds merely to determine whether commercial mineral deposits exist on our properties.

Any potential development and production of our exploration properties depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified engineers and geologists. Such programs require substantial additional funds. Any decision to further expand our operations on these exploration properties is anticipated to involve consideration and evaluation of several significant factors including, but not limited to:

•	Costs of bringing each property into production, including exploration work, preparation of production feasibility studies and construction of production facilities;
•	Availability and costs of financing;
•	Ongoing costs of production;
•	Market prices for the minerals to be produced;
•	Environmental compliance regulations and restraints; and
•	Political climate and/or governmental regulation and control.

General Mining Risks

Factors beyond our control may affect the marketability of any substances discovered from any resource properties we may acquire. Metal prices have fluctuated widely in recent years. Government regulations relating to price, royalties, allowable production and importing and exporting of minerals can adversely affect our company. There can be no certainty that we will be able to obtain all necessary licenses and permits that may be required to carry out exploration, development and operations on any projects it may acquire and environmental concerns about mining in general continue to be a significant challenge for all mining companies.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being September 30, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s and chief executive officer and our chief financial officer. Based upon that evaluation, our company’s chief financial officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our president and chief executive officer and our chief financial officer as appropriate, to allow timely decisions regarding required disclosure.

PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest. The outcome of open unresolved legal proceedings is presently indeterminable. Any settlement resulting from resolution of these contingencies will be accounted for in the period of settlement. We do not believe the potential outcome from these legal proceedings will significantly impact our financial position, operations or cash flows.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

During the quarter ended September 30, 2005, we dismissed Morgan & Company, Chartered Accountants as our auditor in favour of Telford Sadovnick, P.L.L.C., Certified Public Accountants. There were no reportable disagreements with Morgan & Company and the change was made to reflect our U.S. reporting status.

Subsequent to the quarter ended September 30, 2005, we closed a private placement of shares of common stock for cash proceeds of $631,500.

Subsequent to the quarter ended September 30, 2005, we appointed Sean Mulhearn as our corporate secretary. Based in New York, New York, Mr. Mulhearn is founder of New York Hedge consultants, a company that assists hedge funds raise capital and trade equity.

Item 6.  Exhibits.

Exhibits required by Item 601 of Regulation S-B

Exhibit Number/Description

(3)	Articles of Incorporation and Bylaws

3.1            Articles of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB filed on December 17, 1999).

3.2            By-laws (incorporated by reference from our Registration Statement on Form 10-SB filed on December 17, 1999).

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

4.1            2005 Compensation Plan for Outside Consultants of Custom Brand Networks, Inc. dated March 1, 2005 (incorporated by reference from our Registration Statement on Form S-8 filed on March 10, 2005).

4.2            2005 Augmented Compensation Plan for Outside Consultants of Novastar Resources Ltd. dated August 15, 2005 (incorporated by reference from our Registration Statement on Form S-8 filed on August 19, 2005).

(10)	Material Contracts

10.1          Consulting Agreement dated October 15, 2004 between Custom Branded Networks, Inc. and Walter Doyle (incorporated by reference from our Registration Statement on Form S-8 filed on October 19, 2004).

10.2          Consulting Agreement dated October 15, 2004 between Custom Branded Networks, Inc. and Adam Harrison (incorporated by reference from our Registration Statement on Form S-8 filed on October 19, 2004).

10.3          Consulting Agreement dated October 15, 2004 between Custom Branded Networks, Inc. and Tim Lelek (incorporated by reference from our Registration Statement on Form S-8 filed on October 19, 2004).

10.4          Consulting Agreement dated October 15, 2004 between Custom Branded Networks, Inc. and Bruce Fearn (incorporated by reference from our Registration Statement on Form S-8 filed on October 19, 2004).

10.5          Compensation Agreement dated October 15, 2004 between Custom Branded Networks, Inc. and Paul G. Carter (incorporated by reference from our Registration Statement on Form S-8 filed on October 19, 2004).

10.6          Consulting Agreement dated January 24, 2005 between Custom Branded Networks, Inc. and Walter Doyle (incorporated by reference from our Registration Statement on Form S-8 filed on January 27, 2005).

10.7          Consulting Agreement dated January 24, 2005 between Custom Branded Networks, Inc. and Sanjeev Pamnani (incorporated by reference from our Registration Statement on Form S-8 filed on January 27, 2005).

10.8          Consulting Agreement dated January 24, 2005 between Custom Branded Networks, Inc. and Seth Shaw (incorporated by reference from our Registration Statement on Form S-8 filed on January 27, 2005).

10.9          Assignment of Specific Mineral Rights dated September 14, 2005 between American Graphite Holdings and Novastar Resources Ltd. (incorporated by reference from our Current Report on Form 8-K filed on October 11, 2005).

10.10        Mining Acquisition Agreement dated September 30, 2005 between Walter Doyle and Novastar Resources Ltd. (incorporated by reference from our Current Report on Form 8-K filed on October 11, 2005).

(14)	Code of Ethics

14.1          Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on October 13, 2004).

(16)	Letter on change in certifying accountant

16.1          Letter from Morgan and Company dated September 14, 2005 regarding change in independent accountant (incorporated by reference from our Current Report on Form 8-K filed on October 11, 2005).

(21)	Subsidiaries

Custom Branded Networks, Inc., a Delaware corporation

Aquistar Ventures Inc., a British Columbia corporation

(31)	Section 302 Certifications
31.1	Section 302 Certification (filed herewith).
(32)	Section 906 Certification

32.1               Section 906 Certification (filed herewith).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVASTAR RESOURCES LTD.

By:	/s/ Paul G. Carter

Paul G. Carter

President, Chief Executive Officer,

Chief Financial Officer and Director

(Principal Executive, Financial and Accounting Officer)

Date: November 22, 2005