Form 10KSB/A
period 2005-06-30
NOVASTAR RESOURCES LTD.
filed 2005-11-25
CIK 1084554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended  June 30, 2005

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

Aggregate market value of outstanding Common Stock held by non-affiliates: As of November 22, 2005, the aggregate market value of outstanding Common Stock of the registrant held by non-affiliates was approximately $13,366,722.

Outstanding Common Stock: As of November 22, 2005, the Company had 97,660,032 shares of Common Stock outstanding. NIL additional shares are potentially outstanding pursuant to options which have vested or will vest within 60 days of October 11, 2005. As of the date of filing this report, no options have been exercised.

Transitional Small Business Disclosure Format. (Check one): Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one): Yes [ x ]       No  [  ]

USE OF NAMES

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS AND RISK FACTORS

General Overview

Novastar is currently a mineral exploration company. As of fiscal year-end June 30, 2005, Novastar had no mineral properties, but subsequently acquired mineral leases and claims located in Alabama, USA and North Queensland, Australia, respectively. These are exploration stage mineral properties prospective for Thorium and other Rare Earth Minerals (“REM”).

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

On February 2, 2001, the Company acquired 100% of the issued and outstanding capital stock of Custom Branded Networks, Inc. (“CBN”), a Delaware corporation, in exchange for 25,000,000 common shares of the Company. The Company then changed its name to Custom Branded Networks, Inc. on or about May 29, 2001. The business of CBN, the Delaware corporation which was the Company's wholly owned subsidiary, was the provision of turnkey private label Internet solutions to businesses and private organizations.

The current addresses, telephone and facsimile numbers of the offices of the Company are:

USA Office	Canada Office
1 E. Liberty Street Suite 6000 Reno, Nevada, 89501 Tel: (775) 686-6182 Fax: 775-686-6066	821 E. 29th Street North Vancouver, B.C. V7K 1B6 Tel: (604) 904-6949 Fax: 604-904-6946

Property Interests and Mining Claims

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

On September 30, 2005 the Company entered into an agreement with Walter Doyle whereby the Company will acquire an undivided 100% interest in and to any deposits of Thorium, Monazite and other Rare Earth Minerals on certain mining properties in North Queensland, Australia. In consideration for obtaining its interest the Company agreed to issue 5,000,000 restricted shares of common stock to Walter Doyle, an arm’s length party and in addition the Company is obliged to incur certain exploration expenditures. Mr. Doyle also retains a 2.5% net smelter return royalty on the property.

Subsequent to September 30, 2005 the Company closed a $631,500 private placement of common stock and warrants.

Subsequent to September 30, 2005 the Company made a $150,000 equity investment in Thorium Power, Inc., a privately-held company that develops and deploys Thorium based nuclear fuel designs.

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

LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.

For the twelve month period ending June 30, 2005 the Company had an operating loss of $2,691,516. At June 30, 2005, the Company had a working capital deficit of $224,178. Subsequent to year-end the Company raised $631,500 in an oversubscribed private placement of shares and warrants. While these proceeds meet the Company’s foreseeable needs for the next 12 months, the Company may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. If the

Company needs to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of the Company's outstanding common stock.

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

THE COMPANY WILL BE SUBJECT TO OPERATING HAZARDS AND RISKS WHICH MAY ADVERSELY AFFECT THE COMPANY'S FINANCIAL CONDITION.

Mineral exploration involves many risks, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. The Company's operations will be subject to all the hazards and risks normally incidental to exploration, development and production of metallic minerals, such as unusual or unexpected formations, cave-ins or pollution, all of which could result in work stoppages, damage to property and possible environmental damage. The Company does not have general liability insurance covering its operations and does not presently intend to obtain liability insurance as to such hazards and liabilities. Payment of any liabilities as a result could have a materially adverse effect upon the Company's financial condition

THE COMPANY'S ACTIVITIES WILL BE SUBJECT TO ENVIRONMENTAL AND OTHER INDUSTRY REGULATIONS WHICH COULD HAVE AN ADVERSE EFFECT ON THE FINANCIAL CONDITION OF THE COMPANY.

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

WE REQUIRE SUBSTANTIAL FUNDS MERELY TO DETERMINE WHETHER COMMERCIAL MINERAL DEPOSITS EXIST ON OUR PROPERTIES.

Any potential development and production of the Company's exploration properties depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified engineers and geologists. Such programs require substantial additional funds. Any decision to further expand the Company's operations on these exploration properties is anticipated to involve consideration and evaluation of several significant factors including, but not limited to:

- Costs of bringing each property into production, including exploration work, preparation of production feasibility studies and construction of production facilities;

- Availability and costs of financing;

- Ongoing costs of production;

- Market prices for the minerals to be produced;

- Environmental compliance regulations and restraints; and

- Political climate and/or governmental regulation and control.

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

ITEM 2. DESCRIPTION OF PROPERTIES.

Mineral Property Descriptions

The Company owned no mineral properties as of June 30, 2005. On September 14, 2005 the Company entered into an agreement with American Graphite Holdings, an Alabama sole proprietorship under which Novastar was assigned all mineral rights located on certain properties located in the Clay County District of Alabama and commonly referred to as the Ashland Graphite Properties.

On September 30, 2005 the Company entered into an agreement with Walter Doyle whereby the Company will acquire an undivided 100% interest in and to any deposits of Thorium, Monazite and other Rare Earth Minerals on certain mining properties in North Queensland, Australia. These mineral properties are known as A.P. 1956M, A.P. 1957M and E.P.M. 14834.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

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

Holders

As of November 22, 2005, Novastar had 73 shareholders of record.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the consolidated financial statements of the Company for the fiscal year ended June 30, 2005, and the related notes thereto.

Overview

Novastar is currently engaged in the acquisition, exploration and development of mineral properties containing naturally occurring isotope Thorium 232 (Th 232) in the oxide form (ThO2) and other Rare Earth Minerals (“REM”) such as Cerium (Ce), Lanthanum (La), Yttrium (Y) and Neodymium (Nd).

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

Outlook

As of June 30, 2005 there was not yet global demand for Thorium as a source of nuclear fuel. We believe that there will be significant surges in demand for Thorium at some future point; however we are unable to predict when or if this will occur.

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

Pursuant to our strategic relationship, subsequent to September 30, 2005 we invested $150,000 in acquiring an equity stake in Thorium Power and expressed our intention to increase our stake at a future point.

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

Exploration, property evaluation and holding costs

As of year-end the Company held no mineral interests. The agreement under which the Alabama mineral leases were assigned to the Company subsequent to year-end, requires we pay $100,000 cash (paid), 1 million restricted common shares of the Company (issued) and a net royalty of $15 per ton of thorium/monazite removed from the leased properties. There are no minimum required exploration or development expenditures.

The agreement under which we acquired the North Queensland mineral claims subsequent to year-end, requires we issue 5 million restricted common shares of the Company (issued), a 2.5% net smelter return royalty and that we incur the following exploration expenditures:

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

Legal and accounting costs

Legal and accounting costs totalled $30,160 in the current fiscal year compared to $11,943 in the previous year, representing an increase of $18,217 or 152%. This increase reflects primarily the company’s business activity in the current year in lead up to the property acquisitions and financing achieved subsequent to year-end.

Financial Position, Liquidity and Capital Resources

Cash provided by Operations

Cash provided by operations was $7,079 in the current fiscal year compared to cash used of $10,294 in the previous year.

The change of $17,373 can be attributed to increases in shares issued for consulting services, amortization of interest expense, accounts payable and accrued liabilities.

During the year $2,303,533 of consulting services were provided the Company for which the Company paid in common shares in lieu of cash. A further $100,000 of consulting services were provided for debt which converted to common shares and common stock purchase warrants. This compares to $22,500 of services in the prior fiscal year paid for by the issuance of shares in lieu of cash.

Excluding the effect of $169,818 in debt forgiven, accounts payable and accrued liabilities increased by $71,135 as compared to $7,265 in the prior year. Including the forgiveness of debt, accounts payable and accrued liabilities decreased by $98,683 as compared to the prior year increase of $7,265.

The above-noted increases and increases in other costs (namely, public relations and legal) arise from increased business activity as the Company embarked on its new business plan of acquiring, exploring and developing Thorium and Rare Earth Mineral properties and rights thereto.

During the year interest amortization totalled $442,813 as compared to $55,178 in the prior year. This increase is attributable to the conversion of notes in the current year to shares and warrants.

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

By subscriptions dated September 30, 2005 in a private placement closed subsequent to year-end, the Company raised $631,500. The placement was an offering of 4,209,998 units at a price of $0.15 per unit. Each unit consists of one common share and one-half of a non-transferable share purchase warrant (each whole a “Warrant”). Each warrant entitles the holder thereof to acquire one additional share of common stock at a price of $0.30 per share and has an expiry date of twelve months from the closing date of the subscription.

Liquidity and Capital Resources

At June 30, 2005, the Company's total assets were $802 as compared to $774 the previous year. Long-term liabilities as of June 30, 2005 totaled $0 as compared to $449,306 in the previous year. The Company had working capital deficiency of $224,178 at June 30, 2005.

Subscriptions of $94,140 were received during the fiscal year pending closure of a private placement. The placement was terminated subsequent to year-end and the funds returned to subscribers.

The Company recently closed a $631,500 private placement(see above under "Financing Activities") and has announced its aims to close a second stage of financing for an aggregate raise of $2,000,000, for the purpose of acquiring, exploring and developing Thorium and Rare Earth Minerals properties as well as assist the Company in future merger and acquisitions activity. There can be no assurance that the Company will be successful in raising further funds.

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

Subsequent to year-end we closed a private placement of common shares for cash proceeds of $631,500 as described above under "Financing Activities".

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

Subsequent to year-end we made a $150,000 equity investment in Thorium Power, Inc., a privately-held company that develops and deploys Thorium based nuclear fuel designs.

ITEM 7. FINANCIAL STATEMENTS

NOVASTAR RESOURCES, LTD.

(formerly Custom Branded Networks, Inc.)

NOVASTAR RESOURCES LTD.

(formerly Custom Branded Networks, Inc.)

(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(Audited)

(Stated in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Novastar Resources Ltd.

(formerly Custom Branded Networks, Inc.)

(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheet of Novastar Resources Ltd. (formerly Custom Branded Networks, Inc.)(the “Company”) (an Exploration Stage Company) as at June 30, 2005, the related consolidated statements of operations, stockholders’ deficiency and cash flows for the year ended June 30, 2005 and for the cumulative period from June 28, 1999 (inception) to June 30, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the Company’s consolidated financial statements as of and for the year ended June 30, 2004, and the cumulative data from June 28, 1999 (inception) to June 30, 2004 in the consolidated statements of operations, stockholders’ deficiency and cash flows, which were audited by other auditors whose report, dated September 27, 2004, which expressed an unqualified opinion, has been furnished to us. Our opinion, insofar as it relates to the amounts included for cumulative data from June 28, 1999 (inception) to June 30, 2004, is based solely on the report of the other auditors.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Novastar Resources Ltd. (formerly Custom Branded Networks, Inc.)(an Exploration Stage Company) as at June 30, 2005 and the results of its operations and its cash flows for the year then ended, and for the period from June 28, 1999 (inception) to June 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ TELFORD SADOVNICK, P.L.L.C.

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

Vancouver, Canada                                                                  /s/ “Morgan & Company”

September 27, 2004	Chartered Accountants

NOVASTAR RESOURCES LTD.

(formerly Custom Branded Networks, Inc.)

(an Exploration Stage Company)

CONSOLIDATED BALANCE SHEET

(Audited)

(Stated in U.S. Dollars)

	JUNE 30
	2005	2004

ASSETS
Current
Cash	$802	$-
Restricted cash	94,140	-
Less: refundable to subscribers of common stock	(94,140)	-
	802
Equipment, net	-	774

	$802	$774

LIABILITIES

Current
Accounts payable and accrued liabilities	$224,980	$323,663

Convertible Notes Payable, net of discount	-	449,306
	224,980	772,969

STOCKHOLDERS’ DEFICIENCY

Share Capital
Authorized:
250,000,000 (2004 – 50,000,000) common shares with a par value of $0.001 per share
50,000,000 (2004 – nil) preferred shares with a par value of $0.001 per share

Issued and outstanding:
86,072,532 common shares at June 30, 2005 and
38,372,532 common shares at June 30, 2004	86,073	38,373

Additional paid-in capital	3,832,247	636,281

Share Purchase Warrants	495,834	-

Accumulated Deficit	(4,138,365)	(1,446,849)

Deferred Compensation	(499,967)	-
	(224,178)	(772,195)

	$802	$774

The accompanying notes are an integral part of these consolidated financial statements.

NOVASTAR RESOURCES LTD.

(formerly Custom Branded Networks, Inc.)

(an Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Audited)

(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			JUNE 28, 1999
			(INCEPTION)
	YEAR ENDED		TO
	JUNE 30		JUNE 30,
	2005	2004	2005

Revenue	$-	$-	$184,162

Expenses
Consulting	2,303,533	23,635	2,497,913
Interest attributable to beneficial conversion feature for notes payable	442,813	55,178	579,379
Interest – other	-	678	678
Public relations	68,899	-	143,343
Legal	27,654	8,912	209,596
Administrative	15,929	3,996	920,123
Accounting	2,506	3,031	78,868
Forgiveness of debt	(169,818)	-	(169,818)
Mineral property payment	-	-	50,000
Write down of equipment	-	-	12,445
	2,691,516	95,430	4,322,527

Net Loss For The Period	$(2,691,516)	$(95,430)	$(4,138,365)

Net Loss Per Common Share, Basic And Diluted	$(0.05)	$(0.00)

Weighted Average Number Of Common Shares Outstanding, Basic and Diluted	57,188,970	38,372,532

The accompanying notes are an integral part of these consolidated financial statements.

NOVASTAR RESOURCES LTD.

(formerly Custom Branded Networks, Inc.)

(an Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Audited)

(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			JUNE 28, 1999
			(INCEPTION)
	YEAR ENDED		TO
	JUNE 30		JUNE 30,
	2005	2004	2005
Cash provided by (used in):
Operating Activities
Loss for the period	$(2,691,516)	$(95,430)	$(4,138,365)
Items not involving cash:
Shares issued for other than cash	2,339,533	22,500	2,384,533
Interest attributable to beneficial conversion feature for notes payable	442,813	55,178	579,379
Amortization of equipment	774	193	3,813
Forgiveness of debt	(169,818)	-	(169,818)
Write down of equipment	-	-	12,445
	(78,214)	(17,559)	(1,328,013)
Changes in non-cash operating working capital items:
Accounts payable and accrued liabilities	71,135	7,265	394,798
	7,079	(10,294)	(933,215)
Investing Activity
Purchase of equipment	-	-	(1,808)

Financing Activities
Proceeds from loan payable to shareholder	-	-	16,097
Issue of common shares	-	-	18,950
Advances on notes payable	7,881	9,400	900,000
Cash acquired on acquisition of subsidiary	-	-	778
	7,881	9,400	935,825

Increase (Decrease) In Cash	802	(894)	802

Cash, Beginning Of Period	-	894	-

Cash, End Of Period	$802	$-	$802

Supplemental Disclosure of Cash Flow Information
Cash paid during the year:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOVASTAR RESOURCES LTD.

(formerly Custom Branded Networks, Inc.)

(an Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

PERIOD FROM JUNE 28, 1999 (INCEPTION) TO JUNE 30, 2005

(Audited)

(Stated in U.S. Dollars)

			COMMON STOCK		ADDITIONAL
	COMMON STOCK		PURCHASE WARRANTS		PAID-IN	DEFERRED	ACCUMULATED
	SHARES	AMOUNT	WARRANTS	AMOUNT	CAPITAL	COMPENSATION	DEFICIT	TOTAL
Issuance of shares to founders	3,465	$3	-	$-	$18,947	$-	$-	$18,950
Net loss for the period	-	-	-	-	-	-	(159,909)	(159,909)

Balance, June 30, 2000	3,465	3	-	-	18,947	-	(159,909)	(140,959)

Repurchase of common stock by consideration of forgiveness of loan payable to shareholder	(1,445)	(1)	-	-	16,098	-	-	16,097
	2,020	2	-	-	35,045	-	(159,909)	(124,862)
Adjustment to number of shares issued and outstanding as a result of the reverse take-over transaction -
Custom Branded Networks, Inc.	(2,020)	(2)	-	-	2	-	-	-
Aquistar Ventures (USA) Inc.	15,463,008	15,463	-	-	(15,463)	-	-	-
	15,463,008	15,463	-	-	19,584	-	(159,909)	(124,862)
Shares allotted in connection with the acquisition of Custom Branded Networks, Inc.	25,000,000	25,000	-	-	(9,772)	-	-	15,228
Less: Allotted and not yet issued	(8,090,476)	(8,090)	-	-	8,090	-	-	-
Common stock conversion rights	-	-		-	421,214	-	-	421,214
Net loss for the year	-	-	-	-	-	-	(723,239)	(723,239)

Balance, June 30, 2001	32,372,532	$32,373	-	$-	$439,116	$-	$(883,148)	$(411,659)

The accompanying notes are an integral part of these consolidated financial statements.

NOVASTAR RESOURCES LTD.

(formerly Custom Branded Networks, Inc.)

(an Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (Continued)

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

NOVASTAR RESOURCES LTD.

(formerly Custom Branded Networks, Inc.)

(an Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (Continued)

PERIOD FROM JUNE 28, 1999 (INCEPTION) TO JUNE 30, 2005

(Audited)

(Stated in U.S. Dollars)

			COMMON STOCK		ADDITIONAL
	COMMON STOCK		PURCHASE WARRANTS		PAID-IN	DEFERRED	ACCUMULATED
	SHARES	AMOUNT	WARRANTS	AMOUNT	CAPITAL	COMPENSATION	DEFICIT	TOTAL
Balance, June 30, 2003	38,372,532	$38,373	-	$-	$632,980	$(22,500)	$(1,351,419)	$(702,566)

Amortization of deferred compensation	-	-	-	-	-	22,500	-	22,500
Common stock conversion rights	-	-	-	-	3,301	-	-	3,301
Net loss for the year	-	-	-	-	-	-	(95,430)	(95,430)

Balance, June 30, 2004	38,372,532	38,373	-	-	636,281	-	(1,446,849)	(772,195)

Issue of common stock for services	16,100,000	16,100	-	-	1,127,900	-	-	1,144,000
Issue of common stock and warrants for convertible notes	20,000,000	20,000	20,000,000	495,834	484,166	-	-	1,000,000
Issue of common stock for services	11,600,000	11,600	-	-	1,583,900	(598,000)	-	997,500
Amortization of deferred compensation	-	-	-	-	-	98,033	-	98,033
Net loss for the year	-	-	-	-	-	-	(2,691,516)	(2,691,516)
Balance, June 30, 2005	86,072,532	$86,073	20,000,000	$495,834	$3,832,247	$(499,967)	$(4,138,365)	$(224,178)
Deficit accumulated during the development stage							$(1,351,419)
Deficit accumulated during the exploration stage							(2,786,946)

Balance, June 30, 2005							$(4,138,365)

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

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $4,138,365 since inception, and currently has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral claims. Management has plans to seek additional capital through a private placement and public offering of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 – “Accounting for Income Taxes” (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion of all of a deferred tax asset will not be realized, a valuation allowance is recognized.

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

The accumulated costs of properties that are developed on the stage of commercial production will be amortized to operations through unit-of-production depletion. The Company has no mineral property interest as at June 30, 2005.

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

Environmental expenditures that relate to ongoing environmental and reclamation programs are charged against statements of operations as incurred or capitalized and amortized depending upon their future economic benefits. The Company does not anticipate any material capital expenditures for environmental control facilities because it has no mineral property holdings as at June 30, 2005.

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

Advertising Costs

Advertising costs are expensed as incurred. No advertising costs were incurred in fiscal year 2005.

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

b)

In December 2004, FASB issued Statement of Financial Accounting Standards No. 153 (“SFAS 153”), “Exchanges of Non-monetary Assets – an amendment of APB Opinion No. 29”. This Statement amended APB Opinion 29 to eliminate the exception of non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company has determined that the adoption of SFAS 153 does not have an impact on its results of operations or financial position.

NOVASTAR RESOURCES LTD.

(formerly Custom Branded Networks, Inc.)

(an Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(Audited)

(Stated in U.S. Dollars)

3.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

c)

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123 Revised”), “Share-Based Payment”. This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces FASB Statement No. 123 “Accounting for Stock-Based Compensation” and supercedes APB Opinion No. 25 “Accounting for Stock Issued to Employees”. The provisions of this Statement will be effective for the Company beginning its fiscal year ending 2007. The Company has determined that the adoption of SFAS 123 (Revised) does not have an impact on its results of operations or financial position.

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

On January 31, 2002, the Company executed $1,000,000 aggregate principal amount of convertible notes due not earlier than January 31, 2009. These notes were secured by the assets of the Company. The Company received $1,000,000 in advances through to June 30, 2005 (2004 - $892,119), including in-kind consideration of $100,000. The notes bore no interest until the maturity date.

NOVASTAR RESOURCES LTD.

(formerly Custom Branded Networks, Inc.)

(an Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(Audited)

(Stated in U.S. Dollars)

5.	CONVERTIBLE NOTES PAYABLE (Continued)

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

On June 1, 2005, the Company entered into consulting agreements with two consultants whereby the consultants were issued 4,600,000 common shares at $0.13 per share. The terms of the agreements are for 6 months. Amortization is taken on a monthly basis over the term of the agreement. Accordingly, $98,033 was expensed in 2005.

8.	RELATED PARTIES

During the year ended June 30, 2005, two former directors and officers forgave $169,818 of accounts payable owed to them, relating to consulting fees, rent, payroll and benefits.

During the year ended June 30, 2005, the Company issued 2,000,000 common shares to a director for consulting services rendered at a value of $40,000, which was based on exchange amounts, representing the amounts established and agreed upon by the related parties.

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

At June 30, 2005, the Company has net operating losses of approximately $4,098,000, which may be carried forward to apply against future years’ income for tax purposes expiring as follows:

2020	$159,000
2021	$723,000
2022	$326,000
2023	$102,000
2024	$96,000
2025	$2,692,000

10.	2005 COMPENSATION PLAN FOR OUTSIDE CONSULTANTS

On March 3, 2005 the Company filed a prospectus dated March 10, 2005, relating to the offer and sale of up to 20,000,000 shares of its common stock to outside consultants in payment for services rendered, pursuant to the 2005 Compensation Plan for Outside Consultants that was approved by the board of directors. At June 30, 2005, 16,000,000 shares had been issued under this prospectus. The balance of 4,000,000 shares was issued subsequently.

11.	SUPPLEMENTAL DISCLOSURE ON NON-CASH FINANCING AND INVESTING ACTIVITIES

During the year ended June 30, 2005, the Company had the following non-cash financing and investing activities:

a)

The Company issued 16,900,000 common shares to consultants pursuant to consulting agreements entered into with the Company with value of $1,144,000, which was based on exchange amounts, representing the amounts established and agreed upon by the parties.

b)	The Company issued 20,000,000 common shares and 20,000,000 common stock purchase warrants with a value of $1,000,000 pursuant to the exercise of convertible notes payable referred to in Note 5.

c)

The Company issued 11,600,000 common shares to consultants pursuant to consulting agreements entered into with the Company with a value of $1,595,500. Of this amount, $598,000 was recorded as deferred compensation to be amortized over the life of the consulting contracts as described in Note 7.

NOVASTAR RESOURCES LTD.

(formerly Custom Branded Networks, Inc.)

(an Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(Audited)

(Stated in U.S. Dollars)

11.	SUPPLEMENTAL DISCLOSURE ON NON-CASH FINANCING AND INVESTING ACTIVITIES (Continued)

d)	Two former directors of the Company forgave a total of $169,818 relating to accrued vacation payable, payroll liabilities and other accrued expenses incurred.

12.	CONSULTING AGREEMENTS

The Company had entered into various consulting agreements with certain outside consultants. Duties of the consultants included providing consulting services to the Company as directed by the board of directors from time to time. Services included research into prospective business venues that may be beneficial to the Company, seeking out such business opportunities and the making of introductions and all other business consultations on matters that may be of intrinsic value to the Company in developing and promoting the business enterprises of the Company. Compensation comprised the issuance of shares of the common shares, as disclosed in these financial statements.

13.	COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform to the current year’s presentation.

14.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Except as noted, the Company has no significant commitments or contractual obligations with any parties respecting executive compensation, consulting arrangements or other matters. Rental of premises is on a month-to-month basis.

15.	SUBSEQUENT EVENTS

Subsequent to June 30, 2005, the Company:

a)

entered into an agreement whereby certain mineral leases in the Clay County District of Alabama were assigned to the Company. The Company assumed a lease held by the lessee for the consideration of $100,000 cash (paid), 1,000,000 restricted common shares of the Company at a deemed issue price of $0.001 per share and a $15 net royalty per ton of Thorium/monazite removed from the leased properties;

NOVASTAR RESOURCES LTD.

(formerly Custom Branded Networks, Inc.)

(an Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(Audited)

(Stated in U.S. Dollars)

15.	SUBSEQUENT EVENTS (Continued)

b)

filed a prospectus dated August 18, 2005, relating to the offer and sale of up to 20,000,000 shares of its common stock to outside consultants in payment of services rendered, pursuant to the 2005 Augmented Compensation Plan for Outside Consultants as approved by the board of directors. It then entered into various consulting agreements with outside consultants to provide certain consulting services to the Company. Compensation is by way of issuance of an aggregate of 11,875,000 shares of common stock of the Company over the term of the agreements. Subsequent to June 30, 2005, 4,527,500 shares have been issued, having a value of $747,000. The Company also issued 800,000 shares of common stock to its advisory board, having a value of $128,000.

c)

cancelled the agreement entered into on May 1, 2005 to purchase a 92.25% interest in three mineral properties in North Queensland, Australia. It then entered into a new agreement to purchase a 100% undivided interest in these mineral interests. As consideration, the Company must issue 5,000,000 restricted common shares to the vendor. In addition, the Company must incur the following exploration expenditures, not to exceed $695,000:

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
f)

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Current Directors and Executive Officers

As of the date of this Annual Report, the Company's directors and executive officers are as follows:

NAME	AGE	OFFICES HELD

Paul G.Carter	43	President, CEO, CFO, Director
		Treasurer
Sean Mulhearn	39	Secretary

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

As of the date of this Annual Report, there are 91,360,032 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Paul Carter 821 E. 29th St. North Vancouver, BC V7K 1B6	2,000,000	2%
Sean Mulhearn 364 West 18th St., Apt.5G New York, NY 10011	1,567,000	1.6%
OTC Investments Ltd. 1710-1177 West Hastings Street Vancouver, BC V6E 2L3	15,000,000	15%

Directors and Executive Officers as a Group	3,567,000	3.6%

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

2005 - $Nil Telford Sadovnick, P.L.L.C.

2004 - $Nil Morgan & Company

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2005 - $Nil Telford Sadovnick, P.L.L.C.

2004 - $7,000 Morgan & Company

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of November, 2005.

NOVASTAR RESOURCES LTD.

(Registrant)

By: /s/ Paul G. CArter

Paul G. Carter
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Paul G. Carter	President, CEO, CFO, Treasurer
Paul G. Carter	and Director	November 25, 2005