Form 10QSB
period 2005-12-31
NOVASTAR RESOURCES LTD.
filed 2006-02-21
CIK 1084554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 2005

[	] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number  000-28543

NOVASTAR RESOURCES LTD.
(Exact name of small business issuer as specified in its charter)

Nevada	91-1975651
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8300 Greensboro Drive, Suite 800, McLean, VA 22102
(Address of principal executive offices)

800.685.8082
(Issuer’s telephone number, including area code)

1 E. Liberty Street, Suite 6000, Reno, Nevada 89501
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

108,640,608 shares of common stock issued and outstanding as of February 21, 2006 with a par value of $0.001 per share.

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

Part I -- Financial Information

Item 1. Financial Statements.

We have prepared the financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such Securities and Exchange Commission rules and regulations. In our opinion, the accompanying statements contain all adjustments necessary to present fairly the financial position of our company as of December 31, 2005, and its results of operations for the three month and six month periods ended December 31, 2005 and 2004 and its cash flows for the six month periods ended December 31, 2005 and 2004. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of our annual report on Form 10-KSB.

NOVASTAR RESOURCES LTD.

(Formerly Custom Branded Networks, Inc.)

(An Exploration Stage Company)

SECOND QUARTER FINANCIAL STATEMENTS

DECEMBER 31, 2005

(Unaudited)

(Stated in U.S. Dollars)

NOVASTAR RESOURCES LTD.

(Formerly Custom Branded Networks, Inc.)

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Stated in U.S. Dollars)

	DECEMBER 31	JUNE 30
	2005	2005
ASSETS
Current
Cash	$64,249	$802
Restricted cash	-	94,140
Less: Refundable to subscribers of common stock	-	(94,140)
Advances receivable	9,121	-
	73,370	802
Long Term Investment	150,000	-
Exploration Equipment	58,200	-
	$281,570	$802
LIABILITIES
Current
Accounts payable and accrued liabilities	$233,956	$224,980
Due to related party	1,236	-
	235,192	224,980
STOCKHOLDERS’ EQUITY (DEFICIENCY)
Share Capital
Authorized:
250,000,000 voting common shares with a par value of $0.001 per share
50,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding:
122,328,363 common shares (June 30, 2005 - 86,072,532)	122,329	86,073
Additional paid-in capital	9,760,767	3,832,247
Common Stock Purchase Warrants	127,468	495,834
Shares Committed For Issuance	165,219	-
Accumulated Deficit	(9,977,255)	(4,138,365)
Deferred Compensation	(152,150)	(499,967)
	46,378	(224,178)
	$281,570	$802

The accompanying notes are an integral part of these financial statements

NOVASTAR RESOURCES LTD.

(Formerly Custom Branded Networks, Inc.)

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
					INCEPTION
					JUNE 28
	THREE MONTHS ENDED		SIX MONTHS ENDED		1999 TO
	DECEMBER 31		DECEMBER 31		DECEMBER 31
	2005	2004	2005	2004	2005
Revenue	$-	$-	$-	$-	$184,162
Expenses
Consulting	892,386	-	2,143,020	-	4,640,933
Interest attributable to beneficial conversion feature for notes payable	-	15,560	-	31,120	579,379
Interest – other	-	-	-	-	678
Public relations	85,003	-	95,618	-	238,961
Legal	14,055	-	27,072	-	236,668
Administrative	7,771	139	11,506	3,087	931,629
Accounting	25,278	-	42,302	-	121,170
Forgiveness of debt	-	-	-	-	(169,818)
Mineral property acquisition costs	1,720,544	-	1,720,544	-	1,770,544
Mineral property exploration expenses	44,662	-	44,662	-	44,662
Cancellation costs	1,754,166	-	1,754,166	-	1,754,166
Write down of equipment	-	-	-	-	12,445
	4,543,865	15,699	5,838,890	34,207	10,161,417
Net Loss For The Period	$(4,543,865)	$(15,699)	$(5,838,890)	$(34,207)	$(9,977,255)
Net Loss Per Common Share, Basic and diluted	$(0.04)	$(0.00)	$(0.06)	$(0.00)
Weighted Average Number Of Shares Outstanding	104,547,205	38,372,352	95,744,108	38,372,532

The accompanying notes are an integral part of these financial statements

NOVASTAR RESOURCES LTD.

(Formerly Custom Branded Networks, Inc.)

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			JUNE 28, 1999
	SIX MONTHS ENDED		(INCEPTION) TO
	DECEMBER 31		DECEMBER 31
	2005	2004	2005

Cash provided by (used in):
Operating Activities
Loss for the period	$(5,838,890)	$(34,207)	$(9,977,255)
Items not involving cash:
Shares issued for other than cash	5,477,946	-	7,862,479
Interest attributable to beneficial conversion feature for notes payable	-	31,120	579,379
Amortization of equipment	-	78	3,813
Forgiveness of debt	-	-	(169,818)
Write down of equipment	-	-	12,445
	(360,944)	(3,009)	(1,688,957)
Changes in non-cash operating working capital items:
Accounts payable and accrued liabilities	78,976	(7,845)	473,774
Due to related party	(31,264)	-	(31,264)
Advances receivable	(9,121)	-	(9,121)
Net Cash Used In Operating Activities	(322,353)	(10,854)	(1,255,568)

Investing Activities
Purchase of equipment	(58,200)	-	(60,008)
Acquisition of long term investment	(150,000)	-	(150,000)
Net Cash Used In Investing Activities	(208,200)	-	(210,008)

Financing Activities
Proceeds from loan payable to shareholder	-	-	16,097
Issue of common shares	594,000	-	612,950
Advances on notes payable	-	10,854	900,000
Cash acquired on acquisition of subsidiary	-	-	778
Net Cash Provided By Financing Activities	594,000	10,854	1,529,825

Net Increase In Cash	63,447	-	64,249

Cash, Beginning Of Period	802	-	-

Cash, End Of Period	$64,249	$-	$64,249

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements

NOVASTAR RESOURCES LTD.

(Formerly Custom Branded Networks, Inc.)

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

PERIOD FROM JUNE 28, 1999 (INCEPTION) TO DECEMBER 31, 2005

(Unaudited)

(Stated in U.S. Dollars)

			COMMON SHARE		ADDITIONAL		SHARES
	COMMON SHARES		PURCHASE WARRANTS		PAID-IN	DEFERRED	COMMITTED	ACCUMULATED
	SHARES	AMOUNT	WARRANTS	AMOUNT	CAPITAL	COMPENSATION	FOR ISSUANCE	DEFICIT	TOTAL

Issuance of shares to founders	3,465	$3	-	$-	$18,947	$-	$-	$-	$18,950
Net loss for the period	-	-	-	-	-	-	-	(159,909)	(159,909)

Balance, June 30, 2000	3,465	3	-	-	18,947	-	-	(159,909)	(140,959)

Repurchase of common stock by consideration of forgiveness of loan payable to shareholder	(1,445)	(1)	-	-	16,098	-	-	-	16,097
	2,020	2	-	-	35,045	-	-	(159,909)	(124,862)
Adjustment to number of shares issued and outstanding as a result of the reverse take-over transaction -
Custom Branded Networks, Inc.	(2,020)	(2)	-	-	2	-	-	-	-
Aquistar Ventures (USA) Inc.	15,463,008	15,463	-	-	(15,463)	-	-	-	-
	15,463,008	15,463	-	-	19,584	-	-	(159,909)	(124,862)
Shares allotted in connection with the acquisition of Custom Branded Networks, Inc.	25,000,000	25,000	-	-	(9,772)	-	-	-	15,228
Less: Allotted and not yet issued	(8,090,476)	(8,090)	-	-	8,090	-	-	-	-
Common stock conversion rights	-	-	-	-	421,214	-	-	-	421,214
Net loss for the year	-	-	-	-	-	-	-	(723,239)	(723,239)

Balance, June 30, 2001	32,372,532	32,373	-	-	439,116	-	-	(883,148)	(411,659)

The accompanying notes are an integral part of these financial statements

NOVASTAR RESOURCES LTD.

(Formerly Custom Branded Networks, Inc.)

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY) (Continued)

PERIOD FROM JUNE 28, 1999 (INCEPTION) TO DECEMBER 31, 2005

(Unaudited)

(Stated in U.S. Dollars)

			COMMON SHARE		ADDITIONAL		SHARES
	COMMON SHARES		PURCHASE WARRANTS		PAID-IN	DEFERRED	COMMITTED	ACCUMULATED
	SHARES	AMOUNT	WARRANTS	AMOUNT	CAPITAL	COMPENSATION	FOR ISSUANCE	DEFICIT	TOTAL

Balance, June 30, 2001	32,372,532	$32,373	-	$-	$439,116	$-	$-	$(883,148)	$(411,659)

Additional shares issued in connection with the acquisition of Custom Branded Networks, Inc.	1,500,000	1,500	-	-	(1,500)	-	-	-	-
Common stock conversion rights	-	-	-	-	109,748	-	-	-	109,748
Net loss for the year	-	-	-	-	-	-	-	(326,038)	(326,038)

Balance, June 30, 2002	33,872,532	33,873	-	-	547,364	-	-	(1,209,186)	(627,949)

Issue of common stock for deferred compensation expense	4,500,000	4,500	-	-	40,500	(45,000)	-	-	-
Amortization of deferred compensation	-	-	-	-	-	22,500	-	-	22,500
Common stock conversion rights	-	-	-	-	45,116	-	-	-	45,116
Net loss for the year	-	-	-	-	-	-	-	(142,233)	(142,233)

Balance, June 30, 2003	38,372,532	38,373	-	-	632,980	(22,500)	-	(1,351,419)	(702,566)

The accompanying notes are an integral part of these financial statements

NOVASTAR RESOURCES LTD.

(Formerly Custom Branded Networks, Inc.)

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY) (Continued)

PERIOD FROM JUNE 28, 1999 (INCEPTION) TO DECEMBER 31, 2005

(Unaudited)

(Stated in U.S. Dollars)

			COMMON SHARE		ADDITIONAL		SHARES
	COMMON SHARES		PURCHASE WARRANTS		PAID-IN	DEFERRED	COMMITTED	ACCUMULATED
	SHARES	AMOUNT	WARRANTS	AMOUNT	CAPITAL	COMPENSATION	FOR ISSUANCE	DEFICIT	TOTAL

Balance, June 30, 2003	38,372,532	$38,373	-	$-	$632,980	$(22,500)	$-	$(1,351,419)	$(702,566)

Amortization of deferred compensation	-	-	-	-	-	22,500	-	-	22,500
Common stock conversion rights	-	-	-	-	3,301	-	-	-	3,301
Net loss for the year	-	-	-	-	-	-	-	(95,430)	(95,430)

Balance, June 30, 2004	38,372,532	38,373	-	-	636,281	-	-	(1,446,849)	(772,195)

Issue of common stock for services	14,800,000	14,800	-	-	901,200	-	-	-	916,000
Issue of common stock and warrants for convertible notes	20,000,000	20,000	20,000,000	495,834	484,166	-	-	-	1,000,000
Issue of common stock for services	11,600,000	11,600	-	-	1,583,900	(598,000)	-	-	997,500
Issue of common stock for services	1,300,000	1,300	-	-	226,700	-	-	-	228,000
Amortization of deferred compensation	-	-	-	-	-	98,033	-	-	98,033
Net loss for the year	-	-	-	-	-	-	-	(2,691,516)	(2,691,516)

Balance, June 30, 2005	86,072,532	86,073	20,000,000	495,834	3,832,247	(499,967)	-	(4,138,365)	(224,178)

The accompanying notes are an integral part of these financial statements

NOVASTAR RESOURCES LTD.

(Formerly Custom Branded Networks, Inc.)

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY) (Continued)

PERIOD FROM JUNE 28, 1999 (INCEPTION) TO DECEMBER 31, 2005

(Unaudited)

(Stated in U.S. Dollars)

			COMMON SHARE		ADDITIONAL		SHARES
	COMMON SHARES		PURCHASE WARRANTS		PAID-IN	DEFERRED	COMMITTED	ACCUMULATED
	SHARES	AMOUNT	WARRANTS	AMOUNT	CAPITAL	COMPENSATION	FOR ISSUANCE	DEFICIT	TOTAL

Balance, June 30, 2005	86,072,532	$86,073	20,000,000	$495,834	$3,832,247	$(499,967)	$-	$(4,138,365)	$(224,178)

Issuance of common stock for services	11,045,833	11,046	-	-	1,589,698	-	-	-	1,600,744
Issuance of common stock and warrants for settlement debt	249,999	250	124,999	7,569	19,588	-	-	-	27,407
Issuance of common stock for property acquisition	6,000,000	6,000	-	-	1,604,000	-	-	-	1,610,000
Private placement for issuance of common stock and warrants	3,959,999	3,960	1,980,000	119,899	480,234	-	-	-	604,093
Shares committed for issuance	-	-	-	-	-	-	165,219	-	165,219
Cancellation of warrants	-	-	(20,000,000)	(495,834)	495,834	-	-	-	-
Issuance of shares as compensation for warrants cancelled by shareholder	15,000,000	15,000	-	-	1,739,166	-	-	-	1,754,166
Amortization of deferred compensation	-	-	-	-	-	347,817	-	-	347,817
Net loss for the period	-	-	-	-	-	-	-	(5,838,890)	(5,838,890)

Balance, December 31, 2005	122,328,363	$122,329	2,104,999	$127,468	$9,760,767	$(152,150)	$165,219	$(9,977,255)	$46,378

Deficit accumulated during the development stage								$(1,351,419)
Deficit accumulated during the exploration stage								(8,625,836)

Balance, December 31, 2005								$(9,977,255)

The accompanying notes are an integral part of these financial statements

NOVASTAR RESOURCES LTD.

(Formerly Custom Branded Networks, Inc.)

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

(Unaudited)

(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s interim financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-KSB/A for the fiscal year ended June 30, 2005. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-KSB/A for the fiscal year ended June 30, 2005, has been omitted. The results of operations for the three-month and six-month period ended December 31, 2005 are not necessarily indicative of results for the entire year ending June 30, 2006.

2.	NATURE OF OPERATIONS AND GOING CONCERN

Novastar Resources Ltd. (the “Company”) was previously a development stage company since its formation engaged in the business of providing turnkey private label internet services to organizations throughout the domestic United States and Canada. Commencing July 1, 2003, the Company became an exploration stage company engaged in the acquisition and exploration of mineral claims. Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage.

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

NOVASTAR RESOURCES LTD.

(Formerly Custom Branded Networks, Inc.)

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

(Unaudited)

(Stated in U.S. Dollars)

2.	NATURE OF OPERATIONS AND GOING CONCERN (Continued)

As shown in the accompanying financial statements, the Company has incurred a net loss of $9,977,255 since inception, and has had minimal sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral claims. Management has plans to seek additional capital through a private placement and public offering of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

3.	RESTRICTED CASH

During the year ended June 30, 2005, proceeds totaling $94,140 were received in accordance with a planned private placement of common stock scheduled to close subsequent to the year end. This private placement was terminated and no shares of the Company were issued. During the period ended December 31, 2005, $89,140 was reimbursed to the subscribers in cash, while the balance was used, with the consent of the subscribers, towards the private placement that closed in the same period.

4.	LONG TERM INVESTMENT

During the quarter ended December 31, 2005, the Company entered into a share subscription agreement with Thorium Power, Inc., a private company, to purchase 37,500 common shares at a price of $4.00 per share (total cash consideration of $150,000). The Company’s investment of less than 1% of the common stock of Thorium Power, Inc. is carried at cost because the Company does not exercise influence over its operating and financial activities.

5.	MINERAL PROPERTIES
a)

On September 14, 2005, the Company entered into an agreement whereby certain mineral leases in the Clay County District of Alabama were assigned to the Company. The Company assumed a lease held by the lessee, who has subsequently become an officer and director of the Company, for consideration of $100,000 cash (paid as at December 31, 2005), 1,000,000 restricted common shares of the Company at a deemed price of $160,000 (issued on October 21, 2005) and a $15 per ton net royalty of Thorium/monazite removed from the leased properties.

NOVASTAR RESOURCES LTD.

(Formerly Custom Branded Networks, Inc.)

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

(Unaudited)

(Stated in U.S. Dollars)

5.	MINERAL PROPERTIES (Continued)
b)

On May 1, 2005, the Company entered into an agreement to purchase a 92.25% interest in three mineral interests located in the state of North Queensland, Australia. This agreement was replaced and superceded by an agreement dated September 30, 2005, to increase the Company’s purchase to a 100% interest. As consideration, the Company issued 5,000,000 restricted common shares of the Company to the vendor at a deemed value price of $1,450,000 (issued on October 21, 2005). In addition, the Company must incur the following exploration expenditures, not to exceed $695,000:

i)	$125,000 by December 31, 2006;
ii)	an additional $150,000 by December 31, 2007;
iii)	an additional $140,000 by December 31, 2008;
iv)	an additional $140,000 by December 31, 2009;
v)	an additional $140,000 by December 31, 2010.

The vendor retains a 2.5% net smelter return royalty on the property.

c)

On December 31, 2005, the Company entered into an agreement whereby certain mineral leases in the Cleburne and Clay County Districts of Alabama were assigned to the Company. The Company assumed 51% of a lease held by the lessee, who has subsequently become an officer and director of the Company, for consideration of 2,000,000 restricted common shares of the Company at a deemed issued price of $0.001 per share (not issued to date). In addition, the Company must incur $1,500,000 on property expenditures and for each $100,000 in expenditures over and above that required, the Company will receive an additional 4% interest in the lease up to a maximum of an extra 40% interest. Upon reaching a 91% interest, the lessee shall retain a 9% interest and shall receive $17.50 per ounce of pure Platinum Group Metal (PGM) produced. For each 2,500 ounces of PGM produced, the lessee shall receive an additional 1,000,000 restricted common shares of the Company, up to a maximum of 8,000,000 shares, for a period of two years from the acquisition of the Company’s 91% interest being obtained.

6.	CONVERTIBLE NOTE PAYABLE

On January, 31, 2002, the Company executed $1,000,000 aggregate principal amount of convertible notes due not earlier than January 31, 2009. These notes were secured by the assets of the Company. The Company received $1,000,000 in advances through June 20, 2005 (2004 $892,119), including in-kind consideration of $100,000. The notes bore no interest until the maturity date.

NOVASTAR RESOURCES LTD.

(Formerly Custom Branded Networks, Inc.)

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

(Unaudited)

(Stated in U.S. Dollars)

6.	CONVERTIBLE NOTE PAYABLE (Continued)

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

During the period ended December 31, 2005, the share purchase warrants were cancelled by mutual agreement of the holder and the Company, in return for 15,000,000 shares of the Company’s common stock, as described in note 7.

7.	SHARE CAPITAL
a)

On August 3, 2005, the Company issued 800,000 restricted shares of common stock to its advisory board as compensation for consulting services performed (Note 11(c)). The value attributed to these shares was $128,000 ($0.16 per share).

b)

On September 22, 2005, the Company issued a total of 4,187,500 shares of common stock to outside consultants as payment for services rendered. Of the total issuance, 4,000,000 were issued pursuant to the March 2005 Compensation Plan (Note 11(a)), while 187,500 were issued pursuant to the August 2005 Augmented Compensation Plan (Note 11(b)). The value attributed to these shares was $462,828 ($0.11 per share).

NOVASTAR RESOURCES LTD.

(Formerly Custom Branded Networks, Inc.)

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

(Unaudited)

(Stated in U.S. Dollars)

7.	SHARE CAPITAL (Continued)
c)

On September 30, 2005, the Company issued 300,000 shares of common stock to an outside consultant as payment for services rendered. These shares were issued pursuant to the August 2005 Augmented Compensation Plan (Note 11(b)), and the value attributed was $51,000 ($0.17 per share).

d)	On October 21, 2005, the Company issued 1,000,000 restricted common shares with value of $160,000 ($0.16 per share) for mineral property acquisition costs, as described in note 5(a).
e)	On October 21, 2005, the Company issued 5,000,000 restricted common shares with value of $1,450,000 ($0.29 per share) for mineral property acquisition costs, as described in note 5(b).
f)

On November 1, 2005, the Company issued 300,000 shares of common stock to an outside consultant as payment for his services rendered. These shares were issued pursuant to the August 2005 Augmented Compensation Plan (Note 11(b)) and the value attributed to these shares was $51,000 ($0.17 per share).

g)

On November 23, 2005, the Company closed a private placement of $631,500, consisting of an offering of 4,209,998 units of at a price of $0.15 per unit. Each unit consists of one common share and one-half of a non-transferable share purchase warrant. Each warrant entitles the holder thereof to acquire one additional share of common stock at a price of $0.30 per share and have an expiry date of twelve months from the closing date of the subscription. The warrants were valued using the Black Scholes option pricing model using the following assumptions: weighted average expected life of 1 year, volatility of 141%, rate of quarterly dividends - $Nil, risk free interest rate of 3.61%. The amount allocated to the share purchase warrants was $127,467. Of the 4,209,998 units issued in the private placement, 249,999 units were issued as settlement of debt of $37,500. The remainder of the units were issued for total cash proceeds of $594,000.

h)

On December 1, 2005, the Company issued 15,000,000 shares of common stock as compensation for the cancellation of 20,000,000 share purchase warrants, which were issued during the year ended June 30, 2005 with a value of $495,834. The total value attributable to the compensating shares was $2,250,000 ($0.15 per share). With the agreement of the relevant shareholders, these 15 million shares are in the process of being cancelled and such cancellation will occur in the quarter ending March 31, 2006.

NOVASTAR RESOURCES LTD.

(Formerly Custom Branded Networks, Inc.)

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

(Unaudited)

(Stated in U.S. Dollars)

7.	SHARE CAPITAL (Continued)
i)

On December 1, 2005, the Company issued 4,158,333 shares of common stock to various outside consultants as payment for services rendered. The total issuance was pursuant to the August 2005 Augmented Compensation Plan (Note 11(b)). The value attributed to these shares was $706,916 ($0.17 per share).

j)

On December 1, 2005, the Company issued 1,000,000 shares of common stock to an outside consultant as payment for his services rendered. The value attributable to these shares was $150,000 ($0.15 per share).

k)

On December 1, 2005, the Company issued 300,000 shares of common stock to an outside consultant as payment for his services rendered. These shares were issued pursuant to the August 2005 Augmented Compensation Plan (Note 11(b)) and the value contributed to these shares was $51,000 ($0.17 per share).

The Company valued all shares issued in the six month period ended December 31, 2005, using exchange amounts of the Company’s common stock as of the agreement date.

8.	DEFERRED COMPENSATION

a)

On June 1, 2005, the Company entered into a consulting agreement with two consultants whereby the consultants were issued 4,600,000 common shares at $0.13 per share. The terms of the agreements are for 6 months. Amortization is taken on a monthly basis over the term of the agreement. As at December 31, 2005, this amount was fully amortized.

b)	On August 15, 2005, the Company entered into consulting agreements with two consultants, whereby the consultants were to be issued shares on certain dates over the 8 month terms of the agreements.

c)	On December 1, 2005, these consultants were issued 1,060,000 common shares at $0.17 per share on an accelerated basis. Amortization is taken on a monthly basis over the remainder of the terms.

NOVASTAR RESOURCES LTD.

(Formerly Custom Branded Networks, Inc.)

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

(Unaudited)

(Stated in U.S. Dollars)

9.	RELATED PARTIES

a)

During the six months ended December 31, 2005, an officer and director of the Company made payments on behalf of the Company in the amount of $51,236. These amounts were advanced without interest and are due on demand. A total of $50,000 was reimbursed to the officer through cash and through the issuance of common stock. As at December 31, 2005, the outstanding balance payable is $1,236.

During the six month period ended December 31, 2005, this individual was issued an aggregate of 1,400,000 common shares of the Company for consulting services rendered. The value of these services totaled $238,000 ($0.17 per share).

b)

During the six month period ended December 31, 2005, an officer and director of the Company was paid $100,000 in cash and issued 1,000,000 restricted common shares of the Company pursuant to the mineral property agreement discussed in Note 5(a).

During the six month period ended December 31, 2005, this individual was issued an aggregate 500,000 common shares of the Company for consulting services rendered. The value of these services totaled $85,000 ($0.17 per share). In addition, the individual was paid $15,000 cash for other consulting services performed.

10.	SUPPLEMENTAL DISCLOSURE ON NON-CASH FINANCING AND INVESTING ACTIVITIES

During the six month period ended December 31, 2005, the Company had the following non-cash financing and investing activities:

a)	The Company issued 11,045,833 common shares to consultants for consulting services provided to the Company with value of $2,113,780.
b)	The Company issued 6,000,000 common shares to two individuals for mineral property acquisition costs with value of $1,610,000 as described in Notes 5(a) and 5(b).
c)

The Company issued 15,000,000 common shares to an individual as compensation for 20,000,000 share purchase warrants that were cancelled as described in Note 7(h). As a result of the cancellation of 20,000,000 share purchase warrants, cancellation costs of $1,754,166 was recorded in the statement of operations.

NOVASTAR RESOURCES LTD.

(Formerly Custom Branded Networks, Inc.)

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

(Unaudited)

(Stated in U.S. Dollars)

11.	CONSULTING AGREEMENTS
a)

On March 10, 2005, the Company filed a prospectus dated March 10, 2005, relating to the offer and sale of up to 20,000,000 shares of its common stock to outside consultants in payment for services rendered, pursuant to the 2005 Compensation Plan for Outside Consultants that was approved by the board of directors. At December 31, 2005, all of the shares have been issued under this prospectus.

b)

On August 18, 2005, the Company filed a prospectus relating to the offer and sale of up to 20,000,000 shares of its common stock to outside consultants in payment of services rendered, pursuant to the 2005 Augmented Compensation Plan for Outside Consultants as approved by the board of directors. It then entered into various consulting agreements with outside consultants to provide certain consulting services to the Company. Compensation is by way of issuance of an aggregate of 11,875,000 shares of common stock of the Company over the term of the agreements. As at December 31, 2005, 5,245,833 shares have been issued, having a value of $891,523 ($0.17 per share).

c)	On September 30, 2005, the Company issued 800,000 restricted shares of common stock to its advisory board, having a value of $128,000 ($0.16 per share).
12.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

As of December 31, 2005, the Company is committed to issue an aggregate of 3,050,000 shares with a value of $518,500 ($0.17 per share) as per consulting agreements dated August 15, 2005. Rental of premises is on a month-to-month basis.

13.	SUBSEQUENT EVENTS

Subsequent to December 31, 2005:

a)	the Company issued an aggregate of 5,639,558 shares of the Company’s common stock for various consulting services with value of $2,461,459.

NOVASTAR RESOURCES LTD.

(Formerly Custom Branded Networks, Inc.)

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

(Unaudited)

(Stated in U.S. Dollars)

13.	SUBSEQUENT EVENTS (Continued)

b)

the Company entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”), dated as of February 14, 2006, for a business combination between the Company and Thorium Power, Inc. (“Thorium”) by way of a reverse merger. Under the Merger Agreement, each common share of Thorium will be converted into securities of the Company such that Thorium’s current stockholders will own approximately 54.5% of the Company. The combined company will operate under the name of Thorium Power Ltd. The transaction is subject to shareholder and regulatory approval.

In conjunction with the Merger Agreement, the Company entered into a consulting agreement to issue 2,389,558 common shares as consideration of services in connection with the business combination with Thorium.

c)

the directors approved a drilling agreement with 3West LLC for drilling services in the Clay County District of Alabama. The consideration is $222,000, of which $25,000 was paid by cash in the quarter ended December 31, 2005 and $197,000 will be paid by common stock of the Company in six weekly installments, based on the closing stock price at the end of each week. Subsequent to December 31, 2005, the Company has issued 672,687 common shares for a value of $197,000 ($0.29 per share). Due to late amendments to the drilling agreement, the Company has paid a further $6,000 in cash.

d)

the Company closed a 4,208,340 unit private placement at $0.30 per unit for cash proceeds of $1,262,500. The proceeds are to be used to complete the proposed merger with Thorium Power, Inc. Each unit consists of one share of common stock and one-half of a non-transferable share purchase warrant. Each whole warrant entitles the holder thereof to acquire one additional share of common stock at a price of $0.50 per share and expires twelve months from the closing date of the subscription.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Specifically, we cannot guarantee closing of our pending acquisition of Thorium Power, Inc. pursuant to the definitive merger agreement we signed with them on February 14, 2006.

Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. In this quarterly report, unless otherwise specified all dollar amounts are expressed in United States dollars.

As used in this quarterly report, the terms “we”, “us”, “our company”, “the Company”, “Novastar Resources” and “Novastar” mean Novastar Resources Ltd., a Nevada corporation, unless otherwise indicated.

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

On February 2, 2001, our company acquired 100% of the issued and outstanding capital stock of a company named Custom Branded Networks, Inc., a Delaware corporation, in exchange for 25,000,000 shares of common stock of the company. Our company then changed its name to Custom Branded Networks, Inc. The business of Custom Branded Networks, Inc., which was our company’s wholly-owned subsidiary, was the provision of turnkey private label internet solutions to businesses and private organizations.

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

Our Business

Novastar is a minerals exploration company with the objectives of both driving global demand for Thorium and becoming a global supplier of thorium to the nuclear energy industry. To this end, we have acquired and plan to acquire both physical properties and rights to properties that contain monazite deposits. The phosphate mineral monazite, which exists as a sand, contains concentrations of thorium oxide as well as other Rare Earth Minerals (REM). All commercial grade Thorium metal (in Oxide Form) is extracted from mineral monazite.

During the quarter ended December 31, 2005, we entered into an agreement to acquire a 51% (up to 91%) interest in mineral leases located in Alabama, U.S.A., prospective for REM and Platinum Group Metals (PGM). In the previous quarter ended September 30, 2005, we entered in to an agreement to acquire a 100% undivided interest in three mineral interests located in the state of North Queensland, Australia prospective for mining Thorium and REM and an agreement under which we were assigned minerals leases in Alabama prospective for mining Thorium and REM.

Subsequent to December 31, 2005 we entered into a definitive merger agreement to merge with Thorium Power, Inc. (Thorium Power), a privately-held Washington, D.C. area-based company that develops and deploys thorium-based nuclear fuel technologies designed to stop the production of weapons-suitable plutonium and eliminate existing plutonium stockpiles.

Overview

Utilizing thorium based nuclear fuels has several important societal benefits, such as safety benefits, environmental benefits, and non-proliferation benefits. Thorium is more abundant, more efficient and safer to use as a reactor fuel than uranium. Also important, thorium reactors leave behind very little weapons grade plutonium.

As of December 31, 2005, there was not yet global demand for thorium as a source of nuclear fuel. We believe that there will be significant surges in demand for thorium at some future point; however we are unable to predict when or if this will occur.

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

Prior to the quarter ended December 31, 2005 we entered into an informal strategic relationship with Thorium Power (www.thoriumpower.com). During the quarter, we solidified our relationship by investing $150,000 in acquiring an equity stake in Thorium Power. We purchased 37,500 common shares at a price of $4 per share, acquiring less than 1% of the issued and outstanding common stock of Thorium Power. Further, we entered into negotiations for a possible business combination of Novastar and Thorium Power. Subsequent to quarter-end, on January 10, 2006, we entered into a non-binding letter of intent for a business combination between Novastar and Thorium Power.

Merger Agreement

On February 14, 2006, Novastar Resources entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Thorium Power and TP Acquisition Corp., a direct wholly-owned subsidiary of Novastar Resources formed in connection with the transactions contemplated by the Merger Agreement. Concurrently therewith, Novastar Resources (1) adopted its 2006 Stock Plan, (2) entered into an employment agreement with Seth Grae, President and Chief Executive Officer of Thorium Power, (3) granted certain nonqualified stock options to Mr. Grae and (4) entered into a subscription agreement with Thorium Power for the purchase of 150,000 shares of common stock of Thorium Power for $4.00 per share. In addition, Novastar Resources has amended and restated its consulting agreement with Alan Gelband. Prior to and in connection with the execution of the Merger Agreement, Novastar Resources owned 175,000 shares of common stock of Thorium Power and has had an informal strategic relationship with Thorium Power.

Upon consummation of the merger, which has been approved by the board of directors of both Novastar Resources and Thorium Power, Thorium Power will become a wholly-owned subsidiary of Novastar Resources, and the combined company will operate under the name Thorium Power Ltd. Under the Merger Agreement, each common share of Thorium Power will be converted into securities of Novastar Resources such that Thorium Power’s current stockholders will own approximately 54.5% of the combined company, and each share of Novastar Resources common stock will remain outstanding. In addition, Novastar Resources anticipates the appointment of new directors and officers following the merger. The combined company will be headquartered in the Washington D.C. area, where Thorium Power is presently based.

The merger is conditioned upon, among other things, approvals by stockholders of Novastar Resources and Thorium Power of certain corporate matters, no legal impediment to the merger, the absence of any material adverse effect on Novastar Resources or Thorium Power, completion of due diligence reviews by both companies, the declaration of effectiveness of a registration statement by the Securities and Exchange Commission and any other necessary regulatory approvals. The Merger Agreement contains certain termination rights for both Novastar Resources and Thorium Power, and further provides that, upon termination of the Merger Agreement under specified circumstances, either company may be required to pay the other company a termination fee of $500,000.

2006 Stock Plan

Effective February 14, 2006, Novastar Resources adopted its 2006 Stock Plan. The 2006 Stock Plan provides for grants of restricted shares of common stock and grants of stock options. Under the terms of the 2006 Stock Plan, Novastar Resources may grant a maximum of 20 million shares of common stock, to consist of no more than 20 million shares issuable under incentive stock options and no more than 10 million restricted shares of common stock. The maximum number of restricted shares that may be granted to one individual in any fiscal year is five million shares, and the maximum number of options that may be granted to one individual in any fiscal year is eight million shares.

Subscription Agreement

Pursuant to the terms of the Merger Agreement, on February 14, 2006, Novastar Resources entered into an agreement with Thorium Power for the acquisition of 150,000 shares of Thorium Power’s common stock. The purchase price was $4.00 per share, for a total purchase price of $600,000. As a result of this acquisition and the shares that had been previously acquired, Novastar Resources holds 3.3% of Thorium Power’s issued and outstanding common shares.

Results of Operations

Summary

Our consolidated net loss for our second fiscal quarter ended December 31, 2005 was $4,543,865 or $0.04 per share as compared to a net loss of $15,699 or $0.00 per share in the prior year’s comparative quarter, for a net loss increase of $4,528,166.

Our consolidated net loss for the six months ended December 31, 2005 was $5,838,890 or $0.06 per share as compared to a net loss of $34,207 or $0.00 per share in the prior year’s comparative period, for a net loss increase of $5,804,683.

The largest new expenses were related to mineral property payments and consulting fees paid to consultants whose services included research into prospective business venues, seeking out business opportunities, making introductions and other business consulting.

During the three and six months ended December 31, 2005 we expensed $1,720,544 in mineral property acquisition costs. We expensed $892,386 in consulting fees during the quarter ended December 31, 2005 and $2,143,020 in the six months ended December 31, 2005. These were largely non-cash expenses paid for in our shares of common stock.

Additionally, we incurred a $1,754,166 expense in the quarter ended December 31, 2005 in relation to the issue of common shares in compensation for the cancellation of share purchase warrants. However, with the agreement of the shareholders these shares are pending cancellation. Accordingly, this non-cash expense amount will be reversed in our third fiscal quarter ending March 31, 2006. Absent this expense item, our consolidated net loss for our second fiscal quarter ended December 31, 2005 would have been $2,789,699 or $0.02 per share and for the six months ended December 31, 2005 would have been $4,084,724 or $0.03 per share.

Our company was essentially inactive in the prior year’s comparative periods.

Mineral Production and Revenue

As we are still a development stage company and in the exploration stage on our mineral interests, being leases and claims located in Alabama, U.S.A. and North Queensland, Australia, respectively, we have not as of yet produced any minerals revenues nor produced any minerals.

Exploration, Property Evaluation and Holding Costs

During the quarter and six month period ended December 31, 2005 we acquired mineral interests as detailed below. During the quarter ended December 31, 2005 we also purchased certain equipment for purposes of commencing exploration activities and expended $44,662 in mineral property exploration expenses.

On December 31, 2005, we entered into an assignment of minerals lease with Dr. Charles H. Merchant, our COO, interim CEO and one of our directors, for the assignment of a lease entered into between Dr. Merchant and John Hancock Real Estate Division of certain unpatented mining claims located in Cleburne and Clay Counties, State of Alabama.

Pursuant to the assignment of minerals lease, our company will acquire a 51% interest in the leased claims on the properties from Dr. Merchant on the following terms:

(a)	the issuance of 2,000,000 restricted shares of our common stock to Dr. Merchant; and
(b)	incurring $1,500,000 on property expenditures (as defined in the assignment agreement); and
(c)

for each additional $100,000 on property expenditures, we will receive an additional 4% interest in the lease for the properties, up to a maximum of an additional $1,000,000 in expenditures for an additional 40% interest.

In addition, upon a 91% interest in the leased claims on the properties being acquired by us, Dr. Merchant will retain a 9% interest in the leased claims on the properties upon such acquisition, and will receive $17.50 per ounce of pure Platinum Group Metal (PGM) produced for a period of two years from the acquisition of the 91% interest being obtained. For each 2,500 ounces of pure PGM produced, Dr. Merchant will receive an additional 1,000,000 restricted shares of our common stock, up to a maximum of 8,000,000 shares of our common stock.

On September 14, 2005 we entered into an agreement with an Alabama proprietorship owned by Dr. Merchant, to be assigned all mineral rights located on certain properties located in the Clay County District of Alabama and commonly referred to as the Ashland Graphite Properties. The terms of the agreement require our company to pay $100,000 cash (paid in the quarter ended September 30, 2005), issue 1,000,000 restricted shares of our common stock (issued October 21, 2005) and pay a net royalty of $15 per ton of thorium/monazite removed from the leased properties. There are no minimum required exploration or development expenditures.

Effective September 30, 2005, we entered into an agreement to acquire an undivided 100% interest in any deposits of thorium, monazite and other REM on three mining properties in North Queensland, Australia. In consideration, we agreed to issue 5,000,000 restricted shares of our common stock (issued October 21, 2005), pay a 2.5% net smelter return royalty and incur the following exploration expenditures:

i)	$125,000 by December 31, 2006;

ii)	An additional $150,000 by December 31, 2007;
iii)	An additional $140,000 by December 31, 2008;
iv)	An additional $140,000 by December 31, 2009; and
v)	An additional $140,000 by December 31, 2010.

Subsequent to December 31, 2005 the 5,000,000 restricted shares of our common stock issued October 21, 2005 were repurchased by Novastar Resources from the shareholder for $400,000. Cancellation of these shares is still pending at this time, however should be completed in the very near future.

Corporate Administration, Public and Investor Relations

Excluding consulting fees as described above and public relations costs, corporate administrative costs totalled $47,104 in the company’s second fiscal quarter ended December 31, 2005 as compared to $139 in the prior fiscal year’s comparative quarter, representing an increase of $46,965. The increase primarily relates to increased costs for accounting and legal services in connection with increased corporate activity.

For the six month period ended December 31, 2005 corporate administrative costs, excluding consulting fees and public relations costs, totalled $80,880 as compared to $3,087 in the prior fiscal year’s comparative period, representing an increase of $77,793. The increase primarily relates to increased costs for accounting and legal services in connection with increased corporate activity.

Public relations costs totalled $85,003 in the quarter ended December 31, 2005 and $95,618 in the six month period ended December 31, 2005 as compared to $Nil in the previous year’s comparative periods. The increase relates to the engagement of a public relations firm in light of our increased corporate activity.

During the prior year comparative periods, Novastar Resources was essentially inactive.

Our company incurred no investor relations costs in the quarter or six month period ended December 31, 2005 or in the prior fiscal year’s comparative periods.

Employees

Effective December 1, 2005 Dr. Charles H. Merchant was appointed as Chief Operating Officer and interim Chief Executive Officer. Dr. Merchant earned his Bachelor's Degree from the University of West Florida, his MBA from Jacksonville State University and his Ph.D in Economic Geology from American University in Washington D.C. Dr. Merchant is also a licensed mining engineer in the State of Alabama.

Pursuant to a Form 8-K filed on December 23, 2005, Novastar Resources announced the appointment of Cornelius J. Milmoe as a member of its board of directors. Subsequently, Mr. Milmoe has advised Novastar Resources that he would accept this appointment once Novastar Resources obtains appropriate D&O insurance coverage, which is anticipated to be received shortly.

As of December 31, 2005 we had three officers and employees: Dr. Merchant, Mr. Paul G. Carter, our President and Mr. Sean Mulhearn, our Corporate Secretary.

We use consultants with specific skills to assist with various aspects of our project evaluation, due diligence, acquisition initiatives, corporate governance and business development.

Subsequent to December 31, 2005, Novastar Resources entered into a consulting agreement with Alan Gelband pursuant to which Novastar Resources will issue 2,389,588 restricted shares of our common stock to Mr. Gelband in consideration for his services in connection with the proposed acquisition of Thorium Power. This consulting agreement has a term of six months. On February 6, 2006, Novastar Resources entered into an amended and restated consulting agreement with Alan Gelband for the provision of investment banking and advisory services, particularly in relation to Novastar Resources’ business combination with Thorium Power.

Pursuant to the terms of the Merger Agreement, effective February 14, 2006 Novastar Resources entered into an employment agreement with Seth Grae, wherein Novastar Resources has agreed to pay him an annual salary of $275,000 for performing the duties described in the employment agreement. In addition, Novastar Resources has agreed to issue to Mr. Grae 5,000,000 shares of restricted stock and grant to Mr. Grae 7,200,000 non-qualified stock options, with a term of ten years at an exercise price of $0.795 per share. The shares of restricted stock vest immediately on issuance and will be subject to the provisions of Rule 144 promulgated under the Securities Act of 1933, as amended. The agreement commences on the date that Novastar Resources obtains D&O liability insurance coverage and terminates on the fifth anniversary of the date of the agreement.

Seth Grae, currently President and Chief Executive Officer of Thorium Power, is expected to assume shortly the positions of President and Chief Executive Officer of Novastar Resources in accordance with the terms of the Merger Agreement. At that time, Dr. Charles Merchant, Chief Operating Officer and Interim Chief Executive Officer of Novastar Resources, is expected to resign from these positions and will serve as Novastar Resources’ Head of Mining Operations.

Seth Grae has played an active role in all business activities of Thorium Power since the company’s founding. He is a member of the board of directors of the Bulletin of the Atomic Scientists and has served as co-chair of the American Bar Association’s Committee on Arms Control and Disarmament. As a member of the board of directors of the Lawyers Alliance for World Security, Mr. Grae helped advise on the drafting of nuclear export control regulations in China and Belarus, and he participated in consultations with the government of India on nuclear power and weapons. He represented refuseniks pro bono who were nuclear scientists, in securing exit visas from the Soviet Union. Mr. Grae led the efforts that resulted in Thorium Power becoming one of the first Western companies to contract with Russian nuclear institutes and become one of the first grant recipients from the United States Department of Energy for nuclear non-proliferation related work in Russia. Mr. Grae obtained his B.A. from Brandeis University cum laude, J.D. from American University, LL.M. in International Law with honors from Georgetown University, and MBA from Georgetown University.

Financial Position, Liquidity and Capital Resources

Cash Used In Operations

Cash used in operations was $322,353 in the six months ended December 31, 2005 as compared to cash used of $10,854 in the prior fiscal year’s comparative period. The change of $311,499 can be primarily attributed to increased accounting, legal and public relations costs in reflection of our increased level of corporate activity as compared to the year earlier period, when it was essentially inactive.

During the six months ended December 31, 2005, interest amortization totalled $Nil as compared to $31,120 in the prior year. The decrease is attributable to settlement of the note payable.

Accounts payable and accrued liabilities increased by $78,976 in the six months ended December 31, 2005 as compared to a decrease of $7,845 in the prior year’s comparative period.

During the six months ended December 31, 2005, $5,477,946 of expenses (including $1,863,792 of consulting services) were incurred by payment in shares of common stock in lieu of cash. This compares to $Nil of expenses paid in shares in lieu of cash in the prior fiscal year’s comparative period.

Financing Activities

We received net cash from financing activities of $594,000 in the six month period ended December 31, 2005, as compared to $10,854 in the previous year’s comparative period.

On November 23, 2005 we closed a private placement of $631,500, consisting of an offering of 4,209,998 units at a price of $0.15 per unit. Each unit consisted of one common share and one-half of a non-transferable share purchase warrant. Each warrant entitles the holder thereof to acquire one additional share of common stock at a price of $0.30 per share and has an expiry date of twelve months from the closing date of the subscription. Of the 4,209,998 units issued in the private placement, 249,999 units were issued as settlement of debt. The remainder of the units were issued for total cash proceeds of $594,000.

Subsequent to December 31, 2005 we closed a $1,262,500 private placement; proceeds to be used to complete the proposed acquisition of Thorium Power and strengthen the balance sheet of the combined company. This oversubscribed private placement consisted of an offering of approximately 4,208,340 units at a price of $0.30 per unit, with each unit consisting of one share of common stock and one-half of a non-transferable share purchase warrant. Each whole warrant entitles the holder thereof to acquire one additional share of common stock at a price of $0.50 per share and expires twelve months from the closing date of the subscription.

Of the proceeds raised in the $1,262,500 private placement, $400,000 was expended subsequent to December 31, 2005 in order to repurchase 5,000,000 restricted shares from a shareholder. Cancellation of these shares is pending.

Liquidity and Capital Resources

As of December 31, 2005, our total assets were $281,570 as compared to $105,000 on September 30, 2005 and $802 on June 30, 2005, our prior fiscal year-end.

Liabilities of $235,192 as of December 31, 2005 represented a 48% decrease from our September 30, 2005 liabilities of $448,569 and a 5% increase from the $224,980 reported as of June 30, 2005.

We had a working capital deficiency of $161,822 on December 31, 2005, a 54% improvement from $348,569 as of September 30, 2005 and a 28% improvement from $224,178 as of June 30, 2005.

During the quarter ended December 31, 2005 we closed a $631,500 private placement and announced our aims to close a second stage of financing.

Subsequent to December 31, 2005 we arranged a $1,262,500 private placement, as described above under Financing Activities.

Plan of Operations and Cash Requirements

Without regard to the proposed acquisition of Thorium Power pursuant to the definitive merger agreement as discussed above, which transaction is subject to closing conditions that may take some months to satisfy, major cash commitments over the next 12 months are related to proposed exploration activities, corporate administration and operations. Our minimum committed exploration expenditures on our mineral properties total $125,000 by December 31, 2006. Thus, we currently have sufficient liquidity to meet our minimum required expenditures over the 12 months ending December 31, 2006.

With regard to the proposed acquisition of Thorium Power, we do not currently contemplate that the acquisition of Thorium Power will materially increase our minimum committed expenditures. However, overall expenditures will materially increase and these amounts will vary in relation to governmental and private funding. Further detail will be provided in appropriate regulatory filings and disclosures subsequent to the date of this report.

Estimated Expenditures Over the Next Twelve Months

Absent the proposed acquisition of Thorium Power, we anticipate that we will expend approximately $560,000 during the twelve-month period ending December 31, 2006 as follows:

Operating expenses
Exploration and drilling	$165,000
Land and lease expenditures	20,000
General and Administrative	335,000
Capital expenditures	40,000
Total	$560,000

We currently have minimal debt and have not established a limit as to the amount of debt we may incur, nor have we adopted a ratio of our equity to debt allowance.

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

Such estimates, projections or other “forward-looking statements” involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and in the future could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward-looking statements”. In evaluating us, our business and any investment in our business, readers should carefully consider the following factors:

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

Our company has entered into a definitive merger agreement with another company.

Consolidated results of our company will materially change on a go-forward basis if and when the proposed acquisition of Thorium Power, Inc. is consummated pursuant to the recently entered into definitive merger agreement.

Liquidity and capital resources are uncertain.

For the six month period ended December 31, 2005 we incurred a net loss of $5,838,890 and used $322,353 of cash in operations. At December 31, 2005 we had a working capital deficit of $161,822. During the six months ended December 31, 2005 we raised cash proceeds of $594,000 in a private placement of shares and warrants and more recently we closed an oversubscribed private placement of $1,262,500, consisting of shares and warrants. While these proceeds meet our foreseeable needs for the next 12 months, we may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. If our company needs to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of our outstanding shares of common stock.

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

Resource exploration and development is a speculative business, characterized by a number of significant risks including unprofitable efforts resulting not only from the failure to discover mineral deposits but from finding mineral deposits which, though present, are insufficient in quantity and quality to return a profit from production. The marketability of minerals acquired or discovered by our company may be affected by numerous factors which are beyond our control and which cannot be accurately predicted, such as market fluctuations, the proximity and capacity of milling facilities, mineral markets and processing equipment and such other factors as government regulations, including regulations relating to royalties, allowable production, importing and exporting of minerals and environmental protection, the combination of which factors may result in our company not receiving an adequate return of investment capital.

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

The operations of our company including exploration and development activities and commencement of production on its properties, require permits from various federal, state, territorial, provincial and local governmental authorities and such operations are and will be governed by laws and regulations governing prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. Companies engaged in the development and operation of mines and related facilities generally experience increased costs and delays in production and other schedules as a result of the need to comply with applicable laws, regulations and permits.

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

Significant and increasing competition exists for the limited number of mineral acquisition opportunities available. As a result of this competition, some of which is with large established mining companies with substantial capabilities and greater financial and technical resources than our company, we may be unable to acquire attractive mineral properties on acceptable terms. Accordingly, there can be no assurance that any exploration program intended by our company on properties it intends to acquire, will yield any reserves or result in any commercial mining operation.

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

Our success depends to a certain degree upon key members of our management. These individuals are a significant factor in our company’s growth and success. The loss of the service of members of the management and certain key employees could have a material adverse effect on our company.

We do not maintain key man insurance to compensate our company for the loss of certain key individuals.

We intend to acquire key man insurance with respect to the merger with Thorium Power, Inc. as new management and board members will be coming on board, although we can provide no assurances that such coverage can be obtained.

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

1	Costs of bringing each property into production, including exploration work, preparation of production feasibility studies and construction of production facilities;
2	Availability and costs of financing;
3	Ongoing costs of production;
4	Market prices for the minerals to be produced;
5	Environmental compliance regulations and restraints; and
6	Political climate and/or governmental regulation and control.

General Mining Risks

Factors beyond our control may affect the marketability of any substances discovered from resource properties we own or may acquire. Metal prices have fluctuated widely in recent years. Government regulations relating to price, royalties, allowable production and importing and exporting of minerals can adversely affect our company. There can be no certainty that we will be able to obtain all necessary licenses and permits that may be required to carry out exploration, development and operations on any projects it may acquire and environmental concerns about mining in general continue to be a significant challenge for all mining companies.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being December 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our company’s Chief Financial Officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On February 14, 2006, Novastar Resources completed a private placement of 4,208,340 units (each, a “Unit”), at a price of $0.30 per Unit, to 13 accredited investors for total proceeds of $1,262,500. Each Unit consists of one share of common stock of Novastar Resources and one-half of one purchase warrant. Each whole purchase warrant is non-transferable and entitles the holder to purchase one additional share of common stock of Novastar Resources for a period of 12 months, at a price per share of $0.50.

Each investor confirmed in writing that it is an accredited investor and represented its intention to acquire the securities for investment purposes and not with a view to distribution. Novastar Resources did not use, and no person acting on its behalf used, any form of general solicitation or general advertising in connection with this offering. Appropriate legends shall be affixed to the stock certificates to be issued to each investor. Each investor acknowledged that the sale of the securities was not registered under the Securities Act of 1933, as amended, and that the securities could not be resold unless the securities were registered or an exemption from registration was available. As a result of the foregoing, Novastar Resources relied on the provisions of Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, for the issuance of the securities.

Pursuant to the agreements with Mr. Gelband, Novastar Resources issued to Mr. Gelband 2,389,558 restricted shares of common stock on February 13, 2006. Mr. Gelband confirmed that he is an accredited investor and represented his intention to acquire the securities for investment purposes and not with a view to distribution. Mr. Gelband acknowledged that the sale of the securities was not registered under the Securities Act of 1933, as amended, and that the securities could not be resold unless the securities were registered or an exemption from registration was available. As a result of the foregoing, Novastar Resources relied on the provisions of Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, for the issuance of the securities.

Pursuant to the terms of the employment agreement with Seth Grae, Novastar Resources has agreed to issue 5,000,000 restricted shares of common stock to Mr. Grae, and grant to Mr. Grae 7,200,000 non-qualified stock options, with a term of ten years at an exercise price of $0.795 per share. The stock options shall be granted under the newly adopted 2006 Stock Plan. As a result of the relationship with Mr. Grae, Novastar Resources relied on the provisions of Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, for the issuance of the securities.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

On February 8, 2006, Novastar Resources repurchased 5,000,000 of its restricted shares of common stock from a shareholder. The stock was acquired at the price of $0.08 per share, for a total expenditure of $400,000. The stock will be cancelled and returned to treasury.

Item 6.  Exhibits.

Exhibits required by Item 601 of Regulation S-B

Exhibit Number/Description

(2)	Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation or Succession

2.1           Agreement and Plan of Merger dated as of February 14, 2006 by and among Novastar Resources Ltd., TP Acquisition Corp. and Thorium Power, Inc. (incorporated by reference from our Current Report on Form 8-K filed on February 21, 2006).

(3)	Articles of Incorporation and Bylaws

3.1           Articles of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB filed on December 17, 1999).

3.2          By-laws (incorporated by reference from our Registration Statement on Form 10-SB filed on December 17, 1999).

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

4.1           2005 Compensation Plan for Outside Consultants of Custom Branded Networks, Inc. dated March 1, 2005 (incorporated by reference from our Registration Statement on Form S-8 filed on March 10, 2005).

4.2           2005 Augmented Compensation Plan for Outside Consultants of Novastar Resources Ltd. dated August 15, 2005 (incorporated by reference from our Registration Statement on Form S-8 filed on August 19, 2005).

4.3           2006 Stock Plan of Novastar Resources Ltd. (incorporated by reference from our Current Report on Form 8-K filed on February 21, 2006).

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

10.11       Assignment of Minerals Lease dated December 31, 2005 between Novastar Resources Ltd. and CM Properties, a sole proprietorship of Charles H. Merchant (incorporated by reference from our Current Report on Form 8-K filed on January 10, 2006).

10.12      Letter of Intent dated January 10, 2006 between Novastar Resources Ltd. and Thorium Power, Inc. (incorporated by reference from our Current Report on Form 8-K filed on January 30, 2006).

10.13      Consulting Agreement dated January 17, 2006 between Novastar Resources Ltd. and Alan Gelband (incorporated by reference from our Current Report on Form 8-K filed on January 30, 2006).

10.14      Employment Agreement dated as of February 14, 2006 between Novastar Resources Ltd. and Seth Grae (incorporated by reference from our Current Report on Form 8-K filed on February 21, 2006).

10.15       Stock Option Agreement dated as of February 14, 2006 between Novastar Resources Ltd. and Seth Grae (incorporated by reference from our Current Report on Form 8-K filed on February 21, 2006).

10.16       Subscription Agreement dated February 14, 2006 between Novastar Resources Ltd. and Thorium Power, Inc. (incorporated by reference from our Current Report on Form 8-K filed on February 21, 2006).

10.17       Amended and Restated Consulting Agreement dated February 6, 2006 between Novastar Resources Ltd. and Alan Gelband (incorporated by reference from our Current Report on Form 8-K filed on February 21, 2006).

10.18       Form of Subscription Agreement between Novastar Resources Ltd. and investors in the private placement closed on February 14, 2006 (incorporated by reference from our Current Report on Form 8-K filed on February 21, 2006).

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

TP Acquisition Corp., a Delaware corporation

(31)	Section 302 Certifications
31.1	Section 302 Certification (filed herewith).
(32)	Section 906 Certification
32.1	Section 906 Certification (filed herewith).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVASTAR RESOURCES LTD.

By:      /s/ Paul G. Carter

Paul G. Carter

President, Chief Financial Officer and Director

(Principal Executive, Financial and Accounting Officer)

Date: February 21, 2006