Form 10QSB
period 2006-03-31
NOVASTAR RESOURCES LTD.
filed 2006-05-22
CIK 1084554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes [ x ] No [           ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
(Check one): Yes [ x ] No [           ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

127,848,785 shares of common stock issued and outstanding as of May 18, 2006 with a par value of $0.001 per share.

Transitional Small Business Disclosure Format (Check one): Yes [           ] No [ x ]

Part I -- Financial Information

Item 1. Financial Statements.

We have prepared the financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such Securities and Exchange Commission rules and regulations. In our opinion, the accompanying statements contain all adjustments necessary to present fairly the financial position of our company as of March 31, 2006, and its results of operations for the three month and six month periods ended March 31, 2006 and 2005 and its cash flows for the six month periods ended March 31, 2006 and 2005. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of our annual report on Form 10-KSB.

NOVASTAR RESOURCES LTD.
(Formerly Custom Branded Networks, Inc.)
(An Exploration Stage Company)

THIRD QUARTER FINANCIAL STATEMENTS

MARCH 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

NOVASTAR RESOURCES LTD.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	MARCH 31	JUNE 30
	2006	2005

ASSETS
Current
Cash	$66,516	$802
Restricted cash	-	94,140
Less: Refundable to subscribers of common stock	-	(94,140)
Prepaid expenses	258,444	-
	324,960	802
Long Term Investment	700,000	-
Exploration Equipment	55,290	-

	$1,080,250	$802

LIABILITIES
Current
Accounts payable	$306,581	$121,438
Accrued liabilities	378,061	103,542
Due to related party	6,863	-
	691,505	224,980

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Share Capital
Authorized:
250,000,000 voting common shares with a par value
of $0.001 per share
50,000,000 preferred shares with a par value of
$0.001 per share

Issued and outstanding:
112,015,606 common shares (June 30, 2005 -
86,072,532)	112,015	86,073

Additional paid-in capital	11,259,343	3,832,247

Share Subscriptions Received	250,000	-
Common Share Purchase Warrants	352,918	495,834
Shares Committed For Issuance	4,150,000	-
Accumulated Deficit	(15,037,919)	(4,138,365)
Deferred Stock Compensation	(697,612)	(499,967)
	388,745	(224,178)

	$1,080,250	$802

The accompanying notes are an integral part of these financial statements

NOVASTAR RESOURCES LTD.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
					INCEPTION
					JUNE 18
	THREE MONTHS ENDED		NINE MONTHS ENDED		1999 TO
	MARCH 31		MARCH 31		MARCH 31
	2006	2005	2006	2005	2006

Revenue	$-	$-	$-	$-	$184,162

Expenses
Consulting	1,219,379	833,048	3,362,399	833,048	5,860,312
Interest attributable to
beneficial conversion
feature for notes
payable	-	411,693	-	442,813	579,379
Interest – other	-	-	-	-	678
Public relations	37,167	-	132,785	-	276,128
Legal	246,704	-	273,776	-	483,372
General and
administrative	58,488	77,439	69,994	80,526	990,117
Accounting	7,811	-	50,113	-	128,981
Forgiveness of debt	-	-	-	-	(169,818)
Mineral property
acquisition costs	-	-	1,720,544	-	1,770,544
Mineral property
exploration
expenses	224,946	-	269,608	-	269,608
Cancellation costs	(1,754,166)	-	-	-	-
Stock based
compensation	5,020,335	-	5,020,335	-	5,020,335
Write down of
equipment	-	-	-	-	12,445
	5,060,664	1,322,180	10,899,554	1,356,387	15,222,081

Net Loss For The Period	$(5,060,664)	$(1,322,180)	$(10,899,554)	$(1,356,387)	$(15,037,919)

Net Loss Per Common
Share, Basic and diluted	$(0.04)	$(0.02)	$(0.11)	$(0.03)

Weighted Average
Number Of Shares
Outstanding	130,887,505	65,722,532	103,148,271	50,110,123

The accompanying notes are an integral part of these financial statements

NOVASTAR RESOURCES LTD.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			JUNE 28, 1999
	NINE MONTHS ENDED		(INCEPTION) TO
	MARCH 31		MARCH 31
	2006	2005	2006

Cash provided by (used in):
Operating Activities
Loss for the period	$(10,899,554)	$(1,356,387)	$(15,037,919)
Items not involving cash:
Shares issued for other than cash	10,028,491	733,048	12,413,024
Interest attributable to beneficial conversion feature
for notes payable	-	442,813	579,379
Amortization of equipment	2,910	117	6,723
Forgiveness of debt	-	-	(169,818)
Write down of equipment	-	-	12,445
Changes in non-cash operating working capital items:
Accounts payable and accrued liabilities	459,662	72,528	854,460
Due to related party	44,363	-	44,363
Prepaid expenses	(258,444)	-	(258,444)
Net Cash Used In Operating Activities	(622,572)	(107,881)	(1,555,787)

Investing Activities
Purchase of equipment	(58,200)	-	(60,008)
Acquisition of long term investment	(700,000)	-	(700,000)
Net Cash Used In Investing Activities	(758,200)	-	(760,008)

Financing Activities
Proceeds from loan payable to shareholder	-	-	16,097
Issue of common shares	1,596,486	-	1,615,436
Share subscriptions received	250,000	-	250,000
Cash paid for redemption of shares	(400,000)	-	(400,000)
Advances on notes payable	-	107,881	900,000
Cash acquired on acquisition of subsidiary	-	-	778
Net Cash Provided By Financing Activities	1,446,486	107,881	2,382,311

Net Increase (Decrease) In Cash	65,714	-	66,516

Cash, Beginning Of Period	802	-	-

Cash, End Of Period	$66,516	$-	$66,516

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements

NOVASTAR RESOURCES LTD.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

PERIOD FROM JUNE 28, 1999 (INCEPTION) TO MARCH 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

								SHARES
			COMMON STOCK		ADDITIONAL		SHARE	COMMITTED
	COMMON STOCK		PURCHASE WARRANTS		PAID-IN	DEFERRED	SUBSCRIPTIONS	FOR	ACCUMULATED
	SHARES	AMOUNT	WARRANTS	AMOUNT	CAPITAL	COMPENSATION	RECEIVED	ISSUANCE	DEFICIT	TOTAL

Issuance of shares to founders	3,465	$3	-	$-	$18,947	$-	$-	$-	$-	$18,950
Net loss for the period	-	-	-	-	-	-	-	-	(159,909)	(159,909)

Balance, June 30, 2000	3,465	3	-	-	18,947	-	-	-	(159,909)	(140,959)

Repurchase of common stock by
consideration of forgiveness of loan	(1,445)	(1)	-	-	16,098	-	-	-	-	16,097
payable to shareholder
	2,020	2	-	-	35,045	-	-	-	(159,909)	(124,862)
Adjustment to number of shares issued and
outstanding as a result of the reverse
take-over transaction -
Custom Branded Networks, Inc.	(2,020)	(2)	-	-	2	-	-	-	-	-
Aquistar Ventures (USA) Inc.	15,463,008	15,463	-	-	(15,463)	-	-	-	-	-
	15,463,008	15,463	-	-	19,584	-	-	-	(159,909)	(124,862)
Shares allotted in connection with the
acquisition of Custom Branded Networks,	25,000,000	25,000	-	-	(9,772)	-	-	-	-	15,228
Inc.
Less: Allotted and not yet issued	(8,090,476)	(8,090)	-	-	8,090	-	-	-	-	-
Common stock conversion rights	-	-	-	-	421,214	-	-	-	-	421,214
Net loss for the year	-	-	-	-	-	-	-	-	(723,239)	(723,239)

Balance, June 30, 2001	32,372,532	32,373	-	-	439,116	-	-	-	(883,148)	(411,659)

NOVASTAR RESOURCES LTD.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY) (Continued)

PERIOD FROM JUNE 28, 1999 (INCEPTION) TO MARCH 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

								SHARES
			COMMON STOCK		ADDITIONAL		SHARE	COMMITTED
	COMMON STOCK		PURCHASE WARRANTS		PAID-IN	DEFERRED	SUBSCRIPTIONS	FOR	ACCUMULATED
	SHARES	AMOUNT	WARRANTS	AMOUNT	CAPITAL	COMPENSATION	RECEIVED	ISSUANCE	DEFICIT	TOTAL

Balance, June 30, 2001	32,372,532	$32,373	-	$-	$439,116	$-	$-	$-	$(883,148)	$(411,659)

Additional shares issued in connection with
the acquisition of Custom Branded
Networks, Inc.	1,500,000	1,500	-	-	(1,500)	-	-	-	-	-
Common stock conversion rights	-	-	-	-	109,748	-	-	-	-	109,748
Net loss for the year	-	-	-	-	-	-	-	-	(326,038)	(326,038)

Balance, June 30, 2002	33,872,532	33,873	-	-	547,364	-	-	-	(1,209,186)	(627,949)

Issue of common stock for deferred
compensation expense	4,500,000	4,500	-	-	40,500	(45,000)	-	-	-	-
Amortization of deferred compensation	-	-	-	-	-	22,500	-	-	-	22,500
Common stock conversion rights	-	-	-	-	45,116	-	-	-	-	45,116
Net loss for the year	-	-	-	-	-	-	-	-	(142,233)	(142,233)

Balance, June 30, 2003	38,372,532	38,373	-	-	632,980	(22,500)	-	-	(1,351,419)	(702,566)

Amortization of deferred compensation	-	-	-	-	-	22,500	-	-	-	22,500
Common stock conversion rights	-	-	-	-	3,301	-	-	-	-	3,301
Net loss for the year	-	-	-	-	-	-	-	-	(95,430)	(95,430)

Balance, June 30, 2004	38,372,532	38,373	-	-	636,281	-	-	-	(1,446,849)	(772,195)

Issue of common stock for services	14,800,000	14,800	-	-	901,200	-	-	-	-	916,000
Issue of common stock and warrants for
convertible notes	20,000,000	20,000	20,000,000	495,834	484,166	-	-	-	-	1,000,000
Issue of common stock for services	11,600,000	11,600	-	-	1,583,900	(598,000)	-	-	-	997,500
Issue of common stock for services	1,300,000	1,300	-	-	226,700	-	-	-	-	228,000
Amortization of deferred compensation	-	-	-	-	-	98,033	-	-	-	98,033
Net loss for the year	-	-	-	-	-	-	-	-	(2,691,516)	(2,691,516)

Balance, June 30, 2005	86,072,532	86,073	20,000,000	495,834	3,832,247	(499,967)	-	-	(4,138,365)	(224,178)

NOVASTAR RESOURCES LTD.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY) (Continued)

PERIOD FROM JUNE 28, 1999 (INCEPTION) TO MARCH 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

								SHARES
			COMMON STOCK		ADDITIONAL		SHARE	COMMITTED
	COMMON STOCK		PURCHASE WARRANTS		PAID-IN	DEFERRED	SUBSCRIPTIONS	FOR	ACCUMULATED
	SHARES	AMOUNT	WARRANTS	AMOUNT	CAPITAL	COMPENSATION	RECEIVED	ISSUANCE	DEFICIT	TOTAL

Balance, June 30, 2005	86,072,532	$86,073	20,000,000	$495,834	$3,832,247	$(499,967)	$-	$-	$(4,138,365)	$(224,178)

Issuance of common stock for services	17,358,078	17,358	-	-	3,578,443	-	-	-	-	3,595,801
Issuance of common
stock and warrants for settlement debt	249,999	250	124,999	7,569	29,681	-	-	-	-	37,500
Issuance of common stock for property
acquisition	6,000,000	6,000	-	-	1,604,000	-	-	-	-	1,610,000
Private placement for issuance of common
stock, warrants and subscriptions
received	7,334,997	7,334	3,667,499	345,349	1,243,803	-	250,000	-	-	1,846,486
Cancellation of warrants	-	-	(20,000,000)	(495,834)	495,834	-	-	-	-	-
Issuance of shares as compensation for
warrants cancelled by shareholder	15,000,000	15,000	-	-	1,739,166	-	-	-	-	1,754,166
Amortization of deferred compensation	-	-	-	-	-	499,967	-	-	-	499,967
Deferred compensation	-	-	-	-	-	(697,612)	-	-	-	(697,612)
Repurchase of issued shares	(5,000,000)	(5,000)	-	-	(395,000)	-	-	-	-	(400,000)
Shares returned to treasury	(15,000,000)	(15,000)	-	-	(1,739,166)	-	-	-	-	(1,754,166)
Shares committed for issuance	-	-	-	-	-	-	-	4,150,000	-	4,150,000
Stock based compensation	-	-	-	-	870,335	-	-	-	-	870,335
Net loss for the period	-	-	-	-	-	-	-	-	(10,899,554)	(10,899,554)

Balance, March 31, 2006	112,015,606	$112,015	3,792,498	$352,918	$11,259,343	$(697,612)	$250,000	$4,150,000	$(15,037,919)	$388,745

Deficit accumulated during the
development stage									$(1,351,419)
Deficit accumulated during the
exploration stage									(13,686,500)

Balance, March 31, 2006									$(15,037,919)

The accompanying notes are an integral part of these financial statements

NOVASTAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s interim financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-KSB/A for the fiscal year ended June 30, 2005. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-KSB/A for the fiscal year ended June 30, 2005, has been omitted. The results of operations for the nine-month period ended March 31, 2006 are not necessarily indicative of results for the entire fiscal year ending June 30, 2006.

2.	NATURE OF OPERATIONS AND GOING CONCERN

Novastar Resources Ltd. (the “Company”) was previously a development stage company engaged in the business of providing turnkey private label internet services to organizations throughout the domestic United States and Canada. Commencing July 1, 2003 the Company became an exploration stage company engaged in the acquisition and exploration of mineral claims. Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage.

During the year ended June 30, 2005 the Company changed its name from Custom Branded Networks, Inc. and increased its authorized common shares from 50,000,000 shares to 250,000,000 shares and also authorized 50,000,000 preferred shares for issuance at a par value of $0.001.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

NOVASTAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

2.	NATURE OF OPERATIONS AND GOING CONCERN (Continued)

As shown in the accompanying financial statements, the Company has incurred a net loss of $15,037,919 since inception, and has had minimal sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral claims. Management has plans to seek additional capital through a private placement or public offering of its common stock (See Note 14 (a)). The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

3.	RESTRICTED CASH

During the year ended June 30, 2005 proceeds totaling $94,140 were received in accordance with a planned private placement of common stock scheduled to close subsequent to the year end. This private placement was terminated and no shares of the Company were issued. During the period ended March 31, 2006, $89,140 was reimbursed to the subscribers in cash, while the balance was used, with the consent of the subscribers, towards a private placement that closed in the period .

4.	LONG TERM INVESTMENT

As disclosed in Note 13, as at March 31, 2006 the Company has invested a total of $700,000 in Thorium Power Inc. (“Thorium Power”). The investment consists of 175,000 common shares of Thorium Power purchased at $4.00 per share. The Company’s investment of less than 5% of the common stock of Thorium Power is carried at cost because the Company does not exercise influence over Thorium Power’s operating and financial activities.

5.	MINERAL PROPERTIES

a)

On September 14, 2005 the Company entered into an agreement whereby certain mineral leases in the Clay County District of Alabama were assigned to the Company. The Company assumed a lease held by the lessee, who has subsequently become an officer of the Company, for consideration of $100,000 cash (paid as at March 31, 2006), 1,000,000 restricted common shares of the Company at a deemed price of $160,000 (issued on October 21, 2005) and a $15 per ton net royalty of Thorium/monazite removed from the leased properties.

NOVASTAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

5.	MINERAL PROPERTIES (Continued)

b)

On May 1, 2005 the Company entered into an agreement to purchase a 92.25% interest in three mineral interests located in the state of North Queensland, Australia. This agreement was replaced and superceded by an agreement dated September 30, 2005, to increase the Company’s purchase to a 100% interest. As consideration, the Company issued 5,000,000 restricted common shares of the Company to the vendor at a deemed value price of $1,450,000 (issued on October 21, 2005). In addition, the Company must incur the following exploration expenditures, not to exceed $695,000:

i)	$125,000 by December 31, 2006;
ii)	an additional $150,000 by December 31, 2007;
iii)	an additional $140,000 by December 31, 2008;
iv)	an additional $140,000 by December 31, 2009;
v)	an additional $140,000 by December 31, 2010.

The vendor retains a 2.5% net smelter return royalty on the property.

On February 20, 2006 the Company repurchased the 5,000,000 common shares from the vendor for cash consideration of $400,000. The Company can still acquire the 100% interest by incurring the exploration expenditures disclosed above. Once returned to the Company’s treasury, the 5,000,000 shares were cancelled.

c)

On December 31, 2005 the Company entered into an agreement whereby certain mineral leases in the Cleburne and Clay County Districts of Alabama are to be assigned to the Company. The Company will assume 51% of a lease held by the lessee, who subsequently become an officer of the Company but no longer served as an officer as at March 31, 2006, for consideration of 2,000,000 restricted common shares of the Company (not issued as at March 31, 2006). In addition, the Company must incur $1,500,000 on property expenditures and for each $100,000 in additional expenditures, the Company will receive an additional 4% interest in the lease up to a maximum of an extra 40% interest. Upon reaching a 91% interest, the lessee shall retain a 9% interest and shall receive $17.50 per ounce of pure Platinum Group Metal (PGM) produced. For each 2,500 ounces of PGM produced, the lessee shall receive an additional 1,000,000 restricted common shares of the Company, up to a maximum of 8,000,000 shares, for a period of two years from the acquisition of the Company’s 91% interest being obtained.

NOVASTAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

6.	CONVERTIBLE NOTE PAYABLE

On January, 31, 2002 the Company executed $1,000,000 aggregate principal amount of convertible notes due not earlier than January 31, 2009. These notes were secured by the assets of the Company. The Company received $1,000,000 in advances through to June 20, 2005 (2004 - $892,119), including in-kind consideration of $100,000. The notes bore no interest until the maturity date.

On January 20, 2005 the Company issued 20,000,000 common shares at a price of $0.05 per share, and 20,000,000 warrants, for the purchase of 20,000,000 shares of common stock of the Company, to the holder on conversion of the notes. The warrants are exercisable at a price of $0.05 per share until January 20, 2008. The warrants were valued using the Black Scholes option pricing model using the following assumptions: weighted average expected life of 3 years, volatility of 284%, rate of quarterly dividends - $nil, risk free interest rate of 3.5%. The $1,000,000 consideration was allocated to the common stock and share purchase warrants based upon their relative fair values on the date of conversion. The amount allocated to the common shares issued was $504,166. The amount allocated to the share purchase warrants was $495,834.

Because the market interest rate on similar types of notes was approximately 14% per annum the day the notes were issued, the Company had recorded a discount of $579,378 related to the beneficial conversion feature. During the year ended June 30, 2005, $442,813 (2004 - $55,170) was amortized and recorded as interest expense. The discount was fully amortized as interest expense upon conversion.

During the period ended March 31, 2006 the share purchase warrants were cancelled by mutual agreement of the holder and the Company, in return for 15,000,000 shares of the Company’s common stock.

On February 20, 2006 the holder returned all 15,000,000 shares to the Company’s treasury for cancellation. The Company did not compensate the holder for the return of the shares.

7.	SHARE CAPITAL

	i)	Common Stock

a)

On August 3, 2005 the Company issued 800,000 restricted shares of common stock to its advisory board as compensation for consulting services performed (Note 11(c)). The value attributed to these shares was $128,000 ($0.16 per share).

NOVASTAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

7.	SHARE CAPITAL (Continued)

	i)	Common Stock (Continued)

b)

On September 22, 2005 the Company issued a total of 4,187,500 shares of common stock to outside consultants as payment for services rendered. Of the total issuance, 4,000,000 were issued pursuant to the March 2005 Compensation Plan (Note 11(a)), while 187,500 were issued pursuant to the August 2005 Augmented Compensation Plan (Note 11(b)). The value attributed to these shares was $462,828 ($0.11 per share).

c)

On September 30, 2005 the Company issued 300,000 shares of common stock to an outside consultant as payment for services rendered. These shares were issued pursuant to the August 2005 Augmented Compensation Plan (Note 11(b)), and the value attributed was $51,000 ($0.17 per share).

		d)	On October 21, 2005 the Company issued 1,000,000 restricted common shares with value of $160,000 ($0.16 per share) for mineral property acquisition costs, as described in note 5(a).

		e)	On October 21, 2005 the Company issued 5,000,000 restricted common shares with value of $1,450,000 ($0.29 per share) for mineral property acquisition costs, as described in note 5(b).

f)

On November 1, 2005 the Company issued 300,000 shares of common stock to an outside consultant as payment for his services rendered. These shares were issued pursuant to the August 2005 Augmented Compensation Plan (Note 11(b)) and the value attributed to these shares was $51,000 ($0.17 per share).

g)

On November 23, 2005 the Company closed a private placement of $631,500, consisting of an offering of 4,209,998 units of at a price of $0.15 per unit. Each unit consists of one common share and one-half of a non-transferable share purchase warrant. Each warrant entitles the holder thereof to acquire one additional share of common stock at a price of $0.30 per share and have an expiry date of twelve months from the closing date of the subscription. The warrants were valued using the Black Scholes option pricing model using the following assumptions: weighted average expected life of 1 year, volatility of 141%, rate of quarterly dividends - $Nil, risk free interest rate of 3.61%. The amount allocated to the share purchase warrants was $127,467. Of the 4,209,998 units issued in the private placement, 249,999 units were issued as settlement of debt of $37,500. The remainder of the units were issued for total cash proceeds of $594,000.

NOVASTAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

7.	SHARE CAPITAL (Continued)

	i)	Common Stock (Continued)

h)

On December 1, 2005 the Company issued 15,000,000 shares of common stock as compensation for the cancellation of 20,000,000 share purchase warrants, which were issued during the year ended June 30, 2005 with a value of $495,834. The total value attributable to the compensating shares was $2,250,000 ($0.15 per share). On February 20, 2006, all 15,000,000 of these shares were returned to the Company’s treasury for cancellation.

i)

On December 1, 2005 the Company issued 4,158,333 shares of common stock to various outside consultants as payment for services rendered. The total issuance was pursuant to the August 2005 Augmented Compensation Plan (Note 11(b)). The value attributed to these shares was $706,916 ($0.17 per share).

j)

On December 1, 2005 the Company issued 1,000,000 shares of common stock to an outside consultant as payment for their services rendered. The value attributable to these shares was $150,000 ($0.15 per share).

k)

On December 1, 2005 the Company issued 300,000 shares of common stock to an outside consultant as payment for his services rendered. These shares were issued pursuant to the August 2005 Augmented Compensation Plan (Note 11(b)) and the value attributed to these shares was $51,000 ($0.17 per share).

l)

On January 9, 2006 the Company issued 355,714 shares of common stock to 3West LLC for drilling services in the Clay County District of Alabama. These shares were issued pursuant to a drilling agreement at $0.293 per share for total consideration of $104,173.

m)

On January 11, 2006 the Company issued 3,100,000 shares of common stock to various outside consultants as payment for services rendered. The total issuance was pursuant to the August 2005 Augmented Compensation Plan (Note 11(b)). The value attributed to these shares was $527,000 ($0.17 per share).

n)

On January 24, 2006 the Company issued 181,428 shares of common stock to 3West LLC for drilling services in the Clay County District of Alabama. The shares were issued pursuant to a drilling agreement at $0.293 per share for total consideration of $53,132.

NOVASTAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

7.	SHARE CAPITAL (Continued)

	i)	Common Stock (Continued)

		o)	On January 27, 2006 the Company issued 150,000 shares of common stock to an outside consultant as payment for his services rendered. The value attributed to these shares was $94,500 ($0.63 per share).

p)

On February 2, 2006 the Company issued 135,545 shares of common stock to 3West LLC for drilling services in the Clay County District of Alabama. The shares were issued pursuant to a drilling agreement at $0.293 per share for total consideration of $39,695.

q)

On February 13, 2006 the Company issued 2,389,558 shares of common stock to an outside consultant as payment for services rendered, and a portion for services to be rendered. The value attributed to these shares was $955,823 ($0.40 per share).

		r)	On February 20, 2006 15,000,000 shares at the Company’s common stock were returned to treasury for cancellation, as described in Note 6.

		s)	On February 20, 2006 5,000,000 shares of the Company’s common stock were returned to treasury for cancellation, as described in Note 5(b).

t)

On March 30, 2006 3,374,998 shares of the Company’s common stock were issued pursuant to a private placement whereby the Company offered 4,208,331 units at $0.30 per unit for cash proceeds of $1,262,500. The proceeds are to be used to complete the proposed merger with Thorium Power Inc. as described in Note 12. Each unit consists of one share of common stock and one-half of a non-transferable share purchase warrant. Each whole warrant entitles the holder thereof to acquire one additional share of common stock at a price of $0.50 per share and expires twelve months from the closing date of the subscription. The warrants were valued using the Black Scholes option pricing model using the following assumptions: weighted average expected life of 1 year, volatility of 148%, rate of quarterly dividends $Nil, risk free interest rate of 2.86%. The amount allocated to the share purchase warrants was $225,450. As at March 31, 2006, the Company has an obligation to issue a further 833,333 units to various subscribers pursuant to this private placement (issued subsequently).

The Company valued all shares issued in the nine month period ended March 31, 2006 using exchange amounts of the Company’s common stock as of the agreement dates.

NOVASTAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

7.	SHARE CAPITAL (Continued)

	ii)	Stock Options

On February 14, 2006 the Company approved the 2006 Stock Option Plan (the “Plan”) for directors, employees and consultants of the Company. The Company has reserved up to 20,000,000 shares of common stock of its unissued share capital for the Plan. Other limitations are as follows:

		a)	No more than 10,000,000 options can be granted for the purchase of restricted common shares.

		b)	No more than 8,000,000 options can be granted to any one person.

		c)	No more than 5,000,000 options can be granted to any one person for the purchase of restricted common shares.

The following is a summary of the stock option activity for the period ended March 31, 2006:

WEIGHTED
	NUMBER	AVERAGE
	OF	EXERCISE
	SHARES	PRICE

Outstanding, June 30, 2005	-	$-

Granted	7,200,000	0.80
Expired	-	-

Outstanding, March 31, 2006	7,200,000	$0.80

The following is a summary of the status of stock options exercisable at March 31, 2006:

WEIGHTED
AVERAGE
NUMBER		REMAINING
OF	EXERCISE	CONTRACTUAL
OPTIONS	PRICE	LIFE (YEARS)

1,050,000	$ 0.80	9.917

NOVASTAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

7.	SHARE CAPITAL (Continued)

	iii)	Stock Based Compensation

During the period ended March 31, 2006 the Company granted options to purchase 7,200,000 shares at $0.80 per share. The options will vest over a period of 42 months; with 6/48 vesting immediately and 1/48 vesting each month thereafter.

The fair value of options granted has been estimated on the date of the grant using the Black-Scholes option pricing model. The fair value of options granted during the year is $0.83 (2004 - $Nil).

Assumptions used in the option-pricing model are as follows:

2005

Average risk-free interest rate	4.33%
Average expected life	5 years
Expected volatility	284%
Expected dividends	Nil

During the period ended March 31, 2006, $870,335 was recorded as stock based compensation expense to the statement of operations as the result of stock option grants.

8.	DEFERRED COMPENSATION

a)

On June 1, 2005 the Company entered into a consulting agreement with two consultants whereby the consultants were issued 4,600,000 common shares at $0.13 per share. The terms of the agreements are for 6 months. Amortization is taken on a monthly basis over the term of the agreement. As at March 31, 2006, this amount was fully amortized.

	b)	On August 15, 2005 the Company entered into consulting agreements with two consultants, whereby the consultants were to be issued shares on certain dates over the 8 month terms of the agreements.

NOVASTAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

8.	DEFERRED COMPENSATION (Continued)

On December 1, 2005 these consultants were issued 1,060,000 common shares at $0.17 per share on an accelerated basis. Amortization is taken on a monthly basis over the remainder of the terms. As at March 31, 2006, $21,250 has yet to be amortized from this accelerated issuance.

c)

On January 11, 2006 the Company issued an aggregate of 3,100,000 common shares to various consultants at $0.17 per share pursuant to various consulting agreements. A portion of these shares were issued on an accelerated basis. Amortization is taken on a monthly basis over the remainder of the terms. As at March 31, 2006, $676,362 has yet to be amortized from this accelerated issuance.

9.	RELATED PARTIES

a)

During the nine month period ended March 31, 2006 an officer and director of the Company made payments on behalf of the Company in the amount of $51,613. These amounts were advanced without interest and are due on demand. A total of $50,000 was reimbursed to this individual through cash payment and the issuance of common stock. As at March 31, 2006 this individual was no longer an officer of the Company.

Pursuant to the consulting agreement disclosed in Note 12(a), the Company incurred $9,000 in consulting fees to this individual for the period ended March 31, 2006. $6,000 was paid in cash, while the remainder was owing as at March 31, 2006, such that the outstanding balance payable to this individual as at March 31, 2006 is $4,613.

During the nine month period ending March 31, 2006 this individual was issued on aggregate of 2,050,000 common shares of the Company for consulting services rendered. The value of these services totaled $348,500 ($0.17 per share).

b)

During the nine month period ended March 31, 2006 an officer and director of the Company was paid $100,000 in cash and issued 1,000,000 restricted common shares of the Company pursuant to the mineral property agreement discussed in Note 5(a). As at March 31, 2006 this individual was no longer an officer of the Company.

Pursuant to the consulting agreement disclosed in Note 12(b), the Company incurred $26,250 in consulting fees to this individual for the period ended March 31, 2006. $24,000 was in paid in cash, while the remainder was owing as at March 31, 2006, such that the outstanding balance payable to this individual as at March 31, 2006 is $2,250.

NOVASTAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

9.	RELATED PARTIES (Continued)

During the nine month period ended March 31, 2006 this individual was issued an aggregate 1,000,000 common shares of the Company for consulting services rendered. The value of these services totalled $170,000 ($0.17 per share).

10.	SUPPLEMENTAL DISCLOSURE ON NON-CASH FINANCING AND INVESTING ACTIVITIES

During the nine month period ended March 31, 2006 the Company had the following non- cash financing and investing activities:

	a)	The Company issued 16,685,391 common shares to consultants for consulting services provided to the Company with value of $3,398,802.

	b)	The Company issued 6,000,000 common shares to two individuals for mineral property acquisition costs with value of $1,610,000 as described in Notes 5(a) and 5(b).

On February 20, 2006, 5,000,000 of these shares were returned to the Company’s treasury for cancellation.

c)

The Company issued 15,000,000 common shares to an individual as compensation for 20,000,000 share purchase warrants that were cancelled as described in Note 7(h). On February 20, 2006 all 15,000,000 of these shares were returned to the Company’s treasury for cancellation.

11.	CONSULTING AGREEMENTS

a)

On March 3, 2005 the Company filed a registration statement dated March 10, 2005, relating to the offer and sale of up to 20,000,000 shares of its common stock to outside consultants in payment for services rendered, pursuant to the 2005 Compensation Plan for Outside Consultants that was approved by the board of directors. At March 31, 2006, all of the shares have been issued under this prospectus.

NOVASTAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

11.	CONSULTING AGREEMENTS (Continued)

b)

On August 18, 2005 the Company filed a registration statement relating to the offer and sale of up to 20,000,000 shares of its common stock to outside consultants in payment of services rendered, pursuant to the 2005 Augmented Compensation Plan for Outside Consultants as approved by the board of directors. It then entered into various consulting agreements with outside consultants to provide certain consulting services to the Company. Compensation is by way of issuance of an aggregate of 11,875,000 shares of common stock of the Company over the term of the agreements. As at March 31, 2006, 8,345,833 shares have been issued, having a value of $1,418,523 ($0.17 per share).

	c)	On September 30, 2005 the Company issued 800,000 restricted shares of common stock to its advisory board, having a value of $128,000 ($0.16 per share).

12.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

a)

On January 1, 2006 the Company entered into a consulting agreement with an officer and a director whereby the Company is obligated to pay $3,000 per month for a period of six months. This individual resigned as an officer on March 17, 2006.

b)

On August 15, 2005 the Company entered into a consulting agreement with an officer and a director whereby the Company is obligated to pay $3,500 per month for a period of eight months. This individual resigned as an officer on March 17, 2006.

	c)	On February 1, 2006 the Company entered into an employment contract with an individual whereby the Company is obligated to pay $600 per week for a period of one year.

	d)	On January 24, 2006 the Company entered into an employment contract with an individual whereby the Company is obligated to pay $600 per week for a period of one year.

e)

On February 14, 2006 the Company entered into an employment contract with an individual whereby the Company is obligated to pay an annual salary of $275,000, issue 5,000,000 shares of the Company’s common stock, and grant 7,200,000 stock options (granted as at March 31, 2006). A total value of $4,150,000 has been attributed to the common shares committed for issuance, which was recorded as stock based compensation to the statement of operations. This individual was appointed an officer of the Company on March 17, 2006.

NOVASTAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

13.	DEFINITIVE MERGER AGREEMENT

On February 14, 2006 the Company entered into a Definitive Merger Agreement (“Agreement and Plan of Merger”) for a business combination with Thorium Power, Inc. (“Thorium Power”). Under the Agreement and Plan of Merger, each common share of Thorium Power will be converted into securities of the Company pursuant to a conversion ratio formula. The combined company will operate under the name of Thorium Power Ltd. The merger transaction is subject to certain conditions precedent, including an increase in the Company’s authorized share capital and the declaration of the effectiveness of a registration statement by the Securities and Exchange Commission. Other conditions precedent include that since January 1, 2006 Novastar shall have raised at least $2,750,000 in an equity financing transaction (raised as at March 31, 2006), and shall have invested at least $1,350,000 in Thorium Power common stock at a price per share of $4.00 ($700,000 invested as at March 31, 2006).

In conjunction with the Agreement and Plan of Merger, the Company entered into a consulting agreement to issue 2,389,558 common shares as consideration for services received in connection with the business combination (issued as at March 31, 2006).

Subsequent to the period ended March 31, 2006, a majority of the shareholders of Thorium Power voted in favor of the business combination.

14.	SUBSEQUENT EVENTS

Subsequent to March 31, 2006 the Company:

a)

Closed a 36,659,837 unit private placement at $0.425 per unit for cash proceeds of $15,580,434. Each unit consists of one share of common stock and one-half of a non- transferable share purchase warrant. Each whole warrant entitles the holder thereof to acquire one additional share of common stock at a price of $0.65 per share and expires twelve months from the closing date of the subscription.

b)

Granted 2,000,000 stock options to a member of the Company’s advisory board pursuant to the 2006 stock option plan. The first 500,000 options will vest October 1, 2006 and the remainder will vest in monthly increments of 41,667. The options are exercisable at a price of $0.64 for a period of ten years from the date of grant.

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

On February 2, 2001 our company acquired 100% of the issued and outstanding capital stock of Custom Branded Networks, Inc., a Delaware corporation, in exchange for 25,000,000 shares of common stock of our company. Our company then changed its name to Custom Branded Networks, Inc. The business of Custom Branded Networks, Inc., which was our company’s wholly-owned subsidiary, was the provision of turnkey private label internet solutions to businesses and private organizations.

Effective May 10, 2005 our company changed its name to Novastar Resources Ltd. Its legal predecessor Custom Branded Networks, Inc. had ceased its business of providing private label internet solutions and was searching for new business opportunities in hopes of enhancing shareholder value. Our board of directors decided to pursue a business model within the mining and exploration sector and proposed a name change accordingly.

On February 14, 2006 we entered into an agreement and plan of merger with Thorium Power, Inc. (“Thorium Power”), a Delaware incorporated, Washington, D.C. area-based company that designs proliferation-resistant thorium-based nuclear fuels, and TP Acquisition Corp., a direct wholly-owned subsidiary of Novastar Resources we formed in connection with the planned merger .

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

On September 14, 2005 we entered into an agreement under which we were assigned certain mineral leases in Alabama, USA, prospective for mining thorium and REM. On December 31, 2005 we entered into an agreement to acquire a 51% (up to 91%) interest in certain other mineral leases located in Alabama, prospective for REM and Platinum Group Metals (PGM). On September 30, 2005 we entered in to an agreement to acquire a 100% undivided interest in three mineral interests located in the state of North Queensland, Australia prospective for mining Thorium and REM .

Effective January 10, 2006 we entered into a non-binding letter of intent for a business combination with Thorium Power, Inc. (“Thorium Power”). Thorium Power is a privately-held Washington, D.C. area-based company that develops and deploys thorium-based nuclear fuel technologies designed to stop the production of weapons-suitable plutonium and eliminate existing plutonium stockpiles (see www.thoriumpower.com). On February 14, 2006 we entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Thorium Power.

Effective March 17, 2006 Seth Grae, Chief Executive Officer and President of Thorium Power, became Chief Executive Officer, President, Interim Chief Financial Officer and Interim Treasurer of Novastar Resources.

On April 12, 2006 Thorium Power stockholders holding a majority of that company’s common stock approved the Merger Agreement by written consent, satisfying an approval condition contained in the Merger Agreement.

Upon consummation of the merger, which has been approved by the board of directors of both Novastar Resources and Thorium Power, Thorium Power will become a wholly-owned subsidiary of Novastar Resources, and the combined company will operate under the name Thorium Power Ltd.

Overview

Utilizing thorium based nuclear fuels has several important societal benefits, such as safety benefits, environmental benefits and non-proliferation benefits. Thorium is more abundant, more efficient and safer to use as a reactor fuel than uranium. Also important, thorium reactors leave behind very little weapons grade plutonium.

As of March 31, 2006 there was not yet global demand for thorium as a source of nuclear fuel. We believe that there will be significant surges in demand for thorium at some future point; however we are unable to predict when or if this will occur.

In addition to the acquisition of thorium properties and mineral rights, we have identified potential short-term revenue opportunities to supplement our business since other metals of commercial significance can be extracted from monazite, namely, REM of the Yttrium Group. REM can be divided into two groups, the first containing Yttrium, Lanthanum, Cerium, Neodymium (“Yttrium Group”), and the second containing Europium, Gadolinium, Terbium, Dysprosium, Holmium, & Erbium (“Dysprosium Group”). Mineral monazite only contains concentrations of REM classified in the Yttrium Group. We plan on processing and stockpiling REM as a by-product of mining and refining monazite into thorium oxide. We are in the process of identifying potential buyers of REM both in the United States and abroad.

Merger Agreement

On February 14, 2006, Novastar Resources entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Thorium Power and TP Acquisition Corp., a direct wholly-owned subsidiary of Novastar Resources formed in connection with the transactions contemplated by the Merger Agreement. Concurrently therewith, Novastar Resources (1) adopted its 2006 Stock Plan, (2) entered into an employment agreement with Seth Grae, President and Chief Executive Officer of Thorium Power, (3) granted certain nonqualified stock options to Mr. Grae and (4) entered into a subscription agreement with Thorium Power for the purchase of 150,000 shares of common stock of Thorium Power for $4.00 per share. In addition, Novastar Resources amended and restated its consulting agreement with Alan Gelband.

Prior to and in connection with the execution of the Merger Agreement, Novastar Resources owned 37,500 shares of common stock of Thorium Power, also purchased for $4.00 per share. As at March 31, 2006 and currently, Novastar Resources owns 175,000 shares of Thorium Power’s common shares, or 4.74% of Thorium Power’s total common shares issued and outstanding. Upon consummation of the merger, these 175,000 shares will be converted to shares of Novastar Resources and retired to treasury.

In anticipation of consummation of the merger, on April 2, 2006 Paul G. Carter and Charles H. Merchant resigned from our board of directors and Seth Grae, Thomas Graham, Jr. and Cornelius J. Milmoe became the new members of our board of directors.

Upon consummation of the merger, which has been approved by the boards of directors of both Novastar Resources and Thorium Power as well as approved by stockholders holding a majority (57.9%) of the shares of Thorium Power, Thorium Power will become a wholly-owned subsidiary of Novastar Resources and the combined company will operate under the name Thorium Power Ltd. Under the Merger Agreement, each common share of Thorium Power will be converted into securities of Novastar Resources such that Thorium Power’s current stockholders will own less than 50.0% of the combined company, and each share of Novastar Resources common stock will remain outstanding. The combined company will be headquartered in the Washington D.C. area.

The merger is conditioned upon, among other things, approvals by stockholders of Novastar Resources and Thorium Power of certain corporate matters (received), no legal impediment to the merger, the absence of any material adverse effect on Novastar Resources or Thorium Power, completion of due diligence reviews by both companies, the declaration of effectiveness of a registration statement by the Securities and Exchange Commission and any other necessary regulatory approvals. The Merger Agreement contains certain termination rights for both Novastar Resources and Thorium Power, and further provides that, upon termination of the Merger Agreement under specified circumstances, either company may be required to pay the other company a termination fee of $500,000.

2006 Stock Plan

Effective February 14, 2006 Novastar Resources adopted its 2006 Stock Plan. The 2006 Stock Plan provides for grants of restricted shares of common stock and grants of stock options. Under the terms of the 2006 Stock Plan, Novastar Resources may grant a maximum of 20 million shares of common stock, to consist of no more than 20 million shares issuable under incentive stock options and no more than 10 million restricted shares of common stock. The maximum number of restricted shares that may be granted to one individual in any fiscal year is five million shares, and the maximum number of options that may be granted to one individual in any fiscal year is eight million shares.

On February 14, 2006 Novastar Resources granted a ten-year share purchase option to Seth Grae, pursuant to the terms of the Employment Agreement entered into with him on February 14, 2006. The share purchase option allows Mr. Grae to purchase 7,200,000 shares of the company’s common stock at $0.795 per share, subject to vesting provisions. The option shall vest with respect to 6/48th or 900,000 of the total number of shares issuable pursuant to option exercise, on August 14, 2006, and thereafter 1/48th or 150,000 shall vest per month. Accelerated vesting provisions apply in certain circumstances.

On April 25, 2006 the company appointed George D. Crowley, Jr. as Chairman of the company’s International Advisory Board and granted him a ten-year share purchase option allowing him to purchase 2,000,000 shares of the company’s common stock at $0.64 per share, subject to vesting provisions. The option shall vest with respect to 500,000 of the total number of shares issuable pursuant to option exercise, on October 1, 2006, and thereafter 41,667 shall vest per month. Accelerated vesting provisions apply in certain circumstances.

Results of Operations

Summary

Our consolidated net loss for our third fiscal quarter ended March 31, 2006 was $5,060,664 or $0.04 per share as compared to a net loss of $1,322,180 or $0.02 per share in the prior year’s comparative quarter, for a net loss increase of $3,738,484. During the quarter we incurred a $4,150,000 expense from the issuance of 5 million shares to Seth Grae pursuant to his employment agreement. Absent this expense, our net loss would have been $910,664 or a decrease of $411,516 from the prior year’s comparative quarter.

During our second fiscal quarter ended December 31, 2005 we incurred a $1,754,166 expense on the issuance of common shares in compensation for the cancellation of share purchase warrants. With the agreement of the shareholders, these shares were cancelled in our third fiscal quarter ended March 31, 2006. Accordingly, this non-cash expense amount has been reversed into income in our third fiscal quarter ending March 31, 2006. Absent this expense reversal, our consolidated net loss for our third fiscal quarter ended March 31, 2006 would have been $6,814,830 or $0.05 per share.

Our consolidated net loss for the nine months ended March 31, 2006 was $10,899,554 or $0.11 per share as compared to a net loss of $1,356,387 or $0.03 per share in the prior year’s comparative period, for a net loss increase of $9,543,167. Excluding the $4,150,000 expense from the issuance of 5 million shares to Mr. Grae pursuant to his employment agreement, our consolidated net loss for the nine months ended March 31, 2006 was $6,749,554 or $0.07 per share, for a net loss increase of $5,393,167 from the prior year’s comparative period. The largest new expenses were related to mineral property payments and consulting fees paid to consultants whose services included research into prospective business venues, seeking out business opportunities, making introductions and other business consulting.

During the three months ended March 31, 2006 we expensed $224,946 in mineral property exploration costs. We expensed $1,219,379 in consulting fees during the quarter. In the prior year’s comparative fiscal quarter we incurred no mineral property costs and $833,048 in consulting fees expense.

During the nine months ended March 31, 2006 we expensed $269,608 in mineral property exploration costs, $1,720,544 in mineral property acquisition costs and $3,362,399 in consulting fees. The mineral property acquisition costs and consulting fees were largely non-cash expenses paid for in shares of our common stock. In the prior year’s comparative period we incurred no mineral property costs and $833,048 in consulting fees expense, such expense mainly attributable to stock based compensation provided to consultants with respect to the company entering into the natural resources sector.

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

Exploration, Property Evaluation and Holding Costs

During the quarter ended March 31, 2006 we acquired no mineral interests. During the nine month period ended March 31, 2006 we acquired mineral interests as detailed below. During the quarter ended December 31, 2006 we commenced preliminary exploration activities and expended $44,662 in mineral property exploration expenses. During the quarter ended March 31, 2006 we expended $224,946 in mineral property exploration expenses.

On December 31, 2005, we entered into an assignment of minerals lease with Dr. Charles H. Merchant for the assignment of a lease entered into between Dr. Merchant and John Hancock Real Estate Division of certain unpatented mining claims located in Cleburne and Clay Counties, State of Alabama.

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

Effective September 30, 2005, we entered into an agreement with Walter Doyle to acquire an undivided 100% interest in any deposits of thorium, monazite and other REM on three mining properties in North Queensland, Australia. In consideration, we agreed to issue 5,000,000 restricted shares of our common stock (issued October 21, 2005), pay a 2.5% net smelter return royalty and incur the following exploration expenditures:

i)	$125,000 by December 31, 2006;

ii)	An additional $150,000 by December 31, 2007;

iii)	An additional $140,000 by December 31, 2008;

iv)	An additional $140,000 by December 31, 2009; and

v)	An additional $140,000 by December 31, 2010.

Effective February 20, 2006 the 5,000,000 restricted shares of our common stock issued on October 21, 2005 were repurchased by Novastar Resources from Mr. Doyle for $400,000 and cancelled.

Corporate Administration, Public and Investor Relations

Excluding consulting fees as described above and public relations costs, corporate administrative costs totalled $313,003 in the company’s third fiscal quarter ended March 31, 2006 as compared to $77,439 in the prior fiscal year’s comparative quarter, representing an increase of $235,564. The increase primarily relates to increased costs for accounting and legal services in connection with increased corporate activity.

For the nine month period ended March 31, 2006 corporate administrative costs, excluding consulting fees and public relations costs, totalled $393,883 as compared to $80,526 in the prior fiscal year’s comparative period, representing an increase of $313,357. The increase primarily relates to increased costs for accounting and legal services in connection with increased corporate activity.

Public relations costs totalled $37,167 in the quarter ended March 31, 2006 and $132,785 in the nine month period ended March 31, 2006 as compared to $Nil in the previous year’s comparative periods. The increase relates to the engagement of a public relations firm in light of our increased corporate activity.

During the prior year comparative periods, Novastar Resources was essentially inactive.

Our company incurred no investor relations costs in the quarter or nine month period ended March 31, 2006 or in the prior fiscal year’s comparative periods.

Employees

On February 14, 2006 we entered into a five year employment agreement with Seth Grae, for the purpose of employing Mr. Grae as our President and Chief Executive Officer. A condition precedent to the initiation of Mr. Grae’s term of employment was that we obtain directors and officers (“D&O”) liability insurance sufficient to cover liabilities of at least $5 million. Such insurance was obtained and Mr. Grae’s employment commenced March 17, 2006. On April 2, 2006 Mr. Grae was appointed to our Board of Directors.

Effective December 1, 2005 Charles H. Merchant was appointed as Chief Operating Officer and interim Chief Executive Officer. He resigned these positions effective March 17, 2006 and resigned from our Board of Directors on April 2, 2006.

On March 17, 2006 Thomas Graham, Jr. became our Interim Secretary. He was appointed to our Board of Directors on April 2, 2006 and was appointed Chairman of the Board on April 3, 2006.

Also on April 2, 2006 Paul Carter resigned from our Board of Directors and Cornelius J. Milmoe was appointed to our Board of Directors. Mr. Milmoe was appointed our Chief Operating Officer on April 4, 2006.

As of March 31, 2006 we had three officers and employees: Seth Grae, Chief Executive Officer, President, Interim Chief Financial Officer and Interim Treasurer, Dr. Charles Merchant, Head of Mining Operations, and Thomas Graham, Interim Secretary.

We use consultants with specific skills to assist with various aspects of our project evaluation, due diligence, acquisition initiatives, corporate governance and business development.

On January 17, 2006 we entered into a six month consulting agreement with Alan Gelband. This agreement was amended on February 6, 2006. Pursuant to the amended agreement, Novastar Resources will issue a minimum of 2,389,558 restricted shares of our common stock to Mr. Gelband (issued), in consideration for his provision of investment banking and advisory services to Novastar Resources in relation to the proposed business combination with Thorium Power, to a maximum figure calculated pursuant to a formula and limited to no more than 1% of the issued and outstanding shares of the combined company.

Agreement to Employ Seth Grae

Pursuant to the terms of the Merger Agreement, effective February 14, 2006 Novastar Resources entered into a five year employment agreement with Seth Grae, wherein Novastar Resources has agreed to pay him an annual salary of $275,000 for performing the duties of President and Chief Executive Officer as described in the employment agreement. In addition, Novastar Resources has agreed to issue to Mr. Grae 5,000,000 shares of restricted stock (issued) and grant to Mr. Grae 7,200,000 non-qualified stock options (granted), with a term of ten years at an exercise price of $0.795 per share. The shares of restricted stock vest immediately on issuance and will be subject to the provisions of Rule 144 promulgated under the Securities Act of 1933, as amended.

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

Financial Position, Liquidity and Capital Resources

Cash Used In Operations

Cash used in operations was $622,572 in the nine months ended March 31, 2006 as compared to cash used of $107,881 in the prior fiscal year’s comparative period. The change of $514,691 can be primarily attributed to increased accounting, legal and public relations costs in reflection of our increased level of corporate activity as compared to the year earlier period, when the Company was essentially inactive.

During the nine months ended March 31, 2006, interest amortization totalled $Nil as compared to $442,813 in the prior year. The decrease is attributable to settlement of the note payable.

Accounts payable and accrued liabilities increased by $459,662 in the nine months ended March 31, 2006 as compared to an increase of $72,528 in the prior year’s comparative period.

Prior to consideration of changes in non-cash operating working capital items, cashed used in operations was $868,153 in the nine months ended March 31, 2006 as compared to cash used of $180,409 in the prior fiscal year’s comparative period. The change of $687,744 can be primarily attributed to increased accounting, legal and public relations costs in reflection of our increased level of corporate activity as compared to the year earlier period, when the Company was essentially inactive.

During the nine months ended March 31, 2006, $7,632,657 of expenses (including $3,595,801 of consulting services, $1,610,000 of mineral property acquisition costs and $870,335 of stock based management compensation) were incurred by payment in shares of common stock in lieu of cash. This compares to $733,048 of expenses paid in shares in lieu of cash in the prior fiscal year’s comparative period, all of which related to consulting fees.

Financing Activities

We received net cash from financing activities of $1,446,486 in the nine month period ended March 31, 2006, as compared to $Nil in the previous year’s comparative period.

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

On March 30, 2006 we closed a $1,262,500 private placement, consisting of an offering of 4,208,331 units at a price of $0.30 per unit, with each unit consisting of one share of common stock and one-half of a non-transferable share purchase warrant. Each whole warrant entitles the holder thereof to acquire one additional share of common stock at a price of $0.50 per share and expires twelve months from the closing date of the subscription.

Of the proceeds raised in the $1,262,500 private placement, $400,000 was expended in order to repurchase 5,000,000 restricted shares from a shareholder. These shares were returned to treasury and cancelled February 20, 2006.

Subsequent to March 31, 2006 we closed a 36,659,837 unit private placement at $0.425 per unit for cash proceeds of $15,580,434. Each unit consists of one share of common stock and one-half of a non-transferable share purchase warrant. Each whole warrant entitles the holder thereof to acquire one additional share of common stock at a price of $0.65 per share and expires twelve months from the closing date of the subscription.

Liquidity and Capital Resources

As of March 31, 2006 our total assets were $1,080,250 as compared to $73,370 at December 31, 2006, our prior quarter-end and $802 on June 30, 2005, our prior fiscal year-end.

Liabilities of $691,505 as of March 31, 2006 compare to $235,192 as of December 31, 2006 and $224,980 reported as of June 30, 2005.

We had a working capital deficiency of $366,545 on March 31, 2006 as compared to $161,822 on December 31, 2005 and $224,178 on June 30, 2005.

During the quarter ended March 31, 2006 we closed a $1,262,500 private placement of shares and warrants, and subsequent to quarter-end we closed a $15,580,434 private placement of shares and warrants, both referred to above under Financing Activities.

Plan of Operations and Cash Requirements

Without regard to the proposed acquisition of Thorium Power pursuant to the definitive merger agreement as discussed above, which transaction is subject to closing conditions that may take some months to satisfy, major cash commitments over the next 12 months are related to proposed exploration activities, corporate administration and operations. Our minimum committed exploration expenditures on our mineral properties total $125,000 by December 31, 2006 and March 31, 2007. Thus, we currently have sufficient liquidity to meet our minimum required expenditures over the 12 months ending March 31, 2007.

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

Estimated Expenditures Over the Next Twelve Months

Absent the proposed acquisition of Thorium Power, we anticipate that we will expend approximately $885,000 during the twelve-month period ending March 31, 2007 as follows:

Operating expenses
Exploration and drilling	$165,000
Land and lease expenditures	20,000
General and Administrative	650,000
Capital expenditures	50,000
Total	$885,000

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

For the nine month period ended March 31, 2006 we incurred a net loss of $10,899,554 and used $622,572 of cash in operations. As at March 31, 2006 we had a working capital deficit of $366,545. Subsequent to March 31, 2006 we raised cash proceeds of $15,580,434 in a private placement of shares and warrants. While these proceeds meet our foreseeable needs for the next 12 months, we may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. If our company needs to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of our outstanding shares of common stock.

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

We have no control over the fluctuations in the prices of the thorium and other REM that we are exploring for. A significant decline in such prices could severely reduce the value of our company.

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

We are an exploration stage company and cannot give assurance that a commercially viable deposit or reserve exists on any properties for which we currently have or may have an interest. Therefore, determination of the existence of a deposit or reserve depends on appropriate and sufficient exploration work and the evaluation of legal, economic, and environmental factors. If we fail to find a commercially viable deposit on any of our properties, our financial condition and results of operations could be materially adversely affected.

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

Any potential development and production of our exploration properties depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified engineers and geologists. Such programs require substantial additional funds. Any decision to further expand our operations on these exploration properties is anticipated to involve consideration and evaluation of several significant factors including, but not limited to:

1.	Costs of bringing each property into production, including exploration work, preparation of production feasibility studies and construction of production facilities;

2.	Availability and costs of financing;

3.	Ongoing costs of production;

4.	Market prices for the minerals to be produced;

5.	Environmental compliance regulations and restraints; and

6.	Political climate and/or governmental regulation and control.

General Mining Risks

Factors beyond our control may affect the marketability of any substances discovered from resource properties we own or may acquire. Metal prices have fluctuated widely in recent years. Government regulations relating to price, royalties, allowable production and importing and exporting of minerals can adversely affect our company. There can be no certainty that we will be able to obtain all necessary licenses and permits that may be required to carry out exploration, development and operations on any projects we own or may acquire and environmental concerns about mining in general continue to be a significant challenge for all mining companies

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being March 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our Chief Executive Officer. Based upon that evaluation, our company’s Chief Executive Officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 14, 2006, we completed a private placement of 4,208,340 units (each, a “Unit”), at a price of $0.30 per Unit, to 13 accredited investors for total proceeds of $1,262,500. Each Unit consists of one share of our common stock and one-half of one purchase warrant. Each whole purchase warrant is non-transferable and entitles the holder to purchase one additional share of our common stock for a period of 12 months, at a price per share of $0.50.

Each investor confirmed in writing that it is an accredited investor and represented its intention to acquire the securities for investment purposes and not with a view to distribution. We did not use, and no person acting on its behalf used, any form of general solicitation or general advertising in connection with this offering. Appropriate legends shall be affixed to the stock certificates to be issued to each investor. Each investor acknowledged that the sale of the securities was not registered under the Securities Act of 1933, as amended, and that the securities could not be resold unless the securities were registered or an exemption from registration was available. As a result of the foregoing, we relied on the provisions of Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, for the issuance of the securities.

Pursuant to the agreements with Mr. Gelband, we issued to Mr. Gelband 2,389,558 restricted shares of common stock on February 13, 2006. Mr. Gelband confirmed that he is an accredited investor and represented his intention to acquire the securities for investment purposes and not with a view to distribution. Mr. Gelband acknowledged that the sale of the securities was not registered under the Securities Act of 1933, as amended, and that the securities could not be resold unless the securities were registered or an exemption from registration was available. As a result of the foregoing, we relied on the provisions of Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, for the issuance of the securities.

Pursuant to the terms of the employment agreement with Seth Grae, we agreed to issue 5,000,000 restricted shares of common stock to Mr. Grae, and grant to Mr. Grae 7,200,000 non-qualified stock options, with a term of ten years at an exercise price of $0.795 per share. The stock options shall be granted under the newly adopted 2006 Stock Plan. As a result of the relationship with Mr. Grae, we relied on the provisions of Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, for the issuance of the securities.

On May 4, 2006, we completed a private placement of 36,659,837 Units at a price of $0.425 per Unit with a number of institutional investors, including Magnetar Capital Master Fund, Ltd., clients of Wellington Management Company, LLP, clients of Highfields Capital Management LP, clients of Cumberland Associates LLC, SF Capital Partners Ltd., Sunrise Equity Partners, L.P., and several other institutional investors as well as several accredited individual investors for total proceeds of $15,580,434.20. Each Unit consists of one share of our common stock and one-half of one purchase warrant. Each whole purchase warrant is non transferable and entitles the holder to purchase one additional share of our common stock for a period of 12 months at a price per share of $0.65.

Each investor confirmed in writing that it is an accredited investor and represented its intention to acquire the securities for investment purposes and not with a view to distribution. We did not use, and no person acting on its behalf used, any form of general solicitation or general advertising in connection with this offering. Appropriate legends shall be affixed to the stock certificates to be issued to each investor. Each investor acknowledged that the sale of the securities was not registered under the Securities Act of 1933, as amended, and that the securities could not be resold unless the securities were registered or an exemption from registration was available. As a result of the foregoing, we relied on the provisions of Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, for the issuance of the securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-B

Exhibit Number/Description

(2)	Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation or Succession

2.1

Agreement and Plan of Merger dated as of February 14, 2006 by and among Novastar Resources Ltd., TP Acquisition Corp. and Thorium Power, Inc. (incorporated by reference from our Current Report on Form 8- K filed on February 21, 2006).

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

4.3	2006 Stock Plan of Novastar Resources Ltd. (incorporated by reference from our Current Report on Form 8-K filed on February 21, 2006).

4.4	Amended and Restated 2006 Stock Plan, dated April 25, 2006 (incorporated by reference from our Current Report on Form 8-K filed on May 10, 2006.

(10)	Material Contracts

10.1	Consulting Agreement dated October 15, 2004 between Custom Branded Networks, Inc. and Walter Doyle (incorporated by reference from our Registration Statement on Form S-8 filed on October 19, 2004).

10.2	Consulting Agreement dated October 15, 2004 between Custom Branded Networks, Inc. and Adam Harrison (incorporated by reference from our Registration Statement on Form S-8 filed on October 19, 2004).

10.3	Consulting Agreement dated October 15, 2004 between Custom Branded Networks, Inc. and Tim Lelek (incorporated by reference from our Registration Statement on Form S-8 filed on October 19, 2004).

10.4	Consulting Agreement dated October 15, 2004 between Custom Branded Networks, Inc. and Bruce Fearn (incorporated by reference from our Registration Statement on Form S-8 filed on October 19, 2004).

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

10.19

Form of Subscription Agreement between Novastar Resources Ltd. and each investor in the private placement that closed on May 4, 2006 (incorporated by reference from our Current Report on Form 8-K filed on May 8, 2006).

10.20

Form of Registration Rights Letter Agreement between Novastar Resources Ltd. and each investor in the private placement that closed on May 4, 2006 (incorporated by reference from our Current Report on Form 8-K filed on May 8, 2006).

10.21	Form of Warrant issued to each investor in connection with the private placement that closed on May 4, 2006(incorporated by reference from our Current Report on Form 8-K filed on May 8, 2006).

10.22	Option Agreement dated April 25, 2006 between Novastar Resources Ltd. and George Crowley (incorporated by reference from our Current Report on Form 8-K filed on May 10, 2006).

(16)	Letter on change in certifying accountant

16.1	Letter from Morgan and Company dated September 14, 2005 regarding change in independent accountant (incorporated by reference from our Current Report on Form 8-K filed on October 11, 2005).

(21)	Subsidiaries

Custom Branded Networks, Inc., a Delaware corporation
Aquistar Ventures Inc., a British Columbia corporation
TP Acquisition Corp., a Delaware corporation

(31)	Section 302 Certifications

31.1	Section 302 Certification (filed herewith).

(32)	Section 906 Certification

32.1	Section 906 Certification (filed herewith).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVASTAR RESOURCES LTD.

By:	/s/ Seth Grae Seth Grae President, Chief Executive Officer, Interim Chief Financial Officer, Interim Treasurer and Director (Principal Executive, Financial and Accounting Officer)

Date: May 22, 2006