Form 10KSB
period 2006-06-30
NOVASTAR RESOURCES LTD.
filed 2006-09-27
CIK 1084554

_____________________________________________________________

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: June 30, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transitional period from __________________ to __________________

Commission File No. 000-28543

NOVASTAR RESOURCES LTD.
----------------------------------------------------
(Name of Small Business Issuer in Its Charter)

NEVADA	91-1975651
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8300 Greensboro Drive, Suite 800 McLean, Virginia 22102	703.918.4904
(Address of Principal Executive Office)	(Issuer Telephone No. Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act: Common stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes__ No X

The issuer’s revenues for its most recent fiscal year are $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.): $70,018,308

The number of shares outstanding of the issuer's common stock as of September 20, 2006 is 160,476,474.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements and information relating to Novastar Resources Ltd., that are based on the beliefs of our management as well as assumptions made by and information currently available to us. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect our current view concerning future events and are subject to risks, uncertainties and assumptions, including among many others: significant operating losses; limited operating history; uncertainty of capital resources; the speculative nature of our business; government regulations; operating hazards; competition; the loss of key personnel; and other factors referenced in this and previous filings. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected.

When used in this report, the terms “Novastar,” “Company,” “we,” “our,” and “us” refer to Novastar Resources Ltd. and its subsidiary TP Acquisition Corp (“TP Acquisition”).

PART I

Item 1. DESCRIPTION OF BUSINESS.

General Overview

We are currently a mineral exploration company. We hold mineral leases and claims for properties located in Alabama, USA and North Queensland, Australia. These are exploration stage mineral properties prospective for thorium, platinum group metals (“Platinum Group Metals”) and other rare earth minerals (REM).

Our objective is to become a global supplier of thorium to the nuclear energy industry.

The phosphate mineral monazite, which exists as a sand, contains concentrations of thorium oxide as well as other REM. All commercially viable thorium metal is extracted from monazite.

Utilizing thorium based nuclear fuels has several important societal benefits, such as safety benefits, environmental benefits, and non-proliferation benefits. Thorium is more abundant, more efficient and safer to use as a reactor fuel than uranium. Also important, thorium fueled reactors leave behind very little weapons grade plutonium.

To this end, we acquired, and may acquire, both physical properties and rights to properties that contain monazite deposits. Properties of interest to us contain both monazite stockpiles and in ground concentrations of monazite. As of the date of this filing, we have not conducted any mining activities on any of the properties that we hold mineral leases and claims.

On February 14, 2006, our newly-formed, wholly-owned subsidiary, TP Acquisition Corp., and Thorium Power Inc., (“Thorium Power”) entered into a merger agreement, which was amended on June 12, 2006 and again on August 8, 2006. Under the terms of the merger agreement TP Acquisition will merge with and into Thorium Power, with Thorium Power, the surviving corporation, becoming a wholly owned subsidiary of Novastar. We expect the merger to close in October 2006.

After the merger with Thorium Power is consummated, we will have two different lines of business, or business segments. Our primary business segment after the merger will be research and development of proprietary nuclear fuel technology for use in nuclear power plants. This primary business line is Thorium Power’s current business. Our second business segment will be mineral exploration as described above and in more detail below.

Corporate History

We were incorporated under the laws of the state of Nevada on February 2, 1999, under the name of Aquistar Ventures (USA) Inc. We were organized for the purpose of exploring for and, if possible, developing mineral properties primarily in the province of Ontario, Canada, through our wholly owned subsidiary, Aquistar Ventures Inc. ("Aquistar Canada"). Aquistar Canada was incorporated under the laws of the province of British Columbia, Canada, on April 13, 1995 and is now inactive.

On February 2, 2001, we acquired 100% of the issued and outstanding capital stock of Custom Branded Networks, Inc. or CBN, a Delaware corporation, in exchange for 25,000,000 shares of our common stock. We then changed our name to Custom Branded Networks, Inc. on or about May 29, 2001. The business of CBN, the Delaware corporation which was our wholly-owned subsidiary, was the provision of turnkey private label Internet solutions to businesses and private organizations.

In May of 2003 we began actively looking for other business opportunities that would provide superior economic opportunity, and in January 2005 we retained consultants to assist in the identification of opportunities in the nuclear sector, particularly with respect to thorium fuel and technology. Effective May 10, 2005, we changed our name to Novastar Resources Ltd. During the period from September through December 2005, we entered into three agreements to acquire mining interests for two properties in Alabama and one property in Queensland, Australia. Thereafter, on February 14, 2006, we entered into the merger agreement with Thorium Power.

Employees

As of June 30, 2006, we had 2 employees, both of whom were full-time employees. We believe that our relationship with our employees is satisfactory.

We use consultants with specific skills to assist with various business functions including evaluation, due diligence, acquisition initiatives, corporate governance, business development, research and development and government relations.

Government Regulation

Mining operations and exploration activities are subject to various national, state, provincial and local laws and regulations in the United States, Canada and Australia, as well as other jurisdictions, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. Based on future assay results, we will, either directly or through a service contractor, make applications for those licenses, permits and other authorizations required to conduct our exploration activities on our leases and claims located in Alabama, USA and North Queensland, Australia, respectively. To date, we have spent approximately $395,000 to conduct our mineral exploration activities.

Such approval may involve many levels of government (i.e. Federal, State, Provincial, County and/or City approval), and we cannot predict whether all such approvals will be successfully obtained.

Our exploration projects are subject to various regulations governing protection of the environment, both in North America and in Australia. These laws are continually changing and, as a general matter, are becoming more restrictive. Management intends to conduct business in a way that safeguards public health and the environment.

We believe that we are and will continue to be in compliance in all material respects with applicable statutes and regulations.

Changes to laws and regulations in the jurisdictions where we own property or may operate in the future could require additional capital expenditures and increased operating costs. We are unable to predict what additional legislation or regulatory requirements, if any, might be proposed or enacted, and how such laws could impact the economics of its projects.

Management expects that it will not incur material capital expenditures for environmental control facilities until it determines that the market for its minerals will support these and all costs of mining.

Competition

We compete with other mining companies in connection with the acquisition of prospective properties and mineral rights. There is competition for the limited number of opportunities, some of which is with other companies having substantially greater financial resources than us. As a result, we may have difficulty acquiring attractive projects at reasonable prices.

We believe no single company has sufficient market power to affect the price or supply of thorium, rare earth minerals, platinum group metals or other minerals in the world market.

Key Developments in 2006

•	On February 14, 2006 we entered into a merger agreement with Thorium Power Inc. and we anticipate the merger to occur in October 2006.

•	We have hired a new management team and formed a technical advisory board and international advisory board, all with the capability to pursue other growth opportunities in the nuclear power industry.

•	We have been able to raise in three separate private placements approximately $17.4 million to support our business segments.

Risk Factors

WE CONTINUE TO EXPERIENCE SIGNIFICANT OPERATING LOSSES.

We adopted a new business model in mid-2005 to pursue the exploration of thorium and other rare earth minerals and development opportunities, and have a limited operating history in our current form. Since we reorganized our business, our operating costs have exceeded our revenue in each quarter. We incurred cumulative net losses of approximately $17,483,000 from the period June 28, 1999 (inception) to June 30, 2006. We may not be able to obtain or maintain any level of revenues in the future. If we are unsuccessful in these efforts, we may never achieve profitability.

OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT FOR YOU TO JUDGE OUR PROSPECTS.

We are an exploration stage company that has a limited operating history upon which an evaluation of us, our current business and our prospects can be based. You should consider any purchase of our shares in light of the risks, expenses and problems frequently encountered by all companies in the early stages of corporate development.

OUR LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.

For the twelve month period ending June 30, 2006, we had an operating loss of $13,344,535. At June 30, 2006, we had a working capital surplus of $9,966,244 During the period from July 1, 2005 through June 30, 2006, we raised approximately $17,500,000 in private placement transactions. While management expects these proceeds will meet our foreseeable needs for at least the next 12 months, we may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. If we need to obtain additional financing, that financing may not be available or we may not be able to obtain that financing on terms acceptable to us. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of our outstanding common stock.

WE FAILED TO CAUSE THE RESALE REGISTRATION STATEMENT RELATING TO OUR MAY 2006 PRIVATE PLACEMENT TO GO EFFECTIVE BEFORE THE REQUIRED EFFECTIVENESS DATE AND WE ARE CURRENTLY SUBJECT TO LIQUIDATED DAMAGES AT A RATE OF APPROXIMATELY $312,000 PER MONTH (WHICH IS PAYABLE IN CASH OR EQUITY AT THE OPTION OF THE INVESTOR) SUBJECT TO A TOTAL CAP OF $1,870,000.  WE WILL CONTINUE TO INCUR THESE LIQUIDATED DAMAGES UNTIL THE REGISTRATION STATEMENT THAT WE FILED RELATING TO THE INVESTORS' SHARES GOES EFFECTIVE.

       Under the terms of a registration rights agreement entered into in connection with our May 4, 2006 private placement, we became obligated to file a resale registration statement relating to the shares sold in the placement within 15 days of the filing of our registration statement on Form S-4 relating to the securities being issued in our contemplated merger with Thorium Power. We satisfied this obligation when we filed a registration statement on Form SB-2 on June 29, 2006. The registration rights agreement requires us to, among other things, use reasonable best efforts to cause the SB-2 to be declared effective as soon as possible, but in any event not later than the earlier of (a) the 120th day following the closing date of the private placement and (b) the fifth trading day following the date on which we are notified by the SEC that the SB-2 will not be reviewed or is no longer subject to further review and comments. If the SB-2 is not declared effective within the time frame described above, then we must issue to the investors in the May 2006 private placement cash or additional units (at the investor’s option), as liquidated damages, equal to 2% of the number of units for which the investor subscribed on each monthly anniversary of the failure to be declared effective (if the failure has not been cured by such date).  If the SB-2 ceases to be effective after the date first declared effective by the SEC and prior to the expiration of the effectiveness period described in the registration rights agreement, then we must issue to each investor cash or additional units (at the investor’s option), as liquidated damages, equal to 2% of the number of units for which the investor subscribed on each monthly anniversary of the SB-2 ceasing to be effective (if the failure has not been cured by such date).  In no event, however, will the aggregate amount of cash or number of units issued as liquidated damages in the case of (a) a failure to be declared effective (as described above) or (b) the SB-2 ceasing to be effective (as described above), exceed 12% of the amount of cash paid or the number of units paid for by the investor.

Since the 120 day deadline for the effectiveness of the SB-2 has passed and since we do not expect the SB-2 to go effective before October 4, 2006, we expect that we will be obligated to pay the liquidated damages described above for the first two months of delay. If, for any reason, the SB-2 does not go effective in October, then liquidated damages will continue to accrue.

MINERAL EXPLORATION AND DEVELOPMENT ACTIVITIES ARE SPECULATIVE IN NATURE.

Resource exploration and development is a speculative business, characterized by a number of significant risks including, among other things, unprofitable efforts resulting not only from the failure to discover mineral deposits but from finding mineral deposits which, though present, are insufficient in quantity and quality to return a profit from extraction. The marketability of minerals acquired or discovered by us may be affected by numerous factors which are beyond our control and which cannot be accurately predicted, such as market fluctuations, the proximity and capacity of milling facilities, mineral markets and processing equipment and such other factors as government regulations, including regulations relating to royalties, allowable production, importing and exporting of minerals and environmental protection, the combination of which factors may result in us not receiving an adequate return on investment capital.

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

WE ARE AN EXPLORATION STAGE COMPANY, AND THERE IS NO ASSURANCE THAT A COMMERCIALLY VIABLE DEPOSIT OR "RESERVE" EXISTS ON ANY PROPERTIES FOR WHICH WE HAVE, OR MIGHT OBTAIN, AN INTEREST.

We are an exploration stage company and cannot be certain that a commercially viable deposit, or “reserve,” exists on any properties for which we currently have or may have an interest. Therefore, determination of the existence of a reserve depends on appropriate and sufficient exploration work and the evaluation of legal, economic, and environmental factors. If we fail to find a commercially viable deposit on any of our properties, our financial condition and results of operations will be materially adversely affected.

Any potential development and production of our exploration properties depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified engineers and geologists. Such programs require substantial additional funds. Any decision to further expand our operations on these exploration properties is anticipated to involve consideration and evaluation of several significant factors including, but not limited to:

o	costs of bringing each property into production, including exploration work, preparation of production feasibility studies and construction of production facilities;

o	availability and costs of financing;

o	ongoing costs of production;

o	market prices for the minerals to be produced;

o	environmental compliance regulations and restraints; and

o	political climate and/or governmental regulation and control.

OUR BUSINESS AND FINANCIAL CONDITION ARE SUBJECT TO THE RISKS APPLICABLE TO MINING COMPANIES GENERALLY

Factors beyond our control may affect the marketability of any substances discovered from any resource properties we may acquire. Metal prices have fluctuated widely in recent years. Government regulations relating to price, royalties, allowable production and importing and exporting of minerals can adversely affect us. There can be no certainty that we will be able to obtain all necessary licenses and permits that may be required to carry out exploration, development and operations on any projects we may acquire and environmental concerns about mining in general continue to be a significant challenge for all mining companies.

WE WILL BE SUBJECT TO OPERATING HAZARDS, COMPETITION AND DOWNWARD PRICE FLUCTUATION WHICH MAY ADVERSELY AFFECT OUR FINANCIAL CONDITION.

Mineral exploration involves many risks, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Our operations will be subject to all the hazards and risks normally incidental to exploration, development and production of metallic minerals, such as unusual or unexpected formations, cave-ins or pollution, all of which could result in work stoppages, damage to property and possible environmental damage. We do not have general liability insurance covering our operations. Payment of any liabilities as a result could have a material adverse effect upon our financial condition.

Significant and increasing competition exists for the limited number of mineral acquisition opportunities available. As a result of this competition, some of which is with large established mining companies with substantial capabilities and greater financial and technical resources than us, we may be unable to acquire attractive mineral properties on terms it considers acceptable.

We have no control over the fluctuations in the prices of the thorium and other rare earth minerals that we are exploring for. A significant decline in such prices would severely reduce our value.

OUR ACTIVITIES WILL BE SUBJECT TO ENVIRONMENTAL AND OTHER INDUSTRY REGULATIONS WHICH COULD HAVE AN ADVERSE EFFECT ON OUR FINANCIAL CONDITION.

Our activities are subject to environmental regulations promulgated by government agencies from time to time. Environmental legislation generally provides for restrictions and prohibitions on spills, releases or emissions of various substances produced in association with certain mining industry operations, which would result in environmental pollution. A breach of such legislation may result in imposition of fines and penalties. In addition, certain types of operations require the submission and approval of environmental impact assessments. Environmental legislation is evolving in a manner which means stricter standards and enforcement, fines and penalties for non-compliance are more stringent. In addition to existing laws, there can be new federal, state, or local laws banning, restricting, or taxing mining activities planned by us.

Environmental assessments of proposed projects carry a heightened degree of responsibility for companies and directors, officers and employees. The cost of compliance with changes in governmental regulations could have an adverse effect on our financial condition.

Our operations, including exploration and development activities and commencement of production on its properties require permits from various federal, state, provincial and local governmental authorities and such operations are and will be governed by laws and regulations governing prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. Companies engaged in the development and operation of mines and related facilities generally experience increased costs and delays in production and other schedules as a result of the need to comply with applicable laws, regulations and permits.

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

WE RELY ON SETH GRAE AND CERTAIN OTHER KEY INDIVIDUALS AND THE LOSS OF MR. GRAE OR ANY OF THESE OTHER KEY INDIVIDUALS WOULD HAVE AN ADVERSE EFFECT ON US.

Our success will depend upon Seth Grae and certain other key members of the management team. Mr. Grae’s knowledge of the nuclear power industry, his network of key contacts within that industry and in government and, in particular, his expertise in the potential use of thorium as a fuel in nuclear reactors, is critical to the implementation of the prospective business model of the combined company. Mr. Grae and these other individuals are a significant factor in our future growth and success. The loss of the service of Mr. Grae or these other key members of the management team would have a material adverse effect on us. We do not have key man insurance policies relating to Seth Grae or any other key individuals and does not anticipate obtaining any such insurance.

Item 2. DESCRIPTION OF PROPERTY.

Mineral Property Descriptions and Mining Contracts

On September 14, 2005, we entered into an Assignment of Specific Mineral Rights agreement (the “AGH Assignment Agreement”) with Charles Merchant, our former Chief Executive Officer, who was conducting business under the name American Graphite Holdings (“AGH”), an Alabama sole proprietorship, under which we were assigned all of his mineral rights located on certain properties in Clay County, Alabama and commonly referred to as the Ashland Graphite Properties. In consideration of the assigned rights, we paid to AGH $100,000 in cash and issued 1,000,000 shares of restricted stock to AGH, at a deemed issued price of $0.001 per share. In addition, AGH is to receive a $15.00 per ton net royalty if thorium/monazite removed from the leased properties. In March of 2006, as contemplated by the merger agreement with Thorium Power, the parties entered into Amendment No. 1 to the AGH Assignment Agreement, whereby the parties agreed that the sole remedy available to AGH for breach of the AGH Assignment Agreement by us is the termination of the AGH Assignment Agreement, and that no further relief or recourse, whether in law, in equity or otherwise, will be available to AGH.

On September 30, 2005 we entered into a Mining Acquisition Agreement (the “Acquisition Agreement”) with Walter Doyle whereby we agreed to acquire an undivided 100% interest in and to any deposits of thorium, monazite and other rare earth minerals on certain mining properties in Queensland, Australia. The consideration paid by us to Mr. Doyle consisted of 5,000,000 shares of restricted stock. In February, 2006, we purchased all such shares from Mr. Doyle for $400,000 and such shares were cancelled. Under the Acquisition Agreement, we operate the property subject to the agreement, and are granted the right to prospect, explore, develop and engage in other mining work on and under the property as we deem necessary and desirable, including bringing and erecting buildings, plants, machinery and equipment. We are further permitted to remove all metals and minerals derived from our operations as necessary for testing. Pursuant to the terms of the Acquisition Agreement, Mr. Doyle is to retain 2.5% of the gross proceeds received by us in any year from the sale of thorium, monazite or rare earth minerals of commercial economic value mined from the property, and any concentrates or other materials or products derived there from, less (i) the cost of transportation to a smelter or other place of treatment and (ii) any smelter or other treatment charges. In addition, we are to incur our proportionate share of the following amounts spent on or with respect to exploration activities, to total not more than $695,000 as follows: (i) expenditures of $125,000 by December 31, 2006; (ii) expenditures of an additional $150,000 by December 31, 2007; (iii) expenditures of an additional $140,000 by December 31, 2008; (iv) expenditures of an additional $140,000 by December 31, 2009 and (v) expenditures of an additional $140,000 by December 31, 2010. In March of 2006, as contemplated by the merger agreement with Thorium Power, the parties entered into Amendment No. 1 to the Acquisition Agreement, whereby the parties agreed that the sole remedy available to Mr. Doyle for breach of the Acquisition Agreement by us is the termination of the Acquisition Agreement, and that no further relief or recourse, whether in law, in equity or otherwise, will be available to Mr. Doyle.

    On December 31, 2005 the Company entered into an agreement with CM Properties whereby certain mineral leases in the Cleburne County District of Alabama can be assigned to the Company. The Company will assume 51% of a lease held by the lessee, who subsequently became an officer of the Company but no longer serves as an officer as of June 30, 2006, for consideration of 2,000,000 restricted common shares of the Company.  In addition, the Company must incur $1,500,000 on property expenditures and for each $100,000 in additional expenditures; the Company will receive an additional 4% interest in the lease up to a maximum of an extra 40% interest. Upon reaching a 91% interest, the lessee shall retain a 9% interest and shall receive $17.50 per ounce of pure Platinum Group Metal (PGM) produced. For each 2,500 ounces of PGM produced, the lessee shall receive an additional 1,000,000 restricted common shares of the Company, up to a maximum of 8,000,000 shares, for a period of two years from the acquisition of the Company’s 91% interest being obtained. Aspects of the contract remain executory, and the company has not issued the 2,000,000 shares, while entities controlled by CM Properties continue to oversee the properties and are reimbursed by the Company for their services. In February 2006, the Company and CM Properties amended this lease agreement to make the sole remedy to CM Properties for a breach of the agreement by the Company termination of the mineral lease agreements, with no further relief or recourse against the Company. Accordingly, the balance sheet does not reflect the value of the property (this value determined by the stock value of the 2 million shares at the date of the agreement - $380,000) as an asset nor does it reflect the Company's obligation to issue the shares (valued at the stock value of $380,000) as common stock reserved for future issuance (an equity account on the balance sheet).

Other Property Descriptions

We are obligated to pay approximately $7,000 per month for office rent and approximately another $2,000 per month for other fees for the rented office space located at 8300 Greensboro Drive, Suite 800, McLean, Virginia 22102.  The space is used by our executives for administrative purposes.  The term of the lease expires for one office on April 30, 2007 and for the other offices in the summer of 2007.

Item 3. LEGAL PROCEEDINGS.

On March 31, 2006, the Novastar, Thorium Power and their respective officers were served, through their counsel, with a verified complaint by Raj Pamnani. Mr. Pamnani alleges that Novastar and Thorium Power and their respective officers breached an oral consulting agreement he alleges was entered into between Mr. Pamnani and Novastar and demands a combination of shares of unrestricted common stock of Novastar and payment of monetary damages in the amount of $10 million plus an additional $5 million in punitive damages. The action was filed in the Supreme Court of the State of New York, County of New York, and Novastar filed a Motion to Dismiss the complaint on May 23, 2006.  On August 8, 2006, the parties entered into a Settlement Agreement whereby Mr. Pamnani irrevocably and forever waived and released any and all claims against Novastar, Thorium Power and the other defendants named in the complaint, through the date of execution of the Settlement Agreement, in return for the issuance of 215,000 shares of common stock of Novastar, as well as warrants to purchase 107,500 shares of Novastar common stock at a price of $0.48 per share.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS.

Market Information

Our common stock is listed and traded on the OTC Bulletin Board. The following table sets forth the high and low closing per share sales prices of our common stock as reported on the OTC Bulletin Board for the quarterly fiscal periods presented below. The quotations were obtained from the OTC Bulletin Board website and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

FISCAL YEAR	QUARTER ENDING	HIGH	LOW

2006	June 30, 2006	$0.74	$0.43
	March 31, 2006	$0.88	$0.19
	December 31, 2005	$0.28	$0.14
	September 30, 2005	$0.29	$0.13

2005	June 30, 2005	$0.22	$0.077
	March 31, 2005	$0.22	$0.09
	December 31, 2004	$0.29	$0.07
	September 30, 2004	$0.04	$0.017

Holders

As of September 20, 2006, our common stock was held by 161 stockholders of record.

Dividends

We have never paid dividends. While any future dividends will be determined by our directors after consideration of the earnings, financial condition and other relevant factors, it is currently expected that available cash resources will be utilized in connection with our ongoing acquisition, exploration and development programs. In certain situations where executives receive stock compensation, we may redeem a portion of the executive’s stock in order to provide the executive with the cash necessary to pay taxes relating to that executive’s stock compensation. Any such redemption would require board approval.

Section 15(g) of the Securities Exchange Act of 1934 - The Penny Stock Rules

Our shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by this Section 15(g), the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, Section 15(g) may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

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

Transfer Agent

Our transfer agent and registrar for our common stock is Computershare Investor Services, Shareholder Communications Department, 2 LaSalle Street, 3rd Floor, Chicago, IL 60602. Its telephone number is 888-243-5445 and facsimile is 212-701-7664.

Recent Sales of Unregistered Securities

Except for sales previously disclosed in quarterly reports on form 10-QSB or in a current report on Form 8-K filed by us with the Securities and Exchange Commission, we have not sold any securities without registration under the Securities Act of 1933. See Item 7 of Part II “Financial Statements - Note 9 - Share Capital” for unregistered stock issuances for the year ended June 30, 2006.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with our financial statements, together with the notes to those statements, included elsewhere in this report. The following discussion contains forward-looking statements that involve risks, uncertainties, and assumptions such as statements of our plans, objectives, expectations, and intentions. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events.

Overview

We engage in the acquisition, exploration and evaluation of mineral rights in properties containing thorium, as well as potentially other minerals.   All commercially viable thorium metal is extracted from monazite.  The phosphate mineral monazite exists as a sand and may contain concentrations of 3.0% -12.0% thorium oxide as well as other rare earth minerals such as cerium, lanthanum, yttrium and neodymium, and platinum group metals.

In the future, we may acquire rights to properties that contain monazite deposits. Properties of interest to us would be both monazite stockpiles and in-ground concentrations of mineral monazite.

The current market for thorium is very limited. Our objective has been to become a supplier of thorium to be used in the future as fuel in nuclear energy industry. Thorium can be used to power existing nuclear reactors using fuel designs developed by Thorium Power. Thorium based nuclear fuels are believed to have several important advantages over conventional nuclear fuels, such as non-proliferation benefits, environmental benefits and possible cost and safety benefits.

We expect to generate revenues in the future through the sale of thorium, platinum group metals and other rare earth minerals, but we have not done so to date. We have not conducted any mining activities on any of the properties that we hold mineral leases and claims for.

On February 14, 2006, we and our newly-formed wholly-owned subsidiary, TP Acquisition Corp., and Thorium Power, Inc. entered into a merger agreement, which was amended on June 12, 2006 and again on August 8, 2006. Under the terms of the merger agreement TP Acquisition will merge with and into Thorium Power, with Thorium Power, the surviving corporation, becoming a wholly owned subsidiary of Novastar. We expect the merger to close in October 2006.

After the merger with Thorium Power is consummated, we will have two different lines of business or business segments. Our primary business segment after the merger will be research and development of proprietary nuclear fuel technology for use in nuclear power plants. This primary business segment is Thorium Power’s current business. Our second business segment is mineral exploration as described above and in more detail below.

Outlook

As of the date of this report, there is not significant global demand for thorium as a source of nuclear fuel. We believe that there will be significant increases in demand for thorium at some future point; however, we are unable to predict when or if this will occur.

The International Atomic Energy Agency (IAEA), a United Nations organization, submitted an official report on the thorium nuclear fuel cycle in May of 2005. On July 6, 2005 we issued a press release commenting on this report. The IAEA report publicly promotes the significant benefits of thorium as a nuclear fuel. In addition, on page # 91 of its report, the IAEA recommended that companies augment the exploration and mining of thorium to insure the availability of sufficient supplies of reactor grade thorium.

To date, we have invested $1,350,000 in Thorium Power and upon consummation of the merger, we will acquire Thorium Power and it will become our wholly-owned subsidiary.

We have worked with the government relations firm Capitol Project Partners, LLC, to inform government officials on the value of thorium and a thorium nuclear fuel cycle.

In addition to the acquisition of thorium properties and mineral rights, we believe that we may have potential revenue opportunities to supplement our business since other metals of commercial significance can be extracted from our properties. These would include platinum group metals and rare earth minerals of the yttrium group. Rare earth minerals can be divided into two groups: the yttrium group, containing yttrium, lanthanum, cerium, neodymium, and the dysprosium group, containing europium, gadolinium, terbium, dysprosium, holmium, and erbium. Mineral monazite only contains concentrations of rare earth minerals classified in the yttrium group.

Management believes that our properties may also contain zirconium oxide. Zirconium metal is used as an alloy to coat metal parts to provide heat and corrosion resistance. It is widely used in nuclear reactors and management believes that there may be a growing use in the automotive industry to replace chrome. Management believes that platinum may also be present on our properties. Platinum may be used to coat machinery parts to impart wear resistance and to electronic components to enhance electrical conductivity. Platinum is also widely used in the automotive industry for catalytic converters and in the jewelry industry.

We may process and stockpile rare earth minerals as a by-product of mining and refining mineral monazite into thorium oxide. We intend to identify potential buyers of rare earth minerals both in the United States and abroad. With approximately 80% of world rare earth metals production sourced from the Peoples' Republic of China and no rare earth mineral mines operating in North America, rare earth minerals may become an important strategic commodity. We believe that there may be short and intermediate term revenue generating opportunities from sales of rare earth minerals. Some of the commercial applications for rare earth minerals include, but are not limited to:

o	industrial super alloys used in the aerospace and nuclear industries

o	crystals manufactured for the production of lasers

o	the refining of petroleum products

o	in magnetic refrigeration technology

o	as catalysts used in the manufacture of fuel-cells

o	in cellular phones and other wireless equipment

o	magnetic plastic technology used in computer data memory devices

o	fiber-optic lines and to color, polarize and polish glass

o	the creation of high temperature superconductors

o	catalytic converters for the automotive industry

We have not taken any core samples from the properties located in Australia. No further mineral property descriptions are available for public dissemination at this time.

Plan of Operation

If the merger with Thorium Power is not consummated, then it will be very difficult for us to effect our business plan. Major cash commitments in the next fiscal year are related to the funding of Thorium Power’s business, corporate administration and operations, and proposed exploration activities.

At June 30, 2006, our total assets were $16,589,832. Liabilities as of June 30, 2006 totaled $5,273,588. We had working capital surplus of $9,966,244 at June 30, 2006.

On May 4, 2006, we closed a $15,000,000 private placement (raised $15,580,431) for the purpose of acquiring, exploring and developing thorium and rare earth minerals properties as well as to assist us in connection with the planned acquisition of Thorium Power and the development of Thorium Power’s business.

While management expects these proceeds and our present working capital will meet our foreseeable needs for at least the next 12 months, we may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. If we need to obtain additional financing, that financing may not be available or we may not be able to obtain that financing on terms acceptable to us. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of our outstanding common stock.

In the next 12-24 months we expect to incur Research and Development expenses related to Thorium Power Inc,’s development of its patents for its proprietary nuclear fuel design.

Results of Operations - Fiscal Year Ended June 30, 2006 and 2005

Summary

The following table summarizes the results of our operations during the fiscal year ended June 30, 2006 and 2005 and provides information regarding the dollar and percentage increase or (decrease) from the 2006 fiscal year to the 2005 fiscal year.

Line Item	6/30/06	6/30/05	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$0	$0	$0%	0
Operating expenses	13,147,485	2,691,516	10,455,969	388
Other income (expense) - net	(197,050)	0	197,050	-
Net loss	13,344,535	2,691,516	10,653,019	396
Loss per common share	$.12	$.05	$.07%	140

Revenues

We did not generate any revenue during the fiscal year ended June 30, 2006 and we do not anticipate generating any revenue in the next 12 months from our present business segment or from the new business segment that we will aquire when we close the merger with Thorium Power.

Operating Expenses

Cash used for operating expenses totaled approximately $1,246,000, with the remaining amount attributable to expenses paid for by equity issuances.
Operating expenses increased $10,455,969 due primarily to:

•
Payroll expenses and related fringe benefits increased $116,436 due to the hiring of additional key management. We increased our payroll and related fringe benefits costs in our first fiscal quarter ended September 30, 2006, as we have hired an additional 6 employees.

•
Professional fees expense increased approximately $672,000 due primarily to legal fees incurred in connection with the upcoming merger with Thorium Power, Inc and financing activities. We anticipate that our legal fees will decrease once we are able to complete the merger with Thorium Power Inc., unless we engage in other financing or acquisition activities.

•
Travel, business development, and public relations expense increased $93,385. We anticipate that our travel, business development and public relations expense will increase as we continue to promote our business and seek other opportunities in the nuclear industry.

•	Consulting expense increased $3,466,600, which included costs associated with finance, geological work, government advocacy work, technical advisory board, and international advisory board.

•
Stock Based Compensation was $4,949,729, which included stock and stock option grants to our executive officers and advisory board members. Our implementation of SFAS No. 123R (a modification to the existing standard - SFAS No. 123) in 2006 (see notes to the financial statements), changed the way we account for Stock-Based Compensation in 2006, and required us to record expenses for equity instruments for which we would not have been required to report under SFAS No. 123.

•
We incurred a net impairment loss of $670,544 on the mineral property acquisition costs, as we wrote off the entire amounts expended to acquire the rights to mine properties in Alabama and Australia. This impairment was based on management's assessment of future projected undiscounted and discounted cash flows from the properties.

•	Mineral exploration costs increased $394,516 due to our exploration activities in our mining operations.

•	Director and officer liability insurance expense increased $91,506 due to liability insurance related to the merger agreement

Other income (expense)

Changes in Fair Value of Warrants:

•
We recorded a warrant liability in the amount of $3,678,278 for the fair value of warrants accruing under a Registration Rights Agreement entered into on May 4, 2006 (see Item 7 of Part II, “Financial Statements—Note 9(ii) —Share Capital”). The change in the fair value of the warrants, from May 4, 2006 to June 30, 2006 was a loss recorded of $139,220.

Interest and Dividend income increased $80,571 for the year ended June 30, 2006. This increase is due to the increase in our cash balances, due to the 3 private placements that we completed during our fiscal year.

Legal Settlement expense increased $146,445 due the settlement of one lawsuit.

Research and Development Activities

In the next 12-24 months we expect in incur Research and Development expenses related to Thorium Power Inc,’s development of its patents for its proprietary nuclear fuel design.

Cash Flows - Fiscal Year Ended June 30, 2006 and 2005

Cash Flows

We used $1,246,314 in cash from our operating activities during the year ended June 30, 2006 as compared to $7,079 used in the prior year. The difference of $1,239,235 which is attributable to the following factors:

•	Increased overhead expenses attributable to the addition of key management and staff.

•
Payroll expenses and related fringe benefits increased $116,436 due to the hiring of additional key management and staff. We increased our payroll and related fringe benefits costs in our first fiscal quarter ended September 30, 2006, as we have hired an additional 6 employees.

•
Professional fees expense increased $672,000 due primarily to legal fees incurred in connection with the upcoming merger with Thorium Power, Inc and financing activities. We anticipate that our legal fees will decrease once we are able to complete the merger with Thorium Power Inc., unless we engage in other financing or acquisition activities.

•
Travel, business development, and public relations expense increased $93,385. We anticipate that our travel, business development and public relations expense will increase as we continue to promote our business and seek other opportunities in the Nuclear Industry.

•	Other general and administrative expenses increased $358,000 which consisted primarily of insurance expense, other office expenses which were offset by a payable due to Thorium Power Inc.

We used $1,350,000 in cash from our investing activities during the year ended June 30, 2006 as compared to $0 used in the prior year. This increase is due to our investment in Thorium Power Inc. (see Item 7 of Part II, “Financial Statements—Note 5 —Investment/Due to Thorium Power Inc.”)

We received $17,026,919 from financing activities during the year ended June 30, 2006 as compared to $7,881 during the prior year. This increase is due primarily to an increase in sales of our securities through private placements. (see Item 7 of Part II, “Financial Statements—Note 9(i) (g), Note 9(i) (t) and Note 9 (ii)—Share Capital”)

For further information on the cumulative cash flows from June 28, 1999 (Inception) to June 30, 2006 see Item 7 of Part II, “Financial Statements”, Consolidated Statements of Cash Flows”.

Liquidity and Capital Resources

At June 30, 2006, our total assets were $16,589,832. Liabilities as of June 30, 2006 totaled $5,273,588. We had working capital surplus of $9,966,244 at June 30, 2006.

On May 4, 2006, we closed a $15,000,000 private placement (raised $15,580,431) for the purpose of acquiring, exploring and developing Thorium and rare earth minerals properties as well as to assist us in connection with the planned acquisition of Thorium Power and the development of Thorium Power’s business.

While management expects these proceeds will meet our foreseeable needs for at least the next 12 months, we may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. If we need to obtain additional financing, that financing may not be available or we may not be able to obtain that financing on terms acceptable to us. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of our outstanding common stock.

Major cash commitments in the next fiscal year are related to the funding of Thorium Power’s business, corporate administration and operations, and proposed exploration activities.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Seasonality

Our business has not been subject to any material seasonal variations in operations, although this may change in the future.

Inflation

As a development stage company, our business, revenues and operating results have not been affected in any material way by inflation. If and when it begins marketing thorium and other minerals, management expects its business will be affected by inflation and commodity price volatility.

Critical Accounting Policies

The Securities and Exchange Commission issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" suggesting that companies provide additional disclosure and commentary on their most critical accounting policies. In Financial Reporting Release No. 60, the Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the following significant policies as critical to the understanding of its financial statements.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make a variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements.

Our management expects to make judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increase, these judgments become even more subjective and complex. Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from these estimates. Changes in estimates and assumptions based upon actual results may have a material impact on our results of operation and/or financial condition. We have identified certain accounting policies that we believe are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in its Annual Report on Form 10-KSB.

Mineral Property Exploration and Acquisition Costs
      Costs of acquiring property concessions and exploration costs will be capitalized by project area when a production decision is made in respect to the project and we are reasonably assured that it will receive regulatory approval to permit mining operations. Costs to maintain the property concessions and leases are expensed as incurred. When a property concession reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves. To date no property concessions have reached production stage.

Property concessions will be periodically assessed for impairment of value and any diminution in value is charged to operations at the time of impairment. Should a property concession be abandoned, its capitalized costs will be charged to operations. Our charges to operations the allocable portion of capitalized costs attributable to property concessions sold. Capitalized costs will be allocated to property concessions abandoned or sold based on the proportion of claims abandoned or sold to the claims remaining within the project area.

Deferred tax assets and liabilities

We will recognize the expected future tax benefit from deferred tax assets when the tax benefit is considered to be more likely than not of being realized. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows and the application of existing tax laws in each jurisdiction. To the extent that future cash flows and taxable income differ significantly from estimates, our ability to realize deferred tax assets could be impacted. Additionally, future changes in tax laws in the jurisdictions in which we operate could limit our ability to obtain the future tax benefits.

Property and equipment

Property and equipment are stated at cost. Depreciation is provided using the straight-line or accelerated methods over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation are five to seven years for equipment, and 39 years for buildings.

We evaluate the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. We determine impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

Accounting for Stock Based Compensation, Stock Options and Warrants Granted to Employees and Nonemployees

We currently report stock issued to employees under the rules of SFAS No. 123R.

The options were valued using the Black-Scholes option pricing model. The assumptions used were as follows: volatility of 279% to 284%, a risk-free interest rate of 4.30% to 4.35% and an exercise term of five years.

Environmental Matters

When it is probable that costs associated with environmental remediation obligations will be incurred and they are reasonably estimable, we will accrue such costs at the most likely estimate. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study for such facility and are charged to provisions for closed operations and environmental matters. We periodically review our accrued liabilities for such remediation costs as evidence becomes available indicating that its remediation liability has potentially changed. Costs of future expenditures for environmental remediation are not discounted to their present value unless subject to a contractually obligated fixed payment schedule. Such costs are based on our current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations. Recoveries of environmental remediation costs from other parties will be recorded as assets when their receipt is deemed probable.

Future remediation costs for inactive mines will be accrued based on management’s best estimate at the end of each period of the undiscounted costs expected to be incurred. Such costs estimates include, where applicable, ongoing care, maintenance and monitoring costs. Changes in estimates are reflected in earnings in the period an estimate is revised.

Accounting for reclamation and remediation obligations requires management to make estimates unique to each mining operation of the future costs we will incur to complete the reclamation and remediation work required to comply with existing laws and regulations. Actual costs incurred in future periods could differ from amounts estimated. Additionally, future changes to environmental laws and regulations could increase the extent of reclamation and remediation work required. Any such increases in future costs could materially impact the amounts charged to earnings. At March 31, 2005 and the years ended June 30,2006 and 2005, we had no accrual for reclamation and remediation obligations because management cannot make a reasonable estimate. Any reclamation or remediation costs related to abandoned concessions has been previously expensed.

Item 7. FINANCIAL STATEMENTS.

See the index to our financial statements and our financial statements following the Signature Page and Certifications at the end of this Annual Report on Form 10-KSB.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements regarding accounting and financial disclosure matters with our independent certified public accountants.

Item 8A. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report on Form 10-KSB. This evaluation was carried out under the supervision and with the participation of our management, including Seth Grae, our President and Chief Executive Officer, and Larry Goldman, our acting Chief Financial Officer. Based upon that evaluation, management concluded that the our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to management (including the chief executive officer and chief financial officer) to allow timely decisions regarding required disclosure and that our disclosure controls and procedures are effective to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal year covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive and acting Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

PART III

Item 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

Set forth below are the names of our current directors, officers and significant employees, their ages, all positions and offices that they hold with us, the period during which they have served as such, and their business experience during at least the last five years.

SETH GRAE. Mr. Grae, age 43, was named the Chief Executive Officer and President of Novastar on March 17, 2006, and effective April 2, 2006, became a director of Novastar.

Mr. Grae is the President, the Chief Executive Officer and a director of Thorium Power. Mr. Grae has played an active role in all business activities of Thorium Power since its inception in 1992. Mr. Grae led the efforts that resulted in Thorium Power’s project at the Kurchatov Institute becoming one of the first grant recipients from the United States Department of Energy (“DOE”) for nuclear non-proliferation-related work in Russia. He is a member of the board of directors of the Bulletin of the Atomic Scientists and has served as co-chair of the American Bar Association’s Committee on Arms Control and Disarmament. As a former member of the board of directors of the Lawyers Alliance for World Security, Mr. Grae helped advise on the drafting of nuclear export control regulations in China and Belarus, and he participated in consultations with the government of India on nuclear power and weapons. On a pro bono basis, he represented refuseniks, who were nuclear scientists, in securing exit visas from the Soviet Union. Mr. Grae obtained his B.A. from Brandeis University cum laude, J.D. from American University, LL.M. in International Law with honors from Georgetown University and M.B.A. from Georgetown University. He has been admitted to the bars of New York, Connecticut, and Florida (all now inactive).

THOMAS GRAHAM, JR. Ambassador Graham, age 72, became a director of Novastar on April 2, 2006, and chairman of the board of directors on April 4, 2006.

Ambassador Graham is one of the world’s leading experts in nuclear non-proliferation. He is Chairman of the Board of the Cypress Fund for Peace and Security. Ambassador Graham has served as a senior U.S. diplomat involved in the negotiation of every major international arms control and non-proliferation agreement for the past 35 years, including the Strategic Arms Limitations Talks (SALT), Strategic Arms Reduction Talks (START Treaties), Anti-Ballistic Missile (ABM) Treaty, Intermediate Nuclear Forces (INF) Treaty, Nuclear Non-Proliferation Treaty (NPT), Conventional Armed Forces in Europe (CFE) Treaty and Comprehensive Test Ban Treaty (CTBT). In 1993, Ambassador Graham served as the Acting Director of the U.S. Arms Control and Disarmament Agency (ACDA), and for seven months in 1994 served as the Acting Deputy Director. From 1994 through 1997, he served as the Special Representative of the President of the United States for Arms Control, Non-Proliferation and Disarmament, and in this capacity successfully led U.S. government efforts to achieve the permanent extension of the NPT. He also served for 15 years as the general counsel of ACDA. Ambassador Graham worked on the negotiation of the Chemical Weapon Convention and the Biological Weapons Convention. He drafted the implementing legislation for the Biological Weapons Convention and managed the Senate approval of the ratification of the Geneva Protocol banning the use in war of chemical and biological weapons. He is also Chairman of the Board of Mexco Energy Corporation, an oil and gas exploration company listed on the American Stock Exchange (stock ticker symbol MXC). Ambassador Graham received an A.B. in 1955 from Princeton and a J.D. in 1961 from Harvard University. He is a member of the Kentucky, the District of Columbia and the New York Bars and is a member of the Council on Foreign Relations. He chaired the Committee on Arms Control and Disarmament of the American Bar Association from 1986-1994. Ambassador Graham received the Trainor Award for Distinction in Diplomacy from Georgetown University in 1995.

CORNELIUS J. MILMOE. Mr. Milmoe, age 59, became a director of Novastar on April 2, 2006 and he was appointed the Chief Operating Officer of Novastar on April 4, 2006.

Mr. Milmoe served as General Counsel for General Electric’s nuclear fuel business that provided nuclear fuel fabrication, software and design services to 50 nuclear reactors in the U.S., Europe, Japan, Mexico and Taiwan. At GE Nuclear Fuel, Mr. Milmoe led legal negotiations for all reactor reload contracts (valued at $30 to $300 million each), created a joint venture with Hitachi and Toshiba to build a $70 million modern fuel processing plant that reduced costs by 30% and environmental effluents by 90%, and created a marketing joint venture with ENUSA that led to GE Nuclear Fuel’s first fuel sales at plants in Germany and Finland. Since leaving GE in 2000, Mr. Milmoe has run his own consulting firm that has included GE as a major client, focusing on international energy transactions. Mr. Milmoe formed a project team to recover low enriched uranium for fuel fabrication from uranium concentrates at the Ulba Metallurgical plant in Kazakhstan. The DOE-supported project team included GE, Brookhaven National Laboratory, Massachusetts Institute of Technology, Kazatomprom and RWE Nukem. Mr. Milmoe’s other projects include construction of a copper-beryllium alloy processing plant in Kazakhstan, sourcing zirconium components in Russia for Western nuclear power plants and R&D agreements for advanced nuclear technologies. Mr. Milmoe’s firm has also received contracts to improve DOE reporting and management of all projects relating to the implementation of President Bush’s National Energy Policy and DOE’s international energy agreements, particularly science and technology agreements and nuclear non-proliferation agreements. Mr. Milmoe earned his B.A. from Colgate University in 1969 and earned his J.D. from Columbia University Law School and was admitted to the bar in 1974. From 1974 to 1980, Mr. Milmoe served as Staff Attorney and Special Assistant to the New York Public Service Commission. From 1980 to 1994, Mr. Milmoe served as a counsel in the following divisions of General Electric: GE Naval & Small Steam Turbines, GE Aircraft Engines, GE Government Services, GE Automated Systems, GE Aircraft Instruments, GE Armament Systems and GE Silicones.

VICTOR E. ALESSI. Dr. Alessi, age 66, became a director of Novastar on August 23, 2006.

Dr. Victor E. Alessi is President Emeritus of the United States Industry Coalition (“USIC”), an organization dedicated to facilitating the commercialization of technologies of the New Independent States (“NIS”) of the former Soviet Union through cooperation with its members. He has held such position since August 1, 2006; prior to becoming President Emeritus, Dr. Alessi held the positions of CEO and President of USIC since 1999. Previously, he was President of DynMeridian, a subsidiary of DynCorp, specializing in arms control, nonproliferation, and international security affairs. Before joining DynMeridian in early 1996, Dr. Alessi was the Executive Assistant to the Director, U.S. Arms Control and Disarmament Agency (“ACDA”). At ACDA he resolved inter-bureau disputes, and advised the Director on all arms control and nonproliferation issues. Dr. Alessi served as Director of the Office of Arms Control and Nonproliferation in the Department of Energy (“DOE”) prior to his work at ACDA, overseeing all DOE arms control and nonproliferation activities. As a senior DOE representative, Dr. Alessi participated in U.S. efforts that led to successful conclusion of the Intermediate Nuclear Forces (INF), Conventional Forces in Europe, Threshold Test Ban, Peaceful Nuclear Explosions, Open Skies, Strategic Arms Reductions Talks Treaties and the Chemical Weapons Convention. In this role, he was instrumental in implementing the U.S. unilateral nuclear initiative in 1991 and was a member of the U.S. delegation discussing nuclear disarmament with Russia and other states of the former Soviet Union. He was in charge of DOE’s support to the U.N. Special Commission on Iraq, to the Nunn-Lugar Initiative, and represented DOE in discussions on the Comprehensive Test Ban (“CTB”) with the other nuclear weapons states before the CTB negotiations began in Geneva in 1994. Dr. Alessi has been the U.S. board member to the International Science and Technology Center in Moscow since its founding. He is also the U.S. board member to the Science and Technology Center in Ukraine. Dr. Alessi is a 1963 graduate of Fordham University, where he also earned a licentiate in Philosophy (Ph.L.) in 1964. He studied nuclear physics at Georgetown University, receiving his M.S. in 1968 and Ph.D. in 1969.

LARRY GOLDMAN. Mr. Goldman, age 50, became the Treasurer and Acting Chief Financial Officer of Novastar on June 13, 2006.

Mr. Goldman is a certified public accountant with over 20 years of auditing, consulting and technical experience as a partner in a mid-size New York City based accounting firm, working with a wide variety of companies, assisting them in streamlining their operations and increasing profitability. Prior to joining Novastar, Mr. Goldman worked as the Chief Financial Officer, Treasurer and Vice President of Finance of WinWin Gaming, Inc. (OTCBB: WNWN), a multi-media developer and publisher of sports, lottery and other games. Prior to joining WinWin, in October 2004, Mr. Goldman was a partner at Livingston Wachtell & Co., LLP and had been with that firm for the past 19 years. Mr. Goldman is also an independent director and audit committee chairman of Winner Medical Group Inc. (OTCBB: WMDG.OB), a China based manufacturer of medical disposable products and surgical dressings. Mr. Goldman has extensive experience in both auditing and consulting with public companies, and has experience providing accounting and consulting services to the Asian marketplace, having audited several Chinese public companies.

ANDREY MUSHAKOV. Mr. Mushakov, age 29, became the Executive Vice President - International Nuclear Operations of Novastar on July 27, 2006.

Mr. Mushakov is Treasurer and Secretary of Thorium Power and has held these positions since April 2002 and July 2003 respectively. He is the primary liaison between Thorium Power and the Kurchatov Institute in Moscow. Mr. Mushakov has expertise in financial analysis, financial planning and budgeting, financial reporting and accounting, structuring business transactions, and government contract negotiations. In 2004, Mr. Mushakov led successful negotiations with officials from the National Nuclear Security Administration and Oak Ridge National Laboratory (ORNL) that resulted in signing of a $3.5 million government contract between ORNL and Kurchatov Institute for work relating to the Thorium Power's nuclear fuel development effort in Russia. His prior experience includes finance-related work in the banking and construction sectors. Mr. Mushakov has the following degrees: PhD in Economics from St. Petersburg State University of Economics and Finance (Russia), MS in Management with excellence (MBA equivalent) from Hult International Business School (formerly the Arthur D. Little School of Management), where he was enrolled as a recipient of the Russian President's Scholarship, and BS in Banking and Finance with honors from the Finance Academy of Russia.

There are no agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

Directors are elected until their successors are duly elected and qualified.

To the best of our knowledge, except as set forth herein, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC. None of the directors, director designees or executive officers to our knowledge has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement.

Committees and Board Meetings

We do not have a standing audit, nominating or compensation committee or any committee performing a similar function although we intend to form such committees in the near future.

Audit Committee and Audit Committee Financial Expert

We do not currently have an audit committee financial expert, nor do we have an audit committee. Our entire board of directors, which currently consists of Mr. Grae, Amb. Graham, Mr. Milmoe and Mr. Alessi, handles the functions that would otherwise be handled by an audit committee. We are currently looking to add an additional director to the board of directors to serve in the capacity of an audit committee financial expert, though no agreement has been reached with any possible candidate. Additionally, prior to retaining any such expert, our board would make a determination as to whether such person is independent.

Director Compensation

We currently have only one independent director, Vic Alessi. Mr. Alessi became a director of the Company on August 21, 2006. Pursuant to the Independent Director Contract between Mr. Alessi and the Company, Mr. Alessi receives $40,000 in cash per year for acting as a director of Novastar. In addition, Mr. Alessi was granted non-qualified options to purchase up to 500,000 shares of the common stock of the Company which shall vest with respect to 1/36 of the total number of shares on September 21, 2006; the remaining shares will subsequently vest 1/36 on the first day of each month thereafter until all options have vested

Except for Mr. Alessi, all of our current directors are also our officers and are compensated for the services that they provide to us in their capacity as officers. Other than Mr. Alessi, our current directors do not receive any additional compensation for the services they provide to us as directors. Directors are reimbursed for out of pocket expenses incurred as a result of their participation on our board.

We intend to compensate independent directors that are elected or appointed to our board in the future in a manner that is consistent with Mr. Alessi’s compensation as described above.

Family Relationships

There are no family relationships among our directors or officers.

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

Our Code of Business Conduct and Ethics as filed with the Securities and Exchange Commission is incorporated by reference as Exhibit 14.1 to our annual report on Form 10-KSB file with the Commission on November 25, 2005. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Novastar Resources Ltd., 8300 Greensboro Drive, Suite 800 McLean, Virginia 22102.

Compliance with Section 16(a) of the Securities Exchange Act

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

Based solely upon a review of the Forms 3, 4, and 5 furnished to us for the fiscal year ended June 30, 2006, we have determined that our directors, officers, and greater than 10% beneficial owners, except as provided below, complied with all applicable Section 16 filing requirements.

Thomas Graham, Jr. was late in filing a Form 3 and a transaction on Form 4. Sean Mulhearn was late in filing a Form 3. Chris Davis was late in filing a Form 3. Cornelius J. Milmoe was late in filing a Form 3. Charles Merchant was late in filing a Form 3 and a transaction on Form 4.

Item 10. EXECUTIVE COMPENSATION.

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our Chief Executive Officers, for services during the last three fiscal years in all capacities to us, our subsidiaries and predecessors. No executive officer received compensation of $100,000 or more in any of the last three fiscal years.

SUMMARY COMPENSATION TABLE

					LONG TERM COMPENSATION
		ANNUAL COMPENSATION			AWARDS		PAYOUTS
Name And Principal Position	Year	Salary(1) ($)	Bonus ($)	Other Annual Compensation ($) (4)	Restricted Stock Award(s) ($)	Securities Under-Lying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Paul Carter (1) Chief Executive Officer, President, Chairman and Director	2006	$0	$0	$0	$0	$0	$0	$0
	2005	$0	$0	$40,000	$0	$0	$0	$0
	2004	$0	$0	$0	$0	$0	$0	$0
Charles H. Merchant (2) Interim Chief Executive Officer and Chief Operating Officer	2006	$0	$0	$0	$127,500	$0	$0	$0
	2005	$0	$0	$0	$0	$0	$0	$0
	2004	$0	$0	$0	$0	$0	$0	$0
Seth Grae (3) Chief Executive Officer, President and Director	2006	$29,762	$0	$0	$4,150,000	$647,133	$0	$0
	2005	N/A	N/A	N/A	N/A	N/A	N/A	N/A
	2004	N/A	N/A	N/A	N/A	N/A	N/A	N/A

(1)	Mr. Carter served as Novastar’s Chief Executive Officer from 2002 until December 1, 2005.

(2)	Mr. Merchant served as Novastar’s interim Chief Executive Officer from December 1, 2005 until March 17, 2006.

(3)	Mr. Grae was named the Chief Executive Officer and President of Novastar on March 17, 2006, and effective April 2, 2006, became a director of Novastar.

(4)
The value of perquisites and other personal benefits, securities and property for the named executive officers that do not exceed the lesser of $1,000 or 10% of the total of the annual salary and bonus is not reported herein.

Bonuses and Deferred Compensation

Novastar has no retirement, pension or profit sharing program for the benefit of its directors, officers or other employees, but the board of directors may recommend one or more such programs for adoption in the future.

Options and Stock Appreciation Rights

OPTION GRANTS IN LAST FISCAL YEAR

Name	Number of Securities Underlying Options Granted (1)	% of Total Options Granted To Employees in the Fiscal Year	Exercise Price	Expiration Date
Paul Carter	0	N/A	N/A	N/A

Charles H. Merchant	0	N/A	N/A	N/A

Seth Grae	7,200,000	69%	$0.80	February 14, 2016

AGGREGATED NOVASTAR OPTION EXERCISES IN LAST FISCAL YEAR-END
AND FISCAL YEAR-END OPTION VALUES TABLE
The following table contains information concerning the number of shares acquired and value realized from the exercise of options by the named executive officers during fiscal 2006 and the number of unexercised options held by the named executive officers at June 30, 2006.

			Number of Shares of Common Stock Underlying Unexercised Options at Year End June 30, 2006		Value of Unexpected In-The-Money Options at Year End June 30, 2006 (1)
Name	Shares Acquired on Exercise	Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Paul Carter	0	N/A	N/A	N/A	N/A	N/A

Charles H. Merchant	0	N/A	N/A	N/A	N/A	N/A

Seth Grae	0	N/A	1,650,000	5,550,000	$0	$0
____________________
(1) Options are "in-the-money" if the market price of a share of common stock exceeds the exercise price of the option.

OPTION/SAR GRANTS

Effective February 14, 2006, Novastar adopted its 2006 Stock Plan. The 2006 Stock Plan provides for grants of restricted shares of common stock and grants of stock options. Under the terms of the 2006 Stock Plan, as amended on July 17, 2006, Novastar Resources may grant a maximum of 75 million shares of common stock, to consist of no more than 75 million shares issuable under incentive stock options and no more than 37.5 million restricted shares of common stock. The maximum number of restricted shares that may be granted to one individual in any fiscal year is five million shares, and the maximum number of options that may be granted to one individual in any fiscal year is eight million shares. Since adopting the 2006 Stock Plan, Novastar has granted to date a total of 19,225,000 options to its officers, directors and advisory board members.

Prior to the 2006 Stock Plan, the Novastar board of directors chose to make option or warrant awards to select officers, directors, consultants, or stockholder/investors in order to induce them to assist it in implementing its business model and to provide long term additional incentive. These options or warrants, as awarded, were not awarded pursuant to a plan but were specific individual awards with varying terms and conditions. In some instances, the board of directors reserved the right to cancel these awards for non-performance or other reasons, or established a vesting schedule pursuant to which the award is earned.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements
On February 14, 2006, Novastar and Seth Grae entered into an employment agreement whereby Mr. Grae became Chief Executive Officer and President of the Company. Pursuant to the employment agreement, Novastar has agreed to pay Mr. Grae an annual salary of $275,000 for performing the duties described in the employment agreement. In addition, Novastar issued to Mr. Grae pursuant to the agreement 5,000,000 shares of restricted stock and granted to Mr. Grae 7,200,000 non-qualified stock options, with a term of ten years at an exercise price of $0.795 per share. The options vest with respect to 6/48 of the total number of shares granted on August 14, 2006 and vest 1/48 on the first day of each month thereafter until all options have vested. The 5,000,000 shares of restricted stock vest immediately on issuance but 2,500,000 may not be directly or indirectly sold, transferred or otherwise disposed of for a period of one year and the remaining 2,500,000 for a period of two years, except for sales, transfers or other dispositions made to family members, for estate planning purposes, or pursuant to a qualified domestic relations order. The shares will also be subject to the provisions of Rule 144 promulgated under the Securities Act. Mr. Grae was named CEO of Novastar on March 17, 2006, though the agreement did not take effect until April 2, 2006, the date that Novastar obtained D&O liability insurance coverage, and the agreement terminates on April 2, 2011 the fifth anniversary of the date of the agreement.

       On June 5, 2006, the Company entered into a definitive employment agreement with Cornelius J. Milmoe, the Chief Operating Officer and a Director of the Company. Under the terms of the agreement, the Company agreed to pay Mr. Milmoe an annual salary of $200,000, as consideration for performance of his duties as Chief Operating Officer. Mr. Milmoe was paid an amount equal to a 75% pro rata share of his annual salary, as consideration for services already performed by him on behalf of the Company from April 3, 2006 through May 1, 2006. In addition, the Company has agreed (i) to issue to Mr. Milmoe, 75,000 (37,500 restricted) shares of the common stock the Company and (ii) to grant to Mr. Milmoe an incentive ten-year option for the purchase of 525,000 shares of the common stock the Company, at an exercise price of $0.465 per share. The initial term of the Mr. Milmoe’s employment agreement will be one year and but will automatically be extended for additional one-year periods unless terminated by either party in accordance with its terms and conditions.

Pursuant to a consulting agreement dated June 13, 2006, Larry Goldman became Novastar's Treasurer and Acting Chief Financial Officer. Mr. Goldman owns a total of 75,000 restricted shares of Novastar Common Stock, which were issued upon entry into the consulting agreement with Mr. Goldman. Mr. Goldman receives hourly compensation of $170.00 for services provided to Novastar, subject to a maximum of ten hours per day. The contract includes payment for a minimum of 40 hours per month. The contract can be terminated by Novastar at any time, but Novastar must provide at least 180 days advance written notice. Pursuant to the consulting agreement, Mr. Goldman was granted nonqualified options for the purchase of an additional 350,000 shares of Novastar common stock pursuant to Novastar's 2006 stock plan. Upon consummation of the merger, Mr. Goldman will own a total of 75,000 shares of Novastar common stock and options to purchase a total of 350,000 shares of Novastar common stock.

On July 27, 2006, Ambassador Graham entered into an employment and stock option agreement with Novastar. Under the employment agreement, Ambassador Graham acts as the Chairman and Secretary of Novastar. Pursuant to the employment agreement, Novastar has agreed to pay Ambassador Graham an annual salary of $130,000 for part-time employment of an average of three out of five business days per week or 24 hours of his business time per week. In addition, Novastar granted to Ambassador Graham non-qualified stock options for the purchase of 1,500,000 shares, with a term of ten years at an exercise price of $0.49 per share. The options vest in equal monthly installments over a three year period. Ambassador Graham owns a total of 40,025 shares of Thorium Power common stock and options to purchase 100,000 shares of Thorium Power common stock at an exercise price of $10 per share. Ambassador Graham owns 190,000 shares of Novastar common stock. Upon consummation of the merger, Ambassador Graham will own a total of 1,215,761 shares of Novastar common stock and he will own options to purchase 4,062,800 shares of Novastar common stock.

On July 27, 2006, Mr. Mushakov entered into an employment and stock option agreement with Novastar. Under the employment agreement, Mr. Mushakov was appointed as the Executive Vice President - International Nuclear Operations. Pursuant to the employment agreement, Novastar has agreed to pay Mr. Mushakov an annual salary of $160,000 for performing the duties described in the agreement. In addition, Novastar issued to Mr. Mushakov, pursuant to the agreement, 1,500,000 shares of restricted stock and granted Mr. Mushakov 2,250,000 non-qualified stock options with a term of ten years at an exercise price of $0.49 per share. On July 27, 2006, 234,375 options vested and the remaining 2,015,625 options will vest in equal monthly installments. The 1,500,000 shares of restricted stock vest immediately on issuance, but 750,000 may not be directly or indirectly sold, transferred or otherwise disposed of for a period of one year and the remaining 750,000 for a period of two years, except for sales, transfers or other dispositions made to family members for estate planning purposes or pursuant to a qualified domestic relations order. Mr. Mushakov owns options to purchase a total of 37,500 shares of Thorium Power common stock. Upon consummation of the merger, Mr. Mushakov will own 1,500,000 shares of Novastar common stock and 3,211,050 options to purchase shares of Novastar common stock.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of August 1, 2006 by:

o	each security holder known by us to be the beneficial owner of more than 5% of our outstanding common stock;

o	each current director;

o	each of our named executive officers listed in the table under the caption “Executive Compensation” and

o	all current directors and executive officers as a group.

Unless otherwise specified, the address of each of the persons set forth below is in care of Novastar Resources Ltd., 8300 Greensboro Drive, Suite 800, McLean, VA 22102.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(1	Percent of Common Stock(2)
Seth Grae	7,050,000	4.5%
Andrey Mushakov	1,828,125	1.2%
Thomas Graham, Jr.	273,333	*
Cornelius J. Milmoe	75,000	*
Larry Goldman	75,000	*
OTC Investments Ltd. 1710-1177 West Hastings Street Vancouver, BC V6E 2L3 Canada	15,000,000	9.6%
Directors and Officers as a Group (five people)	9,301,458	5.9%

____________________
* Less than 1%
(1) Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of Novastar common stock.
(2) A total of 156,411,474 shares of Novastar common stock are considered to be outstanding pursuant to Rule 13d-3(d)(1) under the Securities Exchange Act of 1934. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On December 1, 2005, the Company granted Chris Davis, the President of OTC Investments Ltd, which holds 9.6% of the outstanding shares of common stock of the Company, 2,000,000 shares of its common stock as compensation for certain consulting services. The fair market value of the shares on the date on which they were granted to Mr. Davis was $0.17 per share, for a total value of $340,000.

      See Item 7 of Part II, “Financial Statements—Notes 7(i)(b) and 7(i)(c) for information relating to transactions entered into with our prior Chief Executive Officer, Mr. Merchant.

Item 13. EXHIBITS.

The following exhibits are filed with this report, except those indicated as having previously been filed with the Securities and Exchange Commission and are incorporated by reference to another report, registration statement or form. As to any shareholder of record requesting a copy of this report, we will furnish any exhibit indicated in the list below as filed with this report upon payment to us of our expenses in furnishing the information.

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated by reference from Novastar’s Registration Statement on Form 10-SB filed on December 17, 1999).
3.2	By-laws (incorporated by reference from Novastar’s Current Report on Form 8-K filed on September 18, 2006).
4.1
2005 Compensation Plan for Outside Consultants of Custom Brand Networks, Inc. dated March 1, 2005 (incorporated by reference from Novastar’s Registration Statement on Form S-8 filed on March 10, 2005).

4.2
2005 Augmented Compensation Plan for Outside Consultants of Novastar Resources Ltd. dated August 15, 2005 (incorporated by reference from Novastar’s Registration Statement on Form S-8 filed on August 19, 2005).

4.3	2006 Stock Plan (incorporated by reference to Exhibit 10.1 of the current report of Novastar on Form 8-K filed February 21, 2006)
10.1
Consulting Agreement dated October 15, 2004 between Custom Branded Networks, Inc. and Walter Doyle (incorporated by reference from Novastar’s Registration Statement on Form S-8 filed on October 19, 2004).

10.2
Consulting Agreement dated October 15, 2004 between Custom Branded Networks, Inc. and Adam Harrison (incorporated by reference from Novastar’s Registration Statement on Form S-8 filed on October 19, 2004).

10.3
Consulting Agreement dated October 15, 2004 between Custom Branded Networks, Inc. and Tim Lelek (incorporated by reference from Novastar’s Registration Statement on Form S-8 filed on October 19, 2004).

10.4
Consulting Agreement dated October 15, 2004 between Custom Branded Networks, Inc. and Bruce Fearn (incorporated by reference from Novastar’s Registration Statement on Form S-8 filed on October 19, 2004).

10.5
Compensation Agreement dated October 15, 2004 between Custom Branded Networks, Inc. and Paul G. Carter (incorporated by reference from Novastar’s Registration Statement on Form S-8 filed on October 19, 2004).

10.6
Consulting Agreement dated January 24, 2005 between Custom Branded Networks, Inc. and Walter Doyle (incorporated by reference from Novastar’s Registration Statement on Form S-8 filed on January 27, 2005).

10.7
Consulting Agreement dated January 24, 2005 between Custom Branded Networks, Inc. and Sanjeev Pamnani (incorporated by reference from Novastar’s Registration Statement on Form S-8 filed on January 27, 2005).

10.8
Consulting Agreement dated January 24, 2005 between Custom Branded Networks, Inc. and Seth Shaw (incorporated by reference from Novastar’s Registration Statement on Form S-8 filed on January 27, 2005).

10.9
Assignment of Specific Mineral Rights dated September 14, 2005 between American Graphite Holdings and Novastar Resources Ltd. (incorporated by reference from Novastar’s Current Report on Form 8-K filed on October 11, 2005).

10.10
Amendment No. 1, dated March 5, 2006, to Assignment of Specific Mineral Rights between American Graphite Holdings and Novastar Resources Ltd. (incorporated by reference from Exhibit 10.10 of the initial filing of this Registration Statement on Form S-4 filed June 14, 2006).

10.11	Mining Acquisition Agreement dated September 30, 2005 between Walter Doyle and Novastar Resources Ltd. (incorporated by reference from Novastar’s Current Report on Form 8-K filed on October 11, 2005).
10.12
Amendment No. 1, dated March 5, 2006, to Mining Acquisition Agreement between Walter Doyle and Novastar Resources Ltd. (incorporated by reference from Exhibit 10.12 of the initial filing of this Registration Statement on Form S-4 filed June 14, 2006).

10.13
Agreement and Plan of Merger dated as of February 14, 2006, between Novastar Resources Ltd., TP Acquisition Corp. and Thorium Power Inc. (incorporated by reference from Novastar’s Current Report on Form 8-K filed on June 13, 2006).

10.14
Amendment No. 1, dated June 9, 2006, to Agreement and Plan of Merger between Novastar Resources Ltd., TP Acquisition Corp. and Thorium Power Inc. (incorporated by reference to Exhibit 10.1 of the current report of Novastar on Form 8-K filed June 13, 2006).

10.15	Employment Agreement, dated as of February 14, 2006, between Novastar and Seth Grae (incorporated by reference to Exhibit 10.2 of the current report of Novastar on Form 8-K filed February 21, 2006)
10.16	Stock Option Agreement, dated as of February 14, 2006, between Novastar and Seth Grae (incorporated by reference to Exhibit 10.3 of the current report of Novastar on Form 8-K filed February 21, 2006)
10.17
Subscription Agreement, dated as of February 14, 2006, between Novastar and Thorium Power (incorporated by reference to Exhibit 10.4 of the current report of Novastar on Form 8-K filed February 21, 2006)

10.18
Amended and Restated Consulting Agreement, dated February 6, 2006, between Novastar and Alan Gelband (incorporated by reference to Exhibit 10.5 of the current report of Novastar on Form 8-K filed February 21, 2006)

10.19
Form of Subscription Agreement between Novastar and the investors in the private placement closed on February 14, 2006 (incorporated by reference to Exhibit 10.6 of the current report of Novastar on Form 8-K filed February 21, 2006)

10.20
Assignment of Minerals Lease, dated December 31, 2005, between CM Properties and Novastar Resources Ltd. (incorporated by reference to Exhibit 10.1 of the current report of Novastar on Form 8-K filed January 10, 2006)

10.21
Amendment No. 1 to Assignment of Minerals Lease, dated March 5, 2006 between CM Properties and Novastar Resources Ltd. (incorporated by reference from Exhibit 10.21 of the initial filing of this Registration Statement on Form S-4 filed June 14, 2006).

10.22
Office Service Renewal Agreement, dated September 21, 2005, between Tysons Business Center, LLC and Thorium Power (incorporated by reference from Exhibit 10.22 of the initial filing of this Registration Statement on Form S-4 filed June 14, 2006).

10.23
Sublease Agreement, dated May 28, 2004, between Thorium Power and Carmen & Muss, P.L.L.C. (incorporated by reference from Exhibit 10.23 of the initial filing of this Registration Statement on Form S-4 filed June 14, 2006).

10.24
Office Building Lease, dated August 14, 2001, between Washington Real Estate Investment Trust and Thorium Power (incorporated by reference from Exhibit 10.24 of the initial filing of this Registration Statement on Form S-4 filed June 14, 2006).

10.25
Teaming Agreement dated February 22, 2006 between The University of Texas System, The University of Texas of the Permian Basin, The University of Texas at Austin, The University of Texas at Arlington, The University of Texas at Dallas, The University of Texas at El Paso, The City of Andrews, Texas, Andrews County, Texas, the Midland Development Corporation, the Odessa Development Corporation, Thorium Power and General Atomics (incorporated by reference from Exhibit 10.25 of the initial filing of this Registration Statement on Form S-4 filed June 14, 2006).

10.26
Amendment No. 1 to Amended and Restated Consulting Agreement, dated June 12, 2006, among Novastar Resources, Ltd., Alan Gelband and Alan Gelband Company, Inc. (incorporated by reference to Exhibit 10.1 of the current report of Novastar on Form 8-K filed June 13, 2006).

10.27
Employment Agreement, dated June 6, 2006, between Novastar Resources, Ltd. and Cornelius J. Milmoe (incorporated by reference to Exhibit 10.1 of the current report of Novastar on Form 8-K filed June 13, 2006).

10.28
Stock Option Agreement, dated June 6, 2006, between Novastar Resources, Ltd. and Cornelius J. Milmoe (incorporated by reference to Exhibit 10.1 of the current report of Novastar on Form 8-K filed June 13, 2006).

10.29
Consulting Agreement, dated June 12, 2006, between Novastar Resources, Ltd. and Larry Goldman (incorporated by reference to Exhibit 10.1 of the current report of Novastar on Form 8-K filed June 13, 2006).

10.30
Stock Option Agreement, dated June 12, 2006, between Novastar Resources, Ltd. and Larry Goldman (incorporated by reference to Exhibit 10.1 of the current report of Novastar on Form 8-K filed June 13, 2006).

10.31
Office Service Agreement, dated April 19, 2006, between Tysons Business Center LLC and Novastar Resources Ltd. (incorporated by reference from Exhibit 10.31 of the initial filing of this Registration Statement on Form S-4 filed June 14, 2006).

10.32
Employment Agreement, dated July 27, 2006, between Novastar Resources, Ltd. and Andrey Mushakov (incorporated by reference to Exhibit 10.1 of the current report of Novastar on Form 8-K filed August 4, 2006).

10.33
Stock Option Agreement, dated July 27, 2006, between Novastar Resources, Ltd. and Andrey Mushakov (incorporated by reference to Exhibit 10.2 of the current report of Novastar on Form 8-K filed August 4, 2006).

10.34
Employment Agreement, dated July 27, 2006, between Novastar Resources, Ltd. and Thomas Graham, Jr. (incorporated by reference to Exhibit 10.3 of the current report of Novastar on Form 8-K filed August 4, 2006).

10.35
Stock Option Agreement, dated July 27, 2006, between Novastar Resources, Ltd. and Thomas Graham, Jr. (incorporated by reference to Exhibit 10.4 of the current report of Novastar on Form 8-K filed August 4, 2006).

10.36
Amendment No. 2, dated August 8, 2006, to Agreement and Plan of Merger between Novastar Resources Ltd., TP Acquisition Corp. and Thorium Power Inc. (incorporated by reference to Exhibit 10.1 of the current report of Novastar on Form 8-K filed August 9, 2006).

10.37
Independent Director Contract, dated August 21, 2006, between Novastar Resources, Ltd. and Victor Alessi (incorporated by reference to Exhibit 10.1 of the current report of Novastar on Form 8-K filed August 25, 2006).

10.38
Stock Option Agreement, dated August 21, 2006, between Novastar Resources, Ltd. and Victor Alessi (incorporated by reference to Exhibit 10.2 of the current report of Novastar on Form 8-K filed August 25, 2006).

14.1	Code of Ethics (incorporated by reference from Novastar’s Annual Report on Form 10-KSB filed on November 25, 2005).
16.1	Letter from Morgan and Company dated September 14, 2005 regarding change in independent accountant (incorporated by reference from Novastar’s Current Report on Form 8-K filed on October 11, 2005).
23.1*	Consent of Telford Sadovnick, P.L.L.C.
31.1*	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification - Principal Accounting Officer
32*	Section 1350 Certifications

* Filed herewith

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory engagements for those fiscal years were:

2006 - $28,500

2005 - $10,000

Audit - Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported in the preceding paragraph:

2006 - $0
2005 - $0

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2006 - $0
2005 - $0

All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2006 - $0
2005 - $0

Pre-Approval Policies and Procedures

In September 2006, our Board of Directors adopted a resolution in accordance with the Sarbanes-Oxley Act of 2002 requiring pre-approval of all auditing services and all audit related, tax or other services not prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended, to be performed for the Corporation by its auditor, Telford Sadovnick P.L.L.C., subject to the de minimus exception described in Section 10A(i)(1)(B) of the Exchange Act.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: September 27, 2006

NOVASTAR RESOURCES LTD.

/s/ Seth Grae
By:
Seth Grae
Chief Executive Officer,
President and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE
/s/ Seth Grae Seth Grae	Chief Executive Officer, President and Director (Principal Executive Officer)
/s/ Larry Goldman Larry Goldman	Acting Chief Financial Officer and Treasurer (Principal Financial Officer)
/s/ Thomas Graham, Jr. Thomas Graham, Jr.	Director
/s/ Cornelius J. Milmoe Cornelius J. Milmoe	Director
/s/ Victor Alessi Victor Alessi	Director

AUDITED FINANCIAL STATEMENTS

NOVASTAR RESOURCES LTD
(A Development Stage Company)

JUNE 30, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Novastar Resources Ltd.
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Novastar Resources Ltd. (the “Company”) (an Exploration Stage Company) as at June 30, 2006 and 2005, the related consolidated statements of operations and cash flows for the years then ended and for the cumulative period from June 28, 1999 (inception) to June 30, 2006 and the related consolidated stockholders’ deficiency for the cumulative period from June 28, 1999 (inception) to June 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the Company’s cumulative data from June 28, 1999 (inception) to June 30, 2004 in the consolidated statements of operations, stockholders’ deficiency and cash flows, which were audited by other auditors whose report, dated September 27, 2004, which expressed an unqualified opinion, has been furnished to us. Our opinion, insofar as it relates to the amounts included for cumulative data from June 28, 1999 (inception) to June 30, 2004, is based solely on the report of the other auditors
.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Novastar Resources Ltd. (an Exploration Stage Company) as at June 30, 2006 and 2005 and the results of its operations and its cash flows for the years then ended, and for the period from June 28, 1999 (inception) to June 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ TELFORD SADOVNICK, P.L.L.C.
CERTIFIED PUBLIC ACCOUNTANTS

Bellingham, Washington
September 20, 2006

NOVASTAR RESOURCES LTD.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	June 30
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$14,431,407	$802
Prepaid expenses and other current assets	808,425	-
Total current assets	15,239,832	802

Investment - Thorium Power Inc.	1,350,000	-

Total assets	$16,589,832	$802

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities:
Accounts payable	$463,354	$121,438
Accrued liabilities	103,541	103,542
Due to related parties	128,675	-
Due to Thorium Power Inc.	264,740	-
Warrant Liability - Note 9(ii)	3,678,278	-
Accrued payroll tax liability	635,000	-
Total Current Liabilities	5,273,588	224,980

Total Liabilities	5,273,588	224,980

Commitments - Note 13

Common Stock With Registration Rights - Note 9(ii):
Common Stock subject to continuing registration, $0.001 par value, 36,659,837 shares issued and outstanding at June 30, 2006 (2005 - 0 shares)	12,041,373	-

STOCKHOLDERS’ DEFICIENCY

Preferred stock, $0.001 par value; 50,000,000 authorized shares; no shares issued and outstanding	-	-
Voting Common stock, $0.001 par value; 250,000,000 authorized shares; 118,101,637 shares issued and outstanding ( 2005 - 86,072,532)	118,101	86,073
Additional paid-in capital	14,913,153	4,328,081
Deferred Stock Compensation	(83,328)	(499,967)
Common Stock and Warrants Reserved for Future Issuance	1,807,445	-
Accumulated Deficit	(17,482,900)	(4,138,365)
Accumulated Other Comprehensive Income	2,400	-

Total Stockholders’ Deficiency	(725,129)	(224,178)

Total Liabilities and Stockholders’ Deficiency	$16,589,832	$802

The accompanying notes are an integral part of these consolidated financial statements

NOVASTAR RESOURCES LTD.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended		Cumulative Period from June 28, 1999 (Inception) to
	June 30		June 30
	2006	2005	2006
Revenue	$-	$-	$184,162

Operating Expenses
Consulting	5,770,133	2,303,533	8,268,046
Forgiveness of debt	-	(169,818)	(169,818)
General and administrative	1,362,563	114,988	2,714,493
Impairment loss - equipment	-	-	12,445
Impairment loss - Mineral property acquisition costs	670,544	-	720,544
Interest attributable to beneficial conversion feature for notes payable	-	442,813	580,057
Mineral property exploration expenses	394,516	-	394,516
Stock-based compensation	4,949,729	-	4,949,729
	13,147,485	2,691,516	17,470,012

Operating Loss	(13,147,485)	(2,691,516)	(17,285,850)

Other Income and Expenses
Dividend income	8,136	-	8,136
Interest income	72,435	-	72,435
Legal Settlement	(146,445)	-	(146,445)
Loss on fair value of warrant derivatives	(139,220)	-	(139,220)
Other income	8,044	-	8,044

Net Loss	$(13,344,535)	$(2,691,516)	$(17,482,900)

Net Loss Per Common Share, Basic and diluted	$(0.12)	$(0.05)

Weighted Average Number Of Common Shares
Outstanding	111,913,155	57,188,970

The accompanying notes are an integral part of these consolidated financial statements.

NOVASTAR RESOURCES LTD.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended		Cumulative Period from June 28, 1999 (Inception) to
	June 30		June 30
	2006	2005	2006
Operating Activities
Loss for the year	$(13,344,535)	$(2,691,516)	$(17,482,900)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Shares issued for other than cash for payment of expences	10,686,652	2,339,533	13,071,185
Loss on fair value of warrant liability	139,220	-	139,220
Interest attributable to beneficial conversion feature
for notes payable	-	442,813	580,057
Amortization of equipment	-	774	3,813
Impairment loss - mineral property acquisition costs	670,544	-	670,544
Forgiveness of debt	-	(169,818)	(169,818)
Impairment loss - equipment	-	-	12,445
Unrealized gain on investment	2,400	-	2,400
Changes in non-cash operating working capital items:
Prepaid expenses and other current liabilities	(808,425)	-	(808,425)
Accounts payable and accrued liabilities	379,415	71,135	859,454
Due to related party	128,675	-	42,756
Due to Thorium Power Inc.	264,740	-	264,740
Accrued payroll tax liability	635,000	-	635,000
Net Cash (Used In) Operating Activities	(1,246,314)	(7,079)	(2,179,529)

Investing Activities
Purchase of equipment	-	-	(1,808)
Acquisition of long-term investment	(1,350,000)	-	(1,350,000)
Net Cash (Used In) Investing Activities	(1,350,000)	-	(1,351,808)

Financing Activities
Proceeds from loan payable to shareholder	-	-	16,097
Issue of common shares	1,846,488	-	1,865,438
Net proceeds from issuance of common stock with registration rights	15,580,431	-	15,580,431
Cash paid for redemption of shares	(400,000)	-	(400,000)
Advances on notes payable	-	7,881	900,000
Cash acquired on acquisition of subsidiary	-	-	778
Net Cash Provided By Financing Activities	17,026,919	7,881	17,962,744

Net Increase In Cash and Cash Equivalents	14,430,605	802	14,431,407

Cash and Cash Equivalents, Beginning Of Period	802	-	-

Cash and Cash Equivalents, End Of Period	$14,431,407	$802	$14,431,407

Supplemental Disclosure of Cash Flow Information
Cash paid during the year:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
Other (Note 12)

The accompanying notes are an integral part of these consolidated financial statements

NOVASTAR RESOURCES LTD.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
PERIOD FROM JUNE 28, 1999 (INCEPTION) TO JUNE 30, 2006

	Common Stock		Additional Paid-in	Deferred	Common Stock and Warrants Reserved for Future	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Compensation	Issuance	Deficit	Income	Total

Issuance of shares to founders	3,465	$3	$18,947	$-	$-	$-	$-	$18,950
Net loss for the period	-	-	-	-	-	(159,909)	-	(159,909)

Balance, June 30, 2000	3,465	3	18,947	-	-	(159,909)	-	(140,959)

Repurchase of common stock by consideration of forgiveness of loan payable to shareholder	(1,445)	(1)	16,098	-	-	-	-	16,097
	2,020	2	35,045	-	-	(159,909)	-	(124,862)
Adjustment to number of shares issued and outstanding as a result of the reverse take-over transaction -
Custom Branded Networks, Inc.	(2,020)	(2)	2	-	-	-	-	-
Aquistar Ventures (USA) Inc.	15,463,008	15,463	(15,463)	-	-	-	-	-
	15,463,008	15,463	19,584	-	-	(159,909)	-	(124,862)
Shares allotted in connection with the acquisition of Custom Branded Networks, Inc.	25,000,000	25,000	(9,772)	-	-	-	-	15,228
Less: Allotted and not yet issued	(8,090,476)	(8,090)	8,090	-	-	-	-	-
Common stock conversion rights	-	-	421,214	-	-	-	-	421,214
Net loss for the year	-	-	-	-	-	(723,239)	-	(723,239)

Balance, June 30, 2001	32,372,532	32,373	439,116	-	-	(883,148)	-	(411,659)

NOVASTAR RESOURCES LTD.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (Continued)
PERIOD FROM JUNE 28, 1999 (INCEPTION) TO JUNE 30, 2006

	Common Stock		Additional Paid-in	Deferred	Common Stock and Warrants Reserved for Future	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Compensation	Issuance	Deficit	Income	Total

Balance, June 30, 2001	32,372,532	$32,373	$439,116	$-	$-	$(883,148)	$-	$(411,659)

Additional shares issued in connection with the acquisition of Custom Branded Networks, Inc.	1,500,000	1,500	(1,500)	-	-	-	-	-
Common stock conversion rights	-	-	109,748	-	-	-	-	109,748
Net loss for the year	-	-	-	-	-	(326,038)	-	(326,038)

Balance, June 30, 2002	33,872,532	33,873	547,364	-	-	(1,209,186)	-	(627,949)

Issue of common stock for deferred compensation expense	4,500,000	4,500	40,500	(45,000)	-	-	-	-
Amortization of deferred compensation	-	-	-	22,500	-	-	-	22,500
Common stock conversion rights	-	-	45,116	-	-	-	-	45,116
Net loss for the year	-	-	-	-	-	(142,233)	-	(142,233)

Balance, June 30, 2003	38,372,532	38,373	632,980	(22,500)	-	(1,351,419)	-	(702,566)

Amortization of deferred compensation	-	-	-	22,500	-	-	-	22,500
Common stock conversion rights	-	-	3,301	-	-	-	-	3,301
Net loss for the year	-	-	-	-	-	(95,430)	-	(95,430)

Balance, June 30, 2004	38,372,532	38,373	636,281	-	-	(1,446,849)	-	(772,195)

Issue of common stock for services	14,800,000	14,800	901,200	-	-	-	-	916,000
Issue of common stock for convertible notes	20,000,000	20,000	484,166	-	-	-	-	504,166
Issue of warrants for convertible notes	-	-	495,834	-	-	-	-	495,834
Issue of common stock for services	11,600,000	11,600	1,583,900	(598,000)	-	-	-	997,500
Issue of common stock for services	1,300,000	1,300	226,700	-	-	-	-	228,000
Amortization of deferred compensation	-	-	-	98,033	-	-	-	98,033
Net loss for the year	-	-	-	-	-	(2,691,516)	-	(2,691,516)

Balance, June 30, 2005	86,072,532	86,073	4,328,081	(499,967)	-	(4,138,365)	-	(224,178)

NOVASTAR RESOURCES LTD.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (Continued)
PERIOD FROM JUNE 28, 1999 (INCEPTION) TO JUNE 30, 2006

	Common Stock		Additional Paid-in	Deferred	Common Stock and Warrants Reserved for Future	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Compensation	Issuance	Deficit	Income	Total

Balance, June 30, 2005	86,072,532	$86,073	$4,328,081	$(499,967)	$-	$(4,138,365)	$-	$(224,178)

Issuance of common stock for services	17,610,776	17,611	3,679,269	-	-	-	-	3,696,880
Issuance of common stock for settlement of debt	249,999	250	29,681	-	-	-	-	29,931
Issuance of warrants for settlement of debt	-	-	7,569	-	-	-	-	7,569
Issuance of common stock for property acquisition	6,000,000	6,000	1,604,000	-	-	-	-	1,610,000
Stock based compensation - employment agreement	5,000,000	5,000	4,145,000	-	-	-	-	4,150,000
Private placement for issuance of common stock	44,828,167	44,827	13,494,852	-	-	-	-	13,539,679
Reallocation of proceeds from sales of common stock with registration rights	(36,659,837)	(36,660)	(12,004,713)	-	-	-	-	(12,041,373)
Warrants issued pursuant to private placement	-	-	348,185	-	-	-	-	348,185
Issuance of stock as compensation for warrants cancelled by shareholder	15,000,000	15,000	1,739,166	-	-	-	-	1,754,166
Amortization of deferred compensation	-	-	-	499,967	-	-	-	499,967
Deferred compensation	-	-	-	(83,328)	-	-	-	(83,328)
Repurchase of issued stock	(5,000,000)	(5,000)	(1,445,000)	-	-	-	-	(1,450,000)
Stock returned to treasury	(15,000,000)	(15,000)	(1,739,166)	-	-	-	-	(1,754,166)
Stock reserved for future issuance	-	-	-	-	1,690,700	-	-	1,690,700
Stock based compensation - stock reserved for future issuance	-	-	-	-	73,500	-	-	73,500
Warrants reserved for future issuance	-	-	-	-	43,245	-	-	43,245
Stock-based compensation - options	-	-	726,229	-	-	-	-	726,229
Other comprehensive income	-	-	-	-	-	-	2,400	2,400
Net loss for the year	-	-	-	-	-	(13,344,535)	-	(13,344,535)

Balance, June 30, 2006	118,101,637	$118,101	$14,913,153	$(83,328)	$1,807,445	$(17,482,900)	$2,400	$(725,129)

NOVASTAR RESOURCES LTD.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (Continued)
PERIOD FROM JUNE 28, 1999 (INCEPTION) TO JUNE 30, 2006

	Common Stock		Additional Paid-in	Deferred	Common Stock and Warrants Reserved for Future	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Compensation	Issuance	Deficit	Income	Total

Deficit accumulated during the development stage						$(1,351,419)
Deficit accumulated during the exploration stage						(16,131,481)

Balance, June 30, 2006						$(17,482,900)

The accompanying notes are an integral part of these consolidated financial statements

NOVASTAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

1.	NATURE OF OPERATIONS

Novastar Resources Ltd. (the “Company”) (formerly Aquistar Ventures (USA) Inc. and Custom Branded Networks, Inc.), incorporated in the state of Nevada on June 28, 1999, was previously engaged in the business of providing turnkey private label internet services to organizations throughout the domestic United States and Canada.

On February 2, 2001, Aquistar Ventures (USA) Inc. ("Aquistar") acquired 100% of the issued and outstanding shares of Custom Branded Networks, Inc. ("Custom Branded") by allotting 25,000,000 common shares. Since the transaction resulted in the former shareholders of Custom Branded owning the majority of the issued shares of Aquistar, the transaction, which is referred to as a "reverse take-over", has been treated for accounting purposes as an acquisition by Custom Branded of the net assets and liabilities of Aquistar. Under this purchase method of accounting, the results of operations of Aquistar are included in these financial statements from February 2, 2001. Control of the net assets of Aquistar was acquired for the total consideration of $15,228 representing the fair value of the assets of Aquistar. Custom Branded was deemed to be the purchaser for accounting purposes. Accordingly, its net assets were included in the balance sheet at their previously recorded values.

During the year ended June 30, 2003, the Company became an exploration stage company engaged in the acquisition and exploration of mineral claims. Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage. During the year ended June 30, 2005, the Company charged its name to Novastar Resources Ltd. and increased its authorized common shares from 50,000,000 to 250,000,000 and authorized 50,000,000 preferred shares for issuance at a par value of $0.001.

The Company is planning to merge in October 2006 with Thorium Power Inc. (see Note 14).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Consolidation

These financial statements include the accounts of the Company (a Nevada corporation) and its wholly-owned subsidiary, Custom Branded Networks, Inc. (a Delaware corporation) and TP Acquisition Corp., (a Delaware corporation). All significant intercompany transactions and balances have been eliminated.

b)	Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

The consolidated financial statements include some amounts that are based on management’s best estimates and judgments. The most significant estimates relate to valuation of stock grants and stock options, impairment charges for mineral acquisition costs and contingent liabilities. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant in future periods.

c)	Prior Year Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or accumulated deficit.

NOVASTAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

c)	Prior Year Reclassifications (Continued)

In the prior year June 30, 2005 presentation, the Company has combined two asset accounts on the Balance Sheet, restricted cash held in an attorney’s escrow account and cash refundable to investors. The Company has also reported accrued liabilities and accounts payable as separate captions on the Balance Sheet. Also in the stockholders’ equity section on the Balance Sheet and Statement of Stockholders’ Equity (Deficiency), the additional paid-in capital from various equity securities issued were combined into one additional paid-in capital account. On the Statement of Operations, certain general and administrative expenses were combined into the one expense caption called general and administrative expenses. The categories on the Statement of Cash Flows were not affected by the prior year reclassifications.

d)	Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash on deposit, money market accounts, and investment grade commercial paper that are readily convertible into cash and purchased with original maturities of three months or less.

As part of its cash management program, the Company from time to time maintains a portfolio of marketable investment securities. The securities are investment grade and include tax and tax exempt securities and have a term to earliest maturity of less than 3 months. These marketable securities, classified as available for sale, are recorded at market value.

e)	Equipment

Equipment is recorded at cost and will be depreciated over its useful life on a straight line basis. As of June 30, 2006 and 2005, the equipment has been fully depreciated.

f)	Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with SFAS No. 109 "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

NOVASTAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f)	Income Taxes (Continued)

Deferred tax assets are reduced by a valuation allowance to the extent that the recoverability of the asset is unlikely to be recognized.

The Company did not provide any current or deferred income tax provision or benefit for any periods presented to date because the Company has continued to experience a net operating loss since inception.

g)	Mineral Property Acquisition Costs and Exploration Expenditures

The Company follows a policy of capitalizing mineral property acquisition costs and expensing mineral property exploration expenditures until a production decision is made in respect of the project and the Company is reasonably assured that it will receive regulatory approval to permit mining operations which may include the receipt of a legally binding project approval certificate.

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

If an area of interest is abandoned or it is determined that its carrying value cannot be supported by future production or sale, the related costs or impairment loss is charged against operations in the year of abandonment or determination of value. The amounts recorded as mineral leases and claims represent costs to date and do not necessarily reflect present or future values.

The Company’s exploration activities and proposed mine development are subject to various laws and regulations governing the protection of the environment. These laws are continually changing, generally becoming more restrictive. The Company has made, and expects to make in the future, if it continues its mining operations, expenditures to comply with such laws and regulations.

NOVASTAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

g)	Mineral Property Acquisition Costs and Exploration Expenditures (Continued)

The accumulated costs of properties that are developed on the stage of commercial production will be amortized to operations using the unit-of-production depletion method.

h)	Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts payable, accrued liabilities, accrued payroll tax liability, warrant liability and amounts due to related parties and Thorium Power Inc.

Management of the Company does not believe that the Company is subject to significant interest, currency or credit risks arising from these financial instruments. The respective carrying values of financial instruments, other than the warrants (note 9) approximate their fair values. Fair values were assumed to approximate carrying values since they are short-term in nature or they are receivable or payable on demand.

i)	Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R (FAS-123R), Share-Based Payment, which is a revision of Statement of Financial Accounting Standards No. 123 (FAS-123), Accounting for Stock-Based Compensation. In addition to requiring supplemental disclosures, FAS-123R addresses the accounting for share-based payment transactions in which a company receives goods or services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. FAS-123R focuses primarily on accounting for transactions in which a company obtains employee services in share-based payment transactions. The Statement eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 (APB-25), Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair value based method. Accordingly, proforma disclosure is no longer an alternative.

Under FAS-123R, the Company is required to recognize compensation cost for the portion of outstanding awards previously accounted for under the provisions of APB-25 for which the requisite service had not been rendered as of the adoption date for this Statement. The Statement also requires companies to estimate forfeitures of stock compensation awards as of the grant date of the award.

NOVASTAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

i)	Stock-Based Compensation (Continued)

FAS-123R permits public companies to adopt its requirements using one of the following two methods:

•
A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of FAS-123R for all share-based payments granted after the effective date and (b) based on the requirements of FAS-123 for all awards granted to employees prior to the effective date of FAS-123R that remain unvested on the effective date; or

•
A “modified retrospective” method, which includes the requirements of the modified prospective method described above but also permits entities to restate, based on the amounts previously recognized under FAS-123 for purposes of pro forma disclosures, either (a) all prior periods presented for which FAS-123 was effective or (b) prior interim periods of the year in which FAS-123R is adopted.

The Company adopted FAS-123R on January 1, 2006, using the modified prospective method. The valuation of the stock issued to consultants for consulting services are valued as of the date of the agreements with the various consultants.

References to the issuances of restricted stock is stock issued to individuals whom are eligible to sell all or some of their shares of restricted common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act ("Rule 144"), subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate of our company that has satisfied a two-year holding period.

j)	Warrants

Warrants issued in conjunction with equity financing were accounted for under the Emerging Issues Task Force (“EITF”) Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock’.

k)	Basic and Diluted Loss per Share

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard No. 128 (“SFAS 128”), “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2006 and 2005, the Company stock equivalents were anti-dilutive and excluded in the earnings per share computation.

NOVASTAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

l)	Impairment Charges

Unlike goodwill and indefinite-lived intangible assets, the accounting rules do not provide for an annual impairment test in determining whether property, plant, and equipment and finite-lived intangible assets (e.g., customer lists) are impaired. Instead, they require that a triggering event occur before testing an asset for impairment. Examples of such triggering events include a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related asset, a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business and a significant change in the operations of an acquired business.

Once a triggering event has occurred, the impairment test employed is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, the impairment test involves a comparison of undiscounted cash flows against the carrying value of the asset as an initial test. If the carrying value of such asset exceeds the undiscounted cash flow, the asset would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the fixed or amortizing intangible asset and the carrying value to determine the amount of the impairment. The Company generally determines fair value by using the discounted cash flow method. If the intent is to hold the asset for sale and certain other criteria are met (i.e., the asset can be disposed of currently, appropriate levels of authority have approved sale, and there is an actively pursuing buyer), the impairment test is a comparison of the asset’s carrying value to its fair value less costs to sell. To the extent that the carrying value is greater than the asset’s fair value less costs to sell, an impairment loss is recognized for the difference. Assets held for sale are separately presented on the balance sheet and are no longer depreciated.

m)	Foreign Currency Translation

The Company’s functional currency is the U.S. dollar. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Transactions in foreign currency are translated into U.S. dollars as follows:

a.	monetary items at the rate prevailing at the balance sheet date;
b.	non-monetary items at the historical exchange rate;
c.	revenue and expenses that are monetary items are valued at the average rate in effect during the applicable accounting period.

NOVASTAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

n)	Revenue Recognition

If revenue is derived from future sales of minerals, it will be recognized when the risks and rewards of ownership pass to the purchaser, including delivery of the product the selling price is fixed or determinable and collectibility is reasonably assured. Settlement adjustments, if any, will be reflected in revenue when the amounts are known.

o)	Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles are excluded from net income. For the Company, such items consist primarily of unrealized gains and losses on marketable equity investments, which the Company have classified as cash equivalents.

p)	Asset Retirement Obligations

The Company has adopted Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations”, which requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The cost of the tangible asset, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense is recognizable over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate. To date, no material asset retirement obligation exists due to the early stage of the Company's mineral exploration. Accordingly, no liability has been recorded.

q)	Environmental Protection and Reclamation Costs

The operations of the Company have been, and may in the future be affected from time to time in varying degrees by changes in environmental regulations, including those for future removal and site restorations costs. Both the likelihood of new regulations and their overall effect upon the Company may vary from region to region and are not predictable.

Environmental expenditures that relate to ongoing environmental and reclamation programs are charged against statements of operations as incurred or capitalized and amortized depending upon their future economic benefits. The Company does not anticipate any material capital expenditures for environmental control facilities.

NOVASTAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

r)	Advertising Costs

Advertising costs are expensed as incurred. No advertising costs were incurred in fiscal years 2006 and 2005, respectively.

s)	Exploration Stage Enterprise

The Company’s consolidated financial statements are prepared using the accrual method of accounting and according to the provisions of Statement of Financial Accounting Standards No. 7 (“SFAS 7”), “Accounting and Reporting for Development Stage Enterprises,” as it were devoting substantially all of its efforts to acquiring and exploring mineral properties. It is industry practice that mining companies in the development stage are classified under Generally Accepted Accounting Principles as exploration stage companies. Until such properties are acquired and developed, the Company will continue to prepare its consolidated financial statements and related disclosures in accordance with entities in the exploration or development stage.

t)	Investments

Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and re-evaluates such determination at each balance sheet date. The Company reviews its marketable equity holdings in private companies on a regular basis to determine if any security has experienced an other-than-temporary decline in fair value. The Company considers the investee company’s cash position, earnings and revenue outlook, stock price performance, liquidity and management ownership, among other factors, in its review. If it is determined that an other-than-temporary decline exists in a marketable equity security, the Company writes down the investment to its market value and records the related write-down as an investment loss in its Statement of Operations.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

a)	In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 is an interpretation of SFAS No. 143, “Asset Retirement Obligations,” which was issued in June 2001. FIN 47 was issued to address diverse accounting practices that have developed with regard to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. According to FIN 47, uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than December 31, 2005 for the Company. The Company is currently evaluating the impact of the adoption of FIN 47 on its financial statements.

NOVASTAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

3.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

b)
In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS No. 154) which replaces APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements - an Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on the methods issuers should use to account for and reporting accounting changes and error corrections. Specifically, this statement requires that issuers retrospectively apply any voluntary change in accounting principles to prior period financial statements, if it is practicable to do so. This principle replaces APB No. 20, which required that most voluntary changes in accounting principle be recognized by including the cumulative effect of the change to the new accounting principle on prior periods in the net income reported by the issuer in the period in which it instituted the change. SFAS No. 154 also redefines the term “restatement” to mean the correction of an error by revising previously issued financial statements. Unless adopted early, SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have an impact on its financial position or result of operations.

The Company is currently evaluating the effect of other new accounting pronouncements on its future statements of financial position and results of operations.

 4. CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of the following:

	JUNE 30
	2006	2005
Cash on deposit	$1,316,993	$802
Investment grade commercial paper - Note 2(d)	12,019,947	-
Money market funds	1,043,235	-
Funds held in attorney trust account	51,232	-
Total cash and cash equivalents	$14,431,407	$802

Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less. The Company places its temporary cash investments with high credit quality financial institutions. At times cash balances and such investments may be in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit.

NOVASTAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

5.	INVESTMENT / DUE TO THORIUM POWER INC.

As disclosed in Note 14, as of June 30, 2006 the Company has invested a total of $1,350,000 in Thorium Power Inc. (“Thorium Power”). The investment consists of 337,500 common shares of Thorium Power purchased at $4.00 per share, which represents approximately 9% of the issued and outstanding common shares of Thorium Power as at June 30, 2006. The Company’s investment is being carried at cost. There are no undistributed earnings in Thorium Power. There is no market for the common stock of Thorium Power and accordingly, no quoted market price is available.

Thorium Power charged the Company for certain shared expenses. These expenses consisted of legal fees that were incurred by Thorium Power on behalf of the Company, in connection with the upcoming merger. The Company believes that its allocation method for these legal fees is reasonable. Amounts charged from Thorium Power have directly increased the Company’s general and administrative expenses by $264,740 for the year ended June 30, 2006. This amount remains payable as at June 30, 2006, and accordingly is shown as a current liability under the caption “Due to Thorium Power Inc.”.

6.	OFFICER COMPENSATION / ACCRUED PAYROLL TAX LIABILITY

The Company signed an employment agreement with its Chief Executive Officer (“CEO”) on February 14, 2006 and issued 5 million shares in compensation, in accordance with the agreement. The Board of Directors on September 18, 2006 had unanimously voted to redeem 2 million shares of this stock grant, at a price of $0.31 per share, from the CEO, in order to pay the payroll taxes due on this stock issuance. This stock valuation was done after the stock grant and the stock price was recently determined by an independent third party valuation company, for payroll tax reporting purposes, to be $0.31 per share on the date of issuance. The difference between the amount recorded in these financial statements of $4,150,000 - see note 9 (iv) (b) and the amount reported for income tax purposes valued above at $1,550,000 is $2,600,000, which is non-deductible stock-based compensation.

The third party valuation was completed solely for income tax reporting purposes. The payroll tax liability is being offset in the Balance Sheet under the caption “Prepaid expenses and other current assets”, which is due from the officer, as these payroll taxes have not yet been paid to the Internal Revenue Service.

There may be penalties and interest charged by the Internal Revenue Service to the Company on these payroll taxes due. This penalty and interest amount has not been accrued at June 30, 2006, since the stock price on September 18, 2006, when the 2 million shares were redeemed by the Company, traded at a market price of $0.40 per share, which exceeds the above redemption price of $0.31 per share, the stock price used for measuring the stock compensation for income tax purposes. This total excess market value of $0.09 per share ($0.40 versus $0.31) totals $180,000, which will be a reduction in compensation expense, which will offset or reduce the total potential penalty amount that may be charged to the Company. These above transactions occurred after the Company’s fiscal year end and will be reflected in our next quarterly filing, for the three month period ending September 30, 2006.The estimated payroll tax due to the Internal Revenue Service for this 5 million stock grant, based on a combined 40% effective tax rate for Federal and State payroll and income taxes, is $620,000.

The Company also signed an employment agreement with its Chief Operating Officer (“COO”) on June 5, 2006 and subsequent to the year ended June 30, 2006, issued 75,000 shares in compensation, in accordance with the agreement, see note 9(iv)(d). The Company recorded an additional payroll tax liability of $15,000 on this stock issuance.

These amounts are management’s best estimates of the payroll tax liability at June 30, 2006 The Company anticipates paying these payroll taxes to the Internal Revenue Service in its next quarterly payroll tax filing, for the period ended September 30, 2006.

NOVASTAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

7.	MINERAL PROPERTIES

i)	Properties

a)	On May 1, 2005 the Company entered into an agreement to purchase a 92.25% interest in three mineral interests located in the state of Queensland, Australia. This agreement was replaced and superseded by an agreement dated September 30, 2005, to increase the Company’s purchase to a 100% interest. As consideration, the Company issued 5,000,000 restricted common shares of the Company to the vendor at a deemed value price of $1,450,000 (issued on October 21, 2005). In addition, the Company must incur the following exploration expenditures, not to exceed $695,000:

i)	$125,000 by December 31, 2006;
ii) an additional $150,000 by December 31, 2007;
iii) an additional $140,000 by December 31, 2008;
iv) an additional $140,000 by December 31, 2009;
v) an additional $140,000 by December 31, 2010.

The vendor retains a 2.5% net smelter return royalty on the property.

On February 20, 2006 the Company repurchased the 5,000,000 common shares from the vendor for cash consideration of $400,000. The difference between the deemed price at the date of issuance of $1,450,000 and the repurchase price of these shares was $1,050,000, which was recorded as a reduction or recovery of the impairment loss recorded. The Company can still acquire the 100% interest by incurring the exploration expenditures disclosed above. Once returned to the Company’s treasury, these 5,000,000 shares were cancelled.

In February 2006, the Company and the vendor amended these lease agreements with a separate amendment agreement, where the sole remedy to the vendor for a breach of the agreement by the Company is for the vendor to terminate the mineral lease agreements, with no further relief or recourse against the Company.

b)
On September 14, 2005 the Company entered into an agreement whereby certain mineral leases in the Clay County District of Alabama were assigned to the Company. The Company assumed a lease held by the lessee, for consideration of $100,000 cash (paid as of June 30, 2006), 1,000,000 restricted common shares of the Company at a deemed price of $160,000 (issued on October 21, 2005) and a $15 per ton net royalty of Thorium/monazite removed from the leased properties.

NOVASTAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

7.	MINERAL PROPERTIES (Continued)

i)	Properties (Continued)

c)
On December 31, 2005 the Company entered into an agreement with CM Properties and Mr. Merchant, whereby certain mineral leases in the Cleburne County District of Alabama can be assigned to the Company. The Company will assume 51% of a lease held by the lessee, who subsequently became an officer of the Company but no longer serves as an officer as of June 30, 2006, for consideration of 2,000,000 restricted common shares of the Company.  In addition, the Company must incur $1,500,000 on property expenditures and for each $100,000 in additional expenditures; the Company will receive an additional 4% interest in the lease up to a maximum of an extra 40% interest. Upon reaching a 91% interest, the lessee shall retain a 9% interest and shall receive $17.50 per ounce of pure Platinum Group Metal (PGM) produced. For each 2,500 ounces of PGM produced, the lessee shall receive an additional 1,000,000 restricted common shares of the Company, up to a maximum of 8,000,000 shares, for a period of two years from the acquisition of the Company’s 91% interest being obtained. Aspects of the contract remain executory, and the company has not issued the 2,000,000 shares, while entities controlled by CM Properties continue to oversee the properties and are reimbursed by the Company for their services. In February 2006, the Company and CM Properties amended the lease agreements to make the sole remedy to CM Properties for a breach of the agreement by the Company termination of the mineral lease agreements, with no further relief or recourse against the Company. Accordingly, the balance sheet does not reflect the value of the property (this value determined by the stock value of the 2 million shares at the date of the agreement - $380,000) as an asset nor does it reflect the Company's obligation to issue the shares (valued at the stock value of $380,000) as common stock reserved for future issuance (an equity account on the balance sheet).

ii)	Impairment Loss

In 2006, during the course of the Company’s strategic review of its mineral exploration operations, the Company recorded a net impairment charge of $670,544 (non-deductible for income tax purposes) relating to the impairment of all mineral acquisition costs when it was determined that future undiscounted and discounted cash flows associated with these assets were insufficient to recover their carrying values. These assets may have a nominal value, but were written down at June 30, 2006 to $0.

NOVASTAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

8. CONVERTIBLE NOTE PAYABLE

On January, 31, 2002 the Company executed a total of $1,000,000 of convertible notes due not earlier than January 31, 2009. These notes were secured by the assets of the Company. The Company received $1,000,000 in advances through to June 20, 2005 (2004 - $892,119), including in-kind consideration of $100,000. The notes bore no interest until the maturity date.

On January 20, 2005 the Company issued 20,000,000 common shares at a price of $0.05 per share, and 20,000,000 warrants, for the purchase of 20,000,000 shares of common stock of the Company, to the holder, who converted these notes into stocks and warrants. The warrants are exercisable at a price of $0.05 per share until January 20, 2008. The warrants were valued using the Black Scholes option pricing model using the following assumptions: weighted average expected life of 3 years, volatility of 284%, rate of quarterly dividends - 0%, risk free interest rate of 3.5%. The $1,000,000 consideration was allocated to the common stock issued and share purchase warrants based upon their relative fair values on the date of conversion. The amount allocated to the common shares issued was $504,166. The amount allocated to the share purchase warrants was $495,834.

Because the market interest rate on similar types of notes was approximately 14% per annum the day the notes were issued, the Company had recorded a discount of $579,378 related to the beneficial conversion feature. During the year ended June 30, 2005, $442,813 was amortized and recorded as interest expense. The discount was fully amortized as interest expense upon conversion.

During the year ended June 30, 2006 the 20,000,000 share purchase warrants were exchanged by mutual agreement of the holder and the Company, in return for 15,000,000 shares of the Company’s common stock.

On February 20, 2006 the holder returned these 15,000,000 common shares to the Company’s treasury for cancellation. The Company did not compensate the holder for the return of these shares. These shares were returned back to the Company in order to facilitate the future merger with Thorium Power Inc. and its stockholders, as disclosed in Note 14.

9.	SHARE CAPITAL

i)	Common Stock

a)
On August 3, 2005 the Company issued 800,000 restricted shares of common stock to its former advisory board as compensation for consulting services performed. The value attributed to these shares was $128,000 ($0.16 per share).

NOVASTAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

9.	SHARE CAPITAL (Continued)

i)	Common Stock (Continued)

b)
On September 22, 2005 the Company issued a total of 4,187,500 shares of common stock to outside consultants as payment for various services rendered on behalf of the Company. Of the total issuance, 4,000,000 were issued pursuant to the March 2005 Compensation Plan, while 187,500 were issued pursuant to the August 2005 Augmented Compensation Plan. The value attributed to these shares in total was $462,828 ($0.11 per share).

c)
On September 30, 2005 the Company issued 300,000 shares of restricted common stock to an outside consultant as payment for services rendered for mineral exploration activities. These shares were issued pursuant to the August 2005 Augmented Compensation Plan, and the value attributed was $51,000 ($0.17 per share).

d)
On October 21, 2005 the Company issued 1,000,000 restricted common shares with value of $160,000 ($0.16 per share at the agreement date) for mineral property acquisition costs, as described in note 7(i)(b).

e)
On October 21, 2005 the Company issued 5,000,000 restricted common shares with value of $1,450,000 ($0.29 per share at the agreement date) for mineral property acquisition costs, as described in note 7(i)(c).

f)
On November 1, 2005 the Company issued 300,000 shares of common stock to an outside consultant as payment for his services rendered for mineral exploration activities. These shares were issued pursuant to the August 2005 Augmented Compensation Plan and the value attributed to these shares was $51,000 ($0.17 per share).

g)
On November 23, 2005 the Company closed a private placement of $631,500, consisting of an offering of 4,209,998 units of at a price of $0.15 per unit. Each unit consists of one common share of restricted stock and one-half of a non-transferable share purchase warrant. Each warrant entitles the holder thereof to acquire one additional share of common stock at a price of $0.30 per share and have an expiry date of twelve months from the closing date of the subscription. The warrants were valued using the Black Scholes option pricing model using the following assumptions: weighted average expected life of 1 year, volatility of 141%, rate of quarterly dividends -0%, risk free interest rate of 3.61%. The amount allocated to the share purchase warrants was $127,467. Of the 4,209,998 units issued in the private placement, 249,999 units were issued as settlement of debt of $37,500. The remainder of the units were issued for total cash proceeds of $594,000.

NOVASTAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

9.	SHARE CAPITAL (Continued)

i)	Common Stock (Continued)

h)
On December 1, 2005 the Company issued 15,000,000 shares of restricted common stock as compensation for the cancellation of 20,000,000 share purchase warrants, which were issued during the year ended June 30, 2005, as described in note 8, with a value of $495,834. The total value attributable to the compensating shares was $2,250,000 ($0.15 per share). On February 20, 2006, all 15,000,000 of these shares were returned to the Company’s treasury for cancellation.

i)
On December 1, 2005 the Company issued 3,658,333 shares of common stock to various outside consultants as payment for various services rendered on behalf of the Company. The total issuance was pursuant to the August 2005 Augmented Compensation Plan. The value attributed to these shares was $621,916 ($0.17 per share).

j)
On December 1, 2005 the Company issued 1,250,000 shares of restricted common stock to an outside consultant, who subsequently became the Company’s Chief Executive Officer, as payment for services rendered. The value attributable to these shares was $192,500 ($0.15 and $0.17 per share issuances).

k)
On December 1, 2005 the Company issued 550,000 shares of common stock to outside consultants as payment for their services rendered regarding our mineral exploration activities. These shares were issued pursuant to the August 2005 Augmented Compensation Plan and the value attributed to these shares was $93,500 ($0.17 per share).

l)
On January 9, 2006 the Company issued 355,714 shares of restricted common stock to 3West LLC for drilling services in the Clay County District of Alabama. These shares were issued pursuant to a drilling agreement at $0.29 per share for total consideration of $104,173.

m)
On January 11, 2006 the Company issued 3,100,000 shares of common stock to various outside consultants as payment for various services rendered on behalf of the Company. The total issuance was pursuant to the August 2005 Augmented Compensation Plan. The value attributed to these shares was $527,000 ($0.17 per share), which was the market price on the date of the agreements.

n)
On January 24, 2006 the Company issued 181,428 shares of restricted common stock to 3West LLC for drilling services in the Clay County District of Alabama. The shares were issued pursuant to a drilling agreement at $0.29 per share for total consideration of $53,132.

NOVASTAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

9.	SHARE CAPITAL (Continued)

i)	Common Stock (Continued)

o)
On January 27, 2006 the Company issued 150,000 shares of restricted common stock to an outside consultant as payment for his services rendered. The value attributed to these shares was $94,500 ($0.63 per share).

p)
On February 2, 2006 the Company issued 135,545 shares of restricted common stock to 3West LLC for drilling services in the Clay County District of Alabama. The shares were issued pursuant to a drilling agreement at $0.29 per share for total consideration of $39,695.

q)
On February 13, 2006 the Company issued 2,389,558 shares of restricted common stock to an outside consultant as payment for services rendered, and a portion for services to be rendered. The value attributed to these shares was $955,823 ($0.40 per share).

r)	On February 20, 2006 15,000,000 shares at the Company’s common stock were returned to treasury for cancellation, as described in Note 8.

s)	On February 20, 2006 5,000,000 shares of the Company’s common stock were returned to treasury for cancellation, as described in Note 7(a).

t)
On March 30, 2006 3,374,998 shares of the Company’s common stock were issued pursuant to a private placement whereby the Company offered 4,208,331 units at $0.30 per unit for cash proceeds of $1,262,500. The proceeds were used to complete the proposed merger with Thorium Power Inc. as described in Note 14. Each unit consists of one share of restricted common stock and one-half of a non-transferable share purchase warrant. Each whole warrant entitles the holder thereof to acquire one additional share of common stock at a price of $0.50 per share and expires twelve months from the closing date of the subscription. The warrants were valued using the Black Scholes option pricing model using the following assumptions: weighted average expected life of 1 year, volatility of 148%, rate of quarterly dividends 0%, risk free interest rate of 2.86%. The amount allocated to the share purchase warrants was $281,117. The remaining 833,333 shares were issued on April 25, 2006.

u)	On June 29, 2006, the Company issued 252,698 shares of restricted common stock to an outside consultant as payment for services rendered. The value attributable to these shares was $101,079 ($0.40 per share).

NOVASTAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

9.	SHARE CAPITAL (Continued)

ii)	Common Stock Issued With Registration Rights

On May 4, 2006, the Company completed a private placement with certain investors for an aggregate of 36,659,837 units, consisting of 36,659,837 shares of its restricted common stock and 18,329,919 common stock purchase warrants for $15,580,431. Each unit consists of one share of common stock and one-half of a non-transferable share purchase warrant. Each whole warrant entitles the holder thereof to acquire one additional share of common stock at a price of $0.65 per share and expires twelve months from the closing date of the subscription.

Under the terms of the sale, the investors were granted certain registration rights in which the Company agreed to timely file a registration statement to register the common shares and the shares underlying the warrants, obtain effectiveness of the registration statement by the SEC within 120 days of May 4, 2006, and maintain the effectiveness of this registration statement for a preset time thereafter. In the event the Company fails to timely perform under the registration rights agreement, the Company agrees to pay the investors liquidated damages in an amount equal to 2% of the aggregate amount invested by the investors for each 30-day period or pro rata for any portion thereof following the date by which the registration statement should have been effective. The initial registration statement was filed and has not yet been declared effective by the SEC within the allowed time.

The Emerging Issues Task Force ("EITF") is currently reviewing the accounting for securities with liquidated damages clauses as stated in EITF 05-04, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF 00-19." There are currently several views as to how to account for this type of transaction and the EITF has not yet reached a consensus. In accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in the Company's Own Stock," and EITF 05-04, because of the potential liquidated damages for failure to obtain and maintain an effective registration statement is substantial, the value of the common stock subject to such registration rights should be classified as temporary equity. Additionally, in accordance with EITF 00-19 and the terms of the above warrants, the fair value of the warrants should be recorded as a liability, with an offsetting reduction to shareholders’ equity. The warrant liability is initially measured at fair value using the Black Scholes option pricing model, and is then re-valued at each reporting date, with changes in the fair value reported as non-cash charges or credits to earnings.

NOVASTAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

9.	SHARE CAPITAL (Continued)

ii) Common Stock Issued With Registration Rights (Continued)

The SEC concluded that under EITF 00-19, common stock and warrants subject to registration rights where significant liquidated damages could be required to be paid to the holder of the instrument in the event the issuer fails to maintain the effectiveness of a registration statement for a preset time period, the common stock subject to such liquidated damages does not meet the tests required for shareholders’ equity classification, and accordingly must be reflected between liabilities and shareholders’ equity in the balance sheet until  the conditions are eliminated. In analyzing instruments under EITF 00-19, the likelihood or probability related to the failure to maintain an effective registration statement is not a factor.

Based on the above interpretation, as of June 30, 2006, the Company classified $12,041,373 for the value of common stock subject to registration rights as temporary equity instead of shareholders’ equity. In addition, the Company measured the initial fair value of the warrants on the closing date at $3,539,058 and classified the fair value of the warrants as warrant liability instead of shareholders’ equity.

An additional 733,196 warrants have been reserved for the subscribers, representing 4% of the warrants originally issued under the private placement. This additional grant represents a warrant penalty in accordance with the placement’s registration rights, as management had determined that they will require an additional time past the specified date of effectiveness of September 4, 2006, in the Registration Rights agreement to complete the registration of the units. The total warrants were valued using the Black Scholes option pricing model using the following assumptions: weighted average expected life of one year, volatility of 153%, rate of quarterly dividends 0%, risk free interest rate of 4.30%.

At the end of each reporting period, the value of the warrants is re-measured based on the fair value of the underlying shares, and changes to the warrant liability and related “gain or loss in fair value of the warrants” is recorded  as a non-cash charge or credit to earnings. The warrant liability will be reclassified to shareholders’ equity when the Company is no longer subject to performance under the registration rights agreement.

At June 30, 2006, the warrant liability was $3,678,278, due to changes in the fair value of the warrants. The fair value of the warrants was estimated using the Black Scholes option-pricing model, with the following assumptions for the year ended June 30, 2006: risk-free interest rate of 4.17% dividend yield of 0%, expected life of 1 year and volatility of 138% were used.

NOVASTAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

9.	SHARE CAPITAL (Continued)

   ii)     Common Stock Issued With Registration Rights (Continued)

For the year ended June 30, 2006, the non-cash loss on fair value of warrants was $139,220. The loss on fair value of warrants is due principally to the decrease in the market value of the common stock of the Company and a decrease in the volatility factor used in the Black Scholes valuation of the warrants. The non-cash loss on fair value of warrants, recorded as loss on fair value of warrant derivatives, has no effect on the Company’s cash flows or liquidity.

  iii)  Stock Options

On February 14, 2006 the Company approved the 2006 Stock Option Plan (the “Plan”) for directors, employees and consultants of the Company. The Company has reserved up to 20,000,000 shares of common stock of its unissued share capital for the Plan. Other limitations are as follows:

a)	No more than 10,000.000 options can be granted for the purchase of restricted common shares.

b)	No more than 8,000,000 options can be granted to any one person.

c)	No more than 5,000,000 options can be granted to any one person for the purchase of restricted common shares.

On July 17, 2006, the Company amended its stock plan. The Company has now reserved 75,000,000 shares of common stock of its unissued share capital for the Plan. Other limitations are as follows:

a)	No more than 37,500,000 options can be granted for the purchase of restricted common shares.

b)	No more than 8,000,000 options can be granted to any one person.

c)	No more than 5,000,000 options can be granted to any one person for the purchase of restricted common shares.

NOVASTAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

9.	SHARE CAPITAL (Continued)

    iii) Stock Options (Continued)

At June, 30, 2006, the Company has a stock-based employee and director compensation plan, which is described above.  On January 1, 2006, the Company adopted the fair value recognition provision of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment” (“FAS 123(R)”).  In March 2005, the SEC staff expressed their views with respect to FAS No. 123(R) in Staff Accounting Bulletin No. 107, “Share-Based Payment”, (SAB 107).  SAB 107 provides guidance on valuing options.  The impact of adopting FAS No. 123(R) for the year ended June 30, 2006 was to record a non-cash compensation expense of $726,229.  Prior to January 1, 2006, the Company accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”).  In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.  The Company adopted FAS 123(R) using the modified-prospective-transition method.  Under that transition method, compensation cost recognized in future interim and annual reporting periods includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, and b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R).

The adoption of FAS 123(R) had no effect on cash flow from operations or cash flow from financing activities for the year ended June 30, 2006. FAS 123(R) requires the cash flows from tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) to be classified as financing cash flows.  Prior to the adoptions of FAS 123(R), excess tax benefits would have been classified as operating cash inflows.  The Company has not recognized, and do not expect to recognize in the near future, any tax benefit related to stock-based compensation costs as a result of the full valuation allowance on our net operating loss carryforwards.

NOVASTAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

9.	SHARE CAPITAL (Continued)

iii)	Stock Options (Continued)

The Company recognizes share-based compensation expense for all service-based awards with graded vesting schedules on a straight-line basis over the requisite service period for the entire award.  Initial accruals of compensation expense are based on the estimated number of shares for which requisite service is expected to be rendered.  Estimates are revised if subsequent information indicates that forfeitures will differ from previous estimates, and the cumulative effect on compensation cost of a change in the estimated forfeitures is recognized in the period of the change.

For awards with service conditions and graded vesting that were granted prior to the adoption of FAS 123(R), the Company estimate the requisite service period and the number of shares expected to vest and recognize compensation expense for each tranche on a straight-line basis over the estimated requisite service period.  The Company will continue to recognize compensation expense over the applicable vesting periods for awards granted prior to adoption of FAS No. 123(R), but for all awards granted after December 31, 2005, compensation expense will be recognized over the requisite service period of the award or over a period ending with an employee’s eligible retirement date, if earlier.  Adjustments to compensation expense as a result of revising the estimated requisite service period are recognized prospectively.

Total stock options outstanding at June 30, 2006 were 10,425,000 of which 1,669,445 of these options were vested.

Stock option transactions to the employees, directors, advisory board members and consultants are summarized as follows:

	JUNE 30
	2006	2005
Outstanding at beginning of year	-	-
Granted	10,425,000	-
Exercised	-	-
Expired	-	-
Forfeited	-	-
Outstanding at end of year	10,425,000	-
Options exercisable at end of year	1,669,445	-

NOVASTAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

9.	SHARE CAPITAL (Continued)

iii)	Stock Options (Continued)

The above table includes options issued as of June 30, 2006 as follows:

•
A total of 2,350,000 non-qualified 10 year options have been issued to advisory board members at exercise prices of $0.50 to $0.64 a share and a weighted average exercise price and fair value per share of $0.62 and $0.62 respectively;

•
A total of 8,075,000 non-qualified 10 year options have been issued to directors and officers of the Company, at exercise prices of $0.50 to $0.80 per share and a weighted average exercise price and fair value per share of $0.77 and $0.79 respectively. From this total, 7,200,000 options were issued on February 14, 2006, with a remaining contractual life of 9.6 years. All other options issued have a remaining contractual life of 9.9 years.

The following table provides certain information with respect to the above-referenced stock options outstanding and exercisable at June 30, 2006:

Exercise Prices	Stock Options Outstanding and Exercisable	Weighted Average Remaining Contractual Life - Years
$0.50	5,556	9.9
$0.51	13,889	9.9
$0.80	1,650,000	9.6

Total	1,669,445

There have been no modifications of outstanding stock option rewards.

NOVASTAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

9.	SHARE CAPITAL (Continued)

iii)	Stock Options (Continued)

Assumptions used in the option-pricing model are as follows:

2006

Average risk-free interest rate	4.30% - 4.35%
Average expected life	5 years
Expected volatility	279% - 284%
Expected dividends	0%

During the year ended June 30, 2006, $726,229 was recorded as stock-based compensation expense (non-deductible for tax purposes) to the statement of operations as the result of stock option grants. The Company presently expects all employees to exercise their options and the expected term of the option to be the contractual life of the option.

iv)	Stock-Based Compensation

a)
On February 14, 2006, the Company, pursuant to an employment agreement granted its Chief Executive Officer and director options to purchase 7,200,000 shares at $0.80 per share. The options will vest over a period of 42 months; with 900,000 options vesting immediately and 150,000 options vesting each month thereafter. As at June 30, 2006, stock-based compensation of $647,133 has been recorded, in accordance with SFAS 123R, to the statement of operations as a result of this grant.

b)
On April 24, 2006, the Company issued to its Chief Executive Officer and Director an aggregate of 5,000,000 shares of the Company’s restricted common stock. The shares were valued at $4,150,000 ($0.83 per share) using the closing stock price on the date of the employment agreement. This stock issuance resulted in the Company having a payroll tax liability, see note 6.

c)
On June 13, 2006, the Company entered into a consulting agreement with interim Acting Chief Financial Officer whereby they are committed to issue an aggregate of 75,000 shares of restricted common stock. As at June 30, 2006, this stock has not been issued, but has been accrued for on the balance sheet as common stock reserved for future issuance. The value of the stock was calculated using the closing share price on the date of the agreement, for a total commitment of $35,250 ($0.47 per share). The stock was issued subsequent to the Company’s year end, see Note 9(vi).

NOVASTAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

9.	SHARE CAPITAL (Continued)

iv)	Stock-Based Compensation (Continued)

On June 13, 2006, this individual was granted options to purchase 350,000 shares at $0.51 per share. The options will vest over a period of 36 months; with 9,722 options vesting each month. As at June 30, 2006, stock-based compensation of $4,562 has been recorded to the statement of operations as a result of this grant.

d)
On June 5, 2006, the Company entered into an employment agreement with its Chief Operating Officer and Director whereby they are committed to issue an aggregate of 75,000 shares of restricted common stock. As at June 30, 2006, this stock has not been issued, but has been accrued for on the balance sheet as common stock reserved for issuance. The value of the stock was calculated using the closing share price on the date of the agreement, for a total commitment of $38,250 ($0.51 per share). The stock was issued subsequent to the Company’s year end, see Note 9(vi).

On June 5, 2006, this individual was granted options to purchase 525,000 shares at $0.47 per share. The options will vest over a period of 36 months; with 87,500 options vesting 6 months from the grant date, and 14,583 options vesting each month thereafter. As at June 30, 2006, stock-based compensation of $7,427 has been recorded to the statement of operations as a result of this grant.

e)
On June 20, 2006, the Company granted an advisory board member options to purchase 150,000 shares at $0.51 per share. The options will vest over a period of 36 months; with 4,167 options vesting each month. As at June 30, 2006, stock-based compensation of $1,997 has been recorded to the statement of operations as a result of this grant.

f)
On June 19, 2006, the Company granted an advisory board member options to purchase 200,000 shares at $0.50 per share. The options will vest over a period of 36 months; with 5,556 options vesting each month. As at June 30, 2006, stock-based compensation of $2,773 has been recorded to the statement of operations as a result of this grant.

g)
On April 25, 2006, the Company granted an advisory board member options to purchase 2,000,000 shares at $0.64 per share. The options will vest over a period of 42 months; with 500,000 options vesting on October 1, 2006 and 41,667 options vesting each month thereafter. As at June 30, 2006, stock-based compensation of $62,337 has been recorded to the statement of operations as a result of this grant.

NOVASTAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

9.	SHARE CAPITAL (Continued)

v)	Warrants

During the years ended June 30, 2006 and 2005 the board of directors approved the issuance of warrants to purchase an aggregate of 23,272,279 shares of the Company’s common stock. Such warrants are exercisable at prices ranging from $0.30 to $0.65 per share, vest immediately, and expire at various times through May 10, 2007.

During the years ended June 30, 2006, and 2005, there were no warrants exercised to purchase stock of the Company.

A summary of warrant activity for 2006 and 2005 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price
Outstanding, June 30, 2004	-	-	-	-
Granted	20,000,000	$0.05	20,000,000	$0.05
Exercised	-	-	-	-
Expired/Cancelled	-	-	-	-
Outstanding, June 30, 2005	20,000,000	$0.05	20,000,000	$0.05
Granted	23,272,279	$0.60	23,272,279	$0.60
Exercised	-	-	-	-
Expired/Cancelled	(20,000,000)	-	(20,000,000)	-
Outstanding, June 30, 2006	23,272,279	$0.60	23,272,279	$0.60

At June 30, 2006 the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

	Warrants Outstanding and Exercisable
Warrants - Exercise Price	Number of Warrants	Weighted Average Remaining Contractual Life - Years
$0.30	2,104,999	0.40
$0.50	2,104,166	0.75
$0.65	19,063,114	0.86

Total	23,272,279

NOVASTAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

9.	SHARE CAPITAL (Continued)

v)	Warrants (Continued)

The investors in the November 23, 2005, March 30, 2006 and May 4, 2006 private placements received detachable warrants for the purchase of 2,104,999, 1,687,499 and 19,063,114 (including the 733,196 penalty warrants - see note 9(ii)) shares of common stock, respectively, which were valued at $127,467, $281,117 and $3,678,278, respectively. For purposes of estimating the intrinsic fair value of each warrant as of dates of the private placements, the Company utilized the Black Scholes option-pricing model. The Company estimated the fair value of the warrants assuming no expected dividends and the following weighted-average assumptions:

2006

Average risk-free interest rate	2.86% - 4.30%
Average expected life	1 year
Expected volatility	142% - 153%
Expected dividends	0%

vi)	Common Stock and Warrants reserved for Future Issuance

Common stock and warrants reserved for future issuance consists of:

	SHARES OF	STOCK
	COMMON	PURCHASE
	STOCK	WARRANTS	AMOUNT
Consulting	3,182,291	-	$1,587,500
Settlement of lawsuit - see Note 13(f)	215,000	107,500	146,445
Employment agreements - see Note 9(iv)(c) and Note 9(iv)(d)	150,000	-	73,500

Total	3,547,291	107,500	$1,807,445

On June 10, 2006, the Company reserved 3,000,000 shares of restricted common stock for issuance to a consultant. These shares were valued at $1,500,000 ($0.50 per share).

NOVASTAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

10.	DEFERRED COMPENSATION

On January 11, 2006 the Company issued an aggregate of 3,100,000 common shares to various consultants at $0.17 per share pursuant to various consulting agreements. A portion of these shares were issued on an accelerated basis. Amortization is taken on a monthly basis over the remainder of the terms. As of June 30, 2006, $83,328 has been recorded as deferred stock compensation, see notes 9 (i) (q) and 9(i) (u) for these stock issuances.

11.	RELATED PARTY TRANSACTIONS

The following summarizes all related party transactions of the Company for the years ended June 30, 2006 and 2005, unless specifically disclosed elsewhere.

The Company carried out a number of transactions with related parties in the normal course of business. These transactions were recorded at their exchange amount, which is the amount of consideration established and agreed to by the related parties.

a)
During the year ended June 30, 2006, an officer and director of the Company made payments on behalf of the Company in the amount of $51,613. These amounts were advanced without interest and are due on demand. A total of $50,000 was reimbursed to this individual through cash payment and the issuance of common stock.

Pursuant to the consulting agreement, the Company incurred $18,000 in consulting fees to a related party during the year. Of the consulting fees incurred, $6,000 was paid in cash, while the remainder was owing as at June 30, 2006. The total amount payable to this individual as at June 30, 2006 is $13,613.

During the year ended June 30, 2006, a stockholder was issued on aggregate of 2,050,000 common shares of the Company for consulting services rendered. The value of these services totaled $348,500 ($0.17 per share).

b)
During the year ended June 30, 2006, officer and director of the Company was paid $100,000 in cash and issued 1,000,000 restricted common shares of the Company pursuant to the mineral property agreement discussed in Note 7(b).

The Company incurred $28,000 in consulting fees to this individual for the year ended June 30, 2006. Of the consulting fees incurred, $24,000 was in paid in cash, while the remainder was owing as at June 30, 2006.The total amount payable to this individual as at June 30, 2006 is $4,000.

During the year ended June 30, 2006, this individual was issued an aggregate 1,000,000 common shares of the Company for consulting services rendered. The value of these services totalled $170,000 ($0.17 per share).

NOVASTAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

11.	RELATED PARTY TRANSACTIONS (Continued)

c)	During the year ended June 30, 2006, the Company paid or accrued a total of $32,932 in consulting fees to one of its officers, of which $21,572 remains payable as of the year end.

All amounts owing to related parties as at June 30, 2006 are unsecured, non-interest bearing and are payable on demand.

12.	SUPPLEMENTAL DISCLOSURE ON NON-CASH FINANCING AND INVESTING ACTIVITIES

During the year ended June 30, 2006 the Company had the following non-cash financing and investing activities:

a)
The Company issued 6,000,000 common shares to two individuals for mineral property acquisition costs with value of $1,610,000 as described in Notes 7(a), 7(b) and 7(c). On February 20, 2006, 5,000,000 of these shares were purchased and returned to the Company’s treasury for cancellation.

b)	The Company issued 250,000 shares to settle a liability of $37,500,see Note 9(i)(g).

  13.    COMMITMENTS

a)	On February 1, 2006 the Company entered into an employment contract with an individual whereby the Company is obligated to pay $600 per week for a period of one year.

b)	On January 24, 2006 the Company entered into an employment contract with an individual whereby the Company is obligated to pay $600 per week for a period of one year.

c)
The Company has employment agreements with its executive officers, the terms of which expire at various times through February 28, 2011. Such agreements, which have been revised from time to time, provide for minimum salary levels as well as for incentive bonuses that are payable if specified management goals are attained.

d)
The Company’s Certificate of Incorporation provides that the Company indemnify its officers and directors for certain events or occurrences that happen by reason of the fact that the officer or director is, was, or has agreed to serve as an officer or director of the Company. The Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid.

NOVASTAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

  13.   COMMITMENTS (Continued)

e)	The Company has a contractual obligation to lease office space until April 30, 2007 on a monthly basis. Payment of $1,800 per month is required.

f)    On March 31, 2006, the Company, Thorium Power and their respective officers were served, through their counsel, with a verified complaint by Raj Pamnani. Mr. Pamnani alleges that the Company and Thorium Power and their respective officers breached an oral consulting agreement he alleges was entered into between Mr. Pamnani and the Company and demands a combination of shares of unrestricted common stock of Novastar and payment of monetary damages in the amount of $10 million plus an additional $5 million in punitive damages. The action was filed in the Supreme Court of the State of New York, County of New York, and the Company filed a Motion to Dismiss the complaint on May 23, 2006. On August 8, 2006, the parties entered into a Settlement Agreement whereby Mr. Pamnani irrevocably and forever waived and released any and all claims against the Company, Thorium Power and the other defendants named in the complaint, through the date of execution of the Settlement Agreement, in return for the issuance of 215,000 shares of common stock of the Company, as well as warrants to purchase 107,500 shares of the Company's common stock at a price of $0.48 per share, see Note 9(vi). The total expense, recorded in 2006 in legal settlement expense was $146,445.

14.	DEFINITIVE MERGER AGREEMENT

On February 14, 2006 the Company entered into a Definitive Merger Agreement (“Agreement and Plan of Merger”) for a business combination with Thorium Power Inc. (“Thorium Power”). Under the Agreement and Plan of Merger, each common share of Thorium Power will be converted into securities of the Company pursuant to a conversion ratio formula. The combined company will operate under the name of Thorium Power Ltd. The merger transaction is subject to certain conditions precedent, including an increase in the Company’s authorized share capital and the declaration of the effectiveness of a registration statement by the Securities and Exchange Commission. Other conditions precedent include that since January 1, 2006 the Company shall have raised at least $2,750,000 in an equity financing transaction (raised as of June 30, 2006), and shall have invested at least $1,350,000 in Thorium Power common stock at a price per share of $4 (invested as of June 30, 2006), see Note 5.

NOVASTAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

14.	DEFINITIVE MERGER AGREEMENT (Continued)

Subsequent to the year ended June 30, 2006, a majority of the shareholders of Thorium Power Inc. voted in favor of the business combination. The total common shares of the Company to be issued at the merger date to the Thorium Power stockholders will be 135,638,023.

15.	INCOME TAXES

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization of the deferred income tax asset is dependent on generating sufficient taxable income in future years. Although realization is not assured, management believes it is more likely than not that all of the deferred income tax asset will not be realized. The Company currently has substantial net operating loss carryforwards. The Company has taken a 100% valuation allowance against all of its deferred tax assets. For the year ended June 30, 2006, the valuation allowance, based on the federal statutory tax rate of 35% (2005 - 35%), increased approximately $1,582,000 (2005 - $900,000).

As of June 30, 2006, the Company has an available federal net operating loss carryforward to offset future taxable income, if any, of approximately $17,500,000 (2005 - $4,000,000). The federal net operating loss carryforwards expire during the years 2020 through 2026. The utilization of the Company’s net operating loss will be subject to a substantial limitation due to the “Change of Ownership Provisions” under Section 382 of the Internal Revenue Code. Such limitation will most likely result in the expiration of most of the net operating loss carryforward before its utilization.

A reconciliation between the amount of income tax benefit, determined by applying the applicable U.S. statutory income tax rate of 35%, to the pre-tax book loss is as follows:

	Year ended June 30
	2006	2005
Federal statutory rate	$(4,670,587)	$(942,031)

Nondeductible stock - based compensation	2,854,180	0

Impairment loss on mineral acquisition assets	234,690	0

Change in valuation allowance	1,581,717	942,031

Total	$0	$0

16.	SUBSEQUENT EVENTS

The following summarizes all of the Company’s subsequent events, unless specifically disclosed elsewhere.

a)
On July 7, 2006, the Company’s board of directors approved a proposal to amend the Certificate of Incorporation to increase the number of authorized shares of common stock from 250,000,000 shares to 500,000,000 shares and to amend the total shares authorized to be issued under the 2006 stock option plan from 20 million shares to 75 million shares. This amendment and other proposals will be voted on by the stockholders on October 5, 2006.

NOVASTAR RESOURCES LTD.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

16.	SUBSEQUENT EVENTS (Continued)

b)
On July 3, 2006, the Company granted a total of 4,000,000 stock options to its international advisory board members. The stock options will be exercisable at $0.445 per share and will expire five years after the date of grant.

c)
On July 27, 2006, the Company granted 3,750,000 stock options to two executives pursuant to employment agreements entered into subsequently. The options will be exercisable at $0.49 per share and will expire ten years after the date of grant. The Company also issued 1,500,000 shares to one of these employees pursuant to their employment agreement.

d)	On July 15, 2006, the Company granted 600,000 stock options to an employee pursuant to an employment agreement.

e)
On August 8, 2006, the Company amended the Agreement and Plan of Merger with Thorium Power Inc. by changing the share exchange ratio with the Thorium Power stockholders. Pursuant to the merger the Thorium Power stockholders will have the right to receive 25.628 shares of the Company's stock for 1 share of Thorium Power stock.

f)
On July 1, 2006, the Company entered into a consulting agreement for financial advisory services, for a 1 year period. As compensation for the services to be provided, the Company issued 850,000 shares of the Company’s common stock, pursuant to Company’s Amended and Restated Stock Plan. The shares shall vest in equal monthly installments from the date of the agreement.

g)
On July 18, 2006, the Company entered into consulting agreements with two individuals for financial advisory services to be provided for a 1 year period. As compensation for the services to be provided, the Company issued a total of 285,000 shares of the Company’s restricted common stock.

NOVASTAR RESOURCES, LTD.

UNAUDITED PRO FORMA FINANCIAL STATEMENTS

Basis of Presentation

On February 14, 2006, Novastar Resources Ltd., entered into a Share Exchange Agreement with Thorium Power Inc. and its stockholders, pursuant to which Novastar Resources Ltd. acquired all of the issued and outstanding capital stock of Thorium Power Inc. in exchange for a total of 135,638,023 shares of our common stock, constituting 54.5% shares of Novastar Resources Ltd. issued and outstanding common stock at the time of the merger agreement, $0.001 par value per share.

Novastar Resources Ltd expects to complete the acquisition of Thorium Power Inc., pursuant to the Merger Agreement, in October 2006. The acquisition will be accounted for as a reverse merger effected by a share exchange, wherein Thorium Power Inc. is considered the acquirer for accounting and financial reporting purposes.

The unaudited pro forma consolidated financial statements of Novastar Resources Ltd in the opinion of management include all material adjustments directly attributable to the share exchange contemplated by the Agreement. The unaudited pro forma consolidated balance sheet reflects the financial position of the company had the merger occurred on June 30, 2006. The pro forma consolidated statements of operations were prepared as if the transactions were consummated on June 30, 2005. These pro forma consolidated financial statements have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the transaction occurred on the date indicated and are not necessarily indicative of the results that may be expected in the future.

Novastar Resources Ltd.
Unaudited Pro Forma Consolidated Balance Sheet
June 30, 2006

Note: The merger for accounting purposes will be treated as a recapitalization of Thorium Power Inc.

					Pro Forma
	Novastar	Thorium	Total		Adjustment	Pro Forma
ASSETS
Currrent Assets
Cash	$14,431,407	$528,213	$14,959,620		$0	14,959,620
Prepaid Expenses and othr current assets	808,425	990	809,415		0	809,415
Due From Novastar Resources Inc.	0	264,740	264,740	5	(264,740)	0
Total Current Assets	15,239,832	793,943	16,033,775		(264,740)	15,769,035

Property Plant and Equipment -net	0	21,534	21,534			21,534

Other Assets
Investment in Thorium Power	1,350,000	0	1,350,000	1	(1,350,000)	0
Patent Costs - net	0	209,311	209,311			209,311
Security Deposits	0	7,567	7,567			7,567
Total Other Assets	1,350,000	216,878	1,566,878		(1,350,000)	216,878

Total Assets	$16,589,832	$1,032,355	$17,622,187		$(1,614,740)	$16,007,447

Liabilities and Stockholdes Equity

Current Liabilities
Current portion long term debt	$0	$3,913	$3,913		$	3,913
Accounts Payable	463,354	131,478	594,832			594,832
Accrued Liabilities	103,541	336,502	440,043			440,043
Due to related party	128,675	17,500	146,175			146,175
Accrued payroll tax and other liability	635,000	5,983	640,983			640,983
Warrant Liability	3,678,278	0	3,678,278			3,678,278
Due to Thorium Power Inc.	264,740	0	264,740	5	(264,740)	0
Total Current Liabilities	5,273,588	495,376	5,768,964		(264,740)	5,504,224

Notes Payable - long term	0	12,657	12,657		0	12,657

Total Liabilites	5,273,588	508,033	5,781,621		(264,740)	5,516,881

Common Stock with Registration Rights	12,041,373	0	12,041,373			12,041,373

Stockholders Equity

Common Stock	118,101	192,626	310,727			253,739
				1	(8,750)
				2	135,638
				4	(183,876)
Additional Paid in Capital - Stock and Warrants	14,913,153	16,713,706	31,626,859			12,850,947
				1	(1,341,250)
				2	(135,638)
				3	(17,482,900)
				4	183,876
Accumulated deficit - development stage	(17,482,900)	(16,382,010)	(33,864,910	3	17,482,900	(16,382,010)
Deferred stock compensation	(83,328)	0	(83,328			(83,328)
Common Stock and Warrants reserved future issue	1,807,445		1,807,445			1,807,445
Accumulated Other Comprehensive Income	2,400		2,400			2,400
Total Stockholders Equity	(725,129)	524,322	(200,807		(1,350,000)	(1,550,807)

Total Liabilities and Stockholders Equity	$16,589,832	$1,032,355	$17,622,187		$(1,614,740)	$16,007,447

Pro-Forma Adjustments

Pro-Forma Adjustment - 1

Common Stock - Thorium	8,750
Additonal Paid in Capital - Thorium	1,341,250
Investment - Thorium Power		1,350,000
To eliminate Novastar's investment in Thorium
175,000 shares at $4 per share

Pro-Forma Adjustment - 2

Additional paid in Capital	135,638
Common Stock		135,638

To record the issuance of Novastar stock pursuant to the merger agreement
Novastar will issue 135,638,023 common shares at $.001 par value granting Thorium
Sharholders a 54.5% interest in Novastar, prior to the private placement. In addition, Thorium management will control the combined entity and Board of Directors, therefore this will be accounted for as a recapitalization of Thorium Power Inc.
Novastar was a shell with minimal assets prior to the merger agreement and the fundraising that took place after the merger agreement

Pro-Forma Adjustment - 3

Additional Paid in Captial - Novastar	17,482,900
Retained Earnings - Novastar		17,482,900
To eliminate Novastar's retained earnings

Pro-Forma Adjustment - 4

Common Stock - Thorium	183,876
Additonal Paid In Capital		183,876
To eliminate Thorium's capital stock - recapitalization
March 31, 2006 Balance 192,626
Elimin. Of Novastar Invest (8,750)

Pro-Forma Adjustment - 5

Due to Thorium Power Inc.	264,740
Due from Novastar Resources Ltd		264,740
To eliminate interco. balance

F-42

Novastar Resources Ltd.
Unaudited Pro Forma Consolidated Statement of Operations
Fiscal Year Ended June 30, 2006

					Pro Forma
	Novastar	Thorium			Adjustment	Pro Forma

Revenue	$0		$0		$	$0

Operating Expenses	$13,147,485		$755,714		$	$13,903,199

Other Income and Expense	$197,050		$803,867		$	$1,000,917

Net Loss	$13,344,535		$1,559,581		$	$14,904,116

Basic and Dilluted Loss Per Share	$0.12	$			$	$0.06

Common Shares Outstanding	111,913,155			1	135,638,023	247,551,178

 Proforma Adjustment - 1

Novastar outstanding shares are restated to reflect the shares to be issued in the reverse merger, 135,638,023 and total outstanding shares post merger

Exhibit 23.1
Consent of Telford Sadovnick, P.L.L.C.

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S CONSENT

The Board of Directors
Novastar Resources Ltd.
(An Exploration Stage Company)

We consent to the incorporation by reference in Registration Statement Nos. 333-135842 and No. 333-137421 on Form S-8, dated July 18, 2006, and September 19, 2006, respectively, of the consolidated financial statements and financial statement schedule of Novastar Resources Ltd. and subsidiaries (the "Company") appearing in this Annual Report on Form 10-KSB of the Company for the year ended June 30, 2006.

TELFORD SADOVNICK, P.L.L.C.
CERTIFIED PUBLIC ACCOUNTANTS

Bellingham, Washington

September 25, 2006

Exhibit 31.1
Certification of Principal Executive Officer
I, Seth Grae, certify that:

1. I have reviewed this Annual Report on Form 10-KSB of Novastar Resources Ltd.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a.
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.
Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c.
Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

a.
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: September 27, 2006

/s/ Seth Grae
Seth Grae, Principal Executive Officer

Exhibit 31.2
Certification of Principal Financial Officer
I, Larry Goldman, certify that:

1. I have reviewed this Annual Report on Form 10-KSB of Novastar Resources Ltd.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a.
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.
Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c.
Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

a.
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: September 27, 2006

/s/ Larry Goldman
Larry Goldman, Principal Financial Officer

Exhibit 32
Section 1350 Certifications

STATEMENT FURNISHED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned is the Chief Executive Officer and Treasurer or Principal Accounting Officer of Novastar Resources Ltd. This Certification is made pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies the Annual Report on Form 10-KSB of Novastar Resources Ltd. for the year ended June 30, 2006.

The undersigned certifies that such 10-KSB Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such 10-KSB Report fairly presents, in all material respects, the financial condition and results of operations of Novastar Resources Ltd. as of June 30, 2006.

This Certification is executed as of September 27, 2006.

By: /s/ Seth Grae
-----------------------------------------
Name: Seth Grae
Title: President, Chief Executive Officer and Director
(Principal Executive Officer)

By: /s/ Larry Goldman
-----------------------------------------
Name: Larry Goldman
Title: Acting Chief Financial Officer
(Principal Financial Officer)

A signed original of this written statement required by Section 906 has been provided to Novastar Resources Ltd. and will be retained by Novastar and furnished to the Securities and Exchange Commission or its staff upon request.