Form 10QSB
period 2006-09-30
Thorium Power, Ltd
filed 2006-11-09
CIK 1084554

_________________________________________________________________________

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transitional period from __________________ to __________________

Commission File No. 000-28543

THORIUM POWER, LTD.
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

Yes___ No _X_

The number of shares outstanding of each of the issuer’s classes of common equity, as of October 11, 2006 are as follows:

Class of Securities Shares Outstanding -------------------------------- ------------------------------- Common Stock, $0.001 par value 293,950,604

Transitional Small Business Disclosure Format (check one): Yes   No __X__

ITEM 1. FINANCIAL STATEMENTS

THORIUM POWER LTD.
(FORMERLY NOVASTAR RESOURCES LTD.)
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2006	2006
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$12,742,408	$14,431,407
Prepaid expenses and other current assets	117,384	808,425
Total current assets	12,859,792	15,239,832

Investment - Thorium Power, Inc.	1,350,000	1,350,000
Total assets	$14,209,792	16,589,832

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$281,912	$463,354
Accrued liabilities	73,700	103,541
Due to related parties	91,168	128,675
Due to Thorium Power, Inc.	505,824	264,740
Warrant liability	3,080,024	3,678,278
Accrued payroll tax liability	-	635,000
Total Current Liabilities	4,032,628	5,273,588

Total Liabilities	4,032,628	5,273,588

Commitments (Note 7 )

Common Stock With Registration Rights:
Common Stock subject to continuing registration, $0.001 par value, 36,659,837 shares issued and outstanding at September 30, 2006 and June 30, 2006	12,041,373	12,041,373

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.001 par value; 50,000,000 authorized shares; no shares issued and outstanding	-	-
Voting Common stock, $0.001 par value; 500,000,000 authorized shares; 121,185,622 shares issued and outstanding ( June 30, 2006 -118,101,637)	121,186	118,101
Additional paid-in capital	17,955,474	14,913,153
Deferred Stock Compensation	(306,000)	(83,328)
Common Stock and Warrants Reserved for Future Issuance	87,500	1,807,445
Accumulated Deficit	(19,735,905)	(17,482,900)
Accumulated Other Comprehensive Income	13,536	2,400
Total Stockholders’ Deficiency	(1,864,209)	(725,129)
Total Liabilities and Stockholders’ Deficiency	$14,209,792	$16,589,832

The accompanying notes are an integral part of these consolidated financial statements

THORIUM POWER LTD.
(FORMERLY NOVASTAR RESOURCES LTD.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Cumulative Period from (Inception) June 28, 1999 to
	September 30,		September 30
	2006	2005	2006
Revenue	$-	$-	$184,162

Operating Expenses
Consulting	532,674	1,250,634	8,800,720
Forgiveness of debt	-	-	(169,818)
General and administrative	770,577	44,391	3,485,070
Impairment loss - equipment	-	-	12,445
Impairment loss - Mineral property acquisition costs	-	-	720,544
Interest attributable to beneficial conversion feature for notes payable	-		580,057
Mineral property exploration expenses	17,012	-	411,528
Stock-based compensation	1,687,619	-	6,637,348
	3,007,882	1,295,025	20,477,894

Operating Loss	(3,007,882)	(1,295,025)	(20,293,732)

Other Income and Expenses
Dividend income	2,007	-	10,143
Interest income	154,617	-	227,052
Legal Settlement	-	-	(146,445)
Gain on fair value of warrant derivatives	598,254	-	459,034
Other income	-	-	8,043

Net Loss	$(2,253,004)	$(1,295,025)	$(19,735,905)

Net Loss Per Common Share, Basic and diluted	$(.01)	$(0.01)	$-

Weighted Average Number Of Common Shares
Outstanding	155,946,235	86,998,483	-

The accompanying notes are an integral part of these consolidated financial statements

THORIUM POWER LTD.
(FORMERLY NOVASTAR RESOURCES LTD.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended		Cumulative Period from Inception June 28, 1999 to
	September 30,		September 30
	2006	2005	2006
Operating Activities
Loss for the period	$(2,253,004)	$(1,295,025)	$(19,735,904)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Shares issued for other than cash for payment of expenses	1,687,619	870,000	14,332,132
(Gain) on fair value of warrant liability	(598,254)	-	(459,034)
Interest attributable to beneficial conversion feature for notes payable	-	-	580,057
Amortization of equipment	-	-	3,813
Deferred stock compensation	185,328	300,635	612,000
Impairment loss – mineral property acquisition costs	-	-	670,544
Forgiveness of debt	-	-	(169,818)
Impairment loss - equipment	-	-	12,445
Unrealized gain on investment	11,136	-	13,536
Changes in non-cash operating working capital items:
Prepaid expenses and other current liabilities	(79,117)	-	(887,542)
Accounts payable and accrued liabilities	(211,284)	169,170	644,988
Due to related party	(37,507)	51,236	5,249
Due to Thorium Power Inc.	241,084	-	505,824
Accrued payroll tax liability	(635,000)	-	-
Net Cash (Used In) Provided by Operating Activities	(1,688,999)	96,016	(3,871,710)

Investing Activities
Purchase of equipment	-	-	(1,808)
Acquisition of long-term investment and property acquisition	-	100,000	(1,350,000)
Net Cash (Used In) Investing Activities	-	100,000	(1,351,808)

Financing Activities
Cash overdraft	-	3,182	3,182
Proceeds from loan payable to shareholder	-	-	16,097
Issue of common shares	-	-	1,865,438
Net proceeds from issuance of common stock with registration rights	-	-	15,580,431
Cash paid for redemption of common shares	-	-	(400,000)
Advances on notes payable	-		900,000
Cash acquired on acquisition of subsidiary	-	-	778
Net Cash Provided By Financing Activities	-	3,182	17,965,926

Net Increase (Decrease) In Cash and Cash Equivalents	(1,688,999)	(802)	12,742,408

Cash and Cash Equivalents, Beginning Of Period	14,431,407	802	-

Cash and Cash Equivalents, End Of Period	$12,742,408	$-	$12,742,408

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

THORIUM POWER LTD.
(FORMERLY NOVASTAR RESOURCES LTD.)
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS DEFICIENCY
FROM (INCEPTION) JUNE 28, 1999 TO SEPTEMBER 30, 2006

	Common Stock		Additional Paid-in	Deferred	Common Stock and Warrants Reserved for Future	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Compensation	Issuance	Deficit	Income	Total

Issuance of shares to founders	3,465	$3	$18,947	$-	$-	$-	$-	$18,950
Net loss for the period	-	-	-	-	-	(159,909)	-	(159,909)

Balance, June 30, 2000	3,465	3	18,947	-	-	(159,909)	-	(140,959)

Repurchase of common stock by consideration of forgiveness of loan payable to shareholder	(1,445)	(1)	16,098	-	-	-	-	16,097
Balance	2,020	2	35,045	-	-	(159,909)	-	(124,862)
Adjustment to number of shares issued and outstanding as a result of the reverse take-over transaction -
Custom Branded Networks, Inc.	(2,020)	(2)	2	-	-	-	-	-
Aquistar Ventures (USA) Inc.	15,463,008	15,463	(15,463)	-	-	-	-	-
Balance	15,463,008	15,463	19,584	-	-	(159,909)	-	(124,862)
Shares allotted in connection with the acquisition of Custom Branded Networks, Inc.	25,000,000	25,000	(9,772)	-	-	-	-	15,228
Less: Allotted and not yet issued	(8,090,476)	(8,090)	8,090	-	-	-	-	-
Common stock conversion rights	-	-	421,214	-	-	-	-	421,214
Net loss for the year	-	-	-	-	-	(723,239)	-	(723,239)

Balance, June 30, 2001	32,372,532	$32,373	$439,116	$-	$-	$(883,148)	-	$(411,659)

The accompanying notes are an integral part of these consolidated financial statements

THORIUM POWER LTD.
(FORMERLY NOVASTAR RESOURCES LTD.)
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS DEFICIENCY
FROM (INCEPTION) JUNE 28, 1999 TO SEPTEMBER 30, 2006

	Common Stock		Additional Paid-in	Deferred	Common Stock and Warrants Reserved for Future	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Compensation	Issuance	Deficit	Income	Total

Balance, June 30, 2001	32,372,532	$32,373	$439,116	$-	$-	$(883,148)	$-	$(411,659)

Additional shares issued in connection with the acquisition of Custom Branded Networks, Inc.	1,500,000	1,500	(1,500)	-	-	-	-	-
Common stock conversion rights	-	-	109,748	-	-	-	-	109,748
Net loss for the year	-	-	-	-	-	(326,038)	-	(326,038)
Balance, June 30, 2002	33,872,532	33,873	547,364	-	-	(1,209,186)	-	(627,949)
Issue of common stock for deferred compensation expense	4,500,000	4,500	40,500	(45,000)	-	-	-	-
Amortization of deferred compensation	-	-	-	22,500	-	-	-	22,500
Common stock conversion rights	-	-	45,116	-	-	-	-	45,116
Net loss for the year	-	-	-	-	-	(142,233)	-	(142,233)
Balance, June 30, 2003	38,372,532	38,373	632,980	(22,500)	-	(1,351,419)	-	(702,566)
Amortization of deferred compensation	-	-	-	22,500	-	-	-	22,500
Common stock conversion rights	-	-	3,301	-	-	-	-	3,301
Net loss for the year	-	-	-	-	-	(95,430)	-	(95,430)
Balance, June 30, 2004	38,372,532	38,373	636,281	-	-	(1,446,849)	-	(772,195)
Issue of common stock for services	14,800,000	14,800	901,200	-	-	-	-	916,000
Issue of common stock for convertible notes	20,000,000	20,000	484,166	-	-	-	-	504,166
Issue of warrants for convertible notes	-	-	495,834	-	-	-	-	495,834
Issue of common stock for services	11,600,000	11,600	1,583,900	(598,000)	-	-	-	997,500
Issue of common stock for services	1,300,000	1,300	226,700	-	-	-	-	228,000
Amortization of deferred compensation	-	-	-	98,033	-	-	-	98,033
Net loss for the year	-	-	-	-	-	(2,691,516)	-	(2,691,516)
Balance, June 30, 2005	86,072,532	$86,073	$4,328,081	$(499,967)	$-	$(4,138,365)	$-	$(224,178)

The accompanying notes are an integral part of these consolidated financial statements

THORIUM POWER LTD.
(FORMERLY NOVASTAR RESOURCES LTD.)
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS DEFICIENCY
FROM (INCEPTION) JUNE 28, 1999 TO SEPTEMBER 30, 2006

	Common Stock		Additional Paid-in	Deferred	Common Stock and Warrants Reserved for Future	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Compensation	Issuance	Deficit	Income	Total

Balance, June 30, 2005	86,072,532	$86,073	$4,328,081	$(499,967)	$-	$(4,138,365)	$-	$(224,178)

Issuance of common stock for services	17,610,776	17,611	3,679,269	-	-	-	-	3,696,880
Issuance of common stock for settlement of debt	249,999	250	29,681	-	-	-	-	29,931
Issuance of warrants for settlement of debt	-	-	7,569	-	-	-	-	7,569
Issuance of common stock for property acquisition	6,000,000	6,000	1,604,000	-	-	-	-	1,610,000
Stock based compensation - employment agreement	5,000,000	5,000	4,145,000	-	-	-	-	4,150,000
Private placement for issuance of common stock	44,828,167	44,827	13,494,852	-	-	-	-	13,539,679
Reallocation of proceeds from sales of common stock with registration rights	(36,659,837)	(36,660)	(12,004,713)	-	-	-	-	(12,041,373)
Warrants issued pursuant to private placement	-	-	348,185	-	-	-	-	348,185
Issuance of stock as compensation for warrants cancelled by shareholder	15,000,000	15,000	1,739,166	-	-	-	-	1,754,166
Amortization of deferred compensation	-	-	-	499,967	-	-	-	499,967
Deferred compensation	-	-	-	(83,328)	-	-	-	(83,328)
Repurchase of issued stock	(5,000,000)	(5,000)	(1,445,000)	-	-	-	-	(1,450,000)
Stock returned to treasury	(15,000,000)	(15,000)	(1,739,166)	-	-	-	-	(1,754,166)
Stock reserved for future issuance	-	-	-	-	1,690,700	-	-	1,690,700
Stock based compensation - stock reserved for future issuance	-	-	-	-	73,500	-	-	73,500
Warrants reserved for future issuance	-	-	-	-	43,245	-	-	43,245
Stock based compensation - options	-	-	726,229	-	-	-	-	726,229
Other comprehensive income	-	-	-	-	-	-	2,400	2,400
Net loss for the year	-	-	-	-	-	(13,344,535)	-	(13,344,535)
Balance, June 30, 2006	118,101,637	$118,101	$14,913,153	$(83,328)	$1,807,445	$(17,482,900)	$2,400	$(725,129)

The accompanying notes are an integral part of these consolidated financial statements

THORIUM POWER LTD.
(FORMERLY NOVASTAR RESOURCES LTD.)
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS DEFICIENCY
FROM (INCEPTION) JUNE 28, 1999 TO SEPTEMBER 30, 2006

	Common Stock		Additional Paid-in	Deferred	Common Stock and Warrants Reserved for Future	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Compensation	Issuance	Deficit	Income	Total

Balance, June 30, 2006	118,101,637	$118,101	$14,913,153	$(83,328)	$1,807,445	$(17,482,900)	$2,400	$(725,129)

Issuance of common stock for services	850,000	850	407,150	(408,000)	-	-	-	-
Stock based compensation - options	-	-	937,619	-	-	-	-	937,619
Stock based compensation - stock	1,500,000	1,500	748,500	-	-	-	-	750,000
Amortization of deferred compensation	-	-	-	185,328	-	-	-	185,328
Issuance of Stock reserved for future issuance	3,365,000	3,365	1,716,580	-	(1,719,945)	-	-	-
Redemption of shares	(2,631,015)	(2,631)	(767,528)	-	-	-	-	(770,159)
Other comprehensive income	-	-	-	-	-	-	11,136	11,136
Net loss for the period	-	-	-	-	-	(2,253,004)	-	(2,253,004)
Balance, September 30, 2006	121,185,622	$121,185	$17,955,474	$(306,000)	$87,500	$(19,735,904)	$13,536	$(1,864,209)

The accompanying notes are an integral part of these consolidated financial statements

THORIUM POWER LTD.
(FORMERLY NOVASTAR RESOURCES LTD.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The unaudited financial information of Thorium Power Ltd. (formerly, Novastar Resources Ltd.) (the “Company”) and subsidiaries furnished herein has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s interim financial position and the results of its operations for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, this report on Form 10-QSB should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended June 30, 2006. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-KSB for the fiscal year ended June 30, 2006, has been omitted. The results of operations for the three-month period ended September 30, 2006 are not necessarily indicative of results for the entire fiscal year ending June 30, 2007.

2.  NATURE OF OPERATIONS

In the prior fiscal year, the Company was an exploration stage company engaged in the acquisition and exploration of mineral claims. We changed our name in connection with our merger on October 6, 2006 with Thorium Power, Inc. to Thorium Power Ltd., (see note 8a) and became a development stage company, now with our primary business being the development, promotion and marketing of our three patented nuclear fuel designs: (1) Thorium/weapons-grade plutonium disposing fuel, (2) Thorium/reactor-grade plutonium disposing fuel, and (3) Thorium/uranium nuclear fuel. These fuels are designed to be used in existing light water reactors. Presently, we are focusing almost all of our efforts on demonstrating and testing our fuel designs for the Russian VVER-1000 reactors. We are also looking at opportunities to potentially make acquisitions of other companies doing business in the nuclear power industry and to otherwise provide services to the nuclear power industry.

Our future customers may include nuclear fuel fabricators (which in many cases are also nuclear fuel vendors) and/or nuclear power plants, and/or U.S. or foreign governments. We are still evaluating the economic benefits and deciding on whether to continue Novastar Resources Ltd.’s legacy business of exploration of mineral claims. For the three months ended September 30, 2006, we had not conducted or expended any significant resources in the furtherance of Novastar Resources Ltd.’s present mineral claims. Presently we do not expect to engage in the mineral exploration business in the future.

On July 7, 2006, the Company’s board of directors approved a proposal to amend the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock from 250,000,000 shares to 500,000,000 shares and to amend the total shares authorized to be issued under the 2006 stock option plan from 20 million shares to 75 million shares. This amendment and other proposals was voted on and approved by the stockholders on October 5, 2006.

Operations to date for Thorium Power, Inc., had been devoted primarily to filing for patents, developing strategic relationships within the industry, securing political and financial support from the United States and Russian governments, continued development of the fuel designs and administrative functions. We, therefore, are now preparing our financial statements as a Development Stage Enterprise instead of an exploration stage company.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a).	Consolidation

These financial statements include the accounts of the Company (a Nevada corporation) and its wholly-owned subsidiary, Custom Branded Networks, Inc. (a Delaware corporation) and TP Acquisition Corp. (a Delaware corporation). All significant intercompany transactions and balances have been eliminated.

b).	Use of Estimates

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

THORIUM POWER LTD.
(FORMERLY NOVASTAR RESOURCES LTD.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

c).	Prior Periods Reclassifications

Certain reclassifications have been made to the prior periods’ financial statements to conform to the current period presentation. These reclassifications had no effect on previously reported results of operations or accumulated deficit.

d).	Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R (“FAS-123R”), Share-Based Payment, which is a revision of Statement of Financial Accounting Standards No. 123 (“FAS-123”), Accounting for Stock-Based Compensation. In addition to requiring supplemental disclosures, FAS-123R addresses the accounting for share-based payment transactions in which a company receives goods or services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. FAS-123R focuses primarily on accounting for transactions in which a company obtains employee services in share-based payment transactions. The Statement eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 (“APB-25”), Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair value based method. Accordingly, proforma disclosure is no longer an alternative.

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

i)
A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of FAS-123R for all share-based payments granted after the effective date and (b) based on the requirements of FAS-123 for all awards granted to employees prior to the effective date of FAS-123R that remain unvested on the effective date; or

ii)
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

References to the issuances of restricted stock (see note 5) and other sections of this financial statement is stock issued to individuals whom are eligible to sell all or some of their shares of restricted common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act ("Rule 144"), subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate of our company that has satisfied a two-year holding period.

e).	Warrants

Warrants issued in conjunction with equity financing transactions were accounted for under the Emerging Issues Task Force (“EITF”) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock

THORIUM POWER LTD.
(FORMERLY NOVASTAR RESOURCES LTD.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  INVESTMENT / DUE TO THORIUM POWER, INC.

The Company has invested a total of $1,350,000 in Thorium Power, Inc. (“Thorium Power”). The investment consists of 337,500 common shares of Thorium Power purchased at $4.00 per share, which represents approximately 10% of the issued and outstanding common shares of Thorium Power as of September 30, 2006. The Company’s investment is being carried at cost. There are no undistributed earnings in Thorium Power. There is no market for the common stock of Thorium Power and accordingly, no quoted market price is available.

Thorium Power charged the Company for certain shared expenses. These expenses consisted of legal fees that were incurred by Thorium Power on behalf of the Company, in connection with the merger that was subsequently consummated on October 6, 2006 (see note 8a). The Company believes that its allocation method for these legal fees is reasonable. Amounts charged from Thorium Power have directly increased the Company’s general and administrative expenses by $241,084 for the three months ended September 30, 2006. The amount that remains payable as September 30, 2006 is $505,824, and accordingly is shown as a current liability under the caption “Due to Thorium Power, Inc.”

5.  SHARE CAPITAL

Total Common stock outstanding at September 30, 2006 was 157,845,459.

a)	Common Stock

i)
On July 24, 2006 the Company issued 150,000 restricted shares of common stock to two executive officers pursuant to agreements that they signed with the Company. The value attributed to these shares was $73,500 ($0.47 and $0.51per share). This amount was expensed in the fiscal year ended June 30, 2006 and recorded under the caption “Common Stock and Warrants Reserved for Future Issuance,” and, accordingly, this stock issuance reduced the amount recorded in “Common Stock and Warrants Reserved for Future Issuance.”

ii)
On March 31, 2006, , the Company, Thorium Power and their respective officers were served, through their counsel, with a verified complaint by Raj Pamnani. Mr. Pamnani alleges that Novastar and Thorium Power and their respective officers breached an oral consulting agreement he alleges was entered into between Mr. Pamnani and the Company and demanded a combination of shares of unrestricted common stock of the Company and payment of monetary damages in the amount of $10 million plus an additional $5 million in punitive damages. The action was filed in the Supreme Court of the State of New York, County of New York, and the Company filed a Motion to Dismiss the complaint on May 23, 2006. On August 8, 2006, the parties entered into a Settlement Agreement under which Mr. Pamnani irrevocably and forever waived and released any and all claims against the Company, Thorium Power and the other defendants named in the complaint, through the date of execution of the Settlement Agreement, in return for the issuance of 215,000 shares of common stock of the Company, as well as warrants to purchase 107,500 shares of the Company's common stock at a price of $0.48 per share. On August 17, 2006, the Company issued these shares. The value attributed to these shares was $103,200 ($0.48 per share). This amount was expensed in the fiscal year ended June 30, 2006, and recorded under the caption “Common Stock and Warrants Reserved for Future Issuance” and, accordingly, this stock issuance reduced the amount recorded in “Common Stock and Warrants Reserved for Future Issuance.”

iii)
On September 12, 2006 the Company issued 1,500,000 shares of restricted stock to an executive pursuant to an employment agreement dated July 27, 2006. The value attributed to these shares was $750,000 ($0.50 per share) (see note 5d).

iv)
On September 12, 2006 the Company issued 3,000,000 shares of restricted stock with value of $1,500,000 ($0.50 per share) for payment of consulting services that were rendered to the Company for the year ended June 30, 2006. This amount was expensed in the fiscal year ended June 30, 2006 and recorded under the caption “Common Stock and Warrants Reserved for Future Issuance” and, accordingly, this stock issuance reduced the amount recorded in Common Stock and Warrants Reserved for Future Issuance.

v)
On September 14, 2006, the Company entered into an agreement with a consultant to provide investor relations and other services and issued 850,000 restricted common shares with value of $408,000 ($0.48 per share) for these services. The period of this agreement is from July 1, 2006 to July 1, 2007, and these shares vest in equal monthly installments over the one year period. As a result, deferred stock compensation was recorded as a contra equity account on the Balance Sheet and the balance at September 30, 2006 was $306,000.

The Company valued all shares issued in the three month period ended September 30, 2006 using the traded quoted market price of the Company’s common stock as of the applicable agreement date.

THORIUM POWER LTD.
(FORMERLY NOVASTAR RESOURCES LTD.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  SHARE CAPITAL - CONTINUED

b).	Common Stock Issued With Registration Rights

On May 4, 2006, the Company completed a private placement with certain investors in which it sold an aggregate of 36,659,837 units, consisting of 36,659,837 shares of its restricted common stock and 18,329,919 common stock purchase warrants for $15,580,431. Each unit consists of one share of common stock and one-half of a non-transferable share purchase warrant. Each whole warrant entitles the holder of the warrant to acquire one additional share of common stock at a price of $0.65 per share and expires twelve months from the closing date of the subscription.

Under the terms of the sale, the investors were granted registration rights in which the Company agreed to timely file a registration statement to register the common shares and the shares underlying the warrants, obtain effectiveness of the registration statement by the SEC on or before September 1, 2006, and maintain the effectiveness of this registration statement for a pre-set time thereafter. In the event the Company failed to timely perform under the registration rights agreement, the Company agreed to pay the investors liquidated damages in an amount equal to 2% of the aggregate amount invested by the investors for each 30-day period or pro rata for any portion thereof following the date by which the registration statement should have been effective. The initial registration statement was timely filed, however it was not declared effective by the SEC within the allowed time.~~.~~  Accordingly, the Company is liable to the investors for liquidated damages under the registration rights agreement.

The EITF is currently reviewing the accounting for securities with liquidated damages clauses as stated in EITF 05-04, The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF 00-19. There are currently several views as to how to account for this type of transaction and the EITF has not yet reached a consensus. In accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in the Company's Own Stock, and EITF 05-04, because of the potential liquidated damages for failure to obtain and maintain an effective registration statement is substantial, the value of the common stock subject to such registration rights should be classified as temporary equity. Additionally, in accordance with EITF 00-19 and the terms of the above warrants, the fair value of the warrants should be recorded as a liability, with an offsetting reduction to shareholders’ equity. The warrant liability is initially measured at fair value using the Black Scholes option pricing model, and is then re-valued at each reporting date, with changes in the fair value reported as non-cash charges or credits to earnings.

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

Based on the above interpretation, as of June 30, 2006, the Company classified $12,041,373 for the value of common stock subject to registration rights as temporary equity instead of shareholders’ equity. In addition, the Company measured the initial fair value of the warrants on the closing date and at June 30, 2006 at $3,539,058 and classified the fair value of the warrants as warrant liability instead of shareholders’ equity.

An additional 733,196 warrants have been reserved for the subscribers, representing 4% of the warrants originally issued under the private placement. This additional grant represents a warrant penalty or the liquidated damages in accordance with the placement’s registration rights, as management had determined that the Company would require an additional time of two months past the specified date of effectiveness of September 1, 2006, in the Registration Rights agreement to complete the registration of the units. The total warrants were valued using the Black Scholes option pricing model using the following assumptions: weighted average expected life of one year, volatility of 153%, rate of quarterly dividends 0%, risk free interest rate of 4.30%.

At the end of each reporting period, the value of the warrants is re-measured based on the fair value of the underlying shares, and changes to the warrant liability and related “gain or loss in fair value of the warrants” is recorded as a non-cash charge or credit to earnings. The warrant liability will be reclassified to shareholders’ equity when the Company is no longer subject to all of its performance obligations under the registration rights agreement.

At September 30, 2006, the warrant liability was $3,080,024, due to changes in the fair value of the warrants. The fair value of the warrants was estimated using the Black Scholes option-pricing model, with the following assumptions for the period ended September 30, 2006: risk-free interest rate of 4.18% dividend yield of 0%, expected life of 1 year and volatility of 115% were used.

For the three month period ended September 30, 2006, the non-cash gain on fair value of warrants was $598,254. The gain on fair value of warrants is due principally to the decrease in the volatility factor used in the Black Scholes valuation of the warrants. The non-cash gain on fair value of warrants, recorded as gain on fair value of warrant derivatives, has no effect on the Company’s cash flows or liquidity.

THORIUM POWER LTD.
(FORMERLY NOVASTAR RESOURCES LTD.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  SHARE CAPITAL - CONTINUED

c)	Stock Options

  The Company has in place a stock-based employee and director compensation plan. On July 17, 2006, the Company amended this stock plan. The Company has reserved 75,000,000 shares of common stock of its unissued share capital for the stock plan. Other limitations are as follows:

i)	No more than 37,500,000 options can be granted for the purchase of restricted common shares.

ii)	No more than 8,000,000 options can be granted to any one person.

iii)	No more than 5,000,000 options can be granted to any one person for the purchase of restricted common shares.

On January 1, 2006, the Company adopted FAS-123R. In March 2005, the SEC staff expressed their views with respect to FAS-123R in Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB 107”). SAB 107 provides guidance on valuing options. The impact of adopting FAS-123R for the three months ended September 30, 2006 was to record a non-cash compensation expense of $726,229. Prior to January 1, 2006, the Company accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by FAS-123. In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company adopted FAS-123R using the modified-prospective-transition method. Under that transition method, compensation cost recognized in future interim and annual reporting periods includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS-123, and b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS-123R.

The adoption of FAS-123R had no effect on cash flow from operations or cash flow from financing activities for the three months ended September 30, 2006. FAS-123R requires the cash flows from tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) to be classified as financing cash flows. Prior to the adoptions of FAS-123R, excess tax benefits would have been classified as operating cash inflows. The Company has not recognized, and does not expect to recognize in the near future, any tax benefit related to stock-based compensation costs as a result of the full valuation allowance on our net operating loss carryforwards.

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

For awards with service conditions and graded vesting that were granted prior to the adoption of FAS-123R, the Company estimates the requisite service period and the number of shares expected to vest and recognize compensation expense for each tranche on a straight-line basis over the estimated requisite service period. The Company will continue to recognize compensation expense over the applicable vesting periods for awards granted prior to adoption of FAS-123R, but for all awards granted after December 31, 2005, compensation expense will be recognized over the requisite service period of the award or over a period ending with an employee’s eligible retirement date, if earlier. Adjustments to compensation expense as a result of revising the estimated requisite service period are recognized prospectively.

Total stock options outstanding at September 30, 2006 were 20,075,000 of which 2,714,239 of these options were vested. There were no stock options outstanding prior to January 1, 2006.

Stock option transactions to the employees, directors, advisory board members and consultants are summarized as follows:

Stock Options Outstanding at July 1, 2006	10,425,000
Granted	9,850,000
Exercised	-
Expired	-
Forfeited	(200,000)
Outstanding at September 30, 2006	20,075,000
Options exercisable at September 30, 2006	2,714,239

THORIUM POWER LTD.
(FORMERLY NOVASTAR RESOURCES LTD.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  SHARE CAPITAL - CONTINUED

The above table includes options issued as of September 30, 2006 as follows:

(i)A total of 2,150,000 non-qualified 10 year options have been issued to advisory board members at exercise prices of $0.51 to $0.64 per share and a weighted average exercise price and fair value per share of $0.63 and $0.63 respectively;

(ii)A total of 4,500,000 non-qualified 5 year options have been issued to advisory board members at an exercise price of $0.445 per share and a weighted average and fair value per share of $0.445; and

(iii)A total of 13,425,000 non-qualified 10 year options have been issued to directors and officers of the Company, at exercise prices of $0.47 to $0.80 per share and a weighted average exercise price and fair value per share of $0.66 and $0.66, respectively. From this total, 7,200,000 options were issued to one officer who is also a director, on February 14, 2006, with a remaining contractual life of 9.0 years. All other options issued have a remaining contractual life ranging from 4.75 years to 9.9 years.

The following table provides certain information with respect to the above-referenced stock options that are outstanding and exercisable at September 30, 2006:

Exercise Prices	Stock Options Outstanding and Exercisable	Weighted Average Remaining Contractual Life - Years
$0.48	41,667	9.9
$0.49	503,127	9.9
$0.50	13,889	9.9
$0.51	55,556	9.75
$0.80	2,100,000	9.0

Total	2,714,239

There have been no modifications of outstanding stock option rewards.

Assumptions used in the option-pricing model are as follows:

September 30, 2006
Average risk-free interest rate	4.18% - 4.45%
Average expected life	5 years
Expected volatility	269% - 275%
Expected dividends	0%

During the three month ended September 30, 2006, $937,619 was recorded as stock-based compensation expense (non-deductible for tax purposes) in the statement of operations as the result of all the stock option grants that occurred after January 1, 2006.

d)	Stock-Based Compensation

On July 27, 2006, the Company, pursuant to an employment agreement, granted an executive officer restricted stock options, resulting in stock based compensation expense of $750,000 (see note 5(a)(iii)). This executive officer was also granted 2,250,000 non-qualified ten year stock option that will vest over a period of 43 months; with 234,375 options vesting immediately and 46,875 options vesting each month thereafter.

THORIUM POWER LTD.
(FORMERLY NOVASTAR RESOURCES LTD.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  SHARE CAPITAL - CONTINUED

e)	Warrants

During the three-month period ended September 30, 2006, there were no warrants issued or exercised to purchase stock. There were 23,272,279 warrants outstanding as of September 30, 2006.

At September 30, 2006 the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

	Warrants Outstanding and Exercisable
Warrants - Exercise Price	Number of Warrants	Weighted Average Remaining Contractual Life - Years
$0.30	2,104,999	0.15
$0.50	2,104,166	0.51
$0.65	19,063,114	0.61

Total	23,272,279

The investors in the November 23, 2005, March 30, 2006 and May 4, 2006 private placements received detachable warrants for the purchase of 2,104,999, 1,687,499 and 19,063,114 (including the 733,196 penalty warrants - see note 5(b)), shares of common stock, respectively, which were valued at $127,467, $281,117 and $3,678,278, respectively. For purposes of estimating the intrinsic fair value of each warrant as of dates of the private placements, the Company utilized the Black Scholes option-pricing model. The Company estimated the fair value of the warrants assuming no expected dividends and the following weighted-average assumptions:

September 30, 2006
Average risk-free interest rate	2.86% - 4.30%
Average expected life	1 year
Expected volatility	142% - 153%
Expected dividends	0%

f)	Common Stock and Warrants reserved for Future Issuance

Common stock and warrants reserved for future issuance consists of:

	Shares of	Stock
	Common	Purchase
	Stock	Warrants	Amount
Consulting	182,291	0	$87,500

THORIUM POWER LTD.
(FORMERLY NOVASTAR RESOURCES LTD.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  OFFICER COMPENSATION / PAYROLL TAX LIABILITY

The Company signed an employment agreement with its Chief Executive Officer on February 14, 2006, and issued 5 million shares to the CEO in compensation in accordance with the agreement. The Board of Directors on September 18, 2006 had unanimously voted to redeem 2 million shares of this stock grant, at a price of $0.31 per share (after applying a 50% discount off the closing market stock price on the date of issuance), from the CEO, in order to pay the payroll taxes due on this stock issuance. A stock valuation was done after the stock grant and the stock price was recently determined by an independent third party valuation company, for payroll tax reporting purposes, to be $0.31 per share on the date of issuance. The Company also signed an employment agreement with another officer (see note 5 (a) (iii)) pursuant to which the Company is to redeem 600,628 shares of the stock grant, at a price of $0.25 per share (after applying a 50% discount off the closing market stock price on the date of issuance), and redeemed 30,000 shares from another former officer, in order to pay the payroll taxes due on these stock issuances. The Company, on September 28, 2006, paid $814,481 for the payroll tax withholdings and payroll tax expense due on these stock issuances.

As a result, at September 30, 2006, the total common shares that were redeemed and held by the Company in order for the Company to fulfill its payroll obligations were 2,631,015 shares. These shares will be retired to treasury.

7.  COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The Company has employment agreements with its executive officers, the terms of which expire at various times. Such agreements provide for minimum salary levels, as well as incentive bonuses that are payable if specified management goals are attained. Under each of the agreements, in the event the officer’s employment is terminated (other than voluntarily by the offier or by the Company for cause or upon the death of the officer), the Company, if all provisions of the employment agreements are met, is committed to pay certain benefits, including specified monthly severance.

8.  SUBSEQUENT EVENTS

a) Acquisition of Thorium Power, Inc.

On October 6, 2006, Thorium Power, Ltd. (formerly Novastar Resources Ltd.) (“Thorium Ltd.”), a Nevada corporation, TP Acquisition Corp. (“Acquisition”), a wholly-owned subsidiary of Thorium Ltd., and Thorium Power, Inc. (“Thorium Inc.”) consummated a business combination pursuant to which Acquisition merged with and into Thorium Inc., with Thorium Inc. being the surviving entity and, as a result, becoming a wholly-owned subsidiary of Thorium Ltd. (the “Merger”).

The Merger was consummated pursuant to the terms of an Agreement and Plan of Merger among the parties that was entered into on February 14, 2006 and then amended on June 12, 2006 and August 8, 2006 (the “Merger Agreement”).

The Merger is being accounted for as a reverse merger and Thorium Inc. is being treated as the accounting acquiror. Thorium Ltd.’s fiscal year end prior to the closing of the Merger was June 30 and it will remain June 30 from and after the closing of the Merger. However, since Thorium Inc., the accounting acquiror, has a fiscal year of December 31, retaining the June 30 fiscal year end of Thorium Ltd. constitutes a change of fiscal year. Accordingly, Thorium Ltd. will file a transition report for the period from January 1, 2006 through June 30, 2006 on Form 10-KSB.

In accordance with the terms of the Merger Agreement, the following occurred with respect to the outstanding common shares, stock options and warrants of Thorium Inc. at the closing of the Merger:

i)
all of the shares of common stock of Thorium Inc. were cancelled and each registered owner of outstanding shares Thorium Inc. common stock automatically became the registered owner of 25.6278 shares of common stock of Thorium Ltd for each share of Thorium Inc. common stock that they previously owned. Each holder of non-compensatory options or warrants of Thorium Inc. that had an exercise price of $5.00 or $1.00, received from Thorium Ltd 12.315 shares and 22.965 shares of Thorium Ltd. respectively, for each option or warrant owned. There were 135,637,854 shares issued to the Thorium Inc. stockholders in the aggregate.

ii)
all of other outstanding warrants and options of Thorium Inc. were assumed by Thorium Ltd. and became exercisable for Thorium Ltd. common stock instead of Thorium Inc. common stock in an amount and at an exercise price that is consistent with the exchange ratio described above for the conversion of Thorium Inc. common stock. There were 2,743,662 stock warrants and 21,122,434 stock options assumed by Thorium Ltd. as of the date of the merger.

As a result of the merger, there were 293,768,313 common shares outstanding on October 6, 2006. Assuming the merger had occurred on July 1, 2006, Thorium Ltd’s net sales, net loss, basic and diluted earning per share would have been $ - , $2,569,161 and $.00, respectively.

THORIUM POWER LTD.
(FORMERLY NOVASTAR RESOURCES LTD.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  SUBSEQUENT EVENTS - CONTINUED

The following Pro Forma balance sheet gives effect to the above events as if they had occurred on September 30, 2006:

Thorium Power, Ltd.
Unaudited Pro Forma Condensed Consolidated Balance Sheet
September 30, 2006

Note: This merger will be accounted for as a recapitalization of Thorium Power, Inc.
				Pro Forma
	Thorium Power Ltd.	Thorium Power Inc.		Adjustment	Pro Forma
ASSETS

Currrent Assets
Cash	12,742,408	56,169		0	12,798,577
Prepaid Expenses	117,384	9		0	117,393
Due From Thorium Power, Ltd.		505,824			505,824
Total Current Assets	12,859,792	562,002		0	13,421,794

Property Plant and Equipment -net	0	25,637			25,637

Other Assets
Investment in Thorium Power	1,350,000	0	1	(1,350,000)	0
Patent Costs - net	0	204,830			204,830
Security Deposits	0	7,567			7,567
Total Other Assets	1,350,000	212,397		(1,350,000)	212,397

Total Assets	14,209,792	800,036		(1,350,000)	13,659,828

Liabilities and Stockholdes Equity

Current Liabilities
Current portion long term debt	0	3,217			3,217
Accounts Payable	281,912	600,664			882,576
Accrued Liabilities	73,700	0			73,700
Due to related party	91,168	0			91,168
Due to Thorium Power, Inc.	505,824	0			505,824
Warrant Liability	3,080,024	0			3,080,024
Other current liabilities	0	101			101
Total Current Liabilities	4,032,628	603,982		0	4,636,610

Notes Payable - long term	0	12,657		0	12,657

Total Liabilites	4,032,628	616,639		0	4,649,267

Temporarty Equity - Stock with Registration Rights	12,041,373				12,041,373

Stockholders Equity

Common Stock	121,186	226,778			256,824
			1	(8,750)
			2	135,638
			4	(218,028)
Additional Paid in Capital - Stock and Warrants	17,955,474	16,797,554	1	(1,341,250)	13,758,263

			2	(135,638)
			3	(19,735,905)
			4	218,028
	0	0			0
Common stock reserved for issuance	87,500	0			87,500
Accumulated deficit - development stage	(19,735,905)	(16,840,935)	3	19,735,905	(16,840,935)
Deferred stock compensation	(306,000)	0			(306,000)
Accumulated other comprehensive income	13,536				13,536
Total Stockholders Equity	(1,864,209)	183,397		(1,350,000)	(3,030,812)

Total Liabilities and Stockholders Equity	14,209,792	800,036		(1,350,000)	13,659,828

THORIUM POWER LTD.
(FORMERLY NOVASTAR RESOURCES LTD.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  SUBSEQUENT EVENTS - CONTINUED

b) Appointment of Directors.

On October 6, 2006, the Board of Directors of the Thorium Power, Ltd. increased the size of the board to five members and appointed Jack D. Ladd and Daniel B. Magraw, Jr., as a members of the Board of Directors of the Company, effective October 23, 2006. Pursuant to terms of the Independent Director’s Contracts, dated October 23, 2006, between Mr. Ladd and the Company and Mr. Magraw and the Company Mr. Ladd and Mr. Magraw will each receive a fee of $20,000 per year in cash, as well as such number of restricted shares, issued quarterly, equal to $5,000 each quarter, to be paid to each Director for the respective quarter based on the average closing price of the Company’s common stock, as quoted on the trading market on which the Company’s securities are traded, over the thirty day period prior to the first day of the applicable quarter. Additionally, the Director Contracts grant to Messrs. Ladd and Magraw for each year of service on the Board of Directors non-qualified options to purchase up to 500,000 shares of the common stock of the Company (the “Director Options”), which shall vest with respect to 13,889 shares on November 23, 2006 and the remaining 486,111 shares will subsequently vest in equal monthly installments of 13,889 shares on each one month anniversary of the grant until all shares underlying the Director Options have vested.

c) Departure of Director and Principal Officer.

Effective on October 17, 2006, Cornelius J. Milmoe resigned from the Board of Directors of the Company. Mr. Milmoe was not a member of any committee of the Board of Directors at the time of his resignation. Additionally, on October 17, 2006, Mr. Milmoe was removed from the position of Chief Operating Officer of the Company. The Company has retained an outside firm to aid in the search for Mr. Milmoe’s replacement. The Company, in accordance with its employment agreement with Mr. Milmoe, if the provisions of the employment agreement are met, is required to pay him certain amounts as severance in accordance with the terms of the agreement.

d) Company Common Stock Buyback Program

On October 17, 2006, the Company announced that its Board of Directors authorized a share buyback program for an aggregate of $1,000,000 over the next 12 months, with $250,000 to be repurchased immediately. At the discretion of the CEO Seth Grae, the Company may effect further share repurchases over the course of the year depending on valuation of the Company reflected in the share price. As of the date of this report 825,000 shares had been repurchased pursuant to this program at the average price of $0.30 per share.

When used in this report, the terms “Thorium Power,” “Company,” “we,” “our,” and “us” refer to Thorium Power, Ltd. (Formerly Novastar Resources Ltd.) and its subsidiary Thorium Power, Inc.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “may” and “will” and similar expressions to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance. These statements are based on the beliefs of our management as well as assumptions made by and information currently available to us and reflect our current view concerning future events and are subject to risks, uncertainties and assumptions, including among many others: our significant operating losses; our limited operating history; uncertainty of capital resources; the speculative nature of our business; our ability to successfully implement new strategies; present and possible future governmental regulations; operating hazards; competition; the loss of key personnel; and other factors referenced in this Report and our previous filings with the Securities and Exchange Commission (or “SEC”). Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future developments or otherwise.

Thorium Power, Ltd. files annual and quarterly reports and other information with the SEC. You may obtain and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the SEC’s public reference facilities by calling the SEC at 1-800-SEC-0330. You can request copies of these documents, upon payment of a duplicating fee, by writing to the SEC at its principal office at 100 F Street, NE, Room 1580, Washington, D.C. 20549-1004. The SEC maintains an Internet website at http://www.sec.gov that contains reports and other information regarding issuers that file electronically with the SEC. Our SEC filings, including the exhibits thereto, are accessible through the Internet at that website.

Thorium Power, Ltd’s reports on Forms 10-KSB, 10-QSB and 8-K, and amendments to those reports, are available for download, free of charge, as soon as reasonably practicable after these reports are filed with the SEC, at our website at www.thoriumpower.com. The content of our website is not a part of this Report. You may request a copy of our SEC filings, at no cost to you, by telephoning us at 703.918.4932 or writing us care of: Thorium Power, Ltd., 8300 Greensboro Drive, Suite 800, McLean, Virginia 22102. We will not send exhibits to the documents, unless the exhibits are specifically requested and you pay our fee for duplication and delivery.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following analysis discusses changes in the financial condition and results of operations of Thorium Power, Ltd and it’s subsidiary, Thorium Power, Inc., at and for the three months ended on September 30, 2006 and 2005, and should be read in conjunction with our unaudited consolidated financial statements and the notes thereto.

Overview

On October 6, 2006, TP Acquisition Corp., a wholly-owned subsidiary of the Thorium Power, Ltd. (formerly, Novastar Resources Ltd.), merged with and into Thorium Power, Inc., with Thorium Power, Inc., the surviving entity, becoming a wholly-owned subsidiary of the Thorium Power, Ltd. The merger was consummated pursuant to a merger agreement executed on February 14, 2006, as amended on June 12, 2006 and again on August 8, 2006. Thorium Power, Inc. was incorporated on January 8, 1992. As discussed further below, Thorium Power, Inc. has patented proprietary nuclear fuel designs for use in certain existing commercial nuclear power plants. The merger is being accounted for as a reverse merger and Thorium Power, Inc. is being treated as the accounting acquiror.

As discussed in more detail below, in connection with the merger, we entered into a new line of business. This new line of business, which is now our primary business is research and development of proprietary nuclear fuel designs for use in nuclear power plants and in the disposal of weapons- and reactor-grade plutonium. We began to shift our focus to this business in anticipation of the merger with Thorium Power, Inc. and, upon completion of the merger, this business will be conducted through Thorium Power, Inc. and the Company. Our second business, which constituted our historical business preceding the merger, is mineral exploration. We have reduced our operations in this area, and expect that this business activity will decrease in the future and will be insignificant compared to our primary business of research and development of proprietary nuclear fuel designs.

We are primarily engaged in the development of proprietary nuclear fuel designs which we intend ultimately to introduce for sale into three markets: (1) weapons-grade plutonium disposition, (2) reactor-grade plutonium disposition, and (3) nuclear fuel designs for use in commercial nuclear power plants. These fuel designs are for use in existing light water reactors.

Our future customers may include nuclear fuel fabricators and/or nuclear power plants, and/or the U.S. or foreign governments.

Operations to date (conducted by Thorium Power, Inc.) have been devoted primarily to filing for patents, developing strategic relationships within the industry, securing political and financial support from the U.S. and Russian governments, continued development of the fuel designs and administrative functions. We do not currently have any revenues from our activities in this area and expect that we will not generate revenues from this business for several years, until our fuel designs can be tested as discussed below. Future revenues could be generated through the licensing of our technology and by also providing other services in the nuclear power industry. Accordingly, we prepare our financial statements as a development stage company in accordance with FASB Statement No. 7, “Accounting and Reporting by Development Stage Enterprises.”

Material Opportunities and Challenges

We believe that a major opportunity for us is the possibility that our fuel designs, which are currently in the research and development stage, will be used in the manufacturing of nuclear fuel utilized in many existing light water nuclear reactors in the future. We are currently planning our research and development activities to develop nuclear fuel designs for use in Russian VVER-1000 light water reactors. We believe that these designs can later be used in Western reactors. Light water reactors are the dominant reactor types currently in use in the world and fuels for such reactors constitute the majority of the commercial market for nuclear fuel. Our focus is on three different types, or variants, of thorium fuel designs. The first is designed to dispose of weapons-grade plutonium that is stockpiled in Russia. The second is designed to dispose of reactor-grade plutonium that has been extracted from spent fuel from commercial rectors and stockpiled in Russia, Western Europe, the U.S., Japan and other countries. The third is designed not to dispose of plutonium, but rather to provide reactor owner-operators with an economically viable alternative fuel that will not generate spent fuel containing weapons-usable plutonium. All three of these fuel variants are also expected to have additional benefits, including reduced volume and reduced long-term radio-toxicity of spent fuel for the same amount of electricity generated, as compared with the uranium fuels that are currently used in light water reactors.

We believe that our greatest challenge will be acceptance of these fuel designs by nuclear power plant operators, who have in the past been hesitant to be the first to use a new type of nuclear fuel. In addition, our fuel designs would require regulatory approval by relevant nuclear regulatory authorities, such as Nuclear Regulatory Commission in the United States or its equivalent agencies in other countries, before they can be used in commercial reactors. The regulatory review process, which is outside of our control, may take longer than expected and may delay a rollout of the fuel designs into the market. Management believes that demonstration of one of the Company’s fuel designs in a commercial nuclear reactor would make deployment of the other designs easier due to many similarities that exist among all of our fuel designs.

Thorium Power, Inc. has been developing relations with relevant entities within the United States and Russian governments for over ten years. Thorium Power, Inc., in cooperation with these governments, has been demonstrating its fuel concepts in a research reactor in Russia for over three years and has helped cause independent analyses of the technology to be performed, including a May 2005 report by the International Atomic Energy Agency (“IAEC”) and a Spring 2005 report by Westinghouse Electric Company (“Westinghouse”). The IAEC and Westinghouse analyses were positive and management believes that they can help lead to the favorable reception of our nuclear fuel designs in the future.

We are also working with Russian nuclear research institutes and Russian nuclear regulatory authorities to have one or more of the fuel variants demonstrated in a Russian VVER-1000 reactor as soon as three years from now, if we are able to obtain necessary support from the Russian government. Management believes that it will be necessary to develop a working relationship with one or more major nuclear fuel fabricators, which in many cases are also nuclear fuel vendors, as a prerequisite to having its fuel designs widely deployed in global markets.

The Company’s nuclear fuel designs have never been demonstrated in a full-size commercial reactor. Our planned demonstration of the fuels in a VVER-1000 reactor in Russia would provide operating experience that is critical to reactor owners and regulatory authorities. We believe that, if the project is adequately funded by a public-private partnership, the fuels can be demonstrated in the VVER-1000 reactor, which can help convince other light water reactor operators around the world to accept our thorium fuel designs.

Thorium Power, Inc. has been building relationships with companies and organizations in the nuclear power industry for several years. We will attempt to cause some or all of these companies and organizations to work in a consortium or a joint venture type arrangement with us in the future, however, we may not be able to develop any such consortium or arrangement in the near term or at all. The companies that we have identified for potential relationships have existing contracts with nuclear power plants under which they supply nuclear fuel branded with their name to such nuclear power plants. We will attempt to cause these nuclear fuel vending companies to provide their nuclear power plant operating customers with fuels that are designed with our technology. To do so, we will need to enter into agreements with one or more of these companies. Without such arrangements it would be more difficult for us to license our fuel designs because, in addition to the reputations, guarantees, services, and other benefits that these nuclear fuel vendors provide when selling fuel to nuclear power plant operators, they also often have multi-year fuel supply contracts with the reactor operators. These multi-year fuel supply contracts act as a barrier to entry into the market, such that it can be almost impossible to penetrate some markets for nuclear fuel without working with a nuclear fuel vendor that can support long term contracts. If we are successful in demonstrating our fuel designs in Russia and in continuing to build relationships with nuclear fuel vendors, we believe it may lead to one or more of these major companies in the nuclear power industry working with us in producing and selling our nuclear fuel designs to commercial reactor operators and governments.

Overview of Thorium Power, Ltd. (formerly, Novastar Resources Ltd.) Prior to October 6, 2006

Prior to the consummation of the merger on October 6, 2006, including the quarterly period covered by this report, we had begun to shift our focus to the research and development of proprietary nuclear fuel designs. During that time, we were also engaged in the acquisition, exploration and evaluation of mineral rights in properties containing thorium, as well as potentially other minerals. As described above, this business is now the secondary business of the Company. We expect to continue to reduce our operations in this area in the future, accordingly, we expect that this business will continue to have an insignificant impact on our financial results in future periods. As a result, our historical 2005 financial performance will not be indicative of our 2006 financial performance.

All commercially viable thorium metal is extracted from monazite. The phosphate mineral monazite exists as a sand and may contain concentrations of 3.0% to 12.0% thorium oxide as well as other rare earth minerals such as cerium, lanthanum, yttrium and neodymium, and platinum group metals.

The current market for thorium is very limited. Our objective had been to become a supplier of thorium to be used in the future as fuel in nuclear energy industry, including use in our proprietary fuel designs. While we may, in the future, use our own thorium in our proprietary fuel designs, we do not expect this to be a major factor for our business going forward

We do not expect to generate revenues in the future through the sale of thorium, platinum group metals and other rare earth minerals. We have not conducted any mining activities on any of the properties for which we hold mineral leases and claims.

Plan of Operation

Major cash commitments in the next fiscal year are related to the funding of the business, corporate administration and operations, and proposed development activities of our primary business, the research and development of proprietary nuclear fuel designs. Although the merger with Thorium Power, Inc. was consummated after the end of the fiscal quarter covered by this report, the 2006 financial information provided still reflects primarily the operations of the Company related to our nuclear business technology, as well as actions taken in anticipation of the merger.

At September 30, 2006, our total assets were $14,209,792. Liabilities as of September 30, 2006 totaled $4,032,628. We had working capital surplus of $8,827,164 at September 30, 2006.

On May 4, 2006, we closed a private placement for gross proceeds to the Company of $15,580,431 for the purpose of acquiring, exploring and developing thorium and rare earth minerals properties as well as to assist us in connection with the acquisition of Thorium Power, Inc. and the current development of our proprietary nuclear fuel technology.

While management expects these proceeds and our present working capital will meet our foreseeable needs for at least the next 12 months, we may need to raise additional capital this fiscal year by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. If we need to obtain additional financing, that financing may not be available or we may not be able to obtain that financing on terms acceptable to us. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of our outstanding common stock.

                 In the next 12 to 24 months, we expect to incur research and development expenses related to the development of our proprietary nuclear fuel designs and related patents. Thorium Power has been working with Kurchatov Institute and its subcontractors through a Cooperative Research Agreement entered into by the two parties in 2002.  Over the past six to nine months, there have been changes at the senior leadership level in Russia across a number of research institutes and commercial entities involved in the civilian nuclear power industry, including at Kurchatov Institute.  While the 2002 Cooperative Research Agreement is still in force, management believes that new agreements with Russian entities are needed to reinforce and strengthen our existing contractual relationships in Russia.  To that end, management has been recently working with Kurchatov Institute and other entities on setting up new agreements for the next phase of research and development activities in Russia relating to Thorium Power’s nuclear fuel designs.

We currently have seven employees and we do not expect to have any significant changes in the number of employees we hire over the next 12 months.

Results of Operations

Summary

The following table summarizes our results of operations during the three months ended September 30, 2006 and 2005, and provides information regarding the dollar and percentage increase or (decrease) from the three months ended September 30, 2006 and the same period in 2005. As noted above, we are refocusing our business in connection with our merger with Thorium Power, Inc. and, accordingly, our historical financial performance in 2005 as discussed below is not likely to be indicative of our 2006 financial performance.

	9/30/06	9/30/05	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$-	$-	$-%	-
Operating expenses	3,007,882	1,295,025	1,712,857	132
Other (income) expense - net	(754,878)	-
Net loss	2,253,004	1,295,025	957,979	74
Loss per common share	$.01	$.01	$-%	-

Revenues

We did not generate any revenues during the three months ended September 30, 2006, as we focused on our nuclear technology business development and our research and development efforts during this period. As noted above, we do not expect to generate revenues for at least the next 12 months, and likely for several years, until our nuclear fuel designs can be tested, commericially accepted and ultimately sold.

Operating Expenses

Operating expenses totaled $3,007,882, with $1,872,947 attributable to expenses paid for by equity issuances.

Operating expenses increased $1,712,857 due primarily to:

•
Payroll expenses and related fringe benefits increased $212,683 due to the hiring of additional key management. We anticipate increasing our payroll and related fringe benefits costs in our second fiscal quarter ended December 31, 2006, as we look to hire one or two employees to add to our management team.

•
Professional fees expense increased $337,414 due primarily to legal fees incurred in connection with the merger with Thorium Power, Inc., and professional fees incurred to complete the filing of our annual report on Form 10-KSB, and agency fees to identify and hire other key management personnel.

•
Travel and business development expense increased $29,414. We anticipate that our travel, business development and public relations expense will increase as we continue to promote our business and seek other opportunities in the nuclear power industry.

•
Consulting expense decreased $717,960, which included stock based compensation to consultants, costs associated with finance, geological work, government advocacy work, technical advisory board, and international advisory board.

•
Other Stock Based Compensation, other than stock based compensation to consultants, increased $1,687,619, which included stock and stock option grants to our executive officers, advisory board members and employees Our implementation of SFAS No. 123R (a modification to the existing standard - SFAS No. 123) in 2006 changed the way we account for Stock-Based Compensation in 2006, and required us to record expenses for equity instruments for which we would not have been required to report under SFAS No. 123.

•	Director and officer liability insurance expense increased $68,630 due to directors and officers liability insurance related to the merger agreement.

Other income (expense)

Changes in Fair Value of Warrants:

•
We recorded a warrant liability in the amount of $3,080,024 for the fair value of warrants accruing under a Registration Rights Agreement entered into on May 4, 2006. The change in the fair value of the warrants, from June 30, 2006 to September 30, 2006 was a gain recorded of $598,254.

Interest and Dividend income increased $156,624 for the three months ended September 30, 2006. This increase is due to the increase in our cash balances, due to the private placement that we completed May 4, 2006.

Research and Development Activities

In the next 12 to 24 months we expect to incur research and development expenses related to the development of our proprietary nuclear fuel designs and related patents. We expect these expenses to be in the range of approximately $1.5 million to $2 million for fiscal 2007, but it is possible that such expenses could be less or more than those amounts.

Cash Flows - Three Months Ended September 30, 2006 and 2005

Cash Flows

We used $1,688,999 in cash from our operating activities during the three months ended September 30, 2006 as compared to $96,016 used during the same period of 2005. The difference of $1,592,983 which is attributable to the following factors:

•	Increase in cash paid to consultants.

•	Increase in payroll expenses and related fringe benefits.

•	Increase in professional fees.

•	Increase in travel, business development, and public relations expense.

•	Increase in other general and administrative expenses

•	Stock redemption, see Item 1 "Financial Statements"- (note 6 Officers Compensation/Payroll Tax Liability)

For further information on the cumulative cash flows from June 28, 1999 (Inception) to September 30, 2006 see Item I “Financial Statements — Consolidated Statements of Cash Flows.”

Liquidity and Capital Resources

At September 30, 2006, our total assets were $14,209,792. Liabilities as of September 30, 2006 totaled $4,032,628. We had working capital surplus of $8,827,164 at September 30, 2006.

On May 4, 2006, we closed a private placement for gross proceeds to the Company of $15,580,431 for the purpose of acquiring, exploring and developing thorium and rare earth minerals properties as well as to assist us in connection with the acquisition of Thorium Power, Inc. and the current development of our proprietary nuclear fuel designs.

While management expects these proceeds will meet our foreseeable needs for the next 12 months, we may need to raise additional capital this fiscal year by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. If we need to obtain additional financing, that financing may not be available or we may not be able to obtain that financing on terms acceptable to us. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of our outstanding common stock.

Major cash commitments in the next fiscal year are related to the funding of our proprietary nuclear fuel designs, and corporate administration and operations.

The Company signed an employment agreement with its Chief Executive Officer on February 14, 2006, and issued 5 million shares to the CEO in compensation in accordance with the agreement. The Board of Directors on September 18, 2006 had unanimously voted to redeem 2 million shares of this stock grant, at a price of $0.31 per share, from the CEO, in order to pay the payroll taxes due on this stock issuance. A stock valuation was done after the stock grant and the stock price was recently determined by an independent third party valuation company, for payroll tax reporting purposes, to be $0.31 per share (after applying a 50% discount off the closing market stock price on the date of issuance). The Company also signed an employment agreement with another officer (see note 5 (a) (iii)) pursuant to which the Company is to redeem 600,628 shares of the stock grant, at a price of $0.25 per share (after applying a 50% discount off the closing market stock price on the date of issuance) and redeem 30,000 shares from another former officer, in order to pay the payroll taxes due on these stock issuances. The Company, on September 28, 2006, paid $814,481 for the payroll tax withholdings and payroll tax expense due on these stock issuances.

As a result, at September 30, 2006, the total common shares that were held by the Company or redeemed by the Company in order for the Company to fulfill its payroll obligations were 2,631,015 shares. These shares will be retired to treasury.

On October 17, 2006, the Company announced that its Board of Directors had authorized a share buyback program for an aggregate of $1,000,000 over the next 12 months, with $250,000 authorized to be repurchased immediately. At the discretion of the CEO Seth Grae, the Company may effect further share repurchases over the course of the year depending on valuation of the Company reflected in the share price. As of the date of this report 825,000 shares had been repurchased pursuant to this program at an average price of $0.30 per share.

Off Balance Sheet Arrangements

Thorium Power, Inc. entered into a firm price commitment agreement with the University of Texas of the Permian Basin and the University of Texas System in connection with our participation in the pre-conceptual design phase for the construction of a high-temperature test and research reactor in Texas. The agreement has created a firm commitment by the Company for a minimum of $1.25 million financial contribution toward the project. A total of $550,000 was paid by Thorium Power, Inc. in respect of this commitment, with additional payments totaling $700,000 due by December 31, 2006.

We do not have any other off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Seasonality

Our business has not been subject to any material seasonal variations in operations, although this may change in the future.

Inflation

As a development stage company, our business, revenues and operating results have not been affected in any material way by inflation. If and when we begin marketing our proprietary nuclear fuel designs, management expects the Company’s business could be affected by inflation.

Critical Accounting Policies

The SEC issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" suggesting that companies provide additional disclosure and commentary on their most critical accounting policies. In Financial Reporting Release No. 60, the SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the following significant policies as critical to the understanding of our financial statements.

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

Our management expects to make judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increase, these judgments become even more subjective and complex. Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from these estimates. Changes in estimates and assumptions based upon actual results may have a material impact on our results of operation and/or financial condition. We have identified certain accounting policies that we believe are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-KSB filed with the Commission on September 27, 2006 and in Note 1 of the Consolidated Condensed Financial Statements in Item 1. “Financial Statements” of this Report.

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

The options were valued using the Black-Scholes option pricing model. The assumptions used were as follows: volatility of 269% to 275%, a risk-free interest rate of 4.18% to 4.45% and an exercise term of five years.

Risk Factors

The risk factors identified in the Company’s Annual Report on Form 10-KSB, filed with the Commission on September 27, 2006, are updated to include the risk factors set forth below. The risk factors identified in the Company’s Annual Report on Form 10-KSB, filed with the Commission on September 27, 2006 relate solely to the Company’s mineral exploration business, which was the Company’s primary business prior to the merger with Thorium Power, Inc. The risk factors included herein relate primarily to the research and development of proprietary nuclear fuel designs, the Company’s primary business following the merger with Thorium Power, Inc.

WE CONTINUE TO EXPERIENCE SIGNIFICANT OPERATING LOSSES.

We have never realized significant revenues or realized an operating profit from the development of our proprietary nuclear fuel designs or by our mineral exploration activities. The merger is being accounted for as a reverse merger and Thorium Power, Inc. is being treated as the accounting acquirer. Since Thorium Power, Inc.’s formation, its operating costs have exceeded its revenue in each quarter. Thorium Power, Inc. incurred a net loss of approximately $1,371,000 for the nine months ended September 30, 2006, and anticipates a net loss of at least $1,500,000 through the end of its calendar year 2006. Since mid-2005, when we began pursuing the exploration of thorium and other rare earth minerals and development opportunities, our operating costs have exceed our revenue in each quarter. Taking into consideration cumulative losses from its inception in 1992 to September 30, 2006 sustained by Thorium Power, Inc. of $16,841,000 prior to the merger, we will continue to experience significant operating losses in the future. We may not be able to obtain or maintain any level of revenues. If we are unsuccessful in these efforts, we may never achieve profitability.

OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO JUDGE OUR PROSPECTS.

Following the merger, we are a development stage company. Our fuel design patents and technology have not been commercially used and we have not received any royalty or sales revenue. We are subject to the risks, expenses and problems frequently encountered by all companies in the early stages of development.

OUR LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.

For the three month period ending September 30, 2006, we had a net loss of $2,253,004. At September 30, 2006, we had a working capital surplus of $8,827,164. For the nine month period ending September 30, 2006, Thorium Power, Inc. (became our wholly owned subsidiary on October 6, 2006) had an operating loss of approximately $1,371,000. At September 30, 2006, Thorium Power, Inc. had a working capital deficit of approximately $42,000. During the period from July 1, 2005 through June 30, 2006, we raised gross proceeds of approximately $17,500,000 in private placement transactions. While we expect these proceeds will meet our foreseeable needs for the next 12 months, we may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. If we need to obtain additional financing, that financing may not be available or we may not be able to obtain that financing on terms acceptable to us. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of our outstanding common stock.

OUR FUEL DESIGNS HAVE NEVER BEEN TESTED IN AN EXISTING COMMERCIAL REACTOR AND ACTUAL FUEL PERFORMANCE, AS WELL AS THE WILLINGNESS OF COMMERCIAL REACTOR OPERATORS AND FUEL FABRICATORS TO ADOPT A NEW FUEL DESIGN, IS UNCERTAIN.

                 Nuclear power research and development entails significant technological risk. New designs must be fabricated, tested and licensed before market opportunities will exist. Our fuel designs are still in the research and development stage and while irradiation testing in a test reactor in Russia (which mimics the operating characteristics of an actual commercial reactor) and thermal-hydraulic experiments have been ongoing for several years, the fuel technology is yet to be tested in an existing commercial reactor. We will not be certain about the ability of the fuel we design to perform in actual commercial reactors until we are able to commercialize our fuel designs. We will also have to establish a relationship with a fuel fabricator to actually produce fuel using our designs. If our fuel designs do not perform as anticipated in commercial use, we will not realize revenues from the licensing or other use of our fuel designs.

                 In addition, there are several technical challenges involved in commercializing thorium based fuels. Some of the technical challenges with our technology identified by the experts at Russian Research Centre Kurchatov Institute, an independent contractor that is closely affiliated with the government of the Russian Federation, Westinghouse, and the IAEA, include:

•	Fuel fabrication: The relatively high melting point of thorium oxide will require fuel pellet manufacturing techniques that are different from those currently used for uranium pellets.

•
Fuel fabrication: Our metallic seed fuel rod designs are greater than 3 meters long compared to conventional Russian metallic icebreaker fuel rods that we understand are approximately 1 meter long. The longer rods will require new equipment and experience making longer extrusions.

•	Fuel design: Our “seed-and-blanket” fuel assembly design has a detachable central part which is not in conventional fuel designs.

•
Fuel design: Some of our fuel designs include plutonium-zirconium fuel rods which will operate in a soluble boron environment. Current reactor operating experience is with uranium-zirconium fuel in a boron-free environment.

•
Fuel use: Our fuel is expected to be capable of producing more gigawatt days per ton of fuel than is allowed by current reactor licenses, so to gain full economic benefits, reactor operators will have to get regulatory approval.

•
Fuel use: Our fuels are expected to produce energy economically for up to 9 years in the reactor core. Current fuel demonstrates the cladding can remain corrosion-free for up to 5 years. Testing is needed to prove corrosion resistance for the longer residence time.

•
Fuel reprocessing: The IAEA has identified a number of ways that reprocessing spent thorium fuel will require technologies different from existing uranium fuel reprocessing. Management’s current marketing plans do not assume or depend on the ability to reprocess and recycle spent fuel. Management expects spent thorium fuel will go into long term storage. This is current U.S. Government policy.

OUR FUEL DESIGNS DIFFER FROM FUELS CURRENTLY LICENSED AND USED BY COMMERCIAL NUCLEAR POWER PLANTS. AS A RESULT, THE LICENSING AND APPROVAL PROCESS FOR OUR FUELS MAY BE DELAYED AND MADE MORE COSTLY, AND INDUSTRY ACCEPTANCE OF OUR FUELS MAY BE HAMPERED.

Our fuel designs differ significantly in some aspects from the fuel licensed and used today by commercial nuclear power plants. Some of the differences between our fuels and those currently used include:

•	use of thorium and uranium oxide mix instead of only uranium oxide,

•	higher uranium enrichment level,

•	seed-and blanket fuel assembly design integrating thorium and uranium,

•	high burn-up levels of uranium,

•	use of metallic seed rods,

•	longer residence time of the blanket in the reactor, and

•
the ability of some of our fuels to dispose of reactor-grade plutonium and/or weapons-grade plutonium through the use of a new fuel design and in reactors that have never used plutonium-bearing fresh fuels.

These differences will likely result in more prolonged and extensive review by the U.S. Nuclear Regulatory Commission and other nuclear licensing authorities and customers. Also, the nuclear industry may be hesitant to switch to another fuel with little or no history of successful commercial use because of the need for additional engineering and testing with no guarantee of success as well as investor reluctance to invest in a new technology when viable existing technologies are available.

OUR PLANS TO DEVELOP OUR THORIUM/WEAPONS-GRADE PLUTONIUM DISPOSING FUEL ARE DEPENDENT UPON U.S. GOVERNMENT FUNDING AND SUPPORT. WITHOUT SUCH SUPPORT, WE ARE UNLIKELY TO BE ABLE TO SERVE THIS MARKET.

Our thorium/weapons-grade plutonium disposing fuel design is highly dependent upon U.S. and perhaps other government funding and acceptance as a technology appropriate to eliminate U.S. and Russian stockpiles of surplus weapons-grade plutonium. In the past, we have faced resistance from some offices within the U.S. Department of Energy (DOE) that support other alternative plutonium disposing technology, particularly mixed plutonium uranium oxide (MOX) fuel designs. The Company has spent a significant amount of funds to gain commercial and market acceptance for its fuel designs. Over the last two years Thorium Power, Inc. has spent approximately $400,000, in the aggregate, including both cash and the fair market value of equity compensation, on third party service providers in connection with these lobbying efforts. We expect to spend significantly more money per year than Thorium Power, Inc. has in the past over the next three years on these efforts to gain acceptance. These efforts may not result in funding for our Company or government acceptance of our technologies for plutonium disposition or other government-funded projects.

WE DO NOT HAVE RIGHTS TO ALL OF THE DESIGNS, PROCESSES AND METHODOLOGIES THAT ARE USED OR MAY BE USED OR USEFUL IN OUR BUSINESS IN THE FUTURE. IF WE ARE UNABLE TO OBTAIN SUCH RIGHTS ON REASONABLE TERMS IN THE FUTURE, OUR ABILITY TO EXPLOIT OUR INTELLECTUAL PROPERTY MAY BE LIMITED.

Dr. Alvin Radkowsky invented the thorium fuel technology that we are developing. Upon founding Thorium Power in 1992, Dr. Radkowsky assigned all of his rights in the intellectual property relating to such fuel designs to Thorium Power, Inc. Thorium Power, Inc. then filed patent applications in the United States and other countries and the patents were issued and are held solely by our Company. We are currently conducting fuel assembly design work in Russia through Russian Research Centre Kurchatov Institute, an independent contractor that is closely affiliated with the government of the Russian Federation. We do not have any licensing or other rights to acquire or utilize certain designs, methodologies or processes required for fuel assemblies. If we desire to utilizes such processes or methodologies in the future, we must obtain a license or other right to use such technologies from the Kurchatov Institute or other entities that subcontract to the Kurchatov Institute. If we are unable to obtain such a license or other right on terms that it deems to be reasonable, then we may not be able to fully exploit our intellectual property and may be hindered in the sale of its products and services.

WE RELY UPON SETH GRAE AND THE LOSS OF MR. GRAE WOULD HAVE AN ADVERSE EFFECT ON THORIUM POWER.

Thorium Power’s success depends upon Seth Grae. Mr. Grae’s knowledge of the nuclear power industry, his network of key contacts within that industry and in government and, in particular, his expertise in the potential markets for the company’s technologies, is critical to the implementation of our business model. Mr. Grae is likely to be a significant factor in our future growth and success. The loss of the service of Mr. Grae would have a material adverse effect on our Company. We do not have key man insurance policies relating to Seth Grae or any other key individuals and do not anticipate obtaining any such insurance.

THE PRICE OF FOSSIL FUELS OR URANIUM MAY FALL, WHICH WOULD REDUCE THE INTEREST IN THORIUM FUEL BY REDUCING ECONOMIC ADVANTAGES OF UTILIZING THORIUM BASED FUELS AND ADVERSELY AFFECT THE MARKET PROSPECTS FOR OUR FUEL DESIGNS.

Coal, uranium and crude oil prices are currently at very high levels. Management believes the high cost of these fuels has resulted in increased interest in other sources of energy such as thorium. If prices of traditional energy sources fall, then the demand that the company expects for thorium based fuels may not materialize. A decrease in demand for thorium based fuels would negatively affect our future operating results.

OUR RESEARCH OPERATIONS ARE CONDUCTED PRIMARILY IN RUSSIA, MAKING THEM SUBJECT TO POLITICAL UNCERTAINTIES RELATING TO RUSSIA AND U.S.-RUSSIA RELATIONS.

Substantially all of our present research activities are in Russia. Our research operations are subject to various political risks and uncertainties inherent in the country of Russia. If U.S.-Russia relations deteriorate, the Russian government may decide to scale back or even cease completely its cooperation with the United States on various international projects, including in the plutonium disposition program and nuclear power technology development programs. If this happened, our research and development program in Russia could be scaled back or shut down, which could have a significant adverse impact on our ability to execute our business model. Furthermore, the Russian institutes engaged in the Thorium Power project are highly regulated and, in many instances, are controlled by the Russian government. The Russian government could decide that the nuclear scientists engaged in our project in Russia or testing facilities employed in this project should be redirected to other high priority national projects in the nuclear sector which could lead to delays or have some other significant adverse impact on our project.

WE SERVE THE NUCLEAR POWER INDUSTRY, WHICH IS HIGHLY REGULATED.

The nuclear power industry is a highly regulated industry. We intend to license our fuel designs to nuclear fuel fabricators, who would, in turn, sell the thorium-based nuclear fuel that is produced using our intellectual property to nuclear generating companies. All nuclear companies are subject to the jurisdiction of the United States Nuclear Regulatory Commission, or its foreign equivalents, with respect to the operation of nuclear reactors, fuel cycle facilities and handling of nuclear materials and technologies. The U.S. Nuclear Regulatory Commission, and its foreign equivalents, subject nuclear facilities to continuing review and regulation covering, among other things, operations, maintenance, emergency planning, security and environmental and radiological aspects of those facilities. These nuclear regulatory bodies may modify, suspend or revoke operating licenses and impose civil penalties for failure to comply with applicable laws and regulations such as the Atomic Energy Act, the regulations under such Act or the terms of such licenses. Possession and use of nuclear materials, including thorium-based nuclear fuel, would require the approval of the United States Nuclear Regulatory Commission or its counterparts around the world and would be subject to monitoring by international agencies.

PUBLIC OPPOSITION TO NUCLEAR POWER COULD INCREASE.

Successful execution of our business model is dependent upon public support for nuclear power in the United States and other countries. Nuclear power faces strong opposition from certain competitive fuels, individuals and organizations. The occurrence of another major, Chernobyl-like, nuclear accident could have a significant adverse effect on public opinion about nuclear power and the favorable regulatory climate needed to introduce new nuclear technologies. Strong public opposition could hinder the construction of new nuclear power plants and lead to an early shut-down of the existing nuclear power plants. Furthermore, nuclear fuel fabrication and the use of new nuclear fuels in reactors must be licensed by the United States Nuclear Regulatory Commission and equivalent foreign governmental authorities. The licensing process includes public hearings in which opponents of the use of nuclear power might be able to cause the issuance of required licenses to be delayed or denied. In fact, since the Chernobyl nuclear accident, no new nuclear power plant has been built and opened in the United States.

MODIFICATIONS TO EXISTING NUCLEAR FUEL CYCLE INFRASTRUCTURE AS WELL AS REACTORS MAY PROVE TOO EXTENSIVE OR COSTLY.

The existing nuclear fuel cycle infrastructure is predominantly based on low-enrichment uranium oxide fuels. Introduction of thorium based fuel designs, which require relatively higher enriched uranium or plutonium as a source of reactivity, into the existing nuclear fuel cycle supply chain would necessitate certain changes to procedures, processes and equipment used by existing nuclear fuel fabrication facilities and nuclear fuel transportation companies. In addition, our nuclear fuel designs rely on fabrication technologies that may be different from the fabrication techniques presently utilized by existing fuel fabricators. In particular, our metallic seed rods must be produced using a co-extrusion fabrication process that was developed in Russia. Presently, most commercial nuclear fuel is produced using a pellet fabrication technology, whereby uranium oxide is packed into small pellets that are stacked and sealed inside metallic tubes. The co-extrusion fabrication technology involves extrusion of a single-piece solid fuel rod from a metallic matrix containing uranium or plutonium seed fuel. While the co-extrusion fabrication process has been successfully used in Russia for decades to produce one-meter long metallic nuclear fuel rods used in nuclear reactors that propel Russian icebreakers, it must be upgraded and tested to demonstrate its ability to produce longer metallic rods (approximately 3.5-meters long for Russian VVER-1000 reactors) so that our seed fuel can be consistent with the standard length of fuel rods used in existing commercial reactors. Full-size metallic fuel rods have not yet been produced using this fabrication process, and there are no guarantees that this new fabrication technology will be successful.

Deployment of our nuclear fuel designs into existing commercial reactors may require modifications to existing equipment, refueling and fuel handling procedures, and other processes utilized at existing nuclear power plants. The costs of such modifications are difficult to ascertain. While one of our goals is to make its fuel designs as compatible as possible with the design of existing commercial reactors in order to minimize the extent and cost of modifications that may be required, we may not be able to achieve compatibility sufficient to reduce the extent and costs of required modifications enough to make its design economical for reactor operations.

OUR NUCLEAR FUEL PROCESS IS DEPENDENT ON OUTSIDE SUPPLIERS OF NUCLEAR AND OTHER MATERIALS.

  Production of fuel assemblies using our nuclear fuel designs is dependent on the ability of fuel fabricators to obtain supplies of thorium oxide for the “blanket” component of its fuel assembly design. Fabricators will also need to obtain metal for components, particularly zirconium. These materials are regulated and can be difficult to obtain or may have unfavorable pricing terms. The inability of fabricators to obtain these materials could have a material adverse effect on their ability to market fuel based on our technology.

WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY, PARTICULARLY IN LIGHT OF RUSSIAN INTELLECTUAL PROPERTY LAWS.

Intellectual property rights are evolving in Russia, trending towards international norms, but are by no means fully developed. We work closely with the Kurchatov Institute in Russia to develop some of its intellectual property and so some of its intellectual property rights derive, or are affected by, Russian intellectual property laws. If the application of these laws to our intellectual property rights proves inadequate, then the Company may not be able to fully avail itself of its intellectual property and its business model may therefore be impeded.

ITEM 3. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this Report. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our acting Chief Financial Officer. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to management (including the Chief Executive Officer and acting Chief Financial Officer) to allow timely decisions regarding required disclosure and that our disclosure controls and procedures are effective to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal year covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and acting Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we may become involved in claims and legal proceedings which arise in the ordinary course of our business. Litigation is subject to inherent uncertainties, and an adverse result in a claim or legal proceeding matter may arise from time to time that may harm our business. Other than the following, we are not aware of any such claims or legal proceedings that would have a material adverse affect on our business, financial condition or operating results.

On March 31, 2006, Novastar, Thorium Power and their respective officers were served, through their counsel, with a verified complaint by Raj Pamnani. Mr. Pamnani alleges that Novastar and Thorium Power and their respective officers breached an oral consulting agreement he alleges was entered into between Mr. Pamnani and Novastar and demands a combination of shares of unrestricted common stock of Novastar and payment of monetary damages in the amount of $10 million plus an additional $5 million in punitive damages. The action was filed in the Supreme Court of the State of New York, County of New York, and Novastar filed a Motion to Dismiss the complaint on May 23, 2006. On August 8, 2006, the parties entered into a Settlement Agreement whereby Mr. Pamnani irrevocably and forever waived and released any and all claims against Novastar, Thorium Power and the other defendants named in the complaint, through the date of execution of the Settlement Agreement, in return for the issuance of 215,000 shares of common stock of Novastar, as well as warrants to purchase 107,500 shares of Novastar common stock at a price of $0.48 per share.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF  PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 5, 2006, we held a Special Meeting of Stockholders at which a majority of the stockholders of the Company approved certain amendments to the Company’s Articles of Incorporation.

The following table sets forth the matters voted upon at the meeting and the results of the voting on each matter voted upon:

Matter Voted Upon	Votes For	Withheld	Votes Against	Abstentions	Broker Non-Votes
(1) To approve the Company’s Second Amended and Restated 2006 Stock Plan	90,503,078	--	2,761,856	58,710	--
(2) To approve an amendment to the articles of incorporation of the Company that increases the number of authorized common shares from 250,000,000 to 500,000,000	93,006,084	--	291,050	26,510	--
(3) To approve an amendment to the articles of incorporation of the Company that changes the name of the Company to “Thorium Power, Ltd.”	93,159,634	--	147,500	16,510	--
(4) To approve an amendment to the articles of incorporation of the Company that increases the maximum number of directors that may be appointed to the Board of Directors from 5 to 15	91,883,014	--	253,160	1,187,470	--

                 In accordance with the terms set forth in the proxy statement related to the solicitation of proxies for use at the special meeting, an abstention from voting was used for the purpose of establishing a quorum, and was considered a vote “against” a proposal. Each of the above matters were each approved by the stockholders at the annual meeting.

ITEM 5. OTHER INFORMATION

               On November 8, 2006, we notified Charles Merchant that we will not make any further payments under the mineral lease relating to our Cleburne, Alabama property and we relinquished any and all rights in such property to Mr. Merchant in accordance with our mineral lease for such property.  Our mineral lease amendment provides, among other things, that Mr. Merchant's only remedy for our breach of this mineral lease is to take back our rights in the property.  A copy of the notice of termination is filed as Exhibit 10.12 to this quarterly report.

                 On November 8, 2006, Seth Grae, our Chief Executive Officer, Larry Goldman, our Acting Chief Financial Officer, and Andrey Mushakov, our Executive Vice President - International Nuclear Operations, each signed our standard form of indemnification agreement.  A copy of the form of this agreement is filed as exhibit 10.13 to this quarterly report.

ITEM 6. EXHIBITS

The following exhibits are filed with this report, except those indicated as having previously been filed with the SEC and are incorporated by reference to another report, registration statement or form. As to any shareholder of record requesting a copy of this report, we will furnish any exhibit indicated in the list below as filed with this report upon payment to us of our expenses in furnishing the information.

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB filed on December 17, 1999).
3.2	Certificate of Amendment (incorporated by reference from our Current Report on Form 8-K filed on October 5, 2006.
3.3	By-laws (incorporated by reference from our Current Report on Form 8-K filed on September 18, 2006).
4.1	Novastar Resources, Ltd. Second Amended and Restated 2006 Stock Plan, dated July 17, 2006 (incorporated by reference from our Current Report on Form 8-K filed on July 21, 2006.
10.1
Agreement and Plan of Merger dated as of February 14, 2006, between Novastar Resources Ltd., TP Acquisition Corp. and Thorium Power Inc. (incorporated by reference from our Current Report on Form 8-K filed on June 13, 2006).

10.2
Amendment No. 1, dated June 9, 2006, to Agreement and Plan of Merger between Novastar Resources Ltd., TP Acquisition Corp. and Thorium Power Inc. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed June 13, 2006).

10.3
Amendment No. 2, dated August 8, 2006, to Agreement and Plan of Merger between Novastar Resources Ltd., TP Acquisition Corp. and Thorium Power Inc. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed August 9, 2006).

10.4	Employment Agreement, dated July 27, 2006, between Novastar Resources, Ltd. and Andrey Mushakov (incorporated by reference to Exhibit 10.1 of from our Current Report on Form 8-K filed August 4, 2006).
10.5
Stock Option Agreement, dated July 27, 2006, between Novastar Resources, Ltd. and Andrey Mushakov (incorporated by reference to Exhibit 10.2 of from our Current Report on Form 8-K filed August 4, 2006).

10.6
Employment Agreement, dated July 27, 2006, between Novastar Resources, Ltd. and Thomas Graham, Jr. (incorporated by reference to Exhibit 10.3 of from our Current Report on Form 8-K filed August 4, 2006).

10.7
Stock Option Agreement, dated July 27, 2006, between Novastar Resources, Ltd. and Thomas Graham, Jr. (incorporated by reference to Exhibit 10.4 of from our Current Report on Form 8-K filed August 4, 2006).

10.8
Independent Director Contract, dated August 21, 2006, between Novastar Resources, Ltd. and Victor Alessi (incorporated by reference to Exhibit 10.1 of from our Current Report on Form 8-K filed August 25, 2006).

10.9
Stock Option Agreement, dated August 21, 2006, between Novastar Resources, Ltd. and Victor Alessi (incorporated by reference to Exhibit 10.2 of from our Current Report on Form 8-K filed August 25, 2006).

10.10
Independent Director’s Contract, dated October 23, 2006, between Thorium Power, Ltd. and Jack D. Ladd ( incorporated by reference to Exhibit 10.1 of from our Current Report on Form 8-K filed October 23, 2006)

10.11
Independent Director’s Contract, dated October 23, 2006, between Thorium Power, Ltd. and Daniel B. Magraw, Jr. ( incorporated by reference to Exhibit 10.1 of from our Current Report on Form 8-K filed October 23, 2006)

10.12	Notice of termination of Cleburne, Alabama property mineral property lease agreement *
10.13	Form of indemnification agreement *
31.1	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification - Principal Accounting Officer*
32	Section 1350 Certifications*
______________
* filed herewith

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-QSB to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: November 9, 2006

THORIUM POWER, LTD.

/s/ Seth Grae
By:
Seth Grae
Chief Executive Officer,
President and Director

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB filed on December 17, 1999).
3.2	Certificate of Amendment (incorporated by reference from our Current Report on Form 8-K filed on October 5, 2006.
3.3	By-laws (incorporated by reference from our Current Report on Form 8-K filed on September 18, 2006).
4.1	Novastar Resources, Ltd. Second Amended and Restated 2006 Stock Plan, dated July 17, 2006 (incorporated by reference from our Current Report on Form 8-K filed on July 21, 2006.
10.1
Agreement and Plan of Merger dated as of February 14, 2006, between Novastar Resources Ltd., TP Acquisition Corp. and Thorium Power Inc. (incorporated by reference from our Current Report on Form 8-K filed on June 13, 2006).

10.2
Amendment No. 1, dated June 9, 2006, to Agreement and Plan of Merger between Novastar Resources Ltd., TP Acquisition Corp. and Thorium Power Inc. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed June 13, 2006).

10.3
Amendment No. 2, dated August 8, 2006, to Agreement and Plan of Merger between Novastar Resources Ltd., TP Acquisition Corp. and Thorium Power Inc. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed August 9, 2006).

10.4	Employment Agreement, dated July 27, 2006, between Novastar Resources, Ltd. and Andrey Mushakov (incorporated by reference to Exhibit 10.1 of from our Current Report on Form 8-K filed August 4, 2006).
10.5
Stock Option Agreement, dated July 27, 2006, between Novastar Resources, Ltd. and Andrey Mushakov (incorporated by reference to Exhibit 10.2 of from our Current Report on Form 8-K filed August 4, 2006).

10.6
Employment Agreement, dated July 27, 2006, between Novastar Resources, Ltd. and Thomas Graham, Jr. (incorporated by reference to Exhibit 10.3 of from our Current Report on Form 8-K filed August 4, 2006).

10.7
Stock Option Agreement, dated July 27, 2006, between Novastar Resources, Ltd. and Thomas Graham, Jr. (incorporated by reference to Exhibit 10.4 of from our Current Report on Form 8-K filed August 4, 2006).

10.8
Independent Director Contract, dated August 21, 2006, between Novastar Resources, Ltd. and Victor Alessi (incorporated by reference to Exhibit 10.1 of from our Current Report on Form 8-K filed August 25, 2006).

10.9
Stock Option Agreement, dated August 21, 2006, between Novastar Resources, Ltd. and Victor Alessi (incorporated by reference to Exhibit 10.2 of from our Current Report on Form 8-K filed August 25, 2006).

10.10
Independent Director’s Contract, dated October 23, 2006, between Thorium Power, Ltd. and Jack D. Ladd ( incorporated by reference to Exhibit 10.1 of from our Current Report on Form 8-K filed October 23, 2006)

10.11
Independent Director’s Contract, dated October 23, 2006, between Thorium Power, Ltd. and Daniel B. Magraw, Jr. ( incorporated by reference to Exhibit 10.1 of from our Current Report on Form 8-K filed October 23, 2006)

10.12	Notice of termination of Cleburne, Alabama property mineral property lease agreement *
10.13	Form of indemnification agreement *
31.1	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification - Principal Accounting Officer *
32	Section 1350 Certifications *
______________
* filed herewith

Exhibit 10.12
Notice of termination of  Cleburne, Alabama property mineral property lease agreement

Thorium Power, Ltd.

www.ThoriumPower.com                                                                                                                                          Seth Grae
                                                                                                                                                                             President & CEO
November 8, 2006

VIA FAX AND FEDEX

Mr. Charles Merchant
CM Properties
3189 County Road 10
Heflin, AL 36264

Re:	Notice of Termination - Assignment of Minerals Lease

Dear Mr. Merchant,

Reference is made to the Assignment of Minerals Lease Agreement, dated as of December 31, 2005, between your sole proprietorship, CM Properties and Thorium Power, Ltd. (formerly, Novastar Resources Ltd.) (the “Company’), as amended by Amendment No. 1 to Assignment of Minerals Lease, dated March 5, 2006, between such parties (the “Mineral Lease”).

Section 1 of the amendment referred to above provides that notwithstanding any other provision of the Mineral Lease, the sole remedy available to you for a breach of the Agreement by the Company is the termination of the Agreement and that no further relief or recourse, whether at law, in equity, or otherwise, will be available to you.

The Company has determined, based on independent core drilling sample test results regarding the mineral content of the Cleburne County District of Alabama properties that are the subject of the Mineral Lease (the “Properties”), that it is not economically feasible for us to mine the Properties and provide a satisfactory rate of return on investment to our stockholders. Accordingly, the Company intends to cease performance of its obligations under the Mineral Lease and to forfeit any rights that it has to the Properties and re-vest in you those rights. The Company will pay the outstanding invoice in the amount of $6,671.00 that you submitted that covers payroll for your two employees for the period from October 30 through December 1, 2006 and fuel charges from October 4 through October 24, 2006. The Company, however, will make no further payments to you in cash or equity and it is the Company’s position that if you believe any amounts in cash or equity are due to you, your sole recourse for the Company’s failure to pay such amounts would be termination of the Mineral Lease as per the provision in Section 1 of the amendment to the Mineral Lease described above.

   The Company will take any reasonable action that you deem necessary to re-vest in you any interest in the Properties that the Company holds as a result of the Mineral Lease.

                Please note that this termination is specific to the Properties covered by the Mineral Lease and in no way affects the thorium/monazite mineral properties located in Clay County, Alabama that were assigned to the Company by American Graphite Holdings pursuant to that certain Assignment of Specific Mineral Rights Agreement dated September 14, 2005, as amended March 5, 2006.

Very truly yours,
Thorium Power, Ltd.

/s/ Seth Grae
 By:
Seth Grae
Chief Executive Officer,
President and Director

Thorium Power, Ltd., 8300 Greensboro Drive, Suite 800, McLean, VA 22102 USA
Tel 703-918-4918 Fax 202-318-2502 E-Mail sgrae@ThoriumPower.com

Exhibit 10.13
Form of indemnification agreement

INDEMNIFICATION AGREEMENT

This Indemnification Agreement, dated as of the __ day of ____________, 2006 is made by and between THORIUM POWER, LTD., a Nevada corporation (the "Company"), and ________________________, an officer or director of the Company (the “Indemnitee”).

RECITALS

A. The Company and the Indemnitee recognize that the present state of the law is too uncertain to provide the Company's officers and directors with adequate and reliable advance knowledge or guidance with respect to the legal risks and potential liabilities to which they may become personally exposed as a result of performing their duties for the Company;

B. The Company and the Indemnitee are aware of the substantial growth in the number of lawsuits filed against corporate officers and directors in connection with their activities in such capacities and by reason of their status as such;

C. The Company and the Indemnitee recognize that the cost of defending against such lawsuits, whether or not meritorious, is typically beyond the financial resources of most officers and directors of the Company;

D. The Company and the Indemnitee recognize that the legal risks and potential liabilities, and the threat thereof, associated with proceedings filed against the officers and directors of the Company bear no reasonable relationship to the amount of compensation received by the Company's officers and directors;

E. The Company, after reasonable investigation prior to the date hereof, has determined that the liability insurance coverage available to the Company as of the date hereof is inadequate, unreasonably expensive or both. The Company believes, therefore, that the interest of the Company and its current and future shareholders would be best served by a combination of (i) such insurance as the Company may obtain pursuant to the Company's obligations hereunder and (ii) a contract with its officers and directors, including the Indemnitee, to indemnify them to the fullest extent permitted by law (as in effect on the date hereof, or, to the extent any amendment may expand such permitted indemnification, as hereafter in effect) against personal liability for actions taken in the performance of their duties to the Company;

F. Section 78.7502 of the Nevada Revised Statutes empowers Nevada corporations to indemnify their officers and directors and further states that the indemnification provided by Section 78.7502 shall not be deemed exclusive of any other rights to which those seeking indemnification may be entitled under the articles of incorporation or any bylaw, agreement, vote of shareholders or disinterested directors or otherwise, both as to action in an official capacity and as to action in another capacity while holding such office; thus, Section 78.7502 does not by itself limit the extent to which the Company may indemnify persons serving as its officers and directors;

G. The Company's Articles of Incorporation and Bylaws authorize the indemnification of the officers and directors of the Company in excess of that expressly permitted by Section 78.7502;

H. The Board of Directors of the Company has concluded that, to retain and attract talented and experienced individuals to serve as officers and directors of the Company and to encourage such individuals to take the business risks necessary for the success of the Company, it is necessary for the Company to contractually indemnify its officers and directors, and to assume for itself liability for expenses and damages in connection with claims against such officers and directors in connection with their service to the Company, and has further concluded that the failure to provide such contractual indemnification could result in great harm to the Company and its shareholders;

I. The Company desires and has requested the Indemnitee to serve or continue to serve as a director or officer of the Company, free from undue concern for the risks and potential liabilities associated with such services to the Company; and

J. The Indemnitee is willing to serve, or continue to serve, the Company, provided, and on the expressed condition, that she is furnished with the indemnification provided for herein.

AGREEMENT

NOW, THEREFORE, the Company and Indemnitee agree as follows:

1. DEFINITIONS.

(a) “EXPENSES” means, for the purposes of this Agreement, all direct and indirect costs of any type or nature whatsoever (including, without limitation, any fees and disbursements of Indemnitee's counsel, accountants and other experts and other out-of-pocket costs) actually and reasonably incurred by the Indemnitee in connection with the investigation, preparation, defense or appeal of a Proceeding; provided, however, that Expenses shall not include judgments, fines, penalties or amounts paid in settlement of a Proceeding.

(b) “PROCEEDING” means, for the purposes of this Agreement, any threatened, pending or completed action or proceeding, whether civil, criminal, administrative or investigative (including an action brought by or in the right of the Company) in which Indemnitee may be or may have been involved as a party or otherwise, by reason of the fact that Indemnitee is or was a director or officer of the Company, by reason of any action taken by her or of any inaction on her part while acting as such director or officer or by reason of the fact that she is or was serving at the request of the Company as a director, officer, employee or agent of another foreign or domestic corporation, partnership, joint venture, trust or other enterprise, or was a director or officer of the foreign or domestic corporation which was a predecessor corporation to the Company or of another enterprise at the request of such predecessor corporation, whether or not she is serving in such capacity at the time any liability or expense is incurred for which indemnification or reimbursement can be provided under this Agreement.
2. AGREEMENT TO SERVE.

Indemnitee agrees to serve or continue to serve as a director or officer of the Company to the best of her abilities at the will of the Company or under separate contract, if such contract exists, for so long as Indemnitee is duly elected or appointed and qualified or until such time as she tenders her resignation in writing. Nothing contained in this Agreement is intended to create in Indemnitee any right to continued employment.

3. INDEMNIFICATION.

(a) THIRD PARTY PROCEEDINGS. The Company shall indemnify Indemnitee against Expenses, judgments, fines, penalties or amounts paid in settlement (if the settlement is approved in advance by the Company) actually and reasonably incurred by Indemnitee in connection with a Proceeding (other than a Proceeding by or in the right of the Company) if Indemnitee acted in good faith and in a manner Indemnitee reasonably believed to be in the best interests of the Company, and, with respect to any criminal action or proceeding, had no reasonable cause to believe Indemnitee's conduct was unlawful. The termination of any Proceeding by judgment, order, settlement, conviction, or upon a plea of NOLO CONTENDERE or its equivalent, shall not, of itself, create a presumption that Indemnitee did not act in good faith and in a manner which Indemnitee reasonably believed to be in the best interests of the Company, or, with respect to any criminal Proceeding, had no reasonable cause to believe that Indemnitee's conduct was unlawful.

(b) PROCEEDINGS BY OR IN THE RIGHT OF THE COMPANY. To the fullest extent permitted by law, the Company shall indemnify Indemnitee against Expenses and amounts paid in settlement, actually and reasonably incurred by Indemnitee in connection with a Proceeding by or in the right of the Company to procure a judgment in its favor if Indemnitee acted in good faith and in a manner Indemnitee reasonably believed to be in the best interests of the Company and its shareholders. Notwithstanding the foregoing, no indemnification shall be made in respect of any claim, issue or matter as to which Indemnitee shall have been adjudged liable to the Company in the performance of Indemnitee's duty to the Company and its shareholders unless and only to the extent that the court in which such action or proceeding is or was pending shall determine upon application that, in view of all the circumstances of the case, Indemnitee is fairly and reasonably entitled to indemnity for expenses and then only to the extent that the court shall determine.

(c) SCOPE. Notwithstanding any other provision of this Agreement but subject to SECTION 14(b), the Company shall indemnify the Indemnitee to the fullest extent permitted by law, notwithstanding that such indemnification is not specifically authorized by other provisions of this Agreement, the Company's Articles of Incorporation, the Company's Bylaws or by statute.

    4. LIMITATIONS ON INDEMNIFICATION.

Any other provision herein to the contrary notwithstanding, the Company shall not be obligated pursuant to the terms of this Agreement:
(a) EXCLUDED ACTS. To indemnify Indemnitee for any acts or omissions or transactions from which a director may not be relieved of liability under applicable law;

(b) EXCLUDED INDEMNIFICATION PAYMENTS. To indemnify or advance Expenses in violation of any prohibition or limitation on indemnification under the statutes, regulations or rules promulgated by any state or federal regulatory agency having jurisdiction over the Company.

(c) CLAIMS INITIATED BY INDEMNITEE. To indemnify or advance Expenses to Indemnitee with respect to Proceedings or claims initiated or brought voluntarily by Indemnitee and not by way of defense, except with respect to proceedings brought to establish or enforce a right to indemnification under this Agreement or any other statute or law or otherwise as required under Section 78.7502 of the Nevada Revised Statutes, but such indemnification or advancement of Expenses may be provided by the Company in specific cases if the Board of Directors has approved the initiation or bringing of such suit;

(d) LACK OF GOOD FAITH. To indemnify Indemnitee for any Expenses incurred by the Indemnitee with respect to any proceeding instituted by Indemnitee to enforce or interpret this Agreement, if a court of competent jurisdiction determines that each of the material assertions made by the Indemnitee in such proceeding was not made in good faith or was frivolous;

(e) INSURED CLAIMS. To indemnify Indemnitee for Expenses or liabilities of any type whatsoever (including, but not limited to, judgments, fines, ERISA excise taxes or penalties, and amounts paid in settlement) which have been paid directly to or on behalf of Indemnitee by an insurance carrier under a policy of directors' and officers' liability insurance maintained by the Company or any other policy of insurance maintained by the Company or Indemnitee;

(f) CLAIMS UNDER SECTION 16(b). To indemnify Indemnitee for Expenses and the payment of profits arising from the purchase and sale by Indemnitee of securities in violation of Section 16(b) of the Securities Exchange Act of 1934, as amended, or any similar successor statute.

5. DETERMINATION OF RIGHT TO INDEMNIFICATION.

Upon receipt of a written claim addressed to the Board of Directors for indemnification pursuant to SECTION 3, the Company shall determine by any of the methods set forth in Section 78.751 of the Nevada Revised Statutes whether Indemnitee has met the applicable standards of conduct which makes it permissible under applicable law to indemnify Indemnitee. If a claim under SECTION 3 is not paid in full by the Company within ninety (90) days after such written claim has been received by the Company, the Indemnitee may at any time thereafter bring suit against the Company to recover the unpaid amount of the claim and, unless such action is dismissed by the court as frivolous or brought in bad faith, the Indemnitee shall be entitled to be paid also the expense of prosecuting such claim. The court in which such action is brought shall determine whether Indemnitee or the Company shall have the burden of proof concerning whether Indemnitee has or has not met the applicable standard of conduct.

6. ADVANCEMENT AND REPAYMENT OF EXPENSES.

Subject to SECTION 4 hereof, the Expenses incurred by Indemnitee in defending and investigating any Proceeding shall be paid by the Company in advance of the final disposition of such Proceeding within 30 days after receiving from Indemnitee the copies of invoices presented to Indemnitee for such Expenses, if Indemnitee shall provide an undertaking to the Company to repay such amount to the extent it is ultimately determined that Indemnitee is not entitled to indemnification. In determining whether or not to make an advance hereunder, the ability of Indemnitee to repay shall not be a factor. Notwithstanding the foregoing, in a proceeding brought by the Company directly, in its own right (as distinguished from an action bought derivatively or by any receiver or trustee), the Company shall not be required to make the advances called for hereby if the Board of Directors determines, in its sole discretion, that it does not appear that Indemnitee has met the standards of conduct which make it permissible under Applicable law to indemnify Indemnitee and the advancement of Expenses would not be in the best interests of the Company and its shareholders.

7. PARTIAL INDEMNIFICATION.

If the Indemnitee is entitled under any provision of this Agreement to indemnification or advancement by the Company of some or a portion of any Expenses or liabilities of any type whatsoever (including, but not limited to, judgments, fines, penalties, and amounts paid in settlement) incurred by him in the investigation, defense, settlement or appeal of a Proceeding, but is not entitled to indemnification or advancement of the total amount thereof, the Company shall nevertheless indemnify or pay advancements to the Indemnitee for the portion of such Expenses or liabilities to which the Indemnitee is entitled.

8. NOTICE TO COMPANY BY INDEMNITEE.

Indemnitee shall notify the Company in writing of any matter with respect to which Indemnitee intends to seek indemnification hereunder as soon as reasonably practicable following the receipt by Indemnitee of written notice thereof; provided, however, that any delay in so notifying the Company shall not constitute a waiver by Indemnitee of her rights hereunder. The written notification to the Company shall be addressed to the Board of Directors and shall include a description of the nature of the Proceeding and the facts underlying the Proceeding and be accompanied by copies of any documents filed with the court in which the Proceeding is pending. In addition, Indemnitee shall give the Company such information and cooperation as it may reasonably require and as shall be within Indemnitee's power.

9. MAINTENANCE OF LIABILITY INSURANCE.

(a) Subject to SECTION 4 hereof, the Company hereby agrees that so long as Indemnitee shall continue to serve as a director or officer of the Company and thereafter so long as Indemnitee shall be subject to any possible Proceeding, the Company, subject to SECTION 9(B), shall use reasonable commercial efforts to obtain and maintain in full force and effect directors' and officers' liability insurance (“D&O Insurance”) which provides Indemnitee the same rights and benefits as are accorded to the most favorably insured of the Company's directors, if Indemnitee is a director; or of the Company's officers, if Indemnitee is not a director of the Company but is an officer.

(b) Notwithstanding the foregoing, the Company shall have no obligation to obtain or maintain D&O Insurance if the Company determines in good faith that such insurance is not reasonably available, the premium costs for such insurance are disproportionate to the amount of coverage provided, the coverage provided by such insurance is limited by exclusions so as to provide an insufficient benefit, or the Indemnitee is covered by similar insurance maintained by a subsidiary or parent of the Company.

(c) If, at the time of the receipt of a notice of a claim pursuant to SECTION 8 hereof, the Company has D&O Insurance in effect, the Company shall give prompt notice of the commencement of such Proceeding to the insurers in accordance with the procedures set forth in the respective policies. The Company shall thereafter take all necessary or desirable action to cause such insurers to pay, on behalf of the Indemnitee, all amounts payable as a result of such Proceeding in accordance with the terms of such policies.

10. DEFENSE OF CLAIM.

In the event that the Company shall be obligated under SECTION 6 hereof to pay the Expenses of any Proceeding against Indemnitee, the Company, if appropriate, shall be entitled to assume the defense of such Proceeding, with counsel approved by Indemnitee, which approval shall not be unreasonably withheld, upon the delivery to Indemnitee of written notice of its election to do so. After delivery of such notice, approval of such counsel by Indemnitee and the retention of such counsel by the Company, the Company will not be liable to Indemnitee under this Agreement for any fees of counsel subsequently incurred by Indemnitee with respect to the same Proceeding, provided that (i) Indemnitee shall have the right to employ her counsel in any such Proceeding at Indemnitee's expense; and (ii) if (A) the employment of counsel by Indemnitee has been previously authorized by the Company, or (B) Indemnitee shall have reasonably concluded that there may be a conflict of interest between the Company and the Indemnitee in the conduct of such defense or (C) the Company shall not, in fact, have employed counsel to assume the defense of such Proceeding, then the fees and expenses of Indemnitee's counsel shall be at the expense of the Company.

11. ATTORNEYS' FEES.

In the event that Indemnitee or the Company institutes an action to enforce or interpret any terms of this Agreement, the Company shall reimburse Indemnitee for all of the Indemnitee's reasonable fees and expenses in bringing and pursuing such action or defense, unless as part of such action or defense, a court of competent jurisdiction determines that the material assertions made by Indemnitee as a basis for such action or defense were not made in good faith or were frivolous.

12. CONTINUATION OF OBLIGATIONS.

All agreements and obligations of the Company contained herein shall continue during the period the Indemnitee is a director or officer of the Company, or is or was serving at the request of the Company as a director, officer, fiduciary, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, and shall continue thereafter so long as the Indemnitee shall be subject to any possible proceeding by reason of the fact that Indemnitee served in any capacity referred to herein.

13. SUCCESSORS AND ASSIGNS.

This Agreement establishes contract rights that shall be binding upon, and shall inure to the benefit of, the successors, assigns, heirs and legal representatives of the parties hereto.

14. NON-EXCLUSIVITY.

(a) The provisions for indemnification and advancement of expenses set forth in this Agreement shall not be deemed to be exclusive of any other rights that the Indemnitee may have under any provision of law, the Company's Articles of Incorporation or Bylaws, the vote of the Company's shareholders or disinterested directors, other agreements or otherwise, both as to action in her official capacity and action in another capacity while occupying her position as a director or officer of the Company.

(b) In the event of any changes, after the date of this Agreement, in any applicable law, statute, or rule which expand the right of a Nevada corporation to indemnify its officers and directors, the Indemnitee's rights and the Company's obligations under this Agreement shall be expanded to the full extent permitted by such changes. In the event of any changes in any applicable law, statute or rule, which narrow the right of a Nevada corporation to indemnify a director or officer, such changes, to the extent not otherwise required by such law, statute or rule to be applied to this Agreement, shall have no effect on this Agreement or the parties' rights and obligations hereunder.

15. EFFECTIVENESS OF AGREEMENT.

To the extent that the indemnification permitted under the terms of certain provisions of this Agreement exceeds the scope of the indemnification provided for in the Nevada Revised Statutes, such provisions shall not be effective unless and until the Company's Articles of Incorporation authorize such additional rights of indemnification. In all other respects, the balance of this Agreement shall be effective as of the date set forth on the first page and may apply to acts of omissions of Indemnitee which occurred prior to such date if Indemnitee was an officer, director, employee or other agent of the Company, or was serving at the request of the Company as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, at the time such act or omission occurred.

16. SEVERABILITY.

Nothing in this Agreement is intended to require or shall be construed as requiring the Company to do or fail to do any act in violation of applicable law. The Company's inability, pursuant to court order, to perform its obligations under this Agreement shall not constitute a breach of this Agreement. The provisions of this Agreement shall be severable as provided in this SECTION 16. If this Agreement or any portion hereof shall be invalidated on any ground by any court of competent jurisdiction, then the Company shall nevertheless indemnify Indemnitee to the full extent permitted by any applicable portion of this Agreement that shall not have been invalidated, and the balance of this Agreement not so invalidated shall be enforceable in accordance with its terms.

17. GOVERNING LAW.

This Agreement shall be interpreted and enforced in accordance with the laws of the State of Nevada, without reference to its conflict of law principals. To the extent permitted by applicable law, the parties hereby waive any provisions of law which render any provision of this Agreement unenforceable in any respect.

18. NOTICE.

All notices, requests, demands and other communications under this Agreement shall be in writing and shall be deemed duly given (i) if delivered by hand and receipted for by the party addressee or (ii) if mailed by certified or registered mail with postage prepaid, on the third business day after the mailing date. Addresses for notice to either party are as shown on the signature page of this Agreement, or as subsequently modified by written notice.

19. MUTUAL ACKNOWLEDGMENT.

Both the Company and Indemnitee acknowledge that in certain instances, federal law or applicable public policy may prohibit the Company from indemnifying its directors and officers under this Agreement or otherwise. Indemnitee understands and acknowledges that the Company has undertaken or may be required in the future to undertake with the appropriate state or federal regulatory agency to submit for approval any request for indemnification, and has undertaken or may be required in the future to undertake with the Securities and Exchange Commission to submit the question of indemnification to a court in certain circumstances for a determination of the Company's right under public policy to indemnify Indemnitee.

20. COUNTERPARTS.

This Agreement may be executed in one or more counterparts, each of which shall constitute an original.

21. AMENDMENT AND TERMINATION.

No amendment, modification, termination or cancellation of this Agreement shall be effective unless in writing signed by both parties hereto.

[Signature Page Follows]

IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year set forth above.

COMPANY: THORIUM POWER, LTD. By: Name: SETH GRAE Title: CHIEF EXECUTIVE OFFICER Address: 8300 Greensboro Drive, Suite 800 McLean, VA 22102	INDEMNITEE: NAME: Address:

Exhibit 31.1
Certification of Principal Executive Officer
I, Seth Grae, certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB of Thorium Power, Ltd.;

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

Date: November 9, 2006

/s/ Seth Grae
Seth Grae, Principal Executive Officer

Exhibit 31.2
Certification of Principal Financial Officer
I, Larry Goldman, certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB of Thorium Power, Ltd.;

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

Date: November 9, 2006

/s/ Larry Goldman
Larry Goldman, Principal Financial Officer

Exhibit 32
Section 1350 Certifications

STATEMENT FURNISHED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned is the Chief Executive Officer and Treasurer or Principal Accounting Officer of Thorium Power, Ltd. This Certification is made pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies the Quarterly Report on Form 10-QSB of Thorium Power, Ltd. for the three months ended September 30, 2006.

The undersigned certifies that such 10-QSB Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such 10-QSB Report fairly presents, in all material respects, the financial condition and results of operations of Thorium Power, Ltd. as of September 30, 2006.

This Certification is executed as of November 9, 2006.

By: /s/ Seth Grae
-----------------------------------------
Name: Seth Grae
Title: President, Chief Executive Officer and Director
(Principal Executive Officer)

By: /s/ Larry Goldman
-----------------------------------------
Name: Larry Goldman
Title: Acting Chief Financial Officer
(Principal Financial Officer)

A signed original of this written statement required by Section 906 has been provided to Thorium Power, Ltd. and will be retained by Thorium Power and furnished to the Securities and Exchange Commission or its staff upon request.