Form 10KSB
period 2006-12-31
Thorium Power, Ltd
filed 2007-03-20
CIK 1084554

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended: December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from __________ to ____________

Commission File Number: 000-28543

THORIUM POWER, LTD.
(Exact name of registrant as specified in its charter)

Nevada	91-1975651
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8300 Greensboro Drive, Suite 800 McLean, Virginia 22102
(Address of principal executive office and zip code)
703.918.4904
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.001

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d)of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State issuer's revenues for its most recent fiscal year: $0

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of March 2, 2007 was $57,097,275.

The number of shares of the registrant's common stock outstanding as of March 2, 2007:  297,221,116 shares.

Documents Incorporated by Reference: Part III (Items 9, 10, 11, 12 and 14) incorporates by reference portions of the Registrant’s Proxy Statement for its Annual Meeting of Stockholders, which will be filed not later than 120 days after December 31, 2006.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report under “Item 1—Business,” “Item 6—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Item 9—Directors and Officers of the Registrant” and “Item 10—Executive Compensation” including, without limitation, those concerning our liquidity and capital resources, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our operations; financial condition; management forecasts; liquidity; anticipated growth; the economy; future economic performance; future acquisitions and dispositions; potential and contingent liabilities; management’s plans; taxes; and the development and utilization of our intellectual property. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates” or similar expressions.

Forward-looking statements are not guarantees of performance and by their nature are subject to inherent risks and uncertainties. We caution you therefore that you should not rely on these forward-looking statements. You should understand the risks and uncertainties discussed in the section on “Risk Factors” and elsewhere in this report, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements.

Any forward-looking information contained in this report speaks only as of the date of the report. Factors or events may emerge from time to time and it is not possible for us to predict all of them. We undertake no obligation to update or revise any forward-looking statements to reflect new information, changed circumstances or unanticipated events.

When used in this report, the terms “Thorium Power,” “Company,” “we,” “our,” and “us” refer to Thorium Power, Ltd. and its wholly-owned subsidiary Thorium Power, Inc. (“Thorium Power, Inc.”).

PART I

Item 1. DESCRIPTION OF BUSINESS.

General Overview

On October 6, 2006, we acquired Thorium Power, Inc. through a merger transaction. Thorium Power, Inc. was incorporated on January 8, 1992. Thorium Power, Inc. has patented proprietary nuclear fuel designs for use in existing commercial nuclear power plants. The merger was accounted for as a reverse merger and Thorium Power, Inc. is being treated as the accounting acquiror.

As discussed in more detail below, in connection with the merger, we changed our line of business. This new line of business, which is now our only business line, is research and development of proprietary nuclear fuel designs for use in nuclear power plants. We began to shift our focus to this business in anticipation of the merger with Thorium Power, Inc. and, upon completion of the merger, this business is conducted through both Thorium Power, Inc. and the Company. Our historical business preceding the merger was mineral exploration which has been phased out completely and all operations of the Company now revolve around Thorium Power, Inc.’s proprietary nuclear fuel designs, although the Company maintains ownership of mineral rights.

We are primarily engaged in the development of proprietary nuclear fuel designs which we intend ultimately to introduce for sale into three markets: (1) nuclear fuel designs for use in commercial nuclear power plants, (2) nuclear fuel designs for reactor-grade plutonium disposition, and (3) nuclear fuel designs for weapons-grade plutonium disposition. These fuel designs are primarily for use in existing or future VVER-1000 light water reactors. We have also been conducting research and development relating to a variant of these nuclear fuel designs for use in existing pressurized water reactors (PWR).

Our future customers may include nuclear fuel fabricators and/or nuclear power plants, and/or the U.S. or foreign governments.

To date, our operations have been devoted primarily to the development and demonstration of our nuclear fuel designs, developing strategic relationships within and outside of the nuclear power industry, securing political and financial support from the U.S. and Russian governments, the filing of patent applications and related administrative functions. We do not currently have any revenues from our activities in this area and expect that we will not generate licensing revenues from this business for several years, until our fuel designs can be fully tested and demonstrated and we obtain the proper approvals to use our nuclear fuel designs in nuclear reactors. Future revenues could be generated through the licensing of our technology and also by providing other services in the nuclear power industry. Accordingly, we prepare our financial statements as a development stage company in accordance with FASB Statement No. 7, “Accounting and Reporting by Development Stage Enterprises.”

Corporate History

We were incorporated under the laws of the State of Nevada on February 2, 1999. During the period from inception until October 6, 2006 we were engaged in businesses other than our current business. On October 6, 2006, we acquired Thorium Power, Inc. in a merger transaction and changed our name to Thorium Power, Ltd. At that time, our operations became the operations of Thorium Power Inc.

The Nuclear Fuel Design Business Story

Before World War II, a then young professor Dr. Edward Teller taught a student named Alvin Radkowsky. Dr. Teller later became one of the most prominent nuclear weapons designers, at the Manhattan Project, and then a lead developer of the hydrogen bomb. Dr. Radkowsky, who never worked on bombs, was the scientific leader of the teams that developed the nuclear reactors that propel submarines and other ships, as well as the first commercial nuclear power plant.

In 1948, H.G. Rickover, who would later be known as Admiral Rickover, proposed the creation of a U.S. nuclear-powered naval fleet. Admiral Rickover believed that the advantages of using nuclear power to propel naval vessels would include the ability of submarines to stay under water for longer periods of time making detection more difficult. Submarines and surface ships, including aircraft carriers, powered by nuclear generators, could also enter combat areas without any need to refuel, obviating the need for refueling tankers to be sent into war zones. Admiral Rickover’s dream had many disbelievers. The idea, which at the time seemed grandiose, would require the design of a nuclear reactor that could fit into a relatively small space within a naval vessel.

By this time, Dr. Teller was one of the most prominent names in physics. When asked by Dr. Teller for a recommendation for Admiral Rickover’s project, Teller referred Dr. Radkowsky, his former student. In 1948 Admiral Rickover hired Dr. Radkowsky as the first Chief Scientist of the Naval Reactors programs. Dr. Radkowsky held that position from the program’s founding in 1948 until he retired from the program in 1972.

In July 1951, the United States Congress authorized the construction of the world’s first nuclear powered submarine. Two and a half years later, on January 21, 1954, First Lady Mamie Eisenhower broke the traditional bottle of champagne across the bow of the ship, that had been named the Nautilus, as it slid into the Thames River in Groton, Connecticut, as the world’s first nuclear powered ship. Dr. Radkowsky was the Chief Scientist for the Naval Reactors project that designed the nuclear power plant of that ship, and all other nuclear powered naval vessels produced during his tenure. The Nautilus shattered all submerged speed and distance records for naval vessels.

In 1953, President Eisenhower asked Admiral Rickover to work on a project that later became known as Atoms for Peace. The project involved the design of the first commercial nuclear power plant on land that could generate electricity. Dr. Radkowsky was asked to be the lead to design the reactor. The reactor was built just outside Pittsburgh, in Shippingport, Pennsylvania, and it began operating on December 2, 1957. It was in operation until October 1982. The groundbreaking for the plant was held in May 1954, with President Eisenhower in attendance, and on May 26, 1958, President Eisenhower opened the plant as the cornerstone of his Atoms for Peace program and marked the beginning of the commercial nuclear power industry. The Shippingport reactor was a light water breeder reactor, and in many ways would be the prototype of all commercial nuclear power plants to follow. Dr. Radkowsky’s name was on key patents as the inventor of the reactor, including the invention of key technologies, without which commercial nuclear power or nuclear propulsion of ships would not be practical. Dr. Radkowsky also designed a thorium-based fuel, in a novel seed-and-blanket configuration, as the original fuel for this first nuclear power plant.

In 1983, Dr. Edward Teller contacted Alvin Radkowsky to encourage Dr. Radkowsky to develop a nuclear fuel that could work in the world’s existing commercial nuclear power plants, but that would not produce nuclear weapons-usable plutonium. Dr. Teller encouraged Dr. Radkowsky to further develop the thorium-based fuels that had been used at the Shippingport reactor, but in an effort to optimize the non-proliferation benefits of thorium-based fuels. Dr. Teller was concerned that plutonium taken from spent fuels could be used to create nuclear weapons. Thereafter, Dr. Radkowsky immediately began working on nuclear fuel designs using thorium.

In 1991, Dr. Radkowsky contacted Seth Grae, our Chief Executive Officer, and asked Mr. Grae to assist him in the development of a company that could create and exploit these fuel designs. At the time, Mr. Grae was a business attorney and Dr. Radkowsky had heard of Mr. Grae’s work with emerging companies and asked Mr. Grae to assist in the establishment of a new company that would later become Thorium Power, Inc. In the 1980s, while in law school, Mr. Grae had represented Soviet refuseniks, who had been scientists at nuclear institutes in Russia, on a pro bono basis. Mr. Grae was interested in high technology development and international cooperation in technology development. Mr. Grae’s father, Joel Grae, met Dr. Radkowsky soon thereafter in New York, and Joel Grae and Dr. Radkowsky founded Radkowsky Thorium Power on January 8, 1992 to develop Dr. Radkowsky’s technology.

In 1993, Thorium Power, Inc., became one of the first Western companies to have discussions with the Russian Kurchatov Institute, where the Soviet Union’s first atomic bomb had been developed, and much of its nuclear reactor technology had been developed. In 1995, Thorium Power’s project at the Kurchatov Institute became one of the first recipients of a grant from the US Department of Energy for nuclear work in Russia. Since its founding in 1992 until its acquisition by us in October 2006, Thorium Power, Inc. has been a privately held company developing the nuclear fuel designs originally invented by Dr. Alvin Radkowsky.

The Nuclear Power Industry

Presently, nuclear power provides approximately 7% of the world’s energy, including 17% of the world’s electricity. According to the International Atomic Energy Agency, there are over 440 nuclear power plants in operation today, mostly light water reactors, with the most dominant types being pressurized water reactors (PWRs), boiling water reactors (BWRs) and VVER reactors (a Russian equivalent of PWRs).

Nuclear power generators, which convert nuclear energy into electricity, are the largest consumers of products and services within the nuclear power industry. The product and service providers that service these customers include both large vertically-integrated nuclear companies that provide a complete array of reactor services and niche providers. These services include reactor design, construction, servicing, and decommissioning; front-end nuclear fuel services (nuclear fuel materials procurement and processing; nuclear fuel design (our market of interest) and fuel fabrication); back-end nuclear fuel services (spent fuel management and reprocessing), transportation, and various other services.

Today the vast majority of commercial nuclear power plants around the world use uranium oxide fuel. This uranium oxide fuel is comprised of uranium enriched up to 5% by uranium-235, with the remaining 95% or more being uranium-238. During irradiation inside a reactor core, some of the uranium-238 isotopes capture a neutron and become plutonium-239, a long-lived fissionable element that can be used to make nuclear weapons. Each year, an average 1,000-megawatt PWR produces over 200 kilograms of reactor-grade plutonium in its spent fuel. The plutonium-bearing spent fuel may be buried in a repository such as the facility being constructed by the US Department of Energy facility at Yucca Mountain, Nevada, recycled so the plutonium is “burned” as nuclear fuel, or used to make nuclear weapons.

All of the above-mentioned options for the disposition of plutonium-bearing spent fuel raise environment, safety, or non-proliferation issues. One recycling technology, used by a small number of nuclear power plants, is mixed oxide (MOX) fuel, a mixture of uranium oxide and recovered plutonium oxide. MOX fuel has never been used in Russian VVER reactors and, due to its higher cost, MOX fuel has never caught on among most nuclear power generators, which prefer the ‘once through” fuel cycle, with spent fuel being stored at a high-level waste repository. MOX fuel, in general occupies only a portion of the reactor core, with the remaining portion containing conventional uranium fuel assemblies which generate weapons-usable plutonium in spent fuel.

Competition

Our market of interest is the supply of thorium-based nuclear fuel designs. The world's nuclear fuel fabrication market is controlled by a handful of large nuclear fuel fabricators which develop proprietary uranium-based fuel designs. The key world nuclear fuel market players are, in order of magnitude of fuel fabrication: (1) Areva of France, owned predominantly by the French government, (2) Westinghouse, predominantly owned by Toshiba, (3) Global Nuclear Fuel, a joint venture of three companies, General Electric, Hitachi and Toshiba, and (4) Russian fuel companies supplying fuel primarily to Russian-type reactors.

Each of these companies has its own fuel design capabilities and also has the ability to fabricate nuclear fuels. Thorium Power, on the other hand, only intends to provide fuel design services. We do not intend to fabricate fuels. Accordingly, these companies will be our competitors in that they may design alternatives to our fuel designs, however, they will also be potential licensees of our fuel designs and may fabricate nuclear fuels using our fuel design technology.

We face different competition for each of our three markets for our proprietary nuclear fuel designs:

Thorium/uranium fuel

Management believes that our thorium/uranium nuclear fuel will offer significant advantages over conventional uranium fuel, including: (1) enhanced proliferation resistance of spent fuel, (2) improved reactor safety, (3) significantly reduced volume, weight and long-term radio-toxicity of spent fuel, and (4) cost savings in the back-end operations (spent fuel management) of the nuclear fuel cycle. We expect the front-end costs (cost of fresh thorium/uranium fuel) to be cost competitive with conventional uranium fuel. At the same time, the back-end (waste handling) costs are expected to be less than that for conventional uranium fuel due to significantly reduced volume and weight of spent thorium/uranium fuel.

The primary barrier to industry adoption of our fuel designs is that the entire industry infrastructure is based on uranium fuel with enrichments of 3-5%. Our designs require plutonium or more highly enriched uranium (up to 20%). Although the designs can be accommodated by most existing reactors, there are no existing fuel fabrication facilities licensed and capable of fabricating commercial lots of fuel containing the more highly enriched uranium and plutonium. There are also transportation and logistics issues with the fuel that must be addressed.

The primary marketing strategy that we intend to pursue with respect to our thorium/uranium fuel product is to form an alliance or alliances with existing nuclear fuel fabricators, to which we would license our intellectual property rights to our thorium/uranium nuclear fuel. An alternative marketing strategy that we may pursue is to form an international consortium that may involve government and/or private sector entities to build “green field” nuclear fuel fabrication facilities. In that case, we would license our intellectual property rights to the thorium/uranium fuel to the consortium that would own and/or operate the new nuclear fuel fabrication facilities.

Thorium/reactor-grade plutonium disposing fuel

This fuel technology is designed to provide an effective means to dispose of separated reactor-grade plutonium. As of 2004, there were 274 metric tons of separated reactor-grade plutonium (equivalent of 15,000-20,000 nuclear weapons) stored at various locations around the world. According to No Future Plutonium? by Spiez Laboratory, The Swiss NBC Defense Establishment, dated November 2002, another 1,400 metric tons of this potentially weapons useable material are embedded in spent fuel and stored at hundreds of commercial reactor sites around the globe.

Management believes that our thorium/reactor-grade plutonium disposing fuel technology may offer a more economically viable way to dispose of separated reactor-grade plutonium than the mixed oxide (MOX) fuel or long-term storage alternatives. Currently, some nuclear reactor operators, primarily in the European Union and Japan, have their spent fuel reprocessed and re-used in nuclear reactors as MOX fuel. We expect that our thorium/reactor grade plutonium disposing fuel will be less expensive compared to MOX or conventional uranium fuel, assuming that the separated reactor-grade plutonium is available to us at no cost.

The long-term storage alternative faces substantial opposition from the communities chosen as sites, such as Yucca Mountain in Nevada, on grounds of environmental and safety risks. Also, the long life of plutonium means that the stored spent fuel will be a proliferation risk for centuries. The United States and many countries have been committed to the long-term storage alternative for a number of years. In early 2006, in announcing its Global Nuclear Energy Partnership (GNEP), the United States announced that it would work with other countries to develop proliferation-resistant environmentally compatible technologies and processes to promote recycling and reduce the need for storage in long term repositories.

Management believes that benefits offered by thorium/reactor-grade plutonium fuel designs include enhanced proliferation resistance, improved reactor safety, and significantly reduced volume, weight and long-term radio-toxicity of spent fuel.

Our marketing strategy with respect to thorium/reactor-grade plutonium disposing fuel is to educate reactor operators, who presently own stockpiles of separated reactor-grade plutonium and are forced to pay ongoing plutonium storage fees, about the benefits offered by this fuel technology to convince them to recycle these plutonium stockpiles in their reactors using thorium/reactor-grade plutonium disposing fuel. This strategy is attuned with GNEP and the strategies of countries that wish to recycle but are not committed to MOX technology.

Thorium/weapons-grade plutonium disposing fuel

This fuel design (the Radkowsky Thorium Plutonium Incinerator, or RTPI) was developed to meet the needs of the U.S.-Russia plutonium disposition program. It is the policy of those countries to eliminate their extensive stockpiles of surplus weapons grade plutonium. In 2000, the U.S. and Russia signed a bi-lateral agreement, committing each country to dispose of 34 metric tons of surplus weapons-grade plutonium. Originally, a mixed oxide (MOX) fuel technology, promoted by Areva, was selected by the U.S. Department of Energy (DOE) for both the United States and Russia to accomplish this mission.  However, over the past several years, the implementation of the 2000 plutonium disposition agreement has been delayed due to political, financial, and technical issues experienced by the MOX program.  During the fiscal years from 1999-2005, Congress appropriated a total of over $3 billion for the MOX program. Despite such significant funding levels, the MOX program has experienced substantial schedule slippage and has made little progress since 1999 toward accomplishing the goal of plutonium disposition. In the consideration of FY07 appropriations, several members of Congress and Committees have publicly expressed doubts the MOX program should continue.

Management believes that our thorium/weapons-grade plutonium disposing fuel could offer a faster, cheaper, and more effective means to dispose of excess quantities of weapons-grade plutonium by “burning” it using the RTPI fuel design in existing VVER nuclear power plants in Russia (a similar design may be usable in the US and other Western countries). We plan to educate government officials and key decision-makers to convince them to use this technology for the plutonium disposition mission.

Sources and Availability of Raw Materials

We are a fuel designer that intends to license its technology to fuel fabricators. Accordingly, we do not plan to utilize any raw materials in the conduct of our operations. However, the fuel fabricators which potentially will license our fuel designs in the future will need thorium and uranium to fabricate thorium-based fuels.

All of our nuclear fuel designs require both thorium and uranium in the oxide form which are the main raw materials for blanket rods. The seed rods can contain either enriched uranium or plutonium metals mixed with zirconium.

The current demand for thorium is very low. Thorium is sometimes used in government flares, camping lantern wicks and in other products in small quantities. If thorium based fuels become commercially accepted in the nuclear power industry, there would be a significant increase in the demand for thorium. According to the International Atomic Energy Agency, or IAEA, thorium is over three times more naturally abundant than uranium and is found in large quantities in monazite sands in many countries, including, Australia, India, the United States of America, and China. Several companies that process monazite sands to extract rare earth minerals for use in other markets have stockpiled thorium as a byproduct with no significant current market. Currently, there is no large supplier of thorium.

Uranium and zirconium are available to the fuel fabricators from various suppliers at market driven prices. Weapons-grade plutonium, which would be used to fabricate Thorium Power’s weapons grade plutonium disposing fuel, is generally unavailable. However, governments that have developed nuclear weapons capabilities could use our fuel designs to dispose of their excess weapons-grade plutonium. Reactor-grade plutonium is available in Europe, Russia and Japan from reprocessed spent fuel. The transfer and use of reactor-grade plutonium is highly regulated.

Dependence Upon Government Support and Cooperation

Management believes that deployment and commercialization of the thorium/uranium and reactor-grade plutonium disposing fuel designs can be largely completed without direct government support. These fuel designs are more dependent on interest in these fuels within the commercial nuclear power industry.

Successful development and deployment of our thorium/weapons-grade plutonium disposing fuel technology, however, is dependent upon government support. This fuel design is being developed for application in the U.S.-Russia plutonium disposition mission that is a government program run by the National Nuclear Security Administration (NNSA) of the U.S. Department of Energy (DOE) and its Russian government counterparts pursuant to the plutonium disposition agreement the United States and Russia entered into in 2000. The total cost to carry out the plutonium disposition mission will be in the billions of dollars. To date, the plutonium disposition program in the United States and Russia has been funded primarily by the U.S. government. The G-8 countries have made funding commitments for approximately $800 million toward the Russian part of the plutonium disposition program but have not yet provided the funds.

In the fiscal year 2004 federal budget cycle, the U.S. Congress appropriated $4 million for testing and evaluation of our thorium/weapons-grade plutonium disposing fuel technology for the plutonium disposition mission in Russia. Additional funding support is required from the U.S. and other governments to complete the development, testing, demonstration and deployment of our thorium/weapons-grade plutonium disposing fuel.

Intellectual Property

Our nuclear fuel technologies are protected by several U.S. and international patents. Our current patent portfolio is comprised of the following patents:

U.S. patents:
●  Patent No. 6,026,136, a seed-blanket unit fuel assembly for a nuclear reactor
●  Patent No. 5,949,837, a nuclear reactor having a core including a plurality of seed-blanket units
●  Patent No. 5,864,593, a method for operating a nuclear reactor core comprised of at least first and second groups of seed-blanket units
●  Patent No. 5,737,375, a nuclear reactor having a core including a plurality of seed-blanket units

The U.S. patents expire August 16, 2014.

International patents:
●  Russia - Patent No. 2,176,826

●  Russia - Patent No. 2,222,837

●  South Korea - Patent No. 301,339

●  South Korea - Patent No. 336,214

●  China - Patent No. ZL 96196267.4

The international patents expire August 16, 2014.

Presently, we are executing a strategy aimed at expanding our intellectual property portfolio.

Regulation

No safety regulatory approval is required to design thorium-based nuclear fuels, although certain technology transfers may be subject to national and international export controls. However, the testing, fabrication and use of nuclear fuels by our future partners and licensees are heavily regulated. The Kurchatov Institute and other locations where our fuel designs may be initially tested require governmental approvals from the host country’s nuclear regulatory authority to test fuel in research reactors and other nuclear testing facilities. The Kurchatov Institute has obtained such approvals from the Russian nuclear regulatory authorities for the ongoing tests of our fuel designs that are taking place at Russian facilities. Nuclear fuel fabricators, which will potentially fabricate fuel using our technology under licenses from us, are similarly regulated. Nuclear power plants that may utilize the fuel produced by these fuel fabricators require specific licenses relating to possession and use of nuclear materials as well as numerous other governmental approvals for the ownership and operation of nuclear power plants.

 Employees

As of December 31, 2006, we had 7 employees, 5 of which were full-time employees. We believe that our relationship with our employees is satisfactory.

We use consultants with specific skills to assist with various business functions including evaluation, finance, due diligence, acquisition initiatives, corporate governance, business development, research and development and government relations.

Risk Factors

Business Risks

OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO JUDGE OUR PROSPECTS.

We are a development stage company. Our fuel design patents and technology have not been commercially used and we have not received any royalty or sales revenue. We are subject to the risks, expenses and problems frequently encountered by companies in the early stages of development.

OUR FUEL DESIGNS HAVE NEVER BEEN TESTED IN AN EXISTING COMMERCIAL REACTOR AND ACTUAL FUEL PERFORMANCE, AS WELL AS THE WILLINGNESS OF COMMERCIAL REACTOR OPERATORS AND FUEL FABRICATORS TO ADOPT A NEW FUEL DESIGN, IS UNCERTAIN.

Nuclear power research and development entails significant technological risk. New designs must be fabricated, tested and licensed before market opportunities will exist. Our fuel designs are still in the research and development stage and while irradiation testing in a test reactor in Russia (which mimics the operating characteristics of an actual commercial reactor) and thermal-hydraulic experiments have been ongoing for several years, the fuel technology is yet to be demonstrated in an existing commercial reactor. We will not be certain about the ability of the fuel we design to perform in actual commercial reactors until we are able to demonstrate our fuel designs. We will also have to establish a relationship with a fuel fabricator to actually produce fuel using our designs. If our fuel designs do not perform as anticipated in commercial use, we will not realize revenues from licensing or other use of our fuel designs.

In addition, there are several technical challenges involved in commercializing thorium based fuels. Some of the technical challenges with our technology identified by the experts at Russian Research Centre Kurchatov Institute, an independent contractor that is closely affiliated with the government of the Russian Federation, Westinghouse Electric Company LLC, and the International Atomic Energy Agency (“IAEA”), include:

●	Fuel fabrication: The relatively high melting point of thorium oxide will require fuel pellet manufacturing techniques that are different from those currently used for uranium pellets.

●
Fuel fabrication: Our metallic seed fuel rod designs are greater than 3 meters long compared to conventional Russian metallic icebreaker fuel rods that we understand are approximately 1 meter long. The longer rods will require new equipment and experience making longer extrusions.

●	Fuel design: Our “seed-and-blanket” fuel assembly design has a detachable central part which is not in conventional fuel designs.

●
Fuel design: Some of our fuel designs include plutonium-zirconium fuel rods which will operate in a soluble boron environment. Current reactor operating experience is with uranium-zirconium fuel in a boron-free environment.

●
Fuel use: Our fuel is expected to be capable of producing more gigawatt days per ton of fuel than is allowed by current reactor licenses, so to gain full economic benefits, reactor operators will have to obtain regulatory approval.

●
Fuel use: The thorium-uranium oxide blanket section in our fuels is expected to produce energy economically for up to 9 years in the reactor core. Conventional uranium fuel demonstrates the cladding can remain corrosion-free for up to 5 years. Testing is needed to prove corrosion resistance for the longer residence time.

●
Fuel reprocessing: The IAEA has identified a number of ways that reprocessing spent thorium fuel will require technologies different from existing uranium fuel reprocessing. Management’s current marketing plans do not assume or depend on the ability to reprocess and recycle spent fuel. Management expects spent thorium fuel will go into long term storage. This is current U.S. government policy for all spent commercial nuclear fuel.

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

Our fuel designs differ significantly in some aspects from the fuel licensed and used today by commercial nuclear power plants. Some of the differences between our fuels and those currently used include:

●	use of thorium and uranium oxide mix instead of only uranium oxide,

●	higher uranium enrichment level,

●	seed-and blanket fuel assembly design integrating thorium and uranium,

●	high burn-up levels of seed and blanket,

●	use of metallic seed rods,

●	longer residence time of the blanket in the reactor, and

●
the ability of some of our fuels to dispose of reactor-grade plutonium and/or weapons-grade plutonium through the use of new fuel designs and in reactors that have never used plutonium-bearing fresh fuels.

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

Our thorium/weapons-grade plutonium disposing fuel design is highly dependent upon U.S. and perhaps other government funding and acceptance as a technology appropriate to eliminate U.S. and Russian stockpiles of surplus weapons-grade plutonium. In the past, we have faced resistance from some offices within the U.S. Department of Energy (DOE) that support other alternative plutonium disposing technology, particularly mixed plutonium uranium oxide (MOX) fuel designs. The Company has spent a significant amount of funds to gain commercial and market acceptance for its fuel designs. Over the last two years we have spent in excess of $500,000, in the aggregate, including both cash and the fair market value of equity compensation, on third party service providers in connection with these government relations initiatives. We expect to continue spending additional resources on these efforts to gain acceptance. These efforts may not result in funding for our Company or government acceptance of our technologies for plutonium disposition or other government-funded projects.

WE DO NOT HAVE RIGHTS TO ALL OF THE DESIGNS, PROCESSES AND METHODOLOGIES THAT ARE USED OR MAY BE USED OR USEFUL IN OUR BUSINESS IN THE FUTURE. IF WE ARE UNABLE TO OBTAIN SUCH RIGHTS ON REASONABLE TERMS IN THE FUTURE, OUR ABILITY TO EXPLOIT OUR INTELLECTUAL PROPERTY MAY BE LIMITED.

Dr. Alvin Radkowsky invented the thorium fuel technology that we are developing. Upon founding Thorium Power in 1992, Dr. Radkowsky assigned all of his rights in the intellectual property relating to such fuel designs to Thorium Power, Inc. Thorium Power, Inc. then filed patent applications in the United States and other countries and the patents were issued and are held solely by our Company. We are currently conducting fuel assembly design work in Russia through Russian Research Centre Kurchatov Institute, an independent contractor that is closely affiliated with the government of the Russian Federation and other nuclear institutes. We do not have any licensing or other rights to acquire or utilize certain designs, methodologies or processes required for fuel assemblies. If we desire to utilize such processes or methodologies in the future, we must obtain a license or other right to use such technologies from the Kurchatov Institute and other Russian entities that performed work on our project. If we are unable to obtain such a license or other right on terms that the Kurchatov Institute or other Russian entities deem to be reasonable, then we may not be able to fully exploit our intellectual property and may be hindered in the sale of products and services.

WE RELY UPON CERTAIN MEMBERS OF OUR SENIOR MANAGEMENT, INCLUDING SETH GRAE, AND THE LOSS OF MR. GRAE OR ANY OF OUR SENIOR MANAGEMENT WOULD HAVE AN ADVERSE EFFECT ON THORIUM POWER.

Our success depends upon certain members of our senior management, including Seth Grae. Mr. Grae’s knowledge of the nuclear power industry, his network of key contacts within that industry and in governments and, in particular, his expertise in the potential markets for the company’s technologies, is critical to the implementation of our business model. Mr. Grae is likely to be a significant factor in our future growth and success. The loss of the service of Mr. Grae would have a material adverse effect on our Company. We do not have key man insurance policies relating to Seth Grae or any other key individuals and do not anticipate obtaining any such insurance.

THE PRICE OF FOSSIL FUELS OR URANIUM MAY FALL, WHICH WOULD REDUCE THE INTEREST IN THORIUM FUEL BY REDUCING ECONOMIC ADVANTAGES OF UTILIZING THORIUM BASED FUELS AND ADVERSELY AFFECT THE MARKET PROSPECTS FOR OUR FUEL DESIGNS.

Coal, uranium and crude oil prices are currently at historically high levels. Management believes the high cost of these energy sources has resulted in increased interest in other sources of energy such as thorium. If prices of traditional energy sources fall, then the demand that the company expects for thorium based fuels may not materialize. A decrease in demand for thorium based fuels would negatively affect our future operating results.

OUR RESEARCH OPERATIONS ARE CONDUCTED PRIMARILY IN RUSSIA, MAKING THEM SUBJECT TO POLITICAL UNCERTAINTIES RELATING TO RUSSIA AND U.S.-RUSSIA RELATIONS.

Substantially all of our present research activities are in Russia. Our research operations are subject to various political risks and uncertainties inherent in the country of Russia. If U.S.-Russia relations deteriorate, the Russian government may decide to scale back or even cease completely its cooperation with the United States on various international projects, including in the plutonium disposition program and nuclear power technology development programs. If this happened, our research and development program in Russia could be scaled back or shut down, which could have a significant adverse impact on our ability to execute our business model. Furthermore, the Russian institutes engaged in the Thorium Power project are highly regulated and, in many instances, are controlled by the Russian government. The Russian government could decide that the nuclear scientists engaged in our project in Russia or testing facilities employed in this project should be redirected to other high priority national projects in the nuclear sector which could lead to delays or have other significant adverse impact on our project.

WE SERVE THE NUCLEAR POWER INDUSTRY, WHICH IS HIGHLY REGULATED.

The nuclear power industry is a highly regulated industry. We intend to license our fuel designs to nuclear fuel fabricators, which would, in turn, sell the thorium-based nuclear fuel that would be fabricated using our intellectual property to nuclear generating companies. All nuclear companies are subject to the jurisdiction of the United States Nuclear Regulatory Commission, or its foreign equivalents, with respect to the operation of nuclear reactors, fuel cycle facilities and handling of nuclear materials and technologies. The U.S. Nuclear Regulatory Commission, and its foreign equivalents, subject nuclear facilities to continuing review and regulation covering, among other things, operations, maintenance, emergency planning, security and environmental and radiological aspects of those facilities. These nuclear regulatory bodies may modify, suspend or revoke operating licenses and impose civil penalties for failure to comply with applicable laws and regulations such as the Atomic Energy Act, the regulations under such Act or the terms of such licenses. Possession and use of nuclear materials, including thorium-based nuclear fuel, would require the approval of the United States Nuclear Regulatory Commission or its counterparts around the world and would be subject to monitoring by international agencies.

PUBLIC OPPOSITION TO NUCLEAR POWER COULD INCREASE.

Successful execution of our business model is dependent upon public support for nuclear power in the United States and other countries. Nuclear power faces strong opposition from certain competitive energy sources, individuals and organizations. The occurrence of another major, Chernobyl-like, nuclear accident could have a significant adverse effect on public opinion about nuclear power and the favorable regulatory climate needed to introduce new nuclear technologies. Strong public opposition could hinder the construction of new nuclear power plants and lead to early shut-down of the existing nuclear power plants. Furthermore, nuclear fuel fabrication and the use of new nuclear fuels in reactors must be licensed by the United States Nuclear Regulatory Commission and equivalent foreign governmental authorities. The licensing process includes public hearings in which opponents of the use of nuclear power might be able to cause the issuance of required licenses to be delayed or denied. In fact, since the Chernobyl nuclear accident, no new nuclear power plant has been built and opened in the United States.

MODIFICATIONS TO EXISTING NUCLEAR FUEL CYCLE INFRASTRUCTURE AS WELL AS REACTORS MAY PROVE TOO EXTENSIVE OR COSTLY.

The existing nuclear fuel cycle infrastructure is predominantly based on low-enrichment uranium oxide fuels. Introduction of thorium based fuel designs, which require relatively higher enriched uranium or plutonium as a source of reactivity, into the existing nuclear fuel cycle supply chain would necessitate certain changes to procedures, processes and equipment used by existing nuclear fuel fabrication facilities and nuclear fuel transportation companies. In addition, our nuclear fuel designs rely on fabrication technologies that in certain material ways are different from the fabrication techniques presently utilized by existing commercial fuel fabricators. In particular, our metallic seed rods must be produced using a co-extrusion fabrication process that was developed in Russia. Presently, most commercial nuclear fuel is produced using a pellet fabrication technology, whereby uranium oxide is packed into small pellets that are stacked and sealed inside metallic tubes. The co-extrusion fabrication technology involves extrusion of a single-piece solid fuel rod from a metallic matrix containing uranium or plutonium seed fuel. While we understand that the co-extrusion fabrication process has been successfully used in Russia for decades to produce one-meter long metallic nuclear fuel rods used in nuclear reactors that propel Russian icebreakers, it must be upgraded and tested to demonstrate its ability to produce longer metallic rods (approximately 3.5-meters long for Russian VVER-1000 reactors) so that our seed fuel can be consistent with the standard length of fuel rods used in existing commercial reactors. Full-size metallic fuel rods have not yet been produced using this fabrication process, and there are no guarantees that this new fabrication technology will be successful.

Deployment of our nuclear fuel designs into existing commercial reactors may require modifications to existing equipment, refueling and fuel handling procedures, and other processes utilized at existing nuclear power plants. The costs of such modifications are difficult to ascertain. While one of our goals is to make our fuel designs as compatible as possible with the design of existing commercial reactors in order to minimize the extent and cost of modifications that may be required, we may not be able to achieve compatibility sufficient to reduce the extent and costs of required modifications enough to make our fuel designs economical for reactor operations.

OUR NUCLEAR FUEL PROCESS IS DEPENDENT ON OUTSIDE SUPPLIERS OF NUCLEAR AND OTHER MATERIALS.

  Production of fuel assemblies using our nuclear fuel designs is dependent on the ability of fuel fabricators to obtain supplies of thorium oxide for the “blanket” component of our fuel assembly design. Fabricators will also need to obtain metal for components, particularly zirconium. These materials are regulated and can be difficult to obtain or may have unfavorable pricing terms. The inability of fabricators to obtain these materials could have a material adverse effect on their ability to market fuel based on our technology.

WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY, PARTICULARLY IN LIGHT OF RUSSIAN INTELLECTUAL PROPERTY LAWS.

Intellectual property rights are evolving in Russia, trending towards international norms, but are by no means fully developed. We work closely with the Kurchatov Institute and other Russian institutes to develop some of our intellectual property and so some of our intellectual property rights derive, or are affected by, Russian intellectual property laws. If the application of these laws to our intellectual property rights proves inadequate, then the Company may not be able to fully avail itself of our intellectual property and our business model may therefore be impeded.

Financial Risks

WE CONTINUE TO EXPERIENCE SIGNIFICANT OPERATING LOSSES.

We have never realized significant revenues or realized an operating profit from the development of our proprietary nuclear fuel designs. Our acquisition of Thorium Power, Inc. through the merger is being accounted for as a reverse merger and Thorium Power, Inc. is being treated as the accounting acquirer. Since Thorium Power, Inc.’s formation, its operating costs have exceeded its revenue in each year. Thorium Power, Inc. incurred a net loss of approximately $11.7 million for the year ended December 31, 2006. Since Thorium Power, Inc.’s inception in 1992 to December 31, 2006 our operating costs have exceeded our revenues by approximately $27 million, and we will continue to experience significant operating losses in the future until we can demonstrate, deploy and commercialize our proprietary nuclear fuel designs or pursue other growth opportunities in the nuclear power industry. We may not be able to obtain or maintain any level of revenues. If we are unsuccessful in these efforts, we may never achieve profitability.

OUR LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.

For the year ended December 31, 2006, we had a net loss of approximately $11.7 million. At December 31, 2006, we had a working capital surplus of approximately $8.7 million. During the period from July 1, 2005 through June 30, 2006, we raised gross proceeds of approximately $17,500,000 in private placement transactions. While we expect these proceeds will meet our foreseeable needs in 2007, we will need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. If we need to obtain additional financing, that financing may not be available or we may not be able to obtain that financing on terms acceptable to us. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of our outstanding common stock.

Risks Relating to the Ownership of Our Securities

THERE MAY BE VOLATILITY IN OUR STOCK PRICE, WHICH COULD NEGATIVELY AFFECT INVESTMENTS, AND STOCKHOLDERS MAY NOT BE ABLE TO RESELL THEIR SHARES AT OR ABOVE THE VALUE THEY ORIGINALLY PURCHASED SUCH SHARES.

The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond its control, including:

●	quarterly variations in operating results;

●	changes in financial estimates by securities analysts;

●	changes in market valuations of other similar companies;

●
announcements by us or its competitors of new products or of significant technical innovations, contracts, receipt of (or failure to obtain) government funding or support, acquisitions, strategic partnerships or    joint ventures;

●	additions or departures of key personnel;

●	any deviations in net sales or in losses from levels expected by securities analysts or any reduction in political support from levels expected by securities analysts;

●	future sales of common stock; and

●	results of analyses of mining and resources assets.

  In addition, the stock market has recently experienced extreme volatility that has often been unrelated to the performance of particular companies. These market fluctuations may cause our stock price to fall regardless of its performance.

BECAUSE OUR SECURITIES TRADE ON THE OTC BULLETIN BOARD, THE ABILITY TO SELL SHARES IN THE SECONDARY MARKET MAY BE LIMITED.

The shares of our common stock are quoted on the NASD OTC Bulletin Board. Because our common stock currently trades on the OTC Bulletin Board, it is subject to the rules promulgated under the Securities Exchange Act of 1934, as amended, which impose additional sales practice requirements on broker-dealers that sell securities governed by these rules to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual individual income exceeding $200,000 or $300,000 jointly with their spouses). For such transactions, the broker-dealer must determine whether persons that are not established customers or accredited investors qualify under the rule for purchasing such securities and must receive that person’s written consent to the transaction prior to sale. Consequently, these rules may adversely effect the ability of purchasers to sell our securities and otherwise affect the trading market in our securities.

Because our shares are deemed “penny stocks,” there may be difficulty selling them in the secondary trading market. The Securities and Exchange Commission has adopted regulations, which generally define a “penny stock” to be any equity security that has a market price (as defined in the regulations) less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. As our common stock falls within the definition of penny stock, these regulations require the delivery, prior to any transaction involving our common stock, of a risk disclosure schedule explaining the penny stock market and the risks associated with it. Disclosure is also required to be made about compensation payable to both the broker-dealer and the registered representative and current quotations for the securities. In addition, monthly statements are required to be sent disclosing recent price information for the penny stocks. The ability of broker/dealers to sell our common stock and the ability of stockholders to sell our common stock in the secondary market would be limited. As a result, the market liquidity for our common stock would be severely and adversely affected.

Item 2.  DESCRIPTION OF PROPERTY.

We are obligated to pay approximately $10,000 per month for office rent and approximately another $2,500 per month for other fees for the rented office space located at 8300 Greensboro Drive, Suite 800, McLean, Virginia 22102.  The space is used by our executives for administrative purposes.  The term of the lease expires for one office on April 30, 2007 and for the other offices in the summer of 2007.

Item 3.  LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On October 5, 2006, we held a Special Meeting of Stockholders at which a majority of the stockholders of the Company approved certain amendments to the Company’s Articles of Incorporation.

The following table sets forth the matters voted upon at the meeting and the results of the voting on each matter voted upon:

Matter Voted Upon	Votes For	Withheld	Votes Against	Abstentions	Broker Non-Votes
(1) To approve the Company’s Second Amended and Restated 2006 Stock Plan	90,503,078	—	2,761,856	58,710	—

(2) To approve an amendment to the articles of incorporation of the Company that increases the number of authorized common shares from 250,000,000 to 500,000,000	93,006,084	—	291,050	26,510	—

(3) To approve an amendment to the articles of incorporation of the Company that changes the name of the Company to “Thorium Power, Ltd.”	93,159,634	—	147,500	16,510	—

(4) To approve an amendment to the articles of incorporation of the Company that increases the maximum number of directors that may be appointed to the Board of Directors from 5 to 15	91,883,014	—	253,160	1,187,470	—

In accordance with the terms set forth in the proxy statement related to the solicitation of proxies for use at the Special Meeting, an abstention from voting was used for the purpose of establishing a quorum, and was considered a vote “against” a proposal. All of the above matters were approved by the stockholders at the Special Meeting.

PART II

Item 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

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

FISCAL YEAR	QUARTER ENDING	HIGH	LOW
2006	December 31, 2006	$0.30	$0.30
	September 30, 2006	$0.49	$0.44
	June 30, 2006	$0.74	$0.43
	March 31, 2006	$0.88	$0.19
2005	December 31, 2005	$0.28	$0.14
	September 30, 2005	$0.29	$0.13
	June 30, 2005	$0.22	$0.08
	March 31, 2005	$0.22	$0.09

Holders

As of March 2, 2007, our common stock was held by 305 stockholders of record.

Reports to Stockholders

We plan to furnish our stockholders with an annual report for each fiscal year ending December 31 containing financial statements audited by our independent certified public accountants. Additionally, we may, in our sole discretion, issue unaudited quarterly or other interim reports to our stockholders when we deem appropriate. We intend to maintain compliance with the periodic reporting requirements of the Exchange Act.

Dividends

We have never paid dividends. While any future dividends will be determined by our directors after consideration of the earnings, financial condition and other relevant factors, it is currently expected that available cash resources will be utilized in connection with our ongoing operations.

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

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to an understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers’ duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers’ rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Transfer Agent

Our transfer agent and registrar for our common stock is Computershare Investor Services, 350 Indiana Street, Suite 800, Golden, Colorado, 80401. Its telephone number is 303.262.0600 and facsimile is 303.262.0632.

Recent Sales of Unregistered Securities

Except for sales previously disclosed in quarterly reports on form 10-QSB or in a current report on Form 8-K filed by us with the Securities and Exchange Commission, we have not sold any securities without registration under the Securities Act of 1933. See Item 7 of Part II “Financial Statements - Note 6 - Share Capital” for unregistered stock issuances by us for the year ended December 31, 2006.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

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

General Overview

On October 6, 2006, we acquired Thorium Power, Inc. through a merger transaction. Thorium Power, Inc. was incorporated on January 8, 1992. Thorium Power, Inc. has patented proprietary nuclear fuel designs for use in existing commercial nuclear power plants. The merger was accounted for as a reverse merger and Thorium Power, Inc. is being treated as the accounting acquiror.

As discussed in more detail below, in connection with the merger, we changed our line of business. This new line of business, which is now our only business line, is research and development of proprietary nuclear fuel designs for use in nuclear power plants. We began to shift our focus to this business in anticipation of the merger with Thorium Power, Inc. and, upon completion of the merger, this business is conducted through both Thorium Power, Inc. and the Company. Our historical business preceding the merger was mineral exploration which has been phased out completely and all operations of the Company now revolve around Thorium Power, Inc.’s proprietary nuclear fuel designs, although the Company maintains ownership of mineral rights.

We are primarily engaged in the development of proprietary nuclear fuel designs which we intend ultimately to introduce for sale into three markets: (1) nuclear fuel designs for use in commercial nuclear power plants, (2) nuclear fuel designs for reactor-grade plutonium disposition, and (3) nuclear fuel designs for weapons-grade plutonium disposition. These fuel designs are primarily for use in existing or future VVER-1000 light water reactors. We have also been conducting research and development relating to a variant of these nuclear fuel designs for use in existing pressurized water reactors (PWR).

Our future customers may include nuclear fuel fabricators and/or nuclear power plants, and/or the U.S. or foreign governments.

To date, our operations have been devoted primarily to the development and demonstration of out nuclear fuel designs, developing strategic relationships within and outside of the nuclear power industry, securing political and financial support from the U.S. and Russian governments, the filing of patent applications and related administrative functions. We do not currently have any revenues from our activities in this area and expect that we will not generate licensing revenues from this business for several years, until our fuel designs can be fully tested and demonstrated and we obtain the proper approvals to use our nuclear fuel designs in nuclear reactors. Future revenues could be generated through the licensing of our technology and also by providing other services in the nuclear power industry. Accordingly, we prepare our financial statements as a development stage company in accordance with FASB Statement No. 7, “Accounting and Reporting by Development Stage Enterprises.”

Material Opportunities and Challenges

We believe that a major opportunity for us is the possibility that our fuel designs, which are currently in the research and development stage, will be used in the manufacturing of nuclear fuel utilized in many existing light water nuclear reactors in the future. Light water reactors are the dominant reactor types currently in use in the world and fuels for such reactors constitute the majority of the commercial market for nuclear fuel. Our focus is on three different types, or variants, of thorium fuel designs. The first is designed to provide reactor owner-operators with an economically viable alternative fuel that will not generate weapons-usable plutonium in the spent fuel. The second is designed to dispose of reactor-grade plutonium that has been extracted from spent fuel from commercial rectors and stockpiled in Russia, Western Europe, the U.S., Japan and other countries. The third is designed to dispose of weapons-grade plutonium that is stockpiled in Russia and the United States. All three of these fuel variants are expected to have additional benefits, including reduced volume and reduced long-term radio-toxicity of spent fuel for the same amount of electricity generated, as compared with the uranium fuels that are currently used in light water reactors and as compared with MOX fuel.

Thorium Power, Inc. has been developing relations with relevant entities within the United States and Russian governments for over thirteen years. Thorium Power, Inc., in cooperation with these governments, has been demonstrating its fuel designs in a research reactor in Russia for over three years. Independent analyses of the technology have been performed, including a May 2005 report by the IAEA and a Spring 2005 report by Westinghouse Electric Company LLC (“Westinghouse”). The IAEA and Westinghouse analyses were positive and management believes that they can help lead to the favorable reception of our nuclear fuel designs in the future.

We are also working with Russian nuclear research institutes and Russian nuclear regulatory authorities to have one or more of the fuel designs demonstrated in a Russian VVER-1000 reactor as soon as three years from now, if we are able to obtain necessary support and an agreement with the Russian government. Management believes that it will be necessary to enter into commercial arrangements with one or more major nuclear fuel fabricators, which in many cases are also nuclear fuel vendors, as a prerequisite to having our fuel designs widely deployed in global markets.

Our nuclear fuel designs have never been demonstrated in a full-size commercial reactor. Our planned demonstration of the fuels in a VVER-1000 reactor in Russia would provide operating experience that is critical to reactor owners and regulatory authorities. We believe that once the fuels have been demonstrated in the VVER-1000 reactor, this can help convince other light water reactor operators around the world to accept our thorium fuel designs.

We believe that our greatest challenge will be acceptance of these fuel designs by nuclear power plant operators, which have in the past been hesitant to be the first to use a new type of nuclear fuel. In addition, our fuel designs would require regulatory approval by relevant nuclear regulatory authorities, such as the Nuclear Regulatory Commission in the United States or its equivalent agencies in other countries, before they can be used in commercial reactors. The regulatory review process, which is outside of our control, may take longer than expected and may delay a rollout of the fuel designs into the market. Management believes that demonstration of one of the Company’s fuel designs in a commercial nuclear reactor would make deployment of the other designs easier due to the many similarities that exist among all of our fuel designs.

Thorium Power, Inc. has been building relationships with companies and organizations in the nuclear power industry for several years. We will attempt to cause some or all of these companies and organizations to work in a consortium or a joint venture type arrangement with us in the future, however, we may not be able to develop any such consortium or arrangement in the near term or at all. The companies that we have identified for potential relationships have existing contracts with nuclear power plant owner-operators under which they supply nuclear fuel branded with their name to such nuclear power plants. We will attempt to cause these nuclear fuel vending companies to provide their nuclear power plant operating customers with fuels that are designed with our technology. To do so, we will need to enter into agreements with one or more of these companies. Without such arrangements it would be more difficult for us to license our fuel designs because, in addition to the reputations, guarantees, services, and other benefits that these nuclear fuel vendors provide when selling fuel to nuclear power plant operators, they also often have multi-year fuel supply contracts with the reactor operators. These multi-year fuel supply contracts act as a barrier to entry into the market, such that it can be almost impossible to penetrate some markets for nuclear fuel without working with a nuclear fuel vendor that can support long term contracts. If we are successful in demonstrating our fuel designs in Russia and in continuing to build relationships with nuclear fuel vendors, we believe it may lead to one or more of these major companies in the nuclear power industry working with us in producing and selling our nuclear fuel designs to commercial reactor operators and governments.

Plan of Operation

At December 31, 2006, our total assets were approximately $11.6 million. Liabilities as of December 31, 2006 totaled approximately $2.6 million. We had working capital surplus of approximately $8.7 million at December 31, 2006.

While management presently expects that our present working capital will meet our foreseeable working capital needs for the next 10-12 months from the date of this filing. Our current average monthly projected working capital requirements for the company, excluding the $5 million of research and development expenses we expect to incur in Russia over the next 12-15 months, as mentioned below, is approximately $500,000 per month (including approximately $100,000 per month for payroll and payroll-related fringe benefits). We will need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity sometime in 2007 in order to insure we have the necessary working capital available to continue our operations in 2008. If we need to obtain additional financing, that financing may not be available or we may not be able to obtain that financing on terms acceptable to us. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of our outstanding common stock.

Over the next 12 to 15 months we expect to incur approximately $5 million in research and development expenses related to the development of our proprietary nuclear fuel designs. Of the $5 million, the cost of seed and blanket fuel fabrication equipment that would be purchased and used to fabricate trial seed and blanket fuel rods is expected to be approximately $2 million and the cost of nuclear materials used in fabrication of trial seed and blanket fuel rods is estimated at about $850,000. We expect to incur these expenses after we have reached a formal agreement with Russian nuclear entities that will grant us licensing and other rights to use such technologies or intellectual property developed by the Russian entities. We expect this agreement to be signed within the next several months and these research expenses to be in the range of approximately $2 million to $2.5 million for fiscal 2007, but it is possible that such expenses could be less or more than those amounts. We spent approximately $35,000 for research and development in 2006 and no significant additional amounts spent in 2007, as of the date of this filing.

Over the next 3 years, we expect that our research and development activities will be primarily focused on testing and demonstration of our thorium/uranium and thorium/reactor-grade plutonium disposing fuel designs. The main objective of this research and development phase is to prepare for full-scale demonstration of our nuclear fuel technology in an operating commercial VVER-1000 reactor in Russia. Key research and development activities will include: (1) Scaling up the fuel fabrication process to full length (10 feet) rods used in commercial VVER-1000 reactors, (2) Validating thermal hydraulic performance of full size (10 feet) seed and blanket fuel assembly, (3) Performing post-irradiation examination of seed and blanket fuel samples that have been irradiated in a research reactor to confirm fuel performance, and (4) Obtaining final regulatory approvals for insertion of fuel in VVER-1000 commercial reactors. As this research and development program relates to commercial applications of our fuel technology and retaining ownership or control over as much key intellectual property as we possibly can is critical to the long-term success of our licensing business model, our plan is to fully fund these research and development activities ourselves. At the same time, we do not currently plan to fund research, testing and demonstration of our thorium/weapons-grade plutonium disposing fuel, which can only be used in the U.S.-Russia government-to-government weapons-grade plutonium disposition program and has no commercial applications. Hence, funding for any future research and development activities on this fuel design would have to be provided by the U.S. government or other stakeholders.

Additionally, we anticipate increasing our payroll and related fringe benefits costs in our fiscal year ended December 31, 2007, as we are looking to hire a permanent Chief Financial Officer in 2007 to add to our management team.

Results of Operations

Fiscal Year 2006

We had no revenues during the fiscal years ended December 31, 2006.

Our total operating expenses for fiscal year 2006 were $12.3 million consisting of:

•	$9.1 million of stock based compensation;

•	$1.5 million in professional fees and other general and administrative expenses;

•	$0.8 million of payroll and severance expenses;

•	$0.6 million in contributions to a nuclear reactor project in Texas; and

•	$0.3 million in consulting expenses.

Other income and expense was $0.6 million for fiscal year 2006. This consists of

•	$1.9 million gain on the fair value of derivative instruments; and

•	$0.1 million of interest income, which was offset by

•	$1.0 million of warrant expense;

•	$0.3 million of registration rights expense; and

•	$0.1 million of stock settlement expense.

Our net loss was approximately $11.7 million in fiscal year 2006.

Since the acquisition by Thorium Power, Ltd. of Thorium Power, Inc. was treated from an accounting perspective as a reverse acquisition, income and loss of Thorium Power, Ltd prior to October 6, 2006 (the date of acquisition) is generally not included in the consolidated financial statements of Thorium Power, Ltd. However, prior to the acquisition, approximately $7.5 million in expenses were incurred by Thorium Power, Ltd. on behalf of Thorium Power, Inc. Consequently, this $7.5 million was allocated to Thorium Power, Inc. This allocation is the result of the application of SEC Staff Accounting Bulletin (SAB) T.1B1.

Fiscal Year 2005

We had no revenues in 2005.

Our total expenses for fiscal year 2005 were $0.8 million consisting of:

•	$0.3 million of stock based compensation;

•	$0.3 million of payroll expenses; and

•	$0.2 million in other general and administrative expenses.

Our net loss was approximately $0.8 million in fiscal year 2005.

Liquidity and Capital Resources

As of December 31, 2006 and December 31, 2005, we had cash and cash equivalents of $10,927,775 and $283, respectively. At March 1, 2007 we had total cash and cash equivalents of $9.5 million. In 2007 we have set up a separate account (“R&D Account”) and have designated $5 million of our total cash to be held in this R&D Account. The following table provides detailed information about our net cash flow for all financial statements periods presented in this Report.

Cash Flow

	Years Ended December 31,
	2006	2005
Net cash used in operating activities	(3,746,188)	(287,597)
Net cash used in investing activities	(17,625)	(25,957)
Net cash provided financing activities	14,691,305	313,375
Net cash Flow	10,927,492	(179)

Operating Activities:

Net cash used for operating activities was $3,746,188 for the year ended December 31, 2006 which is an increase of $3,458,591 from the $287,597 net cash used for operating activities for the same period in 2005. This increase was mainly due to an increase in overhead expenses.

Investing Activities:

Net cash used for investing activities in the year ended December 31, 2006 was $17,625, which is a decrease of $8,332 from net cash used for investing activities of $25,957 in the same period of 2005 due to the company’s purchase of equipment.

Financing Activities:

Net cash provided by financing activities in the year ended December 31, 2006 totaled $14,691,305 as compared to $313,375 provided by financing activities in the same period of 2005. The increase of the cash provided by financing activities was mainly attributable to $2,202,678 of cash acquired from the issuance of the company’s common stock ($650,000 received from Novastar Resources Ltd prior to the merger) and also $12,742,408 of cash acquired at the merger date (October 6, 2006) from Novastar Resources Ltd. We also purchased 850,000 shares of treasury stock in the open market at a total cost of $255,850.

While management expects these proceeds will meet our foreseeable needs for the next 10-12 months, we will need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. If we need to obtain additional financing, that financing may not be available or we may not be able to obtain that financing on terms acceptable to us. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of our outstanding common stock.

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

Our management expects to make judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increase, these judgments become even more subjective and complex. Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from these estimates. Changes in estimates and assumptions based upon actual results may have a material impact on our results of operation and/or financial condition. We have identified certain accounting policies that we believe are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in the Annual Report on Form 10-KSB.

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

Accounting for Stock Based Compensation, Stock Options and Warrants Granted to Employees and Nonemployees

We adopted the provisions of SFAS 123R, which requires the use of the fair value method of accounting for share-based compensation. Under the fair value based method, compensation cost related to employee stock options or similar equity instruments is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. SFAS 123R also requires measurement of cost of a liability-classified award based on its current fair value.  The fair value of the liability-classified award will be subsequently remeasured at each reporting date through the settlement date.  Change in fair value during the requisite service period will be recognized as compensation cost over that period.  We determine fair value using the Black-Scholes model. Under this model, certain assumptions, including the risk-free interest rate, the expected life of the options and the estimated fair value of our ordinary shares and the expected volatility, are required to determine the fair value of the options. If different assumptions had been used, the fair value of the options would have been different from the amount we computed and recorded, which would have resulted in either an increase or decrease in the compensation expense.

The options were valued using the Black-Scholes option pricing model. The assumptions used were as follows: volatility of 106% to 275%, a risk-free interest rate of 3.86% to 4.45%, dividend yield of 0% and an exercise term of one to five years.

 Allocation of Expenses between Thorium Power Ltd. and Thorium Power Inc.

We adopted Staff Accounting Bulletin SAB.T.1B1 whereby 2006 expenses incurred by Thorium Power Ltd on behalf of Thorium Power Inc. prior to the merger on October 6, 2006, were allocated to Thorium Power Inc. and included as expenses in the accompanying Consolidated Statements of Operations. This allocation required management to make some estimates on how to allocate certain general and administrative expenses. A total of $7,477,700 of expenses was allocated for the period January 1, 2006 to October 6, 2006, which included $6,602,098 of stock based compensation and $875,602 of general and administrative expenses.

Registration Rights Expense

We incurred an estimated cost of approximately $354,000, captioned in the statement of operations as registration rights expense, due to the late date of a registration statement being declared effective that was filed with the Securities and Exchange Commission, filed in connection with the May 4, 2006 private placement and the Registration Rights agreement. This amount was estimated based on the responses we received from most of the investors. We have not yet settled with all the investors so our total expense could change in future periods, once we resolve this issue with all of the investors.

Item 7.  FINANCIAL STATEMENTS

AUDITED FINANCIAL STATEMENTS

THORIUM POWER, LTD
(A Development Stage Company)

DECEMBER 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
Thorium Power, Ltd.
Washington, DC

We have audited the accompanying consolidated balance sheets of Thorium Power, Ltd. (a development stage company) as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ deficit, and cash flows for the years then ended and for the period from January 1, 2002 to December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements from January 8, 1992 (date of inception), to December 31, 2001. Those statements were audited by other auditors, whose report dated March 29, 2002, gave an unqualified opinion thereon.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting, as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Thorium Power, Ltd. (a development state company) as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ deficit, and cash flows for the years then ended and for the period from January 1, 2002 (Inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Child, Van Wagoner & Bradshaw, PLLC
Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
March 19, 2007

Thorium Power, Ltd.
(A Development Stage Company)
Consolidated Balance Sheets

	December 31	December 31
	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	$10,927,775	$283
Prepaid expenses & other current assets	394,443	6,280
Total Current Assets	11,322,218	6,563

Property Plant and Equipment -net	21,290	21,215

Other Assets
Patent costs - net	217,875	211,211
Security deposits	2,049	7,567
Total Other Assets	219,924	218,778

Total Assets	$11,563,432	$246,556

Liabilities and Stockholders' Deficiency

Current Liabilities
Current portion long term debt	$4,739	$4,135
Accounts payable and accrued liabilities	1,121,083	938,776
Other current liabilities	347,690	0
Warrant liability	1,132,440	0
Note payable	0	45,930
Total Current Liabilities	2,605,952	988,841

Notes Payable - long term	10,433	14,818

Total Liabilities	2,616,385	1,003,659

Commitments and contingencies - note 10

Common Stock with Registration Rights
Common Stock subject to continuing registration, $0.001 par value, 36,659,837 shares issued
and outstanding at December 31, 2006, 0 at December 31, 2005	12,041,373	0

Stockholders' Deficiency
Preferred stock, $0.001 par value, 50,000,000 authorized shares, no shares issued and outstanding	0	0
Common stock, $0.001par value, 500,000,000 authorized, 257,291,709 shares issued and 256,441,709 shares outstanding (December 31, 2005, equivalent shares outstanding 86,185,881)	257,292	168,149
Additional paid in capital - stock and stock equivalents	23,148,560	14,544,410
Deficit accumulated during the development stage	(27,177,989)	(15,469,662)
Common stock reserved for issuance, 4,000,000 shares	1,200,000	0
Accumulated other comprehensive income	18,861	0
Deferred stock compensation	(285,200)	0
Treasury stock - 850,000 shares	(255,850)	0
Total Stockholders' Deficiency	(3,094,326)	(757,103)

Total Liabilities and Stockholders' Deficiency	$11,563,432	$246,556

The accompanying notes are an integral part of these consolidated financial statements

Thorium Power, Ltd.
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss

	Year End		Cumulative Period from January 8, 1992 (Inception) to
	December 31,		December 31,
	2006	2005	2006
Revenue:
License revenue	$0	$0	$624,985
Total Revenue			624,985

Operating Expenses
General and administrative	3,150,243	440,003	13,154,561
Research and development	34,400	17,500	3,926,558
Stock-based compensation	9,131,746	303,055	11,361,617
Total Operating Loss	12,316,389	760,558	27,817,751

Other Income and Expenses
Gain on fair value of derivative instruments	1,902,286	0	1,902,286
Other income/expense	115,128	54	146,829
Stock settlement expense	(92,260)	0	(92,260)
Registration right expense	(353,706)	0	(353,706)
Warrant expense	(963,387)	0	(963,387)
Total Other Income and [Expenses]	608,061	54	639,762

Net Loss	$11,708,328	$760,504	$27,177,989

Other Comprehensive Income (loss)
Unrealized Gain - Marketable Securities	18,861	0
Total Comprehensive Loss	$11,689,467	$760,504

Net Loss Per Common Share, Basic and diluted	$(0.09)	$(0.01)
Weighted Average Number of shares used to compute per share data	131,630,954	84,952,620

The accompanying notes are an integral part of these consolidated financial statements

Thorium Power, Ltd.
(A Development Stage Company)
Consolidated Statements of Cash Flows

	Years Ended December 31,		Cumulative Amounts January 8, 1992 (Inception) to December 31,
	2006	2005	2006
Operating Activities
Loss for the year	$(11,708,328)	$(760,504)	$(27,177,989)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Shares issued for other than cash for payment of expenses	9,131,746	303,055	11,449,866
Gain on fair value of derivative instruments	(1,902,286)	0	(1,902,286)
Depreciation and Amoritzation	10,886	22,704	357,211
Gain or loss on disposition of assets	0	3,710	86,855
Capitalization of Share Issue costs	(441,553)	0	(441,553)
Warrant Expense	963,387	0	963,387
Settlement Expense	92,260	0	92,260
Allocated general and administrative expenses - contributed capital	290,769	0	290,769
Changes in non-cash operating working capital items:
Prepaid expenses and other current assets	(270,779)	525	(277,059)
Accounts payable and accrued liabilities	(220,200)	142,913	718,576
Other assets	5,518	0	5,518
Other current liabilities	302,392	0	302,392
Net Cash (Used In) Operating Activities	(3,746,188)	(287,597)	(15,532,053)

Investing Activities
Purchase of equipment	(10,961)	(22,217)	(285,145)
Proceeds from the sale of equipment	0	937	13,583
Acquisition of patents	(6,664)	(4,523)	(411,669)
Other assets	0	(154)	(7,567)
Net Cash (Used In) Investing Activities	(17,625)	(25,957)	(690,798)

Financing Activities
Issue of common shares	2,202,678	260,992	14,498,016
Payments on notes payable and other	(3,781)	18,952	15,171
Proceeds of loan - related party	0	85,227	384,690
Repayment of loan - related party	0	(51,796)	(239,659)
Purchase of treasury stock	(255,850)	0	(255,850)
Other	5,850	0	5,850
Cash acquired in recapitalization of Thorium Power Inc.	12,742,408	0	12,742,408
Net Cash Provided By Financing Activities	$14,691,305	$313,375	$27,150,626

Net Increase In Cash and Cash Equivalents	$10,927,492	$(179)	$10,927,775

Cash and Cash Equivalents, Beginning Of Period	283	462	0

Cash and Cash Equivalents, End Of Period	$10,927,775	$283	$10,927,775

Supplemental Disclosure of Cash Flow Information
Cash paid during the year:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

Thorium Power, Ltd.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Deficiency
From January 8, 1992 (Inception) to December 31, 2006

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity
Inception - January 8, 1992
Authorized 2,500,000 shares - $.05 par value	-	$-	$-	$-	$-
Issuance of common stock for technology and service	1,200,000	60,000	-	-	60,000
Net (loss) for the period ended	-	-	-	(60,000)	(60,000)

Balance - January 1, 1993	1,200,000	60,000	-	(60,000)	-
Issuance of common stock and warrants for cash	258,500	12,925	535,030	-	547,955
Issuance of stock in exchange for services	47,000	2,350	20,000	-	22,350
Exercise of stock options and warrants	10,000	500	99,500		100,000
Net (loss) for the year ended December 31, 1993	-	-	-	(81,526)	(81,526)

Balance - January 1, 1994	1,515,500	75,775	654,530	(141,526)	588,779
Authorized 10,000,000 shares - $.05 par value
Issuance of common stock and warrants for cash	26,200	1,310	260,690	-	262,000
Issuance of stock in exchange for services	10,000	500	9,500	-	10,000
Issuance of options to non-employees for services	-	-	15,400	-	15,400
Net (loss) for the year ended December 31, 1994	-	-	-	(639,861)	(639,861)

Balance - January 1, 1995	1,551,700	77,585	940,120	(781,387)	236,318
Issuance of common stock and warrants for cash	41,500	2,075	412,925	-	415,000
Issuance of stock in exchange for services	7,800	390	7,410	-	7,800
Exercise of stock options and warrants	10,000	500	9,500	-	10,000
Net (loss) for the year ended December 31, 1995	-	-	-	(1,088,082)	(1,088,082)

Balance - January 1, 1996	1,611,000	80,550	1,369,955	(1,869,469)	(418,964)
Issuance of common stock for cash	30,300	1,515	301,485	-	303,000
Issuance of common stock for services	8,000	400	7,600	-	8,000
Exercise of stock options and warrants	34,000	1,700	32,300	-	34,000
Issuance of options to non-employees for services	-	-	7,950	-	7,950
Net (loss) for the year ended December 31, 1996	-	-	-	(763,179)	(763,179)

Balance Forward	1,683,300	$84,165	$1,719,290	$(2,632,648)	$(829,193)

Thorium Power, Ltd.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Deficiency (Continued)
From January 8, 1992 (Inception) to December 31, 2006

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity

Balance - January 1, 1997	1,683,300	$84,165	$1,719,290	$(2,632,648)	$(829,193)
Issuance of common stock and warrants for cash	56,700	2,835	564,165	-	567,000
Exercise of stock options and warrants	51,000	2,550	79,450	-	82,000
Issuance of options to non-employees for services	-	-	15,960	-	15,960
Net (loss) for the year ended December 31, 1997	-	-	-	(598,718)	(598,718)

Balance - January 1, 1998	1,791,000	89,550	2,378,865	(3,231,366)	(762,951)
Issuance of common stock and warrants for cash	66,536	3,327	662,033	-	665,360
Exercise of stock options and warrants	280,000	14,000	456,000	-	470,000
Issuance of options to non-employees for services			1,325		1,325
Net (loss) for the year ended December 31, 1998	-	-	-	(792,185)	(792,185)

Balance - January 1, 1999	2,137,536	106,877	3,498,223	(4,023,551)	(418,451)
Issuance of common stock for cash	35,675	1,784	354,966	-	356,750
Exercise of stock options and warrants	35,250	1,762	180,738	-	182,500
Net (loss) for the year ended December 31, 1999	-	-	-	(822,803)	(822,803)

Balance - January 1, 2000	2,208,461	110,423	4,033,927	(4,846,354)	(702,004)
Issuance of common stock for cash	284,600	14,230	2,831,770	-	2,846,000
Issuance of common stock for services	102,000	5,100	449,900	-	455,000
Net (loss) for the year ended December 31, 2000	-	-	-	(1,487,354)	(1,487,354)

Balance - January 1, 2001	2,595,061	129,753	7,315,597	(6,333,708)	1,111,642
Issuance of common stock and warrants for cash	350,000	17,500	3,468,031	-	3,485,531
Issuance of common stock for settlement	10,000	500	36,100	-	36,600
Exercise of stock options and warrants	28,600	1,430	139,570	-	141,000
Modification of options	-	-	28,500	-	28,500
Net (loss) for the year ended December 31, 2001	-	-	-	(2,606,466)	(2,606,466)

Balance Forward	2,983,661	$149,183	$10,987,798	$(8,940,174)	$2,196,807

Thorium Power, Ltd.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Deficiency (Continued)
From January 8, 1992 (Inception) to December 31, 2006

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity

Balance - January 1, 2002	2,983,661	149,183	10,987,798	(8,940,174)	2,196,807
Issuance of common stock and warrants for cash	5,000	250	49,750	-	50,000
Exercise of stock options and warrants	5,000	250	22,750	-	23,000
Issuance of common stock not previously recognized	1,000	50	(50)	-	-
Net (loss) for the year ended December 31, 2002	-	-	-	(2,224,775)	(2,224,775)

Balance - January 1, 2003	2,994,661	149,733	11,060,248	(11,164,949)	45,032
Issuance of common stock and warrants for cash	115,000	5,750	604,250		610,000
Exercise of stock options and warrants	106,300	5,315	157,685		163,000
Modifications of options and warrants	-	-	1,506,427		1,506,427
Issuance of common stock not previously recognized	5,000	250	(250)		-
Net (loss) for the year ended December 31, 2003	-	-	-	(2,569,534)	(2,569,534)

Balance - January 1, 2004	3,220,961	$161,048	$13,328,360	$(13,734,483)	$(245,075)
Issuance of common stock and warrants for cash	63,500	3,175	254,576		257,751
Loan conversion into stock	1,750	87	6,913		7,000
Issuance of options to non-employees for services	-	-	351,252	-	351,252
Net (loss) for the year ended December 31, 2004	-	-	-	(974,674)	(974,674)

Balance - January 1, 2005	3,286,211	$164,310	$13,941,101	$(14,709,157)	$(603,746)
Issuance of common stock and warrants for cash	65,998	3,300	257,692		260,992
Loan conversion into stock	10,775	539	42,561		43,100
Issuance of options to non-employees for services	-	-	303,055	-	303,055
Net (loss) for the year ended December 31, 2005	-	-	-	(760,504)	(760,504)

Balance Forward	3,362,984	$168,149	$14,544,409	$(15,469,661)	$(757,103)

Thorium Power, Ltd.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Deficiency (Continued)
From January 8, 1992 (Inception) to December 31, 2006

	Common Stock		Common Stock		Additional Paid-in	(Deficit) Accumulated During the Development	Stock Committed for Future	Accumulated Comprehensive	Deferred Stock	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Issuance	Income	Compensation	Stock	Equity
Balance - January 1, 2006	3,362,984	$168,149	0	$0	$14,544,409	($15,469,661)	$0	$0	$0	$0	($757,103)
Issuance of common stock and warrants for cash	488,510	24,426			2,165,248						2,189,674
Loan conversion into stock	1,025	51			4,049						4,100
Cashless exercise of stock options and warrants	650,047	32,502			(32,502)						0
Exercise of stock options and warrants for cash	13,000	650			12,350						13,000
Issuance of stock for services	20,000	1,000			104,000						105,000
Recapitalization - 10/6/06 reverse merger*	(4,535,566)	(226,778)	259,739,491	259,739	(752,920)				(306,000)		(1,025,959)
Extension of investor warrants terms - 6 months					963,387						963,387
Stock Option Expense					1,055,648						1,055,648
Issuance of stock for services			204,341	205	226,284						226,489
Cashless exercise of stock options and warrants			49,333	49	(49)						0
Stock issued - settlement expense			307,534	308	91,952						92,260
Share issue and merger costs					(441,553)						(441,553)
Shares retired, redeemed for payroll taxes on stock-based compensation			(3,008,990)	(3,009)	3,009						0
Net (loss) for the year ended December 31, 2006						(11,708,328)					(11,708,328)
Unrealized gains on marketable securities								18,861			18,861
Amortization of deferred stock compensation costs									20,800		20,800
Allocation of expenses - Thorium Power, Ltd. 1/1/06 - 6/30/06					5,205,248						5,205,248
Buyback of stock - 850,000 shares to treasury stock			(850,000)							(255,850)	(255,850)
Stock based compensation - shares committed for future issuance							1,200,000				1,200,000
Balance - December 31, 2006	0	$0	256,441,709	$257,292	$23,148,560	($27,177,989)	$1,200,000	$18,861	($285,200)	($255,850)	($3,094,326)

* See footnote 1 regarding the recapitalization of Thorium Power Inc.

Common Stock subject to continuing registration rights (36,659,837 shares) is shown on the balance sheet as temporary equity, not shareholders deficiency

The accompanying notes are an integral part of these consolidated financial statements

Thorium Power, Ltd.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2006

1.  NATURE OF OPERATIONS AND MERGER WITH THORIUM POWER INC.

Radkowsky Thorium Power Corp., incorporated in the state of Delaware on January 8, 1992 (“Inception”), changed its name to Thorium Power, Inc. in Apri1 2001. Thorium Power, Inc. is engaged in the development, promotion and marketing of its three patented nuclear fuel designs: (1) Thorium/uranium nuclear fuel, (2) Thorium/reactor-grade plutonium disposing fuel, and (3) Thorium/weapons-grade plutonium disposing fuel. These fuels are designed to be used in existing light water reactors. Presently, we are focusing most of our efforts on demonstrating and testing our nuclear fuel technology for the Russian designed VVER-1000 reactors.

Once our reactor fuels are further developed and tested, we plan to license our intellectual property rights to fuel fabricators, nuclear generators, and governments for use in commercial light water nuclear reactors, or sell the technology to a major nuclear company or government contractor or some combination of the two. We anticipate having our technology fully developed for VVER-1000 reactors and our fuel tested in a VVER-1000 operating reactor in the next three years. Presently all our research, testing and demonstration activities are being conducted in Russia. Our research operations are subject to various political, economic, and other risks and uncertainties inherent in Russia.

Our nuclear fuel process is dependent on the ability of suppliers of the mineral thorium, to provide it to our future customers on a timely basis and also on favorable pricing terms. The loss of certain principal suppliers of thorium or a significant reduction in thorium availability from principal suppliers could have a material adverse effect on the future operating results of the Company.

We participate in a highly regulated industry that is characterized by governmental regulation. Our results of operations are affected by a wide variety of factors including general economic conditions, decreases in the use or public favor of nuclear power, the ability of our technology, the ability to safeguard the production of nuclear power and safeguarding our patents and intellectual property from competitors. Due to these factors, we may experience substantial period-to-period fluctuations in our future operating results.

We may in the future be designated as a potentially responsible party (PRP) by federal and state agencies with respect to certain sites with which we may have direct or indirect future involvement. Such designations can be made regardless of the extent of our involvement.

Operations to date have been devoted primarily to continued development of our fuel designs filing for certain patents relating to our technology, developing strategic relationships within the nuclear industry, securing political and some financial support from the United States and Russian governments, and administrative functions. We, therefore, based on our current operations, prepare our accompanying consolidated financial statements as a Development Stage Enterprise.

Merger Agreement

On February 14, 2006 Novastar Resources Ltd. (“Novastar”), which subsequent to the merger with Thorium Power, Inc., on October 6, 2006, changed its name to Thorium Power Ltd. (“Thorium Power, Ltd.”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Thorium Power, Inc. and TP Acquisition Corp., a direct wholly-owned subsidiary of Thorium Power, Ltd. which was formed in connection with the merger transaction contemplated by the Merger Agreement. (Collectively after the merger, all entities are referred to as the “Company"). Concurrently therewith, Thorium Ltd (1) adopted its 2006 Stock Plan, (2) entered into an employment agreement with Seth Grae, President and Chief Executive Officer of Thorium Power, Inc. to also become President and Chief Executive Officer of Thorium Power, Ltd., which granted certain nonqualified stock options to Mr. Grae and (3) also entered into a subscription agreement with Thorium Power, Inc. for the purchase of 3,844,170 shares (equivalent to 150,000 shares of common stock of Thorium Power, Inc.) for $0.1561 per share (equivalent to $4.00 per Thorium Power Inc share price), subsequently these 3,844,170 shares were cancelled after the Merger Agreement.

The Merger was consummated pursuant to the terms of an Agreement and Plan of Merger among the parties that was entered into on February 14, 2006 and then subsequently the original merger terms were amended on June 12, 2006 and August 8, 2006.

Thorium Power, Ltd.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2006

Under the Merger Agreement each common share of Thorium Power, Inc. was converted into common stock securities of Thorium Power, Ltd. such that Thorium Power, Inc.’s current stockholders owned approximately 54.5% of the combined company (prior to dilution from common stock and warrants issued in connection with the May 2006 private placement), and each share of Thorium Power, Ltd.’s common stock will remain outstanding. In addition, Thorium Power, Ltd. appointed new directors and officers following the merger. The combined company is headquartered in McLean, Virginia, where the Company’s operations are presently based.

In accordance with the terms of the Merger Agreement, the following occurred with respect to the outstanding common shares, stock options and warrants of Thorium Power, Inc. at the closing of the Merger:

i) all of the shares of common stock of Thorium Power, Inc. were cancelled and each registered owner of outstanding shares of Thorium Power, Inc. common stock automatically became the registered owner of 25.6278 shares of common stock of Thorium Power, Ltd., for each share of Thorium Power, Inc. common stock that they previously owned. Each holder of non-compensatory options or warrants of Thorium Power, Inc. that had an exercise price of $5.00 or $1.00, received from Thorium Ltd 12.315 shares and 22.965 shares of Thorium Power, Ltd. respectively, for each option or warrant owned. There were 135,637,854 total common shares issued to the Thorium Power, Inc. stockholders in the aggregate. As a result of the merger, there were 296,399,328 common shares outstanding on October 6, 2006 (including 36,659,837 shares of common stock with registration rights).

ii) all of other outstanding warrants and options of Thorium Power, Inc. were assumed by Thorium Power, Ltd. and became exercisable for Thorium Power, Ltd. common stock in an amount and at an exercise price that is consistent with the exchange ratio described above for the conversion of Thorium Power, Inc. common stock. After applying the applicable exchange ratios resulting from the merger or the exchange of Thorium Power, Inc., stock to Thorium Power, Ltd. stock, there were an equivalent 22,539,083 Thorium Power, Ltd., stock purchase warrants and an equivalent 22,567,242 Thorium Power, Ltd., stock options assumed by Thorium Power, Inc. as of the date of the merger.

For financial reporting purposes, this merger transaction was recorded as a recapitalization of Thorium Power, Inc. whereby Thorium Power, Inc. is deemed to be the continuing, surviving entity for accounting purposes, but through reorganization, has deemed to have adopted the capital structure of Thorium Power, Ltd.

A summary of assets and liabilities that, for accounting purposes, were deemed to have been acquired by Thorium Power, Inc. from Thorium Power Ltd, book value as of the date of acquisition (October 6, 2006) were as follows:

Total assets - consisting of cash of $12,742,408, net inter-company receivable and investment in Thorium Power, Inc. of $3,116,629 and prepaid expenses of $117,384.	$15,976,421

Total Liabilities-consisting of warrant liabilities of $3,080,024 and other payables of $446,780	$3,526,804

Book Value of Thorium Power, Ltd.	$12,449,617

For the purpose of disclosing the non-cash transactions for the statement of cash flows for the years ended December 31, 2006 and 2005, these assets acquired at book value represent the non-cash transactions. Also the company acquired $12,742,408 of cash at the merger date (October 6, 2006). Due to this merger being recorded as a recapitalization of Thorium Power, Inc., this cash received was recorded as a financing activity on the Statement of Cash Flows.

Accordingly, all references to common shares of Thorium Power, Inc.’s common stock have been restated to reflect the equivalent number of Thorium Power, Ltd.’s common shares. In other words, the 4,535,566 Thorium Power, Inc. shares outstanding at the date of the merger are restated as 296,399,328 common shares, as of October 6, 2006.

Thorium Power, Ltd.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2006

The pro forma unaudited results of operations assuming the recapitalization of Thorium Power, Inc. occurred as of the beginning of Thorium Power Inc.’s fiscal years, starting January 1, 2005 and 2006, are as follows:

	Pro-Forma Jan 1 - Dec 31, 2005	Thorium Power, Ltd. (Novastar) Jan 1 - October 6, 2006	Thorium Power, Inc. Jan 1 - Dec 31, 2006*	2006 Pro-Forma Total
Revenues	-	-	-	-
Net loss	9,256,703	2,280,949	11,708,328	13,989,277
Net loss per share - basic and diluted	$0.11	$0.02	$0.09	$0.11
Shares used for computing net loss per share	84,952,620	98,818,395	131,630,954	131,630,954

* This represents the operating results of Thorium Power Inc. from January 1, 2006 to October 6, 2006 and the operating results of Thorium Power Inc. and Thorium Power Ltd consolidated, from October 6, 2006 (merger date) to December 31, 2006.

These pro forma results are not necessarily indicative of the actual results of operations had this recapitalization of Thorium Power, Inc. had taken place as of January 1, 2005 or January 1, 2006 or the results of future operations of the Company. The above schedule consists of the actual historical operations of Novastar and Thorium Power, Inc., with the addition of Thorium Power, Ltd. pre-merger costs to effect the merger with Thorium Power, Inc. and some of the operating expenses of Thorium Power Inc. In accordance with the Security and Exchange Commissions Staff Accounting Bulletin SAB.T.1B1, an allocation of expenses attributable to Thorium Power, Inc., was made to Thorium Power, Inc. from Thorium Power, Ltd. for periods prior to the merger date of October 6, 2006. The total expenses allocated to Thorium Power, Inc. up to October 6, 2006 (merger date) were $7,477,700, which consisted of $875,602 of general and administrative expenses and $6,602,098 of stock based compensation from Thorium Power, Ltd. Thorium Power Inc.’s “stand-alone” loss for the year ended December 31, 2006, without this allocation of expenses from Thorium Power Ltd. and the results of operations from Thorium Power Ltd. (October 6, 2006 to December 31, 2006) was approximately 1.4 million.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Consolidation

These financial statements include the accounts of Thorium Ltd (a Nevada corporation) and our wholly-owned subsidiaries, Thorium Power, Inc. (a Delaware corporation) and TP Acquisition Corp., (a Delaware corporation). Due to the accounting treatment of the reverse merger mentioned above, the operating results reported are those of Thorium Power Inc. from January 1, 2006 to October 6, 2006 and the operating results of Thorium Power Inc., Thorium Power Ltd and TP Acquisition Corp consolidated, from October 6, 2006 (merger date) to December 31, 2006.

All significant intercompany transactions and balances have been eliminated in consolidation.

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

Thorium Power, Ltd.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2006

These consolidated financial statements include some amounts that are based on management’s best estimates and judgments. The most significant estimates relate to valuation of stock grants, stock options and stock purchase warrants, allocation of certain expenses incurred by Thorium Power, Ltd. that were attributable to Thorium Power, Inc., accrued liquidation damages pursuant to the Registration Right Agreement for the May 4, 2006 private placement, and various contingent liabilities. These above-mentioned estimates and others may be adjusted as more current information becomes available, and any adjustment could be significant in future reporting periods.

c) Prior Year Reclassifications

Certain reclassifications have been made to our prior years’ financial statements in order to conform to the current year presentation. On our Statement of Operations, certain general and administrative expenses were combined into the one expense caption called general and administrative expenses. These reclassifications had no effect on previously reported results of operations or accumulated deficit of Thorium Power, Inc.

d ) Cash and Cash Equivalents

Cash and cash equivalents consists of cash on deposit, money market accounts, and investment grade commercial paper that are readily convertible into cash and purchased with original maturities of three months or less.

As part of its cash management program, the Company from time to time maintains a portfolio of marketable investment securities. The securities are investment grade and include tax and tax exempt securities and have a term to earliest maturity of less than 3 months. These marketable securities, classified as either available for sale, or trading securities are recorded at market value.

Concentration of Credit Risk

Cash in bank accounts is at risk to the extent that it exceeds Federal Deposit Insurance Corporation insured amounts. To minimize risk, the Company places its cash with high credit quality institutions. Substantially all cash is deposited in two prominent U.S. financial institutions.

Investment Securities

Trading and available-for-sale securities are recorded at fair value. Unrealized holding gains and losses on trading securities are included in the net income. Unrealized holding gains and losses, net of the related tax effect, on available for sale securities are excluded from net income and are reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis.

A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged as an expense to the statement of income and comprehensive income and a new cost basis for the security is established. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year end, and forecasted performance of the investee.

e) Property and Equipment

Property, Plant and Equipment is comprised of an automobile, computer and office equipment and is stated at cost less accumulated depreciation. Depreciation of furniture, computer and office equipment is computed over the estimated useful life of the asset, generally five and seven years respectively, utilizing the double declining balance methodology. Depreciation for the leasehold improvements is computed using the straight-line method over the 5 year term of the lease. Upon disposition of assets, the related cost and accumulated depreciation are eliminated and any gain or loss is included in the statement of income. Expenditures for major improvements are capitalized. Maintenance and repairs are expensed as incurred.

Thorium Power, Ltd.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2006

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

g) Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R (FAS-123R), Share-Based Payment, which is a revision of Statement of Financial Accounting Standards No. 123 (FAS-123), Accounting for Stock-Based Compensation. In addition to requiring supplemental disclosures, FAS-123R addresses the accounting for share-based payment transactions in which a company receives goods or services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. FAS-123R focuses primarily on accounting for transactions in which a company obtains employee services in share-based payment transactions. The Statement eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 (APB-25), Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair value based method. Accordingly, pro-forma disclosure is no longer an alternative.

Under FAS-123R, the Company is required to recognize compensation cost for the portion of outstanding awards previously accounted for under the provisions of APB-25 for which the requisite service had not been rendered as of the adoption date for this Statement. The Statement also requires companies to estimate forfeitures of stock compensation awards as of the grant date of the award.

A “modified prospective” method is used in which compensation cost is recognized beginning with the effective date (a) based on the requirements of FAS-123R for all share-based payments granted after the effective date and (b) based on the requirements of FAS-123 for all awards granted to employees prior to the effective date of FAS-123R that remain unvested on the effective date; or

The Company adopted FAS-123R on January 1, 2006, using the modified prospective method. The valuation of the stock issued to consultants for consulting services are valued as of the date of the agreements with the various consultants, which in all cases is earlier than the dates when the services are committed to be performed by the various consultants.

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

Thorium Power, Ltd.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2006

h) Warrants

Warrants issued in conjunction with equity financing were accounted for under the Emerging Issues Task Force FSP (“EITF”) Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock’. In December 2006, the FASB approved FSP EITF 00-19-2 Accounting for Registration Payment Arrangements, which establishes the standard that contingent obligations to make future payments under a registration rights arrangement shall be recognized and measured separately in accordance with Statement 5 and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss. The Company has currently evaluating the effect of how FSP EITF 00-19-2 and FSP EITF Topic D-98 will affect future financial statements. The adoption of this pronouncement on January 1, 2007 will change the classification of the warrant liability, $1,132,440 at December 31, 2006, to equity (additional paid in capital).

i) Basic and Diluted Loss per Share

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard No. 128 (“SFAS 128”), “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2006 and 2005, the Company stock equivalents were anti-dilutive and excluded in the loss per share computation.

j) Impairment Charges

Unlike goodwill and indefinite-lived intangible assets, the accounting rules do not provide for an annual impairment test in determining whether property, plant, and equipment and finite-lived intangible assets (e.g., patents) are impaired. Instead, they require that a triggering event occur before testing an asset for impairment. Examples of such triggering events include a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related asset, a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business and a significant change in the operations of an acquired business.

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

In November 2005, FASB issued FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP 115-1 and 124-1”), which clarifies when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 and 124-1 are effective for all reporting periods beginning after December 15, 2005. Implementation of these statements is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

Thorium Power, Ltd.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2006

k) Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles are excluded from net income. For the Company, such items consist primarily of unrealized gains and losses on marketable debt securities, which the Company has classified as cash equivalents, as their maturities are three months or less.

l) Development Stage Enterprise

The Company’s consolidated financial statements are prepared using the accrual method of accounting and according to the provisions of Statement of Financial Accounting Standards No. 7 (“SFAS 7”), “Accounting and Reporting for Development Stage Enterprises,” as we are devoting substantially all of our efforts to developing our nuclear fuel designs. Until such designs are developed and significant revenue is derived from these nuclear fuel designs or other revenue sources, we will continue to prepare our consolidated financial statements and related disclosures in accordance with entities in the development stage.

m) Revenue Recognition

All of the Company’s revenue to date from January 8, 1992 (Inception) to December 31, 2006 had been derived from licensing fees from nuclear industry commercial partners.

Once the company’s Thorium nuclear fuel designs has advanced to a commercially usable stage the company will seek to license its technology to major government contractors or nuclear companies, working for the US and other governments. We expect that our revenue from license fees will be recognized on a straight-line basis over the expected period of the related license term.

Total subsidies and grants from the US government totaled approximately $5.45 million, cumulative from January 8, 1992 (Inception) to December 31, 2006. These amounts were not paid to us but paid directly from the US government to third party research and development companies that worked on our nuclear project, as well as other projects.

n) Government Grants

Receipts of government grants to encourage research and development activities which are non-refundable will be credited to deferred income upon receipt. Government grants are used either for purchases of assets or to subsidize the research and development expenses incurred.

For purchases of assets, government grants are deducted from the carrying amount of the assets. For the research and development expenses, the Company matches and offsets the government grants with the expenses of the research and development activities as specified in the grant approval document in the corresponding period when such expenses incurred.

o) Segment Reporting

 The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company has determined that the Company has one operating segment as defined by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”.

Thorium Power, Ltd.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2006

p) Commitments and Contingencies

Liabilities for loss contingencies arising from various claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

q) Recently Issued Accounting Standards

FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109. In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires the Company recognizes in its consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The Company does not believe FIN 48 will have an impact on its consolidated financial statements.

SFAS 157, Fair Value Measurements. In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute. The standard does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.

Staff Accounting Bulletin (“SAB”) No. 108

In September 2006, the SEC issued SAB No. 108, which provides guidance on the process of quantifying financial statement misstatements. In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statement errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of the Company’s financial statements and the related financial statement disclosures. SAB No.108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006. The transition provisions of SAB No. 108 permits existing public companies to record the cumulative effect in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Management does not expect that the adoption of SAB No.108 would have a material effect on the Company’s consolidated financial statements.

The Company is currently evaluating the effect of other new accounting pronouncements on its future statements of financial position and results of operations.

r) Intangible Assets - Patents

Patents are stated in the balance sheet at cost less accumulated amortization. The costs of the patents are amortized on a straight-line basis over their estimated useful lives. The amortization period for our patents range between 17-20 years.

s) Retirement 401K Plan

We have a 401(k) savings plan that was set up in 2006 covering substantially all of our employees. Eligible employees may contribute through payroll deductions. There were no Company matching contributions made to the 401(k) savings plan in 2006.

3.  Financial Status of the Company - December 31, 2006

Management anticipates, based on its current projected working capital requirements, that it will have enough working capital funds to sustain its current operations at its current operating level, until sometime during the first quarter of 2008. The Company will have future issuances of its stock or incur debt, in order to provide funds to continue its operations into 2008 and beyond.

Thorium Power, Ltd.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2006

4.  Research and Development Costs

Research and development costs, included under the caption “general and administrative expenses” in the statement of operations amounted to $34,400 and $17,500 for the years ended December 31, 2006 and 2005, respectively and $3,926,558 from January 8, 1992 (Inception) to December 31, 2006

5.  Property Plant and Equipment

The following represents the detail of the Company’s property, plant and equipment at December 31, 2006 and 2005:

	2006	2005

Furniture, computer and office equipment	$24,840	$13,879
Automobile	22,217	22,217
Total Cost	47,057	36,096
Accumulated Depreciation	25,767	14,881
Net Book Value	$21,290	$21,215

Depreciation expense for the years ended December 31, 2006 and 2005 were $10,886, and $5,434, respectively.

6.  Intangible Assets - Patents

Patents represent legal fees and filing costs that are capitalized and amortized over their estimated useful lives of 17-20 years. There were no patents placed in service for the year ended December 31, 2006.

The following table summarizes the lives and carrying values of the Company's patents at December 31, 2006 and 2005:

	2006	2005

Patents	$411,669	$405,005
Accumulated Amortization	193,794	193,794
Net Book Value	$217,875	$211,211

Amortization expense of patents was $- and $17,270 for the years ended December 31, 2006 and 2005 and $193,794 for the cumulative period from January 8, 1992 (Inception) to December 31, 2006.

7.  Stockholders’ Equity

Total Common stock outstanding at December 31, 2006 was 293,101,546 (including 36,659,837 shares of common stock with registration rights). There were also 850,000 shares that were held as Treasury stock at December 31, 2006, bringing the total number of shares issued to 293,951,546. At December 31, 2006, there were 25,282,745 stock purchase warrants and 34,578,993 stock options outstanding, all totaling 352,963,284 of total stock and stock equivalents outstanding at December 31, 2006.

Thorium Power, Ltd.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2006

a). Common Stock Issuances

STOCK ISSUANCES PRIOR TO THE MERGER DATE (10/6/06)

During the year ended December 31, 2006, Thorium Power Inc., sold 8,354,919 (equivalent to 326,010 shares of Thorium Power Inc) shares of common stock to 22 investors for $1,539,678. Thorium Power, Inc. also sold, pursuant to the Merger Agreement, 4,164,518 shares (equivalent to 162,500 shares of Thorium Power Inc.) of common stock to Novastar, at a stock price of $0.1561 per share (equivalent to $4.00 per Thorium Power Inc share price), total proceeds of $650,000. These shares were subsequently cancelled after the merger. Thorium Power, Inc., also received $13,000 from the exercise of 333,161 stock options (equivalent to 13,000 Thorium Power Inc.stock options) at $0.0435 per share (equivalent to $1.00 price per Thorium Power Inc share). Total proceeds from the issuance of the above 12,852,598 shares (equivalent to 501,510 shares of Thorium Power Inc. was $2,202,678. Thorium Power, Inc., also issued 26,268 shares (equivalent to 1,025 shares of Thorium Power Inc. common stock at $0.1561 per share (equivalent to $4.00 per stock price of Thorium Power Inc.) shares in repayment of a loan from a director, which totaled $4,100. Thorium Power, Inc. also issued 512,556 shares (equivalent to 20,000 shares of Thorium Power Inc. common stock to directors, for director service rendered at $0.2049 per share (equivalent to $5.25 per Thorium Power Inc.) share price, total value of the services recorded was $105,000. Thorium Power, Inc., was a private company, so the value of the stock issued for services was determined by the price paid by the investors mentioned above, where 21 out of the 22 of these investors paid $0.2049 per share (equivalent to Thorium Power Inc. price of $5.25 per share). There were also 16,659,275 (equivalent to 650,047 Thorium Power Inc.shares) of Thorium Power, Inc. shares issued to stock option holders, who exercised their stock options through the cashless exercise feature in accordance to their individual stock option agreements. All of these option holders had an exercise price of $0.039 per share (equivalent to $1.00 per Thorium Power Inc. share price and the numbers of shares issued in the cashless exercise were based on the market price of $0.2049 per share (equivalent to Thorium Power Inc. $5.25 per share).

STOCK ISSUANCES-PURSUANT TO THE MERGER AGREEMENT-MERGER DATE - 10/6/2006

On October 6, 2006, the Company completed the merger, as more fully described in note 1, and issued 135,637,854 shares of Thorium Power, Ltd., stock to the stockholders of Thorium Power, Inc. For accounting purposes, Thorium Power Inc. is the continuing accounting entity, therefore Thorium Power Inc. is deemed to have issued these shares to its stockholders pursuant to the Merger Agreement. An additional 307,534 shares were issued pursuant to the Merger Agreement, after the merger date, for Thorium Power, Inc. shareholders that were not reflected in the Thorium Power, Inc. stockholders list, at the merger date. This stock issuance of 307,534 shares was recorded as a stock settlement expense which totaled $92,260, valued at the stock price of $0.30 per share, valued at the date the Company was first made aware of these shares being outstanding, that were not accounted for in their stock records. The Company reviewed these share certificates and determined that they were valid stock certificates and settled this matter, post merger, by issuing the equivalent Thorium Power Ltd. shares to these stockholders.

STOCK ISSUANCES AFTER THE MERGER DATE-After October 6, 2006

The Board of Directors of the Thorium Power, Ltd. increased the size of the board to five members and appointed two Independent Directors: Jack D. Ladd and Daniel B. Magraw, Jr., as a members of the Board of Directors of the Company, effective October 23, 2006. Pursuant to terms of the Independent Director’s Contracts, dated October 23, 2006, between Mr. Ladd and the Company and Mr. Magraw and the Company Mr. Ladd and Mr. Magraw will each receive a fee of $20,000 per year in cash, as well as such number of restricted shares, issued quarterly, equal to $5,000 each quarter, to be paid to each Director for the respective quarter based on the average closing price of the Company’s common stock, as quoted on the trading market on which the Company’s securities are traded, over the thirty day period prior to the first day of the applicable quarter. On December 27, 2006, a total of 22,050 shares were issued to the directors for their services. Additionally, the Director Contracts grant to Messrs. Ladd and Magraw for each year of service on the Board of Directors non-qualified options to purchase up to 500,000 shares of the common stock of the Company (the “Director Options”), which shall vest with respect to 13,889 shares on November 23, 2006 and the remaining 486,111 shares will subsequently vest in equal monthly installments of 13,889 shares on each one month anniversary of the grant until all shares underlying the Director Options have vested. The third independent Director, Victor Alessi, was appointed as a director in August, 2006 and received 500,000 stock options, term 5 years, vesting equally over 36 month period. On October 11, 2006, 182,291 shares were issued pursuant to a legal settlement. On November 6, 2006, 491,333 shares were issued, pursuant to a cashless stock option exercise of 140,953 shares, strike price was $0.195 per share and market value of the stock was $0.30 per share.

Thorium Power, Ltd.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2006

In November, 2006 the company redeemed 3,008,990 shares of common stock from its two executive officers and as a result of this stock redemption, paid the payroll taxes owed on the stock based compensation.

b). Common Stock Buyback Program - Treasury Stock

On October 17, 2006, the Company announced that its Board of Directors authorized a share buyback program for an aggregate of $1,000,000 over the next 12 months, with $250,000 of stock to be repurchased immediately. At the discretion of the CEO Seth Grae, the Company may effect further share repurchases over the course of the year depending on valuation of the Company reflected in the share price. As of the date of this report 850,000 shares had been repurchased pursuant to this program at the average approximate price of $0.30 per share. The Company valued all shares issued in the twelve month period ended December 31, 2006 using the traded quoted market price of the Company’s common stock as of the applicable agreement date. These shares are being held as Treasury Stock as of December 31, 2006.

c). Common Stock Issued With Registration Rights - Temporary Equity

On May 4, 2006, the Company completed a private placement with certain investors in which it sold an aggregate of 36,659,837 units, consisting of 36,659,837 shares of its restricted common stock and 18,329,98 common stock purchase warrants for $15,580,431. Each unit consists of one share of common stock and one-half of a non-transferable share purchase warrant. Each whole warrant entitles the holder of the warrant to acquire one additional share of common stock at a price of $0.65 per share and expires twelve months from the closing date of the subscription expiration date or term subsequently extended 6 months.

Under the terms of the sale, the investors were granted registration rights in which the Company agreed to timely file a registration statement to register the common shares and the shares underlying the warrants, obtain effectiveness of the registration statement by the SEC on or before September 1, 2006, and maintain the effectiveness of this registration statement for a pre-set time thereafter. In the event the Company failed to timely perform under the registration rights agreement, the Company agreed to pay the investors liquidated damages in an amount equal to 2% of the aggregate amount invested by the investors for each 30-day period or pro rata for any portion thereof following the date by which the registration statement should have been effective. The initial registration statement was timely filed, however it was not declared effective by the SEC within the allowed time. Accordingly, the Company is liable to the investors for liquidated damages under the registration rights agreement. The Company recognized in other income and expenses, in its statements of operatons under the caption Registration Rights Expense, an amount of approximately $354,000 for unpaid liquidated damages at December 31, 2006.

The EITF is currently reviewing the accounting for securities with liquidated damages clauses as stated in EITF 05-04, The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument subject to EITF 00-19. There are currently several views as to how to account for this type of transaction and the EITF has not yet reached a consensus. In accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in the Company's Own Stock, and EITF 05-04, because of the potential liquidated damages for failure to obtain and maintain an effective registration statement is substantial, the value of the common stock subject to such registration rights should be classified as temporary equity. Additionally, in accordance with EITF 00-19 and the terms of the above warrants, the fair value of the warrants should be recorded as a liability, with an offsetting reduction to shareholders’ equity. The warrant liability is initially measured at fair value using the Black Scholes option pricing model, and is then re-valued at each reporting date, with changes in the fair value reported as non-cash charges or credits to earnings reported as gain/loss on fair value of warrant derivatives.

Thorium Power, Ltd.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2006

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

Based on the above interpretation, as of May 4, 2006, the Company classified $12,041,373 for the value of common stock subject to registration rights as temporary equity instead of shareholders’ equity. In addition, the Company measured the initial fair value of the warrants on May 4, 2006 at $3,539,058 and classified at that date the fair value of the warrants as warrant liability instead of shareholders’ equity.

At the end of each reporting period, the value of these warrants is re-measured based on the fair value of the underlying shares, and changes to the warrant liability and related “gain or loss in fair value of the warrants” is recorded as a non-cash charge or credit to earnings. The warrant liability will be reclassified to shareholders’ equity when the Company is no longer subject to all of its performance obligations under the registration rights agreement, or under FSP 00-19-2 as equity in 2007.

At December 31, 2006, the warrant liability decreased to $1,132,440 due to changes in the fair value of the warrants. The fair value of the warrants was estimated using the Black Scholes option-pricing model, with the following assumptions for the year ended December 31, 2006: risk-free interest rate of 3.86% dividend yield of 0%, expected life of .9 year and volatility of 106% were used. We expect to reclassify this warrant liability, in accordance with FSP 00-19-2 to stockholders’ equity, additional paid in capital, at January 1, 2007.

For the period ended October 6, 2006 to December 31, 2006, the non-cash gain on fair value of warrants, or deduction in warrant liability, was $1,902,286. The gain recorded on the change in the fair value of derivative instruments was due principally to the decrease in the volatility factor used in the Black Scholes valuation of the warrants. The date range used to calculate this volatility factor was from January 5, 2006, date of announcement of Thorium Power, Ltd. and Thorium Power, Inc. merger, to December 31, 2006. The stock volatility factor for the fourth quarter of 2006 was low, as the stock trading price remained primarily at $0.30 per share for this period of time. The non-cash gain on fair value of warrants, recorded as gain on fair value of warrant derivatives, has no effect on the Company’s cash flows or liquidity.

d) Share-based Compensation

The Company has in place a stock-based compensation plan to reward for services rendered by officers, directors, employees and consultants. On July 17, 2006, the Company amended this stock plan. The Company has reserved 75,000,000 shares of common stock of its unissued share capital for the stock plan. Other limitations are as follows:

i).	No more than 37,500,000 options can be granted for the purchase of restricted common shares.

ii).	No more than 8,000,000 options can be granted to any one person.

iii).	No more than 5,000,000 options can be granted to any one person for the purchase of restricted common shares.

On January 1, 2006, the Company adopted FAS-123R. In March 2005, the SEC staff expressed their views with respect to FAS-123R in Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB 107”). SAB 107 provides guidance on valuing options. The impact of adopting FAS-123R for the year ended December 31, 2006 was to record a non-cash compensation expense of $2,184,001, of which $937,619 was allocated prior to the merger from Thorium Power, Ltd. for services rendered on behalf of Thorium Power, Inc. . Prior to January 1, 2006, the Company accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by FAS-123. In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company adopted FAS-123R using the modified-prospective-transition method. Under that transition method, compensation cost recognized in future interim and annual reporting periods includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS-123, and b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS-123R.

Thorium Power, Ltd.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2006

The adoption of FAS-123R had no effect on cash flow from operations or cash flow from financing activities for the three months ended September 30, 2006. FAS-123R requires the cash flows from tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) to be classified as financing cash flows. Prior to the adoptions of FAS-123R, excess tax benefits would have been classified as operating cash inflows. The Company has not recognized, and does not expect to recognize in the near future, any tax benefit related to stock-based compensation costs as a result of the full valuation allowance on our net operating loss carry forwards.

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

For awards with service conditions and graded vesting that were granted prior to the adoption of FAS-123R, the Company estimates the requisite service period and the number of shares expected to vest and recognize compensation expense for each tranche on a straight-line basis over the estimated requisite service period of the award or over a period ending with an employee’s eligible retirement date, if earlier. Adjustments to compensation expense as a result of revising the estimated requisite service period are recognized prospectively.

Total stock options outstanding at December 31, 2006 were 34,578,993 (22,567,242 were assumed by Thorium Power Inc. in accordance with the Merger Agreement with Thorium Power, Ltd. and remain outstanding) and 16,325,523 of these total options were vested at December 31, 2006.

Stock option transactions to the employees, directors, advisory board members and consultants are summarized as follows:

	2006	2005
Stock Options Outstanding
Assumed by the Merger	22,567,242	-
Thorium Power Inc. Options Outstanding	12,011,751	-
Expired	-	-
Forfeited		-
Outstanding end of the year	34,578,993	-
Options exercisable at the end of the year	16,325,523	-

The above table includes options issued as of December 31, 2006 as follows:

i).	A total of 2,150,000 non-qualified 10 year options have been issued by Thorium Power, Ltd., to advisory board members at exercise prices of $0.51 to $0.64 per share.

ii).	A total of 5,500,000 non-qualified 5 year options have been issued to advisory board members at an exercise price of $0.445 per share and a weighted average of $0.445; and

Thorium Power, Ltd.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2006

iii).
A total of 14,917,242 non-qualified 10 year options have been issued to directors and officers of the Company, at exercise prices of $0.30 to $0.80 per share. From this total, 7,200,000 options were issued to Chief Executive Officer who is also a director, on February 14, 2006, with a remaining contractual life of 9.1 years. All other options issued have a remaining contractual life ranging from 4.75 years to 9.9 years.

The following table provides certain information with respect to the above-referenced stock options that are outstanding and exercisable at December 31, 2006:

	Stock Options Outstanding		Stock Options Vested
Exercise Prices	Weighted Average Remaining Contractual Life - Years	Number of Awards	Number of Awards	Weighted Average Exercise Price
$0.16 - $0.20	3.1	6,650,415	6,650,415	$0.16
$0.30-$0.39	1.2	6,853,578	4,478,277	$0.37
$0.45-$0.51	7.2	11,875,000	1,627,085	$0.48
$0.64-$0.80	9.2	9,200,000	2,083,334	$0.77

Total	5.9	34,578,993	16,325,523	$0.48

Assumptions used in the Black Scholes option-pricing model are as follows:

The aggregate intrinsic value of stock options outstanding at December 31, 2006 was $931,058 of which $931,058 relates to vested awards. Intrinsic value is calculated based on the difference between the exercise price of the underlying awards and the quoted price of our common stock as of the reporting date ($0.30 per share as of December 31, 2006)

December 31, 2006
Average risk-free interest rate	4.18% - 4.45%
Average expected life	5 years
Expected volatility	108% - 275%
Expected dividends	0%

During the year ended December 31, 2006, $9,131,746 was recorded as stock-based compensation expense in the statement of operations. The result of all the above stock option grants that occurred after January 1, 2006 for Thorium Power Inc and stock option grants for Thorium Power Ltd that were recorded in the statement of operations totaled $2,719,496 (non-deductible for tax purposes, may provide a tax deduction for the Company when exercised). Stock compensation to executive officers totaled $6,138,250, one bonus at year end recorded to common stock reserved for issuance totaled $1,200,000, and the other stock compensation to officers in accordance with their employment agreements totaled $4,938,250. From this total amount of stock-based compensation of $9,131,746, $6,602,098 was recorded on Novastar Resources Ltd. books for the period January 1, 2006 to October 6, 2006, but all of this compensation amount was incurred for Thorium Power Inc.’s benefit, thus allocated to Thorium Power Inc. statement of operations for the year ended December 31, 2006. The remaining stock-based compensation expense was to directors of $105,000 and the amortization of deferred stock compensation of $169,000. Some volatility factors used by Novastar, for five option grants in its fiscal year ended June 30, 2006 calculated the volatility factor for Black Scholes using the term of the option, which is general practice, not from the announcement date of the merger, January 5, 2006, which was later determined to be a more applicable date range due to the announcement date being the date the stock market reflected the merger in the valuation of the Company’s stock. This difference in these volatility factors for these five option grants is not material to these financial statements, therefore, no current adjustment to the volatility factors was made to these financial statements for these five option grants and we have decided to continue to use these factors for future expense recognition of options under SFAS #123R.

Thorium Power, Ltd.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2006

e). Warrants

During the year ended December 31, 2006, there were 25,282,745 warrants outstanding as of December 31, 2006.

At December 31, 2006 the range of warrant prices for shares under warrants and the weighted-average remaining contractual life are as follows:

	Warrants Outstanding and Exercisable
Warrants - Exercise Price	Number of Warrants	Weighted Average Remaining Contractual Life - Years
$0.30 (Assumed from Thorium Power Ltd.)	2,104,999.4
$0.39	2,743,662.6
$0.50 (Assumed from Thorium Power Ltd.)	2,104,166.8
$0.65 (Assumed from Thorium Power Ltd.)	18,329,918.9
Total	25,282,745

The investors in the November 23, 2005, March 30, 2006 and May 4, 2006 private placements received detachable warrants for the purchase of 2,104,999, 2,104,166 and 18,329,918 shares of common stock, respectively, which were valued at $127,467, $281,117 and $3,539,058, respectively. For purposes of estimating the intrinsic fair value of each warrant as of dates of the private placements, the Company utilized the Black Scholes option-pricing model. The Company estimated the fair value of the warrants assuming no expected dividends and the following weighted-average assumptions:

December 31, 2006
Average risk-free interest rate	2.86% - 4.30%
Average expected life	1 year
Expected volatility	142% - 153%
Expected dividends	0%

On November 17, 2006 the Board of Directors of Thorium Power, Ltd., authorized the extension of the expiration date of all common stock purchase warrants above by six months from the expiration date identified on the respective warrants. This extension of the warrant terms resulted in an expense of $963,387, recorded under the caption warrant expense in the statement of operations in the category other income and expenses.

f). Common Stock and Warrants reserved for Future Issuance

Common stock and warrants reserved for future issuance consists of:

	Shares of	Stock
	Common	Purchase
	Stock	Warrants	Amount
Stock-based Compensation	4,000,000	0	$1,200,000

Thorium Power, Ltd.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2006

The Compensation Committee of the Board of Directors on December 18, 2006 had unanimously voted to issue 4 million shares of restricted stock as a year end 2006 bonus to its CEO and Executive VP of International Nuclear Operations as well as redeem 1,620,000 shares of this stock grant from the two executives, at a price of $0.20 per share (after applying a 50% discount off the closing market stock price on the date of issuance)., This redemption was effected by the Company in order to pay for the payroll taxes owed on the stock based compensation to the executives. The 50% discount factor was determined by an independent third party valuation company, for payroll tax reporting purposes, and the lack of marketability discount was determined by this valuation company to be 50%. The Company, in January 2007, paid a total of $347,690 for primarily payroll tax withholdings (as a result of redeeming 1,620,000 shares of stock) and payroll tax expense due on these stock compensation issuances.

8.  Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting and the amounts recognized for income tax purposes. The significant components of deferred tax assets (at a 40% effective tax rate) as of December 31, 2006 are as follows:

	Total Amount	Deferred Tax Asset Amount
Assets
Stock-based compensation	2,719,496	1,087,798
Approximate net operating loss	24,458,493	9,783,397
Less: valuation allowance	(27,177,989)	(10,871,196)
	$-	-

Management believes that it is more likely than not that the forecasted taxable income will not be sufficient to utilize the tax carryforwards of approximately $24,458,493, before its expiration in 2012 and 2026 to fully recover the asset. As a result, the amount of the deferred tax assets considered realizable was reduced 100% by a valuation allowance. In the near term, if estimates of future taxable income are increased, such an increase will change the valuation allowance. The Company has no other deferred tax assets or liabilities.

9.  Research Agreement

The Company is party to an agreement whereby all of its current research is being performed by the Russian Research Centre, known as the Kurchatov Institute (“RRC”), on the Company’s fuel designs. All the funding under this agreement is supplied by the Company. As of March 12, 2007, the Company fulfilled all of its financial obligations under that agreement.

The Company is now in the final stage of negotiations over a new Cooperative Research Agreement (CRA) with an entity closely affiliated with the Russian Atomic Energy Agency (RosAtom) that will provide a necessary legal mechanism for the next phase of research and demonstration activities leading to lead test assembly testing in an operating VVER-1000 reactor in Russia. The initial scope of work under the new CRA is expected to cost approximately $5,000,000 over a 15 month period.

10.  Commitments and Contingencies

Firm Price Commitments

The Company entered into a firm price commitment agreement in connection with its participation in the pre-conceptual design phase for the construction of a high-temperature test and research reactor in Texas. The agreement has created a commitment by the Company for a minimum of $1.25 million financial contribution toward the project. A minimum payment of $50,000 on the agreement was due and paid on February 22, 2006, with 10 additional payments totaling $1.2 million due by December 31, 2006. A total of $550,000 has been paid as of December 31, 2006. Management has decided to prioritize research and demonstration activities on its nuclear fuel designs in Russia (see above) and currently has no intention to contribute additional funding toward the high-temperature test and research reactor project in Texas. In Management’s opinion, based on the terms of this agreement, it has no further obligations to fund this project.

Thorium Power, Ltd.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2006

Lease Commitments

i) The Company leases office space. Future estimated rental payments under these operating leases are as follows:

Dollars

Year ending December 31, 2007	$70,000

Year ending December 31, 2008	$35,000

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The Company has employment agreements with its executive officers, the terms of which expire at various times. Such agreements provide for minimum compensation levels, as well as incentive bonuses that are payable if specified management goals are attained. Under each of the agreements, in the event the officer’s employment is terminated (other than voluntarily by the officer or by the Company for cause or upon the death of the officer), the Company, if all provisions of the employment agreements are met, is committed to pay certain benefits, including specified monthly severance.

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements regarding accounting and financial disclosure matters with our independent certified public accountants.

Item 8A.  CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report on Form 10-KSB. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer, and our acting Chief Financial Officer. Based upon that evaluation, management concluded that the our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to management (including the chief executive officer and chief financial officer) to allow timely decisions regarding required disclosure and that our disclosure controls and procedures are effective to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

Item 8B.  OTHER INFORMATION.

None.

PART III

The information required by Item 9 — Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act of the Registrant; Item 10 — Executive Compensation; Item 11 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 12 — Certain Relationships and Related Transactions, and Director Independence and Item 14 — Principal Accountant Fees and Services is incorporated into Part III of this Annual Report on Form 10-KSB by reference to the Proxy Statement for our Annual Meeting of Stockholders scheduled to be held on April 25, 2007.

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

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated by reference from the Company’s Registration Statement on Form 10-SB filed on December 17, 1999).

3.2	By-laws (incorporated by reference from the Company’s Current Report on Form 8-K filed on September 18, 2006).

4.1
2005 Compensation Plan for Outside Consultants of Custom Brand Networks, Inc. dated March 1, 2005 (incorporated by reference from the Company’s Registration Statement on Form S-8 filed on March 10, 2005).

4.2
2005 Augmented Compensation Plan for Outside Consultants of the Company dated August 15, 2005 (incorporated by reference from the Company’s Registration Statement on Form S-8 filed on August 19, 2005).

4.3	2006 Stock Plan (incorporated by reference to Exhibit 10.1 of the current report of the Company on Form 8-K filed February 21, 2006)

10.1
Consulting Agreement dated October 15, 2004 between Custom Branded Networks, Inc. and Walter Doyle (incorporated by reference from the Company’s Registration Statement on Form S-8 filed on October 19, 2004).

10.2
Consulting Agreement dated October 15, 2004 between Custom Branded Networks, Inc. and Adam Harrison (incorporated by reference from the Company’s Registration Statement on Form S-8 filed on October 19, 2004).

10.3
Consulting Agreement dated October 15, 2004 between Custom Branded Networks, Inc. and Tim Lelek (incorporated by reference from the Company’s Registration Statement on Form S-8 filed on October 19, 2004).

10.4
Consulting Agreement dated October 15, 2004 between Custom Branded Networks, Inc. and Bruce Fearn (incorporated by reference from the Company’s Registration Statement on Form S-8 filed on October 19, 2004).

10.5
Compensation Agreement dated October 15, 2004 between Custom Branded Networks, Inc. and Paul G. Carter (incorporated by reference from the Company’s Registration Statement on Form S-8 filed on October 19, 2004).

10.6
Consulting Agreement dated January 24, 2005 between Custom Branded Networks, Inc. and Walter Doyle (incorporated by reference from the Company’s Registration Statement on Form S-8 filed on January 27, 2005).

10.7
Consulting Agreement dated January 24, 2005 between Custom Branded Networks, Inc. and Sanjeev Pamnani (incorporated by reference from the Company’s Registration Statement on Form S-8 filed on January 27, 2005).

10.8
Consulting Agreement dated January 24, 2005 between Custom Branded Networks, Inc. and Seth Shaw (incorporated by reference from the Company’s Registration Statement on Form S-8 filed on January 27, 2005).

10.9
Assignment of Specific Mineral Rights dated September 14, 2005 between American Graphite Holdings and the Company (incorporated by reference from the Company’s Current Report on Form 8-K filed on October 11, 2005).

10.10
Amendment No. 1, dated March 5, 2006, to Assignment of Specific Mineral Rights between American Graphite Holdings and the Company (incorporated by reference from Exhibit 10.10 of the initial filing of this Registration Statement on Form S-4 filed June 14, 2006).

10.11	Mining Acquisition Agreement dated September 30, 2005 between Walter Doyle and the Company (incorporated by reference from the Company’s Current Report on Form 8-K filed on October 11, 2005).

10.12
Amendment No. 1, dated March 5, 2006, to Mining Acquisition Agreement between Walter Doyle and the Company (incorporated by reference from Exhibit 10.12 of the Company’s Registration Statement on Form S-4 filed June 14, 2006).

10.13
Agreement and Plan of Merger dated as of February 14, 2006, between Novastar Resources Ltd., TP Acquisition Corp. and Thorium Power, Inc. (incorporated by reference from the Company’s Current Report on Form 8-K filed on June 13, 2006).

10.14
Amendment No. 1, dated June 9, 2006, to Agreement and Plan of Merger between Novastar Resources Ltd., TP Acquisition Corp. and Thorium Power, Inc. (incorporated by reference to Exhibit 10.1 of the current report of the Company on Form 8-K filed June 13, 2006).

10.15
Employment Agreement, dated as of February 14, 2006, between the Company and Seth Grae (incorporated by reference to Exhibit 10.2 of the current report of the Company on Form 8-K filed February 21, 2006)

10.16
Stock Option Agreement, dated as of February 14, 2006, between the Company and Seth Grae (incorporated by reference to Exhibit 10.3 of the current report of the Company on Form 8-K filed February 21, 2006)

10.17
Subscription Agreement, dated as of February 14, 2006, between the Company and Thorium Power (incorporated by reference to Exhibit 10.4 of the current report of the Company on Form 8-K filed February 21, 2006)

10.18
Amended and Restated Consulting Agreement, dated February 6, 2006, between the Company and Alan Gelband (incorporated by reference to Exhibit 10.5 of the current report of the Company on Form 8-K filed February 21, 2006)

10.19
Form of Subscription Agreement between the Company and the investors in the private placement closed on February 14, 2006 (incorporated by reference to Exhibit 10.6 of the current report of the Company on Form 8-K filed February 21, 2006)

10.20
Assignment of Minerals Lease, dated December 31, 2005, between CM Properties and the Company (incorporated by reference to Exhibit 10.1 of the current report of the Company on Form 8-K filed January 10, 2006)

10.21
Amendment No. 1 to Assignment of Minerals Lease, dated March 5, 2006 between CM Properties and the Company (incorporated by reference from Exhibit 10.21 of the initial filing of this Registration Statement on Form S-4 filed June 14, 2006).

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

10.25
Teaming Agreement dated February 22, 2006 between The University of Texas System, The University of Texas of the Permian Basin, The University of Texas at Austin, The University of Texas at Arlington, The University of Texas at Dallas, The University of Texas at El Paso, The City of Andrews, Texas, Andrews County, Texas, the Midland Development Corporation, the Odessa Development Corporation, Thorium Power and General Atomics (incorporated by reference from Exhibit 10. the Company’s Registration Statement on Form S-4 filed June 14, 2006).

10.26
Amendment No. 1 to Amended and Restated Consulting Agreement, dated June 12, 2006, among the Company, Alan Gelband and Alan Gelband Company, Inc. (incorporated by reference to Exhibit 10.1 of the current report of the Company on Form 8-K filed June 13, 2006).

10.27	Employment Agreement, dated June 6, 2006, between the Company and Cornelius J. Milmoe (incorporated by reference to Exhibit 10.1 of the current report of the Company on Form 8-K filed June 13, 2006).

10.28
Stock Option Agreement, dated June 6, 2006, between the Company and Cornelius J. Milmoe (incorporated by reference to Exhibit 10.1 of the current report of the Company on Form 8-K filed June 13, 2006).

10.29	Consulting Agreement, dated June 12, 2006, between the Company and Larry Goldman (incorporated by reference to Exhibit 10.1 of the current report of the Company on Form 8-K filed June 13, 2006).

10.30	Stock Option Agreement, dated June 12, 2006, between the Company and Larry Goldman (incorporated by reference to Exhibit 10.1 of the current report of the Company on Form 8-K filed June 13, 2006).

10.31
Office Service Agreement, dated April 19, 2006, between Tysons Business Center LLC and the Company (incorporated by reference from Exhibit 10.31 the Company’s Registration Statement on Form S-4 filed June 14, 2006).

10.32	Employment Agreement, dated July 27, 2006, between the Company and Andrey Mushakov (incorporated by reference to Exhibit 10.1 of the current report of the Company on Form 8-K filed August 4, 2006).

10.33	Stock Option Agreement, dated July 27, 2006, between the Company and Andrey Mushakov (incorporated by reference to Exhibit 10.2 of the current report of the Company on Form 8-K filed August 4, 2006).

10.34	Employment Agreement, dated July 27, 2006, between the Company and Thomas Graham, Jr. (incorporated by reference to Exhibit 10.3 of the current report of the Company on Form 8-K filed August 4, 2006).

10.35
Stock Option Agreement, dated July 27, 2006, between the Company and Thomas Graham, Jr. (incorporated by reference to Exhibit 10.4 of the current report of the Company on Form 8-K filed August 4, 2006).

10.36
Amendment No. 2, dated August 8, 2006, to Agreement and Plan of Merger between Novastar Resources Ltd., TP Acquisition Corp. and Thorium Power, Inc. (incorporated by reference to Exhibit 10.1 of the current report of Novastar on Form 8-K filed August 9, 2006).

10.37
Independent Director Contract, dated August 21, 2006, between the Company and Victor Alessi (incorporated by reference to Exhibit 10.1 of the current report of the Company on Form 8-K filed August 25, 2006).

10.38	Stock Option Agreement, dated August 21, 2006, between the Company and Victor Alessi (incorporated by reference to Exhibit 10.2 of the current report of the Company on Form 8-K filed August 25, 2006).

14.1	Code of Ethics (incorporated by reference from the Company’s Annual Report on Form 10-KSB filed on November 25, 2005).

16.1	Letter from Morgan and Company dated September 14, 2005 regarding change in independent accountant (incorporated by reference from the Company’s Current Report on Form 8-K filed on October 11, 2005).

31.1*	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification - Principal Accounting Officer

32*	Section 1350 Certifications

99.1*	Thorium Power, Inc. interim financial statements for the nine month period ended September 30, 2006.

99.2*	Report of Pricewaterhouse Coopers dated March 29,2002.

*	Filed herewith

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: March 20, 2007

THORIUM POWER, LTD.

By:	/s/ Seth Grae
Seth Grae Chief Executive Officer, President and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE

/s/ Seth Grae	Chief Executive Officer, President and Director
Seth Grae	(Principal Executive Officer)

/s/ Larry Goldman	Acting Chief Financial Officer and Treasurer
Larry Goldman	(Principal Financial Officer)

/s/ Thomas Graham, Jr.	Director
Thomas Graham, Jr.

/s/ Victor Alessi	Director
Victor Alessi

/s/ Jack Ladd	Director
Jack Ladd

/s/ Dan Magraw	Director
Dan Magraw