Form 10QSB
period 2007-03-31
Thorium Power, Ltd
filed 2007-05-10
CIK 1084554

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒No ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 4, 2007 are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	297,692,991

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

ITEM 1. FINANCIAL STATEMENTS

Thorium Power, Ltd.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	(Unaudited)	(Audited)
	March 31,	December 31
	2007	2006
ASSETS
Currrent Assets
Cash and cash equivalents	$9,026,195	$10,927,775
Prepaid expenses & other current assets	146,667	394,443
Total Current Assets	9,172,862	11,322,218

Property Plant and Equipment -net	20,312	21,290

Other Assets
Patent costs - net	217,875	217,875
Security deposits	2,049	2,049
Total Other Assets	219,924	219,924

Total Assets	$9,413,098	$11,563,432

Liabilities and Stockholders' Deficiency
Current Liabilities
Current portion long term debt	$4,449	$4,739
Accounts payable and accrued liabilities	947,866	1,121,083
Other current liabilities	0	347,690
Warrant liability	0	1,132,440
Total Current Liabilities	952,315	2,605,952

Notes Payable - long term	9,296	10,433

Total Liabilites	961,611	2,616,385

Commitments and contingencies

Common Stock with Registration Rights
Common Stock subject to continuing registration, $0.001 par value, 36,659,837 shares issued
and outstanding at March 31, 2007 and December 31, 2006	12,041,373	12,041,373

Stockholders' Deficiency
Preferred stock, $0.001 par value, 50,000,000 authorized shares, no shares issued and outstanding	0	0
Common stock, $0.001 par value, 500,000,000 authorized, 260,340,554 shares issued and 259,490,554 shares outstanding at March 31, 2007 and 257,291,709 shares issued and 256,441,709 shares outstanding at December 31, 2006	260,341	257,292
Additional paid in capital - stock and stock equivalents	26,460,130	23,148,560
Deficit accumulated during the development stage	(29,955,382)	(27,177,989)
Common stock reserved for issuance, 1,000,000 shares at March 31, 2007 and 4,000,000 shares at December 31, 2006	350,000	1,200,000
Accumulated other comprehensive income	27,581	18,861
Deferred stock compensation	(476,706)	(285,200)
Treasury stock - 850,000 shares	(255,850)	(255,850)
Total Stockholders' Deficiency	(3,589,886)	(3,094,326)

Total Liabilities and Stockholders' Deficiency	$9,413,098	$11,563,432

The accompanying notes are an integral part of these condensed consolidated financial statements

Thorium Power, Ltd.
(A Development Stage Company)
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended		Cumulative Period from January 8, 1992 (Inception) to
	March 31,		March 31,
	2007	2006	2007
Revenue:
License revenue	$0	$0	$624,985
Total Revenue	0	0	624,985

Operating Expenses
General and administrative	1,554,462	330,973	14,709,023
Research and development expenses	0	0	3,926,558
Stock-based compensation	1,335,517	0	12,697,134
Total Operating Loss	2,889,979	330,973	30,707,730

Other (Income) and Expenses
Gain on fair value of warrant derivatives	0	0	(1,902,286)
Other (income)/expense	(112,586)	866	(259,415)
Stock settlement expense	0	0	92,260
Registration right expense	0	0	353,706
Warrant expense	0	0	963,387
Total Other (Income) and Expenses	(112,586)	866	(752,348)

Net Loss	$2,777,393	$331,839	$29,955,382

Other Comprehensive Income (Loss)
Unrealized Gain Marketable Securities	8,720	0	27,581

Total Comprehensive Loss	$2,768,673	$331,839	$29,927,801

Net Loss Per Common Share, Basic and diluted	$0.01	$0.00
Weighted Average Number of shares outstanding for the period used to compute per share data	295,165,399	94,567,069

The accompanying notes are an integral part of these condensed consolidated financial statements

Thorium Power, Ltd.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	3 Months Ended		Cumulative amounts
	March 31,		January 8, 1992 (Inception)
	2007	2006	to March 31, 2007
Operating Activities
Net Loss for the period	$(2,777,393)	$(331,839)	$(29,955,382)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Shares issued for other than cash for payment of expenses	1,430,673	0	12,880,539
Gain on fair value of warrant liability	0	0	(1,902,286)
Depreciation and Amorization	978	6,564	358,189
Unrealized Gain Marketable Securities	8,720	0	8,720
Gain or loss on disposition of assets	0	0	86,855
Capitalization of Share Issue costs	0	0	(441,553)
Warrant Expense	0	0	963,387
Settlement Expense	0	0	92,260
Allocated general and administrative expenses - contributed capital	0	0	290,769
Changes in non-cash operating working capital items:
Prepaid expenses and other current assets	247,776	2,987	(29,283)
Accounts payable accrued liabilities and other current liabilities	(810,907)	(517,318)	210,061
Other assets	0	0	5,518
Net Cash (Used In) Operating Activities	(1,900,153)	(839,606)	(17,432,206)

Investing Activities
Purchase of equipment	0	(1,057)	(285,145)
Proceeds from the sale of equipment	0	0	13,583
Acquisition of patents	0	(300)	(411,669)
Other assets	0	0	(7,567)
Net Cash (Used In) Investing Activities	0	(1,357)	(690,798)

Financing Activities
Proceeds from Issue of common shares	0	1,543,774	14,498,016
Payments on notes payable and other	(1,427)	(1,011)	13,744
Proceeds of loan - related party	0	(28,430)	384,690
Repayment of loan - related party	0	0	(239,659)
Purchase of treasury stock	0	0	(255,850)
Other	0	0	5,850
Cash acquired in recapitalization of Thorium Power Inc.	0	0	12,742,408
Net Cash Provided By (Used In) Financing Activities	$(1,427)	$1,514,333	$27,149,199

Net Increase In Cash and Cash Equivalents	$(1,901,580)	$673,370	$9,026,195

Cash and Cash Equivalents, Beginning Of Period	10,927,775	283	0

Cash and Cash Equivalents, End Of Period	$9,026,195	$673,653	$9,026,195

Supplemental Disclosure of Cash Flow Information
Cash paid during the year:
Interest paid	$323	$566	$3,292
Income taxes paid	$-	$-	$-
Non-cash transactions
Conversion of liabilities to equity	$1,166,440	$4,100	$1,269,640

 The accompanying notes are an integral part of these condensed consolidated financial statements

Thorium Power, Ltd.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2007

1.	BASIS OF PRESENTATION

The unaudited financial information of Thorium Power, Ltd. (formerly, Novastar Resources Ltd.) (the “Company”) and subsidiaries furnished herein has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflects all adjustments, which in the opinion of management are necessary to fairly state the Company's interim financial position and the results of its operations for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, this report on Form 10-QSB should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended December 31, 2006. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company's Form 10-KSB for the fiscal year ended December 31, 2006, has been omitted. The results of operations for the three-month period ended March 31, 2007 are not necessarily indicative of results for the entire fiscal year ending December 31, 2007.

2.	NATURE OF OPERATIONS AND MERGER WITH THORIUM POWER INC.

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

Operations to date have been devoted primarily to continued development of our fuel designs, filing for certain patents relating to our technology, developing strategic relationships within the nuclear industry, securing political and some financial support from the United States and Russian governments, and administrative functions. We, therefore, based on our current operations, prepare our accompanying consolidated financial statements as a Development Stage Enterprise.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Consolidation

These financial statements include the accounts of Thorium Ltd (a Nevada corporation) and our wholly-owned subsidiaries, Thorium Power, Inc. (a Delaware corporation) and TP Acquisition Corp., (a Delaware corporation), collectively the (“Company”).

Thorium Power, Ltd.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2007

On October 6, 2006, a merger took place between Thorium Power, Ltd. and Thorium Power, Inc. For Financial reporting purposes, this merger transaction was recorded as a recapitalization of Thorium Power, Inc. , whereby Thorium Power, Inc. is deemed to be the continuing surviving entity for accounting purposes, but through reorganization, has deemed to have adopted the capital structure of Thorium Power, Ltd. Accordingly, all references to common shares of Thorium Power Inc.’s common stock have been restated to reflect the equivalent number of Thorium Power, Ltd.’s common shares.

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

These consolidated financial statements include some amounts that are based on management's best estimates and judgments. The most significant estimates relate to valuation of stock grants, stock options and stock purchase warrants, accrued liquidation damages pursuant to the Registration Right Agreement for the May 4, 2006 private placement, and various contingent liabilities. These above-mentioned estimates and others may be adjusted as more current information becomes available, and any adjustment could be significant in future reporting periods.

c) Prior Year Reclassifications

Certain reclassifications have been made to our prior years' financial statements in order to conform to the current year presentation. On our Statement of Operations, certain general and administrative expenses were combined into the one expense caption called general and administrative expenses. These reclassifications had no effect on previously reported results of operations or accumulated deficit of Thorium Power, Inc.

d) Warrants - Adoption of New Accounting Pronouncement

Warrants issued in conjunction with equity financing were accounted for under the Emerging Issues Task Force FSP (“EITF”) Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock'. In December 2006, the FASB approved FSP EITF 00-19-2 Accounting for Registration Payment Arrangements, which establishes the standard that contingent obligations to make future payments under a registration rights arrangement shall be recognized and measured separately in accordance with Statement 5 and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss. The Company has evaluated the effect of how FSP EITF 00-19-2 and FSP EITF Topic D-98 affected these accompanying financial statements. The adoption of FSP EITF 00-19-2 accounting pronouncement on January 1, 2007 changed the classification of the warrant liability, a total of $1,132,440, to stockholders’ equity (additional paid in capital).

4.	Financial Status and Going Concern Considerations - March 31, 2007

Management anticipates, based on its current projected working capital requirements, that it will have enough working capital funds to sustain its current operations at its current operating level, until sometime during the first calendar quarter of 2008. The Company will therefore need to raise additional capital in 2007, either by having future issuances of its stock or incurring debt in 2007 in order to provide the additional working capital funds required to continue its operations into 2008 and beyond.

5.	Research and Development Costs

Research and development costs, amounted to $ - and $- for the three months ended March 31, 2007 and 2006, respectively and $3,926,558 from January 8, 1992 (Inception) to March 31, 2007.

6.	Stockholders' Equity

Total Common stock outstanding at March 31, 2007 was 296,150,391 (including 36,659,837 shares of common stock with registration rights). There were also 850,000 shares that were held as Treasury stock at March 31, 2007, bringing the total number of shares issued to 297,000,391. At March 31, 2007, there were 25,282,745 stock purchase warrants and 30,869,910 stock options outstanding, all totaling 353,153,046 of total stock and stock equivalents outstanding March 31, 2007.

Thorium Power, Ltd.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2007

a). Common Stock Issued With Registration Rights - Temporary Equity

On May 4, 2006, the Company completed a private placement with certain investors in which it sold an aggregate of 36,659,837 units, consisting of 36,659,837 shares of its restricted common stock and 18,329,918 common stock purchase warrants for $15,580,431. Each unit consists of one share of common stock and one-half of a non-transferable share purchase warrant. Each whole warrant entitles the holder of the warrant to acquire one additional share of common stock at a price of $0.65 per share and expires twelve months from the closing date of the subscription expiration date or term subsequently extended 6 months.

Under the terms of the sale, the investors were granted registration rights in which the Company agreed to timely file a registration statement to register the common shares and the shares underlying the warrants, obtain effectiveness of the registration statement by the SEC on or before September 1, 2006, and maintain the effectiveness of this registration statement for a pre-set time thereafter. In the event the Company failed to timely perform under the registration rights agreement, the Company agreed to pay the investors liquidated damages in an amount equal to 2% of the aggregate amount invested by the investors for each 30-day period or pro rata for any portion thereof following the date by which the registration statement should have been effective. The initial registration statement was timely filed, however it was not declared effective by the SEC within the allowed time. Accordingly, the Company was liable to the investors for liquidated damages under the registration rights agreement.

The EITF is currently reviewing the accounting for securities with liquidated damages clauses as stated in EITF 05-04, The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument subject to EITF 00-19. There are currently several views as to how to account for this type of transaction and the EITF has not yet reached a consensus. In accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in the Company's Own Stock, and EITF 05-04, because of the potential liquidated damages for failure to obtain and maintain an effective registration statement is substantial, the value of the common stock subject to such registration rights should be classified as temporary equity. Additionally, in accordance with EITF 00-19 and the terms of the above warrants, the fair value of the warrants was recorded as a liability, with an offsetting reduction to shareholders' equity. The warrant liability is initially measured at fair value using the Black Scholes option pricing model, and was then re-valued at each reporting date, with changes in the fair value reported as non-cash charges or credits to earnings reported as gain/loss on fair value of warrant derivatives.

The SEC concluded that under EITF 00-19, common stock and warrants subject to registration rights where significant liquidated damages could be required to be paid to the holder of the instrument in the event the issuer fails to maintain the effectiveness of a registration statement for a preset time period, the common stock subject to such liquidated damages does not meet the tests required for shareholders' equity classification, and accordingly must be reflected between liabilities and shareholders' equity in the balance sheet until the conditions are eliminated. In analyzing instruments under EITF 00-19, the likelihood or probability related to the failure to maintain an effective registration statement is not a factor.

Based on the above interpretation, as of May 4, 2006, the Company classified $12,041,373 for the value of common stock subject to registration rights as temporary equity instead of shareholders' equity. In addition, the Company measured the initial fair value of the warrants on May 4, 2006 at $3,539,058 and classified at that date the fair value of the warrants as warrant liability instead of shareholders' equity.

At the end of each reporting period, the value of these warrants was re-measured based on the fair value of the underlying shares, and changes to the warrant liability and related “gain or loss in fair value of the warrants” was recorded as a non-cash charge or credit to earnings. The warrant liability was reclassified to shareholders' equity when the Company adopted a new accounting pronouncement FSP 00-19-2 as mentioned above in 2007.

b) Share-based Compensation

Thorium Power, Ltd.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2007

The Company has in place a stock-based compensation plan to reward for services rendered by officers, directors, employees and consultants. On July 17, 2006, the Company amended this stock plan. The Company has reserved 75,000,000 shares of common stock of its unissued share capital for the stock plan. Other limitations are as follows:
i).	No more than 37,500,000 options can be granted for the purchase of restricted common shares.

ii).	No more than 8,000,000 options can be granted to any one person during any one fiscal year.

iii).	No more than 5,000,000 restricted common shares can be granted to any one person during any one fiscal year.

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

The adoption of FAS-123R had no effect on cash flow from operations or cash flow from financing activities for the three months ended March 31, 2007. FAS-123R requires the cash flows from tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) to be classified as financing cash flows. Prior to the adoption of FAS-123R, excess tax benefits would have been classified as operating cash inflows. The Company has not recognized, and does not expect to recognize in the near future, any tax benefit related to stock-based compensation costs as a result of the full valuation allowance on our net operating loss carry forwards.

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

For awards with service conditions and graded vesting that were granted prior to the adoption of FAS-123R, the Company estimates the requisite service period and the number of shares expected to vest and recognizes compensation expense for each tranche on a straight-line basis over the estimated requisite service period of the award or over a period ending with an employee's eligible retirement date, if earlier. Adjustments to compensation expense as a result of revising the estimated requisite service period are recognized prospectively.

Total stock options outstanding at March 31, 2007 were 30,869,910 and 13,887,623 of these total options were vested at March 31, 2007.

Stock option transactions to the employees, directors, advisory board members and consultants are summarized as follows:

March 31, 2007
Stock Options Outstanding
Outstanding - Beginning of Period	34,578,993
Issued	2,686,412
Expired	(6,395,495)
Forfeited	—
Outstanding end of the period	30,869,910
Options exercisable at the end of the period	13,887,623

The above table includes options issued and outstanding as of March 31, 2007 from Thorium Power, Ltd. as follows:

Thorium Power, Ltd.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2007

i).	A total of 2,200,000 non-qualified 10 year options have been issued by Thorium Power, Ltd., to advisory board members at exercise prices of $0.33 to $0.64 per share.

ii).	A total of 5,500,000 non-qualified 5 year options have been issued to advisory board members at an exercise price of $0.445 per share and a weighted average of $0.445; and

iii).
A total of 17,403,654 non-qualified 2 year, 5 year and 10 year options have been issued to directors and officers of the Company, at exercise prices of $0.30 to $0.80 per share. From this total, 7,200,000 options were issued to the Chief Executive Officer who is also a director, on February 14, 2006, with a remaining contractual life of 8.8 years. On January 16, 2007 our Chief Executive Officer was issued 1,486,412 options to replace the same number of stock options he was granted from Thorium Power, Inc., prior to the merger, that were expiring January 2007. The exercise price of these options was increased from its original strike price of $0.39 per share to $0.50 per share with a new contractual life of 2 years. Also from the total options cited above, 1 million options were issued to our Chief Operating Officer, pursuant to an employment agreement, on February 1, 2007 at an exercise price of $0.35 per share, vesting over 4 years with the first 6 months vesting on August 1, 2007, with a contractual term of 10 years.

The following table provides certain information with respect to the above-referenced stock options that are outstanding and exercisable at March 31, 2007:

	Stock Options Outstanding		Stock Options Vested
Exercise Prices	Number of Awards	Weighted Average Remaining Contractual Life - Years	Number of Awards	Weighted Average Exercise Price
$0.16 - $0.20	5,766,256	3.34	5,766,256	$0.16
$0.30-$0.39	2,692,242	6.18	756,132	$0.33
$0.45-$0.51	13,211,412	6.31	4,706,900	$0.48
$0.64-$0.80	9,200,000	8.92	2,658,335	$0.77

Total	30,869,910	6.5	13,887,623	$0.49

Assumptions used in the Black Scholes option-pricing model are as follows:

The aggregate intrinsic value of stock options outstanding at March 31, 2007 was $888,003 of which $888,003 relates to vested awards. Intrinsic value is calculated based on the difference between the exercise price of the underlying awards and the quoted price of our common stock as of the reporting date ($0.31 per share as of March 31, 2007)

March31, 2007
Average risk-free interest rate	4.18% - 4.45%
Average expected life	5 years
Expected volatility	107% - 275%
Expected dividends	0%

During the three months ended March 31, 2007, $1,374,406 was recorded as stock-based compensation expense in the statement of operations. The result of all the above stock option grants included in stock-based compensation in the statement of operations, totaled $1,177,023 for the three months ended March 31, 2007 (non-deductible for tax purposes, may provide a tax deduction for the Company when exercised). Stock compensation to executive officers totaled $58,333. This compensation was recorded as a result of the issuance of 1 million shares of restricted stock to the Company’s new Chief Operating Officer, pursuant to an employment agreement entered into effective February 1, 2007. These shares vest monthly over a 36 month period and the stock price was $0.35 per share on the date of the agreement. This stock issuance resulted in a total stock compensation expense of $350,000, to be recognized over a 36 month period starting February 1, 2007. For the three months ended March 31, 2007, $19,444 of this total compensation amount was recognized as stock compensation expense and the remaining amount $330,556 was recorded as deferred stock compensation, a contra equity account on the balance sheet. Some stock volatility factors used by the Company, for five option grants in its fiscal year ended June 30, 2006 calculated the volatility factor for Black Scholes using the term of the option, which is general practice, not from the announcement date of the merger, January 5, 2006, which was later determined to be a more applicable date range due to the announcement date being the date the stock market reflected the merger in the valuation of the Company's stock. This difference in these volatility factors for these five option grants is not material to these financial statements, therefore, no current adjustment to the volatility factors was made to these financial statements for these five option grants and we have decided to continue to use these factors for future expense recognition of options under SFAS #123R.

Thorium Power, Ltd.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2007

c). Warrants

At March 31, 2007, there were 25,282,745 warrants outstanding.

At March 31, 2007 the range of warrant prices for shares under warrants and the weighted-average remaining contractual life are as follows:

	Warrants Outstanding and Exercisable

Warrants - Exercise Price	Number of Warrants	Weighted Average Remaining Contractual Life - Years
$0.30 (Assumed from Thorium Power Ltd.)	2,104,999	0.2
$0.39	2,743,662.04
$0.50 (Assumed from Thorium Power Ltd.)	2,104,166.05
$0.65 (Assumed from Thorium Power Ltd.)	18,39,918	0.6
Total	25,282,745	0.5

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

March 31, 2007
Average risk-free interest rate	2.86% - 4.30%
Average expected life	1 year
Expected volatility	142% - 153%
Expected dividends	0%

d). Common Stock and Warrants reserved for Future Issuance

Common stock and warrants reserved for future issuance consists of:

	Shares of	Stock
	Common	Purchase
	Stock	Warrants	Amount
Stock-based Compensation	1,000,000	0	$350,000

Thorium Power, Ltd.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2007
7.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting and the amounts recognized for income tax purposes. The significant components of deferred tax assets (at a 40% effective tax rate) as of December 31, 2006 are as follows:

	Total Amount	Deferred Tax Asset Amount
Assets
Stock-based compensation	3,896,519	1,558,608
Approximate net operating loss	26,097,752	10,439,101
Less: valuation allowance	(29,994,271)	(11,997,709)
	$—	—

Management believes that it is more likely than not that the forecasted taxable income will not be sufficient to utilize the tax carryforwards of approximately $26,097,752, before its expiration in 2012 to 2026 to fully recover the asset. As a result, the amount of the deferred tax assets considered realizable was reduced 100% by a valuation allowance. In the near term, if estimates of future taxable income are increased, such an increase will change the valuation allowance. The Company has no other deferred tax assets or liabilities.

8.	Research Agreement

The Company has recently reached an agreement with Federal State Unitary Enterprise “Red Star”, a Russian government owned entity, on all terms of a contract whereby Thorium Power's seed and blanket fuel designs will undergo irradiation testing with the goal of moving toward deployment within full-sized commercial reactors. The contract is subject to approval by the Russian Federal Agency for Atomic Energy (RosAtom), which the Company expects to be completed in the second quarter of 2007.

9.	Commitments and Contingencies

Firm Price Commitments

The Company entered into a firm price commitment agreement in connection with its participation in the pre-conceptual design phase for the construction of a high-temperature test and research reactor in Texas. The agreement has created a commitment by the Company for a minimum of $1.25 million financial contribution toward the project. A minimum payment of $50,000 on the agreement was due and paid on February 22, 2006, with 10 additional payments totaling $1.2 million due by December 31, 2006. A total of $550,000 has been paid as of March 31, 2007. Management has decided to prioritize research and demonstration activities on its nuclear fuel designs in Russia (see above) and currently has no intention to contribute additional funding toward the high-temperature test and research reactor project in Texas. In Management's opinion, based on the terms and conditions presented in this agreement, it has no further obligations to fund this project.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The Company has employment agreements with its executive officers, the terms of which expire at various times. Such agreements provide for minimum compensation levels, as well as incentive bonuses that are payable if specified management goals are attained. Under each of the agreements, in the event the officer's employment is terminated (other than voluntarily by the officer or by the Company for cause or upon the death of the officer), the Company, if all provisions of the employment agreements are met, is committed to pay certain benefits, including specified monthly severance.

When used in this report, the terms “Thorium Power,” the “Company,” “we,” “our,” and “us” refer to Thorium Power, Ltd. and its wholly-owned subsidiary Thorium Power, Inc. (“Thorium Power, Inc.”) on a consolidated basis.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “expect,” “anticipate,” “project,” “target,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. These statements are based on the beliefs of our management as well as assumptions made by and information currently available to us and reflect our current view concerning future events. As such, they are subject to risks and uncertainties that could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among many others: our significant operating losses; our limited operating history; uncertainty of capital resources; the speculative nature of our business; our ability to successfully implement new strategies; present and possible future governmental regulations; operating hazards; competition; the loss of key personnel; any of the factors in the “Risk Factors” section of the Company’s Annual Report on Form 10-K; other risks identified in this Report; and any statements of assumptions underlying any of the foregoing. You should also carefully review other reports that we file with the SEC. The Company assumes no obligation and does not intend to update these forward-looking statements, except as required by law.

We file annual and quarterly reports and other information with the SEC. You may obtain and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the SEC’s public reference facilities by calling the SEC at 1-800-SEC-0330. You can request copies of these documents, upon payment of a duplicating fee, by writing to the SEC at its principal office at 100 F Street, NE, Room 1580, Washington, D.C. 20549-1004. The SEC maintains an Internet website at http://www.sec.gov that contains reports and other information regarding issuers that file electronically with the SEC. Our SEC filings, including the exhibits thereto, are accessible through the Internet at that website.

Thorium Power, Ltd.’s reports on Forms 10-KSB, 10-QSB and 8-K, and amendments to those reports, are available for download, free of charge, as soon as reasonably practicable after these reports are filed with the SEC, at our website at www.thoriumpower.com. The content of our website is not a part of this Report. You may request a copy of our SEC filings, at no cost to you, by telephoning us at 703.918.4932 or writing us at: Thorium Power, Ltd., 8300 Greensboro Drive, Suite 800, McLean, Virginia 22102, attention: Secretary. We will not send exhibits to the documents, unless the exhibits are specifically requested and you pay our fee for duplication and delivery.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following analysis discusses the financial condition and results of operations of Thorium Power, Ltd and it’s subsidiary, Thorium Power, Inc., at and for the three months ended on March 31, 2007 and 2006, and should be read in conjunction with our unaudited consolidated financial statements and the notes thereto.

General Overview

On October 6, 2006, we acquired Thorium Power, Inc. through a merger transaction. Thorium Power, Inc. has patented proprietary nuclear fuel designs for use in existing commercial nuclear power plants. The merger was accounted for as a reverse merger and Thorium Power, Inc. is being treated as the accounting acquiror.

As discussed in more detail below, in connection with the merger, we changed our line of business. This new line of business, which is now our only business line, is research and development of proprietary nuclear fuel designs for use in nuclear power plants. We began to shift our focus to this business in anticipation of the merger with Thorium Power, Inc. and, upon completion of the merger, this business is conducted through both Thorium Power, Inc. and the Company. Our historical business preceding the merger was mineral exploration which has been phased out completely.

We are a development stage company. We are primarily engaged in the development of proprietary nuclear fuel designs which we intend ultimately to introduce for sale into three markets: (1) nuclear fuel designs for use in commercial nuclear power plants, (2) nuclear fuel designs for reactor-grade plutonium disposition, and (3) nuclear fuel designs for weapons-grade plutonium disposition. These fuel designs are primarily for use in existing or future VVER-1000 light water reactors. We have also been conducting research and development relating to a variant of these nuclear fuel designs for use in existing pressurized water reactors (PWR).

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

Plan of Operation

At March 31, 2007, our total assets were approximately $9,413,098. Liabilities as of March 31, 2007 totaled approximately $961,611. We had working capital surplus of approximately $8,220,547 at March 31, 2007.

While management presently expects that our present working capital will meet our foreseeable working capital needs for the next 10 months from the date of this filing. Our current average monthly projected working capital requirements for the company, excluding the $5 million of research and development expenses we expect to incur in Russia over the next 12-15 months, as mentioned below, is approximately $500,000 per month (including approximately $100,000 per month for payroll and payroll-related fringe benefits). We will need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity sometime in 2007 in order to insure we have the necessary working capital available to continue our operations in 2008. That financing, however, may not be available or we may not be able to obtain that financing on terms acceptable to us. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of our outstanding common stock.

Over the next 12-15 months we expect to incur approximately $5 million in research and development expenses related to the development of our proprietary nuclear fuel designs. Of the $5 million, the cost of seed and blanket fuel fabrication equipment that would be purchased and used to fabricate trial seed and blanket fuel rods is expected to be approximately $2 million and the cost of nuclear materials used in fabrication of trial seed and blanket fuel rods is estimated at about $850,000. We expect to incur these expenses after we have reached a formal agreement with Russian nuclear entities that will grant us licensing and other rights to use such technologies or intellectual property developed by the Russian entities. Any such agreement would require formal review and approval by the Russian Federal Agency for Atomic Energy (RosAtom). We expect this agreement to be finalized and submitted for formal approval to RosAtom within the next several months and these research expenses to be in the range of approximately $2 million to $2.5 million for fiscal 2007, but it is possible that such expenses could be less or more than those amounts. We spent approximately $35,000 for research and development in 2006 and no significant additional amounts spent in 2007, as of the date of this filing.

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

Results of Operations

Quarter Ended March 31, 2007

We had no revenues during the three months period ended March 31, 2007.

Our total operating expenses for the quarter ended March 31, 2007 were $2,889,979 consisting of:

•	$1,335,517 of stock based compensation;
•	$164,364 in professional fees
•	$477,680 of payroll and severance expenses;
•	$471,762 in consulting expenses and all advisory board expenses
•	$440,656 in other general and administrative expenses .

Other income and expense was $112,586 for the quarter ended March 31, 2007. This consists of interest income earned.

Our net loss was $2,777,393 and $331,839 for the quarters ended March 31, 2007 and 2006, respectively. Our cumulative loss from January 8, 1992 to March 2007 was $29,955,382

Quarter Ended March 31, 2006

We had no revenues in 2006.

Our total operating expenses for the quarter ended March 31, 2006 was $330,972 consisting of:

•	$73,700 research and development expenses ;
•	$257,272 of general and administrative expenses

The increase in operating expenses is due to our increase in employees, our advisory boards and other professional fees, costs related to being a public company as well as increase in other general operating expenses.

Liquidity and Capital Resources

As of March 31, 2007 and December 31,2006, we had cash and cash equivalents of $9,026,195 and $10,927,775, respectively. During the quarter ended March 31, 2007, we set up a separate account (“R&D Account”) and designated $5 million of our total cash to be held in this R&D Account. The following table provides detailed information about our net cash flow for all financial statements periods presented in this Report.

Cash Flow

	Quarters Ended March 31,
	2007	2006

Net cash used in operating activities	1,900,153	839,606
Net cash used in investing activities	0	1,357
Net cash provided (used by) financing activities	(1,427)	1,514,333
Net cash outflow (inflow)	1,901,580	673,370

Operating Activities:

Net cash used for operating activities was $1,900,153 for the quarter ended March 31, 2007 which is an increase of $1,060,547 from the $839,606 net cash used for operating activities for the same period in 2006. This increase was mainly due to increase in operating expenses, as described above in the results of operations.

Investing Activities:

Net cash used for investing activities in the quarter ended March 31, 2007 was $0, which is a decrease of $1,357 from net cash used for investing activities of $1,357 in the same period of 2006, due to a decrease in the purchase of equipment.

Financing Activities:

Net cash used by financing activities in the quarter ended March 31, 2007 totaled $1,427 as compared to $1,514,333 provided by financing activities in the same period of 2006. The decrease of the cash provided by financing activities was mainly attributable to the decrease in proceeds received from the issuance of our common stock.

While management expects these proceeds will meet our foreseeable needs for the next 10 months, we will need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. If we need to obtain additional financing, that financing may not be available or we may not be able to obtain that financing on terms acceptable to us. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of our outstanding common stock.

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

Our management expects to make judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increase, these judgments become even more subjective and complex. Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from these estimates. Changes in estimates and assumptions based upon actual results may have a material impact on our results of operation and/or financial condition. We have identified certain accounting policies that we believe are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in the Annual Report on Form 10-KSB filed with the Commission on March 20, 2007.

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

The options were valued using the Black-Scholes option pricing model. The assumptions used were as follows: volatility of 107% to 275%, a risk-free interest rate of 4.18% to 4.45%, dividend yield of 0% and an exercise term of one to five years.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS

There were no unregistered sales of equity securities in the quarter ended March 31, 2007.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities in the quarter ended March 31, 2007.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the quarter ended March 31, 2007.

ITEM 5.	OTHER INFORMATION

N/A

ITEM 6.	EXHIBITS

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
10.1
Employment Agreement, dated February 1, 2007, between the Company and Erik Hallstrom (incorporated by reference to Exhibit 10.1 of the current report of the Company on Form 8-K filed February 1, 2007).

31.1*	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification - Principal Accounting Officer
32*	Section 1350 Certifications
_____________
* Filed Herewith

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-QSB to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: May 10, 2007

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

10.1
Employment Agreement, dated February 1, 2007, between the Company and Erik Hallstrom (incorporated by reference to Exhibit 10.1 of the current report of the Company on Form 8-K filed February 1, 2007).

31.1*	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification - Principal Accounting Officer

32*	Section 1350 Certifications
______________
*Filed Herewith