Form 10QSB
period 2007-06-30
Thorium Power, Ltd
filed 2007-08-09
CIK 1084554

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2007

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 3, 2007 are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	297,945,650

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

ITEM 1. FINANCIAL STATEMENTS

Thorium Power, Ltd.
(A Development Stage Company)
Consolidated Balance Sheets

	(Unaudited)	(Audited)
	June 30,	December 31
	2007	2006
ASSETS

Currrent Assets
Cash and cash equivalents	$7,674,955	$10,927,775
Prepaid expenses & other current assets	106,667	394,443
Total Current Assets	7,781,622	11,322,218

Property Plant and Equipment -net	17,148	21,290

Other Assets
Patent costs - net	217,875	217,875
Security deposits	2,049	2,049
Total Other Assets	219,924	219,924

Total Assets	$8,018,694	$11,563,432

Liabilities and Stockholders' Equity

Current Liabilities
Current portion long term debt	$4,516	$4,739
Accounts payable and accrued liabilities	571,999	1,121,083
Other current liabilities	0	347,690
Warrant liability	0	1,132,440
Total Current Liabilities	576,515	2,605,952

Notes Payable - long term	8,142	10,433

Total Liabilities	584,656	2,616,385

Commitments and contingencies - note 9

Common Stock with Registration Rights
Common Stock subject to continuing registration, $0.001 par value, 36,659,837 shares issued and outstanding at December 31, 2006 - note 6	0	12,041,373

Stockholders' Equity (Deficiency)
Preferred stock, $0.001 par value, 50,000,000 authorized shares, no shares issued and outstanding	0	0

Common stock, $0.001par value, 500,000,000 authorized, 297,945,650 shares issued and 297,095,650 shares outstanding at June 30, 2007 and 257,292,000 shares outstanding at December 31, 2005	297,946	257,292
Additional paid in capital - stock and stock equivalents	39,754,503	23,148,560
Deficit accumulated during the development stage	(32,423,591)	(27,177,989)
Common stock reserved for issuance, 1,000,000 shares at June 30, 2007 and 4,000,000 shares at December 31, 2006	350,000	1,200,000
Accumulated other comprehensive income	19,518	18,861
Deferred stock compensation	(308,489)	(285,200)
Treasury stock - 850,000 shares	(255,850)	(255,850)
Total Stockholders' Equity (Deficiency)	7,434,038	(3,094,326)

Total Liabilities and Stockholders' Equity (Deficiency)	$8,018,694	$11,563,432

The accompanying notes are an integral part of these consolidated financial statements

Thorium Power, Ltd.
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,		Cumulative Period from January 8, 1992 (Inception) to June 30,
	2007	2006	2007	2006	2007
Revenue:	$	$	$	$	$
License revenue	0	0	0	0	624,985
Total Revenue	0	0	0	0	624,985

Operating Expenses
General and administrative	2,793,733	346,795	1,265,340	15,822	15,974,363
Research and development expenses	155,471	10,000	129,402	10,000	4,055,960
Stock-based compensation	2,454,734	0	1,119,217	0	13,816,351
Total Operating Loss	5,403,938	356,795	2,513,959	25,822	33,221,689

Other (Income) and Expenses
Gain on fair value of warrant derivatives	0	0	0	0	(1,902,286)
Other income/expense	(216,936)	5,553	(104,350)	4,687	(363,765)
Stock settlement expense	37,160	0	37,160	0	129,420
Registration right expense	21,440	0	21,440	0	375,146
Warrant expense	0	0	0	0	963,387
Contribution	0	550,000	0	550,000	0
Total Other Income and Expenses	(158,336)	555,553	(45,750)	554,687	(798,098)

Net Loss	$5,245,602	$912,348	$2,468,209	580,509	$32,423,591

Other Comprehensive Income (Loss)
Unrealized Gain Marketable Securities	657	0	(8,063)	0

Total Comprehensive Loss	$5,246,259	$912,348	$2,476,272	580,509

Net Loss Per Common Share, Basic and diluted	$0.02	$0.01	$0.01	0.01
Weighted Average Number of shares outstanding for the period used to compute per share data	295,979,377	113,079,179	296,784,409	115,718,996

The accompanying notes are an integral part of these consolidated financial statements

Thorium Power, Ltd.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	6 Months Ended June 30,		Cumulative amounts January 8, 1992 (Inception)
	2007	2006	to June 30, 2007
Operating Activities
Net Loss for the period	$(5,245,602)	$(912,348)	$(32,423,591)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Shares issued for other than cash for payment of expenses	2,645,051	0	14,094,916
Gain on fair value of warrant liability	0	0	(1,902,286)
Depreciation and Amortization	4,142	12,926	361,353
Gain or loss on disposition of assets	0	0	86,855
Warrant Expense	0	0	963,387
Settlement Expense	0	0	92,260
Allocated general and administrative expenses - contributed capital	0	0	290,769
Changes in non-cash operating working capital items:
Prepaid expenses and other current assets	287,776	5,290	10,717
Accounts payable, accrued liabilities and other current liabilities	(941,672)	(464,814)	79,296
Intercompany receivable	0	(264,741)	0
Other assets	0	0	5,518
Net Cash (Used In) Operating Activities	(3,250,305)	(1,623,687)	(18,340,806)

Investing Activities
Purchase of equipment	0	(4,682)	(285,145)
Proceeds from the sale of equipment	0	0	13,583
Acquisition of patents	0	(6,664)	(411,669)
Other assets	0	0	(7,567)
Net Cash (Used In) Investing Activities	0	(11,346)	(690,798)

Financing Activities
Proceeds from Issue of common shares	0	2,193,774	14,498,016
Capitalization of Share Issue costs	0	0	(441,553)
Payments on notes payable and other	(2,515)	(2,383)	12,656
Proceeds of loan - related party	0	0	384,690
Repayment of loan - related party	0	(28,430)	(239,659)
Purchase of treasury stock	0	0	(255,850)
Other	0	0	5,850
Cash acquired in recapitalization of Thorium Power Inc.	0	0	12,742,408
Net Cash Provided By Financing Activities	$(2,515)	$2,162,961	$26,706,558

Net Increase In Cash and Cash Equivalents	$(3,252,820)	$527,928	$7,674,955

Cash and Cash Equivalents, Beginning Of Period	10,927,775	285	0

Cash and Cash Equivalents, End Of Period	$7,674,955	$528,213	$7,674,955

Supplemental Disclosure of Cash Flow Information
Cash paid during the year:
Interest paid	$524	$1,253	$3,493
Income taxes paid	$-	$-	$-
Non-cash transactions
Conversion of liabilities to equity	$1,410,884	$4,100	$1,514,084

The accompanying notes are an integral part of these consolidated financial statements

Thorium Power, Ltd.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

1.  BASIS OF PRESENTATION

The unaudited financial information of Thorium Power Ltd. (the “Company”) and subsidiaries furnished herein has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflects all adjustments, which in the opinion of management are necessary to fairly state the Company's interim financial position and the results of its operations for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, this report on Form 10-QSB should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended December 31, 2006. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company's Form 10-KSB for the fiscal year ended December 31, 2006, has been omitted. The results of operations for the six and three-month periods ended June 30, 2007 are not necessarily indicative of results for the entire fiscal year ending December 31, 2007.

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

Once our reactor fuels are further developed and tested, we plan to license our intellectual property rights to fuel fabricators, nuclear generators, and governments for use in commercial light water nuclear reactors, or sell the technology to a major nuclear company or government contractor or some combination of the two. We anticipate having our technology fully developed for VVER-1000 reactors and our fuel tested in a VVER-1000 operating reactor by the end of 2010. Presently all our research, testing and demonstration activities are being conducted in Russia. Our research operations are subject to various political, economic, and other risks and uncertainties inherent in Russia.

Our nuclear fuel process is dependent on the ability of suppliers of the mineral thorium, to provide it to our future customers on a timely basis and also on favorable pricing terms. The loss of certain principal suppliers of thorium or a significant reduction in thorium availability from principal suppliers could have a material adverse effect on the future operating results of the Company.

We participate in a highly regulated industry that is characterized by governmental regulation. Our results of operations are affected by a wide variety of factors including general economic conditions, decreases in the use or public favor of nuclear power, the ability of our technology, the viability to safeguard the production of nuclear power and safeguarding our patents and intellectual property from competitors. Due to these factors, we may experience substantial period-to-period fluctuations in our future operating results.

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

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Consolidation

These financial statements include the accounts of Thorium Power, Ltd. (a Nevada corporation) and our wholly-owned subsidiary, Thorium Power, Inc. (a Delaware corporation).

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

These consolidated financial statements include some amounts that are based on management's best estimates and judgments. The most significant estimates relate to valuation of stock grants, stock options and stock purchase warrants, and various contingent liabilities. These above-mentioned estimates and others may be adjusted as more current information becomes available, and any adjustment could be significant in future reporting periods.

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

d) Warrants – Adoption of New Accounting Pronouncement

Warrants issued in conjunction with equity financing were accounted for under the Emerging Issues Task Force FSP (“EITF”) Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock'. In December 2006, the FASB approved FSP EITF 00-19-2 Accounting for Registration Payment Arrangements, which establishes the standard that contingent obligations to make future payments under a registration rights arrangement shall be recognized and measured separately in accordance with Statement 5 and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss. The Company has evaluated the effect of how FSP EITF 00-19-2 and FSP EITF Topic D-98 affected these accompanying financial statements. The adoption of FSP EITF 00-19-2 accounting pronouncement on January 1, 2007 changed the classification of the warrant liability, total $1,132,440 at January 1, 2007, to stockholders’ equity (additional paid in capital).

4.  Financial Status and Going Concern Considerations - June 30, 2007

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

5. Research and Development Costs

Research and development costs, amounted to $ 155,471 and $10,000 for the six months ended June 30, 2007 and 2006 respectively, and $129,402 and $10,000 for the three months ended June 30, 2007 and 2006 respectively, and $4,055,960 from January 8, 1992 (Inception) to June 30, 2007

6. Stockholders' Equity

Total Common stock outstanding at June 30, 2007 was 297,095,650. There were also 850,000 shares that were held as Treasury stock at June 30, 2007, bringing the total number of shares issued to 297,945,650. At June 30, 2007, there were 21,779,544 stock purchase warrants and 33,869,910 stock options outstanding, all totaling 352,745,104 of total stock and stock equivalents outstanding June 30, 2007.

a). Common Stock Issued With Registration Rights - Temporary Equity Reclassified to Permanent Equity at June 30, 2007

On May 4, 2006, the Company completed a private placement with certain investors in which it sold an aggregate of 36,659,837 units, consisting of 36,659,837 shares of its restricted common stock and 18,329,98 common stock purchase warrants for $15,580,431. Each unit consists of one share of common stock and one-half of a share purchase warrant. Each whole warrant entitles the holder of the warrant to acquire one additional share of common stock at a price of $0.65 per share and expires twelve months from the closing date of the subscription expiration date or term subsequently extended 6 months.

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

At the end of each reporting period, the value of these warrants was re-measured based on the fair value of the underlying shares, and changes to the warrant liability and related “gain or loss in fair value of the warrants” was recorded as a non-cash charge or credit to earnings. The warrant liability was reclassified to shareholders' equity when the Company adopted a new accounting pronouncement FSP EITF 00-19-2 as mentioned above in 2007.

The SEC has recently issued further guidance on EITF Topic No. D-98 (financial statement classification of securities issued between permanent equity and temporary equity), and this SEC staff guidance specifically mentions that registration payment arrangements are considered to be a separate unit of account, and these registration payment arrangements are now accounted for in accordance with FASB Staff Position FSP EITF 00-19-2 as a contingent obligation and not part of the classification of equity. Therefore the SEC staff has generally concluded that the classification of financial instruments between permanent equity and temporary equity should not take into account the registration payment arrangement. The Company has no registration payment liabilities as of June 30, 2007. Based on the above, the Company classified $12,041,373 for the value of common stock subject to registration rights as permanent equity instead of temporary equity at June 30, 2007.

b) Share-based Compensation

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

The adoption of FAS-123R had no effect on cash flow from operations or cash flow from financing activities for the three months ended June 30, 2007. FAS-123R requires the cash flows from tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) to be classified as financing cash flows. Prior to the adoptions of FAS-123R, excess tax benefits would have been classified as operating cash inflows. The Company has not recognized, and does not expect to recognize in the near future, any tax benefit related to stock-based compensation costs as a result of the full valuation allowance on our net operating loss carry forwards.

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

Total stock options outstanding at June 30, 2007 were 33,869,910 and 16,269,922 of these total options were vested at June 30, 2007.

Stock option transactions to the employees, directors, advisory board members and consultants are summarized as follows:

June 30, 2007
Stock Options Outstanding
Outstanding – Beginning of Period	34,578,993
Issued	5,686,412
Expired	(6,395,495)
Forfeited	-
Outstanding end of the period	33,869,910
Options excercisable at the end of the period	16,269,922

The above table includes options issued and outstanding as of June 30, 2007 from Thorium Power, Ltd. as follows:

i).	A total of 4,700,000 non-qualified 10 year options have been issued by Thorium Power, Ltd., to advisory board members at exercise prices of $0.25 to $0.64 per share.

ii).	A total of 6,000,000 non-qualified 5 year options have been issued to advisory board members.

iii).
A total of 17,403,654 non-qualified 2 year, 5 year and 10 year options have been issued to directors and officers of the Company, at exercise prices of $0.30 to $0.80 per share. From this total, 7,200,000 options were issued to Chief Executive Officer who is also a director, on February 14, 2006, with a remaining contractual life of 8.8 years. On January 16, 2007 our Chief Executive Officer was issued 1,486,412 options to replace the same number of stock options he was granted from Thorium Power, Inc, prior to the merger, that were expiring January 2007. The exercise price of these options was increased from its original strike price of $0.39 per share to $0.50 per share with a new contractual life of 2 years. Also from the total options cited above, 1 million options were issued to our Chief Operating Officer, pursuant to an employment agreement, on February 1, 2007 at an exercise price of $0.35 per share, vesting over 4 years with the first 6 months vesting on August 1, 2007, with a contractual term of 10 years.

The following table provides certain information with respect to the above-referenced stock options that are outstanding and exercisable at June 30, 2007:

	Stock Options Outstanding		Stock Options Vested
Exercise Prices	Number of Awards	Weighted Average Remaining Contractual Life – Years	Number of Awards	Weighted Average Exercise Price
$0.16 - $0.25	8,266,256	5.08	6,432,924	$0.18
$0.30-$0.39	3,192,242	5.94	1,010,299	$0.33
$0.45-$0.51	13,211,412	5.92	5,593,363	$0.48
$0.64-$0.80	9,200,000	8.68	3,233,336	$0.77

Total	33,869,910	6.15	16,269,922	$0.47

Assumptions used in the Black Scholes option-pricing model are as follows:

The aggregate intrinsic value of stock options outstanding at June 30, 2007 was $ 790,016 of which $ 735,016 relates to vested awards. Intrinsic value is calculated based on the difference between the exercise price of the underlying awards and the quoted price of our common stock as of the reporting date ($0.28 per share as of June 30, 2007)

June 30, 2007
Average risk-free interest rate	4.18% - 4.45%
Average expected life	5 years
Expected volatility	96% - 275%
Expected dividends	0%

During the six and three months ended June 30, 2007, $ 2,454,734 and $ 1,119,217 respectively was recorded as stock-based compensation expense in the statement of operations. The result of all the above stock option grants included in stock-based compensation in the statement of operations, totaled $2,128,023 and $951,000 respectively, for the six and three months ended June 30, 2007 (non-deductible for tax purposes, may provide a tax deduction for the Company when exercised). Stock compensation to executive officers totaled $29,167. This compensation was recorded as a result of the issuance of 1 million shares of restricted stock to the Company’s new Chief Operating Officer, pursuant to an employment agreement entered into effective February 1, 2007. These shares vest monthly over a 36 month period and the exercise price was $0.35 per share on the date of the agreement. This stock issuance resulted in a total stock compensation expense of $350,000, to be recognized over a 36 month period starting February 1, 2007. For the six and three months ended June 30, 2007, $48,611 and $19,444 respectively of this total compensation amount was recognized as stock compensation expense and the remaining amount $301,389 was recorded as deferred stock compensation, a contra equity account on the balance sheet. [Some stock volatility factors used by the Company for five option grants in its fiscal year ended June 30, 2006 were calculated for Black Scholes using the term of the option, which is general practice, as opposed to using the announcement date of the merger, January 5, 2006, which was later determined to be a more applicable date range, as the announcement date was the date the stock market reflected the merger in the valuation of the Company's stock. This difference in these volatility factors for these five option grants is not material to these financial statements, therefore, no current adjustment to the volatility factors was made to these financial statements for these five option grants and we have decided to continue to use these factors for future expense recognition of options under SFAS #123R.

c). Warrants

At June 30, 2007, there were 21,779,544 warrants outstanding.

At June 30, 2007 the range of warrant prices for shares under warrants and the weighted-average remaining contractual life are as follows:

	Warrants Outstanding and Exercisable
Warrants - Exercise Price	Number of Warrants	Weighted Average Remaining Contractual Life – Years
$0.39	1,345,460	0.65
$0.50 (Assumed from Thorium Power Ltd.)	2,104,166	0.25
$0.65 (Assumed from Thorium Power Ltd.)	18,329,918	0.35
Total	21,779,544	0.36

The investors in the March 30, 2006 and May 4, 2006 private placements received detachable warrants for the purchase of 2,104,166 and 18,329,918 shares of common stock, respectively, which were valued at $281,117 and $3,539,058, respectively. For purposes of estimating the intrinsic fair value of each warrant as of dates of the private placements, the Company utilized the Black Scholes option-pricing model. The Company estimated the fair value of the warrants assuming no expected dividends and the following weighted-average assumptions:

June 30, 2007
Average risk-free interest rate	2.86% - 4.30%
Average expected life	1 year
Expected volatility	142% - 153%
Expected dividends	0%

d). Common Stock and Warrants reserved for Future Issuance

Common stock and warrants reserved for future issuance consists of:

	Shares of Common Stock	Stock Purchase Warrants	Amount
Stock-based Compensation	1,000,000	0	$350,000

7.  Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting and the amounts recognized for income tax purposes. The significant components of deferred tax assets (at a 40% effective tax rate) as of June 30, 2007 are as follows:

	Total Amount	Deferred Tax Asset Amount
Assets
Stock-based compensation	4,472,034	1,788,814
Approximate net operating loss	27,914,397	11,165,759
Less: valuation allowance	(32,386,431)	(12,954,573)
	$-	-

Management believes that it is more likely than not that the forecasted taxable income will not be sufficient to utilize the tax carryforwards of approximately $27,914,397, before its expiration in 2012 to and 2027 to fully recover the asset. As a result, the amount of the deferred tax assets considered realizable was reduced 100% by a valuation allowance. In the near term, if estimates of future taxable income are increased, such an increase will change the valuation allowance. The Company has no other deferred tax assets or liabilities. The Company will also be subject to limitations under Internal Revenue Code Section 382 regarding the use of its net operating loss carryforwards in future tax years.

8.  Research Agreement

The Company has recently reached an agreement with Federal State Unitary Enterprise “Red Star”, a Russian government owned entity, on all terms of a contract whereby Thorium Power's seed and blanket fuel designs will undergo further irradiation testing with the goal of moving toward deployment within full-sized commercial reactors. The Company is also working on finalizing a Cooperative Research Agreement and a Joint Venture agreement with Red Star. These agreements are subject to approval by the Russian Federal Agency for Atomic Energy (RosAtom), which the Company expects to be completed during 2007.

9.  Commitments and Contingencies

Firm Price Commitments

The Company entered into a firm price commitment agreement with the University of Texas of the Permian Basin (“UTPB”), in connection with its participation in the pre-conceptual design phase for the construction of a high-temperature test and research reactor in Texas. The agreement had created a commitment by the Company for a minimum of $1.25 million financial contribution toward the project. A minimum payment of $50,000 on the agreement was due and paid on February 22, 2006, with 10 additional conditional contributions totaling $1.2 million due by December 31, 2006. A total of $550,000 has been paid as of December 31, 2006 and these amounts were recorded as donations, under the caption general and administrative expenses.

The terms of this agreement allow either party to terminate the agreement at any time upon giving written notice of termination. The Company, after having further detailed discussions with UTPB regarding the use of the $550,000 donations that were made to UTPB in 2006 and the terms of the agreement, it was understood between the parties that if future donations were to be given, they would be given at the discretion of Thorium Power based on the future use of these funds.  Therefore, it is management's assessment and opinion, that under the terms of this agreement, the Company has no further obligations to fund the additional $675,000 to UTPB project; any future funding will be made at the discretion of Thorium Power, subject to the condition that the proceeds are directed by UTPB to the Company’s nuclear research or other development work related to its Thorium based fuel designs, as agreed to by the parties.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “expect,” “anticipate,” “project,” “target,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. These statements are based on the beliefs of our management as well as assumptions made by and information currently available to us and reflect our current view concerning future events. As such, they are subject to risks and uncertainties that could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among many others: our significant operating losses; our limited operating history; uncertainty of capital resources; the speculative nature of our business; our ability to successfully implement new strategies; present and possible future governmental regulations; operating hazards; competition; the loss of key personnel; any of the factors in the “Risk Factors” section of the Company’s Annual Report on Form 10-KSB; other risks identified in this Report; and any statements of assumptions underlying any of the foregoing. You should also carefully review other reports that we file with the SEC. The Company assumes no obligation and does not intend to update these forward-looking statements, except as required by law.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following analysis discusses changes in the financial condition and results of operations of Thorium Power, Ltd. and it’s subsidiary, Thorium Power, Inc., at and for the six months ended on June 30, 2007 and 2006, and should be read in conjunction with our unaudited consolidated financial statements and the notes thereto.

General Overview

On October 6, 2006, we acquired Thorium Power, Inc. through a merger transaction. Thorium Power, Inc. has patented proprietary nuclear fuel designs for potential future use in existing commercial nuclear power plants. The merger was accounted for as a reverse merger and Thorium Power, Inc. is being treated as the accounting acquiror.

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

Material Opportunities and Challenges

We believe that a major opportunity for us is the possibility that our fuel designs, which are currently in the research and development stage, will be used in the manufacturing of nuclear fuel utilized in many existing light water nuclear reactors. Light water reactors are the dominant reactor types currently in use in the world and fuels for such reactors constitute the majority of the commercial market for nuclear fuel. Our focus is on three different types, or variants, of thorium fuel designs. The first is designed to provide reactor owner-operators with an economically viable alternative fuel that will not generate weapons-usable plutonium in the spent fuel. The second is designed to dispose of reactor-grade plutonium that has been extracted from spent fuel from commercial rectors and stockpiled in Russia, Western Europe, the U.S., Japan and other countries. The third is designed to dispose of weapons-grade plutonium that is stockpiled in Russia and the United States. All three of these fuel variants are expected to have additional benefits, including reduced volume and reduced long-term radio-toxicity of spent fuel for the same amount of electricity generated, as compared with the uranium fuels that are currently used in light water reactors and as compared with mixed oxide (MOX) fuel, a mixture of uranium oxide and recovered plutonium oxide which is a recycling technology used by a small number of nuclear power plants.

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

Plan of Operation

At June 30, 2007, our total assets were approximately $8,018,694 of which $7,674,955 was cash. Liabilities as of June 30, 2007 totaled approximately $584,656. We had a working capital surplus of $7,205,107 at June 30, 2007.

Management presently expects that our present working capital will meet our foreseeable working capital needs for the next 8 to 10 months from the date of this filing of the Form 10-QSB. Our current average monthly projected working capital requirements, excluding the $5 million of research and development expenses we expect to incur in Russia over the next 12-15 months, as mentioned below, is approximately $500,000 per month (including approximately $100,000 per month for payroll and payroll-related fringe benefits). We will need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity sometime in 2007 in order to insure we have the necessary working capital available to continue our operations in 2008. That financing, however, may not be available or we may not be able to obtain that financing on terms acceptable to us. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of our outstanding common stock.

Over the next 12-15 months we expect to incur approximately $5 million in research and development expenses related to the development of our proprietary nuclear fuel designs. Of the $5 million, the cost of seed and blanket fuel fabrication equipment that would be purchased and used to fabricate trial seed and blanket fuel rods is expected to be approximately $2 million and the cost of nuclear materials used in fabrication of trial seed and blanket fuel rods is estimated at about $850,000. We expect to incur these expenses after we have reached a formal agreement with Russian nuclear entities that will grant us licensing and other rights to use such technologies or intellectual property developed by the Russian entities. Any such agreement would require formal review and approval by the Russian Federal Agency for Atomic Energy (RosAtom). We expect this agreement to be finalized and submitted for formal approval to RosAtom within the next several months and these research expenses to be in the range of approximately $2 million to $2.5 million for fiscal 2007, but it is possible that such expenses could be less or more than those amounts. We spent approximately $35,000 for research and development in 2006 and $155,471 for the six months ended June 30, 2007.

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

Results of Operations

Six Months Ended June 30, 2007

We had no revenues during the six months ended June 30, 2007.

Our total operating expenses for the six months ended June 30, 2007 were $5,403,938 consisting of:

•	$2,454,734 of stock based compensation;
•	$1,185,030 in professional fees consisting of
o	$320,625 of legal fees
o	$387,696 of public and government relations
o	$138,678 of audit and accounting fees
o	$338,031 of other professional and consulting fees
•	$779,562 of payroll and payroll related expenses
•	$155,471 of research and development expenses;
•	$829,141 in other general and administrative expenses.

Other income and expense was $158,336 of net other income for the six months ended June 30, 2007. This consists primarily of interest income earned of $216,936.

Our net loss was $5,245,602 and $912,348 for the six months ended June 30, 2007 and 2006, respectively. Our cumulative loss from January 8, 1992 to June 30, 2007 was $32,423,591.

Six Months Ended June 30, 2006

We had no revenues in 2006.

Our total operating expenses for the six months ended June 30, 2006 was $356,795 consisting of:

•	$10,000 of research and development expenses
•	$346,795 in other general and administrative expenses consisting of
o	$147,400 of payroll and payroll related expenses
o	$306,822 of professional fees
o	$10,000 of research and development expenses
o	$147,314 of other general and administrative expenses
o
The above increases were offset by an allocation of these expenses to Thorium Power Ltd. by Thorium Power Inc., for expenses incurred on behalf of Thorium Power Ltd. by Thorium Power Inc. prior to the merger on October 6, 2006, total of $264,741

Other income and expense was $555,553 of net other expenses for the six months ended June 30, 2006. This consists primarily of contributions made to the University of Texas of the Permian Basin of $550,000 and $4,500 of foreign currency translation loss.

Three Months Ended June 30, 2007

We had no revenues during the three months ended June 30, 2007.

Our total operating expenses for the three months ended June 30, 2007 were $2,513,959 consisting of:

•	$1,119,217 of stock based compensation;
•	$640,455 in professional fees consisting of
o	$252,000 of legal fees
o	$200,381 of public and government relations
o	$58,477 of audit and accounting fees
o	$129,597 of other professional and consulting fees
•	$301,882 of payroll and payroll related expenses
•	$129,402 of research and development expenses
•	$323,003 in other general and administrative expenses.

Other income and expense was $45,750 of net other income for the three months ended June 30, 2007. This consists primarily of interest income earned of $104,350. Our net loss was $2,468,209 and $580,509 for the three months ended June 30, 2007 and 2006, respectively.

Three Months Ended June 30, 2006

We had no revenues during the three months ended June 30, 2006.

Our total operating expenses for the three months ended June 30, 2006 was $25,822 consisting of:

•	$10,000 of research and development expenses; and
•	$15,822 of general and administrative expenses.

Liquidity and Capital Resources

As of June 30, 2007 and December 31, 2006, we had cash and cash equivalents of $ 7,674,955 and $10,927,775, respectively. During the quarter ended June 30, 2007, we set up a separate account (“R&D Account”) and designated $5 million of our total cash to be held in this R&D Account. The following table provides detailed information about our net cash flow for all financial statements periods presented in this Report.

Cash Flow

	Six Months Ended June 30,
	2007	2006

Net cash (used in) operating activities	$(3,250,305)	$(1,623,687)
Net cash (used in) investing activities	$0	$(11,346)
Net cash provided (used by) financing activities	$(2,515)	$2,162,961
Net cash (outflow) inflow	$(3,252,820)	$527,928

Operating Activities:

Net cash used for operating activities was $3,250,305 for the six months ended June 30, 2007, which is an increase of $1,626,618 from the $1,623,687 net cash used for operating activities for the same period in 2006. This increase was mainly due to an increase in our operating expenses and an increase in our net loss for the period.

Investing Activities:

Net cash used for investing activities in the six months ended June 30, 2007 was $0, which is a decrease of $11,346 from net cash used for investing activities of $11,346 in the same period of 2006 due to a decrease in the purchase of equipment of $4,682 and a decrease in patent costs of $6,664.

Financing Activities:

Net cash used by financing activities in the six months ended June 30, 2007 totaled $2,515 as compared to $2,162,961 provided by financing activities in the same period of 2006. This decrease of the cash provided by financing activities was mainly attributable to the decrease in proceeds from the issuance of common stock of approximately $2.2 million.

While management expects these proceeds will meet our foreseeable needs for the next 8-10 months, we will need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. If we need to obtain additional financing, that financing may not be available or we may not be able to obtain that financing on terms acceptable to us. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of our outstanding common stock.

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

The options were valued using the Black-Scholes option pricing model. The assumptions used were as follows: volatility of 96% to 275%, a risk-free interest rate of 4.18% to 4.45%, dividend yield of 0% and an exercise term of one to five years.

ITEM 3A(T). CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, Mr. Seth Grae and Mr. Larry Goldman, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Mr. Grae and Mr. Goldman concluded that as of June 30, 2007, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter ended June 30, 2007 covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS

There were no unregistered sales of equity securities in the six months ended June 30, 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities in the six months ended June 30, 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the six months ended June 30, 2007.

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

Date: August 9, 2007

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