Form 10KSB/A
period 2006-12-31
Thorium Power, Ltd
filed 2007-09-11
CIK 1084554

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 1

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d)of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes☒ No ☐

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

TABLE OF CONTENTS

PART I		4
Item 1.	DESCRIPTION OF BUSINESS.	4
PART II		14
Item 7.	FINANCIAL STATEMENTS	14
PART III		14
Item 13.	EXHIBITS.	14

EXPLANATORY NOTE

Thorium Power, Ltd. is filing this Amendment No. 1 on Form 10-KSB/A (the “Amendment”) to its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 (the “Original Filing”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 20, 2007, to revise the disclosure contained in Item 1 “Description of Business” and Item 7 “Financial Statements.”

Under Item 1, we have made the following amendments:

•
We have revised the section located on page 5 of the Original Filing under the section “Competition” to clarify that we do not intend to directly compete with the entities identified, which are the four primary entities that account for the fabrication of a majority of the world’s nuclear fuel, in terms of fabrication of nuclear fuels. We plan to partner with one or more of these entities and license our nuclear fuel designs so that the entities may fabricate and sell our thorium-based nuclear fuel designs. At the same time, however, these same entities may be competitors if that they design and fabricate their own uranium-based nuclear fuel designs for use in the same reactors for which our thorium-based fuel designs would be used.

•
We have revised the section located on page 6 of the Original Filing under the sub-section “Thorium/reactor-grade plutonium disposing fuel” to explain our basis for believing that the fabrication of thorium/reactor grade plutonium disposing fuel will be less expensive than MOX conventional uranium fuel.

•
We have removed the third paragraph on page F-10 of the financial statements contained in the Original Filing. We have moved this discussion to the section “Sources and Availability of Raw Materials” on page 8 of this Amendment No. 1 to the Original Filing, and revised it to clearly explain the contracting process for obtaining materials for the fabrication of nuclear fuels.

Under Item 7, we have restated our December 31, 2006 and 2005 consolidated financial statements in their entirety in order to correct disclosures made so that they are in accordance with generally accepted accounted principles. The first item restated was to reclassify the cash flow impact of common stock issue costs, total $441,553 from operating activities to financing activities in the statement of cash flows. This change in the statement of cash flows had no impact on the total net cash flows reported for the periods presented. It was also found that the company needs to change its presentation of the capital stock transactions in the statement of stockholders deficiency from January 8, 1992 (inception) to December 31, 2006. This change was made to reflect the equivalent number of Thorium Power Ltd. shares for each capital transaction, calculated by using the ratio of Thorium Power Ltd shares that were issued in the reverse merger to Thorium Power Inc. stockholders, to the outstanding shares held by the Thorium Power Inc. stockholders at the merger date (10/6/06). This change had no impact on the total number of common shares reported as outstanding as of December 31, 2006 on the statement of stockholders deficiency as well as the balance sheet. A restatement was made to increase the weighted average shares outstanding at December 31, 2006 and 2005. The loss per share reported for the year ended December 31, 2006 decreased from $0.09 to $0.08 per share. Additional footnote disclosures in the financial statements were madeto clarify certain other disclosures. The cumulative financial numbers presented, required to be presented for all development stage companies, from inception (January 8, 1992) to December 31, 2006, reported on the statement of operations and statement of stockholders deficiency are now marked as unaudited, as it was not practicable for us to obtain permission from the prior auditor to reissue their audit report, which was for the periods up to December 31, 2001 and for the cumulative period January 8, 1992 to December 31, 2001.

Additionally, we have revised Exhibit 99.1, Thorium Power, Inc.’s interim financial statements for the nine month period ended September 30, 2006, to include an introductory section and footnotes, which were omitted from the Exhibit 99.1 submitted with the Original Filing.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the dates set forth in the Original Filing, and the disclosures in the Original Filing have not been updated to reflect any events which occurred at any time subsequent thereto.

Except as otherwise indicated by the context, references in this Amendment to “Thorium Power,” “Company,” “we,” “our,” and “us” refer to Thorium Power, Ltd. and its wholly-owned subsidiary Thorium Power, Inc. (“Thorium Power, Inc.”).

FORWARD-LOOKING STATEMENTS

This Amendment contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) concerning, without limitation: our operations; financial condition; management forecasts; liquidity; anticipated growth; the economy; future economic performance; future acquisitions and dispositions; potential and contingent liabilities; management’s plans; taxes; and the development and utilization of our intellectual property. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates” or similar expressions.

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

Competition

There are four groups of companies that collectively fabricate a large majority of the fuel used in the world’s commercial nuclear power plants: Areva (based in France), Westinghouse Electric Company (based in the United States), General Electric (based in the United States), and AtomStroyExport/Tvel (based in Russia). We do not plan to fabricate fuel for reactors. To do so and directly compete with these four groups of companies would require overcoming high barriers to entry that include the cost of building a nuclear fuel fabrication plant, hiring hundreds of workers, and bundling the fuel sales with services for the reactor (we do not provide reactor services). Within the nuclear power industry there have been companies, such as Belgonucleaire, that have developed nuclear fuel designs and licensed the technology to the larger companies that fabricate the fuel. This is our plan. We plan to partner with one or more of the above four companies that fabricate nuclear fuel and sell it to reactor operators, and receive a royalty for the right to utilize our proprietary intellectual property. To the extent that those four companies currently own and may in the future develop new nuclear fuel designs that can be used in the same types of reactors as those targeted by us, the companies can also be viewed as competitors. To date, we have not entered into formal material negotiations with any of these fuel fabricators regarding the potential licensing of our fuel technology to them.

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

The cost of reprocessing spent fuel from reactors and converting it into reactor fuel is typically more expensive than producing new fuel from uranium. Spent reactor fuel has been reprocessed as a method of reducing the amount of nuclear waste in certain locations, particularly in Europe, Russia, and Japan. This reprocessing has resulted in stockpiles of plutonium that has been extracted from the spent reactor fuel. The governments of these countries generally regard this stockpiled plutonium as a liability because they pay to safeguard and secure the plutonium. In these locations, the government may be willing to provide the plutonium free of charge if it can be used to generate electricity in a way that eliminates the plutonium stockpiles. If plutonium can be provided without additional cost, which management believes is likely, and there is no current charge for the reprocessing that occurred in the past, then management believes that our fuel will be substantially less expensive than MOX fuel. If there is a cost for plutonium, then our fuel would still cost much less to produce than MOX, so long as the price charged for plutonium used in our fuel were not substantially higher than the cost of plutonium used in MOX fuel.

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

Nuclear fuel generally works as a tolling operation. Rather than ordering assembled nuclear fuel, reactor operators separately source (1) uranium, (2) services to convert the uranium into uranium hexafluoride gas that is capable of being enriched, (3) uranium enrichment services, and then (4) pay a nuclear fuel fabricating company to fabricate the enriched uranium into nuclear fuel. We expect that when its fuel is ordered in the future by a reactor operator from a nuclear fuel fabrication company, following the standard nuclear power industry model, the reactor operator will need to provide the thorium materials that the nuclear fuel fabricating company will use to fabricate the nuclear fuel. It will then be necessary for the nuclear reactor operator to obtain thorium material on a timely basis and on acceptable terms. Management believes that reactor operators will readily be able to obtain thorium on a timely basis and on acceptable terms, given that thorium is at least three times as abundant as uranium in the earth, and that the extraction method for thorium is well established and is used for extracting thorium for various small-scale industrial applications.

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

Intellectual Property

Our nuclear fuel technologies are protected by several U.S. and international patents. Our current patent portfolio is comprised of the following patents:

U.S. patents:

• Patent No. 6,026,136, a seed-blanket unit fuel assembly for a nuclear reactor

• Patent No. 5,949,837, a nuclear reactor having a core including a plurality of seed-blanket units

• Patent No. 5,864,593, a method for operating a nuclear reactor core comprised of at least first and second groups of seed-blanket units

• Patent No. 5,737,375, a nuclear reactor having a core including a plurality of seed-blanket units

The U.S. patents expire August 16, 2014.

International patents:

• Russia - Patent No. 2,176,826

• Russia - Patent No. 2,222,837

• South Korea - Patent No. 301,339

• South Korea - Patent No. 336,214

• China - Patent No. ZL 96196267.4

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

•
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

Our fuel designs differ significantly in some aspects from the fuel licensed and used today by commercial nuclear power plants. Some of the differences between our fuels and those currently used include:

•	use of thorium and uranium oxide mix instead of only uranium oxide,

•	higher uranium enrichment level,

•	seed-and blanket fuel assembly design integrating thorium and uranium,

•	high burn-up levels of seed and blanket,

•	use of metallic seed rods,

•	longer residence time of the blanket in the reactor, and

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

The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond its control, including:
•	quarterly variations in operating results;

•	changes in financial estimates by securities analysts;

•	changes in market valuations of other similar companies;

•
announcements by us or its competitors of new products or of significant technical innovations, contracts, receipt of (or failure to obtain) government funding or support, acquisitions, strategic partnerships or joint ventures;

•	additions or departures of key personnel;

•	any deviations in net sales or in losses from levels expected by securities analysts or any reduction in political support from levels expected by securities analysts;

•	future sales of common stock; and

•	results of analyses of mining and resources assets.

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

PART II

Item 7.	FINANCIAL STATEMENTS

The full text of our audited consolidated financial statements as of December 31, 2006 and 2005 begins on page F-1 of this Report.

PART III

Item 13.	EXHIBITS.

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

10.10
Amendment No. 1, dated March 5, 2006, to Assignment of Specific Mineral Rights between American Graphite Amendment No. 1, dated March 5, 2006, to Assignment of Specific Mineral Rights between American Graphite Holdings and the Company (incorporated by reference from Exhibit 10.10 of the initial filing of this Registration Statement on Form S-4 filed June 14, 2006).

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

10.38	Stock Option Agreement, dated August 21, 2006, between the Company and Victor Alessi (incorporated by reference to Exhibit 10.2 of the current report of the Company on Form 8-K filed August 25, 2006).
14.1	Code of Ethics (incorporated by reference from the Company’s Annual Report on Form 10-KSB filed on November 25, 2005).
16.1	Letter from Morgan and Company dated September 14, 2005 regarding change in independent accountant (incorporated by reference from the Company’s Current Report on Form 8-K filed on October 11, 2005).
31.1*	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification - Principal Accounting Officer
32*	Section 1350 Certifications
99.1*	Thorium Power, Inc. interim financial statements for the nine month period ended September 30, 2006.
99.2	Report of Pricewaterhouse Coopers dated March 29, 2002.

* Filed herewith

AUDITED FINANCIAL STATEMENTS

THORIUM POWER, LTD
(A Development Stage Company)
DECEMBER 31, 2006
(Restated)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
Thorium Power, Ltd.
Washington, DC

We have audited the accompanying consolidated balance sheets of Thorium Power, Ltd. (a development stage company) as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income, changes in stockholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting, as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Thorium Power, Ltd. (a development state company) as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income, changes in stockholders' deficit, and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Since our previous report dated March 19, 2007 as described in the Introductory Note, the Company discovered a material error in its presentation of stock issue costs in the statements of cash flows and the presentation of outstanding shares of common stock in the statement of stockholders deficiency. However, the Company has restated the financial statements to reflect the correction of these errors.

/s/ Child, Van Wagoner & Bradshaw, PLLC
Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
March 19, 2007, except the Introductory Note, which is dated July 5, 2007

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

The accompanying notes are an integral part of these consolidated financial statements

Thorium Power, Ltd.
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
(Restated)

	Year End December 31,		Cumulative Period from January 8, 1992 (Inception) to (unaudited) 2006
	2006	2005	December 31,
Revenue:
License revenue	$0	$0	$624,985
Total Revenue			624,985

Operating Expenses
General and administrative	3,150,243	440,003	13,154,561
Research and development	34,400	17,500	3,926,558
Stock-based compensation	9,131,746	303,055	11,361,617
Total Operating Loss	12,316,389	760,558	27,817,751

Other Income and Expenses
Gain on fair value of derivative instruments	1,902,286	0	1,902,286
Other income/expense	115,128	54	146,829
Stock settlement expense	(92,260)	0	(92,260)
Registration right expense	(353,706)	0	(353,706)
Warrant expense	(963,387)	0	(963,387)
Total Other Income and [Expenses]	608,061	54	639,762

Net Loss	$11,708,328	$760,504	$27,177,989

Other Comprehensive Income (loss)
Unrealized Gain - Marketable Securities	18,861	0
Total Comprehensive Loss	$11,689,467	$760,504

Net Loss Per Common Share, Basic and diluted	$(0.08)	$(0.01)
Weighted Average Number of shares used to compute per share data	153,733,780	105,463,178

The accompanying notes are an integral part of these consolidated financial statements

Thorium Power, Ltd.
(A Development Stage Company)
Consolidated Statements of Cash Flows

	Years Ended December 31,		Cumulative Amounts January 8, 1992 (Inception) to December 31, 2006
	2006 (Restated)	2005	(unaudited) (Restated)
Operating Activities
Loss for the year	$(11,708,327)	$(760,504)	$(27,177,989)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Shares issued for other than cash for payment of expenses	9,131,746	303,055	11,449,866
Gain on fair value of derivative instruments	(1,902,286)	0	(1,902,286)
Depreciation and Amoritzation	10,886	22,704	357,211
Gain or loss on disposition of assets	0	3,710	86,855
Warrant Expense	963,387	0	963,387
Settlement Expense	92,260	0	92,260
Allocated general and administrative expenses - contributed capital	290,769	0	290,769
Changes in non-cash operating working capital items:
Prepaid expenses and other current assets	(270,779)	525	(277,059)
Accounts payable and accrued liabilities	(220,201)	142,913	718,576
Other assets	5,518	0	5,518
Other current liabilities	302,392	0	302,392
Net Cash (Used In) Operating Activities	(3,304,635)	(287,597)	(15,090,500)

Investing Activities
Purchase of equipment	(10,961)	(22,217)	(285,145)
Proceeds from the sale of equipment	0	937	13,583
Acquisition of patents	(6,664)	(4,523)	(411,669)
Other assets	0	(154)	(7,567)
Net Cash (Used In) Investing Activities	(17,625)	(25,957)	(690,798)

Financing Activities
Issue of common shares	2,202,678	260,992	14,498,016
Disbursements - stock issue costs	(441,553)	-	(441,553)
Payments on notes payable and other	(3,781)	18,952	15,171
Proceeds of loan - related party	0	85,227	384,690
Repayment of loan - related party	0	(51,796)	(239,659)
Purchase of treasury stock	(255,850)	0	(255,850)
Other	5,850	0	5,850
Cash acquired in recapitalization of Thorium Power Inc.	12,742,408	0	12,742,408
Net Cash Provided By Financing Activities	$14,249,752	$313,375	$26,709,073

Net Increase In Cash and Cash Equivalents	$10,927,492	$(179)	$10,927,775

Cash and Cash Equivalents, Beginning Of Period	283	462	0

Cash and Cash Equivalents, End Of Period	$10,927,775	$283	$10,927,775

Supplemental Disclosure of Cash Flow Information
Cash paid during the year:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
Non-cash transactions (Note 1)

The accompanying notes are an integral part of these consolidated financial statements

Thorium Power, Ltd.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders' Deficiency
From January 8, 1992 (Inception) to December 31, 2006
(Restated)

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity
Inception – January 8, 1992
Issuance of common stock for technology and service	37,632,000	60,000	-	-	60,000
Net (loss) for the period ended	-	-	-	(60,000)	(60,000)

Balance – December 31, 1992 (unaudited)	37,632,000	60,000	-	(60,000)	-
Issuance of common stock and warrants for cash	8,106,560	12,925	535,030	-	547,955
Issuance of stock in exchange for services	1,473,920	2,350	20,000	-	22,350
Exercise of stock options and warrants	313,600	500	99,500		100,000
Net (loss) for the year ended December 31, 1993	-	-	-	(81,526)	(81,526)

Balance – December 31, 1993 (unaudited)	47,526,080	75,775	654,530	(141,526)	588,779
Authorized 10,000,000 shares - $.05 par value
Issuance of common stock and warrants for cash	821,632	1,310	260,690	-	262,000
Issuance of stock in exchange for services	313,600	500	9,500	-	10,000
Issuance of options to non-employees for services	-	-	15,400	-	15,400
Net (loss) for the year ended December 31, 1994	-	-	-	(639,861)	(639,861)

Balance – December 31, 1994 (unaudited)	48,661,312	77,585	940,120	(781,387)	236,318
Issuance of common stock and warrants for cash	1,301,440	2,075	412,925	-	415,000
Issuance of stock in exchange for services	244,608	390	7,410	-	7,800
Exercise of stock options and warrants	313,600	500	9,500	-	10,000
Net (loss) for the year ended December 31, 1995	-	-	-	(1,088,082)	(1,088,082)

Balance – December 31, 1995 (unaudited)	50,520,960	80,550	1,369,955	(1,869,469)	(418,964)
Issuance of common stock for cash	950,208	1,515	301,485	-	303,000
Issuance of common stock for services	250,880	400	7,600	-	8,000
Exercise of stock options and warrants	1,066,240	1,700	32,300	-	34,000
Issuance of options to non-employees for services	-	-	7,950	-	7,950
Net (loss) for the year ended December 31, 1996	-	-	-	(763,179)	(763,179)

Balance – December 31, 1996 (unaudited)	52,788,288	$84,165	$1,719,290	$(2,632,648)	$(829,193)

Thorium Power, Ltd.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders' Deficiency (Continued)
From January 8, 1992 (Inception) to December 31, 2006
(Restated)

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity

Balance – December 31, 1996 (unaudited)	52,788,288	$84,165	$1,719,290	$(2,632,648)	$(829,193)
Issuance of common stock and warrants for cash	1,778,112	2,835	564,165	-	567,000
Exercise of stock options and warrants	1,599,360	2,550	79,450	-	82,000
Issuance of options to non-employees for services	-	-	15,960	-	15,960
Net (loss) for the year ended December 31, 1997	-	-	-	(598,718)	(598,718)

Balance – December 31, 1997 (unaudited)	56,165,760	89,550	2,378,865	(3,231,366)	(762,951)
Issuance of common stock and warrants for cash	2,086,568	3,327	662,033	-	665,360
Exercise of stock options and warrants	8,780,800	14,000	456,000	-	470,000
Issuance of options to non-employees for services			1,325		1,325
Net (loss) for the year ended December 31, 1998	-	-	-	(792,185)	(792,185)

Balance – December 31, 1998 (unaudited)	67,033,128	106,877	3,498,223	(4,023,551)	(418,451)
Issuance of common stock for cash	1,118,768	1,784	354,966	-	356,750
Exercise of stock options and warrants	1,105,440	1,762	180,738	-	182,500
Net (loss) for the year ended December 31, 1999	-	-	-	(822,803)	(822,803)

Balance – December 31, 1999 (unaudited)	69,257,336	110,423	4,033,927	(4,846,354)	(702,004)
Issuance of common stock for cash	8,925,056	14,230	2,831,770	-	2,846,000
Issuance of common stock for services	3,198,720	5,100	449,900	-	455,000
Net (loss) for the year ended December 31, 2000	-	-	-	(1,487,354)	(1,487,354)

Balance – December 31, 2000 (unaudited)	81,381,112	129,753	7,315,597	(6,333,708)	1,111,642
Issuance of common stock and warrants for cash	10,976,000	17,500	3,468,031	-	3,485,531
Issuance of common stock for settlement	313,600	500	36,100	-	36,600
Exercise of stock options and warrants	896,896	1,430	139,570	-	141,000
Modification of options	-	-	28,500	-	28,500
Net (loss) for the year ended December 31, 2001	-	-	-	(2,606,466)	(2,606,466)

Balance – December 31, 2001 (unaudited)	93,567,608	$149,183	$10,987,798	$(8,940,174)	$2,196,807

Thorium Power, Ltd.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders' Deficiency (Continued)
From January 8, 1992 (Inception) to December 31, 2006
(Restated)

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity

Balance – December 31, 2001 (unaudited)	93,567,608	149,183	10,987,798	(8,940,174)	2,196,807
Issuance of common stock and warrants for cash	156,800	250	49,750	-	50,000
Exercise of stock options and warrants	156,800	250	22,750	-	23,000
Issuance of common stock not previously recognized	31,360	50	(50)	-	-
Net (loss) for the year ended December 31, 2002	-	-	-	(2,224,775)	(2,224,775)

Balance – December 31, 2002 (unaudited)	93,912,568	149,733	11,060,248	(11,164,949)	45,032
Issuance of common stock and warrants for cash	3,606,400	5,750	604,250		610,000
Exercise of stock options and warrants	3,333,568	5,315	157,685		163,000
Modifications of options and warrants	-	-	1,506,427		1,506,427
Issuance of common stock not previously recognized	156,800	250	(250)		-
Net (loss) for the year ended December 31, 2003	-	-	-	(2,569,534)	(2,569,534)

Balance – December 31, 2003 (unaudited)	101,009,336	$161,048	$13,328,360	$(13,734,483)	$(245,075)
Issuance of common stock and warrants for cash	1,991,360	3,175	254,576		257,751
Loan conversion into stock	54,880	88	6,913		7,000
Issuance of options to non-employees for services	-	-	351,253	-	351,253
Net (loss) for the year ended December 31, 2004	-	-	-	(974,674)	(974,674)

Balance – December 31, 2004 (unaudited)	103,055,576	$164,311	$13,941,101	$(14,709,158)	$(603,746)
Issuance of common stock and warrants for cash	2,069,697	3,300	257,692		260,992
Loan conversion into stock	337,904	539	42,561		43,100
Issuance of options to non-employees for services	-	-	303,055	-	303,055
Net (loss) for the year ended December 31, 2005	-	-	-	(760,504)	(760,504)

Balance – December 31, 2005	105,463,177	$168,149	$14,544,410	$(15,469,662)	$(757,103)

Thorium Power, Ltd.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders' Deficiency (Continued)
From January 8, 1992 (Inception) to December 31, 2006

	Common Stock		Additional Paid-in	Accumulated (Deficit) Accumulated During the Development	Stock Committed Future	Accumulated Comprehensive	Deferred Stock	Treasury	Stockholders’
	Shares	Amount	Capital	Stage	Issuance	Income	Compensation	Stock	Equity

Balance - December 31, 2005	105,463,177	$168,149	$14,544,410	$(15,469,662)	$0	$0	$0	$	$(757,103)
Issuance of common stock and warrants for cash	15,319,674	24,426	2,165,248						2,189,674
Loan conversion into stock	32,144	51	4,049						4,100
Cashless exercise of stock options and warrants	20,385,474	32,502	(32,502)						0
Exercise of stock options and warrants for cash	407,680	650	12,350						13,000
Issuance of stock for services	627,200	1,000	104,000						105,000
Cancellation of shares-held by Thorium Power Ltd (pursuant to merger)	(6,597,495)	(10,506)	10,506
Recapitalization - 10/6/06 reverse merger*	124,101,637	43,467	(3,035,878)				(306,000)		(3,298,411)
Extension of investor warrants terms - 6 months			963,387						963,387
Stock Option Expense			1,055,648						1,055,648
Issuance of stock for services	204,341	205	226,284						226,489
Cashless exercise of stock options and warrants	49,333	49	(49)						0
Stock issued - settlement expense	307,534	308	91,952						92,260
Share issue and merger costs			(441,553)						(441,553)
Shares retired, redeemed for payroll taxes on stock-based compensation	(3,008,990)	(3,009)	3,009						0
Net (loss) for the year ended December 31, 2006				(11,708,327)					(11,708,327)
Unrealized gains on marketable securities						18,861			18,861
Amortization of deferred stock compensation costs							20,800		20,800
Allocation of expenses from Thorium Power Ltd.			7,477,700						7,477,700
Buyback of stock - 850,000 shares to treasury stock	(850,000)							(255,850)	(255,850)
Stock based compensation - shares committed for future issuance					1,200,000				1,200,000
Balance - December 31, 2006	256,441,709	$257,292	$23,148,560	$(27,177,989)	$1,200,000	$18,861	$(285,200)	$(255,850)	$(3,094,326)

* See footnote 1 regarding the recapitalization of Thorium Power Inc.

Shares subject to continuing registration rights is shown on the balance sheet as temporary equity, not shareholders deficiency

The accompanying notes are an integral part of these consolidated financial statements

Thorium Power, Ltd.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2006
(Restated)

INTRODUCTORY NOTE

RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the issuance of the December 31, 2006 and 2005 consolidated financial statements, the Company determined that it needed to restate its 2006 and 2005 financial statements in order to correct earlier disclosures made so that they are in accordance with generally accepted accounting principles. The first item restated was to reclassify the cash flow impact of common stock issue costs, total $441,553 from operating activities to financing activities in the statement of cash flows. This change in the statement of cash flows had no impact on the total net cash flows reported for the periods presented. It was also found that the company needs to change its presentation of the capital stock transactions in the statement of stockholders deficiency from January 8, 1992 (inception) to December 31, 2006. This change was made to reflect the equivalent number of Thorium Power Ltd. shares for each capital transaction, calculated by using the ratio of Thorium Power Ltd shares that were issued in the reverse merger to Thorium Power Inc. stockholders, to the outstanding shares held by the Thorium Power Inc. stockholders at the merger date (10/6/06). This change had no impact on the total number of common shares reported as outstanding as of December 31, 2006 on the statement of stockholders deficiency as well as the balance sheet. A restatement was made to increase the weighted average shares outstanding at December 31, 2006 and 2005. The loss per share reported for the year ended December 31, 2006 decreased from $0.09 to $0.08 per share. Additional footnote disclosures in the financial statements were madeto clarify certain other disclosures. The cumulative financial numbers presented, required to be presented for all development stage companies, from inception (January 8, 1992) to December 31, 2006, reported on the statement of operations and statement of stockholders deficiency are now marked as unaudited, as it was not practicable for us to obtain permission from the prior auditor to reissue their audit report, which was for the periods up to December 31, 2001 and for the cumulative period January 8, 1992 to December 31, 2001.

Accordingly, these accompanying 2006 consolidated financial statements have been restated, for the items mentioned above, from the amounts previously reported. There were no changes on the balance sheet at December 31, 2006 and 2005 and the reported net loss for the years ended December 31, 2006 and 2005.

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

Merger Agreement

On February 14, 2006 Novastar Resources Ltd. (“Novastar”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Thorium Power, Inc. and TP Acquisition Corp., a direct wholly-owned subsidiary of Thorium Power, Ltd. which was formed in connection with the merger transaction contemplated by the Merger Agreement. (Collectively after the merger, all entities are referred to as the “Company"). Concurrently therewith, Thorium Ltd (1) adopted its 2006 Stock Plan, (2) entered into an employment agreement with Seth Grae, President and Chief Executive Officer of Thorium Power, Inc. to also become President and Chief Executive Officer of Thorium Power, Ltd., which granted certain nonqualified stock options to Mr. Grae and (3) also entered into a subscription agreement with Thorium Power, Inc. for the purchase of 6,597,495 shares for $0.13 per share (equivalent to $4.00 per Thorium Power Inc share price), subsequently these 6,597,495 shares were cancelled at the Merger date, October 6, 2006.

The Merger was consummated pursuant to the terms of an Agreement and Plan of Merger among the parties that was entered into on February 14, 2006 and then subsequently the original merger terms were amended on June 12, 2006 and August 8, 2006. On October 6, 2006, subsequent to the merger, Novastar changed its name to Thorium Power Ltd. (“Thorium Power, Ltd.”)

Thorium Power, Ltd.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2006

Under the Merger Agreement each common share of Thorium Power, Inc. was converted into common stock securities of Thorium Power, Ltd. such that Thorium Power, Inc.'s current stockholders owned approximately 54.5% of the combined company (prior to dilution from common stock and warrants issued in connection with the May 2006 private placement), and each share of Thorium Power, Ltd.'s common stock will remain outstanding. In addition, Thorium Power, Ltd. appointed new directors and officers following the merger. The combined company is headquartered in McLean, Virginia, where the Company's operations are presently based.

In accordance with the terms of the Merger Agreement, the following occurred with respect to the outstanding common shares, stock options and warrants of Thorium Power, Inc. at the closing of the Merger:

i) all of the shares of common stock of Thorium Power, Inc. were cancelled and each registered owner of outstanding shares of Thorium Power, Inc. common stock automatically became the registered owner of 31.36 shares of common stock of Thorium Power, Ltd., for each share of Thorium Power, Inc. common stock that they previously owned (recapitalization ratio for reverse merger accounting purposes). In accordance to the Merger Agreement, each holder of non-compensatory options or warrants of Thorium Power, Inc. that had an exercise price of $5.00 or $1.00, received from Thorium Ltd 12.315 shares and 22.965 shares of Thorium Power, Ltd. respectively, for each option or warrant owned. There were 135,637,854 total common shares issued to the Thorium Power, Inc. stockholders in the aggregate. There was a total of 160,761,474 of common shares outstanding in Thorium Power Ltd. prior to the merger, of which 124,101,637 shares are being shown as permanent equity in the statement of changes in stockholders’ deficiency and 36,659,837 as shown on the balance sheet as temporary equity. As a result of the merger, there were 296,399,328 common shares outstanding on October 6, 2006 (including the 36,659,837 shares of common stock shown as temporary equity).

ii) all of other outstanding warrants and options of Thorium Power, Inc. were assumed by Thorium Power, Ltd. and became exercisable for Thorium Power, Ltd. common stock in an amount and at an exercise price that is consistent with the exchange ratio described above for the conversion of Thorium Power, Inc. common stock. There were 22,539,083 Thorium Power, Ltd., stock purchase warrants and 22,567,242 Thorium Power, Ltd., stock options assumed by Thorium Power, Inc. as of the date of the merger.

For financial reporting purposes, this merger transaction was recorded as a recapitalization of Thorium Power, Inc. whereby Thorium Power, Inc. is deemed to be the continuing, surviving entity for accounting purposes, but through reorganization, has deemed to have adopted the capital structure of Thorium Power, Ltd.

Accordingly, all references to common shares of Thorium Power, Inc.'s common stock have been restated to reflect the equivalent number of Thorium Power, Ltd.'s common shares. In other words, the 4,325,447 Thorium Power, Inc. shares outstanding (net of the 210,119 shares held by Thorium Power Ltd. that were cancelled at the Merger date) are restated as 135,637,854 common shares, as of October 6, 2006. Each share of Thorium Power Inc. is restated to 31.36 shares of Thorium Power Ltd, which includes the shares issued to holders of non-compensatory options or warrants of Thorium Power, Inc. that had an exercise price of $5.00 or $1.00, as mentioned above.

A summary of assets and liabilities that, for accounting purposes, were deemed to have been acquired by Thorium Power, Inc. from Thorium Power Ltd, book value as of the date of acquisition (October 6, 2006) were as follows:

Total assets - consisting of cash of $12,742,408, prepaid and other receivables, $117,384	$12,859,792
Temporary Equity Transfer	(12,041,373)
Total Liabilities-consisting of warrant liabilities of $3,080,024 and other payables	$(4,116,830)

Book Value of Thorium Power, Ltd. - transferred to stockholders equity	$(3,298,411)

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

Thorium Power, Ltd.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2006

In accordance with the Security and Exchange Commissions Staff Accounting Bulletin SAB.T.1B1, an allocation of expenses attributable to Thorium Power, Inc., was made to Thorium Power, Inc. from Thorium Power, Ltd. for periods prior to the merger date of October 6, 2006. The total expenses allocated to Thorium Power, Inc. up to October 6, 2006 (merger date) were $7,477,700, which consisted of $875,602 of general and administrative expenses and $6,602,098 of stock based compensation from Thorium Power, Ltd. These total allocated expenses of approximately $7.5 million were recorded as deemed capital contributions to Thorium Power Inc. by Thorium Power Ltd.

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

g) Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R (FAS-123R), Share-Based Payment, which is a revision of Statement of Financial Accounting Standards No. 123 (FAS-123), Accounting for Stock-Based Compensation. In addition to requiring supplemental disclosures, FAS-123R addresses the accounting for share-based payment transactions in which a company receives goods or services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. FAS-123R focuses primarily on accounting for transactions in which a company obtains employee services in share-based payment transactions. The Statement eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 (APB-25), Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair value based method. Accordingly, pro-forma disclosure is no longer an alternative.

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

j) Impairment Charges

Unlike goodwill and indefinite-lived intangible assets, the accounting rules do not provide for an annual impairment test in determining whether property, plant, and equipment and finite-lived intangible assets (e.g., patents) are impaired. Instead, they require that a triggering event occur before testing an asset for impairment. Examples of such triggering events include current-period operating or cash flow loss combined with a history of operating or cash flow losses, a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related asset, a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business and a significant change in the operations of an acquired business.

Once a triggering event has occurred, the impairment test employed is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, the impairment test involves a comparison of undiscounted cash flows against the carrying value of the asset as an initial test. If the carrying value of such asset exceeds the undiscounted cash flow, the asset would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the fixed or amortizing intangible asset and the carrying value to determine the amount of the impairment. The Company generally determines fair value by using the discounted cash flow method. If the intent is to hold the asset for sale and certain other criteria are met (i.e., the asset can be disposed of currently, appropriate levels of authority have approved sale, and there is an actively pursuing buyer), the impairment test is a comparison of the asset's carrying value to its fair value less costs to sell. To the extent that the carrying value is greater than the asset's fair value less costs to sell, an impairment loss is recognized for the difference. The Company conducted an impairment test of its Patent at December 31, 2006 and determined that the future undiscounted cash flows associated with the Patent rights were sufficient to recover its carrying value. Assets held for sale are separately presented on the balance sheet and are no longer depreciated.

In November 2005, FASB issued FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP 115-1 and 124-1”), which clarifies when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 and 124-1 are effective for all reporting periods beginning after December 15, 2005. Implementation of these statements is not expected to have a significant impact on the Company's consolidated financial position or results of operations.

Thorium Power, Ltd.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2006

k) Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles are excluded from net income. For the Company, such items consist primarily of unrealized gains and losses on marketable debt securities, which the Company has classified as cash equivalents, as their maturities are three months or less.

l) Development Stage Enterprise

The Company's consolidated financial statements are prepared using the accrual method of accounting and according to the provisions of Statement of Financial Accounting Standards No. 7 (“SFAS 7”), “Accounting and Reporting for Development Stage Enterprises,” as we are devoting substantially all of our efforts to developing our nuclear fuel designs. Until such designs are developed and significant revenue is derived from these nuclear fuel designs or other revenue sources, we will continue to prepare our consolidated financial statements and related disclosures in accordance with entities in the development stage.

m) Revenue Recognition

All of the Company's revenue to date from January 8, 1992 (Inception) to December 31, 2006 had been derived from licensing fees from nuclear industry commercial partners.

Once the company's Thorium nuclear fuel designs has advanced to a commercially usable stage the company will seek to license its technology to major government contractors or nuclear companies, working for the US and other governments. We expect that our revenue from license fees will be recognized on a straight-line basis over the expected period of the related license term.

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

o) Segment Reporting

 The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company's chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company's reportable segments. The Company has determined that the Company has one operating segment as defined by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”.

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

q) Recently Issued Accounting Standards

FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement No. 109. In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires the Company recognizes in its consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The Company does not believe FIN 48 will have an impact on its consolidated financial statements.

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

Staff Accounting Bulletin (“SAB”) No. 108

In September 2006, the SEC issued SAB No. 108, which provides guidance on the process of quantifying financial statement misstatements. In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statement errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of the Company's financial statements and the related financial statement disclosures. SAB No.108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006. The transition provisions of SAB No. 108 permits existing public companies to record the cumulative effect in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Management does not expect that the adoption of SAB No.108 would have a material effect on the Company's consolidated financial statements.

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

5.  Property Plant and Equipment

The following represents the detail of the Company's property, plant and equipment at December 31, 2006 and 2005:

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

7.  Stockholders' Equity

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

STOCK ISSUANCES AFTER THE MERGER DATE-After October 6, 2006

The Board of Directors of the Thorium Power, Ltd. increased the size of the board to five members and appointed two Independent Directors: Jack D. Ladd and Daniel B. Magraw, Jr., as a members of the Board of Directors of the Company, effective October 23, 2006. Pursuant to terms of the Independent Director's Contracts, dated October 23, 2006, between Mr. Ladd and the Company and Mr. Magraw and the Company Mr. Ladd and Mr. Magraw will each receive a fee of $20,000 per year in cash, as well as such number of restricted shares, issued quarterly, equal to $5,000 each quarter, to be paid to each Director for the respective quarter based on the average closing price of the Company's common stock, as quoted on the trading market on which the Company's securities are traded, over the thirty day period prior to the first day of the applicable quarter. On December 27, 2006, a total of 22,050 shares were issued to the directors for their services. Additionally, the Director Contracts grant to Messrs. Ladd and Magraw for each year of service on the Board of Directors non-qualified options to purchase up to 500,000 shares of the common stock of the Company (the “Director Options”), which shall vest with respect to 13,889 shares on November 23, 2006 and the remaining 486,111 shares will subsequently vest in equal monthly installments of 13,889 shares on each one month anniversary of the grant until all shares underlying the Director Options have vested. The third independent Director, Victor Alessi, was appointed as a director in August, 2006 and received 500,000 stock options, term 5 years, vesting equally over 36 month period. On October 11, 2006, 182,291 shares were issued pursuant to a legal settlement. On November 6, 2006, 491,333 shares were issued, pursuant to a cashless stock option exercise of 140,953 shares, strike price was $0.195 per share and market value of the stock was $0.30 per share.

Thorium Power, Ltd.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2006

In November, 2006 the company redeemed 3,008,990 shares of common stock from its two executive officers in order to satisfy the payroll tax withholding obligations of the Company owed on their stock based compensation.

b). Common Stock Buyback Program - Treasury Stock

On October 17, 2006, the Company announced that its Board of Directors authorized a share buyback program for an aggregate of $1,000,000 over the next 12 months, with $250,000 of stock to be repurchased immediately. At the discretion of the CEO Seth Grae, the Company may effect further share repurchases over the course of the year depending on valuation of the Company reflected in the share price. As of the date of this report 850,000 shares had been repurchased pursuant to this program at the average approximate price of $0.30 per share. The Company valued all shares issued in the twelve month period ended December 31, 2006 using the traded quoted market price of the Company's common stock as of the applicable agreement date. These shares are being held as Treasury Stock as of December 31, 2006.

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

The EITF is currently reviewing the accounting for securities with liquidated damages clauses as stated in EITF 05-04, The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument subject to EITF 00-19. There are currently several views as to how to account for this type of transaction and the EITF has not yet reached a consensus. In accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in the Company's Own Stock, and EITF 05-04, because of the potential liquidated damages for failure to obtain and maintain an effective registration statement is substantial, the value of the common stock subject to such registration rights should be classified as temporary equity. Additionally, in accordance with EITF 00-19 and the terms of the above warrants, the fair value of the warrants should be recorded as a liability, with an offsetting reduction to shareholders' equity. The warrant liability is initially measured at fair value using the Black Scholes option pricing model, and is then re-valued at each reporting date, with changes in the fair value reported as non-cash charges or credits to earnings reported as gain/loss on fair value of warrant derivatives.

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

At the end of each reporting period, the value of these warrants is re-measured based on the fair value of the underlying shares, and changes to the warrant liability and related “gain or loss in fair value of the warrants” is recorded as a non-cash charge or credit to earnings. The warrant liability will be reclassified to shareholders' equity when the Company is no longer subject to all of its performance obligations under the registration rights agreement, or under FSP 00-19-2 as equity in 2007.

At December 31, 2006, the warrant liability decreased to $1,132,440 due to changes in the fair value of the warrants. The fair value of the warrants was estimated using the Black Scholes option-pricing model, with the following assumptions for the year ended December 31, 2006: risk-free interest rate of 3.86% dividend yield of 0%, expected life of .9 year and volatility of 106% were used. We expect to reclassify this warrant liability, in accordance with FSP 00-19-2 to stockholders' equity, additional paid in capital, at January 1, 2007.

For the period ended October 6, 2006 to December 31, 2006, the non-cash gain on fair value of warrants, or deduction in warrant liability, was $1,902,286. The gain recorded on the change in the fair value of derivative instruments was due principally to the decrease in the volatility factor used in the Black Scholes valuation of the warrants. The date range used to calculate this volatility factor was from January 5, 2006, date of announcement of Thorium Power, Ltd. and Thorium Power, Inc. merger, to December 31, 2006. The stock volatility factor for the fourth quarter of 2006 was low, as the stock trading price remained primarily at $0.30 per share for this period of time. The non-cash gain on fair value of warrants, recorded as gain on fair value of warrant derivatives, has no effect on the Company's cash flows or liquidity.

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

During the year ended December 31, 2006, $9,131,746 was recorded as stock-based compensation expense in the statement of operations. The result of all the above stock option grants that occurred after January 1, 2006 for Thorium Power Inc and stock option grants for Thorium Power Ltd that were recorded in the statement of operations totaled $2,719,496 (non-deductible for tax purposes, may provide a tax deduction for the Company when exercised). Stock compensation to executive officers totaled $6,138,250, one bonus at year end recorded to common stock reserved for issuance totaled $1,200,000, and the other stock compensation to officers in accordance with their employment agreements totaled $4,938,250. From this total amount of stock-based compensation of $9,131,746, $6,602,098 was recorded on Novastar Resources Ltd. books for the period January 1, 2006 to October 6, 2006, but all of this compensation amount was incurred for Thorium Power Inc.'s benefit, thus allocated to Thorium Power Inc. statement of operations for the year ended December 31, 2006. The remaining stock-based compensation expense was to directors of $105,000 and the amortization of deferred stock compensation of $169,000. Some volatility factors used by Novastar, for five option grants in its fiscal year ended June 30, 2006 calculated the volatility factor for Black Scholes using the term of the option, which is general practice, not from the announcement date of the merger, January 5, 2006, which was later determined to be a more applicable date range due to the announcement date being the date the stock market reflected the merger in the valuation of the Company's stock. This difference in these volatility factors for these five option grants is not material to these financial statements, therefore, no current adjustment to the volatility factors was made to these financial statements for these five option grants and we have decided to continue to use these factors for future expense recognition of options under SFAS #123R.

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

Thorium Power, Ltd.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2006

The Compensation Committee of the Board of Directors on December 18, 2006 had unanimously voted to issue 4 million shares of restricted stock as a year end 2006 bonus to its CEO and Executive VP of International Nuclear Operations. The price was to value these shares was the market price as of the date of the stock grant. In a subsequent capital transaction, in order for the company to remit the required payroll tax obligations related to this stock grant to the Federal and State taxing authorities, the Company redeemed 1,620,000 shares of this stock grant from the two executives, at a price of $0.20 per share (price determined by applying a lack of marketability discount). .. The Company, in January 2007, paid a total of $347,690 for primarily payroll tax withholdings (as a result of redeeming 1,620,000 shares of stock) and payroll tax expense due on these stock compensation issuances.

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

9.  Research Agreement

The Company is party to an agreement whereby all of its current research is being performed by the Russian Research Centre, known as the Kurchatov Institute (“RRC”), on the Company's fuel designs. All the funding under this agreement is supplied by the Company. As of March 12, 2007, the Company fulfilled all of its financial obligations under that agreement.

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

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-KSB/A to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: September 11, 2007

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