Form 10QSB/A
period 2007-03-31
Thorium Power, Ltd
filed 2007-09-11
CIK 1084554

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 1

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 4, 2007 are as follows:

Class of Securities Common Stock, $0.001 par value	Shares Outstanding 297,692,991

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

EXPLANATORY NOTE

Thorium Power, Ltd. (the “Company”) is filing this Amendment No. 1 on Form 10-QSB/A solely to include the information required by ITEM 3A(T). CONTROLS AND PROCEDURES, which was inadvertently omitted from the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2007, as filed with the U.S. Securities and Exchange Commission on May 10, 2007 (the “Original Filing”).

No other information in the Original Filing is modified. This Form 10-QSB/A continues to describe conditions as of the date of the Original Filing, and accordingly, the Company has not updated the disclosures contained herein to reflect events that occurred after the Original Filing.

ITEM 3A(T). CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules, regulations and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Seth Grae, our President and Chief Executive Officer, and Larry Goldman, our Chief Financial Officer, has evaluated the design and operating effectiveness of our disclosure controls and procedures as of March 31, 2007. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of March 31, 2007, and were effective during the entire quarter ended March 31, 2007.

 Internal Control Over Financial Reporting. We also maintain internal control over financial reporting. The term “internal control over financial reporting,” as defined by regulations of the SEC, means a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by the our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting procedures in the U.S. (“GAAP”), and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Changes in Internal Control Over Financial Reporting. There has been no change to our internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
______________
*Filed Herewith

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-QSB/A to be signed on its behalf by the undersigned, thereto duly authorized individual.

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