Form 10QSB
period 2007-09-30
Thorium Power, Ltd
filed 2007-10-25
CIK 1084554

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2007

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒
The number of shares outstanding of each of the issuer’s classes of common equity, as of October 1, 2007 are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	297,065,650

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

ITEM 1.	FINANCIAL STATEMENTS

Thorium Power Ltd.
(A Development Stage Company)
Consolidated Balance Sheets

	(Unaudited)	(Audited)
	September 30,	December 31
	2007	2006
ASSETS

Currrent Assets
Cash and cash equivalents	$6,470,292	$10,927,775
Prepaid expenses & other current assets	87,430	394,443
Total Current Assets	6,557,722	11,322,218

Property Plant and Equipment -net	15,077	21,290

Other Assets
Patent costs - net	217,875	217,875
Security deposits	2,049	2,049
Total Other Assets	219,924	219,924

Total Assets	$6,792,723	$11,563,432

Liabilities and Stockholders' Equity

Current Liabilities
Current portion long term debt	$4,583	$4,739
Accounts payable and accrued liabilities	522,518	1,121,083
Other current liabilities	0	347,690
Warrant liability	0	1,132,440
Total Current Liabilities	527,101	2,605,952

Notes Payable - long term	6,904	10,433

Total Liabilites	534,005	2,616,385

Commitments and contingencies - note 9

Common Stock with Registration Rights
Common Stock subject to continuing registration, $0.001 par value, 36,659,837 shares issued and outstanding at December 31, 2006	0	12,041,373

Stockholders' Equity (Deficiency)
Preferred stock, $0.001 par value, 50,000,000 authorized shares, no shares issued and outstanding	0	0
Common stock, $0.001par value, 500,000,000 authorized, 297,065,650 shares issued and outstanding at September 30, 2007 and 257,291,709 shares outstanding at December 31, 2006	297,066	257,292
Additional paid in capital - stock and stock equivalents	40,583,375	23,148,560
Deficit accumulated during the development stage	(34,721,636)	(27,177,989)
Common stock reserved for issuance, 1,000,000 shares at September 30, 2007 and 4,000,000 shares at December 31, 2006	350,000	1,200,000
Accumulated other comprehensive income	22,135	18,861
Deferred stock compensation	(272,222)	(285,200)
Treasury stock - 850,000 shares oustanding at December 31, 2006	0	(255,850)
Total Stockholders' Equity (Deficiency)	6,258,718	(3,094,326)

Total Liabilities and Stockholders' Equity (Deficiency)	$6,792,723	$11,563,432

Thorium Power Ltd.
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Nine Months Ended		Three Months Ended		Cumulative Period from January 8, 1992 (Inception) to
	September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007
Revenue:
License revenue	$0	$0	$0	$0	$624,985
Total Revenue	0	0	0	0	624,985

Operating Expenses
General and administrative	3,907,464	2,121,768	1,113,731	1,224,973	17,062,025
Research and development expenses	297,064	10,000	141,593	0	4,223,622
Stock-based compensation	3,582,344	6,707,098	1,127,610	6,707,098	14,943,961
Total Operating Loss	7,786,872	8,838,866	2,382,934	7,932,071	35,604,623

Other (Income) and Expenses
Gain on fair value of warrant derivatives	0	0	0	0	(1,902,286)
Interest income/expense, other	(301,824)	10,154	(84,888)	4,601	(448,654)
Stock settlement expense	37,160	0	0	0	129,420
Registration right expense	21,440	0	0	0	375,146
Warrant expense	0	0	0	0	963,387
Total Other Income and Expenses	(243,224)	10,154	(84,888)	4,601	(882,987)

Net Loss	$(7,543,648)	$(8,849,020)	$(2,298,046)	$(7,936,672)	$34,721,636

Other Comprehensive Income (Loss)
Unrealized Gain Marketable Securities	3,274	0	3,931	0

Total Comphensive Loss	$(7,540,374)	$(8,849,020)	$(2,294,115)	$(7,936,672)

Net Loss Per Common Share, Basic and diluted	$(0.03)	$(0.07)	$(0.01)	(0.07)
Weighted Average Number of shares outstanding for the period used to compute per share data	296,297,409	120,883,001	296,170,196	118,025,548

Thorium Power Ltd.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	9 Months Ended		Cumulative amounts January 8, 1992 (Inception)
	September 30,		to September
	2007	2006	30, 2007
Operating Activities
Net Loss for the period	$(7,543,648)	$(8,849,020)	$(34,721,636)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Shares issued for other than cash for payment of expenses	3,735,500	5,019,479	15,185,365
Gain on fair value of warrant liability	0	0	(1,902,286)
Depreciation and Amoritzation	6,213	19,363	363,424
Gain or loss on disposition of assets	0	0	86,855
Warrant Expense	0	0	963,387
Settlement Expense	37,161	0	129,421
Allocated general and administrative expenses - contributed capital	0	290,769	290,769
Changes in non-cash operating working capital items:
Prepaid expenses and other current assets	307,013	6,273	29,954
Accounts payable, accrued liabilities and other current liabilities	(999,311)	(337,750)	21,657
Other assets	0	0	5,518
Net Cash (Used In) Operating Activities	(4,457,072)	(3,850,886)	(19,547,572)

Investing Activities
Purchase of equipment	0	(10,961)	(285,145)
Proceeds from the sale of equipment	0	0	13,583
Acquisition of patents	0	(6,664)	(411,669)
Other	3,274	0	(4,293)
Net Cash (Used In) Investing Activities	3,274	(17,625)	(687,524)

Financing Activities
Proceeds from Issue of common shares	0	2,202,678	14,498,016
Capitalization of Share Issue costs	0	0	(441,553)
Payments on notes payable and other	(3,685)	(3,079)	11,486
Proceeds of loan - related party	0	1,766,628	384,690
Repayment of loan - related party	0	(41,830)	(239,659)
Purchase of treasury stock	0	0	(255,850)
Other	0	0	5,850
Cash acquired in recapitalization of Thorium Power Inc.	0	0	12,742,408
Net Cash Provided By Financing Activities	$(3,685)	$3,924,397	$26,705,388

Net Increase In Cash and Cash Equivalents	$(4,457,483)	$55,886	$6,470,292

Cash and Cash Equivalents, Beginning Of Period	10,927,775	283	0

Cash and Cash Equivalents, End Of Period	$6,470,292	$56,169	$6,470,292

Supplemental Disclosure of Cash Flow Information
Cash paid during the year:
Interest paid	$524	$3,880	$4,404
Income taxes paid	$-	$-	$-
Non-cash transactions
Conversion of liabilities to equity	$1,410,884	$4,100	$1,514,084

Thorium Power, Ltd.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

1.  BASIS OF PRESENTATION

The unaudited financial information of Thorium Power Ltd. (the “Company”) and subsidiaries furnished herein has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflects all adjustments, which in the opinion of management are necessary to fairly state the Company's interim financial position and the results of its operations for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, this report on Form 10-QSB should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended December 31, 2006. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company's Form 10-KSB for the fiscal year ended December 31, 2006, has been omitted. The results of operations for the nine month and three month periods ended September 30, 2007 are not necessarily indicative of results for the entire fiscal year ending December 31, 2007.

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

On October 6, 2006, a merger took place between Thorium Power, Ltd. and Thorium Power, Inc. For financial reporting purposes, this merger transaction was recorded as a recapitalization of Thorium Power, Inc., whereby Thorium Power, Inc. is deemed to be the continuing surviving entity for accounting purposes, but through reorganization, has deemed to have adopted the capital structure of Thorium Power, Ltd. Accordingly, all references to common shares of Thorium Power Inc.’s common stock have been restated to reflect the equivalent number of Thorium Power, Ltd.’s common shares.

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

4.  Financial Status and Going Concern Considerations – September 30, 2007

Management anticipates, based on its current projected working capital requirements, that it will have enough working capital funds to sustain its current operations at its current operating level, until sometime during the second calendar quarter of 2008. The Company will therefore need to raise additional capital before the end of the second quarter of 2008, either by having future issuances of its stock or incurring debt, in order to provide the additional working capital funds required to continue its operations into 2008 and beyond.

5. Research and Development Costs

Research and development costs, amounted to $297,064 and $10,000 for the nine months ended September 30, 2007 and 2006 respectively, and $141,593 and $0 for the three months ended September 30, 2007 and 2006 respectively and $4,223,622 from January 8, 1992 (Inception) to September 30, 2007

6. Stockholders' Equity

Total common stock outstanding at September 30, 2007 was 297,065,650. At September 30, 2007, there were 19,098,752 stock purchase warrants and 36,185,934 stock options outstanding, all totaling 352,350,336 of total stock and stock equivalents outstanding September 30, 2007.

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

At the end of each reporting period, the value of these warrants was re-measured based on the fair value of the underlying shares, and changes to the warrant liability and related “gain or loss in fair value of the warrants” was recorded as a non-cash charge or credit to earnings. The warrant liability was reclassified to shareholders' equity when the Company adopted a new accounting pronoucement FSP 00-19-2 as mentioned above in 2007.

The SEC has recently issued further guidance on EITF Topic No. D-98 (financial statement classification of securities issued between permanent equity and temporary equity), and this SEC staff guidance specifically mentions that registration payment arrangements are considered to be a separate unit of account, and these registration payment arrangements are now accounted for in accordance with FASB Staff Position FSP 00-19-2 as a contingent obligation and not part of the classification of equity. Therefore the SEC staff has generally concluded that the classification of financial instruments between permanent equity and temporary equity should not take into account the registration payment arrangement. The Company has no registration payment liabilities as of September 30, 2007. Based on the above, the Company classified $12,041,373 for the value of common stock subject to registration rights as permanent equity instead of temporary equity.

b) Share-based Compensation

The Company has in place a stock-based compensation plan to reward for services rendered by officers, directors, employees and consultants. On July 17, 2006, the Company amended this stock plan. The Company has reserved 75,000,000 shares of common stock of its unissued share capital for the stock plan. Other limitations are as follows:

i).	No more than an aggregate of 37.5 million shares may be issued in the form of restricted shares during the term of the stock plan;

ii).	The maximum number of shares of common stock with respect to which options may be granted to any one person during any fiscal year of the Company may not exceed 8,000,000 shares; and

iii).
The maximum number of restricted shares which may be granted to any one person during any fiscal year of the Company may not exceed 5,000,000 shares.

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

Total stock options outstanding at September 30, 2007 were 36,185,934 and 18,080,603 of these total options were vested at September 30, 2007.

Stock option transactions to the employees, directors, advisory board members and consultants are summarized as follows:
September 30, 2007
Stock Options Outstanding
Outstanding – Beginning of Period	34,578,993
Issued	8,307,990
Expired	(6,395,495)
Forfeited	(305,554)
Outstanding end of the period	36,185,934
Options exercisable at the end of the period	18,080,603

The above table includes options issued and outstanding as of September 30, 2007 from Thorium Power, Ltd. as follows:

i).	A total of 4,950,000 non-qualified 10 year options have been issued by Thorium Power, Ltd., to advisory board members at exercise prices of $0.25 to $0.64 per share.

ii).	A total of 6,000,000 non-qualified 5 year options have been issued to advisory board members at an exercise prices of $.27 to $0.445 per share and

iii).
A total of 18,903,654 non-qualified 2 year, 5 year and 10 year options have been issued to directors and officers of the Company, at exercise prices of $0.30 to $0.80 per share. From this total, 7,200,000 options were issued to Chief Executive Officer who is also a director, on February 14, 2006, with a remaining contractual life of 8.8 years. On January 16, 2007 our Chief Executive Officer was issued 1,486,412 options to replace the same number of stock options he was granted from Thorium Power, Inc, prior to the merger, that were expiring January 2007. The exercise price of these options was increased from its original strike price of $0.39 per share to $0.50 per share with a new contractual life of 2 years. Also from the total options cited above, 1 million options were issued to our Chief Operating Officer, pursuant to an employment agreement, on February 1, 2007 at an exercise price of $0.35 per share, vesting over 4 years with the first 6 months vesting on August 1, 2007, with a contractual term of 10 years. Also included are 1,500,000 options issued July 5, 2007 to our Chairman of the Board, pursuant to an employment agreement at an exercise of $0.27 per share, vesting over 3 years, with a contractual term of 10 years.

The following table provides certain information with respect to the above-referenced stock options that are outstanding and exercisable at September 30, 2007:

	Stock Options Outstanding		Stock Options Vested
Exercise Prices	Number of Awards	Weighted Average Remaining Contractual Life – Years	Number of Awards	Weighted Average Exercise Price
$0.16 - $0.29	10,516,256	5.64	6,778,761	$0.20
$0.30-$0.44	3,292,242	4.95	1,253,356	$0.34
$0.45-$0.63	13,177,436	5.82	6,240,149	$0.49
$0.64-$0.80	9,200,000	8.42	3,808,337	$0.77

Total	36,185,934	6.35	18,080,603	$0.46

Assumptions used in the Black Scholes option-pricing model are as follows:

The aggregate intrinsic value of stock options outstanding at September 30, 2007 was $ 288,313 of which $ 288,313 relates to vested awards. Intrinsic value is calculated based on the difference between the exercise price of the underlying awards and the quoted price of our common stock as of the reporting date ($0.21 per share as of September 30, 2007).

June 30, 2007
Average risk-free interest rate	4.06% - 4.52%
Average expected life	10 years
Expected volatility	96% - 275%
Expected dividends	0%

During the nine and three months ended September 30, 2007, $3,582,344 and $1,127,610 respectively was recorded as stock-based compensation expense in the statement of operations. The result of all the above stock option grants included in stock-based compensation in the statement of operations, totaled $3,219,365 and $1,091,343 respectively, for the nine and three months ended September 30, 2007 (non-deductible for tax purposes, may provide a tax deduction for the Company when exercised). Stock compensation to executive officers totaled $77,778 for the nine months ended September 30, 2007. This compensation was recorded as a result of the issuance of 1 million shares of restricted stock to the Company’s new Chief Operating Officer, pursuant to an employment agreement entered into effective February 1, 2007. These shares vest monthly over a 36 month period and the stock price was $0.35 per share on the date of the agreement. This stock issuance resulted in a total deferred stock compensation expense of $350,000, to be recognized over a 36 month period starting February 1, 2007. For the nine and three months ended September 30, 2007, $77,778 and $29,167 respectively of this total compensation amount was recognized as stock compensation expense and the remaining amount $272,222 was recorded as deferred stock compensation, a contra equity account on the balance sheet. Some stock volatility factors used by Thorium Power Ltd. for five option grants in its fiscal year ended June 30, 2006 calculated the volatility factor for Black Scholes using the term of the option, which is general practice, not from the announcement date of the merger, January 5, 2006, which was later determined to be a more applicable date range due to the announcement date being the date the stock market reflected the merger in the valuation of the Company's stock. This difference in these volatility factors for these five option grants is not material to these financial statements, therefore, no current adjustment to the volatility factors was made to these financial statements for these five option grants and we have decided to continue to use these factors for future expense recognition of options under SFAS #123R.

c). Warrants

At September 30, 2007, there were 19,098,752 warrants outstanding.

At September 30, 2007 the range of warrant prices for shares under warrants and the weighted-average remaining contractual life are as follows:

	Warrants Outstanding and Exercisable
Warrants - Exercise Price	Number of Warrants	Weighted Average Remaining Contractual Life – Years
$0.39	256,278	0.75
$0.39	512,556.90
$0.65	18,329,918	0.11
Total	19,098,752	0.14

The investors in the May 4, 2006 private placements received detachable warrants for the purchase of 18,329,918 shares of common stock, which were valued at $3,539,058. For purposes of estimating the intrinsic fair value of each warrant as of dates of the private placements, the Company utilized the Black Scholes option-pricing model. The Company estimated the fair value of the warrants assuming no expected dividends and the following weighted-average assumptions:

June 30, 2007
Average risk-free interest rate	2.86% - 4.30%
Average expected life	1 year
Expected volatility	142% - 153%
Expected dividends	0%

d). Common Stock and Warrants reserved for Future Issuance

Common stock and warrants reserved for future issuance consists of:

	Shares of Common Stock	Stock Purchase Warrants	Amount
Stock-based Compensation	1,000,000	0	$350,000

7.  Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting and the amounts recognized for income tax purposes. The significant components of deferred tax assets (at a 40% effective tax rate) as of September 30, 2007 are as follows:

	Total Amount	Deferred Tax Asset Amount
Assets
Stock-based compensation	5,542,703	2,217,081
Approximate net operating loss	29,178,933	11,671,573
Less: valuation allowance	(34,721,636)	(13,888,654))
	$-	-

Management believes that it is more likely than not that the forecasted taxable income will not be sufficient to utilize the tax carryforwards of approximately $29,178,933, before its expiration in 2012 to and 2027 to fully recover the asset. As a result, the amount of the deferred tax assets considered realizable was reduced 100% by a valuation allowance. In the near term, if estimates of future taxable income are increased, such an increase will change the valuation allowance. The Company has no other deferred tax assets or liabilities. The Company will also be subject to limitations under Internal Revenue Code Section 382 regarding the use of its net operating loss carryforwards in future tax years.

8.  Research Agreement

The Company has recently reached an agreement with Federal State Unitary Enterprise “Red Star”, a Russian government owned entity, on all terms of a contract whereby Thorium Power's seed and blanket fuel designs will undergo further irradiation testing with the goal of moving toward deployment within full-sized commercial reactors. The Company is also working on finalizing a Cooperative Research Agreement and a Joint Venture agreement with Red Star. These agreements are subject to approval by the Russian Federal Agency for Atomic Energy (RosAtom), which the Company expects to be completed during 2007 to early 2008.

9.  Commitments and Contingencies

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

The following analysis discusses changes in the financial condition and results of operations of Thorium Power, Ltd. and it’s subsidiary, Thorium Power, Inc., at and for the nine months ended on September 30, 2007 and 2006, and should be read in conjunction with our unaudited consolidated financial statements and the notes thereto.

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

Plan of Operation

At September 30, 2007, our total assets were approximately $6,792,723 of which $6,470,292 was cash. Liabilities as of September 30, 2007 totaled approximately $534,005. We had working capital surplus of approximately $6,030,621 at September 30, 2007.

Management presently expects that our present working capital will meet our foreseeable working capital needs for the next 6 to 8 months from the date of this filing of the Form 10-QSB, depending on when we start the $5 million funding of our nuclear fuel designs, as mentioned below. Our current average monthly projected working capital requirements, excluding the $5 million of research and development expenses we expect to incur in Russia over the next 12-15 months, is approximately $500,000 per month (including approximately $100,000 per month for payroll and payroll-related fringe benefits). We will need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity sometime before the end of the second quarter of 2008 in order to insure we have the necessary working capital available to continue our operations throughout 2008. That financing, however, may not be available or we may not be able to obtain that financing on terms acceptable to us. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of our outstanding common stock.

Over the next 12-15 months we expect to incur approximately $5 million in research and development expenses related to the development of our proprietary nuclear fuel designs. Of the $5 million, the cost of seed and blanket fuel fabrication equipment that would be purchased and used to fabricate trial seed and blanket fuel rods is expected to be approximately $2 million and the cost of nuclear materials used in fabrication of trial seed and blanket fuel rods is estimated at about $850,000. We expect to incur these expenses after we have reached a formal agreement with Russian nuclear entities that will grant us licensing and other rights to use such technologies or intellectual property developed by the Russian entities. Any such agreement would require formal review and approval by the Russian Federal Agency for Atomic Energy (RosAtom). We expect this agreement to be finalized and submitted for formal approval to RosAtom within the next several months and these research expenses to be in the range of approximately $1.5 million to $2.0 million for fiscal 2007 and the first several months of 2008, but it is possible that such expenses could be less or more than those amounts. We spent approximately $297,064 and $141,593 for the nine months and three months ended September 30, 2007.

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

Additionally, we will be increasing our payroll and related fringe benefits costs as well as our consulting expenses for the remainder of our fiscal year ended December 31, 2007, as we have hired a permanent Chief Financial Officer and will be employing more people to add to our consulting team

Results of Operations

Nine Months Ended September 30, 2007

We had no revenues during the nine months ended September 30, 2007.

Our total operating expenses for the nine months ended September 30, 2007 were $7,786,872 consisting of:

•	$3,582,344 of stock based compensation;
•	$1,401,413 in professional fees consisting of
o	$464,019 of legal fees
o	$411,272 of public, investor and government relations
o	$249,376 of audit, SOX 404 consulting and accounting fees
o	$276,746 of other professional and consulting fees
•	$1,059,338 of payroll and payroll related expenses
•	$297,064 of research and development expenses
•	$368,365 of advisory board fees and related advisory board travel expenses
•	$519,751 of travel and travel related expenses
•	$558,597 in other general and administrative expenses.

Other income and expense was $243,224 of net other income for the nine months ended September 30, 2007. This consists primarily of interest income earned of $302,466.

Our net loss was $7,543,648 and $8,849,020 for the nine months ended September 30, 2007 and 2006, respectively. Our cumulative loss from January 8, 1992 to September 30, 2007 was $34,721,636.

Nine Months Ended September 30, 2006

We had no revenues in 2006.

Our total operating expenses for the nine months ended September 30, 2006 was $8,838,866 consisting of:

•	$10,000 of research and development expenses
•	$6,707,098 of stock-based compensation
•	$550,000 of contributions to the University of Texas of the Permian Basin
•	$188,707 in professional fees
•	$245,630 of payroll and payroll related expenses
•	$106,546 of travel expenses
•	$1,030,885 in other general and administrative expenses (including allocated expenses, see below)

In accordance with the Security and Exchange Commissions Staff Accounting Bulletin SAB.T.1B1, an allocation of expenses attributable to Thorium Power, Inc., was made to Thorium Power, Inc. from Thorium Power, Ltd. for periods prior to the merger date of October 6, 2006. The total expenses allocated to Thorium Power, Inc. up to October 6, 2006 (merger date) were $7,477,700, which consisted of $875,602 of general and administrative expenses and $6,602,098 of stock based compensation from Thorium Power, Ltd. These total allocated expenses of approximately $7.5 million were recorded as deemed capital contributions to Thorium Power Inc. by Thorium Power Ltd. These expenses are recorded by Thorium Power Inc. prior to the merger on October 6, 2006, in the third quarter of 2006.

Other income and expense was $10,154 of net other expenses for the nine months ended September 30, 2006. This consists primarily of $4,500 of foreign currency translation loss and interest expense.

Three Months Ended September 30, 2007

We had no revenues during the three months ended September 30, 2007.

Our total operating expenses for the three months ended September 30, 2007 were $2,382,934 consisting of:

•	$1,127,610 of stock based compensation;
•	$422,691 in professional fees consisting of
o	$179,394 of legal fees
o	$120,947 of public, investor and government relations
o	$86,673 of audit, SOX 404 consulting and accounting fees
o	$35,677 of other professional and consulting fees
•	$279,776 of payroll and payroll related expenses
•	$141,593 of research and development expenses
•	$155,957 of advisory board fees and related advisory board travel expenses
•	$182,373 of travel and travel related expenses
•	$25,000 of contributions to the University of Texas of the Permian Basin
•	$47,934 in other general and administrative expenses.

Other income and expense was $84,888 of net other income for the three months ended September 30, 2007. This consists primarily of interest income earned of $85,006. Our net loss was $2,298,046 and $7,936,672 for the three months ended September 30, 2007 and 2006, respectively.

Three Months Ended September 30, 2006

We had no revenues during the three months ended September 30, 2006.

Our total operating expenses for the three months ended September 30, 2006 was $7,932,071 consisting of:

•	$6,602,098 of stock based compensation;
•	$3,024 in professional fees
•	$77,449 of payroll and payroll related expenses
•	$63,464 of travel and travel related expenses
•	$875,602 of allocated general and administrative expenses prior to the merger (discussed above)
•	$310,434 of other general and administrative expenses

Other income and expense was $4,601 of net other expense for the three months ended September 30, 2006. This consists primarily of interest expense.

Liquidity and Capital Resources

As of September 30, 2007 and December 31, 2006, we had cash and cash equivalents of $6,470,292 and $10,927,775, respectively. The following table provides detailed information about our net cash flow for all financial statements periods presented in this Report.

Cash Flow

	Nine Months Ended September 30,
	2007	2006

Net cash (used in) operating activities	$(4,457,072)	$(3,850,886)
Net cash provided by (used in) investing activities	$3,274	$(17,625)
Net cash provided by (used in) financing activities	$(3,685)	$3,924,397
Net cash inflow (outflow)	$(4,457,483)	$55,886

Operating Activities:

Net cash used for operating activities was $4,457,072 for the nine months ended September 30, 2007, which is an increase of $606,186 from the $3,850,886 net cash used for operating activities for the same period in 2006. This increase was mainly due to the increase in our operating expenses which resulted in an increase in our net loss for the period.

Investing Activities:

Net cash provided by investing activities in the nine months ended September 30, 2007 was $3,274, which is an increase of $20,899 from net cash used for investing activities of $17,625 in the same period of 2006, due to a decrease in the purchase of equipment and the acquisition of patents in 2006.

Financing Activities:

Net cash used by financing activities in the nine months ended September 30, 2007 totaled $3,685 as compared to $3,924,397 provided by financing activities in the same period of 2006. This decrease of the cash provided by financing activities was mainly attributable to decrease in proceeds from the issuance of common stock of approximately $2.2 million and the decrease in the loans from related party (Thorium Power Ltd. to Thorium Power Inc. prior to the merger October 6, 2006) of approximately $1.8 million.

While management expects these proceeds will meet our foreseeable needs for the next 6-8 months, we will need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. If we need to obtain additional financing, that financing may not be available or we may not be able to obtain that financing on terms acceptable to us. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of our outstanding common stock.

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

Our management expects to make judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increase, these judgments become even more subjective and complex. Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from these estimates. Changes in estimates and assumptions based upon actual results may have a material impact on our results of operation and/or financial condition. We have identified certain accounting policies that we believe are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in the Annual Report on Form 10-KSB filed with the Commission on March 20, 2007, as amended on September 11, 2007.

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

Accounting for Stock Based Compensation, Stock Options and Warrants Granted to Employees and Non-employees

We adopted the provisions of SFAS 123R, which requires the use of the fair value method of accounting for share-based compensation. Under the fair value based method, compensation cost related to employee stock options or similar equity instruments is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. SFAS 123R also requires measurement of cost of a liability-classified award based on its current fair value.  The fair value of the liability-classified award will be subsequently re-measured at each reporting date through the settlement date.  Change in fair value during the requisite service period will be recognized as compensation cost over that period.  We determine fair value using the Black-Scholes model. Under this model, certain assumptions, including the risk-free interest rate, the expected life of the options and the estimated fair value of our ordinary shares and the expected volatility, are required to determine the fair value of the options. If different assumptions had been used, the fair value of the options would have been different from the amount we computed and recorded, which would have resulted in either an increase or decrease in the compensation expense.

The options were valued using the Black-Scholes option pricing model. The assumptions used were as follows: volatility of 96% to 275%, a risk-free interest rate of 4.06% to 4.52%, dividend yield of 0% and an exercise term of one to five years.

ITEM 3A(T).	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules, regulations and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Seth Grae, our President and Chief Executive Officer, and Larry Goldman, our Acting Chief Financial Officer, has evaluated the design and operating effectiveness of our disclosure controls and procedures as of September 30, 2007. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of September 30, 2007, and were effective during the entire quarter ended September 30, 2007.

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

Changes in Internal Control Over Financial Reporting. There has been no change to our internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There were no unregistered sales of equity securities in the three months ended September 30, 2007.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities in the three months ended September 30, 2007.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the three months ended September 30, 2007.

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

Date: October 25, 2007

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

*Filed Herewith