Form 10-K
period 2007-12-31
Thorium Power, Ltd
filed 2008-03-27
CIK 1084554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2007

OR

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

(703) 918.4904

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par Value $.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ NO ☒

As of June 30, 2007, the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on the Over-the-Counter Bulletin Board) was approximately $30.6 million. Shares of the Registrant’s common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 19, 2008, there were 299,334,532 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III (Items 10, 11, 12, 13 and 14) incorporates by reference portions of the Registrant’s Proxy Statement for its Annual Meeting of Stockholders, which will be filed not later than 120 days after December 31, 2007.

THORIUM POWER, LTD.

i

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report under “Item 1 — Business,” “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Item 10 — Directors, Executive Officers and Corporate Governance” and “Item 11 — Executive Compensation” including, without limitation, those concerning our liquidity and capital resources, contain forward-looking statements concerning our operations; financial condition; management forecasts; liquidity; anticipated growth; the economy; future economic performance; future acquisitions and dispositions; potential and contingent liabilities; management’s plans; taxes; and the development and utilization of our intellectual property. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates” or similar expressions.

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

PART I

Item 1. Business.

Corporate History and Structure

We were incorporated under the laws of the State of Nevada on February 2, 1999. During the period from inception until October 6, 2006 we were engaged in businesses other than our current business. On October 6, 2006, we acquired our wholly-owned subsidiary Thorium Power, Inc. in a merger transaction and changed our name to Thorium Power, Ltd. Thorium Power, Inc. was incorporated on January 8, 1992. The merger was accounted for as a reverse merger and Thorium Power, Inc. is treated as the accounting acquirer.

General Overview

We participate in the nuclear power industry in the U.S. and internationally. We are a provider of nuclear energy consulting services and a developer of proprietary nuclear fuel designs. Our consulting services aim at providing strategic advice to international commercial and government owned entities in countries with new and growing nuclear energy programs. To date we have provided consulting services primarily to a foreign government-owned entity relating to the development of a roadmap as the first phase of a feasibility study for a prospective program to deploy civilian nuclear power plants within the foreign country. Our nuclear fuel development business involves the development of proprietary nuclear fuel designs which we intend ultimately to introduce for sale into three markets: (1) nuclear fuel designs for use in commercial nuclear power plants, (2) nuclear fuel designs for reactor-grade plutonium disposition, and (3) nuclear fuel designs for weapons-grade plutonium disposition.

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

Nuclear power generators, which convert nuclear energy into electricity, are the largest consumers of products and services within the nuclear power industry. The product and service providers to these customers include both large vertically-integrated nuclear companies that provide a complete array of reactor services and niche providers. These services include reactor design, construction, servicing, and decommissioning; front-end nuclear fuel services (nuclear fuel materials procurement and processing; nuclear fuel design (a market of interest to us) and fuel fabrication); back-end nuclear fuel services (spent fuel management and reprocessing), transportation, and various other services.

Today the vast majority of commercial nuclear power plants around the world use uranium oxide fuel. This uranium oxide fuel is comprised of uranium enriched up to 5% by uranium-235, with the remaining 95% or more being uranium-238. During irradiation inside a reactor core, some of the uranium-238 isotopes capture a neutron and become plutonium-239, a long-lived fissionable element that can be used to make nuclear weapons. Each year, an average 1,000-megawatt PWR produces over 200 kilograms of reactor-grade plutonium in its spent fuel. The plutonium-bearing spent fuel may be buried in a repository such as the facility being constructed by the U.S. Department of Energy facility at Yucca Mountain, Nevada, recycled so the plutonium is “burned” as nuclear fuel, or used to make nuclear weapons.

All of the above-mentioned options for the disposition of plutonium-bearing spent fuel raise environmental, safety, and/or non-proliferation issues. One recycling technology, used by a small number of nuclear power plants, is mixed oxide (MOX) fuel, a mixture of uranium oxide and recovered plutonium oxide. MOX fuel has never been used in Russian VVER reactors and, due to its higher cost, MOX fuel has never caught on among most nuclear power generators, which prefer the “once through” fuel cycle, with spent fuel being stored at a high-level waste repository. MOX fuel, in general, occupies only a portion of the reactor core, with the remaining portion containing conventional uranium fuel assemblies which generate weapons-usable plutonium in spent fuel.

Our Nuclear Energy Consulting Services

The Nature of Our Consulting Services

We are primarily engaged in the business of assisting commercial and governmental entities with developing and expanding their nuclear industry capabilities and infrastructure. We provide integrated strategic advice across a range of expertise areas including e.g., nuclear reactor procurement & deployment, reactor & fuel technology, international relations and regulatory affairs.

Due to the relatively limited growth in the nuclear energy industry during the 1980’s and 1990’s, and corresponding limited recruitment into the industry, the cadre of engineers, managers and other nuclear energy industry experts is aging. In the nuclear renaissance, we believe that the industry will be challenged in acquiring and retaining sufficient qualified expertise. Moreover, in countries studying new nuclear energy programs, the number of qualified nuclear energy personnel is very limited, and we believe that those countries will need to rely on significant support from non-domestic service providers and experts to ensure success in those programs.

Our emergence in the field of nuclear energy consulting is in direct response to the need for independent assessments and highly qualified technical consulting services from countries looking to establish nuclear energy programs, whereby providing a blueprint for safe, clean, efficient and cost-effective non-proliferative nuclear power. We offer full-scope strategic planning and advisory services for new and growing existing markets. Further, we only engage with commercial entities and governments that are dedicated to non-proliferative and transparent nuclear programs.

Our consulting services are expert and relationship based, with particular emphasis on top-of-mind issues of key decision makers in senior positions within governments or companies as well as focus on overall management of nuclear energy programs.

Through the period covered by this report, we have conducted only limited consulting operations. We were retained by a foreign government-owned entity on November 30, 2007 to provide consulting services designed to produce a roadmap that would constitute the first phase of a feasibility study for a prospective program to deploy civilian nuclear power plants within the foreign country, whereby acting as strategic advisor for the entity responsible for managing nuclear energy related activities in the country. We currently derive our revenues from fixed professional fee billings where we are paid a fixed amount for our services to this government-owned client. Expenses, which to date have been capped at 20% of professional fees, are billed separately. In future consulting engagements, including services for other clients, we expect that revenues may be derived from fixed professional fee agreements or from fees generated through hourly rates billed on a time and expense basis.

Our most significant expense related to our consulting business is the cost of services before reimbursable expenses, which generally relates to costs associated with generating revenues, and includes employee payroll expenses and benefits, contractor compensation, vendor compensation, marketing expenses and direct costs of training and recruiting the consulting staff. Consultant compensation consists of salaries, incentive compensation and benefits. As revenues are generated from services performed by our permanent staff and contractors, our success depends on attracting, retaining and motivating talented, creative and experienced professionals at all levels. We seek to retain personnel by offering competitive packages of base and, as applicable, incentive compensation, equity ownership and other benefits. We also maintain the practice of retaining certain consultants on a per-engagement basis, which provides flexibility in adjusting professional personnel levels in response to changes in demand for our professional services.

Competition in Nuclear Industry Consulting

In general, the market for nuclear industry consulting services is competitive, fragmented and subject to rapid change. The market includes a large number of participants with a variety of skills and industry expertise, including local, regional, national and international firms that specialize in political assessment, nuclear technology or program implementation. Some of these companies are global in scope and have greater personnel, financial, technical, and marketing resources than we do. The larger companies offering similar services as we do typically are also active in the delivery of nuclear power plant hardware and/or provision of engineering design services. However, we believe that our independence, experience, expertise, reputation and segment focus, enable us to compete effectively in this marketplace.

Our Nuclear Fuel Technology Business

The Nature of Our Proprietary Technology Development Activities

For over a decade we have been engaged in the development of proprietary nuclear fuel designs which we intend ultimately to introduce for sale into three markets: (1) nuclear fuel designs for use in commercial nuclear power plants, (2) nuclear fuel designs for reactor-grade plutonium disposition, and (3) nuclear fuel designs for weapons-grade plutonium disposition. Our development efforts to date have primarily focused on applications for use in existing or future VVER-1000 light water reactors. We have also been conducting research and development relating to a variant of these nuclear fuel designs for use in existing and future Western pressurized water reactors (PWR).

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

While we do not currently have any direct revenues from our research and development activities regarding our proprietary nuclear fuel technology, and expect that we will not generate licensing revenues from this business for several years, until our fuel designs can be fully tested and demonstrated and we obtain the proper approvals to use our nuclear fuel designs in nuclear reactors, we are utilizing certain common corporate capabilities in both our technology and consulting businesses. We believe we can leverage our general nuclear technology, business and regulatory expertise and industry relationships, to optimize our technology development plans as well as create integrated advisory services with the highest levels of expertise and experience in the nuclear power industry. Additionally, our knowledge of and credibility in addressing proliferation related issues that we have developed over many years, benefit our new consulting business. Moreover, while our advisory services are technology-agnostic, we believe that through increasing familiarity with our company in the industry and within new markets, we will be able to improve the awareness of our proliferation-resistant fuel designs as a viable alternative to traditional uranium based fuels.

Nuclear Fuel Development and Qualification Process

We have been developing, testing and qualifying our nuclear fuel designs in accordance with established industry processes and standard practices associated with new nuclear fuel development programs. Typically, new fuel designs go through three major development phases: (1) Conceptual design, (2) Preliminary design, and (3) Final design.

From inception until late 1990s, we were primarily working on the conceptual design of our seed-and-blanket, or SBU, fuel technology for application in VVER-1000 reactors, or VVER SBU fuel. From late 1990s, we have been largely engaged in activities relating to the preliminary design of VVER SBU fuel.

As announced earlier, over the next several years we intend to focus our development efforts primarily on the final design of VVER SBU fuel. Our recently updated development plan includes additional samples of our fuel that will undergo irradiation testing with the aim of further increasing the redundancy of the testing activities. We expect to have the final design of the VVER SBU fuel completed within three to four years, subject to successful conclusion of agreements with our development partners in 2008 and 2009 for the full scope of work relating to final design activities. In parallel, we, together with our development partners, expect to continue working with regulatory authorities to obtain regulatory clearance for insertion of several lead test assemblies, or LTAs, into an operating VVER-1000 reactor for final demonstration of our VVER SBU fuel technology.

The LTA testing in an operating VVER-1000 reactor is expected to extend over for approximately 3 years (three fuel cycles for a VVER-1000 reactor operating with standard uranium oxide fuel; these 3 years will be three fuel cycles for the seed and one-third of a expected life of the blanket in a VVER-1000 reactor). After three cycles of operation, one or more irradiated seed and blanket fuel assemblies will undergo post-irradiation examination to collect the data on the results of LTA testing up to that point. Typically, post-irradiation examination studies take a year to complete (which includes time necessary for the cooling of irradiated fuel assemblies in a spent fuel pool before the post-irradiation examination can commence). Once the post-irradiation examination data from LTAs confirm VVER SBU fuel performance within acceptable safety limits, we expect to be able to transition to partial cores, followed by a full core and then multiple VVER-1000 reactor cores, subject to regulatory approval.

In addition to the VVER SBU fuel, we have also performed initial research and testing of a similar seed-and-blanket fuel technology for application in Western pressurized water reactors, or PWR SBU fuel. In our work on the PWR SBU fuel design, we largely benefit from the results of similar work already completed on the VVER SBU fuel and the vast experience we have gained from the design of our proprietary seed-and-blanket fuel technology over the years. As a result of these past and anticipated future synergies, we believe we will be able to accelerate the PWR SBU fuel development timeline compared to the overall VVER SBU fuel development cycle.

To-date, we have spent approximately $5 million on research and development. Currently, we estimate that we will require about $12 – 15 million in R&D investment over the next three to five years to complete the final design of our VVER SBU fuel.

Competition in the Nuclear Fuel Design and Fabrication Area

There are four groups of companies that collectively fabricate a large majority of the fuel used in the world’s commercial nuclear power plants: Areva, Westinghouse Electric Company, General Electric, and AtomStroyExport/TVEL. We currently do not plan to fabricate fuel for reactors. To the extent that the four companies mentioned above currently own and may in the future develop new nuclear fuel designs that can be used in the same types of reactors as those targeted by us, they can also be viewed as competitors. To date, we have not entered into formal agreements with any fuel fabricators regarding the potential licensing of our fuel technology to them.

We face different competition for each of our three markets for our proprietary nuclear fuel designs:

Thorium/Uranium Fuel

We believe that our thorium/uranium nuclear fuel will offer significant advantages over conventional uranium fuel, including: (1) enhanced proliferation resistance of spent fuel, (2) improved reactor safety, (3) significantly reduced volume, weight and long-term radio-toxicity of spent fuel, and (4) cost savings in the back-end operations (spent fuel management) of the nuclear fuel cycle. We expect the front-end costs (cost of fresh thorium/uranium fuel) to be cost competitive with conventional uranium fuel. At the same time, the back-end (waste handling) costs are expected to be less than that for conventional uranium fuel due to significantly reduced volume and weight of spent thorium/uranium fuel.

The primary barrier to industry adoption of our fuel designs is that the entire industry infrastructure is based on uranium fuel with enrichments of 3 – 5%. Our designs require plutonium or more highly enriched uranium (up to 20%). Although the designs can be accommodated by most existing reactors, there are no existing fuel fabrication facilities licensed and capable of fabricating commercial lots of fuel containing the more highly enriched uranium. There are also transportation and logistics issues with the fuel that must be addressed.

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

Thorium/Reactor-Grade Plutonium Disposing Fuel

This fuel technology is designed to provide an effective means to dispose of separated reactor-grade plutonium. As of 2004, there were 274 metric tons of separated reactor-grade plutonium (equivalent of 15,000 – 20,000 nuclear weapons) stored at various locations around the world. According to No Future Plutonium? by Spiez Laboratory, The Swiss NBC Defense Establishment, dated November 2002, another 1,400 metric tons of this potentially weapons useable material are embedded in spent fuel and stored at hundreds of commercial reactor sites around the globe.

We believe that our thorium/reactor-grade plutonium disposing fuel technology may offer a more economically viable way to dispose of separated reactor-grade plutonium than alternative fuel technologies, such as the mixed oxide (MOX) fuel, or long-term storage alternatives. Currently, some nuclear reactor operators, primarily in the European Union and Japan, have their spent fuel reprocessed and re-used in nuclear reactors as MOX fuel. We expect that our thorium/reactor grade plutonium disposing fuel will be less expensive compared to MOX or conventional uranium fuel, assuming that the separated reactor-grade plutonium is available to us at no cost.

The cost of reprocessing spent fuel from reactors and converting it into reactor fuel is typically more expensive than producing new fuel from uranium. Spent reactor fuel has been reprocessed as a method of reducing the amount of nuclear waste in certain locations, particularly in Europe, Russia, and Japan. This reprocessing has resulted in stockpiles of plutonium that has been extracted from the spent reactor fuel. The governments of these countries generally regard this stockpiled plutonium as a liability because they pay to safeguard and secure the plutonium. In these locations, the government may be willing to provide the plutonium free of charge if it can be used to generate electricity in a way that eliminates the plutonium stockpiles. If plutonium can be provided without additional cost, which we believe may be likely, and there is no current charge for the reprocessing that occurred in the past, then our fuel could be substantially less expensive than MOX fuel. If there is a cost for plutonium, then our fuel could still cost much less to produce than MOX, so long as the price charged for plutonium used in our fuel were not substantially higher than the cost of plutonium used in MOX fuel.

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

We believe that benefits offered by thorium/reactor-grade plutonium fuel designs include enhanced proliferation resistance, improved reactor safety, and significantly reduced volume, weight and long-term radio-toxicity of spent fuel.

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

We believe that our thorium/weapons-grade plutonium disposing fuel could offer a faster, cheaper, and more effective means than other available technologies to dispose of excess quantities of weapons-grade plutonium by “burning” it using the RTPI fuel design in existing VVER nuclear power plants in Russia (a similar design may be usable in the U.S. and other Western countries). We plan to continue educating government officials and key decision-makers on the benefits of this technology for the plutonium disposition.

Licensing Revenue from Our Fuel Technology

We plan to license our nuclear fuel designs to one or more of the above nuclear fuel fabricators that have long-term supply contracts with nuclear utilities. Typically, firm commitments for fuel reloads are made by utilities 2 – 3 years before actual deliveries of fresh fuel to the nuclear power plant are made by the supplier. As a result, we will have to secure a commitment from a nuclear utility for a first fuel reload using our proprietary fuel at least 2 – 3 years prior to transitioning to partial cores. Depending on the terms of the licensing arrangement with the fuel fabricator, we may be able to generate early licensing revenue that may include technology transfer fees and other upfront fees paid by the licensee to the Company before a first partial core is fabricated and supplied to the nuclear power plant, in addition to ongoing annual licensing fees paid by the licensee on a per fuel assembly or per reactor basis.

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

Nuclear fuel generally works as a tolling operation. Rather than ordering assembled nuclear fuel, reactor operators separately source (1) uranium, (2) services to convert the uranium into uranium hexafluoride gas that is capable of being enriched, (3) uranium enrichment services, and then (4) pay a nuclear fuel fabricating company to fabricate the enriched uranium into nuclear fuel. We expect that when its fuel is ordered in the future by a reactor operator from a nuclear fuel fabrication company, following the standard nuclear power industry model, the reactor operator will need to provide the thorium materials that the nuclear fuel fabricating company will use to fabricate the nuclear fuel. It will then be necessary for the nuclear reactor operator to obtain thorium material on a timely basis and on acceptable terms. We believe that reactor operators will readily be able to obtain thorium on a timely basis and on acceptable terms, given that thorium is at least three times as abundant as uranium in the earth, and that the extraction method for thorium is well established and is used for extracting thorium for various small-scale industrial applications.

Dependence on Government Support and Cooperation

We believe that deployment and commercialization of the thorium/uranium and reactor-grade plutonium disposing fuel designs can be largely completed without direct government support. These fuel designs are more dependent on interest in these fuels within the commercial nuclear power industry.

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

Intellectual Property

Our nuclear fuel technologies are protected by several U.S. and international patents. Our current patent portfolio is comprised of the following patents:

U.S. patents:

•	Patent No. 6,026,136, a seed-blanket unit fuel assembly for a nuclear reactor
•	Patent No. 5,949,837, a nuclear reactor having a core including a plurality of seed-blanket units
•	Patent No. 5,864,593, a method for operating a nuclear reactor core comprised of at least first and second groups of seed-blanket units
•	Patent No. 5,737,375, a nuclear reactor having a core including a plurality of seed-blanket units

The U.S. patents expire August 16, 2014.

International patents:

•	Russia — Patent No. 2,176,826
•	Russia — Patent No. 2,222,837
•	South Korea — Patent No. 301,339
•	South Korea — Patent No. 336,214
•	China — Patent No. ZL 96196267.4

The international patents expire August 16, 2014.

On December 26, 2007, the Company filed an international patent application under the Patent Cooperation Treaty (the “PCT”). The PCT application covers key inventions relating to the Company’s seed-and-blanket fuel technology that have been developed since the patents listed above were issued. The PCT patent application provides patent protection to the Company for 30 months from the date of filing in all countries that are parties to the PCT (most countries, except for a few in the Middle East and Latin America) and allows the Company to seek patent protection in individual countries during that time period. Once granted, the new patents would provide patent protection of the Company’s fuel technology in each respective country until 2027.

Presently, we are executing a strategy aimed at further expanding our intellectual property portfolio.

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

Employees

As of December 31, 2007, we had 8 employees, all of whom were full-time employees. We believe that our relationship with our employees is satisfactory.

We use consultants with specific skills to assist with various business functions including evaluation, finance, due diligence, acquisition initiatives, corporate governance, business development, research and development and government relations.

Item 1A. Risk Factors.

Business Risks

Our limited operating history makes it difficult to judge our prospects.

We are a development stage company. We have only recently commenced the provision of nuclear consulting services and currently have only one significant client in this area of our business. Similarly, our fuel design patents and technology have not been commercially used and we have not received any royalty or sales revenue. We are subject to the risks, expenses and problems frequently encountered by companies in the early stages of development.

Our inability to retain highly skilled consulting professionals could have a material adverse effect on our success.

We rely heavily on our contractor staff and management team. Our success depends, in large part, on our ability to hire, retain, develop and motivate highly skilled professionals. Competition for these skilled professionals is intense and our inability to hire, retain and motivate adequate numbers of consultants and managers could have a serious effect on our ability to meet client needs. A loss of a significant number of our employees could have a serious negative effect on us.

Our future profitability will suffer if we are not able to maintain current pricing and utilization rates.

Our revenue, and thereby our profitability, will be largely based on the bill rates charged to clients and the number of hours our professionals will work on client engagements, which we define as the “utilization” of our professionals. Accordingly, if we are not able to maintain the pricing for our services or an appropriate utilization rate for our professionals, revenues, project profit margins and our future profitability will suffer. Bill rates and utilization rates are affected by a number of factors, including:

•	our ability to predict future demand for services and maintain the appropriate headcount without significant underutilized personnel,
•	our ability to transition employees from completed projects to new engagements,
•	our clients’ perceptions of our ability to add value through our services,
•	our competitors’ pricing of services,
•	the market demand for our services,
•	our ability to manage our human capital resources, and
•	our ability to manage significantly larger and more diverse workforces as we increase the number of our professionals and execute our growth strategies.

We expect that our future client engagements will generally be short term in nature, less than one year, and may be terminated. Our inability to attract business from new or then existing clients could have a material adverse effect on us.

We might not meet our current or future commitments if we do not continually secure new engagements.

We expect that many of our future client engagement agreements will be terminable by our clients with little or no notice and without penalty. Some of our work will involve multiple engagements or stages. In those engagements, there is a risk that a client may choose not to retain us for additional stages of an engagement or that a client will cancel or delay additional planned engagements. We expect that our engagements will usually be relatively short term in comparison to our office-related expenses and other infrastructure commitments.

Additionally, the above mentioned factors limit our ability to predict future revenues and required professional staffing, which can impact our financial results.

Unsuccessful future client engagements could result in damage to our professional reputation or legal liability which could have a material adverse effect on us.

Our professional reputation and that of our personnel is critical to our ability to successfully compete for new client engagements and attract or retain professionals. Any factors that damage our professional reputation could have a material adverse effect on our business.

In addition, any client engagements that we obtain will be subject to the risk of legal liability. Any public assertion or litigation alleging that our services were negligent or that we breached any of our obligations to a client could expose us to significant legal liabilities, could distract our management and could damage our reputation. We carry professional liability insurance, but our insurance may not cover every type of claim or liability that could potentially arise from our engagements. In addition, the limits of our insurance coverage may not be enough to cover a particular claim or a group of claims, and the costs of defense.

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

Our plans to develop our thorium based fuel designs depend on us acquiring rights to the designs, processes and methodologies that are used or may be used or useful in our business in the future. If we are unable to obtain such rights on reasonable terms in the future, our ability to exploit our intellectual property may be limited.

Dr. Alvin Radkowsky invented the thorium fuel technology that we are developing. Upon founding Thorium Power in 1992, Dr. Radkowsky assigned all of his rights in the intellectual property relating to such fuel designs to Thorium Power, Inc. Thorium Power, Inc. then filed patent applications in the United States and other countries and the patents were issued and are held solely by our Company. We are currently conducting fuel assembly design work in Russia through Russian Research Centre Kurchatov Institute, an independent contractor that is closely affiliated with the government of the Russian Federation and other nuclear institutes. We do not currently have all of the necessary licensing or other rights to acquire or utilize certain designs, methodologies or processes required for fuel assemblies. If we desire to utilize such processes or methodologies in the future, we must obtain a license or other right to use such technologies from the Kurchatov Institute and other Russian entities that performed work on our project. If we are unable to obtain such a license or other right on terms that the Kurchatov Institute or other Russian entities deem to be reasonable, then we may not be able to fully exploit our intellectual property and may be hindered in the sale of products and services.

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

Substantially all of our present research activities are in Russia. Our research operations are subject to various political risks and uncertainties inherent in the country of Russia. If U.S.-Russia relations deteriorate, the Russian government may decide to scale back or even cease completely its cooperation with the United States on various international projects, including in the plutonium disposition program and nuclear power technology development programs. If this happened, our research and development program in Russia could be scaled back or shut down, which could have a significant adverse impact on our ability to execute our business model. Furthermore, the Russian institutes engaged in the Thorium Power project are highly regulated and, in many instances, are controlled by the Russian government. The Russian government could decide that the nuclear scientists engaged in our project in Russia or testing facilities employed in this project should be redirected to other high priority national projects in the nuclear sector which could lead to delays or have other significant adverse impact on our project. Finally, in 2007, the Russian Agency for Atomic Energy (Rosatom), the main Russian government agency overseeing and regulating Russia’s nuclear complex, initiated a major restructuring of Russia’s nuclear power industry. As a result of this restructuring, some of the nuclear research institutes are being merged into a new vertically integrated holding company AtomEnergoProm

(AEP). Originally, the restructuring effort was expected to be completed by the end of 2007 but the schedule has slipped and it is now likely to continue throughout a large part of 2008. As part of restructuring, some nuclear research institutes have seen, or expect to see, new management come in. The ongoing restructuring process within Russia’s nuclear power industry may add to timelines required to negotiate and enter into acceptable agreements for the full scope of work that needs to be completed over the next several years in preparation for demonstration of our fuel technology in a full-size commercial reactor and adds to the risk of uncertainty associated with the projected timelines for the start of such demonstration activities.

We serve the nuclear power industry, which is highly regulated.

The nuclear power industry is a highly regulated industry. We intend to license our fuel designs to the nuclear fuel fabricators, which would, in turn, sell the thorium-based nuclear fuel that would be fabricated using our intellectual property to nuclear generating companies. All nuclear companies are subject to the jurisdiction of the United States Nuclear Regulatory Commission, or its foreign equivalents, with respect to the operation of nuclear reactors, fuel cycle facilities and handling of nuclear materials and technologies. The U.S. Nuclear Regulatory Commission, and its foreign equivalents, subject nuclear facilities to continuing review and regulation covering, among other things, operations, maintenance, emergency planning, security and environmental and radiological aspects of those facilities. These nuclear regulatory bodies may modify, suspend or revoke operating licenses and impose civil penalties for failure to comply with applicable laws and regulations such as the Atomic Energy Act, the regulations under such Act or the terms of such licenses. Possession and use of nuclear materials, including thorium-based nuclear fuel, would require the approval of the United States Nuclear Regulatory Commission or its counterparts around the world and would be subject to monitoring by international agencies.

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

We may not be able to receive or retain authorizations that may be required for us to sell our services or license our technology internationally.

The sales and marketing of our services and technology internationally may also be subject to U.S. export controls administered by the U.S. Department of Energy and/or the U.S. Department of Commerce. U.S. governmental authorizations may be required before we can export our services or technology. These controls are subject to change and a number of U.S. governmental licensing policies. If authorizations are required and not granted, our international business plans could be materially affected. Furthermore, the export authorization process is often time-consuming. Violation of export control regulations could subject us to fines and other penalties, such as losing the ability to export for a period of years, which would limit our revenue growth opportunities and significantly hinder our attempts to expand our business internationally.

Financial Risks

We continue to experience significant operating losses.

We have never realized significant revenues or realized an operating profit from the development of our proprietary nuclear fuel designs. Our acquisition of Thorium Power, Inc. through the merger was accounted for as a reverse merger and Thorium Power, Inc. was treated as the accounting acquirer. Since Thorium Power, Inc.’s formation, its operating costs have exceeded its revenue in each year. Thorium Power, Inc. incurred a net loss of approximately $11.5 million for the year ended December 31, 2007. Since Thorium Power, Inc.’s inception in 1992 to December 31, 2006 our operating costs have exceeded our revenues by approximately $38.6 million, and we will continue to experience significant operating losses in the future until we can demonstrate, deploy and commercialize our proprietary nuclear fuel designs or pursue other growth opportunities in the nuclear power industry. We may not be able to obtain or maintain any level of revenues. If we are unsuccessful in these efforts, we may never achieve profitability.

Our liquidity and capital resources are uncertain.

For the year ended December 31, 2007, we had a net loss of approximately $11.5 million. At December 31, 2007, we had a working capital surplus of approximately $3.4 million. Although our consulting revenues have improved our cash position (balance of $6.7 million as of March 27, 2008 plus an additional expected cash infusion of $4.3 million from a new consulting agreement effective as of March 17, 2008) we anticipate the need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity to fully finance our overhead and research and development expenditures in support of our business plan longer term. It is important to note that financing may not be available or we may not be able to obtain that financing on terms acceptable to us. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of our outstanding common stock.

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

Item 2. Properties.

We are obligated to pay approximately $15,000 per month for office rent and approximately another $4,000 per month for other fees for the rented office space located at 8300 Greensboro Drive, Suite 800, McLean, Virginia 22102. The space is used by our executives and employees for administrative purposes. The term of the lease for our offices expires at the end of 2008 and is renewable for additional one-year terms.

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

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters that were submitted during the fourth quarter of 2007 to a vote of security holders.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Fiscal Year	Quarter Ending	High	Low
2007	December 31	$0.42	$0.16
	September 30	$0.29	$0.18
	June 30	$0.31	$0.24
	March 31	$0.42	$0.19
2006	December 31	$0.30	$0.30
	September 30	$0.49	$0.44
	June 30	$0.74	$0.43
	March 31	$0.88	$0.19
2005	December 31	$0.28	$0.14
	September 30	$0.29	$0.13
	June 30	$0.22	$0.18
	March 31	$0.22	$0.09

Holders

As of March 19, our common stock was held by 268 stockholders of record.

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

Section 15(g) of the Securities Exchange Act of 1934 — The Penny Stock Rules

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

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to an understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers’ duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers’ rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Transfer Agent

Our transfer agent and registrar for our common stock is Computershare Investor Services, 350 Indiana Street, Suite 800, Golden, Colorado, 80401. Its telephone number is 303.262.0600 and facsimile is 303.262.0632.

Recent Sales of Unregistered Securities

Except for sales previously disclosed in quarterly reports on form 10-QSB or in a current report on Form 8-K filed by us with the Securities and Exchange Commission, we have not sold any securities without registration under the Securities Act of 1933. See Item 7 of Part II “Financial Statements — Note 7  — Stockholders’ Equity” for unregistered stock issuances by us for the year ended December 31, 2007.

Item 7. Management's Discussion and Analysis and Results of Operations.

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

General Overview

We are primarily a provider of nuclear energy consulting services and a developer of proprietary nuclear fuel designs. Through the period covered by this report, we have conducted only limited consulting operations. We were retained by a foreign government-owned entity on November 30, 2007 to provide consulting services designed to produce a roadmap that would constitute the first phase of a feasibility study for a prospective program to deploy civilian nuclear power plants within the foreign country, whereby acting as strategic advisor for the entity responsible for managing nuclear energy related activities in the country. We currently derive our revenues from fixed professional fee billings where we are paid a fixed amount for our services to this client. Expenses that are reimbursable, which to date have been capped at 20% of professional fees, are billed separately. In future engagements, including services for other clients, we expect that revenues may be derived from fixed professional fee agreements or from fees generated through hourly rates billed on a time and expense basis.

Our most significant expense related to our consulting business is the cost of services before reimbursable expenses, which generally relates to costs associated with generating revenues, and includes employee payroll expenses and benefits, contractor compensation, vendor compensation, marketing expenses and direct costs of training and recruiting the consulting staff. Consultant compensation consists of salaries, incentive compensation and benefits. As revenues are generated from services performed by our permanent staff and contractors, our success depends on attracting, retaining and motivating talented, creative and experienced professionals at all levels.

For almost the past decade we have been engaged in the development of proprietary nuclear fuel designs which we intend ultimately to introduce for sale into three markets: (1) nuclear fuel designs for use in commercial nuclear power plants, (2) nuclear fuel designs for reactor-grade plutonium disposition, and (3) nuclear fuel designs for weapons-grade plutonium disposition. These fuel designs are primarily for use in existing or future VVER-1000 light water reactors. We have also been conducting research and development relating to a variant of these nuclear fuel designs for use in existing pressurized water reactors (PWR).

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

While we do not currently have any direct revenues from our research and development activities regarding our proprietary nuclear fuel technology, and expect that we will not generate licensing revenues from this business for several years, until our fuel designs can be fully tested and demonstrated and we obtain the proper approvals to use our nuclear fuel designs in nuclear reactors, we are utilizing certain common corporate capabilities in both our technology and consulting businesses. We believe we can leverage our general nuclear technology, business and regulatory expertise and industry relationships, to optimize our technology development plans as well as create integrated advisory services with the highest levels of expertise and experience in the nuclear power industry. Additionally, our knowledge of and credibility in addressing proliferation related issues that we have developed over many years, benefit our new consulting business. Moreover, while our advisory services are technology-agnostic, we believe that through increasing familiarity with our company in the industry and within new markets, we will be able to improve the awareness of our proliferation-resistant fuel designs as viable alternative to traditional uranium based fuels.

Material Opportunities and Challenges

Nuclear Energy Consulting Services

Our emergence in the field of nuclear energy consulting is in direct response to the need for independent assessments and highly qualified technical consulting services from countries looking to establish nuclear energy programs, while still providing a blueprint for safe, clean, efficient and cost-effective non-proliferative nuclear power. We offer full-scope planning and advisory services for new and existing markets, and offer such services without a bias towards or against any reactor vendor or fuel technology. We believe that there are significant opportunities available to provide services to governments that are dedicated to non-proliferative and transparent nuclear programs.

Our major challenge in pursuing our business is that many of the governments that could benefit the most from our services are in a regions of the world where tensions surrounding nuclear energy are high. International political pressure may hinder our efforts to provide nuclear energy services, regardless of our focus on non-proliferative nuclear power.

Proprietary Nuclear Fuel Technology Development

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

We, through our wholly owned subsidiary Thorium Power, Inc. have been developing relations with relevant entities within the United States and Russian governments for over fourteen years. Thorium Power, Inc., in cooperation with these governments, has been demonstrating its fuel designs in a research reactor in Russia for over four years. Independent analyses of the technology have been performed, including a May 2005 report by the IAEA and an April 2005 report by Westinghouse Electric Company LLC (“Westinghouse”). The IAEA and Westinghouse analyses were positive and management believes that they can help lead to the favorable reception of our nuclear fuel designs in the future.

We are also working with Russian nuclear research institutes and Russian nuclear regulatory authorities to have one or more of the fuel designs demonstrated in a Russian VVER-1000 reactor within the next three to four years, if we are able to obtain necessary support and enter into agreements with the Russian government and Russian research institutes. We believe that it will be necessary to enter into commercial arrangements with one or more major nuclear fuel fabricators, which in many cases are also nuclear fuel vendors, as a prerequisite to having our fuel designs widely deployed in global markets.

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

We have also been conducting research and development relating to a variant of these nuclear fuel designs for use in existing and future Western pressurized water reactors (PWR).

We believe that our greatest challenge will be acceptance of these fuel designs by nuclear power plant operators, which have in the past been hesitant to be the first to use a new type of nuclear fuel. In addition, our fuel designs would require regulatory approval by relevant nuclear regulatory authorities, such as the Nuclear Regulatory Commission in the United States or its equivalent agencies in other countries, before they can be used in commercial reactors. The regulatory review process, which is outside of our control, may take longer than expected and may delay a rollout of the fuel designs into the market. We believe that demonstration of one of the Company’s fuel designs in a commercial nuclear reactor would make deployment of the other designs easier due to the many similarities that exist among all of our fuel designs.

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

Plan of Operation

At December 31, 2007, our total assets were approximately $10.7 million. Liabilities as of December 31, 2007 totaled approximately $7.1 million. We had working capital surplus of approximately $3.4 million at December 31, 2007.

We expect that our present working capital will meet our foreseeable working capital needs for the next 10 – 12 months from the date of this filing. Although our consulting revenues have improved our cash position (balance of $6.7 million as of March 27, 2008 plus an additional expected cash infusion in April of $4.3 million from a new consulting agreement effective March 17, 2008) we will need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity to finance our overhead and research and development expenditures in support of our long-term business plan. Our current average monthly projected working capital requirements for the company, excluding the $5 million of research and development expenses we expect to incur in Russia over the next 12 – 15 months is approximately $ 800,000 per month (including approximately $205,000 per month for payroll and payroll-related fringe benefits). This financing will need to take place by the end of 2008 or early 2009 to ensure that we have the necessary working capital to continue our operations in 2009. It is important to note that financing may not be available or we may not be able to obtain that financing on terms acceptable to us. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of our outstanding common stock. To support this financing activity, we are exploring transaction opportunities that could simultaneously create strategic industry and market alliances for the company, to support our operations in 2009 and beyond.

Going forward, we aim to enter into additional consulting contracts to provide support and assistance to commercial and governmental entities with developing and expanding their nuclear industry capabilities and infrastructure. Expenses incurred in the provision of such services will be covered by our clients, and as such will not negatively impact our financial condition.

Over the next 12 to 15 months we expect to incur approximately $5 million in research and development expenses related to the development of our proprietary nuclear fuel designs. Of the $5 million, the cost of seed and blanket fuel fabrication equipment that would be purchased and used to fabricate trial seed and blanket fuel rods is expected to be approximately $2 million and the cost of nuclear materials used in fabrication of trial seed and blanket fuel rods is estimated at about $850,000. We expect to incur these expenses after we have entered into formal agreements with Russian nuclear entities that will grant us licensing and other rights to use such technologies or intellectual property developed by the Russian entities. Any such agreement would require formal review and approval by the Russian Federal Agency for Atomic Energy (RosAtom). We spent approximately $757,000 for research and development in 2007 and no significant additional amounts spent in 2008, as of the date of this filing.

Over the next several years, we expect that our research and development activities will be primarily focused on testing and demonstration of our thorium/uranium and thorium/reactor-grade plutonium disposing fuel designs. The main objective of this research and development phase is to prepare for full-scale demonstration of our nuclear fuel technology in an operating commercial VVER-1000 reactor in Russia. Key research and development activities will include: (1) Scaling up the fuel fabrication process to full length (10 feet) rods used in commercial VVER-1000 reactors, (2) Validating thermal hydraulic performance of full size (10 feet) seed and blanket fuel assembly, (3) Continuing capsule irradiation testing of seed and blanket fuel samples in a research reactor and performing post-irradiation examination of fuel samples that have reached the target burn-up level to confirm fuel performance, and (4) Obtaining final regulatory approvals for insertion of fuel in VVER-1000 commercial reactors. As this research and development program relates to commercial applications of our fuel technology and retaining ownership or control over as much key intellectual property as we possibly can is critical to the long-term success of our licensing business model, our plan is to fully fund these research and development activities ourselves. At the same time, we do not currently plan to fund research, testing and demonstration of our thorium/weapons-grade plutonium disposing fuel, which can only be used in the U.S.-Russia government-to-government weapons-grade plutonium disposition program and has no commercial applications. Hence, funding for any future research and development activities on this fuel design would have to be provided by the U.S. government or other stakeholders.

Results of Operations

The reverse merger or recapitalization of Thorium Power Inc. that took place October 6, 2006, reported the operating results of Thorium Power Inc. from January 1, 2006 to October 6, 2006 and the operating results of Thorium Power Inc. and Thorium Power Ltd from October 6, 2006 to December 31, 2006, refer to Item 7, “Financial Statements — Note 1 — Nature of Operations and Merger with Thorium Power Inc.” Therefore the comparison of the results of operations for 2007 and 2006 are not comparable and are being presented in the following format:

Fiscal Year 2007

We had no revenues during the fiscal years ended December 31, 2007.

Our total operating expenses for fiscal year 2007 were $11.7 million consisting of:

•	$4.7 million of stock based compensation;
•	$2.7 million in professional fees and other general and administrative expenses;

•	$2.2 million of payroll and severance expenses;
•	$.8 million in research and development expenses
•	$1.3 million in consulting expenses.

Other income and expense was $.3 million for fiscal year 2007. This consists of:

•	$.3 million of interest income

Our net loss was approximately $11.4 million in fiscal year 2007.

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

Other income and expense was $0.6 million for fiscal year 2006. This consists of:

•	$1.9 million gain on the fair value of derivative instruments; and
•	$0.1 million of interest income, which was offset by
•	$1.0 million of warrant expense;
•	$0.3 million of registration rights expense; and
•	$0.1 million of stock settlement expense.

Our net loss was approximately $11.7 million in fiscal year 2006.

Since the acquisition by Thorium Power, Ltd. of Thorium Power, Inc. was treated from an accounting perspective as a reverse acquisition, income and loss of Thorium Power, Ltd. prior to October 6, 2006 (the date of acquisition) is generally not included in the consolidated financial statements of Thorium Power, Ltd. However, prior to the acquisition, approximately $7.5 million in expenses were incurred by Thorium Power, Ltd. on behalf of Thorium Power, Inc. Consequently, this $7.5 million was allocated to Thorium Power, Inc. This allocation is the result of the application of SEC Staff Accounting Bulletin (SAB) T.1B1.

Liquidity and Capital Resources

As of December 31, 2007 and December 31, 2006, we had cash and cash equivalents of $9.9 million and $10.9 million, respectively. The following table provides detailed information about our net cash flow for all financial statements periods presented in this Report.

Cash Flow

	Years Ended December 31,
	2007	2006
Net cash used in operating activities	(997,377)	(3,304,635)
Net cash used in investing activities	(17,968)	(17,625)
Net cash provided financing activities	(4,739)	14,249,752
Net cash flow	(1,020,084)	10,927,492

Operating Activities:

Net cash used for operating activities was $997,377 for the year ended December 31, 2007 which is a decrease of $2,307,258 from the $3,304,635 net cash used for operating activities for the same period in 2006. This increase was mainly due to an increase in operating expenses, as shown above in the result of operations.

Investing Activities:

Net cash used for investing activities in the year ended December 31, 2007 was $17,968, which is an increase of $343 from net cash used for investing activities of $17,625 in the same period of 2006 due to the company’s purchase of equipment.

Financing Activities:

Net cash used by financing activities in the year ended December 31, 2007 totaled $4,739 as compared to $14,249,752 provided by financing activities in the same period of 2006. The decrease of the cash provided by financing activities was mainly attributable to the $12.7 million of cash acquired from Thorium Power Ltd. in the 2006 merger as well as the reduction in the proceeds received from the issuance of company’s common stock in 2006 of $2.2 million.

While management expects these proceeds, as well as income from our consulting operations, will meet our foreseeable needs for the next 10 – 12 months, we will need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. If we need to obtain additional financing, that financing may not be available or we may not be able to obtain that financing on terms acceptable to us. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of our outstanding common stock.

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

Critical Accounting Policies

The SEC issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” suggesting that companies provide additional disclosure and commentary on their most critical accounting policies. In Financial Reporting Release No. 60, the SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the following significant policies as critical to the understanding of our financial statements.

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

Our management expects to make judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increase, these judgments become even more subjective and complex. Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from these estimates. Changes in estimates and assumptions based upon actual results may have a material impact on our results of operation and/or financial condition. We have identified certain accounting policies that we believe are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in the Annual Report on Form 10-K.

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

The options were valued using the Black-Scholes option pricing model. The assumptions used were as follows: volatility of 99% to 275%, a risk-free interest rate of 4.06% to 4.45%, dividend yield of 0% and an exercise term of one to ten years.

Allocation of Expenses Between Thorium Power, Ltd. and Thorium Power, Inc. in 2006

We adopted Staff Accounting Bulletin SAB.T.1B1 whereby 2006 expenses incurred by Thorium Power, Ltd. on behalf of Thorium Power, Inc. prior to the merger on October 6, 2006, were allocated to Thorium Power, Inc. and included as expenses in the accompanying Consolidated Statements of Operations. This allocation required management to make some estimates on how to allocate certain general and administrative expenses. A total of $7,477,700 of expenses was allocated for the period January 1, 2006 to October 6, 2006, which included $6,602,098 of stock based compensation and $875,602 of general and administrative expenses.

Revenue Recognition from Consulting Contracts

We believe one of our critical accounting policies is revenue recognition from our consulting contracts, in which we use the completed performance model. We are currently primarily deriving our revenue from fees by offering consulting and strategic advisory services to foreign commercial and government owned entities planning to create or expand electricity generation capabilities using nuclear power plants. Our fee type and structure for each client engagement will depend on a number of variables, including the size of the client, the complexity, the level of the opportunity for us to improve the client’s electricity generation capabilities using nuclear power plants and other factors.

We entered into one consulting contract in 2007, where the consulting fee was fixed and determinable under the contract. We do not anticipate breaching the contract but in the event that we do breach the contract, such as not deliver the final report to the foreign government, the consulting fee could be refundable under the provision of the contract. Therefore, the consulting fee revenue from this contract is being recognized on the completed performance model. We expect that revenue recognition will occur in 2008, when the delivery of the final feasibility report to the government or some other evidence of completion of the project is evident.

Item 8. Financial Statements.

The full text of our audited consolidated financial statements as of December 31, 2007 and 2006 begins on page F-1 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no disagreements regarding accounting and financial disclosure matters with our independent certified public accountants.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report on Form 10-K. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer, and our acting Chief Financial Officer. Based upon that evaluation, management concluded that the our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to management (including the chief executive officer and chief financial officer) to allow timely decisions regarding required disclosure and that our disclosure controls and procedures are effective to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

Internal Controls Over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal control over financial reporting and include in this Annual Report on Form 10-K a report on management’s assessment of the effectiveness of our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of December 31, 2007.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B. Other Information.

None.

PART III

The information required by Item 9 — Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act of the Registrant; Item 10 —  Executive Compensation; Item 11 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 12 — Certain Relationships and Related Transactions, and Director Independence and Item 14 — Principal Accountant Fees and Services is incorporated into Part III of this Annual Report on Form 10-K by reference to the Proxy Statement for our Annual Meeting of Stockholders scheduled to be held on May 29, 2008.

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

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated by reference from the Company’s Registration Statement on Form 10-SB filed on December 17, 1999).
3.2	By-laws (incorporated by reference from the Company’s Current Report on Form 8-K filed on September 18, 2006).
4.1	2005 Compensation Plan for Outside Consultants of Custom Brand Networks, Inc. dated March 1, 2005 (incorporated by reference from the Company’s Registration Statement on Form S-8 filed on March 10, 2005).
4.2	2005 Augmented Compensation Plan for Outside Consultants of the Company dated August 15, 2005 (incorporated by reference from the Company’s Registration Statement on Form S-8 filed on August 19, 2005).
4.3	2006 Stock Plan (incorporated by reference to Exhibit 10.1 of the current report of the Company on Form 8-K filed February 21, 2006)
10.1	Amendment No. 1, dated March 5, 2006, to Mining Acquisition Agreement between Walter Doyle and the Company (incorporated by reference from Exhibit 10.12 of the Company’s Registration Statement on Form S-4 filed June 14, 2006).
10.2	Agreement and Plan of Merger dated as of February 14, 2006, between Novastar Resources Ltd., TP Acquisition Corp. and Thorium Power, Inc. (incorporated by reference from the Company’s Current Report on Form 8-K filed on June 13, 2006).
10.3	Amendment No. 1, dated June 9, 2006, to Agreement and Plan of Merger between Novastar Resources Ltd., TP Acquisition Corp. and Thorium Power, Inc. (incorporated by reference to Exhibit 10.1 of the current report of the Company on Form 8-K filed June 13, 2006).
10.4	Employment Agreement, dated as of February 14, 2006, between the Company and Seth Grae (incorporated by reference to Exhibit 10.2 of the current report of the Company on Form 8-K filed February 21, 2006)
10.5	Stock Option Agreement, dated as of February 14, 2006, between the Company and Seth Grae (incorporated by reference to Exhibit 10.3 of the current report of the Company on Form 8-K filed February 21, 2006)
10.6	Office Service Renewal Agreement, dated September 21, 2005, between Tysons Business Center, LLC and Thorium Power (incorporated by reference from Exhibit 10.22 of the initial filing of the Company’s Registration Statement on Form S-4 filed June 14, 2006).

Exhibit Number	Description
10.7	Teaming Agreement dated February 22, 2006 between The University of Texas System, The University of Texas of the Permian Basin, The University of Texas at Austin, The University of Texas at Arlington, The University of Texas at Dallas, The University of Texas at El Paso, The City of Andrews, Texas, Andrews County, Texas, the Midland Development Corporation, the Odessa Development Corporation, Thorium Power and General Atomics (incorporated by reference from Exhibit 10. the Company’s Registration Statement on Form S-4 filed June 14, 2006).
10.8	Amendment No. 1 to Amended and Restated Consulting Agreement, dated June 12, 2006, among the Company, Alan Gelband and Alan Gelband Company, Inc. (incorporated by reference to Exhibit 10.1 of the current report of the Company on Form 8-K filed June 13, 2006).
10.9	Employment Agreement, dated June 6, 2006, between the Company and Cornelius J. Milmoe (incorporated by reference to Exhibit 10.1 of the current report of the Company on Form 8-K filed June 13, 2006).
10.10	Stock Option Agreement, dated June 6, 2006, between the Company and Cornelius J. Milmoe (incorporated by reference to Exhibit 10.1 of the current report of the Company on Form 8-K filed June 13, 2006).
10.11	Consulting Agreement, dated June 12, 2006, between the Company and Larry Goldman (incorporated by reference to Exhibit 10.1 of the current report of the Company on Form 8-K filed June 13, 2006).
10.12	Stock Option Agreement, dated June 12, 2006, between the Company and Larry Goldman (incorporated by reference to Exhibit 10.1 of the current report of the Company on Form 8-K filed June 13, 2006).
10.13	Office Service Agreement, dated April 19, 2006, between Tysons Business Center LLC and the Company (incorporated by reference from Exhibit 10.31 the Company’s Registration Statement on Form S-4 filed June 14, 2006).
10.14	Employment Agreement, dated July 27, 2006, between the Company and Andrey Mushakov (incorporated by reference to Exhibit 10.1 of the current report of the Company on Form 8-K filed August 4, 2006).
10.15	Stock Option Agreement, dated July 27, 2006, between the Company and Andrey Mushakov (incorporated by reference to Exhibit 10.2 of the current report of the Company on Form 8-K filed August 4, 2006).
10.16	Employment Agreement, dated July 27, 2006, between the Company and Thomas Graham, Jr. (incorporated by reference to Exhibit 10.3 of the current report of the Company on Form 8-K filed August 4, 2006).
10.17	Stock Option Agreement, dated July 27, 2006, between the Company and Thomas Graham, Jr. (incorporated by reference to Exhibit 10.4 of the current report of the Company on Form 8-K filed August 4, 2006).
10.18	Amendment No. 2, dated August 8, 2006, to Agreement and Plan of Merger between Novastar Resources Ltd., TP Acquisition Corp. and Thorium Power, Inc. (incorporated by reference to Exhibit 10.1 of the current report of Novastar on Form 8-K filed August 9, 2006).
10.19	Independent Director Contract, dated August 21, 2006, between the Company and Victor Alessi (incorporated by reference to Exhibit 10.1 of the current report of the Company on Form 8-K filed August 25, 2006).
10.20	Stock Option Agreement, dated August 21, 2006, between the Company and Victor Alessi (incorporated by reference to Exhibit 10.2 of the current report of the Company on Form 8-K filed August 25, 2006).
10.21	Independent Director Contract, dated August 21, 2006, between the Company and Victor Alessi (incorporated by reference to Exhibit 10.1 of the current report of the Company on Form 8-K filed August 25, 2006).

Exhibit Number	Description
10.22	Independent Director’s Contract, dated October 23, 2006, between Thorium Power, Ltd. and Jack D. Ladd (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 23, 2006).
10.23	Independent Director’s Contract, dated October 23, 2006, between Thorium Power, Ltd. and Daniel B. Magraw (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on October 23, 2006).
10.24	Employment Agreement, dated February 1, 2007, between the Company and Erik Hallstrom (incorporated by reference to Exhibit 10.1 of the current report of the Company on Form 8-K filed February 1, 2007).
10.25	Restricted Stock Grant Agreement, dated April 12, 2007, between Erik Hallstrom and Thorium Power, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 18, 2007).
10.26	Stock Option Agreement, dated April 12, 2007, between Erik Hallstrom and Thorium Power, Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on April 18, 2007).
10.27	Independent Director’s Contract, dated October 23, 2006, between Thorium Power, Ltd. and Jack D. Ladd (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 23, 2006).
10.28	Independent Director’s Contract, dated October 23, 2006, between Thorium Power, Ltd. and Daniel B. Magraw (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on October 23, 2006).
10.29	Employment Agreement, dated February 1, 2007, between the Company and Erik Hallstrom (incorporated by reference to Exhibit 10.1 of the current report of the Company on Form 8-K filed February 1, 2007).
10.30	Restricted Stock Grant Agreement, dated April 12, 2007, between Erik Hallstrom and Thorium Power, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 18, 2007).
10.31	Stock Option Agreement, dated April 12, 2007, between Erik Hallstrom and Thorium Power, Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on April 18, 2007).
10.32	Employment Agreement, dated February 1, 2007, between James Guerra and Thorium Power, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 23, 2007)
10.33*	Agreement for Ampoule Irradiation Testing in 2006-2007, dated December 28, 2007, between Thorium Power, Inc. and Russian Research Centre Kurchatov Institute. (English Translation)
(Portions of the Agreement for Ampoule Irradiation Testing in 2006-2007 have been omitted pursuant to a request for confidential treatment.)
14.1	Code of Ethics (incorporated by reference from the Company’s Annual Report on Form 10-KSB filed on November 25, 2005).
16.1	Letter from Morgan and Company dated September 14, 2005 regarding change in independent accountant (incorporated by reference from the Company’s Current Report on Form 8-K filed on October 11, 2005).
31.1*	Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification — Principal Accounting Officer
32*	Section 1350 Certifications

*	Filed herewith

AUDITED FINANCIAL STATEMENTS

THORIUM POWER, LTD.
December 31, 2007 and 2006

Douglas W. Child, CPA
Marty D. Van Wagoner, CPA
J. Russ Bradshaw, CPA
William R. Denney, CPA
Roger B. Kennard, CPA
Russell E. Anderson, CPA
Scott L. Farnes

1284 W. Flint Meadow Dr.
#D
Kaysville, Utah 84037
Telephone 801.927.1337
Facsimile 801.927.1344

5296 S. Commerce Dr.
#300
Salt Lake City, Utah 84107
Telephone 801.281.4700
Facsimile 801.281.4701

Suite B, 4F
North Cape Commercial Bldg.
388 King’s Road
North Point, Hong Kong
www.cpaone.net	REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Thorium Power, Inc.
8300 Greensboro Drive, Suite 800
McLean, VA 22102

    We have audited the accompanying balance sheets of Thorium Power, Inc. (a development stage company) (the Company) as of December 31, 2007 and 2006, and the related statements of operations and comprehensive loss, cash flows, and changes in stockholders’ equity (deficit) for the years ended December 31, 2007 and 2006, and for the period of January 8, 1992 (inception) to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Thorium Power, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006, and for the period of January 8, 1992 (inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Child, Van Wagoner & Bradshaw, PLLC
Child, Van Wagoner & Bradshaw, PLLC

Salt Lake City, Utah
March 18, 2008

THORIUM POWER, LTD.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2006
ASSETS
Current Assets
Cash and cash equivalents	$9,907,691	$10,927,775
Prepaid expenses & other current assets	204,035	394,443
Deferred project costs	371,631	0
Total Current Assets	10,483,357	11,322,218
Property Plant and Equipment – net	30,676	21,290
Other Assets
Patent costs – net	217,875	217,875
Security deposits	2,049	2,049
Total Other Assets	219,924	219,924
Total Assets	$10,733,957	$11,563,432
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion long term debt	$4,651	$4,739
Accounts payable and accrued liabilities	2,122,649	1,121,083
Customer deposit and other current liabilities	1,206,875	347,690
Deferred revenue	3,793,125	0
Warrant liability	0	1,132,440
Total Current Liabilities	7,127,300	2,605,952
Notes Payable – long term	5,782	10,433
Total Liabilities	7,133,082	2,616,385
Common Stock with Registration Rights
Common Stock subject to continuing registration, $0.001 par value, 36,659,837 shares issued and outstanding at December 31, 2006	0	12,041,373
Stockholders' Equity (Deficiency)
Preferred stock, $0.001 par value, 50,000,000 authorized shares, no shares issued and outstanding	0	0
Common stock, $0.001 par value, 500,000,000 authorized, 299,014,182 shares issued and outstanding at December 31, 2007 and 257,291,709 shares outstanding at December 31, 2006	299,014	257,292
Additional paid in capital – stock and stock equivalents	41,791,735	23,148,560
Deficit accumulated during the development stage	(38,630,572)	(27,177,989)
Common stock reserved for issuance, 2,000,000 shares at December 31, 2007 and 4,000,000 shares at December 31, 2006	590,000	1,200,000
Accumulated other comprehensive income	30,143	18,861
Deferred stock compensation	(479,445)	(285,200)
Treasury stock – 850,000 shares outstanding at December 31, 2006	0	(255,850)
Total Stockholders' Equity (Deficiency)	3,600,875	(3,094,326)
Total Liabilities and Stockholders' Equity (Deficiency)	$10,733,957	$11,563,432

The accompanying notes are an integral part of these consolidated financial statements.

THORIUM POWER, LTD.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,		Cumulative Period from January 8, 1992 (Inception) to December 31, 2007
	2007	2006
Revenue:
License revenue	$0	$0	$624,985
Total Revenue	0	0	624,985
Operating Expenses
General and administrative	6,259,317	3,150,243	19,413,878
Research and development expenses	756,755	34,400	4,683,313
Stock-based compensation	4,745,098	9,131,746	16,106,715
Total Operating Loss	11,761,170	12,316,389	(39,578,921)
Other Income and (Expenses)
Gain on fair value of warrant derivatives	0	1,902,286	1,902,286
Interest income/expense, other	367,187	115,128	514,016
Stock settlement expense	(37,160)	(92,260)	(129,420)
Registration right expense	0	(353,706)	(353,706)
Warrant expense	(21,440)	(963,387)	(984,827)
Total Other Income and Expenses	308,587	608,061	948,349
Net Loss	(11,452,583)	(11,708,328)	$(38,630,572)
Other Comprehensive Income (Loss)
Unrealized Gain Marketable Securities	11,282	18,861
Total Comphensive Loss	$(11,441,301)	$(11,689,467)
Net Loss Per Common Share, Basic and diluted	$(0.04)	$(0.08)
Weighted Average Number of shares outstanding for the period used to compute per share data	296,666,502	153,733,780

The accompanying notes are an integral part of these consolidated financial statements.

THORIUM POWER, LTD.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,		Cumulative Amounts January 8, 1992 (Inception) to December 31, 2007
	2007	2006
Operating Activities
Net Loss	$(11,452,583)	$(11,708,328)	$(38,630,572)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Shares issued for other than cash for payment of expenses	4,978,981	9,131,746	16,428,847
Gain on fair value of warrant liability	0	(1,902,286)	(1,902,286)
Depreciation and Amortization	8,582	10,886	365,793
Gain or loss on disposition of assets	0	0	86,855
Warrant Expense	21,440	963,387	984,827
Settlement Expense	37,161	92,260	129,421
Allocated general and administrative expenses – contributed capital	0	290,769	290,769
Changes in non-cash operating working capital items:
Prepaid expenses and other current assets	321,966	(270,779)	44,907
Accounts payable, accrued liabilities and other current liabilities	177,762	(220,200)	896,338
Other assets	0	5,518	5,518
Other current liabilities	1,116,189	302,392	1,418,581
Deferred revenue	3,793,125	0	3,793,125
Net Cash Used in Operating Activities	(997,377)	(3,304,635)	(16,087,877)
Investing Activities
Purchase of equipment	(17,968)	(10,961)	(303,113)
Proceeds from the sale of equipment	0	0	13,583
Acquisition of patents	0	(6,664)	(411,669)
Other	0	0	(7,567)
Net Cash Used in Investing Activities	(17,968)	(17,625)	(708,766)
Financing Activities
Proceeds from Issue of common shares	0	2,202,678	14,498,016
Capitalization of Share Issue costs	0	(441,553)	(441,553)
Payments on notes payable and other	(4,739)	(3,781)	10,432
Proceeds of loan – related party	0	0	384,690
Repayment of loan – related party	0	0	(239,659)
Purchase of treasury stock	0	(255,850)	(255,850)
Other	0	5,850	5,850
Cash acquired in recapitalization of Thorium Power Inc.	0	12,742,408	12,742,408
Net Cash Provided by Financing Activities	$(4,739)	$14,249,752	$26,704,334
Net Increase in Cash and Cash Equivalents	$(1,020,084)	$10,927,492	$9,907,691
Cash and Cash Equivalents, Beginning of Year	10,927,775	283	0
Cash and Cash Equivalents, End of Year	$9,907,691	$10,927,775	$9,907,691
Supplemental Disclosure of Cash Flow Information
Cash paid during the year:
Interest paid	$876	$4,665	$5,541
Income taxes paid	$0	$0	$0
Non-cash transactions
Conversion of liabilities to equity	$278,441	$4,100	$282,541

The accompanying notes are an integral part of these consolidated financial statements.

THORIUM POWER, LTD.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
From January 8, 1992 (Inception) to December 31, 2007

	Common Stock		Additional Paid-in Capital	Accumulated (Deficit)	Stockholders’ Equity
	Shares	Amount
Inception – January 8, 1992
Issuance of common stock for technology and service	37,632,000	60,000	—	—	60,000
Net (loss) for the period ended	—	—	—	(60,000)	(60,000)
Balance – December 31, 1992 (unaudited)	37,632,000	60,000	—	(60,000)	—
Issuance of common stock and warrants for cash	8,106,560	12,925	535,030	—	547,955
Issuance of stock in exchange for services	1,473,920	2,350	20,000	—	22,350
Exercise of stock options and warrants	313,600	500	99,500		100,000
Net (loss) for the year ended December 31, 1993	—	—	—	(81,526)	(81,526)
Balance – December 31, 1993 (unaudited)	47,526,080	75,775	654,530	(141,526)	588,779
Authorized 10,000,000 shares – $.05 par value
Issuance of common stock and warrants for cash	821,632	1,310	260,690	—	262,000
Issuance of stock in exchange for services	313,600	500	9,500	—	10,000
Issuance of options to non-employees for services	—	—	15,400	—	15,400
Net (loss) for the year ended December 31, 1994	—	—	—	(639,861)	(639,861)
Balance – December 31, 1994 (unaudited)	48,661,312	77,585	940,120	(781,387)	236,318
Issuance of common stock and warrants for cash	1,301,440	2,075	412,925	—	415,000
Issuance of stock in exchange for services	244,608	390	7,410	—	7,800
Exercise of stock options and warrants	313,600	500	9,500	—	10,000
Net (loss) for the year ended December 31, 1995	—	—	—	(1,088,082)	(1,088,082)
Balance – December 31, 1995 (unaudited)	50,520,960	80,550	1,369,955	(1,869,469)	(418,964)
Issuance of common stock for cash	950,208	1,515	301,485	—	303,000
Issuance of common stock for services	250,880	400	7,600	—	8,000
Exercise of stock options and warrants	1,066,240	1,700	32,300	—	34,000
Issuance of options to non-employees for services	—	—	7,950	—	7,950
Net (loss) for the year ended December 31, 1996	—	—	—	(763,179)	(763,179)
Balance – December 31, 1996 (unaudited)	52,788,288	$84,165	$1,719,290	$(2,632,648)	$(829,193)

The accompanying notes are an integral part of these consolidated financial statements.

THORIUM POWER, LTD.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY – (continued)
From January 8, 1992 (Inception) to December 31, 2007

	Common Stock		Additional Paid-in Capital	Accumulated (Deficit)	Stockholders’ Equity
	Shares	Amount
Balance – December 31, 1996 (unaudited)	52,788,288	$84,165	$1,719,290	$(2,632,648)	$(829,193)
Issuance of common stock and warrants for cash	1,778,112	2,835	564,165	—	567,000
Exercise of stock options and warrants	1,599,360	2,550	79,450	—	82,000
Issuance of options to non-employees for services	—	—	15,960	—	15,960
Net (loss) for the year ended December 31, 1997	—	—	—	(598,718)	(598,718)
Balance – December 31, 1997 (unaudited)	56,165,760	89,550	2,378,865	(3,231,366)	(762,951)
Issuance of common stock and warrants for cash	2,086,568	3,327	662,033	—	665,360
Exercise of stock options and warrants	8,780,800	14,000	456,000	—	470,000
Issuance of options to non-employees for services			1,325		1,325
Net (loss) for the year ended December 31, 1998	—	—	—	(792,185)	(792,185)
Balance – December 31, 1998 (unaudited)	67,033,128	106,877	3,498,223	(4,023,551)	(418,451)
Issuance of common stock for cash	1,118,768	1,784	354,966	—	356,750
Exercise of stock options and warrants	1,105,440	1,762	180,738	—	182,500
Net (loss) for the year ended December 31, 1999	—	—	—	(822,803)	(822,803)
Balance – December 31, 1999 (unaudited)	69,257,336	110,423	4,033,927	(4,846,354)	(702,004)
Issuance of common stock for cash	8,925,056	14,230	2,831,770	—	2,846,000
Issuance of common stock for services	3,198,720	5,100	449,900	—	455,000
Net (loss) for the year ended December 31, 2000	—	—	—	(1,487,354)	(1,487,354)
Balance – December 31, 2000 (unaudited)	81,381,112	129,753	7,315,597	(6,333,708)	1,111,642
Issuance of common stock and warrants for cash	10,976,000	17,500	3,468,031	—	3,485,531
Issuance of common stock for settlement	313,600	500	36,100	—	36,600
Exercise of stock options and warrants	896,896	1,430	139,570	—	141,000
Modification of options	—	—	28,500	—	28,500
Net (loss) for the year ended December 31, 2001	—	—	—	(2,606,466)	(2,606,466)
Balance – December 31, 2001 (unaudited)	93,567,608	$149,183	$10,987,798	$(8,940,174)	$2,196,807

The accompanying notes are an integral part of these consolidated financial statements.

THORIUM POWER, LTD.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY – (continued)
From January 8, 1992 (Inception) to December 31, 2007

	Common Stock		Additional Paid-in Capital	Accumulated (Deficit)	Stockholders’ Equity
	Shares	Amount
Balance – December 31, 2001 (unaudited)	93,567,608	149,183	10,987,798	(8,940,174)	2,196,807
Issuance of common stock and warrants for cash	156,800	250	49,750	—	50,000
Exercise of stock options and warrants	156,800	250	22,750	—	23,000
Issuance of common stock not previously recognized	31,360	50	(50)	—	—
Net (loss) for the year ended December 31, 2002	—	—	—	(2,224,775)	(2,224,775)
Balance – December 31, 2002 (unaudited)	93,912,568	149,733	11,060,248	(11,164,949)	45,032
Issuance of common stock and warrants for cash	3,606,400	5,750	604,250		610,000
Exercise of stock options and warrants	3,333,568	5,315	157,685		163,000
Modifications of options and warrants	—	—	1,506,427		1,506,427
Issuance of common stock not previously recognized	156,800	250	(250)		—
Net (loss) for the year ended December 31, 2003	—	—	—	(2,569,534)	(2,569,534)
Balance – December 31, 2003 (unaudited)	101,009,336	$161,048	$13,328,360	$(13,734,483)	$(245,075)
Issuance of common stock and warrants for cash	1,991,360	3,175	254,576		257,751
Loan conversion into stock	54,880	88	6,913		7,000
Issuance of options to non-employees for services	—	—	351,253	—	351,253
Net (loss) for the year ended December 31, 2004	—	—	—	(974,674)	(974,674)
Balance – December 31, 2004 (unaudited)	103,055,576	$164,311	$13,941,101	$(14,709,158)	$(603,746)
Issuance of common stock and warrants for cash	2,069,697	3,300	257,692		260,992
Loan conversion into stock	337,904	539	42,561		43,100
Issuance of options to non-employees for services	—	—	303,055	—	303,055
Net (loss) for the year ended December 31, 2005	—	—	—	(760,504)	(760,504)
Balance – December 31, 2005	105,463,177	$168,149	$14,544,410	$(15,469,662)	$(757,103)

The accompanying notes are an integral part of these consolidated financial statements.

THORIUM POWER, LTD.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY – (continued)
From January 8, 1992 (Inception) to December 31, 2007

	Common Stock		Additional Paid-in Capital	Accumulated (Deficit) Accumulated During the Development Stage	Stock Committed Future Issuance	Accumulated Compre- hensive Income	Deferred Stock Compen- sation	Treasury Stock		Stockholders’ Equity
	Shares	Amount
Balance – December 31, 2005	105,463,177	$168,149	$14,544,410	$(15,469,662)	$0	$0	$0	$	$	(757,103)
Issuance of common stock and warrants for cash	15,319,674	24,426	2,165,248							2,189,674
Loan conversion into stock	32,144	51	4,049							4,100
Cashless exercise of stock options and warrants	20,385,474	32,502	(32,502)							0
Exercise of stock options and warrants for cash	407,680	650	12,350							13,000
Issuance of stock for services	627,200	1,000	104,000							105,000
Cancellation of shares – held by Thorium Power, Ltd. (pursuant to merger)	(6,597,495)	(10,506)	10,506
Recapitalization – 10/6/06 reverse merger*	124,101,637	43,467	(3,035,878)				(306,000)			(3,298,411)
Extension of investor warrants terms – 6 months			963,387							963,387
Stock Option Expense			1,055,648							1,055,648
Issuance of stock for services	204,341	205	226,284							226,489
Cashless exercise of stock options and warrants	49,333	49	(49)							0
Stock issued – settlement expense	307,534	308	91,952							92,260
Share issue and merger costs			(441,553)							(441,553)
Shares retired, redeemed for payroll taxes on stock-based compensation	(3,008,990)	(3,009)	3,009							0
Net (loss) for the year ended December 31, 2006				(11,708,327)						(11,708,327)
Unrealized gains on marketable securities						18,861				18,861
Amortization of deferred stock compensation costs							20,800			20,800
Allocation of expenses from Thorium Power Ltd.			7,477,700							7,477,700
Buyback of stock – 850,000 shares to treasury stock	(850,000)								(255,850)	(255,850)
Stock based compensation – shares committed for future issuance					1,200,000					1,200,000
Balance – December 31, 2006	256,441,709	$257,292	$23,148,560	$(27,177,989)	$1,200,000	$18,861	$(285,200)		$(255,850)	$(3,094,326)

*	See footnote 1 regarding the recapitalization of Thorium Power, Inc.

THORIUM POWER, LTD.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY — (continued)

	Common Stock		Additional Paid-in Capital	Accumulated (Deficit) Accumulated During the Development Stage	Stock Committed Future Issuance	Accumulated Compre- hensive Income	Deferred Stock Compen- sation	Treasury Stock		Stockholders’ Equity
	Shares	Amount						Shares	Amount
Balance – December 31, 2006 *	257,291,709	$257,292	$23,148,560	$(27,177,989)	$1,200,000	$18,861	$(285,200)	(850,000)	$(255,850)	$(3,094,326)
Issuance of stock for services	808,916	809	232,678							233,487
Issuance of stock for payment of liabilities	714,120	714	277,727							278,441
Stock based compensation – shares committed for future issuance and issued	2,350,000	2,350	866,150		(1,200,000)					(331,500)
Stock Option Expense			3,991,317							3,991,317
Net (loss) for the period				(11,452,583)						(11,452,583)
Unrealized gains on marketable securities						11,282				11,282
Amortization of deferred stock compensation costs							395,755			395,755
Reclassification of warrant liability to additional paid in capital			1,132,444							1,132,444
Cashless exercise of stock options and warrants	888,534	888	(888)							0
Retirement of treasury stock	(850,000)	(850)	(255,000)					850,000	255,850	0
Stock settlement – merger	128,139	128	37,032							37,160
Stock based compensation – officers, directors and employees	1,022,927	1,023	357,002							358,025
Reclassification of temporary equity to permanent equity	36,659,837	36,660	12,004,713							12,041,373
Stock based compensation – shares committed for future issuance					590,000		(590,000)			0
Balance – December 31, 2007	299,014,182	$299,014	$41,791,735	$(38,630,572)	$590,000	$30,143	$(479,445)	0	$0	$3,600,875

*	Shares subject to continuing registration rights is shown on the balance sheet as temporary equity, not shareholders deficiency at December 31, 2006

THORIUM POWER, LTD.
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations and Merger with Thorium Power, Inc.

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

We also offer consulting and strategic advisory services to commercial and government-owned entities planning to create or expand electricity generation capabilities using nuclear power plants. We started working on our first consulting project in December 2007.

Once our reactor fuels are further developed and tested, we plan to license our intellectual property rights to fuel fabricators, nuclear generators, and governments for use in commercial light water nuclear reactors, or sell the technology to a major nuclear company or government contractor or some combination of the two. We anticipate having our technology fully developed for VVER-1000 reactors and our fuel tested in a VVER-1000 operating reactor in the next three to four years. Presently all our research, testing and demonstration activities are being conducted in Russia. Our research operations are subject to various political, economic, and other risks and uncertainties inherent in Russia.

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

Operations to date have been devoted primarily to continued development of our fuel designs filing for certain patents relating to our technology, developing strategic relationships within the nuclear industry, securing political and some financial support from the United States and Russian governments, and administrative functions. We also started our first consulting project in December 2007. We, therefore, based on our current operations, prepare our accompanying consolidated financial statements as a Development Stage Enterprise.

Merger Agreement

On February 14, 2006 Novastar Resources Ltd. (“Novastar”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Thorium Power, Inc. and TP Acquisition Corp., a direct wholly-owned subsidiary of Novastar which was formed in connection with the merger transaction contemplated by the Merger Agreement. (Collectively after the merger, all entities are referred to as the “Company.”) Concurrently therewith, Novastar (1) adopted its 2006 Stock Plan, (2) entered into an employment agreement with Seth Grae, President and Chief Executive Officer of Thorium Power, Inc. to also become President and Chief Executive Officer of Novastar, which granted certain nonqualified stock options to Mr. Grae and (3) also entered into a subscription agreement with Thorium Power, Inc. for the purchase of 6,597,495 shares for $0.13 per share (equivalent to $4.00 per Thorium Power, Inc. share price), subsequently these 6,597,495 shares were cancelled at the Merger date, October 6, 2006.

The Merger was consummated pursuant to the terms of an Agreement and Plan of Merger among the parties that was entered into on February 14, 2006 and then subsequently the original merger terms were amended on June 12, 2006 and August 8, 2006. On October 6, 2006, subsequent to the merger, Novastar changed its name to Thorium Power, Ltd. (“Thorium Power, Ltd.”).

THORIUM POWER, LTD.
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations and Merger with Thorium Power, Inc.  – (continued)

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

For financial reporting purposes, this merger transaction was recorded as a recapitalization of Thorium Power, Inc. whereby Thorium Power Inc. is deemed to be the continuing surviving entity for accounting purposes, but through reorganization, has deemed to have adopted the capital structure of Thorium Power, Ltd.

2. Summary of Significant Accounting Policies

a) Consolidation

These financial statements include the accounts of Thorium Ltd. (a Nevada corporation) and our wholly-owned subsidiaries, Thorium Power, Inc. (a Delaware corporation) and TP Acquisition Corp., (a Delaware corporation). Due to the accounting treatment of the reverse merger mentioned above, the operating results for 2006 reported are those of Thorium Power, Inc. from January 1, 2006 to October 6, 2006 and the operating results of Thorium Power, Inc., Thorium Power, Ltd. and TP Acquisition Corp consolidated, from October 6, 2006 (merger date) to December 31, 2006.

All significant inter-company transactions and balances have been eliminated in consolidation.

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

These consolidated financial statements include some amounts that are based on management's best estimates and judgments. The most significant estimates relate to valuation of stock grants, stock options and stock purchase warrants, allocation of certain expenses incurred by Thorium Power, Ltd. that were attributable to Thorium Power, Inc. in 2006, the net operating loss carry-forward and the valuation allowance for deferred taxes and various contingent liabilities. These above-mentioned estimates and others may be adjusted as more current information becomes available, and any adjustment could be significant in future reporting periods.

c) Cash and Cash Equivalents

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

THORIUM POWER, LTD.
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

Concentration of Credit Risk

Cash in bank accounts is at risk to the extent that it exceeds Federal Deposit Insurance Corporation insured amounts. To minimize risk, the Company places its cash with high credit quality institutions. Substantially all cash is deposited in two prominent U.S. financial institutions. At December 31, 2007 there was approximately $9.5 million held at one financial institution.

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

d) Property and Equipment

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

e) Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with SFAS No. 109 “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance to the extent that the recoverability of the asset is unlikely to be recognized. The Company did not provide any current or deferred income tax provision or benefit for any periods presented to date because the Company has continued to experience a net operating loss since inception.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for uncertainty in income taxes — an interpretation of FASB statement no. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The adoption of this standard did not have an effect on the Company's results of operations or financial position.

THORIUM POWER, LTD.
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

f) Stock-Based Compensation

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

A “modified prospective” method is used in which compensation cost is recognized beginning with the effective date (a) based on the requirements of FAS-123R for all share-based payments granted after the effective date and (b) based on the requirements of FAS-123 for all awards granted to employees prior to the effective date of FAS-123R that remain unvested on the effective date.

The Company adopted FAS-123R on January 1, 2006, using the modified prospective method. The valuation of the stock issued to consultants for consulting services are valued as of the date of the agreements with the various consultants, which in all cases is earlier than the dates when the services are committed to be performed by the various consultants.

References to the issuances of restricted stock is stock issued to individuals whom are eligible to sell all or some of their shares of restricted common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act (“Rule 144”), subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate of our company that has satisfied a two-year holding period.

g) Warrants

Warrants issued in conjunction with equity financing were accounted for under the Emerging Issues Task Force FSP (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock”. In December 2006, the FASB approved FSP EITF 00-19-2 Accounting for Registration Payment Arrangements, which establishes the standard that contingent obligations to make future payments under a registration rights arrangement shall be recognized and measured separately in accordance with Statement 5 and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss. The adoption of this pronouncement on January 1, 2007 changed the classification of the warrant liability, $1,132,440 to equity (additional paid in capital).

THORIUM POWER, LTD.
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

h) Basic and Diluted Loss per Share

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard No. 128 (“SFAS 128”), “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed in a manner similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2007 and 2006, the Company stock equivalents were anti-dilutive and excluded in the loss per share computation.

i) Impairment Charges

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

Once a triggering event has occurred, the impairment test employed is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, the impairment test involves a comparison of undiscounted cash flows against the carrying value of the asset as an initial test. If the carrying value of such asset exceeds the undiscounted cash flow, the asset would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the fixed or amortizing intangible asset and the carrying value to determine the amount of the impairment. The Company generally determines fair value by using the discounted cash flow method. If the intent is to hold the asset for sale and certain other criteria are met (i.e., the asset can be disposed of currently, appropriate levels of authority have approved sale, and there is an actively pursuing buyer), the impairment test is a comparison of the asset's carrying value to its fair value less costs to sell. To the extent that the carrying value is greater than the asset's fair value less costs to sell, an impairment loss is recognized for the difference. The Company conducted an impairment test of its Patent at December 31, 2007 and determined that the future undiscounted cash flows associated with the Patent rights were sufficient to recover its carrying value. Assets held for sale are separately presented on the balance sheet and are no longer depreciated.

In November 2005, FASB issued FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP 115-1 and 124-1”), which clarifies when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 and 124-1 are effective for all reporting periods beginning after December 15, 2005. Implementation of these FSPs did not have a significant impact on the Company's consolidated financial position or results of operations.

j) Comprehensive Income

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

2. Summary of Significant Accounting Policies  – (continued)

k) Development Stage Enterprise

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

l) Revenue Recognition

Revenue — at the present time we are deriving our revenue from fees by offering consulting and strategic advisory services to foreign governments planning to create or expand electricity generation capabilities using nuclear power. Our fee type and structure for each client engagement will depend on a number of variables, including the size of the client, the complexity, the level of the opportunity for us to improve the client’s electricity generation capabilities using nuclear power plants and other factors.

We entered into one consulting contract in 2007, where the consulting fee was fixed and determinable under the contract. We do not anticipate breaching the contract but in the event that we do breach the contract, such as not deliver the final report to the foreign government, the consulting fee could be refundable under the provision of the contract. Therefore, the consulting fee revenue from this contract is being recognized on the completed performance model. We expect that revenue recognition will occur in 2008, when the delivery of the final feasibility report to the government or some other evidence of completion of the project is evident.

The total consulting revenue to be recognized under this contract is $3,793,125 and this was the balance in the deferred revenue balance sheet account at December 31, 2007, as no revenue from this contract had been recognized in 2007. All costs directly related to producing the final report or completion of this project, such as consulting costs and administrative support costs, will be capitalized as deferred project costs (current asset) and will be recognized as expense when the project is completed, the final report is delivered to the government and when the entire revenue is recognized from completion of the project. Travel and other reimbursable costs are offset against the balance sheet account customer deposit as they occur, which is shown along with the account deferred revenue, as a current liability on the balance sheet. There were not travel and other reimbursable expenses billed to the Company at December 31, 2007. Total deferred project costs at December 31, 2007 totaled $371,631.

All of the Company's revenue to date from January 8, 1992 (Inception) to December 31, 2007 had been derived from licensing fees from nuclear industry commercial partners.

Once the company's Thorium nuclear fuel designs have advanced to a commercially usable stage the company will seek to license its technology to major government contractors or nuclear companies, working for the US and other governments. We expect that our revenue from license fees will be recognized on a straight-line basis over the expected period of the related license term.

Total subsidies and grants from the US government totaled approximately $5.45 million, cumulative from January 8, 1992 (Inception) to December 31, 2007. These amounts were not paid to us but paid directly from the US government to third party research and development companies that worked on our nuclear project, as well as other projects.

m) Government Grants

Receipts of government grants to encourage research and development activities which are non-refundable will be credited to deferred income upon receipt. Government grants are used either for purchases of assets or to subsidize the research and development expenses incurred.

THORIUM POWER, LTD.
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

For purchases of assets, government grants are deducted from the carrying amount of the assets. For the research and development expenses, the Company matches and offsets the government grants with the expenses of the research and development activities as specified in the grant approval document in the corresponding period when such expenses incurred.

n) Segment Reporting

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

o) Commitments and Contingencies

Liabilities for loss contingencies arising from various claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

p) Recently Issued Accounting Standards

FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.  In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires the Company recognizes in its consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective for the Company on January 1, 2007. FIN 48 has not had an impact on its consolidated financial statements.

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

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”   In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will become effective for the Company beginning with the first quarter of 2008. The Company has not yet determined the impact of the adoption of SFAS No. 159 on its financial statements and footnote disclosures.

The Company is currently evaluating the effect of other new accounting pronouncements on its future statements of financial position and results of operations.

THORIUM POWER, LTD.
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

q) Intangible Assets — Patents

Patents are stated in the balance sheet at cost less accumulated amortization. The costs of the patents are amortized on a straight-line basis over their estimated useful lives. The amortization period for our patents range between 17 – 20 years.

r) Retirement 401K Plan

We have a 401(k) savings plan that was set up in 2006 covering substantially all of our employees. Eligible employees may contribute through payroll deductions. There were no Company matching contributions made to the 401(k) savings plan in 2007 and 2006.

3. Financial Status of the Company — December 31, 2007

Management anticipates, based on its current projected working capital requirements, that it will have enough working capital funds to sustain its current operations at its current operating level, until sometime during the first quarter of 2009. The Company anticipates generating revenue from its present and future consulting contracts it currently anticipates it will obtain in 2008. If future consulting contracts are not obtained, the Company would have to rely on future issuances of its stock or incur debt, in order to provide funds to continue its operations into 2009 and beyond.

4. Research and Development Costs

Research and development costs, included under the caption “general and administrative expenses” in the statement of operations amounted to $756,755 and $34,400 for the years ended December 31, 2007 and 2006, respectively and $4,683,313 from January 8, 1992 (Inception) to December 31, 2007.

5. Property Plant and Equipment

The following represents the detail of the Company's property, plant and equipment at December 31, 2007 and 2006:

	2007	2006
Furniture, computer and office equipment	$42,809	$24,840
Automobile	22,217	22,217
Total Cost	65,026	47,057
Accumulated Depreciation	(34,350)	(25,767)
Net Book Value	$30,676	$21,290

Depreciation expense for the years ended December 31, 2007 and 2006 was $8,583 and $10,886, respectively.

6. Intangible Assets — Patents

Patents represent legal fees and filing costs that are capitalized and amortized over their estimated useful lives of 17 – 20 years. There were no patents placed in service for the years ended December 31, 2007 and 2006.

THORIUM POWER, LTD.
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6. Intangible Assets — Patents  – (continued)

The following table summarizes the lives and carrying values of the Company's patents at December 31, 2007 and 2006:

	2007	2006
Patents	$411,669	$411,669
Accumulated Amortization	(193,794)	(193,794)
Net Book Value	$217,875	$217,875

Amortization expense of patents was $- and $- for the years ended December 31, 2007 and 2006 and $193,794 for the cumulative period from January 8, 1992 (Inception) to December 31, 2007. These patents were not placed in service for the years ended December 31, 2007 and 2006.

7. Stockholders' Equity

Total Common stock outstanding at December 31, 2007 was 299,014,182. At December 31, 2007, there were 768,834 stock purchase warrants and 51,354,656 stock options outstanding, all totaling 351,137,672 of total stock and stock equivalents outstanding at December 31, 2007.

a) Common Stock Issuances — Consultants and Others

During the year ended December 31, 2007, the Company issued 808,916 shares, valued at an average stock price of $0.29 per share for total consideration of $233,883, to directors and consultants for services rendered in 2007. There were also 885,534 shares issued to stock option holders, who exercised their stock options through the cashless exercise feature in accordance to their individual stock option agreements. An additional 128,139 shares were issued pursuant to the Merger Agreement, after the merger date, for Thorium Power, Inc. shareholders that were not reflected in the Thorium Power, Inc. stockholders list, at the merger date. This stock issuance of 128,139 shares was recorded as a stock settlement expense which totaled $37,160, valued at the stock price of $0.29 per share, valued at the date the Company was first made aware of these shares being outstanding, that were not accounted for in their stock records. The Company reviewed these share certificates and determined that they were valid stock certificates and settled this matter, post merger, by issuing the equivalent Thorium Power, Ltd. shares to these stockholders.

In addition, the Company has in place a stock-based compensation plan to reward for services rendered by officers, directors, employees and consultants. The Compensation Committee of the Board of Directors on December 5, 2007 had unanimously voted to issue 1,022,927 shares of restricted stock as a year end 2007 bonus to its officers, directors, advisory board, employees and consultants, for total stock compensation of $358,024, or $0.35 per share valuation on the date of the stock grant.

In January, 2007 the company redeemed 1,650,000 shares of common stock from its executive officers in order to satisfy the payroll tax withholding obligations of the Company owed on their stock based compensation issued in 2006, total redemption amount of $331,500. At December 31, 2007 the company was anticipating the redemption in 2008 of an additional 321,284 shares for taxes due on 803,209 of the above mentioned 1,022,927 shares of stock grant to officers and employees. The redemption price of these shares will be equal to the $281,123 at which they were valued for measuring compensation cost.

b) Common Stock — Treasury Stock

At December 31, 2006, 850,000 shares had been repurchased at the average approximate price of $0.30 per share, total $255,850. The Company valued all shares repurchased in the twelve month period ended December 31, 2006 using the traded quoted market price of the Company's common stock as of the applicable date of repurchase. These shares were held as Treasury Stock as of December 31, 2006 and were subsequently retired in 2007 and put back into the company’s authorized shares available for re-issuance.

THORIUM POWER, LTD.
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7. Stockholders' Equity  – (continued)

c) Common Stock Issued with Registration Rights

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

Under the terms of the sale, the investors were granted registration rights in which the Company agreed to timely file a registration statement to register the common shares and the shares underlying the warrants, obtain effectiveness of the registration statement by the SEC on or before September 1, 2006, and maintain the effectiveness of this registration statement for a pre-set time thereafter. In the event the Company failed to timely perform under the registration rights agreement, the Company agreed to pay the investors liquidated damages in an amount equal to 2% of the aggregate amount invested by the investors for each 30-day period or pro rata for any portion thereof following the date by which the registration statement should have been effective. The initial registration statement was timely filed, however it was not declared effective by the SEC within the allowed time. Accordingly, the Company is liable to the investors for liquidated damages under the registration rights agreement. The Company paid this liability in 2006 and 2007. In 2007 the Company issued 717,120 shares of stock to certain investors and recognized in other income and expenses, in its statements of operations under the caption Registration Rights Expense, an amount of approximately $21,440 for unpaid liquidated damages that were not accrued for at December 31, 2006.

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

Based on the above interpretation, as of May 4, 2006, the Company classified $12,041,373 for the value of common stock subject to registration rights as temporary equity instead of shareholders' equity at December 31, 2006. In addition, the Company measured the initial fair value of the warrants on May 4, 2006 at $3,539,058 and classified at that date the fair value of the warrants as warrant liability instead of shareholders' equity. The fair value of the warrants at December 31, 2006 was $1,132,440. As of January 1, 2007, this amount was reclassified to additional paid-in capital pursuant to FSP EITF 00-19-2.

d) Share-based Compensation

The Company has in place a stock-based compensation plan to reward for services rendered by officers, directors, employees and consultants. On July 17, 2006, the Company amended this stock plan. The Company has reserved 75,000,000 shares of common stock of its unissued share capital for the stock plan. Other limitations are as follows:

(i)	No more than an aggregate of 37,500,000 shares can be granted for the purchase of restricted common shares during the term of the stock plan (2 million shares issued under the plan up to December 31, 2007);
(ii)	The maximum number of shares of common stock with respect to which options may be granted to any one person during any fiscal year of the Company may not exceed 8,000,000 shares; and

THORIUM POWER, LTD.
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7. Stockholders' Equity  – (continued)

(iii)	The maximum number of restricted shares that may be granted to any one person during any fiscal year of the company may not exceed 5,000,000 common shares.

On January 1, 2006, the Company adopted FAS-123R. In March 2005, the SEC staff expressed its view with respect to FAS-123R in Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB 107”). SAB 107 provides guidance on valuing options. Prior to January 1, 2006, the Company accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by FAS-123. In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company adopted FAS-123R using the modified-prospective-transition method. Under that transition method, compensation cost recognized in future interim and annual reporting periods includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS-123, and b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS-123R.

The adoption of FAS-123R had no effect on cash flow from operations or cash flow from financing activities for the year ended December 31, 2006. FAS-123R requires the cash flows from tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) to be classified as financing cash flows. Prior to the adoptions of FAS-123R, excess tax benefits would have been classified as operating cash inflows. The Company has not recognized, and does not expect to recognize in the near future, any tax benefit related to stock-based compensation costs as a result of the full valuation allowance on our net operating loss carry forwards.

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

Total stock options outstanding at December 31, 2007 were 51,354,656 and 25,619,936 of these total options were vested at December 31, 2007.

THORIUM POWER, LTD.
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7. Stockholders' Equity  – (continued)

Stock option transactions to the employees, directors, advisory board members and consultants are summarized as follows:

	2007	2006
Stock Options Outstanding
Beginning of the Year/Thorium Power, Ltd. Options	22,567,242	22,567,242
Thorium Power, Inc. Options Outstanding (assumed in merger)	11,062,163	12,011,751
Granted	18,225,251	—
Forfeited	(500,000)	—
Outstanding end of the year	51,354,656	34,578,993
Options exercisable at the end of the year	25,619,936	14,839,111

The above table includes options issued as of December 31, 2007 as follows:

(i)	A total of 13,004,742 non-qualified 5 – 10 year options have been issued by Thorium Power, Ltd., to advisory board members at exercise prices of $0.30 to $0.64 per share.
(ii)	A total of 31,552,636 5 – 10 year options have been issued to directors, officers and employees of the Company, at exercise prices of $0.24 to $0.80 per share. From this total, 18,619,906 options are outstanding to the Chief Executive Officer who is also a director, with remaining contractual lives of 1 – 9.9 years. All other options issued have a remaining contractual life ranging from 4.75 years to 9.9 years.
(iii)	A total of 6,797,278 non-qualified 3 – 10 year options have been issued to consultants of the Company, at exercise prices of $0.16 to $0.35 per share.

The following table provides certain information with respect to the above-referenced stock options that are outstanding and exercisable at December 31, 2007:

	Stock Options Outstanding		Stock Options Vested
Exercise Prices	Weighted Average Remaining Contractual Life – Years	Number of Awards	Number of Awards	Weighted Average Exercise Price
$0.16 – $0.29	3.8	16,962,163	12,564,949	$0.19
$0.30 – $0.44	7.7	12,209,503	1,457,524	$0.39
$0.45 – $0.63	5.7	12,982,990	7,214,125	$0.50
$0.64 – $0.80	8.2	9,200,000	4,383,338	$0.77
Total	6.8	51,354,656	25,619,936	$0.44

The following table provides certain information with respect to the above-referenced stock options that are outstanding and exercisable at December 31, 2006:

	Stock Options Outstanding		Stock Options Vested
Exercise Prices	Weighted Average Remaining Contractual Life – Years	Number of Awards	Number of Awards	Weighted Average Exercise Price
$0.16 – $0.20	3.1	6,650,415	6,650,415	$0.16
$0.30 – $0.39	1.2	6,853,578	4,478,277	$0.37
$0.45 – $0.51	7.2	11,875,000	1,627,085	$0.48
$0.64 – $0.80	9.2	9,200,000	2,083,334	$0.77
Total	5.9	34,578,993	14,839,111	$0.48

THORIUM POWER, LTD.
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7. Stockholders' Equity  – (continued)

The aggregate intrinsic value of stock options outstanding at December 31, 2007 and 2006 was $2,433,443 and $931,058 respectively, of which $2,433,443 and $931,058 respectively related to vested awards. Intrinsic value is calculated based on the difference between the exercise price of the underlying awards and the quoted price of our common stock as of the reporting date ($0.38 and $0.30 respectively, per share amounts as of December 31, 2007 and 2006)

Assumptions used in the Black Scholes option-pricing model for the years ended December 31, 2007 and 2006 were as follows:

Average risk-free interest rate	4.06% – 4.45%
Average expected life	5 – 10 years
Expected volatility	99% – 275%
Expected dividends	0%

During the years ended December 31, 2007 and 2006, $4,745,098 and $9,131,746 was recorded as stock-based compensation expense in the statement of operations, respectively. The result of all the above stock option grants that occurred after January 1, 2006 for Thorium Power Inc and stock option grants for Thorium Power, Ltd. that were recorded in the statement of operations totaled $3,991,317 and $2,719,496 for the years ended December 31, 2007 and 2006 respectively (non-deductible for tax purposes, may provide a tax deduction for the Company when exercised). Stock compensation to two executive officers totaled $590,000, as a one time stock grant pursuant to employment agreements that entered into in 2007, recorded to common stock reserved for issuance. The amortization of deferred stock compensation, recorded as stock based compensation in 2007 was $395,755. Some volatility factors used for five option grants in its fiscal year ended June 30, 2006 for Novastar, calculated the volatility factor for Black Scholes using the term of the option, which is general practice, not from the announcement date of the merger, January 5, 2006, which was later determined to be a more applicable date range due to the announcement date being the date the stock market reflected the merger in the valuation of the Company's stock. This difference in these volatility factors for these five option grants is not material to these financial statements, therefore, no current adjustment to the volatility factors was made to these financial statements for these five option grants and we have decided to continue to use these factors for future expense recognition of options under SFAS #123R.

e) Warrants

There were 768,834 warrants outstanding as of December 31, 2007.

At December 31, 2007 the range of warrant prices for shares under warrants and the weighted-average remaining contractual life are as follows:

	Warrants Outstanding and Exercisable
Warrants-Exercise Price	Number of Warrants	Weighted Average Remaining Contractual Life – Years
$0.39	768,834	.6

THORIUM POWER, LTD.
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7. Stockholders' Equity  – (continued)

The Company estimated the fair value of the warrants assuming no expected dividends and the following weighted-average assumptions:

December 31, 2007
Average risk-free interest rate	2.86% – 4.30%
Average expected life	1 year
Expected volatility	142% – 153%
Expected dividends	0%

On November 17, 2006 the Board of Directors of Thorium Power, Ltd., authorized the extension of the expiration date of all common stock purchase warrants above by six months from the expiration date identified on the respective warrants. This extension of the warrant terms resulted in an expense for the year ended December 31, 2006 of $963,387, recorded under the caption warrant expense in the statement of operations in the category other income and expenses. During the year ended December 31, 2006, there were 25,282,745 warrants outstanding as of December 31, 2006.

f) Common Stock and Warrants Reserved for Future Issuance

Common stock and warrants reserved for future issuance consists of:

	Shares of Common Stock	Stock Purchase Warrants	Amount
Stock-based Compensation	2,000,000	0	$590,000

The Compensation Committee of the Board of Directors unanimously voted to issue 2 million shares of restricted stock as an incentive for the Company’s new COO and CFO to work for the Company. The price used to value these shares was the market price as of the date of the stock grant. In a subsequent capital transaction, in order for the company to remit the required payroll tax obligations related to these stock grants to the Federal and State taxing authorities, the Company redeemed in 2007 121,559 shares of this stock grant from the two executives, at a price of $0.31 per share (price determined by market price at date of redemption). In January 2008, the Company paid a total of $40,069 to remit the required payroll tax withholdings for the payroll taxes due from these stock issuances in 2007.

8. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting and the amounts recognized for income tax purposes. The significant components of deferred tax assets (at a 40% effective tax rate) as of December 31, 2007 are as follows:

Assets	Total Amount	Deferred Tax Asset Amount
Stock-based compensation	$6,636,995	$2,654,798
Approximate net operating loss carryforward	12,100,000	4,840,000
Less: valuation allowance	(18,736,995)	(7,494,798)
	$—	$—

Management currently believes that it is more likely than not that the forecasted taxable income will not be sufficient to utilize the tax loss carryforwards, which totaled approximately $12.1 million before their expiration in the years 2026 through 2027, to fully recover the deferred tax asset. The Company has net operating loss carryforwards for federal and state tax purposes with substantially all of the net operating losses

THORIUM POWER, LTD.
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8. Income Taxes  – (continued)

expected to expire unused, due to the Section 382 limitation for the ownership change that occurred on October 6, 2006. As a result, the amount of the deferred tax assets considered realizable was reduced 100% by a valuation allowance. In the near term, if estimates of future taxable income are increased, such an increase will change the valuation allowance. The Company has no other deferred tax assets or liabilities.

9. Research Agreement

On December 27, 2007, Thorium Power, Inc. (“TPI”), a wholly-owned subsidiary of the Company, entered into an agreement for ampoule irradiation testing (the “Agreement”) with the Russian Research Centre “Kurchatov Institute” (“Kurchatov”). The ampoule irradiation testing program has been ongoing since 2002 pursuant to earlier agreements between TPI and Kurchatov. Under the Agreement TPI agreed to compensate Kurchatov for irradiation testing of TPI’s proprietary nuclear fuel designs conducted in 2006 and 2007. Pursuant to the Agreement, TPI is obligated to pay to Kurchatov $410,000.00, and Kurchatov is obligated to transfer to TPI the worldwide rights in all of the test data generated in the course of the irradiation testing of TPI’s proprietary nuclear fuel designs in 2006 and 2007 and Kurchatov agrees not to use, in any manner, the work product associated with such testing or exercise any rights associated therewith without the written consent of TPI. Further, Kurchatov is obligated to provide to TPI and its affiliates specified information and documentation for audit purposes, and to obtain any and all permits from Russian governmental entities which may be required in order for Kurchatov to perform under the Agreement. In addition to this agreement, there are consulting agreements with several consultants working on various projects for the company, which total approximately $15,000 per month.

10. Commitments and Contingencies

Lease Commitments

(i) The Company leases office space. Future estimated rental payments under these operating leases are as follows:

Dollars
Year ending December 31, 2008	$264,000

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

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

THORIUM POWER, LTD.

Date: March 27, 2008	By: /s/ Seth Grae Seth Grae Chief Executive Officer, President and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title
/s/ Seth Grae Seth Grae	Chief Executive Officer, President and Director (Principal Executive Officer)
/s/ James Guerra James Guerra	Chief Financial Officer and Treasurer (Principal Financial Officer)
/s/ Thomas Graham, Jr. Thomas Graham, Jr.	Director
/s/ Victor Alessi Victor Alessi	Director
/s/ Jack Ladd Jack Ladd	Director
/s/ Dan Magraw Dan Magraw	Director

EXHIBIT INDEX

Exhibit Number	Description
10.33*	Agreement for Ampoule Irradiation Testing in 2006 – 2007, dated December 28, 2007, between Thorium Power, Inc. and Russian Research Centre Kurchatov Institute. (English Translation)
(Portions of the Agreement for Ampoule Irradiation Testing in 2006-2007 have been omitted pursuant to a request for confidential treatment.)
31.1*	Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification — Principal Accounting Officer
32*	Section 1350 Certifications