Form 10-K/A
period 2007-12-31
Thorium Power, Ltd
filed 2008-04-30
CIK 1084554

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
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

As of April 24, 2008, there were 299,334,532 shares of the Registrant’s common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the Thorium Power, Ltd. (the “Company”) Annual Report on Form 10-K for the fiscal year December 31, 2007 (“Annual Report”) previously filed with the Securities and Exchange Commission on March 27, 2008. This amendment is being filed solely to include the Part III Items that were to have been incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A with respect to its Annual Meeting of Shareholders. Since the Proxy Statement will not be filed by April 30, 2008, the Company is unable to incorporate such information into the Annual Report, and accordingly, is hereby amending the Annual Report to include such Part III information.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Set forth below are the names of our current directors, officers and significant employees, their ages, all positions and offices that they hold with us, the period during which they have served as such, and their business experience during at least the last five years.

SETH GRAE. Mr. Grae, age 44, was named the Chief Executive Officer and President of the Company on March 17, 2006, and effective April 2, 2006, became a director of the Company.

Mr. Grae was the President, the Chief Executive Officer and a director of Thorium Inc. prior to the merger with the Company. Mr. Grae has played an active role in all business activities of Thorium Inc. since its inception in 1992. Mr. Grae led the efforts that resulted in Thorium Inc.’s project at the Kurchatov Institute becoming one of the first grant recipients from the United States Department of Energy (“DOE”) for nuclear non-proliferation-related work in Russia. He is a member of the board of directors of the Bulletin of the Atomic Scientists and has served as co-chair of the AmErikan Bar Association’s Committee on Arms Control and Disarmament. As a former member of the board of directors of the Lawyers Alliance for World Security, Mr. Grae helped advise on the drafting of nuclear export control regulations in China and Belarus, and he participated in consultations with the government of India on nuclear power and weapons. On a pro bono basis, he represented refuseniks, who were nuclear scientists, in securing exit visas from the Soviet Union. Mr. Grae obtained his B.A. from Brandeis University cum laude, J.D. from AmErikan University, LL.M. in International Law with honors from Georgetown University and M.B.A. from Georgetown University. He has been admitted to the bars of New York, Connecticut, and Florida (all now inactive).

THOMAS GRAHAM, JR. Ambassador Graham, age 74, became a director of the Company on April 2, 2006, and chairman of the board of directors on April 4, 2006.

Ambassador Graham is one of the world’s leading experts in nuclear non-proliferation. He is Chairman of the Board of the Cypress Fund for Peace and Security. Ambassador Graham has served as a senior U.S. diplomat involved in the negotiation of every major international arms control and non-proliferation agreement for the past 35 years, including the Strategic Arms Limitations Talks (SALT), Strategic Arms Reduction Talks (START Treaties), Anti-Ballistic Missile (ABM) Treaty, Intermediate Nuclear Forces (INF) Treaty, Nuclear Non-Proliferation Treaty (NPT), Conventional Armed Forces in Europe (CFE) Treaty and Comprehensive Test Ban Treaty (CTBT). In 1993, Ambassador Graham served as the Acting Director of the U.S. Arms Control and Disarmament Agency (ACDA), and for seven months in 1994 served as the Acting Deputy Director. From 1994 through 1997, he served as the Special Representative of the President of the United States for Arms Control, Non-Proliferation and Disarmament, and in this capacity successfully led U.S. government efforts to achieve the permanent extension of the NPT. He also served for 15 years as the general counsel of ACDA. Ambassador Graham worked on the negotiation of the Chemical Weapon Convention and the Biological Weapons Convention. He drafted the implementing legislation for the Biological Weapons Convention and managed the Senate approval of the ratification of the Geneva Protocol banning the use in war of chemical and biological weapons. He is also Chairman of the Board of Mexco Energy Corporation, an oil and gas exploration company listed on the AmErikan Stock Exchange (stock ticker symbol MXC). Ambassador Graham received an A.B. in 1955 from Princeton and a J.D. in 1961 from Harvard University. He is a member of the Kentucky, the District of Columbia and the New York Bars and is a member of the Council on Foreign Relations. He chaired the Committee on Arms Control and Disarmament of the AmErikan Bar Association from 1986-1994. Ambassador Graham received the Trainor Award for Distinction in Diplomacy from Georgetown University in 1995.

VICTOR E. ALESSI. Dr. Alessi, age 67, became a director of the Company on August 23, 2006.

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

JACK D. LADD. Mr. Ladd, age 58, became a director of the Company on October 23, 2006.

Mr.. Ladd is the Director of the John Ben Shepperd Leadership Institute of the University of Texas, Permian Basin. He has held this position since September 2004. Prior to that time, Mr. Ladd was a practicing attorney with the law firm of Stubbeman, McRae, Sealy, Laughlin & Browder, Inc., in Midland, Texas for 28 years. Mr. Ladd is currently the Chairman of the Texas State Securities Board. Mr. Ladd has almost three decades of experience in public affairs, law, governance, and public service. As a practicing attorney, he has served on numerous civic, educational, religious and governmental boards and committees. He holds the Doctor of Jurisprudence degree from The University of Texas in Austin and a B.A. from the University of Texas in Austin.

DANIEL B. MAGRAW, JR. Mr. Magraw, age 61, became a director of the Company on October 23, 2006.

Mr. Magraw is a leading expert on international environmental law and policy. Mr. Magraw is President and CEO of the Center for International Environmental Law (CIEL). He has held this position since 2001. From 1992-2001, he was Director of the International Environmental Law Office of the US Environmental Protection Agency. He is a member of the U.S. Department of State Study Group on International Business Transactions and was Chair of the 15,000-member Section of International Law and Practice of the AmErikan Bar Association. He practiced international law, constitutional law, and bankruptcy law at Covington & Burling in Washington, DC from 1978-1983. Mr. Magraw is a widely-published author in the field of international environmental law. He is a graduate of Harvard University and the University of California, Berkeley Law School. Since 1996, Mr. Magraw has been a member of the board of directors of Thorium Inc., which is now a wholly-owned subsidiary of the Company.

ERIK HÄLLSTRÖM. Mr. Hällström, age 39, became the Chief Operating Officer of the Company on February 1, 2007.

Mr. Hallstrom is a native of Sweden. He served as a lieutenant in that nation’s military, and as diplomat at the Swedish Embassy in Moscow with a focus on energy, manufacturing and environmental issues. From 1994 - 2002, Mr. Hallstrom worked with the Boston Consulting Group in Europe and North AmErika, where he managed initiatives to create new high tech businesses and advised multinational companies on their strategic direction. Most recently, from 2003 - 2006, Mr. Hallstrom served as Senior Vice President of WorldSpace Satellite Radio, a provider of satellite-based radio to markets in Asia, Europe, the Middle East and Africa. He holds a Master’s degree in Engineering from the Royal Institute of Technology in Sweden, a Master’s degree in Economics and Business Administration from the Stockholm School of Economics and an MBA with distinction from INSEAD in France.

JAMES GUERRA. Mr. Guerra, age 55, became the Chief Financial Officer and Treasurer of the Company on October 29, 2007.

A seasoned financial executive, Mr. Guerra’s experience encompasses domestic and international markets as well as a diverse range of industries including nuclear energy. Most recently, he served as Vice President of Finance and Chief Financial Officer of Exelon Business Services Company from 2002 to 2007. Exelon Business Services Company is the corporate services and operating company of Exelon, the largest producer of nuclear energy in the United States. From 2000-2002, Mr. Guerra served as Vice President of Business Operations and Controller of Exelon Nuclear. Prior to joining Exelon, Mr. Guerra was Vice President of Finance and Treasurer and Controller of Grupo Dina, the Mexico City-based manufacturer of trucks and the largest producer of motor coaches and bus spare parts in North AmErika. Earlier in his career, Mr. Guerra served in senior financial management positions with AT&T, Citigroup, and Beatrice Companies. Mr. Guerra holds a B.A. in Economics from the University of Notre Dame, an M.M. in Accounting/Finance from the Kellogg School of Management of Northwestern University and is a licensed CPA in the State of Illinois

ANDREY MUSHAKOV. Mr. Mushakov, age 31, became the Executive Vice President - International Nuclear Operations of the Company on July 27, 2006.

Mr. Mushakov has served as Treasurer and Secretary of Thorium Power, Inc. since 2003. He is the primary liaison between Thorium Power and the Russian nuclear institutes in Moscow. Mr. Mushakov has expertise in financial analysis, financial planning and budgeting, financial reporting and accounting, structuring business transactions, and government contract negotiations. In 2004, Mr. Mushakov led successful negotiations with officials from the National Nuclear Security Administration and Oak Ridge National Laboratory (ORNL) that resulted in signing of a $3.5 million government contract between ORNL and Kurchatov Institute for work relating to the Thorium Power's nuclear fuel development effort in Russia. His prior experience includes finance-related work in the banking and construction sectors. Mr. Mushakov has the following degrees: PhD in Economics from St. Petersburg State University of Economics and Finance (Russia), MS in Management with excellence (MBA equivalent) from Hult International Business School (formerly the Arthur D. Little School of Management), where he was enrolled as a recipient of the Russian President's Scholarship, and BS in Banking and Finance with honors from the Finance Academy of Russia.

Committees of the Board of Directors

Committees and Meetings

Our Board currently has four standing committees which, pursuant to delegated authority, perform various duties on behalf of and report to the Board: (i) Audit Committee, (ii) Compensation Committee, (iii) Corporate Governance and Nominating Committee and (iv) Executive Committee. Each of the Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee are comprised entirely of independent directors. From time to time, the Board may establish other committees.

Each of our four standing committees were formed on January 16, 2007. During the fiscal year ended December 31, 2007, each of our four committees met four times.

Audit Committee

Our audit committee consists of Messrs. Alessi, Ladd and Magraw, each of whom is “independent” as that term is defined under the Nasdaq listing standards. The audit committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company. Mr. Ladd serves as our audit committee financial expert as that term is defined by the applicable SEC rules. The audit committee is responsible for, among other things:

•	selecting our independent auditors and pre-approving all auditing and non-auditing services permitted to be performed by our independent auditors;

•	reviewing with our independent auditors any audit problems or difficulties and management’s response;

•	reviewing and approving all proposed related-party transactions, as defined in Item 404 of Regulation S-B under the Securities Act of 1933, as amended;

•	discussing the annual audited financial statements with management and our independent auditors;

•	reviewing major issues as to the adequacy of our internal controls and any special audit steps adopted in light of significant internal control deficiencies;

•	annually reviewing and reassessing the adequacy of our audit committee charter;

•	such other matters that are specifically delegated to our audit committee by our board of directors from time to time;

•	meeting separately and periodically with management and our internal and independent auditors; and

•	reporting regularly to the full board of directors.

Compensation Committee

Our compensation committee consists of Messrs. Alessi, Ladd and Magraw, each of whom “independent” as that term is defined under the Nasdaq listing standards. Our compensation committee assists the board in reviewing and approving the compensation structure of our directors and executive officers, including all forms of compensation to be provided to our directors and executive officers. Our chief executive officer may not be present at any committee meeting during which his compensation is deliberated. The compensation committee is responsible for, among other things:

•	approving and overseeing the compensation package for our executive officers;

•	reviewing and making recommendations to the board with respect to the compensation of our directors;

•
reviewing and approving corporate goals and objectives relevant to the compensation of our chief executive officer, evaluating the performance of our chief executive officer in light of those goals and objectives, and setting the compensation level of our chief executive officer based on this evaluation; and

•
reviewing periodically and making recommendations to the board regarding any long-term incentive compensation or equity plans, programs or similar arrangements, annual bonuses, employee pension and welfare benefit plans.

The Compensation Committee has sole authority to retain and terminate outside counsel, compensation consultants retained to assist the Compensation Committee in determining the compensation of the Chief Executive Officer or senior executive officers, or other experts or consultants, as it deems appropriate, including sole authority to approve the firms' fees and other retention terms. The Compensation Committee may also form and delegate authority to subcommittees and may delegate authority to one or more designated members of the Compensation Committee. The Compensation Committee may from time to time seek recommendations from the executive officers of the Company regarding matters under the purview of the Compensation Committee, though the authority to act on such recommendations rests solely with the Compensation Committee.

Corporate Governance and Nominating Committee

Our corporate governance and nominating committee consists of Messrs. Alessi, Ladd and Magraw, each of whom is “independent” as that term is defined under the Nasdaq listing standards. The corporate governance and nominating committee assists the board of directors in identifying individuals qualified to become our directors and in determining the composition of the board and its committees. The corporate governance and nominating committee is responsible for, among other things:

•	identifying and recommending to the board nominees for election or re-election to the board, or for appointment to fill any vacancy;

•	reviewing annually with the board the current composition of the board in light of the characteristics of independence, age, skills, experience and availability of service to us;

•	identifying and recommending to the board the directors to serve as members of the board’s committees; and

•	monitoring compliance with our code of business conduct and ethics.

Executive Committee

Our Executive Committee consists of Messrs. Alessi, Grae and Graham. The Executive Committee of the Company exercises the power of the board of directors between regular meetings of the board of directors and when timing is critical. The Executive Committee also assists the Board in fulfilling its oversight responsibility with respect to management-level staff, outside services providers and third party vendors.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics relating to the conduct of our business by our employees, officers and directors. We intend to maintain the highest standards of ethical business practices and compliance with all laws and regulations applicable to our business, including those relating to doing business outside the United States.

Report of the Audit Committee

The Audit Committee of the Board is comprised of three non-employee Directors, each of whom has been determined by the Board to be “independent” under the meaning of Rule 10A-3(b)(1) under the Exchange Act. The Board has determined, based upon an interview of Jack D. Ladd and a review of Mr. Ladd’s responses to a questionnaire designed to elicit information regarding his experience in accounting and financial matters, that Mr. Ladd shall be designated as an “audit committee financial expert” within the meaning of Item 401(e) of SEC Regulation S-B, as Mr. Ladd has past employment experience in finance or accounting, requisite professional certification in accounting, or any other comparable experience or background which results in his financial sophistication. The Audit Committee assists the Board’s oversight of the integrity of the Company’s financial reports, compliance with legal and regulatory requirements, the qualifications and independence of the Company’s independent registered public accounting firm, the audit process, and internal controls. The Audit Committee operates pursuant to a written charter adopted by the Board. The Audit Committee is responsible for overseeing the corporate accounting and financing reporting practices, recommending the selection of the Company’s registered public accounting firm, reviewing the extent of non-audit services to be performed by the auditors, and reviewing the disclosures made in the Company’s periodic financial reports. The Audit Committee also reviews and recommends to the Board that the audited financial statements be included in the Company’s Annual Report on Form 10-K.

Following the end of the fiscal year ended December 31, 2007, the Audit Committee (1) reviewed and discussed the audited financial statements for the fiscal year ended December 31, 2007 with Company management; (2) discussed with the independent auditors the matters required to be discussed by SAS 61 (Codification of Statements on Auditing Standards), as may be modified or supplemented; and (3) received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1 (Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees), as may be modified or supplemented, and has discussed with the independent accountant its independence.

Based on the review and discussions referred to above, the Audit Committee had recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 for filing with the SEC.

/s/ The Audit Committee

Jack D. Ladd, Victor E. Alessi and Daniel B. Magraw

Section 16(a) Beneficial Ownership Reporting Compliance

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

Based solely upon a review of the Forms 3, 4, and 5 furnished to us for the fiscal year ended December 31, 2007, we have determined that our directors, officers, and greater than 10% beneficial owners, except as provided below, complied with all applicable Section 16 filing requirements.

Thomas Graham, Jr. and Larry Goldman were each late on one occasion in filing a transaction on Form 4.

Item 11.	Executive Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named executive officers during the 2006 and 2007 fiscal years.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Total ($)
Seth Grae CEO, President and Director	2006	254,762	5,050,000	1,319,240	6,624,002
	2007	275,000	127,088	1,670,845	2,072,933
Thomas Graham, Jr. - Chairman(3)	2006	91,722	26,250	186,567	304,539
	2007	160,000	33,649	207,944	401,593
Erik Hallstrom - Chief Operating Officer	2007	175,595	137,254	67,792	380,641

(1)	The fair market value of all stock options was calculated as of the date of grant using the Black-Scholes option pricing model.

(2)	The valuation of stock based compensation is based in accordance with Statement of Financial Accounting Standards No. 123R (revised 2004), “Share-Based Payment”.

(3)	Though his official title is Chairman of the Board of Directors, Mr. Graham is considered to be an executive officer of the Company.

Narrative disclosure to summary compensation table

On February 14, 2006, the Company entered into an employment agreement with Seth Grae, wherein the Company agreed to pay to Mr. Grae an annual salary of $275,000 for performing the duties described in the employment agreement. In addition, the Company agreed to issue to Mr. Grae 5,000,000 shares of common stock; all 5,000,000 shares of stock vested immediately on issuance. Mr. Grae’s employment officially commenced on March 17, 2006, the date that the Company obtained D&O liability insurance coverage, and terminates on the fifth anniversary of the date of the agreement.

Also on February 14, 2006, the Company entered into an option agreement with Seth Grae, wherein the Company granted to Mr. Grae 7,200,000 non-qualified stock options, with a term of ten years at an exercise price of $0.795 per share. Mr. Grae’s option vested with respect 6/48 of the total number of shares on the six month anniversary of the option agreement, and the remaining shares vest in equal monthly installments of 1/48 the total number of shares until all shares underlying the Option have vested. Mr Grae’s option will immediately and automatically vest in full upon a Change of Control, the termination of Mr. Grae’s employment by the Company without Cause, or the termination of Mr. Grae’s employment by Mr. Grae for Good Reason. “Change of Control,” “Cause,” and “Good Reason” are each defined in that certain employment agreement between Mr. Grae and the Company, dated February 14, 2006.

In December 2006, the Board of Directors granted to Mr. Grae 3 million shares of the Company’s common stock as a year end 2006 bonus.

On December 5, 2007, the Compensation Committee of the Board of Directors granted to Mr. Grae 363,108 shares of the Company’s common stock as part of its annual equity compensation to employees. Additionally on December 5, 2007, the Compensation Committee granted to Mr. Grae two separate incentive stock options to purchase the Company’s common stock. The first option is a 10 year option to purchase 1,089,324 shares of the Company’s common stock, vesting in equal monthly instalments over a three year period with an exercise price of $0.35. The second option is an 8 year option to purchase 5,000,000 shares of the Company’s common stock, vesting in equal monthly instalments over a two year period with an exercise price of $0.45.

On July 27, 2006, the Company granted to Mr. Graham, pursuant to the Company’s Second Amended and Restated 2006 Stock Plan, a non-qualified ten-year option for the purchase of 1,500,000 shares of the common stock of the Company, at an exercise price of $0.49 per share. Mr. Graham’s option vested with respect 1/36 of the total number of shares on the date of grant, and the remaining shares vest in equal monthly installments of 1/36 the total number of shares until all shares underlying the Option have vested. Mr. Graham’s option will immediately and automatically vest in full upon a Change of Control, the termination of Mr. Graham’s employment by the Company without Cause, or the termination of Mr. Graham’s employment by Mr. Graham for Good Reason. “Change of Control,” “Cause,” and “Good Reason” are each defined in that certain employment agreement between Mr. Graham and the Company, dated July 27, 2006.

On December 15, 2006, the Company and Mr. Graham entered into an agreement whereby the parties cancelled an option, held by Mr. Graham, to purchase 2,562,780 shares of the Company’s common stock at an exercise price of $10.00. In consideration for terminating the options above, the Company then granted to Mr. Graham a non-qualified two-year option for the purchase of 467,242 shares of the common stock of the Company, at an exercise price of $0.30 per share. The pricing and amount of shares granted to Mr. Graham was determined using the Black-Scholes option pricing model, so that the value of the cancelled and newly granted shares was the same.

In June 2007, Mr. Graham and the Company entered into an employment agreement, effective August 1, 2007, that superceded the prior employment agreement dated July 26, 2007. Under the terms of the new agreement, the Company agreed to pay Mr. Graham an annual salary of $210,000, as consideration for performance of his duties as an officer of the Company. In addition, the Company agreed to grant to Mr. Graham a ten-year incentive stock option for the purchase of 1,500,000 shares of the common stock of the Company at an exercise price of $0.27 per share. The initial term of Mr. Graham’s employment agreement is one year and will automatically extend for additional one-year periods unless terminated by either party in accordance with its terms and conditions.

On July 5, 2007, the Company granted to Mr. Graham, pursuant to the Company’s Second Amended and Restated 2006 Stock Plan, a non-qualified ten-year option for the purchase of 1,500,000 shares of the common stock of the Company, at an exercise price of $0.27 per share. Mr. Graham’s option vested with respect 1/36 of the total number of shares on the date of grant, and the remaining shares vest in equal monthly installments of 1/36 the total number of shares until all shares underlying the Option have vested. Mr. Graham’s option will immediately and automatically vest in full upon a Change of Control, the termination of Mr. Graham’s employment by the Company without Cause, or the termination of Mr. Graham’s employment by Mr. Graham for Good Reason. “Change of Control,” “Cause,” and “Good Reason” are each defined in that certain employment agreement between Mr. Graham and the Company, dated August 1, 2007.

On December 5, 2007, the Compensation Committee of the Board of Directors granted to Mr. Graham 96,141 shares of the Company’s common stock as part of its annual equity compensation to employees. Additionally on December 5, 2007, the Compensation Committee granted to Mr. Graham a 10 year incentive stock option to purchase 288,422 shares of the Company’s common stock, vesting in equal monthly instalments over a three year period with an exercise price of $0.35.

On January 24, 2007, the Company entered into an employment agreement with Mr. Hallstrom, dated February 1, 2007, pursuant to which the Company agreed to pay Mr. Hallstrom an annual salary of $200,000, as consideration for performance of his duties as Chief Operating Officer. In addition, the Company has agreed (i) to issue to Mr. Hallstrom 1,000,000 shares of common stock of the Company and (ii) pursuant to the Company’s 2007 Stock Plan, to grant to Mr. Hallstrom a ten-year incentive option for the purchase of 1,000,000 shares of the common stock of the Company, at an exercise price equivalent to the fair market price on February 1, 2007, the effective date of the Agreement. The term of the Agreement commenced on February 1, 2007, and will end when terminated by either party as provided in the Agreement. On April 12, 2007, the Company officially granted to Mr. Hallstrom the above listed shares of common stock, as well as the above listed 10 year incentive stock option to purchase 1,000,000 shares of the Company’s common stock, vesting monthly over three years with an exercise price of $0.30.

On December 5, 2007, the Compensation Committee of the Board of Directors granted to Mr. Hallstrom 185,804 shares of the Company’s common stock as part of its annual equity compensation to employees. Additionally on December 5, 2007, the Compensation Committee granted to Mr. Hallstrom a 10 year incentive stock option to purchase 557,413 shares of the Company’s common stock, vesting in equal monthly instalments over a three year period with an exercise price of $0.35.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END - 2007

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Seth Grae, President, CEO and Director	3,300,000	3,900,000	—	$0.795	02/14/16	—	—	—	—
	3,844,170(2)	—	—	$0.156	08/17/10	—	—	—	—
	1,486,412(3)	—	—	$0.39	01/31/07(4)	—	—	—	—
	—	1,089,324-	—	$0.35	12/05/17	—	—	—	—
	—	5,000,000-	—	$0.45	12/05/15	—	—	—	—
Thomas Graham, Jr. - Chairman	750,000	750,000	—	$0.49	07/27/16	—	—	—	—
	467,242	—	—	$0.30	12/15/08	—	—	—	—
	—	288,422	—	$0.35	12/05/17	—	—	—	—
	250,000	1,250,000	—	$0.27	07/05/17	—	—	—	—
Erik Hallstrom - Chief Operating Officer	208,332	791,668	—	$0.30	02/01/17	—	—	—	—
	—	557,413	—	$0.35	12/05/17	—	—	—	—
	—	—	—	—	—	722,222	$274,444	—	—

1.	The vesting schedules for each of the options listed is included in the respective narrative description set forth below.
2.
Mr. Grae was initially granted 150,000 stock options pursuant to his employment with Thorium Power Inc. (“TP Inc.”), prior to the merger with the Company. Upon consummation of the merger on October 6, 2006, and pursuant to the Agreement and Plan of Merger between the Company and TP Inc., these options to purchase 150,000 shares of TP Inc., at an exercise price of $4.00 per share, were converted into options to purchase 3,844,170 shares of the Company at an exercise price of $0.156.

3.
Mr. Grae was initially granted 28,000 stock options pursuant to his employment with TP Inc. prior to the merger with the Company. Upon consummation of the merger on October 6, 2006, and pursuant to the Agreement and Plan of Merger between the Company and TP Inc., these options to purchase 28,000 shares of TP Inc., at an exercise price of $10.00 per share, were converted into options to purchase 1,486,412 shares of the Company at an exercise price of $0.39.

4.	On January 16, 2007, these options were repriced to $0.50 and the term of the option was extended to January 31, 2009; on January 16, 2007, the trading price of the Company’s common stock was $0.38.

Narrative to outstanding equity awards table

This information is located in the narrative to the summary compensation table above.

DIRECTOR COMPENSATION - 2007

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Victor Alessi	40,000	9,776	49,776
Jack Ladd	20,000	29,776	49,776
Daniel Magraw	20,000	29,776	49,776

(1)	Each of Messrs. Alessi, Ladd and Magraw had an aggregate of 583,794 option awards outstanding as of December 31, 2007.

Narrative to director compensation table

We currently have three independent directors: Victor Alessi, Jack Ladd and Daniel Magraw. Mr. Alessi became a director of the Company on August 21, 2006. Pursuant to the Independent Director Contract between Mr. Alessi and the Company, Mr. Alessi receives $40,000 in cash per year for acting as a director of the Company. Messrs. Ladd and Magraw became directors of the Company on October 23, 2006. Pursuant to their respective Independent Director Contracts with the Company, each of Messrs. Ladd and Magraw receives $20,000 in cash per year and $20,000 worth of the Company’s common stock per year for serving on the board of directors of the Company. On December 5, 2007, the Compensation Committee of the Board of Directors granted to Mr. Magraw 27,931 shares of the Company’s common stock as part of its annual equity compensation to employees.

Additionally, each of Messrs. Alessi, Ladd and Magraw were granted non-qualified options to purchase up to 500,000 shares of the common stock of the Company which shall vest with respect to 1/36 of the total number of shares on the one month anniversary of the date of grant; the remaining shares will subsequently vest 1/36 on the first day of each month thereafter until all options have vested. Each option shall immediately and automatically vest in full upon the termination of the respective director’s employment by the Company without cause.

Except for Messrs. Alessi, Ladd and Magraw, all of our current directors are also our officers and are compensated for the services that they provide to us in their capacity as officers. Other than Messrs. Alessi, Ladd and Magraw, our current directors do not receive any additional compensation for the services they provide to us as directors. Directors are reimbursed for out of pocket expenses incurred as a result of their participation on our board.

On December 5, 2007, the Compensation Committee of the Board of Directors granted to each of Messrs. Alessi, Ladd and Magraw 27,931 shares of the Company’s common stock as part of its annual equity compensation to employees. Additionally on December 5, 2007, the Compensation Committee granted to each of Messrs. Alessi, Ladd and Magraw a 10 year incentive stock option to purchase 83,794 shares of the Company’s common stock, vesting in equal monthly instalments over a three year period with an exercise price of $0.35.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information known to us with respect to the beneficial ownership of our Common Stock as of the close of business on April 29,2008 for: (i) each person known by us to beneficially own more than 5% of our voting securities, (ii) each executive officer, (iii) each of our directors and nominees, and (iv) all of our executive officers and directors as a group:

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(1) (2)	Percent of Common Stock(3)
Seth Grae	23,131,071	7.50%
Thomas Graham, Jr.	3,373,186	1.12%
Erik Hallstrom	769,045	0.26%
Dan Magraw	713,189	0.24%
Victor Alessi	298,787	0.40%
Jack Ladd	442,226	0.15%
Directors and Officers as a Group (six people)	28,727,504	9.22%

(1)
The number of shares beneficially owned is determined under SEC rules, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power, and also any shares which the individual has the right to acquire within 60 days of the Record Date, through the exercise or conversion of any stock option, convertible security, warrant or other right (a “Presently Exercisable” security). Including those shares in the table does not, however, constitute an admission that the named shareholder is a direct or indirect beneficial owner of those shares.

(2)
Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of common stock listed as owned by that person or entity.

(3)
A total of 299,334,532 shares of the Company’s common stock are considered to be outstanding pursuant to Rule 13d-3(d)(1) under the Securities Exchange Act of 1934. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

Equity Compensation Plan Information

The following table provides information with respect to securities issued and issuable under equity compensation plans as of December 31, 2007:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (#)(2)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($)(3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a)) (#)(4)
Equity compensation plans approved by stockholders(1)	51,354,656	$0.44	23,645,344
Equity compensation plans not approved by stockholders	—	—	—
Total	51,354,656	$0.44	23,645,344

(1)	This plan is the Thorium Power, Ltd. 2006 Stock Plan
(2)	Includes an aggregate of 51,354,656 shares underlying stock options.
(3)	Weighted-average exercise price of outstanding options.
(4)	Includes an aggregate of 23,645,344 shares underlying stock options.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Transactions with Relater Persons, Promoters and Control Persons

None.

Director Independence

Our Board of Directors has determined that a majority of the members of the Board of Directors has no material relationship with the Company (either directly or as partners, stockholders or officers of an organization that has a relationship with the Company) and is independent within the meaning of the Nasdaq listing standards. Thomas Graham, our Chairman, and Seth Grae, our President and Chief Executive Officer, are not considered to be independent.

Furthermore, the Board has determined that each of the members of the Audit Committee, the Compensation Committee and the Nominating and Governance Committee has no material relationship to the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company) and is independent within the meaning of the Nasdaq listing standards.

Item 14.	Principal Accountant Fees and Services.

Independent Registered Public Accounting Firm’s Fees

The following is a summary of the fees billed to the Company by Child, Van Wagoner & Bradshaw, PLLC (“CVWB”) for professional services rendered for the fiscal years ended December 31, 2007 and 2006, respectively:

	2007	2006(5)

Audit fees(1)	$35,000	$18,000
Audit-related fees(2)	0	0
Tax fees(3)	0	0
All other fees(4)	0	6,500

(1)
Consists of fees billed for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

(2)
Consists of assurance and related services that are reasonably related to the performance of the audit and reviews of our financial statements and are not included in “audit fees” in this table. The services provided by our accountants within this category consisted of advice relating to SEC matters and employee benefit matters.

(3)	Consists of professional services rendered by a company aligned with our principal accountant for tax compliance, tax advice and tax planning.

(4)	The services provided by our accountants within this category consisted of advice and other services relating to our transaction with the Pequot entities and other matters.

(5)
On October 6, 2006, the Company acquired Thorium Power Inc. (“TP Inc.”). This transaction was accounted for as a reverse acquisition. CVWB were the auditors for TP Inc. prior to the transaction and continue to be the auditors for the combined company. These fees represent fees paid to CVWB for services in 2006.

Pre-Approval Policies and Procedures

The Audit Committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by the Company’s independent registered public accounting firm. This policy generally provides that the Company will not engage its independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by the Audit Committee or the engagement is entered into pursuant to one of the pre-approval procedures described below.

From time to time, the Audit Committee may pre-approve specified types of services that are expected to be provided to the Company by its independent registered public accounting firm during the next 12 months. Any such pre-approval is detailed as to the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.

The Audit Committee has also delegated to the chairman of the Audit Committee the authority to approve any audit or non-audit services to be provided to the Company by its independent registered public accounting firm. Any approval of services by a member of the Audit Committee pursuant to this delegated authority is reported on at the next meeting of the Audit Committee.

Item 15.	Exhibits.

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

10.32
Employment Agreement, dated February 1, 2007, between James Guerra and Thorium Power, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 23, 2007)

10.33
Agreement for Ampoule Irradiation Testing in 2006-2007, dated December 28, 2007, between Thorium Power, Inc. and Russian Research Centre Kurchatov Institute (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K, filed on March 27, 2008)

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

Date: April 30, 2008
THORIUM POWER, LTD.

By:  /s/ Seth Grae

Seth Grae
Chief Executive Officer, President and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE

/s/ Seth Grae	Chief Executive Officer, President and Director
Seth Grae	(Principal Executive Officer)

/s/ James Guerra	Chief Financial Officer and Treasurer
James Guerra	(Principal Financial Officer)

/s/ Thomas Graham, Jr.	Director
Thomas Graham, Jr.

/s/ Victor Alessi	Director
Victor Alessi

/s/ Jack Ladd	Director
Jack Ladd

/s/ Dan Magraw	Director
Dan Magraw