Form 10-Q
period 2008-03-31
Thorium Power, Ltd
filed 2008-05-13
CIK 1084554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File Number: 000-28543

THORIUM POWER, LTD.
(Exact name of registrant as specified in its charter)

Nevada	91-1975651
(State or other jurisdiction of incorporation or organization)	(I.R.S. Empl. Ident. No.)

8300 Greensboro Drive, Suite 800 McLean, VA 22102 (Address of principal executive offices, Zip Code)

703.918.4904
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐		Accelerated Filer ☐
Non-Accelerated Filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of April 30, 2008 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	299,334,532

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

ITEM 1. FINANCIAL STATEMENTS

THORIUM POWER, LTD.

UNAUDITED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2008 AND 2007

TABLE OF CONTENTS

Page
Condensed Consolidated Balance Sheets	2
Condensed Consolidated Statements of Operations and Comprehensive Loss	3
Condensed Consolidated Statements of Cash Flows	4
Condensed Consolidated Statement of Changes in Stockholders’ Equity	5
Notes to Consolidated Financial Statements	6-10

Thorium Power Ltd.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2008	2007
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$4,705,577	$9,907,691
Marketable securities - available for sale	1,996,925	-
Prepaid expenses & other current assets	232,158	204,035
Deferred project costs	51,729	371,631
Total Current Assets	6,986,389	10,483,357

Property Plant and Equipment –net	27,665	30,676

Other Assets
Patent costs – net	217,875	217,875
Security deposits	2,049	2,049
Total Other Assets	219,924	219,924

Total Assets	$7,233,978	$10,733,957

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable and accrued liabilities	$2,645,888	$2,122,649
Current portion long term debt	-	4,651
Customer deposit and other current liabilities	493,095	1,206,875
Deferred revenue	-	3,793,125
Total Current Liabilities	3,138,983	7,127,300

Notes Payable - long term	-	5,782

Total Liabilities	3,138,983	7,133,082

Commitments and contingencies

Stockholders' Equity
Preferred stock, $-.001 par value, 50,000,000 authorized shares, no shares issued and outstanding	-	-
Common stock, $-.001par value, 500,000,000 authorized, 299,334,532 shares issued and outstanding at March 31, 2008 and 299,014,182 shares issued and outstanding at December 31, 2007	299,334	299,014
Additional paid in capital - stock and stock equivalents	43,156,026	41,791,735
Deficit	(39,418,507)	(38,630,572)
Common stock reserved for issuance, 2,000,000 shares at March 31, 2008 and December 31, 2007	590,000	590,000
Accumulated other comprehensive income (loss)	(101,580)	30,143
Deferred stock compensation	(430,278)	(479,445)
Total Stockholders' Equity	4,094,995	3,600,875

Total Liabilities and Stockholders' Equity	$7,233,978	$10,733,957

The accompanying notes are an integral part of these consolidated financial statements

Thorium Power Ltd.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended
	March 31,
	(Unaudited)
	2008		2007
Revenue:	$		$
Consulting revenue		3,815,125		-
Total Revenue		3,815,125		-

Cost of Consulting Services Provided		1,648,004		-

Gross Margin		2,167,121		-

Operating Expenses
General and administrative		1,519,046		1,525,779
Research and development expenses		130,661		28,683
Stock-based compensation		1,363,803		1,335,517
Total Operating Expenses		3,013,510		2,889,979

Operating loss		(846,389)		(2,889,979)

Other Income and (Expenses)
Interest income/expense, other		89,282		112,586
Total Other Income and Expenses		89,282		112,586

Net loss before income taxes		(757,107)		(2,777,393)

Income taxes		30,828		-

Net loss		(787,935)		(2,777,393)

Other Comprehensive Income (Loss)
Unrealized gain (loss) marketable securities		(131,723)		8,720

Total Comprehensive Loss		$(888,830)		$(2,768,673)

Net Loss Per Common Share, Basic and diluted		$(.00)		$(.01)
Weighted Average Number of shares outstanding for the period used to compute per share data		299,064,014		295,165,399

The accompanying notes are an integral part of these consolidated financial statements

Thorium Power Ltd.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31
	(Unaudited)
	2008	2007
Operating Activities:
Net Loss	$(787,935)	$(2,777,393)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Shares issued for other than cash for payment of expenses	1,363,803	1,430,673
Depreciation and amortization	3,011	978
Amortization of deferred revenue	(3,793,125)	0
Amortization of deferred project costs	1,609,129	0
Unrealized loss on marketable securities – available for sale	(131,723)	0
Changes in non-cash operating working capital items:
Prepaid expenses and other current assets	(28,123)	247,776
Accounts payable, accrued liabilities and other current liabilities	523,239	(802,187)
Other current liabilities	(713,780)	0
Deferred project costs	(1,289,227)	0
Net Cash Used In Operating Activities	(3,244,731)	(1,900,153)

Investing Activities:
Net Cash Used In Investing Activities	-	-

Financing Activities:
Proceeds from issue of common shares	49,975	-
Payments on notes payable and other	(10,433)	(1,427)

Net Cash Provided By (Used In) Financing Activities	39,542	(1,427)

Net Decrease In Cash and Cash Equivalents	(3,205,189)	(1,901,580)

Cash and Cash Equivalents, Beginning of Period	9,907,691	10,927,775
Reclassification of cash equivalents to marketable securities - available for sale	(1,996,925)	-

Cash and Cash Equivalents, End of Period	$4,705,577	$9,026,195

Supplemental Disclosure of Cash Flow Information
Cash paid during the year:
Interest paid	$183	$323
Income taxes paid	$30,828	$-
Non-cash transactions
Conversion of liabilities to equity	$-	$1,166,440

The accompanying notes are an integral part of these consolidated financial statements

Thorium Power Ltd.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For Three Months Ended March 31, 2008 (Unaudited) and Year Ended December 31, 2007

	Common Stock		Additional		Stock Committed	Accumulated	Deferred	Treasury Stock		Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Future Issuance	Comprehensive Income	Stock Compensation	Shares	Amount	Equity

Balance - December 31, 2006	257,291,709	$257,292	$23,148,560	$(27,177,989)	$1,200,000	$18,861	$(285,200)	$(850,000)	(255,850)	$(3,094,326)
Issuance of stock for services	808,916	809	232,678							233,487
Issuance of stock for payment of liabilities	714,120	714	277,727							278,441
Stock based compensation - shares committed for future issuance and issued	2,350,000	2,350	866,150		(1,200,000)					(331,500)
Stock Option Expense			3,991,317							3,991,317
Net loss for the period				(11,452,583)						(11,452,583)
Unrealized gains on marketable securities						11,282				11,282
Amortization of deferred stock compensation costs							395,755			395,755
Reclassification of warrant liability to additional paid in capital			1,132,444							1,132,444
Cashless exercise of stock options and warrants	888,534	888	(888)							-
Retirement of treasury stock	(850,000)	(850)	(255,000)					850,000	255,850	-
Stock settlement – merger	128,139	128	37,032							37,160
Stock based compensation - officers, directors and employees	1,022,927	1,023	357,002							358,025
Reclassification of temporary equity to permanent equity	36,659,837	36,660	12,004,713							12,041,373
Stock based compensation – shares committed for future issuance					590,000		(590,000)			-
Balance - December 31, 2007	299,014,182	$299,014	$41,791,735	$(38,630,572)	$590,000	$30,143	$(479,445)	$-	-	$3,600,875
Unrealized loss on marketable securities						(131,723)				(131,723)
Exercise of stock options	320,350	320	49,655							49,975
Stock option expense			1,314,636							1,314,636
Stock based compensation - officers, directors and employees							49,167			49,167
Net loss for the period				(787,935)						(787,935)
Balance - March 31, 2008	299,334,532	299,334	43,156,026	(39,418,507)	590,000	(101,580)	(430,278)	-	-	4,094,995

The accompanying notes are an integral part of these consolidated financial statements

Thorium Power, Ltd.
Notes to the Condensed Consolidated Financial Statements

1.  Basis of presentation and nature of operations

a)  Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiary have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulation and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2007, included in our Annual Report on Form 10-K for the year ended December 31, 2007.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month periods have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

b)  Nature of Operations

Radkowsky Thorium Power Corp., incorporated in the state of Delaware on January 8, 1992 (“Inception”), changed its name to Thorium Power, Inc. in Apri1 2001. On February 14, 2006 Novastar Resources Ltd. (“Novastar”), now called Thorium Power Ltd., entered into an Agreement and merged on October 6, 2006 with Thorium Power, Inc. (Collectively after the merger, all entities are referred to as the “Company" or “Thorium”). Thorium is engaged in two business segments. The first business segment is the development, promotion and marketing of its patented nuclear fuel designs: (1) thorium/uranium nuclear fuel and (2) thorium/reactor-grade plutonium disposing fuel. The Company also has a conceptual design of a thorium/weapons-grade plutonium disposing fuel. These fuels are designed to be used in existing light water reactors. Presently, we are focusing most of our efforts on demonstrating and testing our nuclear fuel technology for the Russian designed VVER-1000 reactors. Operations to date have been devoted primarily to continued development of our fuel designs, filing for certain patents relating to our technology, developing strategic relationships within the nuclear power industry, securing political and some financial support from the United States and Russian governments

Our business model expanded in 2007 and our second business segment is providing consulting and strategic advisory services to companies and governments planning to create or expand electricity generation capabilities using nuclear power plants. We started working on our first consulting project in December 2007 and completed this first consulting project in March 2008. We secured our second consulting project in March 2008 and are working to expand our consulting business in 2008 and future years.

Once our reactor fuels are further developed and tested, we plan to license our intellectual property rights to fuel fabricators, nuclear generators, and governments for use in commercial light water nuclear reactors, or sell the technology to a major nuclear company or government contractor or some combination of the two. We anticipate having the final design of our fuel technology for VVER-1000 reactors and demonstration of our fuel in a VVER-1000 operating reactor commence in the next three to four years. Presently all our research, testing and demonstration activities are being conducted in Russia. Our research operations are subject to various political, economic, and other risks and uncertainties inherent in Russia.

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

2.  Summary of significant accounting policies

a) Consolidation

These financial statements include the accounts of Thorium Ltd (a Nevada corporation) and our wholly-owned subsidiary, Thorium Power, Inc. (a Delaware corporation).

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

These consolidated financial statements include some amounts that are based on management's best estimates and judgments. The most significant estimates relate to valuation of stock grants, stock options and stock purchase warrants, the net operating loss carry-forward and the valuation allowance for deferred taxes and various contingent liabilities. These above-mentioned estimates and others may be adjusted as more current information becomes available, and any adjustment could be significant in future reporting periods.

c) Revenue Recognition

Revenue—at the present time we are deriving all of our revenue from our consulting business segment, by offering consulting and strategic advisory services to foreign governments planning to create or expand electricity generation capabilities using nuclear power plants. Our fee type and structure that we offer for each client engagement is dependant on a number of variables, including the size of the client, the complexity, the level of the opportunity for us to improve the client’s electricity generation capabilities using nuclear power plants and other factors. All of the Company's revenues for the first quarter of 2008 had been derived from the completion of substantially all the defined contract deliverables required from the first consulting contract that we entered into in December 2007.

Thorium Power, Ltd.
Notes to the Condensed Consolidated Financial Statements

Our first consulting contract was with one foreign country, where the consulting fee was fixed and determinable under the contract. The consulting fee could have been refundable under the provision of this contract if we would have breached the contract, such as not deliver the final report to the foreign government. Therefore, based on these contract terms, the consulting fee revenue from this contract was recognized on the completed performance model. We completed substantially all of the deliverables in our first consulting project in March 2008 and therefore recognized all of the revenue in accordance to the completed performance model revenue recognition guidelines. We received all of this revenue in December 2007, in advance of our billing in March 2008. The amount billed in advance of the period in which service is rendered was recorded as a liability in the accompanying balance sheet captioned “Deferred revenue”, in 2007.

Based on the completion of the above contract and the current work we are performing on new consulting contracts that we entered into, we are no longer a development stage company in 2008, as we have now have a consulting services business segment that has recognized revenue earned in the first quarter of 2008 and will continue to recognize revenue in future periods.

The total consulting revenue recognized under this contract during the three months ended March 31, 2008 was $3,793,125, which was the balance in the deferred revenue balance sheet account at December 31, 2007, as no revenue from this contract had been recognized in 2007. All costs directly related to producing the final report or completion of this project, such as consulting costs, other professional fees and various administrative support and other costs, were capitalized as deferred project costs (current asset on the accompanying balance sheet). Deferred project costs are then recognized or amortized to an expense captioned, cost of consulting services provided, on the accompanying statement of operations, when the revenue is to be recognized or when the project was completed in the first quarter of 2008. Total deferred project costs that were charged to expense or cost of consulting services provided for the three months period ended March 31, 2008 was $1,648,004. Indirect corporate overhead incurred that was not allocated to the consulting business segment is being reported in the business segment information chart in note 4 as unallocated corporate overhead costs.

The deferred project costs at March 31, 2008, for our larger follow-on consulting project that we started in March 2008 with the same foreign country totaled $51,729. We anticipate recognizing revenue of $4.3 million from this second consulting project in future reporting periods, and will therefore charge any corresponding deferred project costs in the future reporting periods to cost of consulting services provided.

Travel costs and other reimbursable costs were offset, in accordance with the consulting agreement, against the balance sheet account captioned customer deposit account, which is shown as a current liability on the balance sheet. The customer deposit account is money advanced to us for expenses incurred that were in accordance with the contract, are to be reimbursed back to us. The total travel and other reimbursable expenses charged for this first consulting project, for the three months ended March 31, 2008 was $713,780.

The Company’s future operations and earnings will depend on the results of the Company’s operations in foreign countries. There can be no assurance that the Company will be able to successfully conduct such operations, and a failure to do so would have a material adverse effect on the Company’s financial position, results of operations, and cash flows. Also, the success of the Company’s operations will be subject to numerous contingencies, some of which are beyond management’s control. These contingencies include general and regional economic conditions, prices for the Company’s services, competition, and changes in regulations. Because the Company is dependent on international operations, particularly in one country right now, the Company will be subject to various additional political, economic, and other uncertainties.

For our first business segment, once the company's thorium-based nuclear fuel designs have advanced to a commercially usable stage the company will seek to license its technology to major government contractors or nuclear companies, working for the US and other governments. We expect that our revenue from license fees will be recognized on a straight-line basis over the expected period of the related license term.

d) Segment Reporting

The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company's chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company's reportable segments. The Company has determined that the Company has two operating segments as mentioned above and defined by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”. The two reporting business segments are our fuel technology business segments and our consulting services business.

e) Deferred Project Costs

The Company defers certain costs related to its consulting business segment, until the Company recognized revenue in accordance with its agreement. These costs are then expensed in the period in which the consulting project or deliverable as specified in the contract is obtained. Management periodically reviews and revises, when necessary, its estimate of the future benefit of these costs and expenses them if it is deemed there no longer is a future benefit. At March 31, 2008, and December 31, 2007, capitalized deferred project costs totaled $51,729 and $371,631, respectively.

f) Cash and Cash Equivalents and Marketable Securities

At March 31, 2008 the Company held auction rate and other government bonds that were purchased in December 2006 with a total original cost of $2,114,443, which now carry a fair market value of $1,996,925 (total unrealized loss on these securities of $117,518 for the three months ended March 31, 2008). These securities are now being reclassified at March 31, 2008, based on a change of market conditions in these securities in the auction market for the three months ended March 31, 2008 as mentioned below, from cash equivalents to marketable securities available for sale in the accompanying balance sheet and statement of cash flows at March 31, 2008 and for the three months then ended.

These securities as well as cash equivalents, all being held by one prominent US financial institution had a total market value of $5,850,640 at March 31, 2008. These auction rate securities were defined and classified by this financial institution as cash equivalents at December 31, 2007 and 2006. These securities were liquid to the company in 2007 and 2006 with cash available on an as needed basis to the company on a weekly or monthly basis (less than a 3 month period which is the company’s policy for cash equivalents). This financial institution reported the cost and fair market value of these securities as being the same throughout the 2007 year and at the years ended December 31, 2007 and 2006, with no realized or unrealized gain or loss in market value on these auction rate securities in 2007 and 2006. Based on the company’s favorable sales experience as finding these securities liquid in 2007 and 2006 and based on information received from this prominent financial institution at December 31, 2007 and 2006, the company classified these securities in the same manner as this financial institution did at December 31, 2007 and 2006, as cash equivalents at December 31, 2007 and 2006.

However, for the three months ended March 31, 2008, market conditions for these securities started to change and the company, due to the decline in the liquidity and market value of these securities for the three month period ended March 31, 2008, reclassified these securities from cash equivalents to marketable securities. This reclassification was recorded on the cash flow statement for the three months ended March 31, 2008 of $1,996,925 with the cash at the beginning of the period on the statement of cash flows changed from $9,907,691 to $7,910,766, a decrease of $1,996,925, that was a result of this reclassification at March 31, 2008 from cash equivalents to marketable securities available for sale. These marketable securities have various maturities ($738,200 – mature 6/1/30, $752,377 – mature 12/15/39 and $506,348 mature 10/1/08).

The Company’s investments in these marketable securities are classified as available-for-sale securities under FAS-115, Accounting for Certain Investments in Debt and Equity Securities. These securities are reported at their fair market value, with unrealized holding gains and losses reported in other comprehensive income. The total unrealized loss reported on all securities for the three months ended March 31, 2008 are $131,723 which is being recorded in other comprehensive loss for the three months ended March 31, 2008.

Thorium Power, Ltd.
Notes to the Condensed Consolidated Financial Statements

3.  Financial Status of the Company - March 31, 2008

Management anticipates, based on its current projected working capital requirements, that it will have enough working capital funds to sustain its current operations at its current operating level, until sometime during the second quarter of 2009. The Company anticipates generating revenue from its present and future consulting contracts it currently anticipates it will obtain in 2008. If future consulting contracts are not obtained, the Company will have future issuances of its stock or incur debt, in order to provide funds to continue its operations into 2009 and beyond.

4. Business Segments

The Company has two principal operating segments, which are fuel technology and consulting services. These operating segments were determined based on the nature of the operations and the services offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer, chief operating officer and chief financial officer have been identified as the chief operating decision makers. The Company’s chief operating decision makers direct the allocation of resources to operating segments based on the profitability and cash flows of each respective segment.

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The accounting policies of the business segments are the same as those described in “Note 1: Summary of Significant Accounting Policies.” There is no allocation of corporate level assets or expenses even though they contribute to both segments. The following tables show the operations of the Company’s reportable segments:

	Fuel Technology	Consulting	Corporate and Eliminations	Total

Net sales	0	3,815,125	0	3,815,125

Income before taxes	(389,521)	2,167,121	(2,534,707)	(757,107)

Total assets	217,875	51,729	6,964,374	7,233,978

Property additions	0	0	0	0

Interest expense	0	0	183	183

Depreciation	0	0	3,010	3,010

5.  Research and Development Costs

Research and development costs, included in the statement of operations amounted to $130,661 and $28,683 for the three months ended March 31, 2008 and 2007, respectively and total cumulative expense of $4,813,974 from January 8, 1992 (date of inception of Thorium Power, Inc.) to March 31, 2008.

6.  Stockholders' Equity

Total Common stock outstanding at March 31, 2008 was 299,334,532. At March 31, 2008, there were 768,834 stock purchase warrants and 51,534,306 stock options outstanding, all totaling 351,637,672 of total stock and stock equivalents outstanding at March 31, 2008.

a) Common Stock Issuances – Exercise of stock options

On March 14, 2008, 320,350 stock options that were assumed in the merger and held by one consultant, was exercised at a strike price of $.156 per share for total consideration of $49,975. Accordingly, 320,350 shares of the company’s common stock were issued in accordance with this option agreement.

b) Share-based Compensation

Total stock options outstanding at March 31, 2008 were 51,534,306 and 27,830,562 of these total options were vested at March 31, 2008.

Stock option transactions to the employees, directors, advisory board members and consultants are summarized as follows for March 31, 2008:

2008
Stock Options Outstanding
Beginning of the Year	51,354,656
Granted	500,000
Exercised	(320,350)
Forfeited	-
Outstanding end of the period	51,534,306
Options exercisable at the end of the period	27,830,562

The above table includes options issued as of March 31, 2008 as follows:

i.	A total of 13,504,742 non-qualified 5-10 year options have been issued by Thorium Power, Ltd., to advisory board members at exercise prices of $0.30 to $0.64 per share.

Thorium Power, Ltd.
Notes to the Condensed Consolidated Financial Statements

ii.
A total of 31,552,636 5-10 year options have been issued to directors, officers and employees of the Company, at exercise prices of $0.24 to $0.80 per share. From this total, 18,619,906 options are outstanding to the Chief Executive Officer who is also a director, .with remaining contractual lives of 1-9.9 years. All other options issued have a remaining contractual life ranging from 4.75 years to 9.9 years.

iii.	A total of 6,476,928 non-qualified 3-10 year options have been issued to consultants of the Company, at exercise prices of $0.16 to $0.35 per share.

The following table provides certain information with respect to the above-referenced stock options that are outstanding and exercisable at March 31, 2008:

	Stock Options Outstanding		Stock Options Vested
Exercise Prices	Weighted Average Remaining Contractual Life - Years	Number of Awards	Number of Awards	Weighted Average Exercise Price
$0.16 - $0.29	3.7	16,641,813	12,584,880	$0.19
$0.30-$0.44	8.1	12,709,503	2,404,796	$0.37
$0.45-$0.63	5.5	12,982,990	7,882,547	$0.50
$0.64-$0.80	7.9	9,200,000	4,958,339	$0.77

Total	6.0	51,534,306	27,830,562	$0.42

The aggregate intrinsic value of stock options outstanding at March 31, 2008 was $1,132,639 of which $1,132,639 related to vested awards. Intrinsic value is calculated based on the difference between the exercise price of the underlying awards and the quoted price of our common stock as of the reporting date ($0.28 per share amounts as of March 31, 2008)

Assumptions used in the Black Scholes option-pricing model for the three months ended March 31, 2008 were as follows:

Average risk-free interest rate	4.06% - 4.45%
Average expected life	5-10 years
Expected volatility	99% - 275%
Expected dividends	0%

During the three months ended March 31, 2008 and 2007, $1,363,803 and $1,335,517 was recorded as stock-based compensation expense in the statement of operations, respectively. The result of all the above stock option grants that occurred after January 1, 2006 for Thorium Power Inc and stock option grants for Thorium Power Ltd that were recorded in the statement of operations totaled $1,314,636 for the three months ended March 31, 2008 and $5,355,120 for the period from January 1, 2006 to March 31, 2008 (non-deductible for tax purposes, may provide a tax deduction for the Company when exercised). Some volatility factors used for five option grants in its fiscal year ended June 30, 2006 for Novastar, calculated the volatility factor for Black Scholes using the term of the option, which is general practice, not from the announcement date of the merger, January 5, 2006, which was later determined to be a more applicable date range due to the announcement date being the date the stock market reflected the merger in the valuation of the Company's stock. This difference in these volatility factors for these five option grants is not material to these financial statements, therefore, no current adjustment to the volatility factors was made to these financial statements for these five option grants and we have decided to continue to use these factors for future expense recognition of options under SFAS #123R.

Stock compensation to two executive officers totaled $590,000, as a one time stock grant pursuant to employment agreements that entered into in 2007, recorded to common stock reserved for issuance. The amortization of deferred stock compensation, recorded as stock based compensation for the three months ended March 31, 2008 was $49,167.

c). Warrants

There were 768,834 warrants outstanding as of March 31, 2008.

At March 31, 2008 the range of warrant prices for shares under warrants and the weighted-average remaining contractual life are as follows:

	Warrants Outstanding and Exercisable
Warrants - Exercise Price	Number of Warrants	Weighted Average Remaining Contractual Life - Years

$0.39	768,834	.4

On November 17, 2006 the Board of Directors of Thorium Power, Ltd. authorized the extension of the expiration date of all common stock purchase warrants above by six months from the expiration date identified on the respective warrants.

d). Common Stock and Warrants reserved for Future Issuance

Thorium Power, Ltd.
Notes to the Condensed Consolidated Financial Statements

Common stock reserved for future issuance consists of:

	Shares of	Stock
	Common	Purchase
	Stock	Warrants	Amount
Stock-based Compensation	2,000,000	0	$590,000

The Compensation Committee of the Board of Directors unanimously voted to issue 2 million shares of restricted stock as an incentive for the Company’s COO and CFO to work for the Company. The price used to value these shares was the market price as of the date of the stock grant.

7.  Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting and the amounts recognized for income tax purposes. The significant components of deferred tax assets (at a 40% effective tax rate) as of March 31, 2008 are as follows:

	Total Amount	Deferred Tax Asset Amount
Assets
Stock-based compensation	$5,335,120	$2,134,048
Approximate net operating loss carry-forward	12,100,000	4,840,000
Less: valuation allowance	(17,435,120)	(6,974,048)
	$-	$-

Management currently believes that it is more likely than not that the forecasted taxable income will not be sufficient to utilize the tax loss carry-forward, which totaled approximately $12.1 million before their expiration in the years 2026 through 2028, to fully recover the deferred tax asset. The Company has net operating loss carry-forward for federal and state tax purposes with substantially all of the net operating losses expected to expire unused or not be available to offset future taxable income, due to the Internal Revenue Code Section 382 limitation for the ownership change that occurred on October 6, 2006. As a result, the amount of the deferred tax assets considered realizable was reduced 100% by a valuation allowance. In the near term, the company will compute the actual Internal Revenue Code Section 382 limitation which will change the reported net operating loss carry-forward and the valuation allowance shown above. The Company has no other deferred tax assets or liabilities.

The company had paid income taxes of $30,822 due to the reason that many of the company’s operating expenses in its 2006 tax year were classified under the internal revenue code as start up costs and were not deductible for tax purposes and the company had interest income that was taxable for tax purposes. This tax amount is not included in the above deferred tax asset information as it is deemed not significant at March 31, 2008.

8.  Research Agreement

On December 27, 2007, Thorium Power, Inc. (“TPI”), a wholly-owned subsidiary of the Company, entered into an agreement for ampoule irradiation testing (the “Agreement”) with the Russian Research Centre “Kurchatov Institute” (“Kurchatov”). The ampoule irradiation testing program has been ongoing since 2002 pursuant to earlier agreements between TPI and Kurchatov. Under the Agreement TPI agreed to compensate Kurchatov for irradiation testing of TPI’s proprietary nuclear fuel designs conducted in 2006 and 2007. Pursuant to the Agreement, TPI is obligated to pay to Kurchatov $410,000.00 (liability accrued December 31, 2007), and Kurchatov is obligated to transfer to TPI the worldwide rights in all of the test data generated in the course of the irradiation testing of TPI’s proprietary nuclear fuel designs in 2006 and 2007 and Kurchatov agrees not to use, in any manner, the work product associated with such testing or exercise any rights associated therewith without the written consent of TPI. Further, Kurchatov is obligated to provide to TPI and its affiliates specified information and documentation for audit purposes, and to obtain any and all permits from Russian governmental entities which may be required in order for Kurchatov to perform under the Agreement. In addition to this agreement, there are consulting agreements with several consultants working on various projects for the company, which total approximately $15,000 per month.

9.  Commitments and Contingencies

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

General Overview

We are a developer of proprietary nuclear fuel designs and a provider of nuclear energy consulting services, each of which will be described in the following sections.

Consulting Business Segment

Presently all of our revenue comes from one foreign government-owned entity. We were retained by this foreign government-owned entity on November 30, 2007 to provide consulting services designed to produce a roadmap that would constitute the first phase of a feasibility study (“Roadmap”) for a prospective program to deploy civilian nuclear power plants within the foreign country, whereby acting as strategic advisor for the entity responsible for managing nuclear energy related activities in the country. The Roadmap contract agreement called for a $5 million upfront payment for professional fees and expenses, for a 15 week effort to develop a roadmap with recommendations related to timelines, organizational structure and priorities for subsequent phases of the country’s future nuclear energy program. We completed the Roadmap project in March 2008 and then entered into a larger follow-on consulting agreement (“Quickstart”) with the same foreign government-owned entity. The terms of the Quickstart project calls for an upfront payment of professional fees to Thorium Power of $4.3 million for a 3 month period. Certain reimbursable expenses that are to be paid back to us are capped at 20% of the total professional fees and will be billed separately to this entity.

In future consulting engagements, including services for other clients, we expect that revenues may be derived from fixed professional fee agreements or from fees generated through hourly rates billed on a time and expense basis. In the future, we may recognize revenue as the consulting services are performed (percentage of completion) instead of at the completion date of the project, as we did for the Roadmap project. Going forward, we aim to enter into additional consulting contracts to provide support and assistance to commercial and governmental entities that are looking to develop and expand their nuclear power industry capabilities and infrastructure. Our growth strategy in the consulting services business is focused on the following:

Primarily: Further strengthening the relationship with our one existing client and increasing the revenue potential by providing additional consulting services;

Secondarily: Expanding our client base by further penetrating our markets and attracting new clients with similar needs as our existing client, and also enhancing and extending our services, including the creation of new service offerings

Our most significant expense related to our consulting business segment is the cost of services before reimbursable expenses, which generally relates to costs associated with generating consulting revenues, and includes employee payroll expenses and benefits, contractor compensation, vendor compensation, marketing expenses and direct costs of training and recruiting the consulting staff. Consultant compensation consists of salaries, incentive compensation and benefits. As revenues are generated from services performed by our permanent staff and contractors, our success depends on attracting, retaining and motivating talented, creative and experienced professionals at all levels.

Nuclear Fuel Technology Business Segment

For almost the past decade we have been engaged in the development of proprietary nuclear fuel designs which we intend ultimately to introduce for sale into two markets: (1) nuclear fuel designs for use in commercial nuclear power plants and (2) nuclear fuel designs for reactor-grade plutonium disposition. In addition, we have a conceptual nuclear fuel design for weapons-grade plutonium disposition. These three types of fuel designs are primarily for use in existing or future VVER-1000 light water reactors. We have also been conducting research and development relating to a variant of these nuclear fuel designs for use in existing pressurized water reactors (PWR).

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

While we do not currently have any direct revenues from our research and development activities regarding our proprietary nuclear fuel technology, and expect that we will not generate licensing revenues from this business for several years, until our fuel designs can be fully tested and demonstrated and we obtain the proper approvals to use our nuclear fuel designs in nuclear reactors, we are utilizing certain common corporate capabilities in both our technology and consulting businesses. We believe we can leverage our general nuclear technology, business and regulatory expertise and industry relationships, to optimize our technology development plans as well as create integrated advisory services with the highest levels of expertise and experience in the nuclear power industry. Additionally, our knowledge of and credibility in addressing proliferation related issues that we have developed over many years, benefit our new consulting business. Our advisory services include a focus on non-proliferation and operational transparency of nuclear power programs.

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

Our major challenge in pursuing our business is that the decision making process for nuclear power programs typically involves careful consideration by many parties and therefore requires significant time. Also, many of the potential clients that could benefit from our services are in regions of the world where tensions surrounding nuclear energy are high, or in countries where public opinion play an important role. Domestic and international political pressure may hinder our efforts to provide nuclear energy services, regardless of our focus on non-proliferative nuclear power.

Proprietary Nuclear Fuel Technology Development

We believe that a major opportunity for us is the possibility that our fuel designs, which are currently in the research and development stage, will be used in the manufacturing of nuclear fuel utilized in many existing light water nuclear reactors in the future. Light water reactors are the dominant reactor types currently in use in the world and fuels for such reactors constitute the majority of the commercial market for nuclear fuel. Our focus is on two different types, or variants, of thorium-based fuel designs. The first is designed to provide reactor owner-operators with an economically viable alternative fuel that will not generate weapons-usable plutonium in the spent fuel. The second is designed to dispose of reactor-grade plutonium that has been extracted from spent fuel from commercial rectors and stockpiled in Russia, Western Europe, the U.S., Japan and other countries. We also have developed a conceptual design for a fuel to dispose of weapons-grade plutonium that is stockpiled in Russia and the United States. All three of these fuel variants are expected to have additional benefits, including reduced volume and reduced long-term radio-toxicity of spent fuel for the same amount of electricity generated, as compared with the uranium fuels that are currently used in light water reactors.

We, through our wholly owned subsidiary Thorium Power, Inc., have been developing relations with relevant entities within the United States and Russian governments for over fourteen years. Thorium Power, Inc., in cooperation with these governments, has been demonstrating its fuel designs in a research reactor in Russia for over four years. Independent analyses of the technology have been performed, including a May 2005 report by the IAEA and an April 2005 report by Westinghouse Electric Company LLC (“Westinghouse”). The IAEA and Westinghouse analyses were positive and management believes that they can help lead to the favorable reception of our nuclear fuel designs in the future.

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

Our nuclear fuel designs have never been demonstrated in a full-size commercial reactor. Our planned demonstration of the fuels in a VVER-1000 reactor in Russia would provide operating experience that is critical to reactor owners and regulatory authorities. We believe that once the fuels have been demonstrated in the VVER-1000 reactor, this can help convince other light water reactor operators around the world to accept our thorium-based fuel designs.

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

Plan of Operation

Business Segments and Periods Presented

Prior to January 1, 2008, we operated as a single reportable segment. As a result of the formation of our consulting services business segment in December 2007, and based on a review of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, we have determined that we now operate in two business segments in 2008, "the nuclear fuel technology business" and the "consulting business." We present our segment information along the same lines that our chief executive, chief operating officer and chief financial officer review our operating results in assessing performance and allocating resources.

We have provided a discussion of our results of operations on a consolidated basis and have also provided certain detailed segment information for each of our business segments below, in order to provide a meaningful discussion of our business segments.

Business Segments Results of Operations

	Nuclear Fuel Technology	Consulting	Unallocated Corporate Overhead and Eliminations	Total
Net sales	0	3,815,125	0	3,815,125

Income (loss) before taxes	(389,521)	2,167,121	(2,534,707)	(757,107)

Total assets	217,875	51,729	6,964,374	7,233,978

Property additions	0	0	0	0

Interest expense	0	0	183	183

Depreciation	0	0	3,010	3,010

Factors Affecting the Comparability of Business Segment Results

As discussed above, our formation of our consulting services business segment at the end of 2007 (December 2007), impacts the comparability of our results of segment operations in the first quarter of 2008 versus the first quarter of 2007, as we were not performing consulting services during the first quarter of 2007.

Consulting Business

At the present time we are deriving all of our $3.8 million of revenue from our consulting business segment, by offering consulting and strategic advisory services to foreign governments planning to create or expand electricity generation capabilities using nuclear power plants benefiting from thorium-based or other nuclear fuels. Our fee type and structure that we offer for each client engagement is dependant on a number of variables, including the size of the client, the complexity, the level of the opportunity for us to improve the client’s electricity generation capabilities using nuclear power plants and other factors. All of the Company's revenues for the first quarter of 2008 had been derived from the completion of substantially all the defined contract deliverables required from the first consulting contract that we entered into in December 2007. The cost of consulting services provided are approximately $1.7million for the three months ended March 31, 2008, which consists primarily of direct labor consulting expenses and other labor support costs incurred, to complete our first consulting project. Other indirect corporate overhead incurred was not allocated to the consulting business segment and is reported above in the business segment information chart as unallocated corporate overhead costs.

Based on the completion of the above contract and the current work we are performing on new consulting contracts that we entered into in 2008, we are no longer a development stage company in 2008.

Fuel Technology Business

Over the next 12 to 15 months we expect to incur approximately $5 million in research and development expenses related to the development of our proprietary nuclear fuel designs. We expect to incur these expenses after we have entered into formal agreements with Russian nuclear entities that will grant us licensing and other rights to use such technologies or intellectual property developed by the Russian entities. Any such agreement would require formal review and approval by the Russian Federal Agency for Atomic Energy (RosAtom). We spent approximately $131,000 for research and development in 2008 and a cumulative amount from the date of our inception (January 8, 1992, date of inception of Thorium Power Inc.) to March 31, 2008 of $4,813,974. In addition we incurred approximately $259,000 in salary, benefits and other general and administrative support costs. We have established an office in Moscow and leased office space as of May 1, 2008.

Over the next several years, we expect that our research and development activities will increase and will be primarily focused on testing and demonstration of our thorium/uranium and thorium/reactor-grade plutonium disposing fuel designs. The main objective of this research and development phase is to prepare for full-scale demonstration of our nuclear fuel technology in an operating commercial VVER-1000 reactor in Russia. Key research and development activities will include: (1) Scaling up the fuel fabrication process to full length (10 feet) rods used in commercial VVER-1000 reactors, (2) Validating thermal hydraulic performance of full size (10 feet) seed and blanket fuel assembly, (3) Continuing capsule irradiation testing of seed and blanket fuel samples in a research reactor and performing post-irradiation examination of fuel samples that have reached the target burn-up level to confirm fuel performance, and (4) Obtaining final regulatory approvals for insertion of fuel in VVER-1000 commercial reactors. As this research and development program relates to commercial applications of our fuel technology and retaining ownership or control over as much key intellectual property as we possibly can is critical to the long-term success of our licensing business model, our plan is to fully fund these research and development activities ourselves. At the same time, we do not currently plan to fund research, testing and demonstration of our thorium/weapons-grade plutonium disposing fuel, which can only be used in the U.S.-Russia government-to-government weapons-grade plutonium disposition program and has no commercial applications. Hence, funding for any future research and development activities on this fuel design would have to be provided by the U.S. government or other stakeholders.

Financial Status

At March 31, 2008, our total assets were approximately $7 million and total liabilities as of March 31, 2008 were approximately $3.1 million. We had a working capital surplus of approximately $3.8 million at March 31, 2008.

We expect that our present working capital will meet our foreseeable working capital needs for the next 10 - 12 months from the date of this filing. Since the end of the fiscal quarter, our consulting revenues have improved our total cash and marketable securities position balance substantially to $9.7 million as of April 28, 2008, primarily due to the $4.3 million received in April 2008 as pre-payment for the Quickstart consulting contract that we entered into in March 2008, as mentioned above.

In support of our longer-term business plan, we will need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity to finance our overhead and research and development expenditures. Our current average monthly projected working capital requirements for the company, excluding the $5 million of research and development expenses we expect to incur in Russia over the next 12 – 15 months is approximately $800,000 per month. This financing will need to take place by the end of 2008 or early 2009, to ensure that we have the necessary working capital to continue our business operations in 2009 and beyond. It is important to note that financing may not be available or we may not be able to obtain that financing on terms acceptable to us. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of our outstanding common stock. To support this financing activity, we are exploring transaction opportunities that could simultaneously create strategic industry and market alliances for the company, to support our operations in 2009 and beyond.

Consolidated Results of Operations

The following table summarizes certain aspects of the Company’s consolidated results of operations for the three months ended March 31, 2008 compared to the three months ended March 31, 2007

	Three Months Ended
	March 31,		(Decrease)
	2008	2007	Change $	Change %

Consulting Revenues	$3,815,125	-	$3,815,125

Cost of services provided
Consulting expenses	$1,648,004	-	$1,648,004
% of total revenues	43%	-	-

Gross profit	$2,167,121	$-	$2,167,121	N/A
% of total revenues	57%	-	-

Operating Expenses
General and administrative	$1,519,046	$1,525,779	$(6,733)	0%
% of total revenues	40%	N/A	-
Research and development expenses	$130,661	$28,683	$101,978	N/A
% of total revenues	3%	N/A
Stock-based compensation	$1,363,803	$1,335,517	$28,286	2%
% of total revenues	36%	N/A
Total Operating Loss	$(846,389)	$(2,889,979)	$2,043,590	-71%
% of total revenues	22%	N/A
Other Income and (Expenses)
Interest income/expense, other	$89,282	$112,586	$(23,304)	-21%
% of total revenues	2%	N/A

Net loss	$(757,107)	$(2,777,393)	$2,020,286	-73%
% of total revenues	-20%	N/A

Revenues

The increase in revenues for the three months ended March 31, 2008, as compared to the same period in 2007, is primarily due to us coming out of the development stage with our consulting business segment. We earned revenue by completing the Roadmap consulting project, our first consulting project that we started working on in December 2007, (the fee was prepaid for this consulting contract and was received in 2007). We expect additional consulting revenues in the future quarters of 2008, from the present consulting contract we are working on now and additional consulting contracts we may obtain in 2008.

In March 2008 we entered into a consulting agreement called Quickstart, a larger follow-on consulting agreement with the same foreign government-owned entity in which we worked for regarding the Roadmap project. The terms of the Quickstart agreement call for an upfront payment of professional fees to us of $4.3 million (received April 2008) for a 3 month effort. We expect to recognize the revenue earned from this consulting agreement in future reporting periods in 2008, on a percentage of completion basis.

Cost of Services Provided

The increase in the cost of services for the three months ended March 31, 2008 are expenses related to the consulting, professional, administrative and other costs that were incurred to complete the work performed on our Roadmap consulting project, mentioned above. We anticipate incurring additional consulting and other support expenses in completing the Quickstart consulting project and other consulting projects that we may enter into, in future reporting periods in 2008.

General and Administrative Expenses

The decrease in the general and administrative expenses for the three months ended March 31, 2008 are primarily due to a decrease in outside consulting costs that are recorded as administrative expenses of approximately $67,000, (from $242,000 in 2007 to $175,000 in 2008) and a decrease of amounts paid to our advisory boards of approximately 92,000 (from $201,000 in 2007 to $109,000 in 2008). This decrease in general and administrative expenses was offset by an increase in salaries of approximately $63,000, (from $477,000 in 2007 to $540,000 in 2008) travel expenses of approximately $26,000 (from $125,000 in 2007 to $151,000 in 2008) and professional and other office expenses of approximately $63,000. We expect our general and administrative expenses to increase in future periods due to the expansion of our consulting business segment and the hiring of new officers, employees and consultants to help further develop and support our consulting and fuel technology businesses.

Research and Development Costs

The increase in research and development costs for the three months ended March 31, 2008 is due to the increase in work performed on the irradiation testing of our nuclear fuel as well as other research and development activities that are currently taking place in Russia, to further develop and qualify our nuclear fuel in preparation for its demonstration in an operating commercial reactor. We expect that our research and development expenses will increase in the future periods.

Stock-Based Compensation

The increase in stock based compensation for the three months ended March 31, 2008 is due to the long-term incentive stock options that were granted under our stock plan to our executives, directors, advisors and employees at the end of 2007, which is now being expensed as these options are vesting in 2008 and in future years. We expect that our stock based compensation will increase in future periods due to the granting of additional stock options and stock grants to attract new executives and consultants, as well as granting stock options and stock grants to our current executives, directors, consultants and other support staff.

Other Income and Expense

The decrease in other income and expense for the three months ended March 31, 2008 is due to the decrease in interest income earned on our idle cash balances.

Liquidity and Capital Resources

As of March 31, 2008, we had a total of cash and cash equivalents and marketable securities of $6,702,502. The following table provides detailed information about our net cash flow for all financial statements periods presented in this Report.

Cash Flow

	Three Months Ended March 31,
	2008	2007

Net cash used in operating activities	$(3,244,731)	$(1,900,153)
Net cash used in investing activities	$0	$0
Net cash provided (used by) financing activities	$39,542	$(1,427)
Net cash (outflow) inflow	$(3,205,189)	$(1,901,580)

In April 2008 we received approximately $4.3 million as an advance payment for consulting services to be performed for our Quick Start consulting project mentioned above. This has improved our cash position to $9.7 million as of April 28, 2008.

Operating Activities

Net cash used for operating activities was $3,244,731 for the three months ended March 31, 2008, which is an increase of $1,344,578 from the $1,900,153 net cash used for operating activities for the same period in 2007. This increase was mainly due to increase in our cost of services expenses paid to our consultants in order to provide the necessary services for the Roadmap consulting contract completed in March 2008. The $5 million received from this Roadmap contract was received in 2007.

Financing Activities

Net cash provided by financing activities in the three months ended March 31, 2008 totaled $39,542 as compared to cash used of $1,427 in the same period of 2007. This increase in the cash provided by financing activities was mainly attributable to money received from the exercise of stock options of $49,975. This increase in cash provided by our financing activities was offset by an increase in our payments of notes payable of $10,433.

While management expects these proceeds, as well as income from our consulting operations, will meet our foreseeable needs for the next 12 months, we will need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity to support our longer term business plan. If we need to obtain additional financing, that financing may not be available or we may not be able to obtain that financing on terms acceptable to us. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of our outstanding common stock.

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

Critical Accounting Policies and Estimates

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

Our management expects to make judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increase, these judgments become even more subjective and complex. Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from these estimates. Changes in estimates and assumptions based upon actual results may have a material impact on our results of operation and/or financial condition. We have identified certain accounting policies that we believe are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in the Annual Report on Form 10-K filed with the Commission on March 27, 2008.

Accounting for Stock Based Compensation, Stock Options and Warrants Granted to Employees and Non-employees

We adopted SFAS 123(R), as of January 1, 2006. SFAS 123(R) replaced the existing requirements under SFAS No. 123, Accounting for Stock Based Compensation, and Accounting Principles Board Opinion No. 25, Accounting for Stock-based Compensation to Employees, or APB 25. According to SFAS 123(R), all forms of share-based payments to employees, including employee stock options and employee stock purchase plans, are treated the same as any other form of compensation by recognizing the related cost in the statement of income.

        Under SFAS 123(R), stock-based compensation expense is measured at the grant date based on the fair value of the award, and the expense is recognized ratably over the award's vesting period. For all grants made, we recognize compensation cost under the straight-line method.

        We measure the fair value of stock options on the date of grant using a Black-Scholes option-pricing model which requires the use of several estimates, including:

• the volatility of our stock price;
• the expected life of the option;
• risk free interest rates; and
• expected dividend yield.

        Prior to the completion of our merger in October 2006, we had limited historical information on the price of our stock as well as employees' stock option exercise behavior for stock options issued prior to the merger. As a result, we could not rely on historical experience alone to develop assumptions for stock price volatility and the expected life of options. As such, our stock price volatility was estimated with reference to our historical stock price for the time period before the merger, from the date the announcement of the merger was made. We utilized the closing prices of our publicly-traded stock from the announcement date in January 2006 to determine our volatility and will continue to use our historical stock price closing prices to determine our volatility in 2008.

        The expected life of options is based on internal studies of historical experience and projected exercise behavior. We estimate expected forfeitures of stock-based awards at the grant date and recognize compensation cost only for those awards expected to vest. The forfeiture assumption is ultimately adjusted to the actual forfeiture rate. Estimated forfeitures are reassessed in subsequent periods and may change based on new facts and circumstances. We utilize a risk-free interest rate, which is based on the yield of U.S. treasury securities with a maturity equal to the expected life of the options. We have not and do not expect to pay dividends on our common shares.

The options were valued using the Black-Scholes option pricing model. The assumptions used were as follows: volatility of 96% to 275%, a risk-free interest rate of 4.18% to 4.45%, dividend yield of 0% and an exercise term of one to five years.

Income Taxes

        We account for income taxes using the liability method in accordance with SFAS No. 109 Accounting for Income Taxes, which requires the recognition of deferred tax assets or liabilities for the tax-effected temporary differences between the financial reporting and tax bases of our assets and liabilities and for net operating loss and tax credit carry forwards. The tax expense or benefit for unusual items, prior year tax exposure items or certain adjustments to valuation allowances are treated as discrete items in the interim period in which the events occur.

        On January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, or FIN 48. FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. As a result of the implementation of FIN 48, we did not recognize any current tax liability for unrecognized tax benefits. We have estimated the amount of our net operating loss carry-forwards and we currently have tax professionals evaluating the amount of net operating loss carry-forward available to us to offset future taxable income, under Internal Revenue Code Section 382.

Revenue Recognition from Consulting Contracts

We believe one of our critical accounting policies is revenue recognition from our consulting contracts, in which we used the completed performance model for our first consulting project we completed in March 2008. We are currently primarily deriving our revenue from fees by offering consulting and strategic advisory services to foreign commercial and government owned entities planning to create or expand electricity generation capabilities using nuclear power plants. Our fee type and structure for each client engagement will depend on a number of variables, including the size of the client, the complexity, the level of the opportunity for us to improve the client’s electricity generation capabilities using nuclear power plants and other factors.

We will recognize the revenues from our second consulting contract on a percentage of completion basis. We recognize revenue in accordance with SEC Staff Accounting Bulletin or SAB, No. 104, Revenue Recognition. We recognize revenue when all of the following conditions are met:

1.	There is persuasive evidence of an arrangement;

2.	The service has been provided to the customer;

3.	The collection of the fees is reasonably assured; and

4.	The amount of fees to be paid by the customer is fixed or determinable.

In situations where contracts include client acceptance provisions, we do not recognize revenue until such time as the client has confirmed its acceptance.

Intangibles

As of March 31, 2008, on the accompanying balance sheet, we had patents with a net book value of $217,875. There are many assumptions and estimates that may directly impact the results of impairment testing, including an estimate of future expected revenues, earnings and cash flows, and discount rates applied to such expected cash flows in order to estimate fair value. We have the ability to influence the outcome and ultimate results based on the assumptions and estimates we choose for testing. To mitigate undue influence, we set criteria that are reviewed and approved by various levels of management. The determination of whether or not intangible assets have become impaired involves a significant level of judgment in the assumptions. Changes in our strategy or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets.

ITEM 4T. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report on Form 10-Q. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer, and our Chief Financial Officer. Based upon that evaluation, management concluded that the our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to management (including the chief executive officer and chief financial officer) to allow timely decisions regarding required disclosure and that our disclosure controls and procedures are effective to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

Internal Controls Over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal control over financial reporting and include in this Quarterly Report on Form 10-Q a report on management’s assessment of the effectiveness of our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of March 31, 2008, and was effective during the entire quarter ended March 31, 2008.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS

There were no unregistered sales of equity securities in the three months ended March 31, 2008.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities in the three months ended March 31, 2008.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the three months ended March 31, 2008.

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
______________
* Filed Herewith

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: May 13, 2008

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