Form 10-Q
period 2008-06-30
Thorium Power, Ltd
filed 2008-08-13
CIK 1084554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File Number: 000-28543

THORIUM POWER, LTD.
(Exact name of registrant as specified in its charter)

Nevada	91-1975651
(State or other jurisdiction of	(I.R.S. Empl. Ident. No.)
incorporation or organization)

1600 Tysons Boulevard, Suite 550
McLean, VA 22102
(Address of principal executive offices, Zip Code)

           (571) 730-1200
(Registrant’s telephone number, including area code)

8300 Greensboro Drive, Suite 800
              McLean, VA 22102
(Former Name, Former Address and Former Fiscal Year if Changed Since Last Report)

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of June 30, 2008 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	299,395,310

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

ITEM 1. FINANCIAL STATEMENTS

THORIUM POWER, LTD.

UNAUDITED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2008 AND 2007

TABLE OF CONTENTS

Page
Condensed Consolidated Balance Sheets	3

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss	4

Unaudited Condensed Consolidated Statements of Cash Flows	5

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity	6

Notes to Unaudited Consolidated Financial Statements	7-15

Thorium Power, Ltd.
Condensed Consolidated Balance Sheets

	June 30	December 31
	2008	2007
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$5,185,597	$9,907,691
Prepaid expenses & other current assets	216,131	204,035
Deferred project costs	-	371,631
Total Current Assets	5,401,728	10,483,357

Property Plant and Equipment -net	27,209	30,676

Other Assets
Marketable securities - available for sale	1,674,849	-
Patent costs - net	217,875	217,875
Security deposits	140,467	2,049
Total Other Assets	2,033,191	219,924

Total Assets	$7,462,128	$10,733,957

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable and accrued liabilities	$2,799,489	$2,122,649
Current portion long term debt	-	4,651
Customer deposit and other current liabilities	13,191	1,206,875
Deferred revenue	-	3,793,125
Total Current Liabilities	2,812,680	7,127,300

Notes Payable - long term	-	5,782

Total Liabilities	2,812,680	7,133,082

Stockholders' Equity
Preferred stock, $0.001 par value, 50,000,000 authorized shares, no shares issued and outstanding	-	-
Common stock, $0.001par value, 500,000,000 authorized, 299,395,310 shares issued and outstanding at June 30, 2008 and 299,014,182 shares issued and outstanding at December 31, 2007	299,395	299,014
Additional paid in capital - stock and stock equivalents	44,530,174	41,791,735
Accumulated deficit	(40,415,637)	(38,630,572)
Common stock reserved for issuance, 2,127,626 shares and 2,000,000 shares at June 30, 2008 and December 31, 2007, respectively	626,373	590,000
Accumulated other comprehensive income	26,628	30,143
Deferred stock compensation	(417,485)	(479,445)
Total Stockholders' Equity	4,649,448	3,600,875

Total Liabilities and Stockholders' Equity	$7,462,128	$10,733,957

The accompanying notes are an integral part of these consolidated financial statements.

Thorium Power, Ltd.
Condensed Consolidated Statements of Operations and Comprehensive Loss

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	2008	2007	2008	2007
Revenue:
Consulting revenue	$8,116,625	$-	$4,301,500	$-
Total Revenue	8,116,625	-	4,301,500	-

Cost of Consulting Services Provided	3,384,566	-	1,736,562	-

Gross Margin	4,732,059	-	2,564,938	-

Operating Expenses
General and administrative	3,116,988	2,793,733	1,597,941	1,265,340
Research and development expenses	285,449	155,471	154,788	129,402
Stock-based compensation	2,787,178	2,454,734	1,423,376	1,119,217
Total Operating Expenses	6,189,615	5,403,938	3,176,105	2,513,959

Operating loss	(1,457,556)	(5,403,938)	(611,167)	(2,513,959)

Other Income and (Expenses)
Interest income	143,180	216,936	53,898	104,350
Realized loss on marketable securities	(438,750)	-	(438,750)	-
Other expenses	-	(58,600)	-	(58,600)
Total Other Income and Expenses	(295,570)	158,336	(384,852)	45,750

Net loss before income taxes	(1,753,126)	(5,245,602)	(996,019)	(2,468,209)

Income taxes	31,939	-	1,111	-

Net loss	(1,785,065)	(5,245,602)	(997,130)	(2,468,209)

Other Comprehensive Income (Loss)
Unrealized gain (loss) marketable securities	(3,515)	(657)	128,208	(8,063)

Total Comprehensive Loss	$(1,788,580)	$(5,246,259)	$(899,750)	$(2,476,272)

Net Loss Per Common Share, Basic and diluted	$(0.01)	$(0.02)	$(0.00)	$(0.01)

Weighted Average Number of shares outstanding for the period used to compute per share data	299,215,481	295,979,377	299,366,947	296,784,409

The accompanying notes are an integral part of these consolidated financial statements.

Thorium Power, Ltd.
Condensed Consolidated Statements of Operations and Cash Flows

	Six Months Ended
	June 30
	(Unaudited)
	2008	2007
Operating Activities:
Net Loss	$(1,785,065)	$(5,245,602)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Shares issued for other than cash for payment of expenses	2,787,178	2,645,051
Depreciation and amortization	3,467	4,142
Amortization of deferred revenue	(3,793,125)	-
Amortization of deferred project costs	3,384,566	-
Changes in non-cash operating working capital items:
Prepaid expenses and other current assets	(12,096)	287,776
Security deposits	(138,418)	-
Accounts payable, accrued liabilities and other current liabilities	673,325	(941,672)
Other current liabilities	(1,193,684)	-
Deferred project costs	(3,012,935)	-
Net Cash Used In Operating Activities	(3,086,787)	(3,250,305)

Investing Activities:
Net Cash Used In Investing Activities	-	-

Financing Activities:
Proceeds from issue of common shares	49,975	-
Payments on notes payable and other	(10,433)	(2,515)
Net Cash Provided By (Used In) Financing Activities	39,542	(2,515)

Net Decrease In Cash and Cash Equivalents	(3,047,245)	(3,252,820)

Cash and Cash Equivalents, Beginning of Period	9,907,691	10,927,775
Reclassification of cash equivalents to marketable securities - available for sale	(1,674,849)	-

Cash and Cash Equivalents, End of Period	$5,185,597	$7,674,955

Supplemental Disclosure of Cash Flow Information
Cash paid during the year:
Interest paid	$183	$524
Income taxes paid	$31,939	$0
Non-cash transactions
Conversion of liabilities to equity	$-	$1,410,884

The accompanying notes are an integral part of these consolidated financial statements.

Thorium Power, Ltd.
Condensed Consolidated Statements of Changes in Stockholder' Equity
For Six Months Ended June 30, 2008 (Unaudited)
and Year Ended December 31, 2007

	Common Stock		Additional	Accumulated	Stock Committed	Accumulated	Deferred	Treasury Stock		Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Future Issuance	Comprehensive Income	Stock Compensation	Shares	Amount	Equity

Balance - December 31, 2006	257,291,709	$257,292	$23,148,560	$(27,177,989)	$1,200,000	$18,861	$(285,200)	(850,000)	$(255,850)	$(3,094,326)
Issuance of stock for services	808,916	809	232,678							233,487
Issuance of stock for payment of liabilities	714,120	714	277,727							278,441
Stock based compensation - shares committed for future issuance and issued	2,350,000	2,350	866,150		(1,200,000)					(331,500)
Stock Option Expense			3,991,317							3,991,317
Net loss for the period				(11,452,583)						(11,452,583)
Unrealized gains on marketable securities						11,282				11,282
Amortization of deferred stock compensation costs							395,755			395,755
Reclassification of warrant liability to additional paid in capital			1,132,444							1,132,444
Cashless exercise of stock options and warrants	888,534	888	(888)							-
Retirement of treasury stock	(850,000)	(850)	(255,000)					850,000	255,850	-
Stock settlement - merger	128,139	128	37,032							37,160
Stock based compensation - officers, directors and employees	1,022,927	1,023	357,002							358,025
Reclassification of temporary equity to permanent equity	36,659,837	36,660	12,004,713							12,041,373
Stock based compensation - shares committed for future issuance					590,000		(590,000)			-
Balance – December 31, 2007	299,014,182	299,014	41,791,735	(38,630,572)	590,000	30,143	(479,445)	-	-	3,600,875
Unrealized loss on marketable securities						(3,515)				(3,515)
Exercise of stock options	320,350	320	49,655							49,975
Stock option expense			2,668,845							2,668,845
Stock based compensation - officers, directors and employees	60,778	61	19,939							20,000
Amortization of deferred stock compensation costs							98,333			98,333
Shares committed for future issuance					36,373		(36,373)			-
Net loss for the period				(1,785,065)						(1,785,065)
Balance June 30, 2008	299,395,310	$299,395	$44,530,174	$(40,415,637)	$626,373	$26,628	$(417,485)	-	$-	$4,649,448

The accompanying notes are an integral part of these consolidated financial statements.

1. BASIS OF PRESENTATION AND NATURE OF OPERATIONS

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

Nature of Operations

Radkowsky Thorium Power Corp., incorporated in the state of Delaware on January 8, 1992 (“Inception”), changed its name to Thorium Power, Inc. in Apri1 2001. On February 14, 2006, Novastar Resources Ltd. (“Novastar”), now called Thorium Power Ltd., entered into an Agreement and merged on October 6, 2006 with Thorium Power, Inc. (Collectively after the merger, all entities are referred to as the “Company" or “Thorium”). Thorium is engaged in two business segments. The first business segment is the development, promotion and marketing of its patented nuclear fuel designs: (1) thorium/uranium nuclear fuel and (2) thorium/reactor-grade plutonium disposing fuel. The Company also has a conceptual design of a thorium/weapons-grade plutonium disposing fuel. These fuels are designed to be used in existing light water reactors. Presently, we are focusing most of our efforts on demonstrating and testing our nuclear fuel technology for the Russian designed VVER-1000 reactors. Operations to date in this business segment have been devoted primarily to continued development of our fuel designs, filing for certain patents related to our technology, developing strategic relationships within the nuclear power industry, and securing political as well as some financial support from the United States and Russian governments.

Our business model expanded in 2007 and our second business segment is providing consulting and strategic advisory services to companies and governments planning to create or expand electricity generation capabilities using nuclear power plants. We have to date secured three contracts with successively larger values for consulting and strategic advisory services in the United Arab Emirates (“UAE”). We started working on our first consulting project with the Executive Affairs Authority (“EAA”) of Abu Dhabi, one of the member Emirates of the UAE in December 2007 and completed this first consulting project in March 2008. We secured our second consulting project with the EAA in March 2008 and completed our second project in June 2008. On August 1, 2008, we signed separate consulting services agreements with two government entities to be formed by Abu Dhabi. Under these two new agreements, we are to provide consulting and strategic advisory services over a contract term of five years, with automatic renewals of these contracts for one year periods, see note 2c below.

Once our reactor fuels are further developed and tested, we plan to license our intellectual property rights to fuel fabricators, nuclear generators, and governments for use in commercial light water nuclear reactors, or sell the technology to a major nuclear company or government contractor or some combination of the two. We anticipate having the final design of our fuel technology for VVER-1000 reactors and demonstration of our fuel in a VVER-1000 operating reactor to commence in the next three to four years. Presently all our research, testing and demonstration activities are being conducted in Russia. Our research operations are subject to various political, economic, and other risks and uncertainties inherent in Russia.

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

c) Revenue Recognition

Revenue—at the present time we are deriving all of our revenue from our consulting and strategic advisory services business segment, by offering services to foreign governments planning to create or expand electricity generation capabilities using nuclear power plants. Our fee structure for each client engagement is dependent on a number of variables, including the size of the client, the complexity, the level of the opportunity for us to improve the client’s electrical generation capabilities using nuclear power plants and other factors. All of the Company's revenues for the first quarter of 2008 have been derived from the completion of the defined contract deliverables required from the first consulting contract that we entered into with the EAA in December 2007. All of the Company’s revenues for the second quarter of 2008 have been derived from the completion of the defined contract deliverables required from the second consulting contract entered into in March 2008 with the EAA and completed in June 2008.

Both consulting contracts mentioned above were with the EAA of Abu Dhabi, one of the member Emirates of the UAE. For the first contract entered into, the consulting fee was fixed and determinable. The consulting fee could have been refundable under the provision of this contract if we would have breached the contract, such as not deliver the final report to the foreign government. Therefore, based on these contract terms, the consulting fee revenue from this contract was recognized on the completed performance model. We completed substantially all of the deliverables in our first consulting project in March 2008 and therefore recognized all of the revenue in accordance with the completed performance model revenue recognition guidelines. We received all of this revenue in December 2007, in advance of our billing in March 2008. The amount billed in advance of the period in which service was rendered was recorded as a liability in the accompanying balance sheet captioned “deferred revenue” in 2007. The total consulting revenue recognized under this contract during the three months ended March 31, 2008 was $3,793,125, which was the balance in the deferred revenue balance sheet account at December 31, 2007, as no revenue from this contract had been recognized in 2007.

For the second contract that was entered into with the EAA, the consulting fee revenue was recognized ratably over the contract period. This contract called for on-going consulting services for the period from March 2008 through June 22, 2008. We started work on this project in April 2008. All revenue earned under this contract, $4,285,000 which was received in April 2008, was recognized ratably during the second quarter of 2008.

Based on the completion of the above contracts and the current work we are performing on new consulting contracts that we entered into, we are no longer a development stage company in 2008, as we now have an ongoing consulting and strategic advisory services business segment, having recognized revenue earned in the first and second quarter of 2008, and we will continue to recognize revenue in future periods in 2008 with the two new contracts that we entered into on August 1, 2008, mentioned above.

These two new contracts, for consulting services to be rendered during the period June 23, 2008 through December 31, 2008, provide for a total payment of $17.4 million, with $10 million to be paid by the EAA on behalf of these two new governmental agencies to be formed ($5 million paid on behalf of each entity), upon the signing of this agreement, and the remaining total balance of $7.4 million to be paid by each of these new governmental entities equally, upon their formation. These new government entities will be called the Emirates Nuclear Energy Corporation (“ENEC”) and the Federal Authority for Nuclear Regulation (“FANR”). We will provide strategic advisory services to both of these entities during the five year term of these agreements. Under these agreements, revenue is being derived from a fixed professional fee agreement. Therefore, we will recognize revenue as the consulting services are performed and certain contract deliverables are met, in accordance with agreed-upon detailed work plans that we expect will be discussed with our clients and potentially adjusted on a quarterly basis in connection with project reviews.

All costs directly related to producing the work under these agreements, such as consulting costs, other professional fees and various administrative support and other costs, are capitalized as deferred project costs (current asset on the accompanying balance sheet). Deferred project costs are then recognized or amortized to an expense captioned, cost of consulting services provided, on the accompanying statement of operations, when the revenue is to be recognized or when the project is completed. Total deferred project costs that were charged to expense or cost of consulting services provided for the three month and six month periods ended June 30, 2008 was $1,736,562 and $3,384,566, respectively. Indirect corporate overhead incurred that was not allocated to the consulting and strategic advisory services business segment is being reported in the business segment information chart, in note 4 to these financial statements, as unallocated corporate overhead costs.

The deferred project costs at June 30, 2008 were $0, as we completed all contract deliverables for the first two consulting projects with the EAA and we had not yet provided any substantial work on the two new agreements that we entered into on August 1, 2008, mentioned above.

Travel costs and other reimbursable costs were offset, in accordance with the consulting agreements, against the balance sheet account captioned “customer deposit account”, which is shown as a current liability on the balance sheet. The customer deposit account is money advanced to us for reimbursable expenses that are incurred in accordance with the contracts. The total travel and other reimbursable expenses charged for these consulting projects for the three months and six months ended June 30, 2008, was $479,904 and $1,193,684.

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

d) Segment Reporting

The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company's chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company's reportable segments. The Company has determined that the Company has two operating segments as mentioned above and defined by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”. The two reporting business segments are our technology business and our consulting and strategic advisory services business.

e) Deferred Project Costs

The Company defers certain costs related to its consulting and strategic advisory services business segment, until the Company recognizes revenue in accordance with its agreements. These costs are then expensed as revenue is recognized pursuant to the terms of a contract. Management periodically reviews and revises, when necessary, its estimate of the future benefit of these costs and expenses them if it is deemed there is no longer a future benefit. At June 30, 2008, and December 31, 2007, capitalized deferred project costs totaled $0 and $371,631 respectively.

f) Cash and Cash Equivalents reclassified to Marketable Securities

At June 30, 2008 the Company held auction rate and other government bonds with a total original cost of $2,114,443, which now carry a fair market value of $1,674,849 (total realized loss of $439,594 for the three months and six months ended June 30, 2008). These securities were reclassified as of March 31, 2008, based on a change of market conditions for these securities in the auction market for the six months ended June 30, 2008 as mentioned below, from cash equivalents to long-term marketable securities available for sale, as presented in the accompanying balance sheet and statement of cash flows at June 30, 2008, and for the six months then ended.

The auction rate securities as well as cash equivalents, all being held by one prominent US financial institution had a total market value of $5,090,517 at June 30, 2008. The auction rate securities were purchased in 2006 and were defined and classified by this financial institution as cash equivalents at December 31, 2007 and 2006. These securities were liquid to the company in 2007 and 2006 with cash available on an as needed basis to the company on a weekly or monthly basis (less than a 3 month period which is the company’s policy for cash equivalents). This financial institution reported the cost and fair market value of these securities as being the same throughout the 2007 year and at the years ended December 31, 2007 and 2006, with no realized or unrealized gain or loss in market value on these auction rate securities in 2007 and 2006. Based on the Company’s favorable sales experience regarding the liquidity of these securities in 2007 and 2006, and based on information received from this prominent financial institution at December 31, 2007 and 2006, the Company classified these securities in the same manner as this financial institution at December 31, 2007 and 2006, as cash equivalents at December 31, 2007 and 2006.

However, for the six months ended June 30, 2008, market conditions for these securities started to change and the company, due to the decline in the liquidity and market value of these securities for the six month period ended June 30, 2008, reclassified these securities from cash equivalents to long term marketable securities. This reclassification was recorded on the cash flow statement for the six months ended June 30, 2008 in the amount of $1,674,849 reducing the cash at the beginning of the period on the statement of cash flows from $9,907,691 to $8,232,842, a decrease of $1,674,849, that was a result of this reclassification from cash equivalents to marketable securities available for sale. These marketable securities have various maturities ($800,000 – mature 6/1/30, $825,000 – mature 12/15/39 and $485,000 mature 10/1/08).

The Company’s investments in these marketable securities are classified as available-for-sale securities under FAS-115, Accounting for Certain Investments in Debt and Equity Securities. These securities are reported at their fair market value, with unrealized holding gains and losses reported in other comprehensive income. The unrealized gain (loss) reported on all securities for the three months and six months ended June 30, 2008 was $128,208 and $(3,515), respectively, which is being recorded in other comprehensive income and loss for the three and six months ended June 30, 2008.

3.  FINANCIAL STATUS OF THE COMPANY – JUNE 30, 2008

Management anticipates, based on its current projected working capital requirements, that it will have enough working capital funds to sustain its current operations at its current operating level, until sometime during the second quarter of 2009. In support of the Company’s longer-term business plan, the Company will need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity to finance its research and development expenditures on any further basis. The Company will also need to raise capital to support its overhead operation if the consulting and strategic advisory services business becomes non-sustaining.

4. BUSINESS SEGMENTS

The Company has two principal operating segments, which are (1) technology and (2) consulting and strategic advisory services. These operating segments were determined based on the nature of the operations and the services offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer, chief operating officer and chief financial officer have been identified as the chief operating decision makers. The Company’s chief operating decision makers direct the allocation of resources to operating segments based on the profitability, the cash flows, and the business plans of each respective segment.

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The accounting policies of the business segments are the same as those described in “Note 1: Summary of Significant Accounting Policies.” There is no allocation of corporate level assets or certain corporate expenses even though they contribute to both segments. The following tables show the operations of the Company’s reportable segments for the six months and three months ended June 30, 2008. In 2007, the company was a development stage company, did not provide any consulting services and all expenses in 2007 were considered to be corporate expenses, other than research and development expenses of $155,471 and $129,402, for the six months and three months ended June 30, 2007.

	Consulting		Technology		Corporate and Eliminations
	June 30, 2008		June 30, 2008		June 30, 2008		Total
	6 Months	3 Months	6 Months	3 Months	6 Months	3 Months	6 Months	3 Months
Revenue	8,116,625	4,301,500	-	-	-	-	8,116,625	4,301,500

Segment Profit - Before Tax	4,732,059	2,564,938	(632,992)	(315,543)	(5,852,193)	(3,245,414)	(1,753,126)	(996,019)

Total Assets	-		17,932		7,444,196		7,462,128

Property Additions	-	-	-	-	-	-	-	-

Interest Expense	-	-	-	-	183	-	183	-

Depreciation	-	-	-	-	6,020	3,010	6,020	3,010

5.  RESEARCH AND DEVELOPMENT COSTS

Research and development costs, included in the statement of operations amounted to $154,788 and $285,449 for the three months and six months ended June 30, 2008, respectively. Total cumulative expense has amounted to $4,968,762 from January 8, 1992 (date of inception of Thorium Power, Inc.) to June 30, 2008.

6.  STOCKHOLDERS' EQUITY

Total Common stock outstanding at June 30, 2008 was 299,395,310. At June 30, 2008, there were 512,556 stock purchase warrants (expiring 8/26/08) and 51,225,480 stock options outstanding, all totaling 351,133,346 of total stock and stock equivalents outstanding at June 30, 2008.

a) Common Stock Issuances –

On March 14, 2008, 320,350 stock options that were assumed in the merger and held by one consultant were exercised at a strike price of $.156 per share for total consideration of $49,975. Accordingly, 320,350 shares of the company’s common stock were issued in accordance with this option agreement. On May 13, 2008, 60,778 shares were issued to our directors in accordance with their respective director agreements, valued at approximately $0.33 per share for a total value of $20,000, for services rendered for the six months ended June 30, 2008.

 b) Share-based Compensation

Total stock options outstanding at June 30, 2008 were 51,225,480, and 31,322,381 of these total options were vested at June 30, 2008.

Stock option transactions to the employees, directors, advisory board members and consultants are summarized as follows for June 30, 2008:

2008
Stock Options Outstanding
Beginning of the Year	51,354,656
Granted	191,174
Exercised	(320,350)
Forfeited	-
Outstanding end of the period	51,225,480
Options exercisable at the end of the period	31,322,381

The above table includes options issued as of June 30, 2008 as follows:

i).	A total of 13,504,742 non-qualified 5-10 year options have been issued by Thorium Power, Ltd., to advisory board members at exercise prices of $0.30 to $0.64 per share.

ii).
A total of 31,243,810 5-10 year options have been issued to directors, officers and employees of the Company, at exercise prices of $0.24 to $0.80 per share. From this total, 18,619,906 options are outstanding to the Chief Executive Officer who is also a director, with remaining contractual lives of 1-9.6 years. All other options issued have a remaining contractual life ranging from 4.75 years to 9.6 years.

iii).	A total of 6,476,928 non-qualified 3-10 year options have been issued to consultants of the Company, at exercise prices of $0.16 to $0.35 per share.

The following table provides certain information with respect to the above-referenced stock options that are outstanding and exercisable at June 30, 2008:

	Stock Options Outstanding		Stock Options Vested
Exercise Prices	Weighted Average Remaining Contractual Life - Years	Number of Awards	Number of Awards	Weighted Average Exercise Price
$0.16 - $0.29	4.0	16,869,745	13,093,452	$0.17
$0.30 - $0.44	7.3	7,228,555	2,512,896	$0.34

$0.445-$0.63	5.8	17,927,180	10,182,693	$0.47
$0.64-$0.80	7.6	9,200,000	5,533,340	$0.76

Total	5.7	51,225,480	31,322,381	$0.39

The aggregate intrinsic value of stock options outstanding at June 30, 2008 was $914,912 of which $914,912 related to vested awards. Intrinsic value is calculated based on the difference between the exercise price of the underlying awards and the quoted price of our common stock as of the reporting date ($0.24 per share as of June 30, 2008)

Assumptions used in the Black-Scholes option-pricing model for the six months ended June 30, 2008 were as follows:

Average risk-free interest rate	4.06% - 4.45%
Average expected life	5-10 years
Expected volatility	99% - 275%
Expected dividends	0%

During the six months and three months ended June 30, 2008, $2,787,179 and $1,423,376 was recorded as stock-based compensation expense in the statement of operations, respectively. The result of all the above stock option grants that occurred after January 1, 2006 for Thorium Power Inc and stock option grants for Thorium Power Ltd that were recorded in the statement of operations totaled $2,668,846 and $1,354,210 for the six months and three months ended June 30, 2008 respectively and $6,709,330 for the period from January 1, 2006 to June 30, 2008 (non-deductible for tax purposes, may provide a tax deduction for the Company when exercised).

Stock compensation to two executive officers totaled $590,000, as a one-time stock grant pursuant to employment agreements that they entered into in 2007, was recorded to common stock (total 2 million shares) reserved for issuance. The Company issued additional shares of common stock of 127,626, which was issued in May 2008 to 3 individuals that resulted in $36,373 of deferred stock compensation. The amortization of deferred stock compensation, recorded as stock based compensation for the three months and six months ended June 30, 2008 was $49,167 and $98,333, respectively. The remaining stock-based compensation was issued to two directors, as mentioned above, which resulted in recording $20,000 of stock-based compensation.

e). Warrants

There were 512,556 warrants outstanding as of June 30, 2008.

At June 30, 2008 the range of warrant prices for shares under warrants and the weighted-average remaining contractual life are as follows:

	Warrants Outstanding and Exercisable
Warrants - Exercise Price	Number of Warrants	Weighted Average Remaining Contractual Life - Years

$0.39	512,556.2

On November 17, 2006 the Board of Directors of Thorium Power, Ltd. authorized the extension of the expiration date of all common stock purchase warrants above by six months from the expiration date identified on the respective warrants.

f). Common Stock and Warrants reserved for Future Issuance

Common stock reserved for future issuance consists of

	Shares of	Stock
	Common	Purchase
	Stock	Warrants	Amount
Stock-based Compensation	2,127,626	0	$626,373

The Compensation Committee of the Board of Directors unanimously voted to issue 2 million shares of restricted stock as an incentive for the Company’s COO and CFO to work for the Company. The price used to value these shares was the market price as of the date of the stock grant. The Compensation Committee also approved in May 2008 to grant 127,626 shares to three new executives and employees, as mentioned above.

7.  INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting and the amounts recognized for income tax purposes. The significant components of deferred tax assets (at a 40% effective tax rate) as of June 30, 2008 are as follows:

	Total Amount	Deferred Tax Asset Amount
Assets
Stock-based compensation	$7,991,205	$3,196,482
Approximate net operating loss carryforward	10,000,000	4,000,000
Less: valuation allowance	(17,991,205)	(7,196,482)
	$-	$-

Management currently believes that it is more likely than not that the forecasted taxable income will not be sufficient to utilize the tax loss carry forward, which totaled approximately $10 million before their expiration in the years 2026 through 2028, to fully recover the deferred tax asset. The Company has net operating loss carry forward for federal and state tax purposes with substantially all of the net operating losses expected to expire unused or not be available to offset future taxable income, due to the Internal Revenue Code Section 382 limitation for the ownership change that occurred on October 6, 2006. As a result, the amount of the deferred tax assets considered realizable was reduced 100% by a valuation allowance. In the near term, the company will compute the actual Internal Revenue Code Section 382 limitation which will change the reported net operating loss carry forward and the valuation allowance shown above. The Company has no other deferred tax assets or liabilities.

The company had paid income taxes in the amount of $31,939 as many of the company’s operating expenses in its 2006 tax year were classified under the internal revenue code as start up costs which were not deductible for tax purposes, and the company had interest income that was taxable for tax purposes. This tax amount is not included in the above deferred tax asset information as it is deemed not significant at June 30, 2008.

8.  RESEARCH AGREEMENT

On December 27, 2007, Thorium Power, Inc. (“TPI”), a wholly-owned subsidiary of the Company, entered into an agreement for ampoule irradiation testing (the “Agreement”) with the Russian Research Centre “Kurchatov Institute” (“Kurchatov”). The ampoule irradiation testing program has been ongoing since 2002 pursuant to earlier agreements between TPI and Kurchatov. Under the Agreement TPI agreed to compensate Kurchatov for irradiation testing of TPI’s proprietary nuclear fuel designs conducted in 2006 and 2007. Pursuant to the Agreement, TPI is obligated to pay to Kurchatov $410,000.00 (liability accrued December 31, 2007), and Kurchatov is obligated to transfer to TPI the worldwide rights in all of the test data generated in the course of the irradiation testing of TPI’s proprietary nuclear fuel designs in 2006 and 2007. Kurchatov agrees not to use, in any manner, the work product associated with such testing or exercise any rights associated therewith without the written consent of TPI. Further, Kurchatov is obligated to provide to TPI and its affiliates specified information and documentation for audit purposes, and to obtain any and all permits from Russian governmental entities which may be required in order for Kurchatov to perform under the Agreement. In addition to this agreement, there are consulting agreements with several consultants working on various projects for the company, which total approximately $15,000 per month.

9.  COMMITMENTS AND CONTINGENCIES

Commitments and Contractual Obligations

The Company has employment agreements with its executive officers, the terms of which expire at various times. Such agreements provide for minimum compensation levels, as well as incentive bonuses that are payable if specified management goals are attained. Under each of the agreements, in the event the officer's employment is terminated (other than voluntarily by the officer or by the Company for cause, or upon the death of the officer), the Company, if all provisions of the employment agreements are met, is committed to pay certain benefits, including specified monthly severance.

The Company has entered into an agreement to lease office space, under the terms of a sublease with a term of 65 months commencing August 1, 2008. Under the terms of the sublease, the lease payments are inclusive of pass-through costs, which include real estate taxes and standard operating expenses. As of June 30, 2008, the Company has prepaid the first month’s rent and the security deposit related to this sublease agreement in the amounts of $40,162 and $120,486 respectively. The Company pays monthly rental fees in the amount of $40,162 in the first year of the agreement, and payments increase by a factor of 4% each year thereafter. The Company may terminate this agreement by providing 60 days notice to the Sublessor.

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

Consulting and Strategic Advisory Services Business Segment

For the six months ended June 30, 2008, all of our revenue came from two consulting agreements, both with the Executive Affairs Authority (“EAA”), a government agency of Abu Dhabi, one of the member Emirates of the United Arab Emirates (“UAE”). The contracts involved the evaluation of a domestic nuclear energy program. We were first retained by the EAA on November 30, 2007 to provide consulting services designed to produce a roadmap that would constitute the first phase of a feasibility study (“Roadmap”) for a prospective program to deploy civilian nuclear power plants within the UAE, by acting as strategic advisor for the entity responsible for managing nuclear energy related activities in the UAE. The Roadmap contract agreement called for a $5 million upfront payment for professional fees and expenses, for a 15 week effort to develop a roadmap with recommendations related to timelines, as well as organizational structure and priorities for subsequent phases of the country’s future nuclear energy program. We completed the Roadmap project in March 2008 and then entered into a larger follow-on consulting agreement (“Quickstart”). The terms of the Quickstart project called for an upfront payment of professional fees to Thorium Power of $4.3 million. We completed work on the Quickstart project in June 2008. For both agreements, certain reimbursable expenses repaid to us were capped at 20% of the total professional fees and were billed separately to the EAA

On August 1, 2008, we entered into two separate consulting services agreements with two governmental entities in the UAE and a side agreement with the EAA. The first agreement is with the Emirates Nuclear Energy Corporation (“ENEC”), an Abu Dhabi entity that, upon formation, would be responsible for implementing the country’s nuclear energy infrastructure. We will provide strategic advisory services regarding the development and management of ENEC (the “ENEC Agreement”). Under the second agreement with the Federal Authority for Nuclear Regulation (“FANR”), which upon formation, will be the independent nuclear regulatory agency in the UAE, we will provide strategic advisory services regarding the development and management of FANR (the “FANR Agreement” and collectively with the ENEC Agreement, the “Agreements”). Pursuant to the Agreements, we will be paid $8.9 million from ENEC and $8.5 million from FANR (aggregate of $17.4 million) for professional fees related to our strategic advisory services performed during the period from June 23, 2008 through December 31, 2008. In addition, we will be compensated for expenses which are capped at 20% of professional fees. The term of these Agreements is five years, with automatic renewal for one year periods unless otherwise terminated pursuant to the provisions of these Agreements. A Side Letter provides that upon execution of these Agreements, the EAA will pay us $10 million of the aggregate $17.4 million, with the remaining $7.4 million due under both of these agreements to be paid equally, by ENEC and FANR upon their formation. Of the $10 million payment by the EAA, $5 million will be deemed to be made as a partial payment from ENEC and FANR, under each of these Agreements. Potential adjustments to our billings for future periods under the two new Agreements will depend on detailed work-plans which will typically be discussed and agreed between us and our clients on a quarterly basis during project reviews.

Revenue from the Roadmap contract was recognized during our first fiscal quarter of 2008, when the work on the contract was substantially completed. We recognized revenue related to the Quickstart project ratably over the term of the agreement as this contract called for on-going consulting services from March 2008 through June 2008. Under the August 1, 2008 Agreements, revenues are being derived from fixed professional fee agreements. Therefore, we will recognize revenue as the consulting services are performed and certain contract deliverables are met. Going forward, we may enter into additional consulting contracts to provide support and assistance to other commercial and governmental entities that are looking to develop and expand their nuclear power industry capabilities and infrastructure. In future consulting engagements we expect that revenues may be derived either from fixed professional fee agreements or from fees generated through hourly rates billed on a time and expense basis. Our current strategy in the consulting services business is focused on the following:

Primarily: Further strengthening the relationship with our existing clients in the UAE and increasing the revenue potential by providing additional consulting and strategic advisory services;

Secondarily: Expanding our client base by further penetrating our markets and attracting new clients with similar needs as our existing clients, and also enhancing and extending our services, including the creation of new service offerings.

Our most significant expense related to our consulting and strategic advisory services business segment is the cost of services before reimbursable expenses, which generally relates to costs associated with generating consulting revenues, and includes employee payroll expenses and benefits, contractor compensation, vendor compensation, marketing expenses and direct costs of training and recruiting the consulting staff. Consultant compensation consists of salaries, incentive compensation and benefits. As revenues are generated from services performed by our permanent staff and contractors, our success depends on attracting, retaining and motivating talented, creative and experienced professionals at all levels.

Technology Business Segment

For most of the past decade we have been engaged in the development of proprietary nuclear fuel designs which we ultimately intend to introduce for sale into two markets: (1) nuclear fuel designs for use in commercial nuclear power plants and (2) nuclear fuel designs for reactor-grade plutonium disposition. In addition, we have a conceptual nuclear fuel design for weapons-grade plutonium disposition. These three types of fuel designs are primarily for use in existing or future VVER-1000 light water reactors. We have also been conducting research and development related to a variant of these nuclear fuel designs for use in existing pressurized water reactors (PWR).

Our future customers may include nuclear fuel fabricators and/or nuclear power plants, and/or the U.S. or foreign governments.

To date, our operations have been devoted primarily to the development and demonstration of our nuclear fuel designs, developing strategic relationships within and outside of the nuclear power industry, securing political and financial support from the U.S. and Russian governments, and the filing of patent applications including related administrative functions.

While we do not currently have any direct revenues from our research and development activities regarding our proprietary nuclear fuel technology, and expect that we will not generate licensing revenues from this business for several years, until our fuel designs can be fully tested and demonstrated and we obtain the proper approvals to use our nuclear fuel designs in nuclear reactors, we are utilizing certain common corporate capabilities in both our technology and consulting businesses. We believe we can leverage our general nuclear technology, business and regulatory expertise as well as industry relationships, to optimize our technology development plans and create integrated advisory services with the highest levels of expertise and experience in the nuclear power industry. Additionally, our knowledge of and credibility in addressing proliferation related issues that we have developed over many years, benefit our new consulting business. Our advisory services include a focus on non-proliferation, safety and operational transparency of nuclear power programs.

Material Opportunities and Challenges

Consulting and Strategic Advisory Services

Our emergence in the field of nuclear energy consulting is in direct response to the need for independent assessments, and highly qualified and integrated strategic advisory services for countries looking to establish nuclear energy programs, while still providing a blueprint for safe, clean, efficient and cost-effective non-proliferative nuclear power. We offer full-scope planning and strategic advisory services for new and existing markets, and offer such services without a bias towards or against any reactor vendor or fuel technology. We believe that there are significant opportunities available to provide services to governments that are dedicated to non-proliferative, safe and transparent nuclear programs.

Our major challenge in pursuing our business is that the decision making process for nuclear power programs typically involves careful consideration by many parties and therefore requires significant time. Also, many of the potential clients that could benefit from our services are in regions of the world where tensions surrounding nuclear energy are high, or in countries where public opinion plays an important role. Domestic and international political pressure may hinder our efforts to provide nuclear energy services, regardless of our focus on non-proliferative nuclear power.

Proprietary Nuclear Fuel Technology Development

We believe that a major opportunity for us is the possibility that our fuel designs, which are currently in the research and development stage, will be used in the manufacturing of nuclear fuel utilized in many existing light water nuclear reactors in the future. Light water reactors are the dominant reactor types currently in use in the world and fuels for such reactors constitute the majority of the commercial market for nuclear fuel. Our focus is on two different types, or variants, of thorium-based fuel designs. The first is designed to provide reactor owner-operators with an economically viable alternative fuel that will not generate weapons-usable plutonium in the spent fuel. The second is designed to dispose of reactor-grade plutonium that has been extracted from spent fuel from commercial reactors and stockpiled in Russia, Western Europe, the U.S., Japan and other countries. We also have developed a conceptual design for a fuel to dispose of weapons-grade plutonium that is stockpiled in Russia and the United States. All three of these fuel variants are expected to have additional benefits, including reduced volume and reduced long-term radio-toxicity of spent fuel for the same amount of electricity generated, as compared with the uranium fuels that are currently used in light water reactors.

We, through our wholly owned subsidiary Thorium Power, Inc., have been developing relations with relevant entities within the United States and Russian governments for over fourteen years. Thorium Power, Inc., in cooperation with these governments, has been demonstrating its fuel designs in a research reactor in Russia for over four years. Independent analyses of the technology have been performed, including a May 2005 report by the International Atomic Energy Agency (the “IAEA”) and an April 2005 report by Westinghouse Electric Company LLC (“Westinghouse”). The IAEA and Westinghouse analyses were positive and management believes that they can help lead to the favorable reception of our nuclear fuel designs in the future.

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

We have also been conducting research and development related to a variant of these nuclear fuel designs for use in existing and future Western pressurized water reactors (PWR).

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

Business Segments and Periods Presented

Prior to January 1, 2008, we operated as a single reportable segment. As a result of the formation of our consulting and strategic advisory services business segment in December 2007, and based on a review of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, we have determined that we now operate in two business segments starting in 2008; the "technology business" and the "consulting and strategic advisory services business." We present our segment information along the same lines that our chief executive, chief operating officer and chief financial officer review our operating results in assessing performance and allocating resources.

We have provided a discussion of our results of operations on a consolidated basis and have also provided certain detailed segment information for each of our business segments below for the six months and three months ended June 30, 2008, in order to provide a meaningful discussion of our business segments.

	Consulting		Technology		Corporate and Eliminations
	June 30, 2008		June 30, 2008		June 30, 2008		Total
	6 Months	3 Months	6 Months	3 Months	6 Months	3 Months	6 Months	3 Months
Revenue	8,116,625	4,301,500	-	-	-	-	8,116,625	4,301,500

Segment Profit - Before Tax	4,732,059	2,564,938	(632,992)	(315,543)	(5,852,193)	(3,245,414)	(1,753,126)	(996,019)

Total Assets	-		17,932		7,444,196		7,462,128

Property Additions	-	-	-	-	-	-	-	-

Interest Expense	-	-	-	-	183	-	183	-

Depreciation	-	-	-	-	6,020	3,010	6,020	3,010

Factors Affecting the Comparability of Business Segment Results

As discussed above, the formation of our consulting and strategic advisory services business segment at the end of 2007 (December 2007), impacts the comparability of our results of segment operations in the first six months of 2008 and three months ended June 30, 2008 versus the first six months and three months ended June 30, of 2007, as we were not performing consulting services during the first six months and three months ended June 30, of 2007, therefore we are not showing comparative 2007 figures in the business segment information above.

Consulting and Strategic Advisory Services Business

At the present time we are deriving all of our $8,116,625 of revenue for the six months ended June 30, 2008 and $4,301,500 for the three months ended June 30, 2008 from our consulting and strategic advisory services business segment, by offering services to foreign governments planning to create or expand electricity generation capabilities using nuclear power plants benefiting from thorium-based or other nuclear fuels. Our fee type and structure that we offer for each client engagement is dependent on a number of variables, including the complexity, the level of the opportunity for us to improve the client’s electricity generation capabilities using nuclear power plants, and other factors. All of the Company's revenues for the first six months and three months ended June 30, 2008 have been derived from the completion of the Roadmap and Quickstart projects with the Executive Affairs Authority of Abu Dhabi, one of the member Emirates of the United Arab Emirates. The cost of consulting services provided are $3,384,566 for the six months ended June 30, 2008 and $1,736,562 for the three months ended June 30, 2008, which consists primarily of direct labor consulting expenses and other labor support costs incurred, to complete our first and second consulting projects with the EAA. Other indirect corporate overhead incurred was not allocated to the consulting and strategic advisory services business segment and is reported above in the business segment information chart as unallocated corporate overhead costs.

Based on the completion of the Roadmap and Quickstart projects and the August 1, 2008 Agreements, we are no longer a development stage company in 2008.

Technology Business

Over the next 12 to 18 months we expect to incur approximately $3-5 million in research and development expenses related to the development of our proprietary nuclear fuel designs. We expect to incur these expenses after we have entered into formal agreements with Russian nuclear entities that will grant us licensing and other rights to use such technologies or intellectual property developed by the Russian entities. Any such agreement would require formal review and approval by the Russian Federal Agency for Atomic Energy (RosAtom). We have spent approximately $285,000 for research and development so far in 2008, and a cumulative amount from the date of our inception (January 8, 1992, date of inception of Thorium Power Inc.) to June 30, 2008 of $4,968,762. In addition we incurred approximately $348,000 in salary, benefits and other general and administrative support costs for the six months ended June 30, 2008. We have established an office in Moscow and leased office space to support our research and development activities in Russia, as of May 1, 2008.

Over the next several years, we expect that our research and development activities will increase and will be primarily focused on testing and demonstration of our thorium/uranium and thorium/reactor-grade plutonium disposing fuel designs. The main objective of this research and development phase is to prepare for full-scale demonstration of our nuclear fuel technology in an operating commercial VVER-1000 reactor in Russia. Key research and development activities will include: (1) Scaling up the fuel fabrication process to full length (10 feet) rods used in commercial VVER-1000 reactors, (2) Validating thermal hydraulic performance of full size (10 feet) seed and blanket fuel assembly, (3) Continuing capsule irradiation testing of seed and blanket fuel samples in a research reactor and performing post-irradiation examination of fuel samples that have reached the target burn-up level to confirm fuel performance, and (4) Obtaining final regulatory approvals for insertion of fuel in VVER-1000 commercial reactors. As this research and development program relates to commercial applications of our fuel technology, and retaining ownership or control over as much key intellectual property as we possibly can is critical to the long-term success of our licensing business model, our plan is to fully fund these research and development activities ourselves. At the same time, we do not currently plan to fund research, testing and demonstration of our thorium/weapons-grade plutonium disposing fuel, which can only be used in the U.S.-Russia government-to-government weapons-grade plutonium disposition program and has no commercial applications. Hence, funding for any future research and development activities on this fuel design would have to be provided by the U.S. government or other stakeholders.

Financial Status

At June 30, 2008, our total assets were approximately $7.5 million and total liabilities as of June 30, 2008 were approximately $2.8 million. We had a working capital surplus of approximately $2.7 million at June 30, 2008.

Since the year ended December 31, 2007, our consulting revenues have improved our total cash plus marketable securities available for sale substantially to $6.9 million as of June 30, 2008, primarily due to the $4.3 million received in April 2008 as pre-payment for the Quickstart consulting contract that we entered into in March 2008, as mentioned above. Pursuant to the August 1, 2008 Agreements, the Company will be paid a total of $8.9 million from ENEC and $8.5 million from FANR (aggregate of $17.4 million), for professional fees and services performed during the period from June 23, 2008 through December 31, 2008. The term of the Agreements is five years, with automatic renewal for one year periods unless otherwise terminated pursuant to the provisions of the Agreements. A Side Letter provides that upon execution of the Agreements, EAA will pay to the Company $10 million of the aggregate $17.4 million, with the remaining $7.4 million due under the agreements to be paid, equally, by ENEC and FANR upon their formation.

In support of our longer-term business plan for our technology business segment, we will need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity to finance our overhead and research and development expenditures. We will also need to raise capital to support our overhead operation if the consulting and strategic advisory services business becomes non-sustaining. Our current average monthly projected working capital requirements for the company, excluding the $3-5 million of research and development expenses we expect to incur in Russia over the next 12 – 18 months is approximately $1,000,000 per month. This financing will need to take place early in 2009, to ensure that we have the necessary working capital to continue our business operations through 2009 and beyond. It is important to note that financing may not be available or we may not be able to obtain that financing on terms acceptable to us. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of our outstanding common stock. To support this financing activity, we are exploring transaction opportunities that could simultaneously create strategic industry and market alliances for the company, to support our operations in 2009 and beyond.

Consolidated Results of Operations

Comparison of the Six Months Ended June 30, 2008 to June 30, 2007

The following table summarizes certain aspects of the Company’s consolidated results of operations for the six months ended June 30, 2008 compared to the six months ended June 30, 2007:

	Six Months Ended
	June 30,
	2008	2007	Change $	Change %

Consulting Revenues	$8,116,625	$-	$8,116,625	-

Cost of services provided
Consulting expenses	$3,384,566	$-	$3,384,566
% of total revenues	42%	-		-

Gross profit	$4,732,059	$-	$4,732,059
% of total revenues	58%	-		-

Operating Expenses

General and administrative	$3,116,987	$2,793,733	$323,254
% of total revenues	38%	N/A		12%
Research and development expenses	$285,449	$155,471	$129,978
% of total revenues	4%	N/A		-
Stock-based compensation	$2,787,179	$2,454,734	$332,445
% of total revenues	34%	N/A		14%
Total Operating Loss	$(1,457,556)	$(5,403,938)	$3,946,382
% of total revenues	-18%	N/A		-73%
Other Income and (Expenses)
Interest income/expense, other	$(295,570)	$158,336	$(453,906)
% of total revenues	-4%	N/A		-287%

Net loss - before income taxes	$(1,753,126)	$(5,245,602)	$3,492,476
% of total revenues	-22%	N/A		-67%

Revenues

The increase in revenues for the six months ended June 30, 2008, as compared to the same period in 2007, is primarily due to us coming out of the development stage with our consulting and strategic advisory services business segment. We earned revenue by completing the Roadmap and Quickstart consulting projects mentioned above. We will earn additional consulting revenues in the future quarters of 2008 from the two new consulting agreements we entered into on August 1, 2008, and potential additional consulting contracts we may obtain in 2008.

Cost of Services Provided

The increase in the cost of services for the six months ended June 30, 2008 is due to the expenses related to the consulting, professional, travel, administrative and other costs that were incurred to complete the work performed on our Roadmap and Quickstart consulting projects. We will incur additional consulting and other support expenses while working on the two new consulting agreements that we entered into on August 1, 2008 as well as potential additional consulting contracts we may obtain, in the future reporting periods in 2008.

General and Administrative Expenses

The increase in the general and administrative expenses for the six months ended June 30, 2008 is primarily due to an increase in corporate consulting costs of approximately $232,000, (from $266,000 in 2007 to $498,000 in 2008) and an increase of approximately $216,000 in employee wages and benefits, due to the increase in wages and also the increase in the number of employees hired to support both business segments. This increase was offset by a decrease of amounts paid for corporate travel expenses of $128,000, (from 337,000 in 2007 to $209,000 in 2008). We expect our general and administrative expenses to increase in future periods due to the expansion of our consulting and strategic advisory services business segment and the hiring of new officers, employees and consultants to help further develop and support both our (1) consulting and strategic advisory services and (2) technology business segments.

Research and Development Costs

The increase in research and development costs for the six months ended June 30, 2008 is due to the increase in the scope of work for our research and development activities both in Russia and elsewhere. We expect that our research and development expenses will increase in the future periods.

Stock-Based Compensation

The increase in stock based compensation for the six months ended June 30, 2008 is due to the long-term incentive stock options and stock that were granted under our stock plan to our executives, directors, advisors and employees at the end of 2007, which is now being expensed as these grants are vesting in 2008 and in future years. We expect that our stock based compensation will increase in future periods due to the granting of additional stock options and stock to attract new executives and consultants, as well as granting stock options and stock to our current executives, directors, consultants and other support staff.

Other Income and Expense

The decrease in other income and expense for the six months ended June 30, 2008 is due to the decrease in interest income earned on our idle cash balances and the realized loss on marketable securities. Due to the current lack of liquidity for auction rate securities held by the Company, we have concluded that the carrying value of these investments was higher than its fair value as of June 30, 2008. Accordingly, these auction rate securities have been recorded at their estimated fair value of $1,674,849 (total realized loss of $439,594 for the three months and six months ended June 30, 2008). The Company considers this to be an other-than-temporary reduction in the carrying value of these auction rate securities. Accordingly, the loss associated with these auction rate securities of $439,594 has been recorded as a recognized loss on investments in the Company’s consolidated statement of operations for the three months and six months ended June 30, 2008. The Company does not know at the present time when it will be able to convert these investments into cash.  Accordingly, management has classified these investments as a non-current asset on its consolidated balance sheet as of June 30, 2008. Management will continue to monitor these investments closely for future indications of further impairment. The Company currently expects to be able to sustain its operations as it anticipates having adequate cash reserves for future operations. We expect to hold these auction rate securities until such time that the market recovers for these types of investments.

Comparison of the Three Months Ended June 30, 2008 to June 30, 2007

The following table summarizes certain aspects of the Company’s consolidated results of operations for the three months ended June 30, 2008 compared to the three months ended June 30, 2007

	Three Months Ended
	June 30,
	2008	2007	Change $	Change %

Consulting Revenues	$4,301,500	$-	$4,301,500

Cost of services provided

Consulting expenses	$1,736,562	$-	$1,736,562
% of total revenues	40%	-		-

Gross profit	$2,564,938	$-	$2,564,938
% of total revenues	60%	-		N/A

Operating Expenses
General and administrative	$1,597,941	$1,265,340	$332,601
% of total revenues	37%	N/A		26%

Research and development	$154,788	$129,402	$25,386
% of total revenues	4%	N/A		N/A
Stock-based compensation	$1,423,376	$1,119,217	$304,159
% of total revenues	33%	N/A		27%
Total Operating Loss	$(611,167)	$(2,513,959)	$1,902,792
% of total revenues	-14%	N/A		-76%
Other Income and (Expenses)
Interest income/expense, other	$(384,852)	$45,750	$(430,602)
% of total revenues	-9%	N/A		-941%

Net loss	$(996,019)	$(2,468,209)	$1,472,190
% of total revenues	-23%	N/A		-60%

Revenues

The increase in revenues for the three months ended June 30, 2008, as compared to the same period in 2007, is primarily due to us coming out of the development stage with our consulting and strategic advisory services business segment. We earned revenue for the three months ended June 30, 2008 from our Quickstart consulting project. We will earn additional consulting revenues in the future quarters of 2008 from the two new consulting contracts that we entered into on August 1, 2008, mentioned above.

Cost of Services Provided

The increase in the cost of services for the three months ended June 30, 2008 is due to expenses related to the consulting, professional, travel, administrative and other costs that were incurred to complete the work performed on our Quickstart consulting project. We anticipate incurring additional consulting and other support expenses related to the August 1, 2008 Agreements as well as other consulting projects that we may enter into, in future reporting periods in 2008.

General and Administrative Expenses

The increase in the general and administrative expenses for the three months ended June 30, 2008 is primarily due to an increase in corporate consulting costs that are recorded as administrative expenses of approximately $300,000, (from $22,000 in 2007 to $322,000 in 2008) and an increase of approximately $153,000 in employee wages and benefits due to the increase in wages and also the increase in the number of employees hired. We also had an increase in fees and expenses for our advisory boards of approximately $156,000. This increase was offset by a decrease in amounts paid for corporate travel expenses of $154,000, (from 212,000 in 2007 to $58,000 in 2008) and a decrease in legal fees paid of $74,000 (from 252,000 in 2007 to $178,000 in 2008). We expect our general and administrative expenses to increase in future periods due to the expansion of our consulting and strategic advisory services business segment and the hiring of new officers, employees and consultants to help further develop and support our (1) consulting and strategic advisory services and (2) technology business segments.

Research and Development Costs

The increase in research and development costs for the six months ended June 30, 2008 is due to the increase in the scope of work for our research and development activities both in Russia and elsewhere. We expect that our research and development expenses will increase in the future periods.

Stock-Based Compensation

The increase in stock based compensation for the three months ended June 30, 2008 is due to the long-term incentive stock options and stock that were granted under our stock plan to our executives, directors, advisors and employees at the end of 2007, and in the six months ended June 30, 2008, which are now being expensed as these grants are vesting in 2008 and in future years.

Other Income and Expense

The decrease in other income and expense for the six months ended June 30, 2008 is due to the decrease in interest income earned on our idle cash balances and the realized loss on marketable securities, as mentioned above in the six month analysis in the changes in other income and expense.

Liquidity and Capital Resources

As of June 30, 2008, we had a total of cash and cash equivalents of $5,185,597. The following table provides detailed information about our net cash flow for all financial statements periods presented in this Report.

Cash Flow

	Six Months Ended June 30,
	2008	2007

Net cash used in operating activities	$(3,086,787)	$(3,250,305)
Net cash used in investing activities	-	-
Net cash provided (used by) financing activities	39,542	(2,515)
Net cash outflow	$(3,047,245)	$(3,252,820)

In August 2008 we will receive $10 million as an advance payment for consulting services to be performed under our two new consulting agreements signed on August 1, 2008.

Operating Activities

Net cash used for operating activities was $3,086,787 for the six months ended June 30, 2008, which is a decrease of $163,518 from the $3,250,305 net cash used for operating activities for the same period in 2007. This decrease in the use of funds for our operating activities was primarily due to the cash received from the Quickstart consulting agreement of $4,285,000, received in April 2008. The cash received of $3,793,125 for fees earned from our first consulting agreement, the Roadmap consulting agreement that was completed in March 2008, was received in December 2007 as a full prepayment prior to the start of the Roadmap consulting contract and this amount (recorded as deferred revenue at December 31, 2007) was recorded as cash received in the our statement of cash flows for the year ended December 31, 2007 and is not included in the statement of cash flows for the six months ended June 30, 2008 nor in the above liquidity chart for the six months ended June 30, 2008. This decrease in the cash used in operation activities was offset by an increase in our cost of services provided to perform these contracts, which was paid to our consultants in order to provide the necessary services for both the Roadmap and Quickstart consulting projects. The other changes to the operating activities cash flows are mentioned above in the consolidated results of operations section regarding expenses incurred for general and administrative expenses, and items mentioned in the other income and expense.

Financing Activities

Net cash provided by financing activities in the six months ended June 30, 2008 totaled $39,542, as compared to cash used of $2,515 in the same period of 2007. This increase in the cash provided by financing activities was mainly attributable to money received from the exercise of stock options in the amount of $49,975. This increase in cash provided by our financing activities was offset by an increase in our payments of our notes payable in the amount of $10,433.

Management expects that the proceeds from our first two consulting agreements, as well as the expected proceeds from the two new consulting agreements we entered into in August 2008, will meet our foreseeable working capital needs for our current operations for the next 6 to 12 months. However, we will need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity to support our longer term business plan. We will also need to raise capital to support our overhead operation if the consulting and strategic advisory services business becomes non-sustaining. If we need to obtain additional financing, that financing may not be available or we may not be able to obtain that financing on terms acceptable to us. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of our outstanding common stock.

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

The options were valued using the Black-Scholes option pricing model. The assumptions used were as follows: volatility of 99% to 275%, a risk-free interest rate of 4.06% to 4.45%, dividend yield of 0% and an exercise term of five to ten years.

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

On January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, or FIN 48. FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. As a result of the implementation of FIN 48, we did not recognize any current tax liability for unrecognized tax benefits. We have estimated the amount of our net operating loss carry-forwards and we currently have engaged tax professionals to evaluate the amount of net operating loss carry-forward available to us to offset future taxable income, under Internal Revenue Code Section 382.

Revenue Recognition from Consulting Contracts

We believe one of our critical accounting policies is revenue recognition from our consulting contracts. We are currently primarily deriving our revenue from fees by offering consulting and strategic advisory services to foreign commercial and government owned entities planning to create or expand electricity generation capabilities, using nuclear power plants. Our fee type and structure for each client engagement depend on a number of variables, including the size of the client, the complexity, the level of the opportunity for us to improve the client’s electricity generation capabilities using nuclear power plants, and other factors.

We recognized the revenues for our first consulting project which we completed in March 2008, using the completed performance model. We recognized the revenues from our second consulting contract in our second fiscal quarter of 2008 and we will recognize revenue from the two new consulting agreements that we entered into in August 2008 as the consulting services are performed and certain contract deliverables, performed in accordance with an agreed-upon detail work plan, are met.

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

Intangibles

As presented on the accompanying balance sheet, we had patents with a net book value of $217,875 as of June 30, 2008. There are many assumptions and estimates that may directly impact the results of impairment testing, including an estimate of future expected revenues, earnings and cash flows, and discount rates applied to such expected cash flows in order to estimate fair value. We have the ability to influence the outcome and ultimate results based on the assumptions and estimates we choose for testing. To mitigate undue influence, we set criteria that are reviewed and approved by various levels of management. The determination of whether or not intangible assets have become impaired involves a significant level of judgment in the assumptions. Changes in our strategy or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets.

Marketable Securities

The Company’s investments in auction rate marketable securities are classified as available-for-sale securities under FAS-115, Accounting for Certain Investments in Debt and Equity Securities. These securities are reported at their fair market value, with unrealized holding gains and losses reported in other comprehensive income. Due to the current lack of liquidity for auction rate securities held by the Company, we have concluded that the carrying value of these investments was higher than its fair value as of June 30, 2008. Accordingly, these auction rate securities have been recorded at their estimated fair value.

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

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the period covered by this report that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of June 30, 2008, and was effective during the entire quarter ended June 30, 2008.

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

ITEM 1A. Risk Factors

Risk factors are normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America but have been omitted from these statements pursuant to such rules and regulation and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2007, included in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS

There were no unregistered sales of equity securities during the fiscal quarter ended June 30, 2008.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the fiscal quarter ended June 30, 2008.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal quarter ended June 30, 2008.

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

Date: August 13, 2008

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