Form 10-Q
period 2008-09-30
Thorium Power, Ltd
filed 2008-11-13
CIK 1084554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2008

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
The number of shares outstanding of each of the issuer’s classes of common equity, as of September 30, 2008 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	301,395,310

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

ITEM 1. FINANCIAL STATEMENTS

THORIUM POWER, LTD.

UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

TABLE OF CONTENTS

Page
Condensed Consolidated Balance Sheets	2
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss	3
Unaudited Condensed Consolidated Statements of Cash Flows	4
Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity	5
Notes to Unaudited Consolidated Financial Statements	6 -14

Thorium Power Ltd.
Condensed Consolidated Balance Sheets

	September	December 31
	2008	2007
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$10,360,068	$9,907,691
Accounts receivable - reimbursable project costs	759,929	—
Prepaid expenses & other current assets	115,586	204,035
Deferred project costs	—	371,631
Total Current Assets	11,235,583	10,483,357

Property Plant and Equipment -net	211,281	30,676

Other Assets
Marketable securities - available for sale	2,127,429	0
Patent costs - net	217,875	217,875
Security deposits	140,467	2,049
Total Other Assets	2,485,771	219,924

Total Assets	$13,932,635	$10,733,957

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable and accrued liabilities	$3,010,118	$2,122,649
Current portion long term debt	—	4,651
Customer deposit and other current liabilities	—	1,206,875
Deferred revenue	3,270,000	3,793,125
Total Current Liabilities	6,280,118	7,127,300

Notes Payable - long term	—	5,782

Total Liabilities	6,280,118	7,133,082

Stockholders' Equity
Preferred stock, $0.001 par value, 50,000,000 authorized shares, no shares issued and outstanding	-	-
Common stock, $0.001par value, 500,000,000 authorized, 301,395,310 shares issued and outstanding at September 30, 2008 and 299,014,182 shares issued and outstanding at December 31, 2007	301,395	299,014
Additional paid in capital - stock and stock equivalents	46,744,676	41,791,735
Accumulated Deficit	(39,563,035)	(38,630,572)
Common stock reserved for issuance, 484,055 shares and 2,000,000 shares at September 30, 2008 and December 31, 2007, respectively	114,787	590,000
Accumulated other comprehensive income	463,862	30,143
Deferred stock compensation	(409,168)	(479,445)
Total Stockholders' Equity	7,652,517	3,600,875

Total Liabilities and Stockholders' Equity	$13,932,635	$10,733,957

The accompanying notes are an integral part of these consolidated financial statements

Thorium Power Ltd.
Condensed Consolidated Statements of Operations and Comprehensive Loss

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2008	2007	2008	2007
Revenue:
Consulting revenue	$14,863,125	$—	$6,746,500	$—

Cost of Consulting Services Provided	5,246,875	—	1,862,309	—

Gross Margin	9,616,250	—	4,884,191	—

Operating Expenses
General and administrative	5,595,881	3,907,464	2,478,894	1,113,731
Research and development expenses	497,228	297,064	211,779	141,593
Stock-based compensation	4,172,007	3,582,344	1,384,828	1,127,610
Total Operating Expenses	10,265,116	7,786,872	4,075,501	2,382,934

Operating income (loss)	(648,866)	(7,786,872)	808,690	(2,382,934)

Other Income and (Expenses)
Interest income	162,293	301,824	19,113	84,888
Realized loss on marketable securities	(438,750)	—	—	—
Other expenses	—	(58,600)	—	—
Total Other Income and Expenses	(276,457)	243,224	19,113	84,888

Net income (loss) before income taxes	(925,323)	(7,543,648)	827,803	(2,298,046)

Income taxes	7,140	—	(24,799)	—

Net income (loss)	(932,463)	(7,543,648)	852,602	(2,298,046)

Other Comprehensive Income Unrealized gain marketable securities	433,719	3,274	437,234	3,931

Total Comprehensive Income (Loss)	$(498,744)	$(7,540,374)	$1,289,836	$(2,294,115)

Net Income (Loss) Per Common Share, Basic and diluted	$0.00	$(0.03)	$0.00	$(0.01)
Weighted Average Number of shares outstanding for the period used to compute per share data	300,406,299	296,297,409	299,615,349	296,170,196

The accompanying notes are an integral part of these consolidated financial statements

Thorium Power Ltd.
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	(Unaudited)
	2008	2007
Operating Activities:
Net Loss	$(932,463)	$(7,543,648)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Shares issued for other than cash for payment of expenses	4,500,411	3,735,500
Depreciation and amortization	11,593	6,213
Amortization of deferred revenue - net	(523,125)	0
Amortization of deferred project costs	5,246,875	0
Realized loss on marketable securities	433,719	0
Settlement Expense	0	37,161
Changes in non-cash operating working capital items:
Accounts receivable - reimbursable project costs	(759,929)	0
Prepaid expenses and other current assets	88,449	307,013
Security deposits	(138,418)	0
Accounts payable, accrued liabilities and other current liabilities	(319,406)	(999,311)
Deferred project costs	(4,875,244)	0
Net Cash Provided By (Used In) Operating Activities	2,732,462	(4,457,072)

Investing Activities:
Purchase of office equipment	(192,198)	—
Other	—	3,274
Net Cash Provided By (Used In) Investing Activities	(192,198)	3,274

Financing Activities:
Proceeds from issue of common shares	49,975	—
Payments on notes payable and other	(10,433)	(3,685)
Net Cash Provided By (Used In) Financing Activities	39,542	(3,685)

Net Increase (Decrease) In Cash and Cash Equivalents	2,579,806	(4,457,483)

Cash and Cash Equivalents, Beginning of Period	9,907,691	10,927,775
Reclassification of cash equivalents to marketable securities - available for sale	(2,127,429)	—

Cash and Cash Equivalents, End of Period	$10,360,068	$6,470,292

Supplemental Disclosure of Cash Flow Information
Cash paid during the year:
Interest paid	$40	$524
Income taxes paid	$31,939	$—
Non-cash transactions:
Conversion of liabilities to equity	$0	$1,410,884

The accompanying notes are an integral part of these consolidated financial statements

Thorium Power Ltd.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For Nine Months Ended September 30, 2008 (Unaudited) and Year Ended December 31, 2007

					Stock
			Additional		Committed	Accumulated	Deferred
	Common Stock		Paid-in	Accumulated	Future	Comprehensive	Stock	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Issuance	Income	Compensation	Shares	Amount	Equity

Balance - December 31, 2006	257,291,709	$257,292	$23,148,560	$(27,177,989)	$1,200,000	$18,861	$(285,200)	(850,000)	$(255,850)	$(3,094,326)
Issuance of stock for services	808,916	809	232,678							233,487
Issuance of stock for payment of liabilities	714,120	714	277,727							278,441
Stock based compensation - shares committed for future issuance and issued	2,350,000	2,350	866,150		(1,200,000)					(331,500)
Stock Option Expense			3,991,317							3,991,317
Net loss for the year				(11,452,583)						(11,452,583)
Unrealized gains on marketable securities						11,282				11,282
Amortization of deferred stock compensation costs							395,755			395,755
Reclassification of warrant liability to additional paid in capital			1,132,444							1,132,444
Cashless exercise of stock options and warrants	888,534	888	(888)							0
Retirement of treasury stock	(850,000)	(850)	(255,000)					850,000	255,850	0
Stock settlement - merger	128,139	128	37,032							37,160
Stock based compensation - officers, directors and employees	1,022,927	1,023	357,002							358,025
Reclassification of temporary equity to permanent equity	36,659,837	36,660	12,004,713							12,041,373
Stock based compensation - shares committed for future issuance					590,000		(590,000)			0
Balance - December 31, 2007	299,014,182	$299,014	$41,791,735	$(38,630,572)	$590,000	$30,143	$(479,445)	—	—	$3,600,875
Unrealized loss on marketable securities						433,719				433,719
Exercise of stock options	320,350	320	49,655							49,975
Stock option expense			4,009,315							4,009,315
Stock based compensation - officers, directors and employees	60,778	61	305,971		114,787		(114,787)			306,032
Amortization of deferred stock compensation costs							185,064			185,064
Shares issued	2,000,000	2,000	588,000		(590,000)					0
Net loss for the period				(932,463)						(932,463)
Balance September 30, 2008	301,395,310	$301,395	$46,744,676	$(39,563,035)	$114,787	$463,862	$(409,168)	—	$—	$7,652,517

The accompanying notes are an integral part of these consolidated financial statements

Thorium Power Ltd.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Nine Months Periods Ended September 30, 2008 and 2007

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month and nine-month periods have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

Nature of Operations

Radkowsky Thorium Power Corp., incorporated in the state of Delaware on January 8, 1992 (“Inception”), changed its name to Thorium Power, Inc. in Apri1 2001. On February 14, 2006, Novastar Resources Ltd. (“Novastar”), now called Thorium Power Ltd., entered into an Agreement and merged on October 6, 2006 with Thorium Power, Inc. (Collectively after the merger, all entities are referred to as the “Company" or “Thorium”). Thorium is engaged in two business segments. The first business segment is the development, promotion and marketing of its patented nuclear fuel designs: (1) thorium/uranium nuclear fuel and (2) thorium/reactor-grade plutonium disposing fuel. The Company also has a conceptual design of a thorium/plutonium disposing fuel. These fuels are designed to be used in existing light water reactors. Presently, we are focusing most of our efforts on demonstrating and testing our nuclear fuel technology for the Russian designed VVER-1000 reactors. Operations to date in this business segment have been devoted primarily to continued development of our fuel designs, filing for certain patents related to our technology, developing strategic relationships within the nuclear power industry, and securing political as well as some financial support from the United States and Russian governments.

Our business model expanded in 2007 and our second business segment is providing consulting and strategic advisory services to companies and governments planning to create or expand electricity generation capabilities using nuclear power plants. We have to date secured four contracts with successively larger values for consulting and strategic advisory services in the United Arab Emirates (“UAE”). We started working on our first consulting project with the Executive Affairs Authority (“EAA”) of Abu Dhabi, one of the member Emirates of the UAE in December 2007 and completed this first consulting project in March 2008. We secured our second consulting project with the EAA in March 2008 and completed our second project in June 2008. On August 1, 2008, we signed separate consulting services agreements with two government entities to be formed by Abu Dhabi. Under these two new agreements, we are to provide consulting and strategic advisory services over a contract term of five years starting from June 23, 2008, with automatic renewals of these contracts for one year periods, see note 2c below.

Once our reactor fuels are further developed and tested, we plan to license our intellectual property rights to fuel fabricators, nuclear generators, and governments for use in commercial light water nuclear reactors, or sell the technology to a major nuclear company or government contractor, or some combination of the two. We anticipate having the final design of our fuel technology for VVER-1000 reactors and demonstration of our fuel in a VVER-1000 operating reactor to commence in the next three to five years. Presently all our research, testing and demonstration activities are being conducted in Russia. Our research operations are subject to various political, economic, and other risks and uncertainties inherent in Russia.

Thorium Power Ltd.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Nine Months Periods Ended September 30, 2008 and 2007

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

We participate in a highly regulated industry that is characterized by governmental regulation. Our results of operations are affected by a wide variety of factors including general economic conditions, decreases in the use or public favor of nuclear power, the ability of our technology, the ability to safeguard the production of nuclear power, and safeguarding our patents and intellectual property from competitors. Due to these factors, we may experience substantial period-to-period fluctuations in our future operating results.

Based on the revenue we earned from our consulting contracts that we entered into in 2007 and 2008, we are no longer a development stage company in 2008, as we now have our ongoing consulting and strategic advisory services business segment, having recognized revenue earned in each of the quarters of 2008.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Consolidation

These financial statements include the accounts of Thorium Ltd. (a Nevada corporation) and our wholly-owned subsidiary, Thorium Power, Inc. (a Delaware corporation).

All significant intercompany transactions and balances have been eliminated in consolidation. We anticipate forming several foreign branch offices during the fourth quarter of 2008, which will be consolidated in our December 31, 2008 consolidated financial statements.

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

These consolidated financial statements include some amounts that are based on management's best estimates and judgments. The most significant estimates relate to valuation of stock grants and stock options, the net operating loss carry-forward, cost estimates relating to our consulting contracts, and the valuation allowance for deferred taxes and various contingent liabilities. These above-mentioned estimates and others may be adjusted as more current information becomes available, and any adjustment could be significant in future reporting periods.

c) Revenue Recognition

Revenue—at the present time we are deriving all of our revenue from our consulting and strategic advisory services business segment, by offering services to foreign governments planning to create or expand electricity generation capabilities using nuclear power plants. Our fee structure for each client engagement is dependent on a number of variables, including the size of the client, the complexity, the level of the opportunity for us to improve the client’s electrical generation capabilities using nuclear power plants, and other factors. The accounting policy we use to recognize revenue depends on the terms of the specific contract. All of our consulting contracts mentioned below are with the EAA of Abu Dhabi, one of the member Emirates of the UAE, and the related entities to be formed: Emirates Nuclear Energy Corporation (“ENEC”) and Federal Authority for Nuclear Regulation (“FANR”).

Thorium Power Ltd.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Nine Months Periods Ended September 30, 2008 and 2007

Revenue Recognition – Completed Performance Model

All of the Company's revenues recognized for the first quarter of 2008 were recognized under the completed performance model of revenue recognition for our first consulting project with EAA (Road Map). The consulting fee under this contract could have been refundable to our client, under the provisions of this contract, if we would have breached the contract, such as not deliver the final report to the foreign government. We received our fee for this contract in December 2007, in advance of our billing in March 2008. The total consulting revenue recognized under this contract during the three months ended March 31, 2008, was $3,793,125.

Revenue Recognition—Fixed-Fee Consulting Services

We recognize revenue associated with fixed-fee service contracts in accordance with the proportional performance method, measured by the percentage of costs (primarily labor) incurred to date as compared to the estimated total costs (primarily labor) for each contract. When a loss is anticipated on a contract, the full amount of the anticipated loss is recognized immediately. Our management uses its judgment concerning the estimation of the total costs to complete the contract considering a number of factors, including the experience of the personnel that are performing the services, and the overall complexity of the project. Should changes in management’s estimates be required, due to business conditions that cause the actual financial results to differ significantly from management's present estimates, revenue recognized in future periods could be adversely affected.

All of the Company’s revenues for the second quarter of 2008 were derived from the completion of the defined contract deliverables required from the second consulting contract entered into in March 2008 with the EAA, and completed in June 2008. This contract called for on-going consulting services from March 2008 through June 22, 2008. We started work on this project in April 2008. All revenue earned under this contract, $4,285,000 (which was received in April 2008), was recognized ratably during the second quarter of 2008.

Substantially all of the Company’s revenue in the amount of $6,746,500 for the third quarter of 2008, has been derived from the two consulting contracts we entered into in August 2008, for consulting services rendered and to be rendered from June 23, 2008 through December 31, 2008. These contracts provide for a total payment of $17.4 million, with $10 million paid by the EAA on behalf of two new governmental agencies to be formed ($5 million paid on behalf of each entity, a total of $10 million received in September 2008), and the remaining total balance of $7.4 million to be paid by each of the new governmental entities equally, upon their formation. These new government entities will be called the Emirates Nuclear Energy Corporation (“ENEC”) and the Federal Authority for Nuclear Regulation (“FANR”). We will provide strategic advisory services to both of these entities during the five year term of these agreements. Under these agreements, revenue is being derived from a fixed professional fee agreement. We discuss our consulting work periodically with the EAA to review the work performed to date, and to plan the scope of future work to be performed.

Once the company's thorium-based nuclear fuel designs have advanced to a commercially usable stage, the company will seek to license our technology to major government contractors or nuclear companies, working for the US and other governments. We expect that our revenue from license fees will be recognized on a straight-line basis over the expected period of the related license term.

d) Segment Reporting

The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company's chief operating decision maker for making operating decisions and assessing performance, as the source for determining the Company's reportable segments. The Company has determined that the Company has two operating segments as mentioned above and defined by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”. The two reporting business segments are our technology business and our consulting and strategic advisory services business.

e) Deferred Project Costs

All costs directly related to producing the work under the agreements with the UAE, such as consulting costs, other professional fees and various administrative support and other costs, are capitalized as deferred project costs (current asset on the accompanying balance sheet). Deferred project costs are then recognized or amortized to an expense captioned, “cost of consulting services provided” (on the accompanying statement of operations), when the revenue is to be recognized or when the project is completed. Total deferred project costs that were charged to expense or cost of consulting services provided for the three months and nine months ended September 30, 2008, were $1,862,309 and $5,246,875, respectively. Indirect corporate overhead incurred that was not allocated to the consulting and strategic advisory services business segment, is being reported as general and administrative expenses in the financial statements and in note 4 to these financial statements (Business Segments), as unallocated corporate overhead costs. At September 30, 2008, and December 31, 2007, capitalized deferred project costs totaled $0 and $371,631, respectively.

Thorium Power Ltd.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Nine Months Periods Ended September 30, 2008 and 2007

Travel costs and other reimbursable costs under the contract were offset, in accordance with the consulting agreements, against the balance sheet account captioned “customer deposit account”, until the total amount advanced by the customer for reimbursable costs was depleted in 2008. The customer deposit account was money advanced to us for reimbursable expenses that were incurred in accordance with the contracts with the EAA. At December 31, 2007, the customer deposit account was presented as a current liability on the balance sheet. The total travel and other reimbursable expenses charged for these consulting contracts that have not been reimbursed to us, are being presented on the balance sheet as accounts receivable in the amount of $759,929 at September 30, 2008. The deferred revenue balance at September 30, 2008 of $3,270,000 is presented separately, which represents the unearned balance of the $10 million deposit received from the EAA in September 2008, for the consulting work to be performed under the ENEC and FANR contracts mentioned above.

f) Cash and Cash Equivalents reclassified to Marketable Securities

Fair Value Measurements:
We adopted SFAS No. 157, “Fair Value Measurements,” effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. SFAS No. 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. In February 2008, the FASB issued FSP No.157-2, which delayed the effective date of SFAS No. 157 by one year for non-financial assets and liabilities. On October 10, 2008, FSP FAS 157-3 was issued to clarify SFAS No. 157. As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS No. 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires that fair value measurements be classified and disclosed in one of the following categories:

Level 1:
Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. We consider active markets as those in which transactions for the assets or liabilities occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:
Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes those derivative instruments that we value using observable market data. Substantially all of these inputs are observable in the marketplace throughout the full term of the derivative instrument, and can be derived from observable data or supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange traded derivatives such as over-the-counter commodity price swaps, investments, and interest rate swaps.

Thorium Power Ltd.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Nine Months Periods Ended September 30, 2008 and 2007

Level 3:
Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e., supported by little or no market activity).

As of September 30, 2008, we continued to hold approximately $1.6 million of auction rate securities that are classified at a Level 3 fair value measurement. These securities, which were recorded at the fair value at September 30, 2008, were subsequent to September 30, 2008, guaranteed at face value by the financial institution holding these securities. Based on the fact that we recovered our full cost basis in these auction rate securities, we have accordingly reported the fair value of these securities at their full cost basis of $2,127,429 at September 30, 2008 believeing that as of that date a knowledgeable purchaser would have anticipated the guarantee based on the reported negotiations between the financial institution and regulators.

Unrealized gains and losses and the related deferred income tax effects are excluded from earnings and reported as a separate component of stockholders’ equity, other comprehensive income (loss). Realized gains or losses are computed based on specific identification of the securities sold. Our fourth quarter results will reflect the full redemption of these auction rate securities by this financial institution, and the previous realized loss recorded on these auction rate securities of $438,750, will be reversed through the income statement in the fourth quarter 2008.

The reclassification of cash to marketable securities available-for-sale was recorded on the cash flow statement for the nine months ended September 30, 2008 in the amount of $2,127,429, due to the illiquidity of these auction rate securities in 2008, and reduced the cash at the beginning of the period on the statement of cash flows from $9,907,691 to $8,232,842 (a decrease of $1,674,849). These marketable securities have various maturities ($800,000 – mature 6/1/30, $825,000 – mature 12/15/39, and $485,000 mature 10/1/08). All of these securities have been redeemed at their full face value or cost basis, in October 2008.

The Company’s investments in these marketable securities are classified as available-for-sale securities under FAS-115, Accounting for Certain Investments in Debt and Equity Securities. The unrealized gain (loss) reported on all securities for the three months and nine months ended September 30, 2008 was $437,234 and $433,719, respectively, which is being recorded in other comprehensive income and loss for the three and nine months ended September 30, 2008.

3. FINANCIAL STATUS OF THE COMPANY – SEPTEMBER 30, 2008

The company is currently updating its strategic plan for 2009 to determine its future cash needs. Management anticipates, based on its current projected working capital requirements, that it will have enough working capital funds to sustain its current operations at its current operating level, until sometime in 2009. In support of the Company’s longer-term business plan, the Company will need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity to finance its research and development expenditures. The Company may also need to raise additional capital sooner to support its overhead operation if the consulting and strategic advisory services business becomes non-sustaining.

4. BUSINESS SEGMENTS

The Company has two principal operating segments, which are (1) technology and (2) consulting and strategic advisory services. These operating segments were determined based on the nature of the operations and the services offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker, in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer, chief operating officer, and chief financial officer have been identified as the chief operating decision makers. The Company’s chief operating decision makers direct the allocation of resources to operating segments based on the profitability, the cash flows, and the business plans of each respective segment.

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The accounting policies of the business segments are the same as those described in “Note 1: Summary of Significant Accounting Policies.” There is no allocation of corporate level assets or certain corporate expenses even though they contribute to both segments. The following tables show the operations of the Company’s reportable segments for the nine months and three months ended September 30, 2008. In 2007, the company was a development stage company, so we did not provide any consulting services and all expenses in 2007 were considered to be corporate expenses, other than research and development expenses of $141,593 and $297,064, for the three months and nine months ended September 30, 2007.

Thorium Power Ltd.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Nine Months Periods Ended September 30, 2008 and 2007

	Consulting		Technology		Corporate and Eliminations
	September 30, 2008		September 30, 2008		September 30, 2008		Total
	9 Months	3 Months	9 Months	3 Months	9 Months	3 Months	9 Months	3 Months
Revenue	14,863,125	6,746,500	—	—	—	—	14,863,125	6,746,500

Segment Profit (Loss)- Before Tax	9,616,250	4,884,191	(954,365)	(376,733)	(9,594,348)	(3,654,856)	(932,463)	852,602

Total Assets	—		217,875		13,714,760		13,932,635

Property Additions	—	—	—	—	192,198	192,198	192,198	192,198

Interest Expense	—	—	—	—	40	—	40	—

Depreciation	—	—	—	—	11,593	8,126	11,593	8,126

5.  RESEARCH AND DEVELOPMENT COSTS

Research and development costs, included in the statement of operations amounted to $211,779 and $497,228 for the three months and nine months ended September 30, 2008, respectively. Total cumulative expense has amounted to $5,180,541 from January 8, 1992 (date of inception of Thorium Power, Inc.) to September 30, 2008. For segment reporting, the Company has included certain costs for the technology segment that are reported in the statement of operations under general and administrative and stock based compensation operating expenses. These additional costs which total $164,954 and $457,138 for the three months and nine months ended September 30, 2008 respectively are mostly related to compensation paid to employees and consultants supporting our research and development activities.

6.  STOCKHOLDERS' EQUITY

Total Common stock outstanding at September 30, 2008 was 301,395,310. At September 30, 2008, there were 52,051,764 stock options outstanding and 484,055 shares of common stock reserved for future issuance to our new employees pursuant to their employment agreements, all totaling 353,931,129 of total stock and stock equivalents outstanding at September 30, 2008.

a) Common Stock Issuances –

On March 14, 2008, 320,350 stock options that were assumed in the merger and held by one consultant were exercised at a strike price of $.156 per share for total consideration of $49,975. Accordingly, 320,350 shares of the company’s common stock were issued in accordance with this option agreement. On May 13, 2008, 60,778 shares were issued to our directors in accordance with their respective director agreements for serving as directors, valued at approximately $0.33 per share for a total value of $20,000, for services rendered. In September 2008, a total of 2,000,000 shares that had been reserved for future issuance to our chief operating officer and chief financial officer were issued.

 b) Share-based Compensation

Total stock options outstanding at September 30, 2008 were 52,051,764 of which 33,658,501 of these options were vested at September 30, 2008.

Thorium Power Ltd.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Nine Months Periods Ended September 30, 2008 and 2007
Stock option transactions to the employees, directors, advisory board members and consultants are summarized as follows for September 30, 2008:

2008
Stock Options Outstanding
Beginning of the Year	51,354,656
Granted	1,542,458
Exercised	(320,350)
Forfeited	(525,000)
Outstanding end of the period	52,051,764
Options exercisable at the end of the period	33,658,501

The above table includes options issued as of September 30, 2008 as follows:

i).	A total of 12,037,500 non-qualified 5-10 year options have been issued by Thorium Power, Ltd., and are outstanding, to advisory board members at exercise prices of $0.25 to $0.64 per share.

ii).
A total of 32,918,662 2-10 year options have been issued to directors, officers and employees of the Company and are outstanding, at exercise prices of $0.156 to $0.83 per share. From this total, 18,619,906 options are outstanding to the Chief Executive Officer who is also a director, with remaining contractual lives of .3-9.2 years. All other options issued have a remaining contractual life ranging from .2 years to 9.9 years.

iii).	A total of 7,095,602 non-qualified 3-10 year options have been issued and are outstanding to consultants of the Company, at exercise prices of $0.16 to $0.5 per share.

The following table provides certain information with respect to the above-referenced stock options that are outstanding and exercisable at September 30, 2008:

	Stock Options Outstanding		Stock Options Vested
Exercise Prices	Weighted Average Remaining Contractual Life - Years	Number of Awards	Number of Awards	Weighted Average Exercise Price
$0.16 - $0.29	4.4	18,221,029	13,787,017	$0.18
$0.30 - $0.44	7.1	7,228,555	3,092,799	$0.34

$0.445-$0.63	5.5	17,402,180	9,920,344	$0.47
$0.64-$0.80	7.4	9,200,000	6,858,341	$0.76

Total	5.7	52,051,764	33,658,501	$0.40

The aggregate intrinsic value of stock options outstanding at September 30, 2008 was $0 of which $0 related to vested awards. Intrinsic value is calculated based on the difference between the exercise price of the underlying awards and the quoted price of our common stock as of the reporting date ($0.15 per share as of September 30, 2008)

Thorium Power Ltd.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Nine Months Periods Ended September 30, 2008 and 2007

During the three months and nine months ended September 30, 2008, $1,733,234 and $4,500,412 respectively was recorded as stock-based compensation expense in the statement of operations (stock based compensation in the amount of $308,405 to employees and others providing revenue generating services, was presented in the financial statements as cost of consulting services, for the quarter ended September 30, 2008). The result of all the above stock option grants that occurred after January 1, 2006 for Thorium Power Inc and stock option grants for Thorium Power Ltd that were recorded in the statement of operations totaled $1,626,502 and $4,295,348 for the three months and nine months ended September 30, 2008 respectively (non-deductible for tax purposes, may provide a tax deduction for the Company when exercised).

Stock compensation to two executive officers totaled $590,000, as a one-time stock grant pursuant to employment agreements that they entered into in 2007, was recorded to deferred stock compensation (total 2 million shares were issued in September 2008). The Company will issue additional shares of common stock of 127,626, which was granted in May 2008 to 3 employees that resulted in $36,373 of deferred stock compensation, and 356,429 shares granted to 8 employees in August 2008, that resulted in $78,414 of deferred stock compensation. The amortization of deferred stock compensation, recorded as stock based compensation for the three months and nine months ended September 30, 2008 was $86,732 and $185,065, respectively. The remaining stock-based compensation was issued to two directors, as mentioned above, which resulted in recording $20,000 of director fees.

e). Warrants

There were 512,556 warrants outstanding as of June 30, 2008, that expired in August 2008. There no warrants outstanding as of September 30, 2008.

f). Common Stock reserved for Future Issuance

Common stock reserved for future issuance consists of

	Shares of	Stock
	Common	Purchase
	Stock	Warrants	Amount
Stock-based Compensation	484,055	0	$114,787

7.  INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting and the amounts recognized for income tax purposes. The significant components of deferred tax assets (at a 40% effective tax rate) as of September 30, 2008 are as follows:

	Total Amount	Deferred Tax Asset Amount
Assets
Stock-based compensation	$11,006,061	$4,402,464
Approximate net operating loss carryforward	10,000,000	4,000,000
Less: valuation allowance	(21,006,161)	(8,402,464)
	$-	$-

The Company has net operating loss carry forward for federal and state tax purposes with substantially all of the net operating losses expected to expire unused or not be available to offset future taxable income, due to the Internal Revenue Code Section 382 limitation for the ownership change that occurred on October 6, 2006. As a result, the amount of the deferred tax assets considered realizable was reduced 100% by a valuation allowance. In the near term, the company will compute the actual Internal Revenue Code Section 382 limitation which will change the reported net operating loss carry forward estimated at $10,000,000, and the valuation allowance shown above. The Company has no other deferred tax assets or liabilities.

Thorium Power Ltd.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Nine Months Periods Ended September 30, 2008 and 2007

The company had paid income taxes in the amount of $31,939 as many of the company’s operating expenses in its 2006 tax year were classified under the internal revenue code as start-up costs which were not deductible for tax purposes, and the company had interest income that was taxable for tax purposes. This tax amount is not included in the above deferred tax asset information as it is deemed not significant at September 30, 2008. The Company filed a refund claim to the IRS in 2008 for the federal taxes paid.

8.  RESEARCH AGREEMENT

On December 27, 2007, Thorium Power, Inc. (“TPI”), a wholly-owned subsidiary of the Company, entered into an agreement for ampoule irradiation testing (the “Agreement”) with the Russian Research Centre “Kurchatov Institute” (“Kurchatov”). The ampoule irradiation testing program has been ongoing since 2002 pursuant to earlier agreements between TPI and Kurchatov. Under the Agreement TPI agreed to compensate Kurchatov for irradiation testing of TPI’s proprietary nuclear fuel designs conducted in 2006 and 2007. Pursuant to the Agreement, TPI is obligated to pay to Kurchatov $410,000 (liability accrued September 30, 2008 and December 31, 2007), and Kurchatov is obligated to transfer to TPI the worldwide rights in all of the test data generated in the course of the irradiation testing of TPI’s proprietary nuclear fuel designs in 2006 and 2007. Kurchatov agrees not to use, in any manner, the work product associated with such testing or exercise any rights associated therewith without the written consent of TPI. Further, Kurchatov is obligated to provide to TPI and its affiliates specified information and documentation for audit purposes, and to obtain any and all permits from Russian governmental entities which may be required in order for Kurchatov to perform under the Agreement. In addition to this agreement, there are consulting agreements with several consultants working on various projects for the company, which total approximately $15,000 per month.

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

The Company moved from its prior office facility and has entered into an agreement to lease new office space, under the terms of a sublease with a term of 65 months commencing August 1, 2008. Under the terms of the sublease, the lease payments are inclusive of pass-through costs, which include real estate taxes and standard operating expenses. As of September 30, 2008, the Company has paid the security deposit related to this sublease agreement in the amount of $120,486. The Company pays monthly rental fees in the amount of $40,162 in the first year of the sublease agreement, and payments increase by a factor of 4% each year thereafter. The Company may terminate this agreement by providing 60 days notice to the Sublessor.

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

Consulting and Strategic Advisory Services Business Segment

For the nine months ended September 30, 2008, substantially all of our revenue came from consulting agreements, with the Executive Affairs Authority (“EAA”), a government agency of Abu Dhabi, one of the member Emirates of the United Arab Emirates (“UAE”). The contracts involved the evaluation of a domestic nuclear energy program. We were first retained by the EAA on November 30, 2007 to provide consulting services designed to produce a roadmap that would constitute the first phase of a feasibility study (“Roadmap”) for a prospective program to deploy civilian nuclear power plants within the UAE, by acting as strategic advisor for the entity responsible for managing nuclear energy related activities in the UAE. The Roadmap contract agreement called for a $5 million upfront payment for professional fees and expenses, for a 15 week effort to develop a roadmap with recommendations related to timelines, as well as organizational structure and priorities for subsequent phases of the country’s future nuclear energy program. We completed the Roadmap project in March 2008 and then entered into a larger follow-on consulting agreement (“Quickstart”). The terms of the Quickstart project called for an upfront payment of professional fees to Thorium Power of $4.3 million. We completed work on the Quickstart project in June 2008. For these agreements, certain reimbursable expenses that were repaid to us were capped at 20% of the total professional fees and were billed separately to the EAA.

On August 1, 2008, we entered into two separate consulting services agreements with two governmental entities to be formed in the UAE, and a side agreement with the EAA. The first agreement is with the Emirates Nuclear Energy Corporation (“ENEC”), an Abu Dhabi entity that, upon formation, will be responsible for implementing the country’s nuclear energy infrastructure. We provide strategic advisory services regarding the development and management of ENEC (the “ENEC Agreement”). Under the second agreement with the Federal Authority for Nuclear Regulation (“FANR”), which upon formation, will be the independent nuclear regulatory agency in the UAE, we provide strategic advisory services regarding the development and management of FANR (the “FANR Agreement” and collectively with the ENEC Agreement, the “Agreements”). Pursuant to the Agreements, we will be paid $8.9 million from ENEC and $8.5 million from FANR (aggregate of $17.4 million) for professional fees related to our strategic advisory services performed from June 23, 2008 through December 31, 2008. In addition, we will be compensated for expenses which are capped at 20% of professional fees. The term of these Agreements is five years, with automatic renewal for one year periods unless otherwise terminated pursuant to the provisions of these Agreements. A Side Letter with the EAA provided that upon execution of these Agreements, the EAA would pay us $10 million of the aggregate $17.4 million ($10,000,000 was received in September 2008), with the remaining $7.4 million due under both of these agreements to be paid equally, by ENEC and FANR upon their formation. Of the $10 million payment by the EAA, $5 million was deemed to be made as a partial payment from ENEC and FANR, under each of these Agreements. Potential adjustments to our billings for future periods under the two new Agreements will depend on detailed work-plans which will typically be discussed and agreed between us and our clients on a quarterly basis during project reviews.

Revenue from the Roadmap contract was recognized during our first fiscal quarter of 2008, when the work on the contract was substantially completed. We recognized revenue related to the Quickstart project ratably over the term of the agreement as this contract called for on-going consulting services from March 2008 through June 2008. Under the August 1, 2008 Agreements, revenues are being derived from fixed professional fee agreements. Therefore, we are recognizing revenue under the proportional performance method of revenue recognition. Going forward, we may enter into additional consulting contracts to provide support and assistance to other commercial and governmental entities that are looking to develop and expand their nuclear power industry capabilities and infrastructure. In future consulting engagements we expect that revenues may be derived either from fixed professional fee agreements or from fees generated through hourly rates billed on a time and expense basis. Our current strategy in the consulting services business is focused on the following:

Primarily: Further strengthening the relationship with our existing clients in the UAE and increasing the revenue potential by providing additional consulting and strategic advisory services; and

Secondarily: Expanding our client base by further penetrating our markets and attracting new clients with similar needs as our existing clients, and also enhancing and extending our services, including the creation of new service offerings.

Our most significant expense related to our consulting and strategic advisory services business segment is the cost of services before reimbursable expenses, which generally relates to costs associated with generating consulting revenues, and includes employee payroll expenses and benefits, contractor compensation, vendor compensation, marketing expenses, and direct costs of training and recruiting the consulting staff. Consultant compensation consists of salaries, incentive compensation, and benefits. As revenues are generated from services performed by our permanent staff and contractors, our success depends on attracting, retaining and motivating talented, creative and experienced professionals at all levels.

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

Our future customers may include nuclear fuel fabricators, nuclear power plants and/or the U.S. or foreign governments.

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

Material Opportunities and Challenges

Consulting and Strategic Advisory Services

Our emergence in the field of nuclear energy consulting is in direct response to the need for independent assessments, and highly qualified and integrated strategic advisory services for countries looking to establish nuclear energy programs, while still providing a blueprint for safe, clean, efficient and cost-effective non-proliferative nuclear power. We offer full-scope planning and strategic advisory services for new and existing markets, and offer such services without a bias towards or against any reactor vendor or fuel technology. We believe that there are significant opportunities available to provide services to governments that are dedicated to non-proliferative, safe, and transparent nuclear programs.

Our major challenge in pursuing our business is that the decision making process for nuclear power programs typically involves careful consideration by many parties, and therefore requires significant time. Also, many of the potential clients that could benefit from our services are in regions of the world where tensions surrounding nuclear energy are high, or in countries where public opinion plays an important role. Domestic and international political pressure may hinder our efforts to provide nuclear energy services, regardless of our focus on non-proliferative nuclear power.

Proprietary Nuclear Fuel Technology Development

We believe that a major opportunity for us is the possibility that our fuel designs, which are currently in the research and development stage, will be used in the manufacturing of nuclear fuel utilized in many existing light water nuclear reactors in the future. Light water reactors are the dominant reactor types currently in use in the world, and fuels for such reactors constitute the majority of the commercial market for nuclear fuel. Our focus is on two different types, or variants, of thorium-based fuel designs. The first is designed to provide reactor owner-operators with an economically viable alternative fuel that will not generate weapons-usable plutonium in the spent fuel. The second is designed to dispose of reactor-grade plutonium that has been extracted from spent fuel from commercial reactors and stockpiled in Russia, Western Europe, the U.S., Japan, and other countries. We also have developed a conceptual design for a fuel to dispose of weapons-grade plutonium that is stockpiled in Russia and the United States. All three of these fuel variants are expected to have additional benefits, including reduced volume and reduced long-term radio-toxicity of spent fuel for the same amount of electricity generated, as compared with the uranium fuels that are currently used in light water reactors.

We, through our wholly owned subsidiary Thorium Power, Inc., have been developing relations with relevant entities within the United States and Russian governments for over fourteen years. Thorium Power, Inc., in cooperation with these governments, has been demonstrating its fuel designs in a research reactor in Russia for over four years. Independent analyses of the technology have been performed, including a May 2005 report by the International Atomic Energy Agency (the “IAEA”) and an April 2005 report by Westinghouse Electric Company LLC (“Westinghouse”). The IAEA and Westinghouse analyses were positive, and management believes that they can help lead to the favorable reception of our nuclear fuel designs in the future.

We are also working with Russian nuclear research institutes and Russian nuclear regulatory authorities, to have one or more of the fuel designs demonstrated in a Russian VVER-1000 reactor within the next three to four years, if we are able to obtain necessary support and enter into agreements with the Russian government and Russian research institutes. We believe that it will be necessary to enter into commercial arrangements with one or more major nuclear fuel fabricators, which in many cases are also nuclear fuel vendors, as a prerequisite to having our fuel designs widely deployed in global markets.

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

We believe that our greatest challenge will be acceptance of these fuel designs by nuclear power plant operators, which have in the past been hesitant to be the first to use a new type of nuclear fuel. In addition, our fuel designs would require regulatory approval by relevant nuclear regulatory authorities, such as the Nuclear Regulatory Commission in the United States or its equivalent agencies in other countries, before they can be used in commercial reactors. The regulatory review process, which is outside of our control, may take longer than expected and may delay a rollout of the fuel designs into the market. We believe that demonstration of one of the Company’s fuel designs in a commercial nuclear reactor would make deployment of the other designs easier, due to the many similarities that exist among all of our fuel designs.

Thorium Power, Inc. has been building relationships with companies and organizations in the nuclear power industry for several years. We will attempt to cause some or all of these companies and organizations to work in a consortium or a joint venture type arrangement with us in the future, however, we may not be able to develop any such consortium or arrangement in the near term or at all. The companies that we have identified for potential relationships have existing contracts with nuclear power plant owner-operators, under which they supply nuclear fuel branded with their name to such nuclear power plants. We will attempt to cause these nuclear fuel vending companies to provide their nuclear power plant operating customers with fuels that are designed with our technology. To do so, we will need to enter into agreements with one or more of these companies. Without such arrangements it would be more difficult for us to license our fuel designs because, in addition to the reputations, guarantees, services, and other benefits that these nuclear fuel vendors provide when selling fuel to nuclear power plant operators, they also often have multi-year fuel supply contracts with the reactor operators. These multi-year fuel supply contracts act as a barrier to entry into the market, such that it can be almost impossible to penetrate some markets for nuclear fuel without working with a nuclear fuel vendor that can support long term contracts. If we are successful in demonstrating our fuel designs in Russia and in continuing to build relationships with nuclear fuel vendors, we believe it may lead to one or more of these major companies in the nuclear power industry working with us in producing and selling our nuclear fuel designs to commercial reactor operators and governments.

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

We have provided a discussion of our results of operations on a consolidated basis and have also provided certain detailed segment information for each of our business segments below for the nine months and three months ended September 30, 2008, in order to provide a meaningful discussion of our business segments.

	Consulting		Technology		Corporate and Eliminations
	September 30, 2008		September 30, 2008		September 30, 2008		Total
	9 Months	3 Months	9 Months	3 Months	9 Months	3 Months	9 Months	3 Months
Revenue	14,863,125	6,746,500	—	—	—	—	14,863,125	6,746,500

Segment Profit (Loss)- Before Tax	9,616,250	4,884,191	(954,365)	(376,733)	(9,594,348)	(3,654,856)	(932,463)	852,602

Total Assets	—		217,875		13,714,760		13,932,635

Property Additions	—	—	—	—	192,198	192,198	192,198	192,198

Interest Expense	—	—	—	—	40	—	40	—

Depreciation	—	—	—	—	11,593	8,126	11,593	8,126

Factors Affecting the Comparability of Business Segment Results

As discussed above, the formation of our consulting and strategic advisory services business segment at the end of 2007 (December 2007), impacts the comparability of our results of segment operations for the three months and nine months ended September 30, 2008 versus the three months and nine months ended September 30, 2007, as we were not performing consulting services during the three months and nine months ended September 30, 2007, therefore we are not showing comparative 2007 figures in the business segment information above.

Consulting and Strategic Advisory Services Business

At the present time, all of our $6,746,500 of revenue for the three months ended September 30, 2008 and $14,863,125 for the nine months ended September 30, 2008 is derived from our consulting and strategic advisory services business segment, by offering services to foreign governments planning to create or expand electricity generation capabilities using nuclear power plants benefiting from thorium-based or other nuclear fuels. Our fee type and structure that we offer for each client engagement is dependent on a number of variables, including the complexity, the level of the opportunity for us to improve the client’s electricity generation capabilities using nuclear power plants, and other factors. All of the Company's revenues for the three months and nine months ended September 30, 2008, have been derived from the completion of the Roadmap and Quickstart projects and our continuing work under the August 1 Agreements, with the EAA, and upon formation, the ENEC and FANR. The cost of consulting services provided are $1,862,309 for the three months ended September 30, 2008 and $5,246,875 for the nine months ended September 30, 2008, which consists primarily of direct labor consulting expenses and other labor support costs incurred. Other indirect corporate overhead incurred was not allocated to the consulting and strategic advisory services business segment, and is reported above in the business segment information chart as unallocated corporate overhead costs.

Based on the completion of the Roadmap and Quickstart projects and the August 1, 2008 Agreements, we are no longer a development stage company in 2008.

Technology Business

Over the next 12 to 18 months we expect to incur approximately $3-5 million in research and development expenses related to the development of our proprietary nuclear fuel designs. We expect to incur these expenses after we have entered into formal agreements with Russian nuclear entities that will grant us licensing and other rights to use such technologies or intellectual property developed by the Russian entities. Any such agreement would require formal review and approval by the Russian Federal Agency for Atomic Energy (RosAtom). We have spent approximately $497,228 for research and development so far in 2008, and a cumulative amount from the date of our inception (January 8, 1992, date of inception of Thorium Power Inc.) to September 30, 2008 of $5,180,541. In addition we incurred approximately $457,000 in salary, benefits and other general and administrative support costs for the nine months ended September 30, 2008. We have established an office in Moscow and leased office space to support our research and development activities in Russia, as of May 1, 2008.

Over the next several years, we expect that our research and development activities will increase and will be primarily focused on testing and demonstration of our thorium/uranium and thorium/reactor-grade plutonium disposing fuel designs. The main objective of this research and development phase is to prepare for full-scale demonstration of our nuclear fuel technology in an operating commercial VVER-1000 reactor in Russia. Key research and development activities will include: (1) Scaling up the fuel fabrication process to full length (10 feet) rods used in commercial VVER-1000 reactors, (2) Validating thermal hydraulic performance of full size (10 feet) seed and blanket fuel assembly, (3) Continuing capsule irradiation testing of seed and blanket fuel samples in a research reactor, and performing post-irradiation examination of fuel samples that have reached the target burn-up level to confirm fuel performance, and (4) Obtaining final regulatory approvals for insertion of fuel in VVER-1000 commercial reactors. As this research and development program relates to commercial applications of our fuel technology, and retaining ownership or control over as much key intellectual property as we possibly can is critical to the long-term success of our licensing business model, our plan is to fully fund these research and development activities ourselves. At the same time, we do not currently plan to fund research, testing and demonstration of our thorium/weapons-grade plutonium disposing fuel, which can only be used in the U.S.-Russia government-to-government weapons-grade plutonium disposition program and has no commercial applications. Hence, funding for any future research and development activities on this fuel design would have to be provided by the U.S. government or other stakeholders.

Financial Status

At September 30, 2008, our total assets were approximately $13.9 million and total liabilities as of September 30, 2008, were approximately $6.3 million. We had a working capital surplus of approximately $5 million at September 30, 2008. Accounts payable and accrued liabilities balance as of September 30, 2008 equaled $3,010,118, an increase of approximately $887,000 since December 31, 2007. These liabilities have increased due to the increased volume caused principally by the growth of our consulting and strategic advisory services business.

Since the year ended December 31, 2007, our consulting revenues have improved our total cash plus marketable securities available for sale substantially to $12.5 million as of September 30, 2008, due to the $4.3 million received in April 2008 as pre-payment for the Quickstart consulting contract that we entered into in March 2008, and the $10 million received in September 2008, per the terms of the Side Agreement to the August 1, 2008 Agreements, as mentioned above. Pursuant to the August 1, 2008 Agreements, the Company is being paid a total of $8.9 million from ENEC and $8.5 million from FANR (aggregate amount of $17.4 million, of which we received $10,000,000 in September 2008), for professional fees and services performed during the period from June 23, 2008 through December 31, 2008. The remaining $7.4 million that is due under the Agreements will be paid, equally, by ENEC and FANR upon their formation.

In support of our longer-term business plan for our technology business segment, we will need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity to finance our overhead and research and development expenditures. We will also need to raise capital to support our technology business if the consulting and strategic advisory services business becomes non-sustaining. Our current average monthly projected working capital requirements for the company, excluding the $3-5 million of research and development expenses we expect to incur in Russia over the next 12–18 months is approximately $1,000,000 per month. This financing will need to take place in 2009, to ensure that we have the necessary working capital to continue our business operations through 2009 and beyond. It is important to note that financing may not be available or we may not be able to obtain that financing on terms acceptable to us. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of our outstanding common stock. To support this financing activity, we are exploring transaction opportunities that could simultaneously create strategic industry and market alliances for the company, to support our operations in 2009 and beyond.

Consolidated Results of Operations

Comparison of the Three Months Ended September 30, 2008 to September 30, 2007

The following table summarizes certain aspects of the Company’s consolidated results of operations for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

	Three Months Ended
	September 30,
	2008	2007	Change $	Change %

Consulting Revenues	$6,746,500	$—	$6,746,500	N/A

Cost of services provided
Consulting expenses	1,553,904	—	1,553,904	N/A
% of total revenues	23%
Stock-based compensation	308,405	—	308,405	N/A
% of total revenues	5%

Gross profit	4,884,191	—	4,884,191	N/A
% of total revenues	72%

Operating Expenses
General and administrative	2,478,894	1,113,731	1,365,163	123%
% of total revenues	37%	N/A
Research and development	211,779	141,593	70,186	50%
% of total revenues	3%	N/A
Stock-based compensation	1,384,828	1,127,610	257,218	23%
% of total revenues	21%	N/A
Total Operating Income/(Loss)	808,690	(2,382,934)	3,191,624	134%
% of total revenues	12%	N/A
Other Income and (Expenses)
Interest income/expense, other	19,113	84,888	(65,775)	(77)%
% of total revenues	0%	N/A

Net Income/(Loss)-before income taxes	$827,803	$(2,298,046)	$3,125,849	136%
% of total revenues	12%	N/A

Revenues

The increase in revenues for the three months ended September 30, 2008, as compared to the same period in 2007, is primarily due to us coming out of the development stage with our consulting and strategic advisory services business segment. We earned revenue for the three months ended September 30, 2008, and we will earn additional consulting revenues in the final quarter of 2008 from the August 1, 2008 consulting contracts, mentioned above.

Cost of Services Provided

The increase in the cost of services for the three months ended September 30, 2008 is due to expenses related to the consulting, professional, administrative and other costs that were incurred to perform work on our consulting projects in Abu Dhabi. We will incur additional consulting and other support expenses related to the August 1, 2008 Agreements.

General and Administrative Expenses

The increase in the general and administrative expenses for the three months ended September 30, 2008 is primarily due to an increase in corporate consulting costs that are recorded as administrative expenses of approximately $234,000, (from $107,829 in 2007 to $341,806 in 2008) and an increase of approximately $728,000 in employee wages and benefits due to the increase in wages, and also the increase in the number of employees hired. We have also increased expenses for rent, computer equipment and office supplies, by approximately $255,000, as we have moved to a larger office space and provided computer equipment and other supplies to new employees. We expect our general and administrative expenses to increase in future periods due to the expansion of our consulting and strategic advisory services business segment and the hiring of new officers, employees and consultants to help further develop and support our (1) consulting and strategic advisory services and (2) technology business segments.

Research and Development Costs

The increase in research and development costs for the nine months ended September 30, 2008 is due to the increase in the scope of work for our research and development activities in Russia. We expect that our research and development expenses will increase in the future periods.

Stock-Based Compensation

The increase in stock based compensation for the three months ended September 30, 2008, is due to the long-term incentive stock options and stock that were granted under our stock plan to our executives, directors, advisors and employees at the end of 2007,which are now being expensed as these grants are vesting in 2008 and in future years. Stock based incentives have also been offered to attract new employees in 2008, due to our expansion to meet the demands of contracts with our current customer, and anticipated future business with new customers.

Other Income and Expense

The decrease in other income and expense for the three months ended September 30, 2008 is due to the decrease in interest income earned on our idle cash.

Comparison of the Nine Months Ended September 30, 2008 to September 30, 2007

The following table summarizes certain aspects of the Company’s consolidated results of operations for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007:

	Nine Months Ended
	September 30,
	2008	2007	Change $	Change %

Consulting Revenues	$14,863,125		$$14,863,125	N/A

Cost of services provided
Consulting expenses	4,938,470		4,938,470	N/A
% of total revenues	33%
Stock-based compensation	308,405		308,405	N/A
% of total revenues	2%

Gross profit	9,616,250		9,616,250	N/A
% of total revenues	65%

Operating Expenses
General and administrative	5,595,881	3,907,464	1,688,417	43%
% of total revenues	38%	N/A
Research and development expenses	497,228	297,064	200,164	67%
% of total revenues	3%	N/A
Stock-based compensation	4,172,007	3,582,344	589,663	16%
% of total revenues	28%	N/A
Total Operating Loss	(648,866)	(7,786,872)	7,138,006	(92)%
% of total revenues	4%	N/A
Other Income and (Expenses)
Interest income/expense, other	(276,457)	243,224	(519,681)	(212)%
% of total revenues	(2)%	N/A

Net loss - before income taxes	$(925,323)	$(7,543,648)	$6,618,325	(88)%
% of total revenues	(6)%	N/A

Revenues

The increase in revenues in the amount of $14,863,125 for the nine months ended September 30, 2008, as compared to the same period in 2007, is primarily due to us coming out of the development stage with our consulting and strategic advisory services business segment by completing the Roadmap and Quickstart projects, and by providing consulting and strategic advisory services under the August 1 Agreements. The term of the August 1 Agreements is five years, with automatic renewals of these contracts for one year periods.

Cost of Services Provided

The increase in the cost of services for the nine months ended September 30, 2008 is due to the expenses related to the consulting, professional, administrative and other costs that were incurred to complete the work performed on our Roadmap and Quickstart consulting projects, and to provide consulting and strategic advisory services under the August 1 Agreements. We will incur additional consulting and other support expenses as we continue working on the consulting agreements that we entered into on August 1, 2008.

General and Administrative Expenses

The increase in the general and administrative expenses for the nine months ended September 30, 2008 is primarily due to an increase in corporate consulting costs and professional fees of approximately $542,000, (from $1,439,190 in 2007 to $1,980,831 in 2008) and an increase of approximately $902,000 in employee wages and benefits, due to the increase in wages and also the increase in the number of employees hired to support both business segments. Rental expense has increased by approximately $196,000, as we moved to larger office facilities to accommodate our growth. We expect our general and administrative expenses to increase in future periods due to the expansion of our consulting and strategic advisory services business segment and the hiring of new officers, employees and consultants to help further develop and support both our (1) consulting and strategic advisory services and (2) technology business segments.

Research and Development Costs

The increase in research and development costs for the nine months ended September 30, 2008 is due to the increase in the scope of work for our research and development activities both in Russia and elsewhere. We expect that our research and development expenses will increase in the future periods.

Stock-Based Compensation

The increase in stock based compensation for the nine months ended September 30, 2008 is due to the long-term incentive stock options and stock that were granted under our stock plan to our executives, directors, advisors and employees at the end of 2007, which is now being expensed as these grants are vesting in 2008 and in future years. Additional stock based incentives have been offered to attract new employees in 2008, due to expansion to meet the demands of contracts with our current customer, and anticipated future business with new customers. We expect that our stock based compensation will increase in future periods due to the granting of additional stock options and stock to attract new executives and consultants, as well as granting stock options and stock to our current executives, directors, consultants and other support staff.

Other Income and Expense

The decrease in other income and expense for the nine months ended September 30, 2008, is due to the decrease in interest income earned on our idle cash balances and the realized loss on marketable securities. Due to the lack of liquidity in 2008 for auction rate securities held by the Company, we concluded that the carrying value of these investments was higher than its fair value as of September 30, 2008. Accordingly, these auction rate securities were recorded at their estimated fair value of $1,674,849 (total realized loss of $438,750 for the nine months ended September 30, 2008). The Company considered this to be an other-than-temporary reduction in the carrying value of these auction rate securities at June 30, 2008. Accordingly, the loss associated with these auction rate securities of $438,750 was recorded as a recognized loss on investments in the Company’s consolidated statement of operations and we classified these investments as a non-current asset on its consolidated balance sheet. The financial institution that sold these securities and was holding the securities on our behalf, informed us that it would redeem these securities at their full face value, and did redeem these securities in October 2008. As such, the realized loss of $438,750 will be reversed in the fourth quarter financial statements.

Liquidity and Capital Resources

As of September 30, 2008, we had a total of cash and cash equivalents of $10,360,068. The following table provides detailed information about our net cash flow for all financial statements periods presented in this Report.

Cash Flow

	Nine Months Ended September 30,
	2008	2007

Net cash provided by(used in) operating activities	$2,732,462	$(4,457,072)
Net cash provided by(used in) investing activities	(192,198)	3,274
Net cash provided by(used in) financing activities	39,542	(3,685)
Net cash inflow (outflow)	$2,579,806	$(4,457,483)

Operating Activities

Net cash provided by operating activities was $2,732,462 for the nine months ended September 30, 2008, compared to $4,457,072 net cash used in operating activities for the same period in 2007. This increase in funds provided by our operating activities was primarily due to (1) the cash received from the Quickstart consulting agreement of $4,285,000, received in April 2008, and (2) the $10,000,000 advance payment received in September 2008 under the August 1 Agreements. The cash received of $3,793,125 for fees earned from our first consulting agreement, the Roadmap consulting agreement that was completed in March 2008, was received in December 2007 as a full prepayment prior to the start of the Roadmap consulting contract, and this amount (recorded as deferred revenue at December 31, 2007) was recorded as cash received in the our statement of cash flows for the year ended December 31, 2007 (and is not included in the statement of cash flows for the nine months ended September 30, 2008 nor in the above liquidity chart for the nine months ended September 30, 2008). This increase in the cash provided by operation activities was offset by an increase in our cost of services provided to perform these contracts, which was paid to our employees and consultants in order to provide the necessary services related to these consulting projects. The other changes to the operating activities cash flows are mentioned above in the consolidated results of operations section regarding expenses incurred for general and administrative expenses, and items mentioned in the other income and expense.

Financing Activities

Net cash provided by financing activities in the nine months ended September 30, 2008 totaled $39,542, as compared to cash used of $3,685 in the same period of 2007. This increase in the cash provided by financing activities was mainly attributable to money received from the exercise of stock options in the amount of $49,975. This increase in cash provided by our financing activities was offset by an increase in our payments of our notes payable in the amount of $10,433.

Management expects that the proceeds from our consulting agreements that have been received to date, as well as the expected proceeds in the amount of $7.4 million, remaining under the two new consulting agreements we entered into in August 2008, will meet our foreseeable working capital needs for our current operations until sometime in 2009. However, we will need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity to support our longer term business plan. We will also need to raise capital to support our overhead operation if the consulting and strategic advisory services business becomes non-sustaining. If we need to obtain additional financing, that financing may not be available or we may not be able to obtain that financing on terms acceptable to us. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of our outstanding common stock.

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

The options were valued using the Black-Scholes option pricing model. The assumptions used were as follows: volatility of 96% to 284%, a risk-free interest rate of 3.4% to 5.24%, dividend yield of 0% and an exercise term of two to ten years.

Income Taxes

We account for income taxes using the liability method in accordance with SFAS No.109 Accounting for Income Taxes, which requires the recognition of deferred tax assets or liabilities for the tax-effected temporary differences between the financial reporting and tax bases of our assets and liabilities and for net operating loss and tax credit carry forwards. The tax expense or benefit for unusual items, prior year tax exposure items or certain adjustments to valuation allowances are treated as discrete items in the interim period in which the events occur.

On January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, or FIN 48. FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. As a result of the implementation of FIN 48, we did not recognize any current tax liability for unrecognized tax benefits. We do not believe that there are any unrecognized tax positions that would have a material effect on the net operating losses disclosed. We have estimated the amount of our net operating loss carry-forwards and we currently have engaged tax professionals to evaluate the amount of net operating loss carry-forward available to us to offset future taxable income, under Internal Revenue Code Section 382.

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

We recognized the revenues for our first consulting project which we completed in March 2008, using the completed performance model. We recognized the revenues from our second consulting contract in our second fiscal quarter of 2008 as the consulting services were performed. The two consulting agreements that we entered into in August 2008 are fixed fee service contracts. We recognize revenue associated with fixed-fee service contracts in accordance with the proportional performance method, measured by the percentage of costs (primarily labor) incurred to date as compared to the estimated total costs (primarily labor) for each contract. When a loss is anticipated on a contract, the full amount of the anticipated loss is recognized immediately. Our management uses its judgment concerning the estimation of the total costs to complete the contract considering a number of factors, including the experience of the personnel that are performing the services, and the overall complexity of the project. Should changes in management’s estimates be required, due to business conditions that cause the actual financial results to differ significantly from management's present estimates, revenue recognized in future periods could be adversely affected.

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

Intangibles

As presented on the accompanying balance sheet, we had patents with a net book value of $217,875 as of September 30, 2008. There are many assumptions and estimates that may directly impact the results of impairment testing, including an estimate of future expected revenues, earnings and cash flows, and discount rates applied to such expected cash flows in order to estimate fair value. We have the ability to influence the outcome and ultimate results based on the assumptions and estimates we choose for testing. To mitigate undue influence, we set criteria that are reviewed and approved by various levels of management. The determination of whether or not intangible assets have become impaired involves a significant level of judgment in the assumptions. Changes in our strategy or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets.

Marketable Securities

The Company’s investments in auction rate marketable securities are classified as available-for-sale securities under FAS-115, Accounting for Certain Investments in Debt and Equity Securities. These securities are reported at their fair market value, with unrealized holding gains and losses reported in other comprehensive income. Due to the lack of liquidity for auction rate securities held by the Company in 2008, we concluded that the carrying value of these investments was higher than its fair value as of September 30, 2008. Accordingly, these auction rate securities were recorded at their estimated fair value, based on the criteria provided by SFAS 157, Fair Value Measurements.

In October 2008, the Financial Accounting Standards Board issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, in order to clarify SFAS 157. FSP FAS 157-3 was issued due to charges that SFAS 157 is at least at part responsible for the crisis in the U.S. and world economies. FSP FAS 157-3 re-asserts that when a market is inactive, management is not required to use distressed prices as the basis for fair value measurement and should apply the income approach to fair value, which discounts estimated cash flows considering credit and default risk, and results in a Level 3 classification, as the inputs are not observable. In October 2008, the auction rate securities held by the Company were redeemed at face value by the financial institution that had sold the securities, and the losses reported in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2008,  will be reversed in the fourth quarter 2008. Based on the fact that we recovered our full cost basis in these auction rate securities, we have accordingly reported the fair value of these securities at their full cost basis at September 30, 2008, believing that as of that date a knowledgeable purchaser would have anticipated the guarantee based on the reported negotiations between the financial institution and regulators

ITEM 4T. CONTROLS AND PROCEDURES.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of September 30, 2008, and was effective during the entire quarter ended September 30, 2008.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS

There were no unregistered sales of equity securities during the fiscal quarter ended September 30, 2008.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the fiscal quarter ended September 30, 2008.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal quarter ended September 30, 2008.

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
10.1
Nuclear Energy Program Consulting and Strategic Advisory Agreement by and between Emirates Nuclear Energy Corporation and Thorium Power, Ltd., dated August 1, 2008 (incorporated by reference to Exhibit 10.1 of the current report of the Company on Form 8-K filed August 1, 2008).

10.2
Nuclear Regulatory Consulting and Strategic Advisory Agreement by and between the Federal Authority for Nuclear Regulation and Thorium Power, Ltd., dated August 1, 2008 (incorporated by reference to Exhibit 10.2 of the current report of the Company on Form 8-K filed August 1, 2008).

10.3
Side Letter by and between the Abu Dhabi Executive Affairs Authority and Thorium Power, Ltd., dated August 1, 2008 (incorporated by reference to Exhibit 10.3 of the current report of the Company on Form 8-K filed August 1, 2008).

10.4
Amendment No.1 to Agreement for Ampoule Irradiation Testing in 2006-2007, dated July 31, 2008, between Thorium Power, Inc. and Russian Research Centre Kurchatov Institute. (English Translation) (incorporated by reference to Exhibit 10.1 of the current report of the Company on Form 8-K filed August 4, 2008).

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

Date: November 13, 2008

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
10.1
Nuclear Energy Program Consulting and Strategic Advisory Agreement by and between Emirates Nuclear Energy Corporation and Thorium Power, Ltd., dated August 1, 2008 (incorporated by reference to Exhibit 10.1 of the current report of the Company on Form 8-K filed August 1, 2008).

10.2
Nuclear Regulatory Consulting and Strategic Advisory Agreement by and between the Federal Authority for Nuclear Regulation and Thorium Power, Ltd., dated August 1, 2008 (incorporated by reference to Exhibit 10.2 of the current report of the Company on Form 8-K filed August 1, 2008).

10.3
Side Letter by and between the Abu Dhabi Executive Affairs Authority and Thorium Power, Ltd., dated August 1, 2008 (incorporated by reference to Exhibit 10.3 of the current report of the Company on Form 8-K filed August 1, 2008).

10.4
Amendment No.1 to Agreement for Ampoule Irradiation Testing in 2006-2007, dated July 31, 2008, between Thorium Power, Inc. and Russian Research Centre Kurchatov Institute. (English Translation) (incorporated by reference to Exhibit 10.1 of the current report of the Company on Form 8-K filed August 4, 2008).

31.1*	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification - Principal Accounting Officer
32*	Section 1350 Certifications
______________
*Filed Herewith