Form 10-K
period 2008-12-31
Thorium Power, Ltd
filed 2009-03-26
CIK 1084554

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from   to

Commission File Number: 000-28543

THORIUM POWER, LTD.

(Exact Name of Registrant As Specified in Its Charter)

Nevada	91-1975651
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1600 Tyson’s Boulevard, Suite 550
McLean, Virginia 22102

(Address of Principal Executive Office and Zip Code)

(571) 730-1200

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

As of June 30, 2008, the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on the Over-the-Counter Bulletin Board) was approximately $67.9 million. Shares of the Registrant’s common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 23, 2009 there were 301,841,722 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Definitive Proxy Statement for its 2009 Annual Meeting of Shareholders to be filed with the Commission within 120 days after the close of the Registrant’s fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

THORIUM POWER, LTD.

FORM 10-K
For the Fiscal Year Ended December 31, 2008

i

FORWARD-LOOKING STATEMENTS

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We use words such as “believe”, “expect”, “anticipate”, “project”, “target”, “plan”, “optimistic”, “intend”, “aim”, “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, (1) those concerning market and business segment growth, demand and acceptance of our Nuclear Energy Consulting Services and Nuclear Fuel Technology Business, (2) any projections of sales, earnings, revenue, margins or other financial items, (3) any statements of the plans, strategies and objectives of management for future operations, (4) any statements regarding future economic conditions or performance, (5) uncertainties related to conducting business in foreign countries, as well as (6) all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, as well as assumptions that if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties, among others, include:

•	our ability to attract new customers,
•	our ability to employ and retain qualified employees and consultants that have experience in the Nuclear Industry,
•	competition and competitive factors in the markets in which we compete,
•	general economic and business conditions in the local economies in which we regularly conduct business, which can affect demand for the Company’s services,
•	changes in laws, rules and regulations governing our business,
•	development and utilization of our intellectual property,
•	potential and contingent liabilities, and
•	the risks identified in Item 1A. “Risk Factors” included herein.

All statements other than statements of historical fact are statements that could be deemed forward-looking statements. The Company assumes no obligation and does not intend to update these forward-looking statements, except as required by law. When used in this report, the terms “Thorium Power”, “Company”, “we”, “our”, and “us” refer to Thorium Power, Ltd. and its wholly-owned subsidiaries Thorium Power, Inc. (a Delaware corporation) and Lightbridge Power International Holding, LLC (a Delaware limited liability company).

ii

PART I

Item 1. Description of Business.

History and Corporate Structure

We were incorporated under the laws of the State of Nevada on February 2, 1999. During the period from inception until October 6, 2006 we were engaged in businesses other than our current business. On October 6, 2006, we acquired our wholly-owned subsidiary Thorium Power, Inc. in a merger transaction and changed our name to Thorium Power, Ltd. Thorium Power, Inc. was incorporated on January 8, 1992. The merger was accounted for as a reverse merger and Thorium Power, Inc. is treated as the accounting acquirer. In 2008 we formed Lightbridge Power International Holding, LLC (a Delaware limited liability company). On December 12, 2008, Company management was granted shareholder approval to change the company name from Thorium Power Ltd. to Lightbridge Corporation. We anticipate effecting the name change and updated corporate branding in 2009.

General Overview of Our Business Segments

We participate in the nuclear power industry in the U.S. and internationally. Our business operations can be categorized into two segments, (1) a provider of nuclear energy consulting services, and (2) a developer of proprietary nuclear fuel designs. Our consulting services aim at providing strategic advice to international commercial and government owned entities in countries with new and growing nuclear energy programs. To date we have provided consulting and strategic advisory services in the United Arab Emirates (“UAE”). Our nuclear fuel development business involves the development of proprietary nuclear fuel designs which we intend ultimately to introduce for sale into three markets: (1) nuclear fuel designs for use in commercial nuclear power plants, (2) nuclear fuel designs for reactor-grade plutonium disposition, and (3) nuclear fuel designs for weapons-grade plutonium disposition.

Overview of the Nuclear Power Industry

Presently, nuclear power provides approximately 7% of the world’s energy, including 17% of the world’s electricity. According to the International Atomic Energy Agency, there are over 440 nuclear power plants in operation today, mostly light water reactors, with the most dominant types being pressurized water reactors, or PWRs, boiling water reactors, or BWRs, and VVER reactors (a Russian equivalent of PWRs).

Nuclear power generators, which convert nuclear energy into electricity, are the largest consumers of products and services within the nuclear power industry. The product and service providers to these customers include both large vertically-integrated nuclear companies that provide a complete array of reactor services, and niche providers. These services include (1) reactor design, construction, servicing, and decommissioning, (2) front-end nuclear fuel services (nuclear fuel materials procurement and processing; nuclear fuel design (a market of interest to us) and fuel fabrication), and (3) back-end nuclear fuel services (spent fuel management and reprocessing), transportation, and various other services.

Today the vast majority of commercial nuclear power plants around the world use uranium oxide fuel. This uranium oxide fuel is comprised of uranium enriched up to 5% by uranium-235, with the remaining 95% or more being uranium-238. During irradiation inside a reactor core, some of the uranium-238 isotopes capture a neutron and become plutonium-239, a long-lived fissionable element that can be used to make nuclear weapons. Each year, an average 1,000-megawatt PWR produces over 200 kilograms of reactor-grade plutonium in its spent fuel. The plutonium-bearing spent fuel may be (1) buried in a repository such as the facility being constructed by the US Department of Energy at the facility in Yucca Mountain, Nevada, (2) recycled so the plutonium is “burned” as nuclear fuel, or (3) used to make nuclear weapons. All of the above-mentioned options for the disposition of plutonium-bearing spent fuel raise environmental, safety, and/or non-proliferation issues.

Our Nuclear Energy Consulting and Advisory Services Business Segment

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

Our emergence in the field of nuclear energy consulting is in direct response to the need for independent assessments and highly qualified technical consulting services from countries looking to establish nuclear energy programs, by providing a blueprint for safe, clean, efficient and cost-effective non-proliferative nuclear power. We offer full-scope strategic planning and advisory services for new and growing existing markets. Furthermore, we only engage with commercial entities and governments that are dedicated to non-proliferative and transparent nuclear programs.

Our consulting services are expert and relationship based, with particular emphasis on top-of-mind issues of key decision makers in senior positions within governments or companies, as well as focus on overall management of nuclear energy programs.

On November 30, 2007, we were retained by the Executive Affairs Authority, or EAA, a government agency of Abu Dhabi, one of the member Emirates of the United Arab Emirates, or UAE, to provide consulting services designed to produce a Roadmap that would constitute the first phase of a feasibility study for a prospective program to deploy civilian nuclear power plants within the UAE, by acting as strategic advisor for the entity responsible for managing nuclear energy related activities in the UAE. We completed the Roadmap project in March 2008 and then entered into a larger follow-on consulting agreement dubbed Quickstart. The terms of the projects called for an upfront payment of professional fees to the Company of $4.3 million and $3.8 million, for Quickstart and Roadmap respectively. We completed work on the Quickstart project in June 2008. For these agreements, certain reimbursable expenses that were repaid to us were capped at 20% of the total professional fees and were billed separately to the EAA.

On August 1, 2008, we entered into two separate consulting services agreements with two governmental entities to be formed in the UAE, and a side agreement with the EAA. The first agreement is with the Emirates Nuclear Energy Corporation, or ENEC, an Abu Dhabi entity that, upon formation, will be responsible for implementing the country’s nuclear energy infrastructure. Pursuant to the services agreement we entered into with ENEC, we provide strategic advisory services regarding the development and management of ENEC (the “ENEC Agreement”). Under the second agreement with the Federal Authority for Nuclear Regulation, or FANR, which upon formation, will be the independent nuclear regulatory agency in the UAE, we provide strategic advisory services regarding the development and management of FANR (the “FANR Agreement” and collectively with the ENEC Agreement, the “Agreements”). According to the Agreements, we were to be paid $8.9 million from ENEC and $8.5 million from FANR (aggregate of $17.4 million was to be paid for 2008 work, but was later adjusted to $14.1 million, based upon subsequent changes after signing these agreements, to the agreed upon detailed work plans) for strategic advisory services performed from June 23, 2008 through December 31, 2008. In addition, we were compensated for certain defined reimbursable expenses which are capped at 20% of professional fees. The term of these Agreements is five years, with automatic renewal for one year periods unless otherwise terminated pursuant to the provisions of these Agreements. Based on the successful completion of our consulting work under these agreements in 2008, we continue in 2009 to perform and bill our consulting services under both of these consulting agreements. In March 2009, we signed a follow-on agreement in 2009 with ENEC specifying the detailed work plans for the rest of the 2009 year, and we anticipate doing the same for the FANR contract within a short period of time. The revenue to be earned under these agreements will depend upon the agreed upon work plans and time spent working on these projects, which can be more or less than the revenue amounts initially planned to be earned under these agreements.

A Side Letter with the EAA provided that upon execution of these Agreements, the EAA would pay us $10 million, which we received in September 2008. Of the $10 million payment by the EAA, $5 million was deemed to be made as a partial payment from ENEC and FANR, under each of these Agreements. The remaining $4.1 million in outstanding fees for our services performed in 2008 under these two agreements was paid to us in 2009. Future billings for future periods under both of these two Agreements will depend on detailed work plans, which will typically be discussed and agreed upon between us and our clients on a quarterly basis during project reviews.

Revenue from the Roadmap contract was recognized during our first fiscal quarter of 2008, when the work on the contract was substantially completed. We recognized revenue related to the Quickstart project ratably over the term of the agreement as this contract called for on-going consulting services from March 2008 through June 2008. Under the August 1, 2008 Agreements, revenues were initially being recognized from our fixed professional fee agreements, using the proportional performance method of revenue recognition, but after the contract was started and more detailed work plans were agreed to, revenue was recognized on a time and expense basis. Going forward, we anticipate recognizing revenue from both of these agreements on a time and expense basis, which will be based on our agreed upon hourly billing rates and time spent working on the detailed work plans in 2009.

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

Our Nuclear Fuel Technology Business Segment

The Nature of Our Proprietary Technology Development Activities

For most of the past decade we have been engaged in the development of proprietary nuclear fuel designs which we ultimately intend to introduce for sale into two markets: (1) nuclear fuel designs for use in commercial nuclear power plants and (2) nuclear fuel designs for reactor-grade plutonium disposition. In addition, we have a conceptual nuclear fuel design for weapons-grade plutonium disposition. These three types of fuel design are primarily for use in existing or future VVER-1000 light water reactors. We have also been conducting research and development related to a variant of these nuclear fuel designs for use in existing pressurized water reactors (PWR).

Our future customers may include nuclear fuel fabricators, nuclear power plants and/or the U.S. or foreign governments.

To date, our operations have been devoted primarily to the development and demonstration of our nuclear fuel designs, developing strategic relationships within and outside of the nuclear power industry, securing political and financial support from the U.S. and Russian governments, and the filing of patent applications (including related administrative functions).

While we do not currently have any direct revenues from our research and development activities regarding our proprietary nuclear fuel technology, and expect that we will not generate licensing revenues from this business for several years, until our fuel designs can be fully tested and demonstrated and we obtain the proper approvals to use our nuclear fuel designs in nuclear reactors; we are utilizing certain common corporate capabilities in both our technology and consulting businesses. We believe we can leverage our general nuclear technology, business and regulatory expertise as well as industry relationships, to optimize our technology development plans and create integrated advisory services with the highest levels of expertise and experience in the nuclear power industry. Additionally, our knowledge of and credibility in addressing proliferation related issues that we have developed over many years, benefit our new consulting business. Our advisory services include a focus on non-proliferation, safety and operational transparency of nuclear power programs.

Nuclear Fuel Development and Qualification Process

We have been developing, testing and qualifying our nuclear fuel designs in accordance with established industry processes and standard practices associated with new nuclear fuel development programs. Typically, new fuel designs go through three major development phases: (1) Conceptual design, (2) Preliminary design, and (3) Final design.

From inception until the late 1990s, we were primarily working on the conceptual design of our seed-and-blanket, or SBU fuel technology, for application in VVER-1000 reactors (“VVER SBU fuel”). Since the late 1990s, we have been largely engaged in activities relating to the preliminary design of VVER SBU fuel.

As announced earlier, over the next several years we intend to focus our development efforts primarily on the final design of VVER SBU fuel. We expect to have the final design of the VVER SBU fuel completed within three to four years, subject to successful conclusion of agreements with our development partners in 2009 and 2010, for the full scope of work relating to final design activities. In parallel, we, together with our development partners, expect to continue working with regulatory authorities to obtain regulatory clearance for insertion of several lead test assemblies, or LTAs, into an operating VVER-1000 reactor for final demonstration of our VVER SBU fuel technology.

The LTA testing in an operating VVER-1000 reactor is expected to be carried out over approximately 3 years (three fuel cycles for a VVER-1000 reactor operating with standard uranium oxide fuel), which is one-third of the expected life of the blanket in a VVER-1000 reactor. After three cycles of operation, one or more irradiated seed and blanket fuel assemblies will undergo post-irradiation examination to collect the data on the results of LTA testing up to that point. Typically, post-irradiation examination studies take a year to complete (which includes time necessary for the cooling of irradiated fuel assemblies in a spent fuel pool before the post-irradiation examination can commence). Once the post-irradiation examination data from LTAs confirm VVER SBU fuel performance within acceptable safety limits, we expect to be able to transition to partial cores, followed by a full core and then multiple VVER-1000 reactor cores, subject to regulatory approval.

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

To date, we have spent approximately $6.3 million on research and development. Currently, we estimate that we will require about $12 – $15 million in R&D investment over the next three to five years to complete the final design of our VVER SBU fuel.

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

We face different competition for each of our three markets for our proprietary nuclear fuel designs:

Thorium/Uranium Fuel

We believe that our thorium/uranium nuclear fuel will offer significant advantages over conventional uranium fuel, including: (1) enhanced proliferation resistance of spent fuel, (2) significantly reduced volume, weight and long-term radio-toxicity of spent fuel, and (3) cost savings in the back-end operations (spent fuel management) of the nuclear fuel cycle. We expect the front-end costs (cost of fresh thorium/uranium fuel) to be cost competitive with conventional uranium fuel. At the same time, the back-end (waste handling) costs are expected to be less than that for conventional uranium fuel due to significantly reduced volume and weight of spent thorium/uranium fuel.

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

The cost of reprocessing spent fuel from reactors and converting it into reactor fuel is typically more expensive than producing new fuel from uranium. Spent reactor fuel has been reprocessed as a method of reducing the amount of nuclear waste in certain locations, particularly in Europe, Russia, and Japan. This reprocessing has resulted in stockpiles of plutonium that has been extracted from the spent reactor fuel. The governments of these countries generally regard this stockpiled plutonium as a liability because they pay to safeguard and secure the plutonium. In these locations, the governments may be willing to provide the plutonium free of charge if it can be used to generate electricity in a way that eliminates the plutonium stockpiles.

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

Nuclear fuel provision generally works as a tolling operation. Rather than ordering assembled nuclear fuel, reactor operators separately source (1) uranium, (2) services to convert the uranium into uranium hexafluoride gas that is capable of being enriched, (3) uranium enrichment services, and then (4) pay a nuclear fuel fabricating company to fabricate the enriched uranium into nuclear fuel. We expect that when its fuel is ordered in the future by a reactor operator from a nuclear fuel fabrication company, following the standard nuclear power industry model, the reactor operator will need to provide the thorium materials that the nuclear fuel fabricating company will use to fabricate the nuclear fuel. It will then be necessary for the nuclear reactor operator to obtain thorium material on a timely basis and on acceptable terms. We believe that reactor operators will readily be able to obtain thorium on a timely basis and on acceptable terms, given that thorium is at least three times as abundant as uranium in the earth, and that the extraction method for thorium is well established and is used for extracting thorium for various small-scale industrial applications.

Dependence on Government Support and Cooperation

We believe that deployment and commercialization of the thorium/uranium and reactor-grade plutonium disposing fuel designs can be largely completed without direct government support. These fuel designs are more dependent on interest in these fuels within the commercial nuclear power industry.

Successful development and deployment of our thorium/weapons-grade plutonium disposing fuel technology, however, is dependent upon government support. This fuel design is being developed for application in the U.S.-Russia plutonium disposition mission that is a government program run by the National Nuclear Security Administration (NNSA) of the U.S. Department of Energy (DOE) and its Russian government counterparts pursuant to the plutonium disposition agreement that the United States and Russia entered into in 2000. The total cost to carry out the plutonium disposition mission will be in the billions of dollars. To date, the plutonium disposition program in the United States and Russia has been funded primarily by the U.S. government. The G-8 countries have made funding commitments for approximately $800 million toward the Russian part of the plutonium disposition program but have not yet provided the funds.

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

In October 2008, Nevada Sen. Harry Reid and Utah Sen. Orrin Hatch introduced a bipartisan bill that would set aside $250 million for research and development of thorium fuels.

Our Intellectual Property

Our nuclear fuel technologies are protected by several U.S. and international patents. Our current patent portfolio is comprised of the following patents:

Issued Patents

U.S. patents:

•	Patent No. 6,026,136, a seed-blanket unit fuel assembly for a nuclear reactor
•	Patent No. 5,949,837, a nuclear reactor having a core including a plurality of seed-blanket units
•	Patent No. 5,864,593, a method for operating a nuclear reactor core comprised of at least first and second groups of seed-blanket units
•	Patent No. 5,737,375, a nuclear reactor having a core including a plurality of seed-blanket units

The U.S. patents expire August 16, 2014.

International patents:

•	Russia — Patent No. 2,176,826
•	Russia — Patent No. 2,222,837
•	South Korea — Patent No. 301,339
•	South Korea — Patent No. 336,214
•	China — Patent No. ZL 96196267.4

The international patents expire August 16, 2014.

Pending Patents

•	PCT patent application NO. PCT/RU2007/000732 filed in Russia on December 27, 2007 — “Nuclear Reactor (Alternatives), Fuel Assembly of Seed-Blanket Subassemblies for Nuclear (Alternatives), and Fuel Element for Fuel Assembly”.
•	PCT patent application NO. PCT/RU2008/000801 filed on December 25, 2008 entitled “A Light Water Reactor Fuel Assembly (Alternatives), A Light Water Reactor and A Fuel Assembly Fuel Element”.
•	Euroasian patent application NO. 200802041, Priority claimed based on PCT/RU 200732.
•	US provisional patent application NO. 61/116,730 filed on November 21, 2008 entitled “Nuclear Reactor (Alternatives), Fuel Assembly of Seed-Blanket Subassemblies for Nuclear Reactor (Alternatives), and Fuel Element for Fuel Assembly”.
•	US utility patent application No. 12340833 filed on December 22, 2008. Priority claimed on PCT/RU 2007/000732 and US provisional patent application No. 61/116,730.
•	European Patent Application No. EP08172834.7 filed on December 23, 2008 entitled “A Fuel Element, A Fuel Assembly and a Method of Using a Fuel Assembly”. Priority claimed on PCT/RU 2007/000732 and A US provisional patent application No. 61/116,730.

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

Employees

As of December 31, 2008, we had 25 employees, 22 of whom were full-time employees. We believe that our relationship with our employees is satisfactory.

We use consultants with specific skills to assist with various business functions including evaluation, finance, due diligence, acquisition initiatives, corporate governance, business development, research and development and government relations.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available free of charge on our website at www.thoriumpower.com as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Copies of these reports may also be obtained free of charge by sending written requests to Investor Relations, Thorium Power Ltd., 1600 Tyson’s Blvd, Suite 550 Mclean, VA 22102 USA. The information posted on our web site is not incorporated into this Annual Report.

Item 1A. Risk Factors.

Business Risks

Our results of operations could be adversely affected by disruptions in the marketplace caused by economic and political conditions.

Global economic and political conditions affect our clients’ businesses and the markets they serve. A severe and/or prolonged economic downturn or a negative or uncertain political climate could adversely affect our clients’ financial condition and the levels of business activity engaged in by our clients and the industries we serve. Clients could determine that discretionary projects are no longer viable or that new projects are not advisable. This may reduce demand for our services, depress pricing for our services or render certain services obsolete, all of which could have a material adverse effect on our results of operations. Changes in global economic conditions or the regulatory or legislative landscape could also shift demand to services for which we do not have competitive advantages, and this could negatively affect the amount of business that we are able to obtain. Although we have implemented cost management measures, if we are unable to appropriately manage costs or if we are unable to successfully anticipate changing economic and political conditions, we may be unable to effectively plan for and respond to those changes, and our business could be negatively affected. In addition, any significant volatility or sustained decline in the market price of our common stock could impair our ability to use equity-based compensation to attract, retain and motivate key employees.

Recent turmoil in the credit markets and the financial services industry may impact our ability to collect receivables on a timely basis and may negatively impact our cash flow.

Recently, the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval. While the ultimate outcome of these events cannot be predicted, they may have a material adverse effect on us. These events could also adversely impact the availability of financing to our clients and therefore adversely impact our ability to collect amounts due from such clients or cause them to terminate their contracts with us completely.

Our limited operating history makes it difficult to judge our prospects.

Before 2008 we were a development stage company. We have only recently commenced the provision of nuclear consulting services and currently have only one significant client in this area of our business. Similarly, our fuel design patents and technology have not been commercially used and we have not received any royalty or sales revenue. We are subject to the risks, expenses and problems frequently encountered by companies in the early stages of development.

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

Unsuccessful future client engagements could result in damage to our professional reputation or legal liability, which could have a material adverse effect on us.

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

Our fuel designs have never been tested in an existing commercial reactor and actual fuel performance, as well as the willingness of commercial reactor operators and fuel fabricators to adopt a new design, is uncertain.

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

In addition, there are several technical challenges involved in commercializing thorium based fuels. Some of the technical challenges with our technology identified by the experts at Russian Research Centre Kurchatov Institute, an independent contractor that is closely affiliated with the government of the Russian Federation, Westinghouse Electric Company LLC, and the International Atomic Energy Agency (“IAEA”), include:

•	Fuel Fabrication: The relatively high melting point of thorium oxide will require fuel pellet manufacturing techniques that are different from those currently used for uranium pellets.
•	Fuel Fabrication: Our metallic seed fuel rod designs are greater than 3 meters long compared to conventional Russian metallic icebreaker fuel rods that we understand are approximately 1 meter long. The longer rods will require new equipment, and experience making longer extrusions.
•	Fuel Design: Our “seed-and-blanket” fuel assembly design has a detachable central part which is not in conventional fuel designs.
•	Fuel Design: Some of our fuel designs include plutonium-zirconium fuel rods which will operate in a soluble boron environment. Current reactor operating experience is with uranium-zirconium fuel in a boron-free environment.
•	Fuel Use: Our fuel is expected to be capable of producing more gigawatt days per ton of fuel than is allowed by current reactor licenses, so to gain full economic benefits, reactor operators will have to obtain regulatory approval.
•	Fuel Use: The thorium-uranium oxide blanket section in our fuels is expected to produce energy economically for up to 9 years in the reactor core. Conventional uranium fuel demonstrates that the cladding can remain corrosion-free for up to 5 years. Testing is needed to prove corrosion resistance for the longer residence time.
•	Fuel Reprocessing: The IAEA has identified a number of ways that reprocessing spent thorium fuel will require technologies different from existing uranium fuel reprocessing. Management’s current marketing plans do not assume or depend on the ability to reprocess and recycle spent fuel. Management expects spent thorium fuel will go into long term storage. This is current U.S. government policy for all spent commercial nuclear fuel.

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

These differences will likely result in more prolonged and extensive review by the U.S. Nuclear Regulatory Commission and other nuclear licensing authorities and customers. Also, the nuclear industry may be hesitant to switch to another fuel with little or no history of successful commercial use because of the need for additional engineering and testing with no guarantee of success, as well as investor reluctance to invest in a new technology when viable existing technologies are available.

Our plans to develop our thorium/weapons-grade plutonium disposing fuel are dependent upon U.S. government funding and support. Without such support, we are unlikely to be able to serve this market.

Our thorium/weapons-grade plutonium disposing fuel design is highly dependent upon U.S. and perhaps other government funding, and acceptance as a technology appropriate to eliminate U.S. and Russian stockpiles of surplus weapons-grade plutonium. In the past, we have faced resistance from some offices within the U.S. Department of Energy (DOE) that support other alternative plutonium disposing technology, particularly mixed plutonium uranium oxide (MOX) fuel designs. The Company has spent a significant amount of funds to gain commercial and market acceptance for its fuel designs.

Our plans to develop our thorium-based fuel designs depend on us acquiring rights to the designs, processes and methodologies that are used or may be used in our business in the future. If we are unable to obtain such rights on reasonable terms in the future, our ability to exploit our intellectual property may be limited.

Dr. Alvin Radkowsky invented the thorium fuel technology that we are developing. Upon founding Thorium Power in 1992, Dr. Radkowsky assigned all of his rights in the intellectual property relating to such fuel designs to Thorium Power, Inc. Thorium Power, Inc. then filed patent applications in the United States and other countries and the patents were issued and are held solely by our Company. We are currently conducting fuel assembly design work in Russia through the Russian Research Centre Kurchatov Institute, OKBM, MSZ Electrostal and others, that are independent contractors that are owned or are closely affiliated with the government of the Russian Federation. We do not currently have all of the necessary licensing or other rights to acquire or utilize certain designs, methodologies or processes required for the fabrication of fuel assemblies. If we desire to utilize such processes or methodologies in the future, we must obtain a license or other right to use such technologies from the Russian entities that previously developed and own such technologies. If we are unable to obtain such a license or other right on terms that the Russian entities deem to be reasonable, then we may not be able to fully exploit our intellectual property and may be hindered in the sale of products and services.

We rely upon certain members of our senior management, including Seth Grae, and the loss of Mr. Grae or any of our senior management would have an adverse effect on the Company.

Our success depends upon certain members of our senior management, including Seth Grae. Mr. Grae’s knowledge of the nuclear power industry, his network of key contacts within that industry and in governments and, in particular, his expertise in the potential markets for the company’s technologies, is critical to the implementation of our business model. Mr. Grae is likely to be a significant factor in our future growth and success. The loss of the service of Mr. Grae would have a material adverse effect on our Company. We do not have a key man insurance policy relating to Seth Grae or any other key individuals, and do not anticipate obtaining any such insurance.

The price of fossil fuels or uranium may fall, which would reduce the interest in thorium fuel by reducing the economic advantages of utilizing thorium-based fuels and adversely affect the market prospects for our fuel designs.

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

Our research operations are conducted primarily in Russia, making them subject to political uncertainties relating to Russia and U.S.-Russian relations.

Substantially all of our present research activities are in Russia. Our research operations are subject to various political risks and uncertainties inherent in the country of Russia. If U.S.-Russia relations deteriorate, the Russian government may decide to scale back or even cease completely its cooperation with the United States on various international projects, including the plutonium disposition program and nuclear power technology development programs. If this should happen, our research and development program in Russia could be scaled back or shut down, which could have a significant adverse impact on our ability to execute our business model. Furthermore, the Russian institutes engaged in the Thorium Power project are highly regulated and, in many instances, are controlled by the Russian government. The Russian government could decide that the nuclear scientists engaged in our project in Russia or testing facilities employed in this project should be redirected to other high priority national projects in the nuclear sector which could lead to delays or have other significant adverse impacts on our project. Finally, in 2007, the Russian Agency for Atomic Energy (RosAtom), the main Russian government agency overseeing and regulating Russia’s nuclear complex, initiated a major restructuring of Russia’s nuclear power industry. As a result of this restructuring, some of the nuclear research institutes are being merged into a new vertically integrated holding company AtomEnergoProm (AEP). Originally, the restructuring effort was expected to be completed by the end of 2007, but the schedule has slipped and the restructuring is still ongoing. As part of restructuring, some nuclear research institutes have seen, or expect to see, new management come in. The ongoing restructuring process within Russia’s nuclear power industry may add to timelines required to negotiate and enter into acceptable agreements for the full scope of work that needs to be completed over the next several years, in preparation for demonstration of our fuel technology in a full-size commercial reactor, which adds to the risk of uncertainty associated with the projected timelines for the start of such demonstration activities.

We serve the nuclear power industry, which is highly regulated.

The nuclear power industry is a highly regulated industry. We intend to license our fuel designs to nuclear fuel fabricators, which would in turn, sell the thorium-based nuclear fuel that would be fabricated using our intellectual property to nuclear generating companies. All nuclear companies are subject to the jurisdiction of the United States Nuclear Regulatory Commission, or its foreign equivalents, with respect to the operation of nuclear reactors, fuel cycle facilities, and handling of nuclear materials and technologies. The U.S. Nuclear Regulatory Commission, and its foreign equivalents, subject nuclear facilities to continuing review and regulation covering, among other things, operations, maintenance, emergency planning, and security, as well as the environmental and radiological aspects of those facilities. These nuclear regulatory bodies may modify, suspend or revoke operating licenses and impose civil penalties for failure to comply with applicable laws and regulations such as the Atomic Energy Act, the regulations under such Act, or the terms of such licenses. Possession and use of nuclear materials, including thorium-based nuclear fuel, would require the approval of the United States Nuclear Regulatory Commission or its counterparts around the world, and would be subject to monitoring by international agencies.

Public opposition to nuclear power could increase.

Successful execution of our business model is dependent upon public support for nuclear power in the United States and other countries. Nuclear power faces strong opposition from certain competitive energy sources, individuals and organizations. The occurrence of another major, Chernobyl-like nuclear accident could have a significant adverse effect on public opinion about nuclear power and the favorable regulatory climate needed to introduce new nuclear technologies. Strong public opposition could hinder the construction of new nuclear power plants and lead to early shut-down of the existing nuclear power plants. Furthermore, nuclear fuel fabrication and the use of new nuclear fuels in reactors must be licensed by the United States Nuclear Regulatory Commission and equivalent foreign governmental authorities. The licensing process includes public hearings in which opponents of the use of nuclear power might be able to cause the issuance of required licenses to be delayed or denied. In fact, since the Chernobyl nuclear accident, no new nuclear power plant has been built and opened in the United States.

Modifications to existing nuclear fuel cycle infrastructure as well as reactors may prove too extensive or costly.

The existing nuclear fuel cycle infrastructure is predominantly based on low-enrichment uranium oxide fuels. Introduction of thorium based fuel designs, which require relatively higher enriched uranium or plutonium as a source of reactivity into the existing nuclear fuel cycle supply chain, would necessitate certain changes to procedures, processes and equipment used by existing nuclear fuel fabrication facilities, and nuclear fuel transportation companies. In addition, our nuclear fuel designs rely on fabrication technologies that in certain material ways are different from the fabrication techniques presently utilized by existing commercial fuel fabricators. In particular, our metallic seed rods must be produced using a co-extrusion fabrication process that was developed in Russia. Presently, most commercial nuclear fuel is produced using a pellet fabrication technology, whereby uranium oxide is packed into small pellets that are stacked and sealed inside metallic tubes. The co-extrusion fabrication technology involves extrusion of a single-piece solid fuel rod from a metallic matrix containing uranium or plutonium seed fuel. While we understand that the co-extrusion fabrication process has been successfully used in Russia for decades to produce one-meter long metallic nuclear fuel rods used in nuclear reactors that propel Russian icebreakers, it must be upgraded and tested to demonstrate its ability to produce longer metallic rods (approximately 3.5-meters long for Russian VVER-1000 reactors), so that our seed fuel can be consistent with the standard length of fuel rods used in existing commercial reactors. Full-size metallic fuel rods have not yet been produced using this fabrication process, and there are no guarantees that this new fabrication technology will be successful.

Deployment of our nuclear fuel designs into existing commercial reactors may require modifications to existing equipment, refueling and fuel handling procedures, and other processes utilized at existing nuclear power plants. The costs of such modifications are difficult to ascertain. While one of our goals is to make our fuel designs as compatible as possible with the design of existing commercial reactors in order to minimize the extent and cost of modifications that may be required, we may not be able to achieve compatibility sufficient to reduce the extent and costs of required modifications, to make our fuel designs economical for reactor operations.

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

We may not be able to receive or retain authorizations that may be required for us to sell our services, or license our technology internationally.

The sales and marketing of our services and technology internationally may also be subject to US export controls administered by the US Department of Energy, and/or the US Department of Commerce. US governmental authorizations may be required before we can export our services or technology. These controls are subject to change and a number of US governmental licensing policies. If authorizations are required and not granted, our international business plans could be materially affected. Furthermore, the export authorization process is often time-consuming. Violation of export control regulations could subject us to fines and other penalties, such as losing the ability to export for a period of years, which would limit our revenue growth opportunities and significantly hinder our attempts to expand our business internationally.

Risks Relating to the Ownership of Our Securities

There may be volatility in our stock price, which could negatively affect investments, and stockholders may not be able to resell their shares at or above the value they originally purchased such shares.

The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond its control, including:

•	quarterly variations in operating results,
•	changes in financial estimates by securities analysts,
•	changes in market valuations of other similar companies,
•	announcements by us or our competitors of new products or of significant technical innovations, contracts, receipt of (or failure to obtain) government funding or support, acquisitions, strategic partnerships or joint ventures,
•	additions or departures of key personnel,
•	any deviations in net sales or in losses from levels expected by securities analysts, or any reduction in political support from levels expected by securities analysts,
•	future sales of common stock, and
•	results of analyses of mining and resources assets.

In addition, the stock market has recently experienced extreme volatility that has often been unrelated to the performance of particular companies. These market fluctuations may cause our stock price to fall regardless of its performance.

Because our securities trade on the OTC Bulletin Board, the ability to sell shares in the secondary market may be limited.

The shares of our common stock are quoted on the OTC Bulletin Board. Because our common stock currently trades on the OTC Bulletin Board, it is subject to the rules promulgated under the Securities Exchange Act of 1934 as amended, which impose additional sales practice requirements on broker-dealers that sell securities governed by these rules to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual individual income exceeding $200,000, or $300,000 jointly with their spouses). For such transactions, the broker-dealer must determine whether persons that are not established customers or accredited investors qualify under the rule for purchasing such securities and must receive that person’s written consent to the transaction prior to sale. Consequently, these rules may adversely affect the ability of purchasers to sell our securities and otherwise affect the trading market in our securities.

Because our shares are deemed “penny stocks,” there may be difficulty selling them in the secondary trading market. The Securities and Exchange Commission has adopted regulations, which generally define a “penny stock” to be any equity security that has a market price (as defined in the regulations) less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. As our common stock falls within the definition of penny stock, these regulations require the delivery, prior to any transaction involving our common stock, of a risk disclosure schedule explaining the penny stock market and the risks associated with it. Disclosure is also required to be made about compensation payable to both the broker-dealer and the registered representative, and current quotations for the securities. In addition, monthly statements are required to be sent disclosing recent price information for the penny stocks. The ability of broker/dealers to sell our common stock and the ability of stockholders to sell our common stock in the secondary market would be limited. As a result, the market liquidity for our common stock would be severely and adversely affected.

Item 1B. Unresolved Staff Comments.

Not applicable

Item 2. Description of Property.

We are obligated to pay approximately $40,162 per month for office rent and approximately another $1,783 per month for other fees for the rented office space located at 1600 Tyson’s Boulevard, Suite 550, McLean, Virginia 22102. The space is used by our executives and employees for administrative purposes. The term of the lease for our offices expires on December 31, 2013 and is renewable for additional one-year terms.

We are obligated to pay approximately $9,322 per month for office rent and approximately another $1,500 per month for other fees for the rented office space located at Zemlyanoi Val, 9, Moscow, Russia, 105064. The space is used by our Moscow staff for administrative purposes. The term of the lease for our offices expires on April 30, 2010 and is renewable for additional one-year terms.

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

Item 4. Submission of Matters to a Vote of Security Holders.

On December 12, 2008, we held an annual meeting at which a majority of the Company’s shareholders (i) elected five (5) directors to our Board of Directors, (ii) ratified the appointment of Child, Van Wagoner & Bradshaw PLLC as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008, (iii) authorized the Board of Directors to amend the Company’s Articles of Incorporation to effect a reverse stock split of our common stock, on or before December 12, 2009, of up to 1-for-50, without further approval from our stockholders, upon a determination by our Board of Directors that such a reverse stock split is in the best interest of the Company and our stockholders, and (iv) approving an amendment to the Company’s Articles of Incorporation changing the name of the Company to Lightbridge Corporation.

The following table sets forth the matters voted upon at the annual meeting and the results of the voting on each matter voted upon:

Matter Voted Upon	Votes For	Withheld	Votes Against	Abstentions	Broker Non-Votes
Election of Seth Grae to the Company’s Board of Directors	233,308,992	3,280,464	—	—	—
Election of Thomas Graham Jr. to the Company’s Board of Directors	233,814,260	2,775,196	—	—	—
Election of Victor Alessi to the Company’s Board of Directors	233,884,968	2,704,488	—	—	—
Election of Jack Ladd to the Company’s Board of Directors	233,384,450	3,205,006	—	—	—
Election of Daniel Magraw to the Company’s Board of Directors	233,383,250	3,206,206	—	—	—
Approval of Child, Van Wagoner & Bradshaw PLLC as the Company’s independent accountants for fiscal year 2008	233,863,653	—	1,787,139	938,664	0
Approval for Board of Directors to amend the Company’s Articles of Incorporation to affect a stock split	214,579,700	—	21,354,006	655,750	0
Approval of Amendment to the Company’s Articles of Incorporation changing the name of the Company to Lightbridge Corporation	195,899,407	—	39,103,960	1,586,089	0

Each of the above matters was approved by the stockholders at the annual meeting.

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

Fiscal Year	Quarter Ending	High	Low
2008	December 31	$0.24	$0.14
	September 30	$0.28	$0.15
	June 30	$0.31	$0.22
	March 31	$0.36	$0.22
2007	December 31	$0.42	$0.16
	September 30	$0.29	$0.18
	June 30	$0.31	$0.24
	March 31	$0.42	$0.19
2006	December 31	$0.30	$0.30
	September 30	$0.49	$0.44
	June 30	$0.74	$0.43
	March 31	$0.88	$0.19

Holders

As of March 23, 2009, our common stock was held by 223 stockholders of record.

Reports to Stockholders

We plan to furnish our stockholders with an annual report for each fiscal year ending December 31, containing financial statements audited by our independent certified public accountants. Additionally, we may in our sole discretion, issue unaudited quarterly or other interim reports to our stockholders as we deem appropriate. We intend to maintain compliance with the periodic reporting requirements of the Exchange Act.

Dividends

We have never paid dividends. While any future dividends will be determined by our directors after consideration of the earnings, financial condition, and other relevant factors, it is currently expected that available cash resources will be utilized in connection with our ongoing operations.

Section 15(g) of the Securities Exchange Act of 1934 — The Penny Stock Rules

Our shares are covered by Section 15(g) of the Securities Exchange Act of 1934 as amended, that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000, or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with their spouses). For transactions covered by this Section 15(g), the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale. Consequently, Section 15(g) may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to an understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers’ duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers’ rights and remedies in causes of fraud in penny stock transactions; and, the NASD’s toll free telephone number as well as the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Transfer Agent

Our transfer agent and registrar for our common stock is Computershare Trust Company, 350 Indiana Street, Suite 800, Golden, Colorado, 80401. Its telephone number is 800.962.4284 and facsimile is 303.262.0604.

Recent Sales of Unregistered Securities

Except for sales previously disclosed in quarterly reports on Form 10-Q or in a current report on Form 8-K filed by us with the Securities and Exchange Commission, we have not sold any securities without registration under the Securities Act of 1933.

Securities Authorized for Issuance Under Equity Compensation Plans

The information under the heading “Equity Compensation Plan Information” in our definitive proxy statement for the annual meeting of shareholders to be filed with the SEC is incorporated herein by reference.

Item 6. Selected Financial Information.

Not applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Thorium Power Ltd., our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes thereto contained in “Item 8. Financial Statements and Supplementary Data” of this report. This overview summarizes the MD&A, which includes the following sections:

•	Our Business — a general overview of our two business segments, the material opportunities and challenges of our business;
•	Critical Accounting Policies and Estimates — a discussion of accounting policies that require critical judgments and estimates;
•	Operations Review — an analysis of our Company’s consolidated results of operations for the two years presented in our consolidated financial statements. Except to the extent that differences among our operating segments are material to an understanding of our business as a whole, we present the discussion in the MD&A on a consolidated basis; and
•	Liquidity, Capital Resources and Financial Position — an analysis of cash flows; an overview of financial position.

The following discussion contains forward-looking statements that involve risks, uncertainties, and assumptions such as statements of our plans, objectives, expectations, and intentions. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events.

Our Business

General Overview

We are a provider of nuclear energy consulting and strategic advisory services and a developer of proprietary nuclear fuel designs, each of which will be described in the following sections.

Consulting and Strategic Advisory Services Business Segment

Substantially all of our revenues are derived from our business segment which provides nuclear consulting services to entities within the UAE, as described above. Revenue from the Roadmap contract was recognized during our first fiscal quarter of 2008, when the work on the contract was substantially completed. We recognized revenue related to the Quickstart project ratably over the term of the agreement as this contract called for on-going consulting services from March 2008 through June 2008. Under the August 1, 2008 Agreements, revenues are being derived from fixed professional fee agreements, which were ultimately paid out in 2008 on a time and expense basis. Going forward, we may enter into additional consulting contracts to provide support and assistance to other commercial and governmental entities that are looking to develop and expand their nuclear power industry capabilities and infrastructure. In future consulting engagements we expect that revenues may be derived either from fixed professional fee agreements or from fees generated through hourly rates, billed on a time and expense basis.

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

Technology Business Segment

Our operations related to development and demonstration of our nuclear fuel designs primarily involve testing of the fuel designs, developing strategic relationships within and outside of the nuclear power industry, securing political and financial support from the U.S. and Russian governments, and the filing of patent applications including related administrative functions.

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

We, through our wholly owned subsidiary Thorium Power, Inc., have been developing relations with relevant entities within the United States and Russian governments for over fifteen years. Thorium Power, Inc., in cooperation with these governments, has been demonstrating its fuel designs in a research reactor in Russia for over four years. Independent analyses of the technology have been performed, including a May 2005 report by the International Atomic Energy Agency, or the IAEA, and an April 2005 report by Westinghouse Electric Company LLC, or Westinghouse. The IAEA and Westinghouse analyses were positive, and management believes that they can help lead to the favorable reception of our nuclear fuel designs in the future.

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

We have also been conducting research and development related to a variant of these nuclear fuel designs for use in existing and future Western pressurized water reactors.

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

See also “Item 1A. Risk Factors” in Part I of this report for additional information about risks and uncertainties facing our Company.

Critical Accounting Policies

Critical Accounting Policies and Estimates

The SEC issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” suggesting that companies provide additional disclosure and commentary on their most critical accounting policies. In Financial Reporting Release No. 60, the SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the following significant policies as critical to the understanding of our financial statements.

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

Under SFAS 123(R), stock-based compensation expense is measured at the grant date based on the fair value of the award, and the expense is recognized ratably over the award’s vesting period. For all grants made, we recognize compensation cost under the straight-line method.

We measure the fair value of stock options on the date of grant using a Black-Scholes option-pricing model which requires the use of several estimates, including:

•	the volatility of our stock price;
•	the expected life of the option;
•	risk free interest rates; and
•	expected dividend yield.

Prior to the completion of our merger in October 2006, we had limited historical information on the price of our stock as well as employees’ stock option exercise behavior for stock options issued prior to the merger. As a result, we could not rely on historical experience alone to develop assumptions for stock price volatility and the expected life of options. As such, our stock price volatility was estimated with reference to our historical stock price for the time period before the merger, from the date the announcement of the merger was made. We utilized the closing prices of our publicly-traded stock from the announcement date in January 2006 to determine our volatility and we have continued to use our historical stock price closing prices to determine our volatility in 2008.

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

The options were valued using the Black-Scholes option pricing model. The assumptions used were as follows: volatility of 96% to 284%, a risk-free interest rate of 2.6% to 5.24%, dividend yield of 0% and an exercise term of two to ten years.

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

The two consulting agreements that we entered into in August 2008 were fixed fee service contracts but were subsequently changed to time and expense contracts. We recognized revenue associated with these contracts in accordance with the time and expense billed to our customer, which is subject to their review and approval. When a loss is anticipated on a contract, the full amount of the anticipated loss is recognized immediately. Our management uses its judgment concerning the chargeable number of hours to bill under each contract considering a number of factors, including the experience of the personnel that are performing the services, the value of the services provided and the overall complexity of the project. Should changes in management’s estimates be required, due to business conditions that cause the actual financial results to differ significantly from management’s present estimates, revenue recognized in future periods could be adversely affected.

We recognize revenue in accordance with SEC Staff Accounting Bulletin or SAB, No. 104, Revenue Recognition. We recognize revenue when all of the following conditions are met:

(1)	There is persuasive evidence of an arrangement;
(2)	The service has been provided to the customer;
(3)	The collection of the fees is reasonably assured; and
(4)	The amount of fees to be paid by the customer is fixed or determinable.

In situations where contracts include client acceptance provisions, we do not recognize revenue until such time as the client has confirmed its acceptance.

Intangibles

As presented on the accompanying balance sheet, we had patents with a net book value of $217,875 as of December 31, 2008. There are many assumptions and estimates that may directly impact the results of impairment testing, including an estimate of future expected revenues, earnings and cash flows, and discount rates applied to such expected cash flows in order to estimate fair value. We have the ability to influence the outcome and ultimate results based on the assumptions and estimates we choose for testing. To mitigate undue influence, we set criteria that are reviewed and approved by various levels of management. The determination of whether or not intangible assets have become impaired involves a significant level of judgment in the assumptions. Changes in our strategy or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets.

Contingencies

Management assesses the probability of loss for certain contingencies and accrues a liability and/or discloses the relevant circumstances, as appropriate. Management believes that any liability to the Company that may arise as a result of having to pay out additional expenses that may have a material adverse effect on the financial condition of the Company taken as a whole should be disclosed. Refer to Note 12 of Notes to Consolidated Financial Statements.

Recent Accounting Standards and Pronouncements

Refer to Note 1 of Notes to Consolidated Financial Statements for a discussion of recent accounting standards and pronouncements.

Business Segments and Periods Presented

Prior to January 1, 2008, we operated as a single reportable segment. As a result of the formation of our consulting and strategic advisory services business segment in December 2007, and based on a review of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, we have determined that we now operate in two business segments; the “consulting and strategic advisory services business” and the “technology business”. We present our segment information along the same lines that our chief executive officer, chief operating officer and chief financial officer use to review our operating results in assessing performance and allocating resources.

We have provided a discussion of our results of operations on a consolidated basis and have also provided certain detailed segment information for each of our business segments below for the year ended December 31, 2008, in order to provide a meaningful discussion of our business segments.

December 31, 2008	Consulting	Technology	Corporate and Eliminations	Total 12 Months
Revenue	22,219,905	—	—	22,219,905
Segment Profit (Loss) – Before Tax	11,131,182	(2,505,990)	(11,474,568)	(2,849,376)
Total Assets	1,278,020	217,875	10,950,882	12,446,777
Property Additions	—	—	102,113	102,113
Interest Expense	—	—	—	—
Depreciation	—	—	24,668	24,668

Factors Affecting the Comparability of Business Segment Results and Results of Operations

As discussed above, the formation of our consulting and strategic advisory services business segment in December 2007 impacts the comparability of our results of our business segments operations for the year ended December 31, 2008 versus the year ended December 31, 2007, as we were not performing consulting services until the month of December 2007, therefore we are not showing comparative 2007 figures in the business segment information above. We also allocated, starting in 2008, certain general and administrative expenses to our cost of consulting services provided in our statement of operations, which affects the comparability of certain expenses captioned in general and administrative expenses for the year ended December 31, 2008 versus the year ended December 31, 2007.

Consulting and Strategic Advisory Services Business

At the present time, all of our revenue for the year ended December 31, 2008 is derived from our consulting and strategic advisory services business segment, by offering services to foreign governments planning to create or expand electricity generation capabilities using nuclear power plants benefiting from thorium-based or other nuclear fuels. The fee type and structure that we offer for each client engagement is dependent on a number of variables, including the complexity, the level of the opportunity for us to improve the client’s electricity generation capabilities using nuclear power plants, and other factors. All of the Company’s revenues for the year ended December 31, 2008, have been derived from the completion of the Roadmap and Quickstart projects and our continuing work under the August 1 Agreements, with the EAA, and upon formation, ENEC and FANR. The cost of consulting services provided is $11,088,723 for the year ended December 31, 2008, which consists primarily of direct labor consulting expenses and other labor support costs incurred. Some indirect corporate overhead expenses incurred were not allocated to the consulting and strategic advisory services business segment, and are reported above in the business segment information chart as corporate overhead costs in the above segment reporting financial table.

Technology Business

Over the next 12 to 18 months we expect to incur approximately up to $5 – $6 million in research and development expenses related to the development of our proprietary nuclear fuel designs. We expect to incur these expenses after we have entered into formal agreements with Russian nuclear entities that will grant us licensing and other rights to use such technologies or intellectual property developed by the Russian entities. Any such agreement would require formal review and approval by the Russian Federal Agency for Atomic Energy (RosAtom). We have spent approximately $1.6 million for research and development in 2008, and a cumulative amount from the date of our inception (January 8, 1992, date of inception of Thorium Power Inc.) to December 31, 2008 of $6.3 million. In addition we incurred approximately $0.9 million in salary, benefits and other general and administrative support costs for the year ended December 31, 2008. We have established an office in Moscow and leased office space to support our research and development activities in Russia, as of May 1, 2008.

Over the next several years, we expect that our research and development activities will increase and will be primarily focused on testing and demonstration of our thorium/uranium and thorium/reactor-grade plutonium disposing fuel designs. The main objective of this research and development phase is to prepare for full-scale demonstration of our nuclear fuel technology in an operating commercial VVER-1000 reactor in Russia. Key research and development activities will include: (1) Scaling up the fuel fabrication process to full length (10 feet) rods used in commercial VVER-1000 reactors, (2) Validating thermal hydraulic performance of full size (10 feet) seed and blanket fuel assembly, (3) Performing post-irradiation examination of fuel samples that have been irradiated in ampoules in the IR-8 research reactor and conducting loop irradiation testing, and (4) Obtaining final regulatory approvals for insertion of fuel in VVER-1000 commercial reactors. As this research and development program relates to commercial applications of our fuel technology, and retaining ownership or control over as much key intellectual property as we possibly can is critical to the long-term success of our licensing business model, our plan is to fully fund these research and development activities ourselves. At the same time, we do not currently plan to fund research, testing and demonstration of our thorium/weapons-grade plutonium disposing fuel, which can only be used in the U.S.-Russia government-to-government weapons-grade plutonium disposition program and has no commercial applications. Hence, funding for any future research and development activities on this fuel design would have to be provided by the U.S. government or other stakeholders.

Financial Status

At December 31, 2008, our total assets were approximately $12.4 million and total liabilities as of December 31, 2008, were approximately $5.1 million. For the year ended December 31, 2008, the results of operations from our consulting business segment have increased our working capital surplus by $3.5 million, from $3.4 million at December 31, 2007 to $6.9 million as of December 31, 2008. Accounts payable and accrued liabilities balance as of December 31, 2008 equaled $5.1million, an increase of approximately $3 million since December 31, 2007. These liabilities have increased primarily due to the growth of our consulting and strategic advisory services business, and the indirect support costs associated with this business segment.

Management expects that our current cash position, as well as the expected revenue and profits that are expected to be earned from our follow-on agreements from the two consulting agreements we entered into in August 2008, will meet our foreseeable working capital needs for our current operations until sometime in 2010. In support of our longer-term business plan for our technology business segment, we will need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity to finance our overhead and research and development expenditures. We will also need to raise capital to support our technology business if the consulting and strategic advisory services business becomes non-sustaining. Our current average monthly projected working capital requirements for the company, excluding the $5 – $6 million of research and development expenses we expect to incur in Russia over the next 12 – 18 months is approximately $1,200,000 per month. This financing will need to take place in 2009, to ensure that we have the necessary working capital to continue our planned business operations through 2009 and beyond. It is important to note that financing may not be available or we may not be able to obtain that financing on terms acceptable to us. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of our outstanding common stock. To support this financing activity, we are exploring transaction opportunities that could simultaneously create strategic industry and market alliances for the company, to support our operations in 2009 and beyond.

Consolidated Results of Operations

The following table summarizes certain aspects of the Company’s consolidated results of operations for the year ended December 31, 2008 compared to the year ended December 31, 2007.

Comparison of the Year Ended December 31, 2008 to the Year Ended December 31, 2007

	Year Ended December 31,		(Decrease) Change $	(Decrease) Change %
	2008	2007
Consulting Revenues	$22,219,905	—	$22,219,905	—
Cost of services provided
Consulting expenses	$11,088,723	—	$11,088,723	—
% of total revenues	50%	—	—	—
Gross profit	$11,131,182	$—	$11,131,182	—
% of total revenues	50%	—	—	—
Operating Expenses
General and administrative	$6,958,165	$6,259,317	$698,848	11%
% of total revenues	31%	N/A	—	—
Research and development expenses	$1,565,594	$756,755	$808,839	107%
% of total revenues	7%	N/A	—	—
Stock-based compensation	$5,649,835	$4,745,098	$904,737	19%
% of total revenues	25%	N/A	—	—
Total Operating Loss	$(3,042,412)	$(11,761,170)	$(8,718,758)	-74%
% of total revenues	14%	N/A	—	—
Other Income and (Expenses)
Interest income/expense, other	$193,036	$308,587	$(115,551)	-38%
% of total revenues	1%	N/A	—	—
Net loss – before income taxes	$(2,849,376)	$(11,452,583)	$(8,603,207)	-75%
% of total revenues	-13%	N/A	—	—

Revenues

The $22 million of revenue for the year ended December 31, 2008, is generated from our consulting and strategic advisory services business segment. We earned revenue during 2008 from the Roadmap and Quickstart projects as well as the August 1, 2008 consulting contracts with ENEC and FANR, mentioned above. Pursuant to the Agreements, we were to be paid for 2008 work $8.9 million from ENEC and $8.5 million from FANR (aggregate of $17.4 million), which was later adjusted to $14.1 million, based upon subsequent changes to the agreed upon detailed work plans and the work performed by us under these two agreements.

Following the successful work done by us in 2008 for the August 1, 2008 agreements for the ENEC and FANR projects, we continue to provide consulting services under both agreements starting in January 2009. We entered into a next phase follow-on agreement in March 2009 to continue services under the ENEC agreement in 2009. We anticipate that revenue earned in 2009 from this follow-on agreement will be up to $7 million. We also anticipate entering into a follow-on consulting agreement in the near term for the FANR work as well, in an amount up to $10 million of revenue to be earned in 2009. The revenue to be earned under these agreements will depend upon the agreed upon work plans and time spent working on these projects, which can be more or less than the revenue amounts initially planned to be earned under these agreements. We also anticipate entering into other consulting and technology agreements that may generate revenue for us as well in 2009.

Cost of Services Provided

The cost of services for the year ended December 31, 2008 is primarily from expenses related to the consulting, professional, administrative and other support costs that were incurred to perform work on our consulting projects in Abu Dhabi.

General and Administrative Expenses

There was an 11 percent increase in the general and administrative expenses for the year ended December 31, 2008. The majority of this percentage increase is due to an increase in costs to support our consulting and strategic advisory services business segment. Included in these indirect support costs are (1) additional employees and consultants hired to support our consultants working on our consulting projects, (2) establishment of a human resources department to hire new consultants with the proper nuclear expertise to work on our consulting projects, (3) a new ERP accounting system to support the activities of our consulting projects and to strengthen our internal controls, and (4) larger office space to accommodate the additional people working for our company. We also incurred costs to establish our new corporate branding for Lightbridge Corporation (our new corporate name that will be used sometime in 2009) and to engage a consulting firm to assist us in establishing foreign branch offices in Abu Dhabi and Russia in 2009. We expect our general and administrative expenses to increase in future periods due to the expansion of our consulting and strategic advisory services business segment and the hiring of new officers, employees and consultants to help further develop and support our (1) consulting and strategic advisory services and (2) technology business segments.

Research and Development Costs

The increase in research and development costs for the year ended December 31, 2008 is due to the increase in the scope of work for our research and development activities in Russia. We expect that our research and development expenses will increase in the future periods. Over the next 12 to 18 months we expect to incur approximately up to $5 – $6 million in research and development expenses related to the development of our proprietary nuclear fuel designs.

Stock-Based Compensation

The increase in stock based compensation for the year ended December 31, 2008, is due to the long-term incentive stock options and stock that were granted under our stock plan to our executives, directors, advisors and employees at the end of 2007,which are now being expensed as these grants vested in 2008 and will continue to vest in future years. Stock based incentives were also granted to attract new employees in 2008, due to our expansion to meet the demands of contracts with our current customer, and anticipated future business with new customers.

Other Income and Expense

The decrease in other income and expense for the year ended December 31, 2008 is due to the decrease in interest income earned on our idle cash.

Liquidity and Capital Resources

As of December 31, 2009, we had total cash and cash equivalents of $5,580,244. The following table provides detailed information about our net cash flow for all financial statements periods presented in this Report.

Cash Flow

	December 31,
	2008	2007
Net cash provided by (used in) operating activities	$(3,614,876)	$(997,377)
Net cash provided by (used in) investing activities	$(102,113)	$(17,968)
Net cash provided by (used in) financing activities	$(610,458)	$(4,739)
Net cash inflow (outflow)

Operating Activities

Net cash used in operating activities increased $2,617,499, or by 262 percent, in 2008 compared to 2007. This increase in funds used in our operating activities was primarily due to an increase in our accounts receivable from our consulting projects of $5,357,804 and payments for consulting services provided in 2008, as well as increased general and administrative expenses. This increase is offset by (1) the cash received from the Quickstart consulting agreement of $4,285,000, received in April 2008, and (2) the $10,000,000 advance payment received in September 2008 under the August 1 Agreements. The remaining payment for fees earned under the August 1 Agreements was received in January 2009. The cash received of $3,793,125 for fees earned from our first consulting agreement, the Roadmap consulting agreement that was completed in March 2008, was received in December 2007 as a full prepayment prior to the start of the Roadmap consulting contract, and this amount (recorded as deferred revenue at December 31, 2007) was recorded as cash received in the our statement of cash flows for the year ended December 31, 2007.

Investing Activities

Net cash used in investing activities increased by $84,145 in 2008, as compared to 2007. This increase is due to office equipment purchased for our new office space and additional employees.

Financing Activities

Net cash used in financing activities in the year ended December 31, 2008 increased by $605,719, as compared to 2007. This increase is due to cash deposited with Capital One for its secured credit card program, which required us to place a $650,000 deposit into their account as collateral against future credit card charges. This increase in the cash used in financing activities was offset by money received from the exercise of stock options in the amount of $49,975.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 8. Financial.

The full text of our audited consolidated financial statements as of December 31, 2008 and 2007 begins on page F-1 of this Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no disagreements regarding accounting and financial disclosure matters with our independent certified public accountants.

Item 9A. Controls and Procedures.

(a) Disclosure Controls and Procedures

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

(b) Internal Controls Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Exchange Act defines internal control over financial reporting as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we determined that, as of December 31, 2008, the Company’s internal control over financial reporting was effective based on those criteria.

(c) Changes in Internal Control Over Financial Reporting

During the fiscal year ended December 31, 2008, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required by Item 10 of Part III is included in our Proxy Statement relating to the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by Item 11 of Part III is included in our Proxy Statement relating to the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholders.

The information required by Item 12 of Part III is included in our Proxy Statement relating to the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by Item 13 of Part III is included in our Proxy Statement relating to the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Information required by Item 14 of Part III is included in our Proxy Statement relating to the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

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

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated by reference from the Company’s Registration Statement on Form 10-SB filed on December 17, 1999).
3.2	By-laws (incorporated by reference from the Company’s Current Report on Form 8-K filed on September 18, 2006).
4.1	2005 Compensation Plan for Outside Consultants of Custom Brand Networks, Inc. dated March 1, 2005 (incorporated by reference from the Company’s Registration Statement on Form S-8 filed on March 10, 2005).
4.2	2005 Augmented Compensation Plan for Outside Consultants of the Company dated August 15, 2005 (incorporated by reference from the Company’s Registration Statement on Form S-8 filed on August 19, 2005).
4.3	2006 Stock Plan (incorporated by reference to Exhibit 10.1 of the current report of the Company on Form 8-K filed February 21, 2006).
10.1	Employment Agreement, dated as of February 14, 2006, between the Company and Seth Grae (incorporated by reference to Exhibit 10.2 of the current report of the Company on Form 8-K filed February 21, 2006).
10.2	Teaming Agreement dated February 22, 2006 between The University of Texas System, The University of Texas of the Permian Basin, The University of Texas at Austin, The University of Texas at Arlington, The University of Texas at Dallas, The University of Texas at El Paso, The City of Andrews, Texas, Andrews County, Texas, the Midland Development Corporation, the Odessa Development Corporation, Thorium Power and General Atomics (incorporated by reference from Exhibit 10. the Company’s Registration Statement on Form S-4 filed June 14, 2006).
10.3	Employment Agreement, dated July 27, 2006, between the Company and Andrey Mushakov (incorporated by reference to Exhibit 10.1 of the current report of the Company on Form 8-K filed August 4, 2006).
10.4	Independent Director Contract, dated August 21, 2006, between the Company and Victor Alessi (incorporated by reference to Exhibit 10.1 of the current report of the Company on Form 8-K filed August 25, 2006).
10.5	Independent Director’s Contract, dated October 23, 2006, between Thorium Power, Ltd. and Jack D. Ladd (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 23, 2006).
10.6	Independent Director’s Contract, dated October 23, 2006, between Thorium Power, Ltd. and Daniel B. Magraw (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on October 23, 2006).
10.7	Employment Agreement, dated February 1, 2007, between the Company and Erik Hallstrom (incorporated by reference to Exhibit 10.1 of the current report of the Company on Form 8-K filed February 1, 2007).
10.8	Employment Agreement, dated February 1, 2007, between James Guerra and Thorium Power, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 23, 2007).

Exhibit Number	Description
10.9	Agreement for Ampoule Irradiation Testing in 2006 – 2007, dated December 28, 2007, between Thorium Power, Inc. and Russian Research Centre Kurchatov Institute.
14.1	Code of Ethics (incorporated by reference from the Company’s Annual Report on Form 10-KSB filed on November 25, 2005).
31.1*	Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification — Principal Accounting Officer.
32*	Section 1350 Certifications.

*	Filed herewith

AUDITED FINANCIAL STATEMENTS

THORIUM POWER, LTD

December 31, 2008 and 2007

Child, Van Wagoner & Bradshaw, PLLC
CERTIFIED PUBLIC ACCOUNTANTS

Douglas W. Child, CPA
Marty D. Van Wagoner, CPA
J. Russ Bradshaw, CPA
William R. Denney, CPA
Roger B. Kennard, CPA
Russell E. Anderson, CPA
Scott L. Farnes

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Thorium Power, Ltd.
1600 Tysons Boulevard, Suite 550
McLean, VA 22102

We have audited the accompanying consolidated balance sheets of Thorium Power, Ltd. (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive loss, cash flows, and changes in stockholders' equity for the years ended December 31, 2008 and 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Thorium Power, Ltd. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

Child, Van Wagoner & Bradshaw PLLC

Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
March 19, 2009

1284 W. Flint Meadow Dr. #D
Kaysville, Utah 84037
Telephone 801.927.1337
Facsimile 801.927.1344

5296 S. Commerce Dr. #300
Salt Lake City, Utah 84107
Telephone 801.281.4700
Facsimile 801.281.4701

Suite A, 5/F
Max Share Centre
373 King's Road
North Point, Hong Kong
Telephone 852.21.555.333
Facsimile 852.21.165.222

www.cpaone.net

THORIUM POWER LTD.

CONSOLIDATED BALANCE SHEETS

	December 31
	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$5,580,244	$9,907,691
Restricted cash	650,000	0
Accounts receivable – project revenue and reimbursable project costs	5,357,804	0
Prepaid expenses & other current assets	394,315	204,035
Deferred project costs	0	371,631
Total Current Assets	11,982,363	10,483,357
Property Plant and Equipment – net	108,121	30,676
Other Assets
Patent costs – net	217,875	217,875
Security deposits	138,418	2,049
Total Other Assets	356,293	219,924
Total Assets	$12,446,777	$10,733,957
LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$5,138,979	$2,122,649
Current portion long term debt	0	4,651
Customer deposit	0	1,206,875
Deferred revenue	0	3,793,125
Total Current Liabilities	5,138,979	7,127,300
Notes Payable – long term	0	5,782
Total Liabilities	5,138,979	7,133,082
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.001 par value, 50,000,000 authorized shares, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 500,000,000 authorized, 301,493,084 shares issued and outstanding at December 31, 2008 and 299,014,182 shares issued and outstanding at December 31, 2007	301,493	299,014
Additional paid in capital – stock and stock equivalents	48,607,451	41,791,735
Deficit	(41,489,974)	(38,630,572)
Common stock reserved for issuance, 484,055 shares and 2,000,000 shares at December 31, 2008 and 2007, respectively	114,787	590,000
Accumulated other comprehensive income	0	30,143
Deferred stock compensation	(225,959)	(479,445)
Total Stockholders’ Equity	7,307,798	3,600,875
Total Liabilities and Stockholders’ Equity	$12,446,777	$10,733,957

The accompanying notes are an integral part of these consolidated financial statements

THORIUM POWER LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2008	2007
Revenue:
Consulting revenue	$22,219,905	$0
Total Revenue	22,219,905	0
Cost of Consulting Services Provided	11,088,723	0
Gross Margin	11,131,182	0
Operating Expenses
General and administrative	6,958,165	6,259,317
Research and development expenses	1,565,594	756,755
Stock-based compensation	5,649,835	4,745,098
Total Operating Expenses	14,173,594	11,761,170
Operating loss	(3,042,412)	(11,761,170)
Other Income and (Expenses)
Interest income	162,893	367,187
Other income and expenses	30,143	(58,600)
Total Other Income and Expenses	193,036	308,587
Net loss before income taxes	(2,849,376)	(11,452,583)
Income taxes	10,026	0
Net loss	(2,859,402)	(11,452,583)
Other Comprehensive Income (Loss)
Unrealized gain on marketable securities	0	11,282
Total Comprehensive Loss	$(2,859,402)	$(11,441,301)
Net Loss Per Common Share, Basic and diluted	$(0.01)	$(0.04)
Weighted Average Number of shares outstanding for the period used to compute per share data	300,070,925	296,666,502

The accompanying notes are an integral part of these consolidated financial statements

THORIUM POWER LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2008	2007
Operating Activities:
Net Loss	$(2,859,402)	$(11,452,583)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock based compensation	6,546,493	4,978,981
Depreciation and amortization	24,668	8,582
Realized gain on sale of securities	(30,143)	0
Settlement Expense	0	58,601
Changes in non-cash operating working capital items:
Accounts receivable – fees and reimburseable project costs	(5,357,804)	0
Prepaid expenses and other current assets	(190,280)	321,966
Security deposits	(136,369)	0
Accounts payable, accrued liabilities and other current liabilities	1,809,455	1,293,951
Deferred revenue	(3,793,125)	3,793,125
Deferred project costs – net	371,631	0
Net Cash Used In Operating Activities	(3,614,876)	(997,377)
Investing Activities:
Purchase of office equipment	(102,113)	(17,968)
Net Cash Used In Investing Activities	(102,113)	(17,968)
Financing Activities:
Proceeds from issue of common shares	49,975	0
Payments on notes payable and other	(10,433)	(4,739)
Restricted cash	(650,000)	0
Net Cash Used In Financing Activities	(610,458)	(4,739)
Net Decrease In Cash and Cash Equivalents	(4,327,447)	(1,020,084)
Cash and Cash Equivalents, Beginning of Year	9,907,691	10,927,775
Cash and Cash Equivalents, End of Year	$5,580,244	$9,907,691
Supplemental Disclosure of Cash Flow Information
Cash paid during the year:
Interest paid	$0	$876
Income taxes paid	$10,026	$0
Non-cash transactions
Conversion of liabilities to equity	$0	$278,441

The accompanying notes are an integral part of these consolidated financial statements

THORIUM POWER, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

From January 8, 1992 (Inception) to December 31, 2008

	Common Stock		Additional Paid-in Capital	Deficit	Stock Committed Future Issuance	Accumulated Comprehensive Income	Deferred Stock Compensation	Treasury Stock		Stockholders’ Equity
	Shares	Amount						Shares	Amount
Balance – December 31, 2006	257,291,709	$257,292	$23,148,560	$(27,177,989)	$1,200,000	$18,861	$(285,200)	$(850,000)	(255,850)	$(3,094,326)
Issuance of stock for services	808,916	809	232,678							233,487
Issuance of stock for payment of liabilities	714,120	714	277,727							278,441
Stock based compensation – shares committed for future issuance and issued	2,350,000	2,350	866,150		(1,200,000)					(331,500)
Stock Option Expense			3,991,317							3,991,317
Net loss for the period				(11,452,583)						(11,452,583)
Unrealized gains on marketable securities						11,282				11,282
Amortization of deferred stock compensation costs							395,755			395,755
Reclassification of warrant liability to additional paid in capital			1,132,444							1,132,444
Cashless exercise of stock options and warrants	888,534	888	(888)							0
Retirement of treasury stock	(850,000)	(850)	(255,000)					850,000	255,850	0
Stock settlement – merger	128,139	128	37,032							37,160
Stock based compensation - officers, directors and employees	1,022,927	1,023	357,002							358,025
Reclassification of temporary equity to permanent equity	36,659,837	36,660	12,004,713							12,041,373
Stock based compensation – shares committed for future issuance					590,000		(590,000)			0
Balance – December 31, 2007	299,014,182	$299,014	$41,791,735	$(38,630,572)	$590,000	$30,143	$(479,445)	$0	0	$3,600,875
Unrealized loss on marketable securities						(30,143)				(30,143)
Exercise of stock options	320,350	320	49,655							49,975
Stock option expense			6,138,220							6,138,220
Stock based compensation	158,552	159	39,841		114,787		(114,787)			40,000
Amortization of deferred stock compensation costs							368,273			368,273
Shares issued	2,000,000	2,000	588,000		(590,000)					0
Net loss for the year				(2,859,402)						(2,859,402)
Balance – December 31, 2008	301,493,084	301,493	48,607,451	(41,489,974)	114,787	0	(225,959)	0	0	7,307,798

THORIUM POWER, LTD.
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Summary of Significant Accounting Policies

Description of Business

Radkowsky Thorium Power Corp., incorporated in the state of Delaware on January 8, 1992 (“Inception”), changed its name to Thorium Power, Inc. in April 2001. On February 14, 2006, Novastar Resources Ltd. (“Novastar”), now called Thorium Power Ltd., entered into an Agreement and merged on October 6, 2006 with Thorium Power, Inc. (Collectively after the merger, all entities are referred to as the “Company” or “Thorium”). Thorium is engaged in two business segments.

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

Our business model expanded in 2007 and our second business segment is providing consulting and strategic advisory services to companies and governments planning to create or expand electricity generation capabilities using nuclear power plants. We have to date secured four contracts with successively larger values for consulting and strategic advisory services in the United Arab Emirates (“UAE”). We started working on our first consulting project with the Executive Affairs Authority (“EAA”) of Abu Dhabi, one of the member Emirates of the UAE in December 2007 and completed this first consulting project in March 2008. We secured our second consulting project with the EAA in March 2008 and completed our second project in June 2008. On August 1, 2008, we signed separate consulting services agreements with two government entities to be formed by Abu Dhabi. Under these two new agreements, we are to provide consulting and strategic advisory services over a contract term of five years starting from June 23, 2008, with automatic renewals of these contracts for one year periods.

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

Basis of Presentation and Consolidation

a) Consolidation

These financial statements include the accounts of Thorium Ltd. (a Nevada corporation) and our wholly-owned subsidiaries, Thorium Power, Inc. (a Delaware corporation) and Lightbridge Power International Holding, LLC (a Delaware limited liability company).

All significant intercompany transactions and balances have been eliminated in consolidation. We have formed a branch office in England in 2008 called Lightbridge Advisors Limited, which is wholly-owned by our subsidiary Lightbridge Power International Holding, LLC and we anticipate forming several more foreign branch offices in other countries during 2009. All branch offices will be consolidated in our consolidated financial statements.

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

THORIUM POWER, LTD.
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Summary of Significant Accounting Policies  – (continued)

Certain amounts in the prior year consolidated financial statement and notes have been revised to conform to the current-year presentation.

b) Use of Estimates and Assumptions

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

Significant Estimates

These consolidated financial statements include some amounts that are based on management’s best estimates and judgments. The most significant estimates relate to valuation of stock grants and stock options, the net operating loss carry-forward, cost estimates relating to our consulting contracts, the valuation allowance for deferred taxes and various contingent liabilities. It is reasonably possible that these above-mentioned estimates and others may be adjusted as more current information becomes available, and any adjustment could be significant in future reporting periods.

Risks and Uncertainties

The Company’s future operations and earnings will depend on the results of the Company’s operations in foreign countries. There can be no assurance that the Company will be able to successfully continue to conduct such operations, and a failure to do so would have a material adverse effect on the Company’s financial position, results of operations, and cash flows. Also, the success of the Company’s operations will be subject to other numerous contingencies, some of which are beyond management’s control. These contingencies include general and regional economic conditions, prices for the Company’s services, competition, changes in regulations, changes in accounting and taxation standards, inability to achieve our overall long-term goals, future impairment charges and global or regional catastrophic events. Because the Company is dependent on international operations, particularly in one country right now, the Company will be subject to various additional political, economic, and other uncertainties.

We participate in a highly regulated industry that is characterized by governmental regulation. Our results of operations are affected by a wide variety of factors including decreases in the use or public favor of nuclear power, the ability of our technology, the ability to safeguard the production of nuclear power, and safeguarding our patents and intellectual property from competitors. Due to these factors, we may experience substantial period-to-period fluctuations in our future operating results. Potentially, a loss of a key officer, key management, and other personnel could impair our ability to successfully execute our business strategy, particularly when these individuals have acquired specialized knowledge and skills with respect to nuclear power and our operations.

Our Company monitors our operations with a view to minimizing the impact to our overall business that could arise as a result of the risks and uncertainties inherent in our business.

c) Revenue Recognition

Consulting Business Segment

Revenue — at the present time we are deriving all of our revenue from our consulting and strategic advisory services business segment, by offering services to foreign governments planning to create or expand electricity generation capabilities using nuclear power plants. Our fee structure for each client engagement is dependent on a number of variables, including the size of the client, the complexity, the level of the opportunity for us to improve the client’s electrical generation capabilities using nuclear power plants, and other factors. The accounting policy we use to recognize revenue depends on the terms of the specific contract. All

THORIUM POWER, LTD.
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Summary of Significant Accounting Policies  – (continued)

of our consulting contracts mentioned below are with the EAA of Abu Dhabi, one of the member Emirates of the UAE, and the related entities to be formed: Emirates Nuclear Energy Corporation (“ENEC”) and Federal Authority for Nuclear Regulation (“FANR”). All of the Company’s revenues recognized for the first quarter of 2008 were recognized under the completed performance model of revenue recognition for our first consulting project with EAA (Road Map).

We recognize revenue associated with fixed-fee service contracts in accordance with the proportional performance method, measured by the percentage of costs (primarily labor) incurred to date as compared to the estimated total costs (primarily labor) for each contract. When a loss is anticipated on a contract, the full amount of the anticipated loss is recognized immediately. Our management uses its judgment concerning the estimation of the total costs to complete the contract considering a number of factors, including the experience of the personnel that are performing the services, and the overall complexity of the project. Should changes in management’s estimates be required, due to business conditions that cause the actual financial results to differ significantly from management’s present estimates, revenue recognized could be adversely affected. For other contracts, revenue is recognized on a time and materials basis.

Technology Business Segment

Once the company’s thorium-based nuclear fuel designs have advanced to a commercially usable stage, the company will seek to license our technology to major government contractors or nuclear companies, working for the US and other governments. We expect that our revenue from license fees will be recognized on a straight-line basis over the expected period of the related license term.

d) Trade Accounts Receivable

We record trade accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the trade accounts receivable balances and charged to the provision for doubtful accounts. We calculate this allowance based on our history of write-offs, level of past-due accounts based on the contractual terms of the receivables, and our relationships with and the economic status of our customers. There was no provision for doubtful accounts recorded at December 31, 2008.

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

f) Segment Reporting

The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance, as the source for determining the Company’s reportable segments. The Company has determined that the Company has two operating segments as mentioned above and defined by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”. The two reporting business segments are our technology business and our consulting and strategic advisory services business.

THORIUM POWER, LTD.
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Summary of Significant Accounting Policies  – (continued)

g) Cash and Cash Equivalents and Marketable Securities

Cash Equivalents

We classify marketable securities that are highly liquid and have maturities of three months or less at the date of purchase as cash equivalents. We manage our exposure to counterparty credit risk through specific minimum credit standards, diversification of counterparties and procedures to monitor our credit risk concentrations.

h) Fair Value Measurements:

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

We held approximately $1.6 million of auction rate securities throughout the year of 2008, which were classified at a Level 3 fair value measurement. These securities were originally recorded at face value because their full redemption at face value was guaranteed by the financial institution holding these securities. In the fourth quarter of 2008 this financial institution redeemed all of these securities at their full face value. We did not hold any marketable securities at December 31, 2008, therefore the balance in the balance sheet account captioned accumulated other comprehensive income was $0 at December 31, 2008.

Unrealized gains and losses and the related deferred income tax effects are excluded from earnings and reported as a separate component of stockholders’ equity, other comprehensive income (loss). Realized gains or losses are computed based on specific identification of the securities sold. Our fourth quarter results reflect the full redemption of these auction rate securities by this financial institution, therefore the previous realized or impairment loss recorded on these auction rate securities of $438,750 that was recognized in the second quarter of 2008, was reversed through the income statement in the fourth quarter 2008, resulting in no gain or

THORIUM POWER, LTD.
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Summary of Significant Accounting Policies  – (continued)

loss on these securities for the year ended December 31, 2008. There was a realized gain of $30,143, reported as other income and expense on the accompanying statement of operations, for the year ended December 31, 2008.

i) Concentration of Credit Risk — Cash and Restricted Cash

Cash in bank accounts is at risk to the extent that it exceeds Federal Deposit Insurance Corporation insured amounts. Substantially all cash is deposited in one prominent U.S. financial institution. At December 31, 2008 there was approximately $5 million held at this one financial institution.

The company had also deposited money with Capital One for its secured credit card program, which required us to place a $650,000 deposit into their account as collateral against future credit card charges. This amount was recorded under the caption restricted cash, on the accompanying balance sheet at December 31, 2008.

j) Property and Equipment

Property, Plant and Equipment is comprised of an automobile, computer and office equipment and is stated at cost less accumulated depreciation. Depreciation of furniture, computer and office equipment is recognized over the estimated useful life of the asset, generally five and seven years respectively, utilizing the double declining balance methodology. Depreciation for the leasehold improvements is computed using the straight-line method over the 5 year term of the lease. Upon disposition of assets, the related cost and accumulated depreciation are eliminated and any gain or loss is included in the statement of income. Expenditures for major improvements are capitalized. Expenses related to maintenance and repairs are recognized as the costs are incurred.

k) Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with SFAS No. 109 “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases as well as operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance to the extent that the recoverability of the asset is unlikely to be recognized. The Company did not provide any current or deferred income tax provision or benefit for any periods presented to date because the Company has continued to experience a net operating loss since inception.

The Company adopted FASB Interpretation No. 48 Accounting for Uncertainty in Income taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109 Accounting for Income Taxes. FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements. FIN 48 also provides accounting guidance on derecognizing, classification and disclosure of these uncertain tax positions.

l) Stock-Based Compensation

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

1. Business and Summary of Significant Accounting Policies  – (continued)

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

m) Basic and Diluted Loss per Share

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard No. 128 (“SFAS 128”), “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed in a manner similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2008 and 2007, the Company stock equivalents were anti-dilutive and excluded in the diluted loss per share computation.

n) Impairment Charges

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

Once a triggering event has occurred, the impairment test employed is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, the impairment test involves a comparison of undiscounted cash flows against the carrying value of the asset as an initial test. If the carrying value of such asset exceeds the undiscounted cash flow, the asset would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the fixed or amortizing intangible asset and the carrying value to determine the amount of the impairment. The Company generally determines fair value by using the discounted cash flow method. If the intent is to hold the asset for sale and certain other criteria are met (i.e., the asset can be disposed of currently, appropriate levels of authority have approved sale, and there is an actively pursuing buyer), the impairment test is a comparison of the asset’s carrying value to its fair value less costs to sell. To the extent that the carrying value

THORIUM POWER, LTD.
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Summary of Significant Accounting Policies  – (continued)

is greater than the asset’s fair value less costs to sell, an impairment loss is recognized for the difference. The Company conducted an impairment test of its Patent at December 31, 2008 and determined that the future undiscounted cash flows associated with the Patent rights were sufficient to recover its carrying value on the balance sheet.

o) Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles are excluded from net income. For the Company, such items consist primarily of unrealized gains and losses on marketable debt securities, which the Company has classified as cash equivalents, as their maturities are three months or less. Total unrealized loss recorded for the year ended December 31, 2008 was $30,143.

p) Commitments and Contingencies

Liabilities for loss contingencies arising from various claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

q) Recently Issued Accounting Standards

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of fiscal year 2009. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS Statement No. 157. The adoption of SFAS No. 159 had no effect on the Company’s financial statements.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets”, (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of FSP 142-3 will have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The provisions of SFAS No. 162 will not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In June 2008, the FASB ratified EITF Issue No. 08-3, “Accounting for Lessees for Maintenance Deposits Under Lease Arrangements” (EITF 08-3). EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of EITF Issue No. 08-3 will have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

THORIUM POWER, LTD.
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Summary of Significant Accounting Policies  – (continued)

r) Intangible Assets — Patents

Patents are stated in the balance sheet at cost less accumulated amortization. The costs of the patents, once placed in service, are amortized on a straight-line basis over their estimated useful lives. The amortization period for our patents range between 17 – 20 years.

s) Retirement 401K Plan

We have a 401(k) savings plan that was set up in 2006 covering substantially all of our employees. Eligible employees may contribute through payroll deductions. There were no Company matching contributions made to the 401(k) savings plan in 2008 and 2007.

2. Financial Status of the Company

The company is currently updating its strategic plan for 2009 to determine its future cash needs. Management anticipates, based on its current working capital and projected working capital requirements, that it will have enough working capital funds to sustain its current operations at its current operating level until sometime in 2010. In support of the Company’s longer-term business plan, the Company will need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity to finance its research and development expenditures. The Company may also need to raise additional capital sooner to support its overhead operation if the consulting and strategic advisory services business becomes non-sustaining. Currently, the Company is restructuring its operations and working on revenue opportunities with the overall goal of increasing the company’s profitability and cash flow. The Company expects to meet all of its financial commitments and operating needs for 2009.

3. Consulting Revenues

Road Map Project

All of the Company’s revenues recognized for the first quarter of 2008 were recognized under the completed performance model of revenue recognition for our first consulting project with EAA (Road Map). The consulting fee under this contract could have been refundable to our client, under the provisions of this contract, if we would have breached the contract, such as not deliver the final report to the foreign government. We received our fee for this contract in December 2007, in advance of our billing in March 2008. The total consulting revenue recognized under this contract during the three months ended March 31, 2008, was $3.8 million.

Quick Start Project

All of the Company’s revenues for the second quarter of 2008 were derived from the completion of the defined contract deliverables required from the second consulting contract entered into in March 2008 with the EAA, and completed in June 2008. This contract called for on-going consulting services from March 2008 through June 22, 2008. We started work on this project in April 2008. All revenue earned under this contract, $4.3 million (which was received in April 2008), was recognized ratably during the second quarter of 2008.

ENEC and FANR Projects

Substantially all of the Company’s remaining revenue earned in the amount of $14.1 million for 2008, has been derived from the two consulting contracts we entered into in August 2008, for consulting services rendered from June 23, 2008 through December 31, 2008. These contracts provided for a total payment of $17.4 million, with $10 million paid upfront by the EAA on behalf of two new governmental agencies to be formed ($5 million paid on behalf of each entity, a total of $10 million received in September 2008), and the remaining total balance of $7.4 million to be paid by each of the new governmental entities equally, upon their formation. These new government entities will be called the Emirates Nuclear Energy Corporation (“ENEC”) and the Federal Authority for Nuclear Regulation (“FANR”). We will continue to provide strategic

THORIUM POWER, LTD.
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3. Consulting Revenues  – (continued)

advisory services to both of these entities during the five year term of these agreements. Under these agreements, revenue was initially being derived as a fixed professional fee agreement for $17.4 million, but the 2008 revenue amount was settled with the EAA on a time and material basis and adjusted to $14.1 million. We periodically discuss our consulting work with the EAA to review the work we perform to date, and to also plan the scope of future work to be performed.

Travel costs and other reimbursable costs under the contracts are not reported as revenue but were offset, in accordance with the consulting agreements against an expense advance paid to us and recorded on the balance sheet account captioned “customer deposit account”, until the total amount advanced by the customer for reimbursable costs was depleted in 2008. The customer deposit account was money advanced to us for reimbursable expenses that were incurred in accordance with the contracts with the EAA. At December 31, 2007, the customer deposit account was presented as a current liability on the balance sheet.

The total travel and other reimbursable expenses charged for these consulting contracts that have not been reimbursed to us, are being presented on the accompanying balance sheet and included in accounts receivable in the amount of $1,271,024 at December 31, 2008. The remaining accounts receivable reported on the accompanying balance sheet represents fees due for the work performed in 2008 for the ENEC and FANR projects, mentioned above, totaling $4,086,780 at December 31, 2008 ($3,922,728 payment was received on January 27, 2009).

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

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The accounting policies of the business segments are the same as those described in “Note 1: Summary of Significant Accounting Policies.” There is no allocation of corporate level assets or certain corporate expenses even though they contribute to both segments. The following tables show the operations of the Company’s reportable segments for the year ended December 31, 2008. In 2007, the company was a development stage company and we did not provide any consulting services, therefore all expenses in 2007 were considered to be corporate expenses, other than research and development expenses of $756,755 for the year ended December 31, 2007.

December 31, 2008	Consulting	Technology	Corporate and Eliminations	Total 12 Months
Revenue	22,219,905	—	—	22,219,905
Segment Profit (Loss) – Before Tax	11,131,182	(2,505,990)	(11,474,568)	(2,849,376)
Total Assets	1,278,020	217,875	10,950,882	12,446,777
Property Additions	—	—	102,113	102,113
Interest Expense	—	—	—	—
Depreciation	—	—	24,668	24,668

THORIUM POWER, LTD.
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5. Research and Development Costs

Research and development costs, included in the statement of operations amounted to $1,565,594 and $756,755 for the years ended December 31, 2008 and 2007, respectively. Total cumulative expense has amounted to approximately $6.3 million from January 8, 1992 (date of inception of Thorium Power, Inc.) to December 31, 2008. For segment reporting, the Company has included certain costs for the technology segment that are reported in the statement of operations under general and administrative and stock based compensation operating expenses. These additional costs which total $940,396 for the year ended December 31, 2008 are mostly related to compensation paid to employees and consultants supporting our research and development activities.

6. Property Plant and Equipment

The following represents the detail of the Company’s property, plant and equipment at December 31, 2008 and 2007:

	2008	2007
Furniture, computer and office equipment	$167,139	$42,809
Automobile	0	22,217
Total	167,139	65,026
Accumulated Depreciation	59,018	34,350
Net Book Value	$108,121	$30,676

Depreciation expense for the years ended December 31, 2008 and 2007 was $24,668 and $8,583, respectively. Asset lives are five years and the depreciation method is straight line for all the above assets. All property is located in the United States of America. There was no gain or loss on assets disposed of in 2008. Assets disposed of and written off the books in 2008 had a total cost of $24,841, which consisted mainly of the automobile. Additional depreciation was recorded on the automobile in 2008 before it was written off the books, which was not significant to these accompanying financial statements.

7. Intangible Assets — Patents

Patents represent legal fees and filing costs that are capitalized and amortized over their estimated useful lives of 17 – 20 years. There were no patents placed in service for the years ended December 31, 2008 and 2007.

The following table summarizes the lives and carrying values of the Company’s patents at December 31, 2008 and 2007:

Patents	$411,669
Accumulated amortization	(193,794)
Net book value	$217,875

Amortization expense of patents was $- and $- for the years ended December 31, 2008 and 2007 and $193,794 for the cumulative period from January 8, 1992 (Inception) to December 31, 2008. These patents were not placed in service for the years ended December 31, 2008 and 2007.

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	2008	2007
Trade Payables – project expenses	$1,124,711	$355,923
Accrued Expenses – research and development	801,082	410,000
Accrued Payroll and Severance	1,863,333	825,998
Other Trade Payables	1,349,853	530,728
	$5,138,979	$2,122,649

THORIUM POWER, LTD.
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9. Stockholders’ Equity

Total Common stock outstanding at December 31, 2008 was 301,493,084. At December 31, 2008, there were 52,084,522 stock options outstanding, all totaling 353,577,606 of total stock and stock equivalents outstanding at December 31, 2008.

a) Common Stock Issuances

On March 14, 2008, 320,350 stock options that were assumed in the merger and held by one consultant were exercised at a strike price of $.156 per share for total consideration of $49,975. Accordingly, 320,350 shares of the company’s common stock were issued in accordance with this option agreement. On May 13, 2008 and December 29, 2008, a total of 158,552 shares were issued to our independent directors in accordance with their respective director agreements for serving as directors, valued at an average price of approximately $0.25 per share for a total value of $40,000, for services rendered. 2,000,000 shares reserved for future issuance to two executive officers pursuant to their employment contracts, were issued in 2008.

b) Share-based Compensation

The Company has in place a stock-based compensation plan to reward for services rendered by officers, directors, employees and consultants. On July 17, 2006, the Company amended this stock plan. The Company has reserved 75,000,000 shares of common stock of its unissued share capital for the stock plan. Other limitations are as follows:

(i)	No more than an aggregate of 37,500,000 shares can be granted for the purchase of restricted common shares during the term of the stock plan (2 million shares issued under the plan up to December 31, 2008);
(ii)	The maximum number of shares of common stock with respect to which options may be granted to any one person during any fiscal year of the Company may not exceed 8,000,000 shares; and
(iii)	The maximum number of restricted shares that may be granted to any one person during any fiscal year of the company may not exceed 5,000,000 common shares.

Total stock options outstanding at December 31, 2008 were 52,084,522 of which 37,422,444 of these options were vested at December 31, 2008.

Stock option transactions to the employees, directors, advisory board members and consultants are summarized as follows for the year ended December 31, 2008:

Stock Options Outstanding	2008
Beginning of the Year	51,354,656
Granted	2,542,458
Exercised	(320,350)
Forfeited	(1,492,242)
Outstanding end of the period	52,084,522
Options exercisable at the end of the period	37,422,444

The above table includes options issued as of December 31, 2008 as follows:

i).	A total of 12,537,500 non-qualified 5 – 10 year options have been issued by Thorium Power, Ltd., and are outstanding, to advisory board members at exercise prices of $0.25 to $0.64 per share.
ii).	A total of 32,451,420 2 – 10 year options have been issued to directors, officers and employees of the Company and are outstanding, at exercise prices of $0.156 to $0.795 per share. From this total, 12,629,505 options are outstanding to the Chief Executive Officer who is also a director, with remaining contractual lives of .5 months – 8.9 years. All other options issued have a remaining contractual life ranging from .96 years to 9.6 years.

THORIUM POWER, LTD.
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9. Stockholders’ Equity  – (continued)

iii).	A total of 7,095,602 non-qualified 3 – 10 year options have been issued and are outstanding to consultants of the Company, at exercise prices of $0.16 to $0.5 per share.

The following table provides certain information with respect to the above-referenced stock options that are outstanding and exercisable at December 31, 2008:

	Stock Options Outstanding		Stock Options Vested
Exercise Prices	Weighted Average Remaining Contractual Life – Years	Number of Awards	Number of Awards	Weighted Average Exercise Price
$0.16 – $0.29	4.2	18,221,029	14,314,454	$0.19
$0.30 – $0.44	7.4	7,261,313	4,188,875	$0.35
$0.445 – $0.63	5.3	17,402,180	11,819,115	$0.47
$0.64 – $0.80	7.2	9,200,000	7,100,000	$0.76
Total	5.5	52,084,522	37,422,444	$0.40

The aggregate intrinsic value of stock options outstanding at December 31, 2008 was $0 of which $0 related to vested awards. Intrinsic value is calculated based on the difference between the exercise price of the underlying awards and the quoted price of our common stock as of the reporting date ($0.14 per share as of December 31, 2008)

Assumptions used in the Black Scholes option-pricing model for the years ended December 31, 2008 and 2007 were as follows:

Average risk – free interest rate	2.59% – 5.24%
Average expected life	3 – 10 years
Expected volatility	96% – 127%
Expected dividends	0%

During the years ended December 31, 2008 and 2007, $6,506,492 and $4,745,098 respectively, was recorded as stock-based compensation expense in the statement of operations (this total amount of stock based compensation for the year ended December 31, 2008, included stock based compensation in the amount of $856,657 to employees and others providing revenue generating services, that was presented in the financial statements as cost of consulting services). The result of all the above stock option grants that occurred after January 1, 2006 for Thorium Power Inc and stock option grants for Thorium Power Ltd that were recorded in the statement of operations totaled $6,138,220 and $3,991,317 for the years ended December 31, 2008 and 2007 respectively (non-deductible for tax purposes, may provide a tax deduction for the Company when exercised).

Stock compensation to two executive officers totaled $590,000, as a one-time stock grant pursuant to employment agreements that they entered into in 2007, was recorded to deferred stock compensation (total 2 million shares were reserved for future issuance in September 2007). The Company will issue additional shares of common stock of 127,626, which was granted in May 2008 to 3 employees that resulted in $36,373 of deferred stock compensation, and 356,429 shares granted to 8 employees in August 2008, that resulted in $78,414 of deferred stock compensation. The amortization of deferred stock compensation, recorded as stock based compensation for the years ended December 31, 2008 and 2007 was $368,272 and $110,556, respectively. The remaining stock-based compensation was issued to two directors, as mentioned above, which resulted in recording $40,000 of director fees.

THORIUM POWER, LTD.
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9. Stockholders’ Equity  – (continued)

c). Warrants

There no warrants outstanding as of December 31, 2008.

d). Common Stock reserved for Future Issuance

Common stock reserved for future issuance consists of:

	Shares of Common Stock	Stock Purchase Warrants	Amount
Stock-based Compensation	484,055	0	$114,787

10. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting and the amounts recognized for income tax purposes. The significant components of deferred tax assets (at a 40% effective tax rate) as of December 31, 2008 and 2007 respectively, are as follows:

	Total Amount		Deferred Tax Asset Amount
Deferred Tax Assets	2008	2007	2008	2007
Capitalized start up costs	$7,125,807.00	—	$2,850,323.00	—
Stock-based compensation	12,775,215.00	$6,636,995.00	5,110,086.00	$2,654,798.00
Approximate net operating loss carryforward	10,000,000.00	12,100,000.00	4,000,000.00	4,840,000.00
Less: valuation allowance	(29,901,022.00)	(18,736,995.00)	(11,960,409.00)	(7,494,798.00)
	$—	$—	$—	$—

The Company has net operating loss carry forward for federal and state tax purposes with substantially all of the net operating losses expected to expire unused or not be available to offset future taxable income, due to the Internal Revenue Code Section 382 limitation for the ownership change that occurred on October 6, 2006. As a result, the amount of the deferred tax assets considered realizable was reduced 100% by a valuation allowance. In 2009, the company will compute the actual Internal Revenue Code Section 382 limitation which is anticipated to offset the estimated taxable income in 2008 of $1.3 million and will change the reported net operating loss carry forward estimated at $10,000,000 above, and the valuation allowance shown above. The net operating loss carryforward does include approximately $1.4 million that represents operating loss carryforwards generated subsequent to October 6, 2006, and are therefore not subject to any Section 382 limitation. The Company has no other deferred tax assets or liabilities. The change in the valuation allowance was $4,465,611 for the year ended December 31, 2008.

The company will file a consolidated tax return in 2008 with its subsidiaries.

The company had paid income taxes in the amount of $31,939 as many of the company’s operating expenses in its 2007 and 2006 tax years were classified under the internal revenue code as capitalized start-up costs which were not deductible for tax purposes, and the company had interest income that was taxable for tax purposes. The Company filed a refund claim to the IRS in 2008 for these federal taxes paid and received its refund in 2008. The remaining income tax expense represents the income taxes paid that were not refunded.

THORIUM POWER, LTD.
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11. Research Agreement

On September 15, 2008, Thorium Power, Inc. (“TPI”), a wholly-owned subsidiary of the Company, entered into an agreement for post-irradiation examination of experimental fuel element (the “Agreement”) with the Russian Research Centre “Kurchatov Institute” (“Kurchatov”). Under the Agreement, Kurchatov agreed to perform post-irradiation examination of an irradiated uranium-zirconium seed fuel sample using non-destructive and destructive methods. Pursuant to the Agreement, TPI is obligated to pay to Kurchatov a total of approximately $138,000, and Kurchatov is obligated to transfer to TPI the worldwide rights in all of the post-irradiation examination data generated in the course of performance by Kurchatov of work under the Agreement. Kurchatov agrees not to use, in any manner, the work product associated with such post-irradiation examination work or exercise any rights associated therewith without the written consent of TPI. Further, Kurchatov is obligated to provide to TPI and its affiliates specified information and documentation for audit purposes, and to obtain any and all permits from Russian governmental entities which may be required in order for Kurchatov to perform under the Agreement. In addition to this agreement, there are consulting agreements with several consultants working on various projects for the company, which total approximately $20,000 per month.

12. Commitments and Contingencies

Commitments and Contractual Obligations

The Company has employment agreements with its executive officers and some consultants, the terms of which expire at various times. Such agreements provide for minimum compensation levels, as well as incentive bonuses that are payable if specified management goals are attained. Under each of the agreements, in the event the officer’s employment is terminated (other than voluntarily by the officer or by the Company for cause, or upon the death of the officer), the Company, if all provisions of the employment agreements are met, is committed to pay certain benefits, including specified monthly severance.

The Company moved from its prior office facility and has entered into an agreement to lease new office space, under the terms of a sublease with a term of 65 months commencing August 1, 2008. Under the terms of the sublease, the lease payments are inclusive of pass-through costs, which include real estate taxes and standard operating expenses. As of December 31, 2008, the Company has paid the security deposit related to this sublease agreement in the amount of $120,486. The Company pays monthly rental fees in the amount of $40,162 in the first year of the sublease agreement, and payments increase by a factor of 4% each year thereafter. The Company may terminate this agreement by providing 60 days notice to the Sublessor. Total rent expense for the year ended December 31, 2008 was $459,411. The monthly straight-line rental expense from August 1, 2008 to December 1, 2013 is $45,189. As a result of the straight-line rent calculation generated by the one free rent period and rent escalation, the Company has a deferred rent credit at December 31, 2008 of $56,379.

Future estimated rental payments under our operating leases are as follows:

Total
Year Ending – December 31, 2009	$561,640
Year Ending – December 31, 2010	536,467
Year Ending – December 31, 2011	564,109
Year Ending – December 31, 2012	586,136
Year Ending – December 31, 2013	609,016
Total Minimum lease payments	$2,857,368

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

THORIUM POWER, LTD.
Date: March 26, 2009	By: /s/ Seth Grae Seth Grae Chief Executive Officer, President and Director

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