Form 10-Q
period 2009-03-31
Thorium Power, Ltd
filed 2009-05-12
CIK 1084554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File Number: 000-28543

THORIUM POWER, LTD.
 (Exact name of registrant as specified in its charter)

Nevada	91-1975651
(State or other jurisdiction of	(I.R.S. Empl. Ident. No.)
incorporation or organization)

1600 Tyson’s Boulevard, Suite 550
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
Yes   ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐  No  ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of March 31, 2009 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	301,841,722

Transitional Small Business Disclosure Format (check one):  Yes   ☐  No  ☒

ITEM 1.     FINANCIAL STATEMENTS

THORIUM POWER, LTD.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009 AND 2008

Thorium Power Ltd.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$4,375,361	$5,580,244
Restricted cash	650,000	650,000
Accounts receivable - project revenue and reimbursable project costs	4,319,212	5,357,804
Prepaid expenses & other current assets	797,097	394,315
Total Current Assets	10,141,670	11,982,363

Property Plant and Equipment -net	102,117	108,121

Other Assets
Patent costs - net	234,277	217,875
Security deposits	122,825	138,418
Total Other Assets	357,102	356,293

Total Assets	$10,600,889	$12,446,777

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$3,542,581	$5,138,979

Total Liabilities	3,542,581	5,138,979

Commitments and contingencies (note 10)

Stockholders' Equity

Preferred stock, $0.001 par value, 50,000,000 authorized shares, no shares issued and outstanding	-	-

Common stock, $0.001par value, 500,000,000 authorized, 301,841,722 shares issued and outstanding at March 31, 2009 and 301,493,084 issued and outstanding at December 31, 2008	301,842	301,493
Additional paid in capital - stock and stock equivalents	49,902,488	48,607,451
Deficit	(43,012,435)	(41,489,974)

Common stock reserved for issuance, 152,174 shares and 484,055 shares at March 31, 2009 and December 31, 2008, respectively	35,000	114,787
Deferred stock compensation	(168,587)	(225,959)
Total Stockholders' Equity	7,058,308	7,307,798

Total Liabilities and Stockholders' Equity	$10,600,889	$12,446,777

The accompanying notes are an integral part of these condensed consolidated financial statements

Thorium Power Ltd.
Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Revenue:

Consulting Revenue	$2,944,053	$3,815,125

Cost of Consulting Services Provided	1,748,518	1,648,004

Gross Margin	1,195,535	2,167,121

Operating Expenses
General and administrative	1,037,495	1,260,186
Research and development expenses	453,805	389,521
Stock-based compensation	1,225,186	1,363,803
Total Operating Expenses	2,716,486	3,013,510

Operating Loss	(1,520,951)	(846,389)

Other Income and (Expenses)
Interest income	3,028	89,282
Other income and expenses	(4,538)	0
Total Other Income and Expenses	(1,510)	89,282

Net Loss before Income Taxes	(1,522,461)	(757,107)

Income taxes	0	30,828

Net Loss	(1,522,461)	(787,935)

Other Comprehensive Income (Loss)
Unrealized loss on marketable securities	0	(131,723)

Total Comprehensive Loss	$(1,522,461)	$(919,658)

Net Loss Per Common Share, Basic and diluted	$(0.01)	$(0.00)
Weighted Average Number of Shares Outstanding For The Period Used To Compute Per Share Data	301,667,403	299,064,014

The accompanying notes are an integral part of these condensed consolidated financial statements

Thorium Power Ltd.
Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	March 31,
	2009	2008
Operating Activities:
Net Loss	$(1,522,461)	$(787,935)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock based compensation	1,272,971	1,363,803
Depreciation and amortization	6,004	3,011
Loss on marketable securities - available for sale	0	(131,723)
Changes in non-cash operating working capital items:
Accounts receivable - fees and reimbursable project costs	1,038,592	0
Prepaid expenses and other current assets	(387,189)	(28,123)
Accounts payable, accrued liabilities and other current liabilities	(1,596,398)	(190,541)
Deferred revenue	0	(3,793,125)
Deferred project costs - net	0	319,902
Net Cash Used In Operating Activities	(1,188,481)	(3,244,731)

Investing Activities:
Patent costs	(16,402)	0
Net Cash Used In Investing Activities	(16,402)	0

Financing Activities:
Proceeds from issue of common shares	0	49,975
Payments on notes payable and other	0	(10,433)
Net Cash Used In Financing Activities	0	39,542

Net Decrease In Cash and Cash Equivalents	(1,204,883)	(3,205,189)

Cash and Cash Equivalents, Beginning of Period	5,580,244	7,910,766

Cash and Cash Equivalents, End of Period	$4,375,361	$4,705,577

Supplemental Disclosure of Cash Flow Information
Cash paid during the year:
Interest paid	$0	$183
Income taxes paid	$266,000	$30,828

The accompanying notes are an integral part of these condensed consolidated financial statements

Thorium Power Ltd.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Three Months Ended March 31, 2009 (Unaudited) and Year Ended December 31, 2008

	Common Stock		Additional		Stock Committed	Accumulated	Deferred	Treasury Stock		Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Future Issuance	Comprehensive Income	Stock Compensation	Shares	Amount	Equity

Balance - December 31, 2007	299,014,182	$299,014	$41,791,735	$(38,630,572)	$590,000	$30,143	$(479,445)	0	$0	$3,600,875
Unrealized loss on marketable securities						(30,143)				(30,143)
Exercise of stock options	320,350	320	49,655							49,975
Stock option expense			6,138,220							6,138,220
Stock based compensation	158,552	159	39,841		114,787		(114,787)			40,000
Amortization of deferred stock compensation costs							368,273			368,273
Shares issued	2,000,000	2,000	588,000		(590,000)					0
Net loss for the year				(2,859,402)						(2,859,402)
Balance - December 31, 2008	301,493,084	$301,493	$48,607,451	$(41,489,974)	$114,787	$0	$(225,959)	0	$0	$7,307,798
Stock based compensation			1,210,391		35,000		(35,000)			1,210,391
Amortization of deferred stock compensation costs							62,580			62,580
Net loss for the period				(1,522,461)						(1,522,461)
Shares issued	348,638	349	84,646		(114,787)		29,792			0
Balance - March 31, 2009	301,841,722	$301,842	$49,902,488	$(43,012,435)	$35,000	$0	$(168,587)	0	$0	$7,058,308

The accompanying notes are an integral part of these condensed consolidated financial statements

Thorium Power Ltd.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Month Periods Ended March 31, 2009 and 2008

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulation and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2008, included in our Annual Report on Form 10-K for the year ended December 31, 2008. Certain prior period amounts have been reclassified to conform to the current period presentation.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month period have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.  When used in these notes, the terms "Company," "we," "us" or "our" means Thorium Power Ltd. and all entities included in our consolidated financial statements.

Nature of operations

Radkowsky Thorium Power Corp., incorporated in the state of Delaware on January 8, 1992 (“Inception”), changed its name to Thorium Power, Inc. in Apri1 2001. On February 14, 2006, Novastar Resources Ltd. (“Novastar”), now called Thorium Power Ltd., entered into an Agreement and merged on October 6, 2006 with Thorium Power, Inc. We are engaged in two business segments.

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

Our business model expanded in 2007 and our second business segment is providing consulting and strategic advisory services to companies and governments planning to create or expand electricity generation capabilities using nuclear power plants. We have to date secured four contracts with successively larger values for consulting and strategic advisory services in the United Arab Emirates (“UAE”). On August 1, 2008, we signed separate consulting services agreements with two government entities to be formed by Abu Dhabi. Under these two new agreements, we are to provide consulting and strategic advisory services over a contract term of five years starting from June 23, 2008, with automatic renewals of these contracts for one year periods. We entered into a next phase follow-on agreement in March 2009 to continue our consulting services under the ENEC agreement for 2009.

Thorium Power Ltd.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Month Periods Ended March 31, 2009 and 2008

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

Significant Estimates

These consolidated financial statements include some amounts that are based on management's best estimates and judgments. The most significant estimates relate to valuation of stock grants and stock options, the net operating loss carry-forward, the valuation allowance for deferred taxes and various contingent liabilities. It is reasonably possible that these above-mentioned estimates and others may be adjusted as more current information becomes available, and any adjustment could be significant in future reporting periods.

c) Revenue Recognition

Consulting Business Segment

Revenue—at the present time we are deriving all of our revenue from our consulting and strategic advisory services business segment, by offering services to foreign governments planning to create or expand electricity generation capabilities using nuclear power plants. Our fee structure for each client engagement is dependent on a number of variables, including the size of the client, the complexity, the level of the opportunity for us to improve the client’s electrical generation capabilities using nuclear power plants, and other factors. The accounting policy we use to recognize revenue depends on the terms of the specific contract. All of our consulting contracts mentioned below are with the Executive Affairs Authority (“EAA”) of Abu Dhabi, one of the member Emirates of the UAE, and the related entities to be formed: Emirates Nuclear Energy Corporation (“ENEC”) and Federal Authority for Nuclear Regulation (“FANR”). All of the Company's revenues recognized for the first quarter of 2009 were recognized on a time and material basis. All of the Company's revenues recognized for the first quarter of 2008 were recognized under the completed performance model of revenue recognition for our first consulting project with EAA (Road Map).

Thorium Power Ltd.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Month Periods Ended March 31, 2009 and 2008

Technology Business Segment

Once the company's thorium-based nuclear fuel designs have advanced to a commercially usable stage, the company will seek to license our technology to major government contractors or nuclear companies, working for the US and other governments. We expect that our revenue from license fees will be recognized on a straight-line basis over the expected period of the related license term.

d) Stock-Based Compensation
We account for stock-based awards under SFAS No. 123(R), which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of our common stock. Such value is recognized as expense over the service period, net of estimated forfeitures.

e) Earnings per Share
Basic earnings per share are calculated using our weighted-average outstanding common shares. Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method.

f) Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, FSP No. 157-2 delayed the effective date of SFAS No. 157 one year for all nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. Those assets and liabilities measured at fair value under SFAS No. 157 in Q1 2008 did not have a material impact on our consolidated financial statements. The adoption of FSP 157-2 for nonfinancial assets and liabilities in Q1 2009 did not have any impact on our consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. We adopted FSP No. 142-3 as of January 1, 2009. Adoption did not have any material impact on our consolidated financial statements.

g) Contingent Liabilities

Liabilities for accrued expenses and loss contingencies arising from various claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. When facts and circumstances show that in a particular reporting period it is no longer probable that a contingent liability previously reported will not be paid, those accrued liabilities are adjusted in that period or are no longer recorded on the balance sheet.

Thorium Power Ltd.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Month Periods Ended March 31, 2009 and 2008

2. FINANCIAL STATUS OF THE COMPANY

The company is currently executing its strategic plan for 2009 and is working on determining its future cash needs. Management anticipates, based on its current working capital and projected working capital requirements, that it will have enough working capital funds to sustain its current operations at its current operating level until sometime in 2010. In support of the Company’s longer-term business plan, the Company will need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity to finance its research and development expenditures. The Company may also need to raise additional capital sooner to support its overhead operation if the consulting and strategic advisory services business becomes non-sustaining. Currently, the Company is restructuring its operations and working on revenue opportunities with the overall goal of increasing the company’s profitability and cash flow. The Company expects to meet all of its financial commitments and operating needs for 2009.

3.  CONSULTING REVENUES

ENEC and FANR Projects

Substantially all of the Company’s revenue earned in the amount of approximately $2.9 million for the first quarter of 2009, has been derived from the two consulting contracts we entered into in August 2008, for consulting services to be rendered for future periods. We entered into a next phase follow-on agreement in March 2009 to continue our consulting services under the ENEC agreement for 2009. We will continue to provide strategic advisory services to the EAA of Abu Dhabi and to both the ENEC and FANR entities during the five year term of these consulting agreements. Under these agreements, revenue will be recognized on a time and material basis. We periodically discuss our consulting work with the EAA of Abu Dhabi, who will review the work we perform, and our reimbursable travel expenses, prior to the date of our monthly invoicing for services and expenses.

Travel costs and other reimbursable costs under these contracts are reported in the accompanying statements of operations as both revenue and cost of consulting services provided and totaled $334,577 for the three months ended March 31, 2009. The total accounts receivable as of March 31, 2009 was $4,319,212. Included in this total are travel and other reimbursable expenses charged in the amount of $1,409,701 at March 31, 2009. The remaining amount of accounts receivable of $2,909,511 represents consulting fees due for the work performed for both the ENEC and FANR projects, mentioned above, ($1,069,366 of which was unbilled fees at March 31, 2009).

Road Map Project

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

4. BUSINESS SEGMENTS

The Company has two principal operating segments, which are (1) technology and (2) consulting. These operating segments were determined based on the nature of the operations and the services offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker, in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer, chief operating officer and chief financial officer have been identified as the chief operating decision makers. The Company’s chief operating decision makers direct the allocation of resources to operating segments based on the profitability, the cash flows, and the business plans of each respective segment.

Thorium Power Ltd.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Month Periods Ended March 31, 2009 and 2008

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The following tables show the operations of the Company’s reportable segments for the three months ended March 31, 2009 and 2008.

March 31, 2009	Consulting	Technology	Corporate and Eliminations	Total
Revenue	$2,944,053	$-	$-	$2,944,053

Segment Profit (Loss)- Before Tax	$1,195,535	$(453,805)	$(2,264,191)	$(1,522,461)

Total Assets	$4,319,212	$234,277	$6,047,400	$10,600,889

Property Additions	$-	$-	$-	$-

Interest Expense	$-	$-	$-	$-

Depreciation	$-	$-	$6,004	$6,004

March 31, 2008	Consulting	Technology	Corporate and Eliminations	Total
Revenue	$3,815,125	$-	$-	$3,815,125

Segment Profit (Loss)- Before Tax	$2,167,121	$(389,521)	$(2,534,707)	$(757,107)

Total Assets	$51,729	$217,875	$6,964,374	$7,233,978

Property Additions	$-	$-	$-	$-

Interest Expense	$-	$-	$183	$183

Depreciation	$-	$-	$3,010	$3,010

Thorium Power Ltd.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Month Periods Ended March 31, 2009 and 2008

5. RESEARCH AND DEVELOPMENT COSTS

Research and development costs, included in the statement of operations amounted to $453,805 and $389,521 for the three months ended March 31, 2009 and 2008, respectively. Total cumulative expense has amounted to $6,702,711 from January 8, 1992 (date of inception of Thorium Power, Inc.) to March 31, 2009. In 2008, research and development costs were presented separately in the statement of operations in the amount of $130,661 which did not include certain general and administrative and stock based expenses totaling $258,860, and which are appropriately identified as research and development costs in the segment reports and reclassified in the statement of operations for the three months ended March 31, 2008.

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following	2009	2008
Trade Payables	$441,193	$2,474,564
Accrued Expenses	1,423,245	801,082
Accrued Payroll	1,678,143	1,863,333

	$3,542,581	$5,138,979

7.  STOCKHOLDERS' EQUITY

Total common stock outstanding at March 31, 2009 was 301,841,722. At March 31, 2009, there were 152,174 shares reserved for future issuance and 54,125,893 stock options outstanding, all totaling 356,119,789 of total stock and stock equivalents outstanding at March 31, 2009.

a) Share-based Compensation

The Company has in place a stock-based compensation plan to reward for services rendered by officers, directors, employees and consultants. On July 17, 2006, the Company amended this stock plan. The Company has reserved 75,000,000 shares of common stock of its unissued share capital for the stock plan. Other limitations are as follows:

(i)	No more than an aggregate of 37,500,000 shares can be granted for the purchase of restricted common shares during the term of the stock plan;

(ii)	The maximum number of shares of common stock with respect to which options may be granted to any one person during any fiscal year of the Company may not exceed 8,000,000 shares; and

(iii)	The maximum number of restricted shares that may be granted to any one person during any fiscal year of the company may not exceed 5,000,000 common shares.

Total stock options outstanding at March 31, 2009 were 54,125,893 of which 37,081,247 of these options were vested at March 31, 2009.

Thorium Power Ltd.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Month Periods Ended March 31, 2009 and 2008

Stock option transactions to the employees, directors, advisory board members and consultants are summarized as follows for the three months ended March 31, 2009:

Stock Options Outstanding	2009

Beginning of the Year	52,084,522
Granted	5,500,000
Exercised	—
Forfeited	(1,972,217)
Expired	(1,486,412)
End of Period	54,125,893

Options exercisable	37,081,247

The following table provides certain information with respect to the above-referenced stock options that are outstanding and exercisable at March 31, 2009:

	Stock Options Outstanding		Stock Options Vested
Exercise Prices	Weighted	Number of	Number of	Weighted
	Average	Awards	Awards	Average
	Remaining			Exercise Price
	Contractual Life
	- Years
$0.16 - $0.29	5.082	23,314,779	14,814,808	$0.18
$0.30 - $0.44	6.915	5,695,346	3,104,300	$0.35

$0.445-$0.63	5.471	15,915,768	11,612,139	$0.47
$0.64-$0.80	6.402	9,200,000	7,550,000	$0.76

Total	5.614	54,125,893	37,081,247	$0.39

The aggregate intrinsic value of stock options outstanding at March 31, 2009 was $1,167,582 of which $752,708 related to vested awards. Intrinsic value is calculated based on the difference between the exercise price of the underlying awards and the quoted price of our common stock as of the reporting date ($0.225 per share as of March 31, 2009)

Thorium Power Ltd.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Month Periods Ended March 31, 2009 and 2008

Assumptions used in the Black Scholes option-pricing model for the three months ended March 31, 2009 and 2008 were as follows:

	Three months ended
	3/31/2009	3/31/2008
Average risk-free interest rate	2.56%	2.59%
Average expected life	10 years	10 years
Expected volatility	97.62%	114.51%
Expected dividends	0%	0%

During the three months ended March 31, 2009 and 2008, $1,272,971 and $1,363,803 respectively, was recorded as stock-based compensation expense in the statement of operations (this total amount of stock based compensation for the three months ended March 31, 2009, included stock based compensation in the amount of $12,785 to employees and others providing revenue generating services, that was presented in the financial statements as cost of consulting services, $1,225,186 to employees shown as general and administrative expenses and $35,000 to the Board of Directors and strategic advisory council).

Stock compensation to two executive officers totaled $590,000, as a one-time stock grant pursuant to employment agreements that they entered into in 2007, was recorded to deferred stock compensation (total 2 million shares were issued in September 2007). The vesting of 1 million of these shares was accelerated upon the termination of one of these executive officers in November 2008. The Company also issued additional shares of common stock of 127,626, which was granted in May 2008 to 3 employees that resulted in $36,373 of deferred stock compensation, and 356,429 shares granted to 8 employees in August 2008, that resulted in $78,414 of deferred stock compensation (of which $29,792 was forfeited in January 2009). The amortization of deferred stock compensation, recorded as stock based compensation for the three months ended March 31, 2009 and 2008 was $27,580 and $49,167, respectively. The remaining stock-based compensation was issued to two directors and four Strategic Advisory Council (“SAC”) members , as mentioned above, which resulted in recording $10,000 of director fees and $25,000 in SAC fees respectively in the three months ended March 2009, and $10,000 in directors fees for the three months ended March 2008.

b) Warrants

There no warrants outstanding as of March 31, 2009.

c) Common Stock reserved for Future Issuance

Common stock reserved for future issuance consists of

	Shares of	Stock
	Common	Purchase
	Stock	Warrants	Amount
Stock-based Compensation	152,174	0	$35,000

Thorium Power Ltd.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Month Periods Ended March 31, 2009 and 2008

8. INCOME TAXES

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes we make a cumulative adjustment. The 2009 and 2008 annual effective tax rate is estimated to be at the 35% U.S. federal statutory rate.

As of March 31, 2009 and December 31, 2008, there were no tax contingencies recorded.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting and the amounts recognized for income tax purposes. The significant components of deferred tax assets (at a 40% effective tax rate) as of March 31, 2009 and December 31, 2008 respectively, are as follows:

Deferred Tax Assets	Total Amount		Deferred Tax Asset Amount
	2009	2008	2009	2008

Capitalized start up costs	$7,125,807	$7,125,807	$2,850,323	$2,850,323
Stock-based compensation	14,048,186	12,775,215	5,619,274	5,110,086
Approximate net operating loss carryforward	10,000,000	10,000,000	4,000,000	4,000,000
Less: valuation allowance	(31,173,993)	(29,901,022)	(12,469,597)	(11,960,409)

	$-	$-	$-	$-

The Company has a net operating loss carry forward for federal and state tax purposes with substantially all of the net operating losses presently expected to expire unused or not be available to offset future taxable income. As a result, the amount of the deferred tax assets considered realizable was reduced 100% by a valuation allowance. In 2009, the company will compute the actual Internal Revenue Code Section 382 limitation which will change the reported net operating loss carry forward estimated at $10,000,000 above, and the valuation allowance shown above. The net operating loss carryforward does include approximately $1.4 million that represents operating loss carryforwards generated subsequent to October 6, 2006, and are therefore not subject to any Section 382 limitation. The Company has no other deferred tax assets or liabilities. The change in the valuation allowance was $509,188 for the three months ended March 31, 2009.

The company will file a consolidated tax return with its subsidiaries.

The company had paid in 2009 income taxes in the amount of $266,000 in estimates for its 2008 corporate taxes, but it expects to receive substantially all or most, not both of this amount back from the Internal Revenue Service when the corporate tax returns are filed. Many of the company’s operating expenses in its 2007 and 2006 tax years were classified under the internal revenue code as capitalized start-up costs which were not deductible for tax purposes, and the company had interest income that was taxable for tax purposes. The Company filed a refund claim to the IRS in 2008 for these federal taxes paid and received its refund in 2008. The remaining income tax expense for the three months ended March 31, 2008 represents the income taxes paid that were not refunded.

Thorium Power Ltd.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Month Periods Ended March 31, 2009 and 2008

9.  RESEARCH AGREEMENT

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

10.  COMMITMENTS AND CONTINGENCIES

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

The Company moved from its prior office facility and has entered into an agreement to lease new office space, under the terms of a sublease with a term of 65 months commencing August 1, 2008. Under the terms of the sublease, the lease payments are inclusive of pass-through costs, which include real estate taxes and standard operating expenses. As of December 31, 2008, the Company has paid the security deposit related to this sublease agreement in the amount of $120,486. The Company pays monthly rental fees in the amount of $40,162 in the first year of the sublease agreement, and payments increase by a factor of 4% each year thereafter. The Company may terminate this agreement by providing 60 days notice to the Sublessor. The monthly straight-line rental expense from August 1, 2008 to December 1, 2013 is $45,189.  As a result of the straight-line rent calculation generated by the one free rent period and rent escalation, the Company has a deferred rent credit at March 31, 2009 of $66,127.

Future estimated rental payments under our operating leases are as follows:

Total
Year Ending - December 31, 2009	$561,640
Year Ending - December 31, 2010	563,467
Year Ending - December 31, 2011	564,109
Year Ending - December 31, 2012	586,136
Year Ending - December 31, 2013	609,016
Total Minimum lease payments	$2,807,368

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR  PLAN OF OPERATION.

The following discussion should be read in conjunction with our financial statements, together with the notes to those statements, included elsewhere in this report. The following discussion contains forward-looking statements that involve risks, uncertainties, and assumptions such as statements of our plans, objectives, expectations, and intentions. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events. For additional information, see Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” of our 2008 Annual Report on Form 10-K.

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

Business Segments and Periods Presented

We have provided a discussion of our results of operations on a consolidated basis and have also provided certain detailed segment information for each of our business segments below for the three months ended March 31, 2009 and 2008, in order to provide a meaningful discussion of our business segments. We have organized our operations into two principal segments: Consulting and Technology. We present our segment information along the same lines that our chief executive reviews our operating results in assessing performance and allocating resources.

	Consulting		Technology		Corporate and Eliminations		Total
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2009	2008	2009	2008	2009	2008	2009	2008
Revenue	$2,944,053	$3,815,125	$-	$-	$-	$-	$2,944,053	$3,815,125

Segment Profit (Loss)- Before Tax	1,195,535	2,167,121	(453,805)	(389,521)	(2,264,191)	(2,534,707)	(1,522,461)	(757,107)

Total Assets	4,319,212	51,729	234,277	217,875	6,047,400	6,964,374	10,600,889	7,233,978

Property Additions	-	-	-	-	-	-	-	-

Interest Expense	-	-	-	-	-	183	-	183

Depreciation	$-	$-	$—	$-	$6,004	$3,010	$6,004	$3,010

Consulting and Strategic Advisory Services Business

At the present time, all of our revenue for the three months ended March 31, 2009, is derived from our consulting and strategic advisory services business segment, by offering services to foreign governments planning to create or expand electricity generation capabilities using nuclear power plants benefiting from thorium-based or other nuclear fuels. The fee type and structure that we offer for each client engagement is dependent on a number of variables, including the complexity, the level of the opportunity for us to improve the client’s electricity generation capabilities using nuclear power plants, and other factors. Substantially all of the Company’s revenues totaling $2,944,053 for the three months ended March 31, 2009, have been derived from the our continuing work under the August 1, 2008 Agreements, with the EAA, and upon formation, with and the related entities to be formed: Emirates Nuclear Energy Corporation (“ENEC”) and Federal Authority for Nuclear Regulation (“FANR”). We entered into a next phase follow-on agreement in March 2009 to continue our consulting services under the ENEC agreement for 2009. The cost of consulting services provided was $1,748,518 for the three months ended March 31, 2009, which consists primarily of direct labor consulting expenses and other labor support costs incurred. Some indirect corporate overhead expenses incurred were not allocated to the consulting and strategic advisory services business segment, and are reported above in the business segment information chart as corporate overhead costs in the above segment reporting financial table.

Technology Business

Over the next 12 to 18 months we expect to incur approximately up to $5 – $6 million in research and development expenses related to the development of our proprietary nuclear fuel designs. We expect to incur these expenses after we have entered into formal agreements with Russian nuclear entities that will grant us licensing and other rights to use such technologies or intellectual property developed by the Russian entities. Any such agreement would require formal review and approval by the Russian State Atomic Energy Corporation (RosAtom). We have spent approximately $453,805 for research and development so far in 2009, and a cumulative amount from the date of our inception (January 8, 1992, date of inception of Thorium Power Inc.) to March 31, 2009 of $6.7 million. We have established an office in Moscow and leased office space to support our research and development activities in Russia, as of May 1, 2008.

Over the next several years, we expect that our research and development activities will increase and will be primarily focused on testing and demonstration of our fuel technology for VVER-1000 reactors. The main objective of this research and development phase is to prepare for full-scale demonstration of our nuclear fuel technology in an operating commercial VVER-1000 reactor in Russia. Key research and development activities will include: (1) Scaling up the fuel fabrication process to full length (10 feet) rods used in commercial VVER-1000 reactors, (2) Validating thermal hydraulic performance of full size (10 feet) seed and blanket fuel assembly, (3) Performing post-irradiation examination of fuel samples that have been irradiated in ampoules in the IR-8 research reactor and conducting loop irradiation testing, and (4) Obtaining final regulatory approvals for insertion of fuel in VVER-1000 commercial reactors. As this research and development program relates to commercial applications of our fuel technology, and retaining ownership or control over as much key intellectual property as we possibly can is critical to the long-term success of our licensing business model, our plan is to fully fund these research and development activities ourselves. At the same time, we do not currently plan to fund research, testing and demonstration of our thorium/weapons-grade plutonium disposing fuel, which can only be used in the U.S.-Russia government-to-government weapons-grade plutonium disposition program and has no commercial applications. Hence, funding for any future research and development activities on this fuel design would have to be provided by the U.S. government or other stakeholders.

Financial Status

At March 31, 2009, our total assets were approximately $10,600,889 and total liabilities as of March 31, 2009, were approximately $3,542,581. For the three months ended March 31, 2009, from the results of operations from our consulting business segment, we have essentially maintained our working capital surplus at December 31, 2008, which was $6.8 million, to $6.6 million as of March 31, 2009. Accounts payable and accrued liabilities balance as of March 31, 2009 equaled $3.5 million, a decrease of approximately $1.6 million from December 31, 2008. These liabilities have decreased primarily due to the payment of prior year liabilities.

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

Consolidated Results of Operations

Comparison of the Three Months Ended March 31, 2009 to March 31, 2008

The following table summarizes certain aspects of the Company’s consolidated results of operations for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

	Three Months Ended
	March 31,		(Decrease)	(Decrease)
	2009	2008	Change $	Change %

Consulting Revenues	$2,944,053	$3,815,125	$(871,072)	-23%

Cost of services provided
Consulting expenses	$1,748,518	$1,648,004	$100,514	6%
% of total revenues	59%	43%

Gross profit	$1,195,535	$2,167,121	$(971,586)	-45%
% of total revenues	41%	57%

Operating Expenses
General and administrative	$1,037,495	$1,260,186	$(222,691)	-18%
% of total revenues	35%	33%
Research and development expenses	$453,805	$389,521	$64,284	17%
% of total revenues	15%	10%
Stock-based compensation	$1,225,186	$1,363,803	$(138,617)	-10%
% of total revenues	42%	36%
Total Operating Loss	$(1,520,951)	$(846,389)	$674,562	80%
% of total revenues	-52%	-22%
Other Income and (Expenses)
Interest income/expense, other	$(1,510)	$89,282	$(90,792)	-102%
% of total revenues	0%	2%

Net loss - before income taxes	$(1,522,461)	$(757,107)	$765,354	101%
% of total revenues	-52%	-20%

Revenues

The $2,944,053 of revenue for the three months ended March 31, 2009, was generated from our consulting and strategic advisory services business segment. This revenue earned was from the continuation of consulting work we performed, pursuant to the August 1, 2008 consulting contracts we signed with ENEC and FANR, mentioned above. We will continue in 2009 to provide consulting services under both of these agreements, following the successful work we performed in 2008 for the ENEC and FANR projects.

We entered into a next phase follow-on agreement in March 2009 to continue our consulting services under the ENEC agreement for 2009. We anticipate that revenue earned in 2009 from this follow-on agreement will be up to $7 million. We also anticipate entering into a follow-on consulting agreement in the near term for the FANR work as well, in an amount up to $10 million of revenue to be earned in 2009. Revenue earned under both these agreements in 2009 will be recognized on a time and material basis. The revenue to be earned and recognized under both of these agreements will depend upon the agreed upon work plans and time spent working on these projects, which can be more or less than the revenue amounts initially planned to be earned under these agreements. We also anticipate entering into other consulting and technology agreements that may generate revenue for us as well in 2009.

The $3,815,125 of revenue for the three months ended March 31, 2008 was earned from our Roadmap consulting project with the UAE, the first consulting project that we started working on during the fourth quarter of 2007. The revenue from this project was recognized on a completed performance model method, where revenue is usually recognized near the end of the contract, when substantially all of the project deliverables under the contract are completed and then approved by the customer.

Cost of Services Provided

The increase in the cost of services for the three months ended March 31, 2009 is due to expenses related to the consulting, professional, administrative and other costs allocated to the consulting projects, which were incurred to perform and support the work done for our consulting projects in Abu Dhabi.

Gross Margin

The 2009 gross margin is lower in 2009 versus 2008 because the advisory contracts changed from fixed price contracts to time and expense contracts.

General and Administrative Expenses

There was an 18 percent decrease in the general and administrative expenses (G&A) for three months ended March 31, 2009 as compared to the same period in 2008. The majority of this percentage decrease in G&A is due to an increase in the allocation of indirect costs to support our consulting and strategic advisory services business segment, which was allocated to cost of services provided, mentioned above. This decrease was partially offset by an increase in absolute dollars in Q1 2009 to (1) establish a human resources department to hire new consultants with the proper nuclear expertise for our consulting projects, (2) implement a new ERP accounting system to support the activities of our consulting projects and to strengthen our internal controls, (3) larger office space to accommodate the additional people working for our company in 2009 and (4) other consulting and general overhead costs. We incurred professional fees by engaging consulting firms to assist us (1) in establishing foreign branch offices in Abu Dhabi and Russia in 2009 and (2) establishing our Strategic Advisory Board which replaced our International Advisory Board. We expect our general and administrative expenses to increase in future periods due to the expansion of our consulting and strategic advisory services business segment and the hiring of new officers, employees and consultants to help further develop and support our consulting and strategic advisory services and technology business segments.

Research and Development Costs

The increase in research and development costs for the three months ended March 31, 2009 is due to the increase in the scope of work for our research and development activities in Russia. We expect that our research and development expenses will increase in the future periods.   Over the next 12 to 18 months we expect to incur approximately up to $5 – $6 million in research and development expenses related to the development of our proprietary nuclear fuel designs.

Stock-Based Compensation

The decrease in stock based compensation for the three months ended March 31, 2009, is due to certain long-term incentive stock options and stock that were granted in prior years under our stock plan to executives, directors, advisors and employees, which became fully vested in 2008. We anticipate that stock based incentives will be offered to attract new employees in 2009, due to our expansion to meet the demands of contracts with our current customer, and anticipated future business with new customers.

Other Income and Expense

The decrease in other income and expense for the three months ended March 31, 2009 is due to the decrease in interest income earned on our idle cash.

Liquidity and Capital Resources

As of March 31, 2009, we had a total of cash and cash equivalents of $4,375,361. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

	Cash Flow

	Three Months Ended
	March 31,
	2009	2008

Net cash used in operating activities	$(1,188,481)	$(3,244,731)
Net cash used in investing activities	$(16,402)	$0
Net cash provided by financing activities	$0	$39,542
Net cash outflow	$(1,204,883)	$(3,205,189)

Operating Activities

Net cash used in our operating activities decreased for the three months ended March 31, 2009, compared to the same period in 2008 by $2,056,250.  This decrease in funds used in our operating activities was primarily due to the increase in the collections of our accounts receivable in 2009 and the prepayment of consulting fees we received in 2007, for revenue we earned and recognized for the three months ended March 31, 2008. This decrease in the cash used in operating activities was partially offset by an increase in our cost of services provided to perform these contracts, which was paid to our employees and consultants in order to provide the necessary services related to these consulting projects. The other changes to the operating activities cash flows are mentioned above in the consolidated results of operations section regarding expenses incurred for general and administrative expenses mentioned above, and items mentioned in the other income and expense.

Investing Activities

Net cash used in our investing activities increased for the three months ended March 31, 2009 due to professional fees incurred for the filing of patent applications. These patent applications are filed for the new developments resulting from our research and development activities in our fuel technology.

Financing Activities

Net cash provided by our financing activities decreased for the three months ended March 31, 2009, compared to the same period in 2008 by $39,542. This decrease in the cash provided by financing activities was mainly attributable to a decrease in the proceeds from the issuance of stock, partially offset by a decrease in the payments of notes payable.

Management expects that the proceeds from our consulting agreements in 2009, as well as the expected proceeds for the remainder of 2009 that we will earn under the two new consulting agreements we entered into in August 2008, will meet our foreseeable working capital needs for our current operations until sometime in 2010. However, we will need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity to support our longer term business plan. We will also need to raise capital to support our overhead operation if the consulting and strategic advisory services business becomes non-sustaining. If we need to obtain additional financing, that financing may not be available or we may not be able to obtain that financing on terms acceptable to us. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of our outstanding common stock.

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

The options were valued using the Black-Scholes option pricing model. The assumptions used were as follows: volatility of 96% to 284%, a risk-free interest rate of 2.56% to 5.24%, dividend yield of 0% and an exercise term of two to ten years.

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

Contingent Liabilities

Liabilities for accrued expenses and loss contingencies arising from various claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. When facts and circumstances show that in a particular reporting period it is no longer probable that a contingent liability previously reported will be paid, those accrued liabilities are adjusted in that period or are no longer recorded on the balance sheet.

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

We recognized the revenues for our first consulting project which we completed in March 2008, using the completed performance model. We recognize revenue from the current two consulting agreements that we entered into in August 2008, which we are now working on in 2009, as time and material contracts.

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

Intangibles

As presented on the accompanying balance sheet, we had patents with a net book value of $234,277 as of March 31, 2009. There are many assumptions and estimates that may directly impact the results of impairment testing, including an estimate of future expected revenues, earnings and cash flows, and discount rates applied to such expected cash flows in order to estimate fair value. We have the ability to influence the outcome and ultimate results based on the assumptions and estimates we choose for testing. To mitigate undue influence, we set criteria that are reviewed and approved by various levels of management. The determination of whether or not intangible assets have become impaired involves a significant level of judgment in the assumptions. Changes in our strategy or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets.

Recent Accounting Pronouncements

See Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies — Recent Accounting Pronouncements.”

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of March 31, 2009, and was effective during the entire quarter ended March 31, 2009.

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

ITEM 1A.     RISK FACTORS

 In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS

There were no unregistered sales of equity securities during the fiscal quarter ended March 31, 2009.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the fiscal quarter ended March 31, 2009.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal quarter ended March 31, 2009.

ITEM 5.     OTHER INFORMATION

Not applicable.

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

* Filed Herewith

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereto duly authorized individuals.

Date: May 12, 2009

THORIUM POWER, LTD.

By:	/s/ Seth Grae
Seth Grae
Chief Executive Officer,
President and Director
(Principal Financial Officer)

By:	/s/ James Guerra
James Guerra
Chief Operating Officer and
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

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