Form 10-Q
period 2009-06-30
Thorium Power, Ltd
filed 2009-08-10
CIK 1084554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2009

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes   ☐  No  ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of June 30, 2009 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	301,841,722

Transitional Small Business Disclosure Format (check one):  Yes   ☐  No  ☒

ITEM 1.     FINANCIAL STATEMENTS

THORIUM POWER, LTD.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008

Thorium Power Ltd.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$4,910,717	$5,580,244
Restricted cash	650,000	650,000
Accounts receivable - project revenue and reimbursable project costs	3,898,475	5,357,804
Prepaid expenses & other current assets	667,407	394,315
Total Current Assets	10,126,599	11,982,363

Property, Plant and Equipment -net	107,120	108,121

Other Assets
Patent costs - net	236,215	217,875
Security deposits	125,548	138,418
Total Other Assets	361,763	356,293

Total Assets	$10,595,482	$12,446,777

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$3,637,997	$5,138,979

Total Liabilities	3,637,997	5,138,979

Commitments and contingencies	-	-

Stockholders' Equity
Preferred stock, $0.001 par value, 50,000,000 authorized shares, no shares issued and outstanding	-	-

Common stock, $0.001 par value, 500,000,000 authorized, 301,841,722 shares issued and outstanding at June 30, 2009 and 301,493,084 issued and outstanding at December 31, 2008	301,842	301,493
Additional paid in capital - stock and stock equivalents	51,086,020	48,607,451
Accumulated Deficit	(44,359,385)	(41,489,974)
Common stock reserved for issuance, 505,972 shares and 484,055 shares at June 30, 2009 and December 31, 2008, respectively	109,297	114,787
Deferred stock compensation	(180,289)	(225,959)
Total Stockholders' Equity	6,957,485	7,307,798

Total Liabilities and Stockholders' Equity	$10,595,482	$12,446,777

The accompanying notes are an integral part of these condensed consolidated financial statements

Thorium Power Ltd.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue:

Consulting Revenue	$3,430,485	$4,301,500	$6,374,538	$8,116,625

Cost of Consulting Services Provided	1,888,846	1,736,562	3,637,364	3,384,566

Gross Margin	1,541,639	2,564,938	2,737,174	4,732,059

Operating Expenses
General and administrative	1,140,223	1,597,941	2,107,717	3,116,987
Research and development expenses	559,112	154,788	1,012,917	285,449
Stock-based compensation	1,202,357	1,423,376	2,497,544	2,787,179
Total Operating Expenses	2,901,692	3,176,105	5,618,178	6,189,615

Operating loss	(1,360,053)	(611,167)	(2,881,004)	(1,457,556)

Other Income and (Expenses)
Interest income	13,492	53,898	16,520	143,180
Realized loss on marketable securities and other	(389)	(438,750)	(4,927)	(438,750)
Total Other Income and Expenses	13,103	(384,852)	11,593	(295,570)

Net loss before income taxes	(1,346,950)	(996,019)	(2,869,411)	(1,753,126)

Income taxes	—	1,111	—	31,939

Net loss	(1,346,950)	(997,130)	(2,869,411)	(1,785,065)

Other Comprehensive Income (Loss)
Unrealized loss on marketable securities	—	128,208	—	(3,515)

Total Comprehensive Loss	$(1,346,950)	$(868,922)	$(2,869,411)	$(1,788,580)

Net Loss Per Common Share, Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted Average Number of shares outstanding for the period (used to compute per share data)	301,841,722	299,366,947	301,754,563	299,215,481

The accompanying notes are an integral part of these condensed consolidated financial statements

Thorium Power Ltd.
Unaudited Condensed Consolidated Statements of Cash Flows

	Six months ended
	June 30,
	2009	2008
Operating Activities:
Net Loss	$(2,869,411)	$(1,785,065)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock based compensation	2,519,098	2,787,178
Depreciation and amortization	13,040	3,467
Changes in non-cash operating working capital items:
Accounts receivable - fees and reimburseable project costs	1,459,329	—
Prepaid expenses and other current assets	(260,222)	(150,514)
Accounts payable, accrued liabilities and other current liabilities	(1,500,982)	(520,359)
Deferred revenue	—	(3,793,125)
Deferred project costs – net	—	371,631
Net Cash Used In Operating Activities	(639,148)	(3,086,787)

Investing Activities:
Property and equipment	(12,039)	—
Patent costs	(18,340)	—
Net Cash Used In Investing Activities	(30,379)	—

Financing Activities:
Proceeds from issuance of common shares	—	49,975
Payments on notes payable and other	—	(10,433)
Net Cash Provided by Financing Activities	—	39,542

Net Decrease In Cash and Cash Equivalents	(669,527)	(3,047,245)

Cash and Cash Equivalents, Beginning of Period	5,580,244	9,907,691

Reclassification of cash equivalents to marketable securities - available for sale	—	(1,674,849)

Cash and Cash Equivalents, End of Period	$4,910,717	$5,185,597

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest paid	$—	$183
Income taxes paid	$266,000	$31,939

The accompanying notes are an integral part of these condensed consolidated financial statements

Thorium Power Ltd.
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Six Months Ended June 30, 2009 (Unaudited) and Year Ended December 31, 2008

	Common Stock		Additional		Stock Committed	Accumulated	Deferred	Stockholders’
	Shares	Amount	Paid-in Capital	Accumulated Deficit	For Future Issuance	Comprehensive Income	Stock Compensation	Equity

Balance - December 31, 2007	299,014,182	$299,014	$41,791,735	$(38,630,572)	$590,000	$30,143	$(479,445)	$3,600,875
Unrealized loss on marketable securities						(30,143)		(30,143)
Exercise of stock options	320,350	320	49,655					49,975
Stock option expense			6,138,220					6,138,220
Stock based compensation	158,552	159	39,841		114,787		(114,787)	40,000
Amortization of deferred stock compensation costs							368,273	368,273
Shares issued	2,000,000	2,000	588,000		(590,000)			—
Net loss for the year				(2,859,402)				(2,859,402)
Balance - December 31, 2008	301,493,084	301,493	48,607,451	(41,489,974)	114,787	—	(225,959)	7,307,798
Stock based compensation			2,392,930		109,297		(39,297)	2,462,930
Amortization of deferred stock compensation costs							56,168	56,168
Net loss for the period				(2,869,411)				(2,869,411)
Shares issued	348,638	349	85,639		(114,787)		28,799	—
Balance - June 30, 2009	301,841,722	$301,842	$51,086,020	$(44,359,385)	$109,297	$—	$(180,289)	$6,957,485

The accompanying notes are an integral part of these condensed consolidated financial statements

Thorium Power Ltd.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Month Periods Ended June 30, 2009 and 2008

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2008, included in our Annual Report on Form 10-K for the year ended December 31, 2008.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month period have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.  When used in these notes, the terms "Company", "we", "us" or "our" mean Thorium Power Ltd. and all entities included in our consolidated financial statements.

Nature of operations

Radkowsky Thorium Power Corp., incorporated in the state of Delaware on January 8, 1992 (“Inception”), changed its name to Thorium Power, Inc. in Apri1 2001. On February 14, 2006, Novastar Resources Ltd. (“Novastar”), now called Thorium Power Ltd., entered into an Agreement and merged on October 6, 2006 with Thorium Power, Inc. We are engaged in two business segments.

The first business segment is the development, promotion and marketing of our patented thorium-based nuclear fuel designs for existing pressurized water reactors. Presently, we are focusing most of our efforts on demonstrating and testing our nuclear fuel technology for the Russian designed VVER-1000 reactors. Operations to date in this business segment have been devoted primarily to continued development of our fuel designs, filing for certain patents related to our technology, developing strategic relationships within the nuclear power industry, and securing political as well as some financial support from the United States and Russian governments.

Once our reactor fuels are further developed and tested, we plan to license our intellectual property rights to fuel fabricators, nuclear generators, and governments for use in commercial light water nuclear reactors, or sell the technology to a major nuclear company or government contractor, or some combination of the two. We anticipate having the final design of our fuel technology for VVER-1000 reactors and commencing the demonstration of our fuel in a VVER-1000 operating reactor within the next three to five years. Presently all of our research, testing and demonstration activities are being conducted in Russia. Our research operations are subject to various political, economic, and other risks and uncertainties inherent in Russia.

Our business model expanded in 2007, and our second business segment is providing consulting and strategic advisory services to companies and governments planning to create or expand electricity generation capabilities using nuclear power plants. We have to date secured four contracts with successively larger values for consulting and strategic advisory services in the United Arab Emirates (“UAE”). On August 1, 2008, we signed separate consulting services agreements with two government entities to be formed by Abu Dhabi. Under these two new agreements, we are to provide consulting and strategic advisory services over a contract term of five years starting from June 23, 2008, with automatic renewals of these contracts for one year periods. In 2009, certain contractual items in these two agreements were amended and we entered into amended agreements.

Thorium Power Ltd.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Month Periods Ended June 30, 2009 and 2008

Accounting Policies

a) Consolidation

These financial statements include the accounts of Thorium Power Ltd. (a Nevada corporation) and our wholly-owned subsidiaries, Thorium Power, Inc. (a Delaware corporation) and Lightbridge Power International Holding, LLC (a Delaware limited liability company).

All significant intercompany transactions and balances have been eliminated in consolidation. We have formed a branch office in England in 2008 called Lightbridge Advisors Limited, which is wholly-owned by our subsidiary Lightbridge Power International Holding, LLC, a branch office in Moscow Russia in July 2009 and we anticipate forming several more foreign branch offices in other countries during 2009. All branch offices will be consolidated in our consolidated financial statements.

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

c) Revenue Recognition

Consulting Business Segment

Revenue—at the present time we are deriving all of our revenue from our consulting and strategic advisory services business segment, by offering services to foreign governments planning to create or expand electricity generation capabilities using nuclear power plants. Our fee structure for each client engagement is dependent on a number of variables, including the size of the client, the complexity, the level of the opportunity for us to improve the client’s electrical generation capabilities using nuclear power plants, and other factors. The accounting policy we use to recognize revenue depends on the terms of the specific contract. All of our consulting contracts mentioned below are with the Executive Affairs Authority (“EAA”) of Abu Dhabi, one of the member Emirates of the UAE, and the related entities to be formed: Emirates Nuclear Energy Corporation (“ENEC”) and Federal Authority for Nuclear Regulation (“FANR”). All of the Company's revenues recognized for the first and second quarter of 2009 were recognized on a time and material basis. All of the Company's revenues recognized for the first quarter of 2008 were recognized under the completed performance model of revenue recognition for our first consulting project with EAA (Road Map). All of the company’s revenues for the second quarter of 2008 were derived from the completion of the defined contract deliverables required from the second consulting contract entered into March 2008 with the EAA, and completed in June 2008.

Thorium Power Ltd.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Month Periods Ended June 30, 2009 and 2008

Certain customer arrangements require evaluation of the criteria outlined in the accounting standards of reporting revenue Gross as a Principal Versus Net as an Agent (“EITF 99-19”), in determining whether it is appropriate to record the gross amount of revenue and related costs or the net amount earned as agent fees. Generally, when we are primarily obligated in a transaction, revenue is recorded on a gross basis. Other factors that we consider in determining whether to recognize revenue on a gross versus net basis include our assumption of credit risk, latitude in establishing prices, our determination of service specifications and our involvement in the provision of services. When we conclude that we are not primarily obligated as a Principal, we record the net amount earned as agent fees within net sales.

For the year ended December 31, 2008, we were paid upfront by our customer for all travel costs and other reimbursable costs, thus these costs were not recorded as revenue in 2008. Starting January 1, 2009 we have determined, based on the credit risk that we now bear for collecting travel costs and other reimbursable costs, that in 2009 we are acting as a principal, and therefore we are recognizing the revenue related to all travel costs and other reimbursable costs.

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

d) Stock-Based Compensation

We account for stock-based awards under SFAS No. 123(R), which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of our common stock on the grant date. Such value is recognized as expense over the service period, net of estimated forfeitures.

e) Earnings per Share

Basic earnings per share is calculated using our weighted-average outstanding common shares. Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method.

f) Recent Accounting Pronouncements

In April 2008, the FASB issued guidance regarding the, “Determination of the Useful Life of Intangible Assets.” This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” The intent of this guidance is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under other U.S. generally accepted accounting principles. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. Certain disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.

Thorium Power Ltd.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Month Periods Ended June 30, 2009 and 2008

In April 2009, the FASB issued guidance regarding “Interim Disclosures about Fair Value of Financial Instruments.” which amended SFAS No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. It also amends Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This guidance is effective for interim and annual periods ending after June 15, 2009, with early application permitted. The fair value of all cash, receivables and payables are equal to the carrying amounts.

In May 2009, the FASB issued guidance regarding “Subsequent Events”. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.

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

3.  CONSULTING REVENUES

ENEC and FANR Projects

Substantially all of the Company’s revenue earned in the amount of approximately $3 million for the first quarter of 2009 and $3.4 million for the second quarter of 2009, has been derived from the two consulting contracts we entered into in August 2008, for consulting services to be rendered for future periods. We expect to continue to provide strategic advisory services to the EAA of Abu Dhabi and to both the ENEC and FANR entities during the five-year term of these consulting agreements. Under these agreements, revenue will be recognized on a time and material basis. We periodically discuss our consulting work with the EAA of Abu Dhabi, who will review the work we perform, and our reimbursable travel expenses, prior to the date of our monthly invoicing for services and expenses.

Travel costs and other reimbursable costs under these contracts are reported in the accompanying statement of operations as both revenue and cost of consulting services provided, and totaled approximately $304,000 for the three months ended June 30, 2009 and approximately $638,000 for the six months ended June 30, 2009. The total travel and other reimbursable expenses that have not been reimbursed are being presented on the accompanying balance sheet and included in total accounts receivable in the amount of approximately $251,000 at June 30, 2009. The remaining accounts receivable reported at June 30, 2009 of approximately $3,647,000, represents consulting fees billed and due for the work performed for both the ENEC and FANR projects, mentioned above. Total accounts receivable reported on the accompanying balance sheet is $3,898,475 at June 30, 2009.

Thorium Power Ltd.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Month Periods Ended June 30, 2009 and 2008

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

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The following tables show the operations of the Company’s reportable segments for the three months and six months ended June 30, 2009 and 2008.

BUSINESS SEGMENT RESULTS – 3 MONTHS ENDED JUNE 30, 2009 AND 2008

	Consulting		Fuel Technology		Corporate and Eliminations		Total
	2009	2008	2009	2008	2009	2008	2009	2008

Revenue	3,430,485	4,301,500	—	—	—	—	3,430,485	4,301,500

Segment Profit – Pre Tax	1,404,485	2,564,938	(559,111)	(315,543)	(2,192,324)	(3,245,414)	(1,346,950)	(996,019)

Total Assets	3,907,115	—	236,215	217,875	6,452,152	7,244,253	10,595,482	7,462,128

Property Additions	—	—	—	—	12,039	—	12,039	—

Interest Expense	—	—	—	—	—	183	—	183

Depreciation	—	—	—	—	7,036	3,010	7,036	3,010

BUSINESS SEGMENT RESULTS – SIX MONTHS ENDED JUNE 30, 2009 AND 2008

	Consulting		Fuel Technology		Corporate and Eliminations		Total
	2009	2008	2009	2008	2009	2008	2009	2008
Revenue	6,374,538	8,116,625	—	—	—	—	6,374,538	8,116,625

Segment Profit - Pre Tax	2,600,020	4,732,059	(1,012,916)	(632,992)	(4,456,515)	(5,852,193)	(2,869,411)	(1,753,126)

Total Assets	3,907,115	—	236,215	217,875	6,452,152	7,244,253	10,595,482	7,462,128

Property Additions	—	—	—	—	12,039	—	12,039	—

Interest Expense	—	—	—	—	—	183	—	183

Depreciation	—	—	—	—	13,040	3,467	13,040	3,467

Thorium Power Ltd.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Month Periods Ended June 30, 2009 and 2008

5. RESEARCH AND DEVELOPMENT COSTS

Research and development costs, included in the statement of operations amounted to $559,000 and $155,000 for the three months ended June 30, 2009 and 2008, respectively and $1,013,000 and $285,000 for the six months ended June 30, 2009 and 2008, respectively. Total cumulative expense has amounted to $7,261,823 from January 8, 1992 (date of inception of Thorium Power, Inc.) to June 30, 2009. In 2008, research and development costs were presented separately in the statement of operations in the amount of $285,000 and $155,000 for the six and three months ending June 30, 2008 which did not include certain general and administrative and stock based expenses totaling approximately $348,000 and $161,000 for the six months and three months ended June 30, 2008 respectively, and which are appropriately identified as Fuel Technology costs in the segment reports.

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:	June 2009	December 2008

Trade Payables -	$760,502	$2,474,564
Accrued Expenses	1,123,603	801,082
Accrued Payroll and Severance	1,753,892	1,863,333

	$3,637,997	$5,138,979

7.  STOCKHOLDERS' EQUITY

Total Common stock outstanding at June 30, 2009 was 301,841,722. At June 30, 2009, there were 505,972 shares reserved for future issuance and 54,590,046 stock options outstanding, all totaling 356,937,740 of total stock and stock equivalents outstanding at June 30, 2009.

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

Total stock options outstanding at June 30, 2009 were 54,590,046 of which 39,671,808 of these options were vested at June 30, 2009.

Thorium Power Ltd.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Month Periods Ended June 30, 2009 and 2008

Stock option transactions to the employees, directors, advisory board members and consultants are summarized as follows for the six months ended June 30, 2009:

Stock Options Outstanding	2009
Beginning of the Year	52,084,522
Granted	6,067,763
Exercised	—
Forfeited	(2,075,827)
Expired	(1,486,412)
End of Period	54,590,046
Options exercisable	39,671,808

The above table includes options issued as of June 30, 2009 as follows:

i).	A total of 17,937,500 non-qualified 5-10 year options have been issued by Thorium Power, Ltd., and are outstanding, to advisory board members at exercise prices of $0.15 to $0.64 per share.

ii).
A total of 29,421,681 2-10 year options have been issued to directors, officers and employees of the Company and are outstanding, at exercise prices of $0.156 to $0.795 per share. From this total, 17,133,494 options are outstanding to the Chief Executive Officer who is also a director, with remaining contractual lives of 1.1 - 8.4 years. All other options issued have a remaining contractual life ranging from 1.0 years to 9.8 years.

iii).	A total of 7,230,865 non-qualified 3-10 year options have been issued and are outstanding to consultants of the Company, at exercise prices of $0.16 to $0.51 per share.

The following table provides certain information with respect to the above-referenced stock options that are outstanding and exercisable at June 30, 2009:

	Stock Options Outstanding		Stock Options Vested
Exercise Prices	Weighted Average Remaining Contractual Life - Years	Number of Awards	Number of Awards	Weighted Average Exercise Price
$0.15 - $0.29	4.93	23,785,042	15,219,742	$0.18
$0.30 - $0.43	6.66	5,689,236	3,570,210	$0.35

$0.44-$0.63	5.22	15,915,768	12,881,856	$0.47
$0.64-$0.80	6.15	9,200,000	8,000,000	$0.76

Total	5.40	54,590,046	39,671,808	$0.41

Thorium Power Ltd.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Month Periods Ended June 30, 2009 and 2008

The aggregate intrinsic value of stock options outstanding at June 30, 2009 was $737,848 of which $468,348 related to vested awards. Intrinsic value is calculated based on the difference between the exercise price of the underlying awards and the quoted price of our common stock as of the reporting date ($0.20 per share as of June 30, 2009)

Assumptions used in the Black Scholes option-pricing model for the six months ended June 30, 2009 and 2008 were as follows:

	Six months ended
	6/30/2009	6/30/2008

Average risk-free interest rate	2.59%	3.28%
Average expected life	10 years	7.4 years
Expected volatility	97.79%	113.54%
Expected dividends	0%	0%

During the three months ended June 30, 2009 and 2008, $1,246,128 and $1,423,376 respectively, was recorded as stock-based compensation expense in the statement of operations (this total amount of stock based compensation for the three months ended June 30, 2009, included stock based compensation in the amount of $8,771 to employees and others providing revenue generating services, that was presented in the financial statements as cost of consulting services, $1,202,357 to employees shown as general and administrative expenses, and $35,000 to the Board of Directors and strategic advisory committee).

Stock compensation to two executive officers totaled $590,000, as a one-time stock grant pursuant to employment agreements that they entered into in 2007, was recorded to deferred stock compensation (total 2 million shares were issued in September 2007). The vesting of 1 million of these shares was accelerated upon the termination of one of these executive officers in November 2008. The Company also issued additional shares of common stock of 127,626, which was granted in May 2008 to 3 employees that resulted in $36,373 of deferred stock compensation, and 356,429 shares granted to 8 employees in August 2008, that resulted in $78,414 of deferred stock compensation (of which $30,984 has been forfeited in 2009). On April 6, 2009, 187,130 shares were granted to 5 employees that resulted in $39,297 of deferred stock compensation. The amortization of deferred stock compensation, recorded as stock based compensation for the six months ended June 30, 2009 and 2008 was $56,169 and $98,333, respectively. The remaining stock-based compensation was issued to two directors and four Strategic Advisory Council (“SAC”) members , as mentioned above, which resulted in recording $20,000 of director fees and $50,000 in SAC fees respectively for the six months ended June 30, 2009, and $20,000 in directors fees for the six months ended June 30, 2008.

c). Warrants

There no warrants outstanding as of June 30, 2009.

d). Common Stock reserved for Future Issuance

Common stock reserved for future issuance consists of

Thorium Power Ltd.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Month Periods Ended June 30, 2009 and 2008

	Shares of	Stock
	Common	Purchase
	Stock	Warrants	Amount

Stock-based Compensation	505,972	—	$109,297

8.	INCOME TAXES

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes we make a cumulative adjustment. The 2009 and 2008 annual effective tax rate is estimated to be at a combined 40% for the U.S. federal and states statutory tax rate.

As of June 30, 2009 and December 31, 2008, there were no tax contingencies recorded.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting and the amounts recognized for income tax purposes. The significant components of deferred tax assets (at a 40% effective tax rate) as of June 30, 2009 and December 31, 2008 respectively, are as follows:

Deferred Tax Assets	Total Amount		Deferred Tax Asset Amount
	2009	2008	2009	2008

Capitalized start up costs	$7,125,807	$7,125,807	$2,850,323	$2,850,323
Stock-based compensation	15,230,726	12,775,215	6,092,290	5,110,086
Approximate net operating loss carryforward	20,000,000	10,000,000	8,000,000	4,000,000
Less: valuation allowance	(42,356,533)	(29,901,022)	(16,942,613)	(11,960,409)

	$—	$—	$—	$—

The Company has net operating loss carryforwards for federal and state tax purposes with substantially all of the net operating losses expected to expire unused or some losses may not be available to offset future taxable income, due to the Internal Revenue Code Section 382 limitation for the ownership change that occurred on October 6, 2006. As a result, the amount of the deferred tax assets considered realizable was reduced 100% by a valuation allowance. In 2009, the Company will compute the actual Internal Revenue Code Section 382 limitation which will change the reported net operating loss carry forward estimated at $20,000,000 above, and the valuation allowance shown above. The Company has no other deferred tax assets or liabilities. The change in the valuation allowance was $4,982,204 for the six months ended June 30, 2009.

The Company files a consolidated tax return with its subsidiaries.

In 2009, the Company prepaid income taxes in the amount of $266,000, for estimates for 2008 corporate taxes. The Company expects to receive most of this amount back from the Internal Revenue Service when the corporate tax returns are filed for 2008. Many of the Company’s operating expenses in its 2007 and 2006 tax years were classified under the internal revenue code as capitalized start-up costs which were not deductible for tax purposes, and the company had interest income that was taxable for tax purposes. The Company filed a refund claim to the IRS in 2008 for these federal taxes paid and received its refund in 2008. The remaining income tax expense for the three and six months ended June 30, 2009 and 2008 represents the income taxes paid that were due to the taxing authorities.

Thorium Power Ltd.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Month Periods Ended June 30, 2009 and 2008

9.  RESEARCH AGREEMENT

On September 15, 2008, Thorium Power, Inc. (“TPI”), a wholly-owned subsidiary of the Company, entered into an agreement for post-irradiation examination of experimental fuel element (the “Agreement”) with the Russian Research Centre “Kurchatov Institute” (“Kurchatov”). Under the Agreement, Kurchatov agreed to perform post-irradiation examination of an irradiated uranium-zirconium seed fuel sample using non-destructive and destructive methods. Pursuant to the Agreement, TPI is obligated to pay to Kurchatov a total of approximately $138,000, and Kurchatov is obligated to transfer to TPI the worldwide rights in all of the post-irradiation examination data generated in the course of performance by Kurchatov of work under the Agreement. Kurchatov agrees not to use, in any manner, the work product associated with such post-irradiation examination work or exercise any rights associated therewith without the written consent of TPI. Further, Kurchatov is obligated to provide to TPI and its affiliates specified information and documentation for audit purposes, and to obtain any and all permits from Russian governmental entities which may be required in order for Kurchatov to perform under the Agreement. In addition to this agreement, there are consulting agreements with several consultants working on various projects for the company, which total approximately $5,000 per month.

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

The Company moved from its prior office facility and has entered into an agreement to lease new office space, under the terms of a sublease with a term of 65 months commencing August 1, 2008. Under the terms of the sublease, the lease payments are inclusive of pass-through costs, which include real estate taxes and standard operating expenses. As of December 31, 2008, the Company has paid the security deposit related to this sublease agreement in the amount of $120,486. The Company pays monthly rental fees in the amount of $40,162 in the first year of the sublease agreement, and payments increase by a factor of 4% each year thereafter. The Company may terminate this agreement by providing 60 days notice to the Sublessor. The monthly straight-line rental expense from August 1, 2008 to December 1, 2013 is $45,189.  As a result of the straight-line rent calculation generated by the one free rent period and rent escalation, the Company has a deferred rent credit at June 30, 2009 of $73,183.

Future estimated rental payments under our operating leases are as follows:

Total

Year Ending - December 31, 2009	$561,640
Year Ending - December 31, 2010	536,467
Year Ending - December 31, 2011	564,109
Year Ending - December 31, 2012	586,136
Year Ending - December 31, 2013	609,016
Total Minimum lease payments	$2,807,368

Thorium Power Ltd.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Month Periods Ended June 30, 2009 and 2008

11. SUBSEQUENT EVENTS

Effective this quarter, the Company implemented Statement of Financial Accounting Standards No. 165, Subsequent Events, (“FAS No. 165”). This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of FAS 165 did not impact our financial position or results of operations. The Company evaluated all events or transactions that occurred after June 30, 2009 up through July 29, 2009, the date these financial statements were issued. During this period the Company did not have any material recognizable subsequent events.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are statements that could be deemed forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “target,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. These statements are based on the beliefs of our management as well as assumptions made by and information currently available to us and reflect our current view concerning future events. As such, they are subject to risks and uncertainties that could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among many others: our significant operating losses; our limited operating history; uncertainty of capital resources; the speculative nature of our business; our ability to successfully implement new strategies; present and possible future governmental regulations; operating hazards; competition; the loss of key personnel; any of the factors in the “Risk Factors” section of the Company’s most recent Annual Report on Form 10-K; other risks identified in this Report; and any statements of assumptions underlying any of the foregoing. You should also carefully review other reports that we file with the SEC. The Company assumes no obligation and does not intend to update these forward-looking statements, except as required by law.

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

Consulting and Strategic Advisory Services Business Segment

All of our revenues are derived from this business segment, which provides nuclear consulting services to entities within the UAE, as described in Item 1 of Part 1, “Financial Statements – Note 3 – Consulting Revenues”. Going forward, we may enter into additional consulting contracts to provide support and assistance to other commercial and governmental entities that are looking to develop and expand their nuclear power industry capabilities and infrastructure. In future consulting engagements, we expect that revenues may be derived either from fixed professional fee agreements or from fees generated through hourly rates, billed on a time and expense basis.

Our most significant expense related to our consulting and strategic advisory services business segment is the cost of consulting services provided, which relates to costs associated with generating consulting revenues, and includes employee payroll expenses and benefits, contractor compensation, vendor compensation, marketing expenses, direct costs of training and recruiting the consulting staff and other costs. As revenues are generated from services performed by our permanent staff and contractors, our success depends on attracting, retaining and motivating talented, creative and experienced professionals at all levels in our business.

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

Proprietary Nuclear Fuel Technology Development

We believe that a major opportunity for us is the possibility that our fuel designs, which are currently in the research and development stage, will be used in the manufacturing of nuclear fuel for existing light water nuclear reactors in the future. Light water reactors are the dominant reactor types currently in use in the world, and fuels for such reactors constitute the majority of the commercial market for nuclear fuel. Currently, we have three types, or variants, of thorium-based fuel designs in various stages of development. The first is designed to provide reactor owner-operators with an economically viable alternative fuel that will not generate weapons-usable plutonium in the spent fuel. The second is designed to dispose of reactor-grade plutonium that has been extracted from spent fuel from commercial reactors and stockpiled in Russia, Western Europe, the U.S., Japan, and other countries. The third is designed to dispose of weapons-grade plutonium that is stockpiled in Russia and the United States. All three of these fuel variants are expected to have additional benefits, including reduced volume and reduced long-term radio-toxicity of spent fuel for the same amount of electricity generated, as compared with the uranium fuels that are currently used in light water reactors.  Presently, our focus is on the first design.

We are working with Russian nuclear research institutes and Russian nuclear regulatory authorities, to have one or more of the fuel designs demonstrated in a Russian VVER-1000 reactor within the next three to four years, if we are able to obtain necessary support and enter into agreements with the Russian government and Russian research institutes. We believe that it will be necessary to enter into commercial arrangements with one or more major nuclear fuel fabricators, which in many cases are also nuclear fuel vendors, as a prerequisite to having our fuel designs widely deployed in global markets.

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

We have been building relationships with companies and organizations in the nuclear power industry for several years. We will attempt to cause some or all of these companies and organizations to work in a consortium or a joint venture type arrangement with us in the future, however, we may not be able to develop any such consortium or arrangement in the near term or at all. The companies that we have identified for potential relationships have existing contracts with nuclear power plant owner-operators, under which they supply nuclear fuel branded with their name to such nuclear power plants. We will attempt to cause these nuclear fuel vending companies to provide their nuclear power plant operating customers with fuels that are designed with our technology. To do so, we will need to enter into agreements with one or more of these companies. Without such arrangements it would be more difficult for us to license our fuel designs because, in addition to the reputations, guarantees, services, and other benefits that these nuclear fuel vendors provide when selling fuel to nuclear power plant operators, they also often have multi-year fuel supply contracts with the reactor operators. These multi-year fuel supply contracts act as a barrier to entry into the market, such that it can be almost impossible to penetrate some markets for nuclear fuel without working with a nuclear fuel vendor that can support long term contracts. If we are successful in demonstrating our fuel designs in Russia and in continuing to build relationships with nuclear fuel vendors, we believe it may lead to one or more of these major companies in the nuclear power industry working with us in producing and selling our nuclear fuel designs to commercial reactor operators and governments.

On July 22, 2009, we entered into an Initial Collaborative Agreement and on August 3, 2009, we entered into a Consulting Agreement with Areva pursuant to which we will conduct the first phase of an investigation of specific topics of thorium fuel cycles in light water reactors, or LWRs. See the recent developments section of this 10-Q filing below for more details.

Business Segments and Periods Presented

We have provided a discussion of our results of operations on a consolidated basis and have also provided certain detailed segment information for each of our business segments below for the three and six months ended June 30, 2009 and 2008, in order to provide a meaningful discussion of our business segments. We have organized our operations into two principal segments: Consulting and Strategic Advisory Services and Fuel Technology. We present our segment information along the same lines that our chief executive reviews our operating results in assessing performance and allocating resources.

BUSINESS SEGMENT RESULTS – 3 MONTHS ENDED JUNE 30, 2009 AND 2008

	Consulting		Fuel Technology		Corporate and Eliminations		Total
	2009	2008	2009	2008	2009	2008	2009	2008

Revenue	3,430,485	4,301,500	—	—	—	—	3,430,485	4,301,500

Segment Profit – Pre-Tax	1,404,485	2,564,938	(559,111)	(315,543)	(2,192,324)	(3,245,414)	(1,346,950)	(996,019)

Total Assets	3,907,115	—	236,215	217,875	6,452,152	7,244,253	10,595,482	7,462,128

Property Additions	—	—	—	—	12,039	—	12,039	—

Interest Expense	—	—	—	—	—	183	—	183

Depreciation	—	—	—	—	7,036	3,010	7,036	3,010

BUSINESS SEGMENT RESULTS – SIX MONTHS ENDED JUNE 30, 2009 AND 2008

	Consulting		Fuel Technology		Corporate and Eliminations		Total
	2009	2008	2009	2008	2009	2008	2009	2008

Revenue	6,374,538	8,116,625	—	—	—	—	6,374,538	8,116,625

Segment Profit -Pre-Tax	2,600,020	4,732,059	(1,012,916)	(632,992)	(4,456,515)	(5,852,193)	(2,869,411)	(1,753,126)

Total Assets	3,907,115	—	236,215	217,875	6,452,152	7,244,253	10,595,482	7,462,128

Property Additions	—	—	—	—	12,039	—	12,039	—

Interest Expense	—	—	—	—	—	183	—	183

Depreciation	—	—	—	—	13,040	3,467	13,040	3,467

Consulting and Strategic Advisory Services Business

At the present time, all of our revenue for the three months and six months ended June 30, 2009, is derived from our consulting and strategic advisory services business segment, by offering services to foreign governments planning to create or expand electricity generation capabilities using nuclear power plants benefiting from thorium-based or other nuclear fuels. The fee type and structure that we offer for each client engagement is dependent on a number of variables, including the complexity, the level of the opportunity for us to improve the client’s electricity generation capabilities using nuclear power plants, and other factors. Substantially all of our revenues totaling, $3.4 million and $6.4 million for the three months and six months ended June 30, 2009 respectively, have been derived from the our continuing work under the August 1, 2008 Agreements, with the EAA, and upon formation, with the related entities to be formed: Emirates Nuclear Energy Corporation (“ENEC”) and Federal Authority for Nuclear Regulation (“FANR”). We entered into next phase follow-on agreements in March 2009 and July 2009 to continue our consulting services under the ENEC and FANR agreements for 2009.

Revenue was recognized during our first fiscal quarter of 2008 from our initial project with the EAA called Roadmap, when the work on this contract was substantially completed. We recognized revenue during the second quarter of 2008 from the second project with the EAA called the Quickstart project. This revenue was recognized on this contract ratably over the term of the agreement, as this contract called for on-going consulting services from March 2008 through June 2008. Revenues from these two projects totaled $4.3 million and $8.1 million for the three months and six months ended June 30, 2008 respectively.

The cost of consulting services provided was $1.9 million and $3.6 million for the three months and six months ended June 30, 2009 respectively, and $1.7 million and $3.4 million for the three and six months ended June 30, 2008. These amounts consisted primarily of direct labor consulting expenses and other labor support costs incurred, as mentioned in the general overview section above. Some indirect corporate overhead expenses incurred were allocated to the consulting and strategic advisory services business segment, and are included above in the business segment information chart as part of Segment Profit – Before tax.

Technology Business

Over the next 12 to 15 months we expect to incur approximately up to $5 – $6 million in research and development expenses related to the development of our proprietary nuclear fuel designs. We expect to incur these expenses after we have entered into formal agreements with Russian nuclear entities that will grant us licensing and other rights to use such technologies or intellectual property developed by the Russian entities. Any such agreement may require formal review and approval by the Russian State Atomic Energy Corporation (RosAtom). We have spent $1,012,917 for research and development so far in 2009, and a cumulative amount from the date of our inception (January 8, 1992, date of inception of Thorium Power Inc.) to June 30, 2009 of approximately $7.3 million. We have established an office in Moscow and leased office space to support research and development activities in Russia, as of May 1, 2008, and have now hired several employees working on our research and development projects in Russia, starting in July 2009.

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

Financial Status

At June 30, 2009, our total assets were approximately $10.6 million and total liabilities as of June 30, 2009, were approximately $3.6 million. For the six months ended June 30, 2009, from the results of operations from our consulting business segment, we have essentially maintained our working capital surplus at December 31, 2008, which was $6.8 million, now $6.5 million as of June 30, 2009. Accounts payable and accrued liabilities balance as of June 30, 2009 equaled $3.6 million, a decrease of approximately $1.5 million from the total accounts payable and accrued expenses reported at December 31, 2008.

Management expects that our current cash position, as well as the expected revenue and profits that are expected to be earned from our follow-on agreements from the two consulting agreements we entered into in August 2008, will meet our foreseeable working capital needs for our current operations until sometime in 2010. In support of our longer-term business plan for our technology business segment, we will need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity to finance our overhead and research and development expenditures. We will also need to raise capital to support our technology business if the consulting and strategic advisory services business becomes non-sustaining. Our current average monthly projected working capital requirements, excluding the $5 – $6 million of research and development expenses we expect to incur in Russia over the next 12 – 15 months, is approximately $1,200,000 per month. This financing will need to take place in 2009, to ensure that we have the necessary working capital to continue our planned business operations through 2009 and beyond. Financing may not be available or we may not be able to obtain financing on terms acceptable to us. If additional funds are raised through the issuance of equity or equity linked securities, there may be a significant dilution in the value of our outstanding common stock. To support this financing activity, we are exploring transaction opportunities that could simultaneously create strategic industry and market alliances for the company, to support our operations in 2009 and beyond.

Recent Events

On August 3, 2009, as we reported on SEC Form 8-K filed on August 4, 2009, we entered into an Agreement for Consulting Services with Areva, pursuant to which we will conduct the first phase of an investigation of specific topics of thorium fuel cycles in Areva’s light water reactors, or LWRs. This first phase will focus on providing initial general results relating to evolutionary approaches to the use of thorium in Areva’s LWRs, specifically within Areva’s Evolutionary Power Reactor. We will receive total fees of $550,000 for services provided pursuant to the Consulting Agreement. The anticipated second phase and further phases of the collaboration, including a detailed study of evolutionary and longer-term thorium fuel concepts, will be conducted in accordance with additional collaborative agreements based upon the results of the first phase.

The first and second phases of the collaboration between us and Areva are being conducted with the intention of future cooperation agreements between the two parties in order to develop and set up new products and technologies related to thorium fuel concepts. Areva’s use of Thorium Power’s intellectual property for commercial purposes or any purpose other than as specified in the Agreement would be separately negotiated on a royalty basis.  The initial term of the Agreement for Consulting Services is 12 months, with an additional 14 month term if the parties decide to perform a preliminary review of thermal hydraulic characteristics and fuel behavior for the selected concepts for an EPR 18-month equilibrium cycle.

The Agreement for Consulting Services replaces and supersedes the Initial Collaborative Agreement we entered into with Areva on July 23, 2009, which we reported on SEC Form 8-K filed on July 23, 2009.

On August 3, as we reported on SEC Form 8-K on August 4, 2009, we entered into an Collaborative Framework Agreement with Areva, as the next step contemplated by the Initial Collaborative Agreement and the Agreement for Consulting Services, pursuant to which we will establish a joing steering committee with Areva, consisting of two employees from each party.  The steering committee will be responsible for reviewing project proposals, will be empowered to make scientific and/or technical decisions and to allocate the resources required to implement future collaborative projects.  All research and development activities carried out under a collaboration project will be governed by the general terms of the Collaboration Framework Agreement and the specific terms of project plan approved by the steering committee.  The term of the Collaborative Framework Agreement is for a period of 5 years and may be extended upon written agreement of the parties.

Consolidated Results of Operations

Comparison of the Three Months Ended June 30, 2009 to June 30, 2008

The following table summarizes certain aspects of the Company’s consolidated results of operations for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.

	Three Months Ended
	June 30,		(Decrease)	(Decrease)
	2009	2008	Change $	Change %

Consulting Revenues	$3,430,485	$4,301,500	$(871,015)	(20)%

Cost of services provided
Consulting expenses	$1,888,846	$1,736,562	$152,284	9%
% of total revenues	55%	40%

Gross profit	$1,541,639	$2,564,938	$(1,023,299)	(40)%
% of total revenues	45%	60%

Operating Expenses
General and administrative	$1,140,223	$1,597,941	$(457,718)	(29)%
% of total revenues	33%	37%
Research and development expenses	$559,112	$154,788	$404,324	261%
% of total revenues	16%	4%
Stock-based compensation	$1,202,357	$1,423,376	$(221,019)	(16)%
% of total revenues	35%	33%
Total Operating Loss	$(1,360,053)	$(611,167)	$748,886	123%
% of total revenues	(40)%	(14)%
Other Income and (Expenses)
Interest income/expense, other	$13,103	$(384,852)	$397,955	103%
% of total revenues	0%	(9)%

Net loss - before income taxes	$(1,346,950)	$(996,019)	$350,931	35%
% of total revenues	(39)%	(23)%

Revenues

The $3.4 million of revenue for the three months ended June 30, 2009, was generated from our consulting and strategic advisory services business segment. This revenue earned was from the continuation of consulting work we performed, pursuant to the August 1, 2008 consulting contracts we signed with ENEC and FANR, mentioned above. We expect to continue in 2009 to provide consulting services under both of these agreements.

We entered into a next phase follow-on agreement in March 2009 to continue our consulting services under the ENEC agreement for 2009. We anticipate that revenue earned in 2009 from this follow-on agreement will be up to $7 million. We also entered into a follow-on consulting agreement for FANR work, in an amount up to $10 million of revenue to be earned in 2009. Revenue earned under both these agreements in 2009 will be recognized on a time and material basis. The revenue to be earned and recognized under both of these agreements will depend upon the agreed upon work plans and time spent working on these projects, which can be more or less than the revenue amounts initially planned to be earned under these agreements. Notwithstanding normal variations in billable hours, we have recently re-negotiated our billing rates under these contracts to further enhance and maintain the competitiveness of our advisory services.  As a result, in future reporting periods we anticipate generating lower revenue on a per billable hours basis, which would adversely affect our total revenue and gross margin.  We entered into a consulting agreement with AReva for $550,000 on August 3, 2009 (see the details regarding this agreement in the above recent events section of this 10-Q filing). We anticipate entering into other consulting and technology agreements with our existing and new clients that may generate new 2009 revenues.

The $4.3 million of revenue for the three months ended June 30, 2008 was earned from our second consulting project with the UAE, that we started working on during March of 2008. All of the company’s revenue for the second quarter of 2008 was derived from the completion of certain defined contract deliverables from the Quickstart project in June 2008.

Cost of Services Provided

The increase in the cost of services for the three months ended June 30, 2009 is due to expenses related to the consulting, professional, administrative and other costs allocated to the consulting projects, which were incurred to perform and support the work done for our consulting projects with the EAA in Abu Dhabi.

Gross Margin

Gross margin is lower for the three months ended June 30, 2009 versus the same period in 2008 because the advisory contracts changed from fixed price contracts to time and expense contracts.  We expect our future gross margins from our present advisory contracts with the EAA to decrease, due to the recent reduction in our hourly billing rates to the EAA.

General and Administrative Expenses

There was a 29 percent decrease in the general and administrative expenses (G&A) for three months ended June 30, 2009 as compared to the same period in 2008. The decrease in G&A was due to an increase in the allocation of indirect G&A costs to support our consulting and strategic advisory services business segment, which was allocated to cost of services provided, mentioned above. The G&A allocation of approximately $522,000 was equal to 31% of total G&A type costs for the three months ended June 30, 2009. This decrease was partially offset by an increase in absolute dollars in Q-2 2009 to (1) increase in employee wages and benefits (2) increase in finance personnel to support our new ERP accounting system to support the activities of our consulting projects and to strengthen our internal controls for Sarbanes Oxley compliance, (3) larger office space to accommodate the additional people working for our company in 2009 and (4) other consulting and general overhead costs. We incurred professional fees by engaging consulting firms to assist us (1) in establishing foreign branch offices in Abu Dhabi and Russia in 2009 and (2) establishing our Strategic Advisory Board which replaced our International Advisory Board. We expect our general and administrative expenses may increase in future periods due to the expansion of our consulting and strategic advisory services business segment and the hiring of new officers, employees and consultants to help further develop and support our consulting and strategic advisory services and technology business segments.

Research and Development Costs

The increase in research and development costs for the three months ended June 30, 2009 is due to the increase in the scope of work for our research and development activities in Russia. We expect that our research and development expenses will increase in the future periods.   Over the next 12 to 15 months we expect to incur approximately up to $5 – $6 million in research and development expenses related to the development of our proprietary nuclear fuel designs.

Stock-Based Compensation

The decrease in stock based compensation for the three months ended June 30, 2009, is due to certain long-term incentive stock options and stock that were granted in prior years under our stock plan to executives, directors, advisors and employees, which became fully vested in 2008. Stock based incentives were granted to current management and employees on April 6, 2009 and on July 14, 2009. Stock-Based compensation will be offered to attract new employees in 2009, due to our expansion to meet the demands of contracts with our current customer, and anticipated future business with new customers. We expect Stock-Based compensation to increase in future periods due to issuance of these new equity grants in 2009.

Other Income and Expense

The decrease in other income and expense for the three months ended June 30, 2009 is due to the decrease in interest income earned on our idle cash.

Comparison of the Six Months Ended June 30, 2009 to June 30, 2008

The following table summarizes certain aspects of the Company’s consolidated results of operations for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

	Six Months Ended
	June 30,		(Decrease)	(Decrease)
	2009	2008	Change $	Change %

Consulting Revenues	$6,374,538	$8,116,625	$(1,742,087)	(21)%

Cost of services provided
Consulting expenses	$3,637,364	$3,384,566	$252,798	7%
% of total revenues	57%	42%

Gross profit	$2,737,174	$4,732,059	$(1,994,885)	(42)%
% of total revenues	43%	58%

Operating Expenses
General and administrative	$2,107,717	$3,116,987	$(1,009,270)	(32)%
% of total revenues	33%	38%

Research and development expenses	$1,012,917	$285,449	$727,468	255%
% of total revenues	16%	4%

Stock-based compensation	$2,497,544	$2,787,179	$(289,635)	(10)%
% of total revenues	39%	34%

Total Operating Loss	$(2,881,004)	$(1,457,556)	$1,423,448	98%
% of total revenues	(45)%	(18)%

Other Income and (Expenses)
Interest income/expense, other	$11,593	$(295,570)	$307,163	104%
% of total revenues	0%	-4%

Net loss - before income taxes	$(2,869,411)	$(1,753,126)	$1,116,285	64%
% of total revenues	(45)%	(22)%

Revenues

The $6.4 million of revenue for the six months ended June 30, 2009, was generated from our consulting and strategic advisory services business segment. This revenue earned was from the continuation of consulting work we performed, pursuant to the August 1, 2008 consulting contracts we signed with ENEC and FANR, mentioned above. We expect to continue in 2009 to provide consulting services under both of these agreements, following the successful work we performed in 2008 for the ENEC and FANR projects.

We entered into a next phase follow-on agreement in March 2009 to continue our consulting services under the ENEC agreement for 2009. We anticipate that revenue earned in 2009 from this follow-on agreement will be up to $7 million. We entered into a follow-on consulting agreement for FANR work as well, in an amount up to $10 million of revenue to be earned in 2009. Revenue earned under both these agreements in 2009 will be recognized on a time and material basis. The revenue to be earned and recognized under both of these agreements will depend upon the agreed upon work plans and time spent working on these projects, which can be more or less than the revenue amounts initially planned to be earned under these agreements. Notwithstanding normal variations in billable hours, we have recently re-negotiated our billing rates under these contracts to further enhance and maintain the competitiveness of our advisory services.  As a result, in future reporting periods we anticipate generating lower revenue on a per billable hours basis, which would adversely affect our total revenue and gross margin.  We entered into a consulting agreement with Areva for $550,000 on August 3, 2009 (see the details of this agreement in the above recent events section of this 10-Q filing). We anticipate entering into other consulting and technology agreements with our existing and new clients that may generate new 2009 revenues.

The $8.1 million of revenue for the six months ended June 30, 2008 was earned from our Roadmap and Quickstart consulting projects with the UAE, the first two consulting projects that we started working on during the fourth quarter of 2007 to June 2008. The revenue from the Roadmap project was recognized on a completed performance model method, where revenue is usually recognized near the end of the contract and from the Quickstart project when substantially all of the project deliverables under the contract were completed and then approved by the EAA.

Cost of Services Provided

The increase in the cost of services for the six months ended June 30, 2009 is due to expenses related to the consulting, professional, administrative and other costs allocated to the consulting projects, which were incurred to perform and support the work done for our consulting projects in Abu Dhabi.

Gross Margin

Gross margin is lower for the six months ended June 30, 2009 versus the same period in 2008 because the advisory contracts changed from fixed price contracts to time and expense contracts. We expect our future gross margins from our present advisory contracts with the EAA to decrease, due to the recent reduction in our hourly billing rates to the EAA.

General and Administrative Expenses

There was a 32 percent decrease in the general and administrative expenses (G&A) for six months ended June 30, 2009 as compared to the same period in 2008. The decrease in G&A was due to an increase in the allocation of indirect G&A costs to support our consulting and strategic advisory services business segment, which was allocated to cost of services provided, mentioned above. The G&A allocation of approximately $1,236,000 was equal to 37% of total G&A type costs for the six months ended June 30, 2009. This decrease was partially offset by an increase in absolute dollars for the six months ended June 30, 2009 to (1) increase in employee wages and benefits (2) establish a human resources department to hire new consultants with the proper nuclear expertise for our consulting projects, (3) increase in finance personnel to support our new ERP accounting system to support the activities of our consulting projects and to strengthen our internal controls for Sarbanes Oxley compliance, (4) larger office space to accommodate the additional people working for our company in 2009 and (5) other consulting and general overhead costs. We incurred professional fees by engaging consulting firms to assist us (1) in establishing foreign branch offices in Abu Dhabi and Russia in 2009 and (2) establishing our Strategic Advisory Board which replaced our International Advisory Board. We expect our general and administrative expenses may increase in future periods due to the expansion of our consulting and strategic advisory services business segment and the hiring of new officers, employees and consultants to help further develop and support our consulting and strategic advisory services and technology business segments.

Research and Development Costs

The increase in research and development costs for the six months ended June 30, 2009 is due to the increase in the scope of work for our research and development activities in Russia. We expect that our research and development expenses will increase in the future periods.   Over the next 12 to 15 months we expect to incur approximately up to $5 – $6 million in research and development expenses related to the development of our proprietary nuclear fuel designs.

Stock-Based Compensation

The decrease in stock based compensation for the six months ended June 30, 2009, is due to certain long-term incentive stock options and stock that were granted in prior years under our stock plan to executives, directors, advisors and employees, which became fully vested in 2008. Stock based incentives were granted to current management and employees on April 6, 2009 and on July 14, 2009. We anticipate that stock based incentives will be offered to attract new employees in 2009, due to our expansion to meet the demands of contracts with our current customer, and anticipated future business with new customers.

Other Income and Expense

The decrease in other income and expense for the six months ended June 30, 2009 is due to the decrease in interest income earned on our idle cash.

Liquidity and Capital Resources

As of June 30, 2009, we had a total of cash and cash equivalents of $4.9 million. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

	Cash Flow
	Six Months Ended
	June 30,
	2009	2008

Net cash used in operating activities	$(639,148)	$(3,086,787)
Net cash used in investing activities	$(30,379)	$—
Net cash provided by financing activities	$—	$39,542
Net cash outflow	$(669,527)	$(3,047,245)

Operating Activities

Net cash used in our operating activities decreased by $2,447,639 for the six months ended June 30, 2009, compared to the same period in 2008.  This decrease in funds used in our operating activities was primarily due to the increase in the collections of our accounts receivable in 2009 and the prepayment of consulting fees we received in 2007, for revenue we earned and recognized for the six months ended June 30, 2008. This decrease in the cash used in operating activities was partially offset by an increase in our cost of consulting services provided to perform these contracts, which was paid to our employees and consultants in order to provide the necessary services related to these consulting projects. The other changes to the operating activities cash flows are mentioned above in the consolidated results of operations section of this management discussion and analysis, regarding expenses incurred for general and administrative expenses mentioned above, and items mentioned in the other income and expense.

Investing Activities

Net cash used in our investing activities increased for the six months ended June 30, 2009 which was due to professional fees incurred for the filing of patent applications. These patent applications are filed for the new developments resulting from our research and development activities in our fuel technology business segment. We also acquired property and equipment during the six month period ended June 30, 2009.

Financing Activities

Net cash provided by our financing activities decreased for the six months ended June 30, 2009, compared to the same period in 2008 by $39,542. This decrease in the cash used in financing activities was mainly attributable to a decrease in the proceeds from the issuance of stock, offset by a decrease in the payments of notes payable.

Management expects that the proceeds from our consulting agreements in 2009, as well as the expected proceeds for the remainder of 2009 that we will earn under the two consulting agreements we entered into in August 2008 and the follow-on agreements, will meet our foreseeable working capital needs for our current operations until sometime in 2010. However, we will need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity to support our longer term business plan. We will also need to raise capital to support our overhead operation if the consulting and strategic advisory services business becomes non-sustaining. If we need to obtain additional financing, that financing may not be available or we may not be able to obtain that financing on terms acceptable to us. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of our outstanding common stock.

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

Income Taxes

We account for income taxes using the liability method in accordance with SFAS No.109, Accounting for Income Taxes, which requires the recognition of deferred tax assets or liabilities for the tax-effected temporary differences between the financial reporting and tax bases of our assets and liabilities and for net operating loss and tax credit carry forwards. The tax expense or benefit for unusual items, prior year tax exposure items or certain adjustments to valuation allowances are treated as discrete items in the interim period in which the events occur.

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

We recognized the revenues for our first consulting project which we completed in March 2008, using the completed performance model and for our second consulting project as contract deliverables were delivered and agreed upon by our client. We recognize revenue from the current two consulting agreements that we entered into in August 2008, which we are now working on in 2009, as time and materials contracts.

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

Intangibles

As presented on the accompanying balance sheet, we had patents with a net book value of $236,215 as of June 30, 2009. There are many assumptions and estimates that may directly impact the results of impairment testing, including an estimate of future expected revenues, earnings and cash flows, and discount rates applied to such expected cash flows in order to estimate fair value. We have the ability to influence the outcome and ultimate results based on the assumptions and estimates we choose for testing. To mitigate undue influence, we set criteria that are reviewed and approved by various levels of management. The determination of whether or not intangible assets have become impaired involves a significant level of judgment in the assumptions. Changes in our strategy or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets. We will amortize our patents when they are placed in service. Our patents were not placed into service as of June 30, 2009.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of June 30, 2009, and was effective during the entire quarter ended June 30, 2009.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS

There were no unregistered sales of equity securities during the fiscal quarter ended June 30, 2009.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the fiscal quarter ended June 30, 2009.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 29, 2009, we held an annual meeting at which a majority of the Company’s shareholders (i) elected five (5) directors to our Board of Directors, and (ii) ratified the appointment of Child, Van Wagoner & Bradshaw PLLC as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009.

The following table sets forth the matters voted upon at the annual meeting and the results of the voting on each matter voted upon:

Matter Voted Upon	Votes For	Withheld	Votes Against	Abstentions	Broker Non-Votes
Election of Seth Grae to the Company’s Board of Directors	227,069,222	8,225,644	—	—	—
Election of Thomas Graham Jr. to the Company’s Board of Directors	233,558,722	1,736,144	—	—	—
Election of Victor Alessi to the Company’s Board of Directors	231,820,971	3,473,895	—	—	—
Election of Jack Ladd to the Company’s Board of Directors	231,855,434	3,439,432	—	—	—
Election of Daniel Magraw to the Company’s Board of Directors	231,858,584	3,436,282	—	—	—
Approval of Child, Van Wagoner & Bradshaw PLLC as the Company’s independent accountants for fiscal year 2009	232,233,454	—	2,688,189	373,223	—

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

Date: August 10, 2009

THORIUM POWER, LTD.

By:	/s/ Seth Grae
Seth Grae
Chief Executive Officer,
President and Director
(Principal Financial Officer)

By:	/s/ James Guerra
James Guerra
Chief Operating Officer and
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation.
3.2	By-laws (incorporated by reference from the Company’s Current Report on Form 8-K filed on September 18, 2006).
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