Form 10-Q
period 2009-09-30
LIGHTBRIDGE Corp
filed 2009-11-12
CIK 1084554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File Number: 000-28543

LIGHTBRIDGE CORPORATION
 (Exact name of registrant as specified in its charter)
Nevada	91-1975651
(State or other jurisdiction of	(I.R.S. Empl. Ident. No.)
incorporation or organization)

1600 Tyson’s Boulevard, Suite 550
McLean, VA  22102
(Address of principal executive offices, Zip Code)

(571) 730-1200
(Registrant’s telephone number, including area code)
Thorium Power Ltd.
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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes   ☐  No  ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 11, 2009 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	10,154,512

Transitional Small Business Disclosure Format (check one):  Yes   ☐  No  ☒

ITEM 1.     FINANCIAL STATEMENTS

LIGHTBRIDGE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND 2008

Lightbridge Corporation
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$3,872,046	$5,580,244
Restricted cash	651,409	650,000
Accounts receivable - project revenue and reimbursable project costs	2,070,121	5,357,804
Prepaid expenses & other current assets	865,283	394,315
Total Current Assets	7,458,859	11,982,363

Property Plant and Equipment -net	101,139	108,121

Other Assets
Patent costs	241,845	217,875
Security deposits	125,548	138,418
Total Other Assets	367,393	356,293

Total Assets	$7,927,391	$12,446,777

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$2,081,323	$5,138,979

Total Liabilities	2,081,323	5,138,979

Commitments and contingencies

Stockholders' Equity

Preferred stock, $0.001 par value, 50,000,000 authorized shares, no shares issued and outstanding	-	-

Common stock, $0.001par value, 500,000,000 authorized, 10,154,168 shares issued and outstanding at September 30, 2009 and 10,049,769 shares (restated for reverse stock split of 1 to 30) issued and outstanding at December 31, 2008	10,154	10,050

Additional paid in capital - stock and stock equivalents	52,996,913	48,898,894

Accumulated Deficit	(46,646,308)	(41,489,974)

Common stock reserved for issuance, 3,869 shares and 16,135 shares (restated for reverse stock split of 1 to 30) at September 30, 2009 and December 31, 2008, respectively	34,250	114,787

Deferred stock compensation	(548,941)	(225,959)
Total Stockholders' Equity	5,846,068	7,307,798

Total Liabilities and Stockholders' Equity	$7,927,391	$12,446,777

The accompanying notes are an integral part of these condensed consolidated financial statements

Lightbridge Corporation
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
(Loss)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue:

Consulting Revenue	$2,009,548	$6,746,500	$8,384,086	$14,863,125

Cost of Consulting Services Provided	1,289,552	1,862,309	4,926,916	5,246,875

Gross Margin	719,996	4,884,191	3,457,170	9,616,250

Operating Expenses
General and administrative	1,550,994	2,478,894	3,624,462	5,595,881
Research and development expenses	325,044	211,779	1,337,961	497,228
General and administrative - stock-based compensation	1,135,171	1,384,828	3,666,964	4,172,007
Total Operating Expenses	3,011,209	4,075,501	8,629,387	10,265,116

Operating income ( loss)	(2,291,213)	808,690	(5,172,217)	(648,866)

Other Income and (Expenses)
Realized loss on marketable securities	0	0	0	(438,750)
Interest income	5,197	19,113	21,717	162,293
Foreign currency transaction loss	(907)	0	(5,834)	0
Total Other Income and Expenses	4,290	19,113	15,883	(276,457)

Net income ( loss) before income taxes	(2,286,923)	827,803	(5,156,334)	(925,323)

Income taxes	0	(24,799)	0	7,140

Net income ( loss)	(2,286,923)	852,602	(5,156,334)	(932,463)

Other Comprehensive Income (Loss)
Unrealized gain on marketable securities	0	437,234	0	433,719

Total Comprehensive Income (Loss)	$(2,286,923)	$1,289,836	$(5,156,334)	$(498,744)

Net Income(Loss) Per Common Share, Basic and diluted	$(0.23)	$0.09	$(0.51)	$(0.09)

Weighted Average Number of shares outstanding for the period used to compute per share data - (prior reporting periods restated to reflect 1 to 30 reverse stock split)	10,140,767	9,987,178	10,085,913	10,013,543

The accompanying notes are an integral part of these condensed consolidated financial statements

Lightbridge Corporation
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended
	September 30,
	2009	2008
Operating Activities:
Net Loss	$(5,156,334)	$(932,463)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock-based compensation	3,694,604	4,500,411
Depreciation and amortization	20,084	11,593
Loss on marketable securities - available for sale	0	433,719
Changes in non-cash operating working capital items:
Accounts receivable - fees and reimburseable project costs	3,287,683	(759,929)
Prepaid expenses and other current assets	(470,968)	88,449
Security deposits	12,870	(138,418)
Accounts payable, accrued liabilities and other current liabilities	(3,057,656)	(319,406)
Deferred revenue	0	(523,125)
Deferred project costs - net	0	371,631
Net Cash Provided By (Used In) Operating Activities	(1,669,717)	2,732,462

Investing Activities:
Property and equipment	(13,102)	(192,198)
Patent costs	(23,970)	0
Net Cash Used In Investing Activities	(37,072)	(192,198)

Financing Activities:
Proceeds from issue of common shares	0	49,975
Payments on notes payable and other	0	(10,433)
Increase in restricted cash	(1,409)	0
Net Cash Provided by (Used In) Financing Activities	(1,409)	39,542

Net Increase (Decrease) In Cash and Cash Equivalents	(1,708,198)	2,579,806

Cash and Cash Equivalents, Beginning of Period	5,580,244	9,907,691

Reclassification of cash equivalents to marketable securities - available for sale	0	(2,127,429)

Cash and Cash Equivalents, End of Period	$3,872,046	$10,360,068

Supplemental Disclosure of Cash Flow Information
Cash paid during the year:
Interest paid	$0	$40
Income taxes paid	$266,000	$31,939

The accompanying notes are an integral part of these condensed consolidated financial statements

Lightbridge Corporation
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Nine Months Ended September 30, 2009 (Unaudited) and Year Ended December 31, 2008

	Common Stock		Additional Paid-in	Accumulated	Common Stock Reserved For Future	Accumulated Other Comprehensive	Deferred Stock	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Issuance	Income	Compensation	Shares	Amount	Equity

Balance - December 31, 2007 – restated to reflect 1 for 30 reverse stock split	9,967,139	9,967	42,080,782	$(38,630,572)	$590,000	$30,143	$(479,445)	$ __	__	$3,600,875
Unrealized loss on marketable securities						(30,143)				(30,143)
Exercise of stock options	10,678	11	49,964							49,975
Stock option expense			6,138,220							6,138,220
Stock based compensation	5,285	5	39,995		114,787		(114,787)			40,000
Amortization of deferred stock compensation costs							368,273			368,273
Shares issued	66,667	67	589,933		(590,000)					0
Net loss for the year				(2,859,402)						(2,859,402)
Balance - December 31, 2008	10,049,769	10,050	48,898,894	(41,489,974)	114,787	__	(225,959)	__	__	7,307,798
Stock based compensation			3,524,967		34,250					3,559,217
Amortization of deferred stock compensation costs							135,387			135,387
Net loss for the period				(5,156,334)						(5,156,334)

Shares issued/ net of grant forfeitures	104,399	104	573,052		(114,787)		(458,369)			0
										__

Balance - September 30, 2009	10,154,168	10,154	52,996,913	(46,646,308)	34,250	__	(548,941)	__	__	5,846,068

The accompanying notes are an integral part of these condensed consolidated financial statements

Lightbridge Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2009 and 2008

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Lightbridge Corporation and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2008, included in our Annual Report on Form 10-K for the year ended December 31, 2008.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month period have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.  When used in these notes, the terms "Company", "we", "us" or "our" mean Lightbridge Corporation and all entities included in our consolidated financial statements.

Nature of operations

Our subsidiary, Thorium Power Inc., or TPI, was incorporated in the state of Delaware on January 8, 1992. On February 14, 2006, Lightbridge Corporation entered into an agreement and plan of merger with TPI. On October 6, 2006 Lightbridge Corporation acquired TPI through a merger transaction pursuant to the agreement and plan of merger. On September 29, 2009 we changed our name from Thorium Power, Ltd. to Lightbridge Corporation and we effected a 1-for-30 reverse stock split of our common stock.

We are now engaged in two business segments. The first business segment is the development, promotion and marketing of our patented thorium-based nuclear fuel designs for existing pressurized water reactors. Presently, we are focusing most of our efforts on demonstrating and testing our nuclear fuel technology for the Russian designed VVER-1000 reactors. Operations to date in this business segment have been devoted primarily to continued development of our fuel designs, filing for certain patents related to our technology, developing strategic relationships within the nuclear power industry, and securing political as well as some financial support from the United States and Russian governments.

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

Our business model expanded in 2007, and our second business segment is providing consulting and strategic advisory services to companies and governments planning to create or expand electricity generation capabilities using nuclear power plants. We have secured four contracts with successively larger values for consulting and strategic advisory services in the United Arab Emirates, or UAE. On August 1, 2008, we signed separate consulting services agreements with two government entities to be formed by Abu Dhabi. Under these two agreements, we are to provide consulting and strategic advisory services over a contract term of five years starting from June 23, 2008, with automatic renewals of these contracts for one year periods.

On July 23, 2009, we entered into an Initial Collaborative Agreement with AREVA. Pursuant to this agreement, we will conduct the first phase of an investigation of specific topics of thorium fuel cycles in AREVA’s light water reactors, or LWRs. This first phase will focus on providing initial general results relating to evolutionary approaches to the use of thorium in AREVA’s LWRs, specifically within AREVA’s Evolutionary Power Reactor. Anticipated phase 2 and further phases of the collaboration, including a detailed study of evolutionary and longer-term thorium fuel concepts, will be conducted in accordance with additional collaborative agreements.

Lightbridge Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2009 and 2008

Phase 1 and phase 2 of the collaboration between us and AREVA are being conducted with the intention of future collaborative agreements between the two parties in order to develop and set up new products and technologies related to thorium fuel concepts. AREVA’s use of our intellectual property for commercial purposes or any purpose other than as specified in the Agreement would be separately negotiated on a royalty basis.

Pursuant to the our agreement with AREVA, each party retains ownership in its existing (i.e., developed prior to entering into the agreement) intellectual property. The parties have also agreed that AREVA will retain full ownership of any work product resulting from the services performed by us under the Agreement that relate to AREVA’s LWRs and we will retain full ownership of any work product resulting from the services performed by it under the Agreement that relate to reactors other than AREVA’s LWRs, including, but not limited to Russian VVER-type reactors.

Accounting Policies

a) Consolidation

These financial statements include the accounts of Lightbridge Corporation, a Nevada corporation, and our wholly-owned subsidiaries, Thorium Power, Inc., a Delaware corporation, and Lightbridge Power International Holding, LLC, a Delaware limited liability company.

All significant intercompany transactions and balances have been eliminated in consolidation. We have formed a branch office in the United Kingdom in 2008 called Lightbridge Advisors Limited, which is wholly-owned by our subsidiary Lightbridge Power International Holding, LLC, as well as a branch office in Moscow Russia, established in July 2009.

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

Significant Estimates

These consolidated financial statements include some amounts that are based on management's best estimates and judgments. The most significant estimates relate to valuation of stock grants and stock options, the valuation allowance for deferred taxes, impairment testing of intangible assets and various contingent liabilities. It is reasonably possible that the above-mentioned estimates and others may be adjusted as more current information becomes available, and any adjustment could be significant in future reporting periods.

c) Revenue Recognition

Consulting Business Segment

Revenue—at the present time we are deriving substantially all of our revenue from our consulting and strategic advisory services business segment, by offering services to foreign governments planning to create or expand electricity generation capabilities using nuclear power plants. Our fee structure for each client engagement is dependent on a number of variables, including the size of the client, the complexity, the level of the opportunity for us to improve the client’s electrical generation capabilities using nuclear power plants, and other factors. The accounting policy we use to recognize revenue depends on the terms of the specific contract. All of our consulting contracts mentioned below are with the Executive Affairs Authority, or EAA, of Abu Dhabi, one of the member Emirates of the UAE, and the related entities to be formed: Emirates Nuclear Energy Corporation, or ENEC, and Federal Authority for Nuclear Regulation, or FANR. All of our revenues recognized for 2009 were recognized on a time and expense basis. All of our revenues recognized for the first quarter of 2008 were recognized under the completed performance model of revenue recognition for our first consulting project with EAA (Roadmap). All of our revenues for the second quarter of 2008 were derived from the completion of the defined contract deliverables required from the second consulting contract entered into in March 2008 with the EAA, and completed in June 2008. All of our consulting revenue was recognized on a time and expense basis for the third and fourth quarter of 2008.

Lightbridge Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2009 and 2008

Certain customer arrangements require evaluation of the criteria outlined in the accounting standards of reporting revenue Gross as a Principal Versus Net as an Agent  (“EITF 99-19”), in determining whether it is appropriate to record the gross amount of revenue and related costs or the net amount earned as agent fees. Generally, when we are primarily obligated in a transaction, revenue is recorded on a gross basis. Other factors that we consider in determining whether to recognize revenue on a gross versus net basis include our assumption of credit risk, our latitude in establishing prices, our determination of service specifications and our involvement in the provision of services. When we conclude that we are not primarily obligated as a principal, we record the net amount earned as agent fees within net sales.

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

Technology Business Segment

Once our thorium-based nuclear fuel designs have advanced to a commercially usable stage, we will seek to license our technology to major government contractors or nuclear companies, working for the U.S. and other governments. We expect that our revenue from license fees will be recognized on a straight-line basis over the expected period of the related license term.

We recognize revenue from our agreement with AREVA upon the completion of certain defined contract deliverables that are accepted by AREVA.

d) Stock-Based Compensation

We account for stock-based awards at the fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the average of the high bid and low asked prices of the shares in the market on the trading day immediately preceding the grant date. Such value is recognized as expense over the service period, net of estimated forfeitures.

e) Earnings per Share

Basic earnings per share is calculated using our weighted-average outstanding common shares. Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method.

f) Recent Accounting Pronouncements

FASB Accounting Standards Codification (Accounting Standards Update “ASU” 2009-1). In June 2009, the FASB approved its Accounting Standards Codification, or Codification, as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification is effective for interim or annual financial periods ending after September 15, 2009 and impacts our financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of our financial statements or disclosures as a result of implementing the Codification during the quarter ended September 30, 2009. As a result of our implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable.

In April 2008, the FASB issued guidance regarding the, “Determination of the Useful Life of Intangible Assets.” This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of this guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under other U.S. generally accepted accounting principles. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. Certain disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.

Lightbridge Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2009 and 2008

Interim Disclosures about Fair Value of Financial Instruments (Included in ASC 825 “Financial Instruments”, previously FSP SFAS No. 107-1). This guidance requires that the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, be included in interim financial statements. This guidance also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. FSP 107-1 was effective for interim periods ending after September 15, 2009. The adoption of FSP 107-1 did not have a material impact on our Consolidated Financial Statements. The fair value of all cash, receivables and payables are equal to the carrying amounts.

In May 2009, the FASB issued guidance regarding “Subsequent Events” (Included in ASC 855 “Subsequent Events”, previously SFAS No. 165). This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.

2. FINANCIAL STATUS OF THE COMPANY

We are currently executing our strategic plan for 2009 and working on determining our future cash needs. Management anticipates, based on its current working capital and projected working capital requirements, that it will have enough working capital funds to sustain its current operations at its current operating level until sometime in 2010. In support of the our longer-term business plan, we will need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity to finance its research and development expenditures. We may also need to raise additional capital sooner to support our overhead operation if the consulting and strategic advisory services business becomes non-sustaining. Currently, we are working on revenue opportunities with the overall goal of increasing our profitability and cash flow. We expect to meet all of its financial commitments and operating needs for 2009.

3.  CONSULTING REVENUES

ENEC and FANR Projects

Substantially all of our revenue earned in the amount of approximately $3.0 million for the first quarter of 2009, $3.4 million for the second quarter of 2009 and approximately $1.9 million for the third quarter of 2009, has been derived from the two consulting contracts we entered into in August 2008, for consulting services to be rendered for future periods.  The variation in revenue reflects the uneven nature of consulting projects and the timing of revenues recognized on the respective projects.

We expect to continue to provide strategic advisory services to the EAA of Abu Dhabi and to both the ENEC and FANR entities during the five-year term of these consulting agreements. Under these agreements, revenue will be recognized on a time and expense basis. We periodically discuss our consulting work with the EAA of Abu Dhabi, who will review the work we perform, and our reimbursable travel expenses, prior to the date of our monthly invoicing for services and expenses.

Travel costs and other reimbursable costs under these contracts are reported in the accompanying statement of operations as both revenue and cost of consulting services provided, and totaled approximately $122,000 for the three months ended September 30, 2009 and approximately $760,000 for the nine months ended September 30, 2009. The total travel and other reimbursable expenses that have not been reimbursed are being presented on the accompanying balance sheet and included in total accounts receivable in the amount of approximately $26,000 at September 30, 2009. The remaining accounts receivable reported at September 30, 2009 of approximately $2,044,000, represents consulting fees billed and due for the work performed for both the ENEC and FANR projects mentioned above, as well as work performed on the AREVA project. Total accounts receivable reported on the accompanying balance sheet is approximately $2,070,000 at September 30, 2009.

Lightbridge Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2009 and 2008

4. BUSINESS SEGMENTS

We have two principal operating segments, which are (1) technology (includes the AREVA contract) and (2) consulting and strategic advisory services. These operating segments were determined based on the nature of the operations and the services offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker, in deciding how to allocate resources and in assessing performance. Our Chief Executive Officer and Chief Operating Officer/Chief Financial Officer have been identified as the chief operating decision makers. Our chief operating decision makers direct the allocation of resources to operating segments based on the profitability, the cash flows, and the business plans of each respective segment.

We evaluate performance based on several factors, of which the primary financial measure is business segment income before taxes. The following tables show the operations of our reportable segments for the three months and nine months ended September 30, 2009 and 2008.

BUSINESS SEGMENT RESULTS – THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	Consulting		Fuel Technology		Corporate and Eliminations		Total
	2009	2008	2009	2008	2009	2008	2009	2008

Revenue	1,941,382	6,746,500	68,166	—	—	—	2,009,548	6,746,500

Segment Profit (Loss) – Pre Tax	570,588	4,884,191	(402,388)	(376,733)	(2,455,123)	(3,679,655)	(2,286,923)	827,803

Total Assets	2,008,435	875,515	379,553	217,875	5,539,403	11,353,387	7,927,391	12,446,777

Property Additions	—	—	—	—	1,900	192,198	1,900	192,198

Interest Expense	—	—	—	—	—	—	—	—

Depreciation	—	—	—	—	7,080	8,126	7,080	8,126

BUSINESS SEGMENT RESULTS – NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	Consulting		Fuel Technology		Corporate and Eliminations		Total
	2009	2008	2009	2008	2009	2008	2009	2008
Revenue	8,315,921	14,863,125	68,166	—	—	—	8,384,086	14,863,125

Segment Profit (Loss) - Pre Tax	3,170,607	9,616,250	(1,415,304)	(954,365)	(6,911,638)	(9,587,208)	(5,156,334)	(925,323)

Total Assets	2,008,435	875,515	379,553	217,875	5,539,403	11,353,387	7,927,391	12,446,777

Property Additions	—	—	—	—	13,102	192,198	13,102	192,198

Interest Expense	—	—	—	—	—	40	—	40

Depreciation	—	—	—	—	20,084	11,593	20,084	11,593

Lightbridge Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2009 and 2008

5. RESEARCH AND DEVELOPMENT COSTS

Research and development costs, included in the statement of operations amounted to approximately $325,000 and $212,000 for the three months ended September 30, 2009 and 2008, respectively and approximately $1,338,000 and $497,000 for the nine months ended September 30, 2009 and 2008, respectively. Total cumulative expense has amounted to $7,586,867 from January 8, 1992 to September 30, 2009. These totals do not include the costs incurred on the research and development contracts shown below of $145,228, which may result in potential intellectual property for us to use in the future, for other than AREVA’s LWRs reactors, including but not limited to Russian VVER-type reactors.

Research and Development Contracts

We entered into a contract with AREVA on July 23, 2009, under which we are obligated to perform certain specific research and development activities under an Initial Collaborative Agreement. We receive fees under the terms of this Agreement.

AREVA is obligated to pay us a total of $550,000 for services provided in phase 1, assuming no early termination and assuming completion of the original scope of work. AREVA will also reimburse us for any reasonable out of pocket expenses properly incurred by us and directly attributable to the provision of the services outlined in the Agreement.

Compensation earned and costs incurred by us for the three months and nine months ended September 30, 2009 under this contract are as follows:

Fees & Expense Reimbursements	$68,166

Costs incurred to date - charged to cost of consulting services provided	$145,228

Deferred projects costs, included on the balance sheet in the caption “prepaid expenses and other current assets”, totaled $25,758 at September 30, 2009. Deferred project costs are then recognized or amortized to an expense captioned, “cost of consulting services provided” (on the accompanying Statement of Operations), when the revenue is to be recognized or when the project is completed.

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:	September 2009	December 2008

Trade Payables	$84,162	$2,474,564
Accrued Expenses	1,226,403	801,082
Accrued Payroll and Severance	770,758	1,863,333

	$2,081,323	$5,138,979

7.  STOCKHOLDERS' EQUITY

On September 29, 2009, the 1-for-30 reverse split of our common shares became effective. Total common stock outstanding at September 30, 2009 and December 31, 2008 was 10,154,168 and 10,049,769, respectively (restated to reflect the 1 for 30 reverse stock split). This reverse stock split resulted in a decrease in the par value of the common stock and a corresponding increase in additional paid in capital of $294,471and $291,443 at December 31, 2009 and 2008, respectively. At September 30, 2009, there were 3,869 shares reserved for future issuance and 2,007,717 stock options outstanding, all totaling 12,165,754 of total stock and stock equivalents outstanding at September 30, 2009.

Lightbridge Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2009 and 2008

a) Stock-based Compensation

We have a stock-based compensation plan to reward for services rendered by officers, directors, employees and consultants. On July 17, 2006, we amended this stock plan. We have reserved 2,500,000 shares of common stock of our unissued share capital for the stock plan. Other limitations are as follows:

(i)	No more than an aggregate of 1,250,000 shares can be granted for the purchase of restricted common shares during the term of the stock plan;

(ii)	The maximum number of shares of common stock with respect to which options may be granted to any one person during any fiscal year may not exceed 266,667 shares; and

(iii)	The maximum number of restricted shares that may be granted to any one person during any fiscal year may not exceed 166,667 common shares.

Total stock options outstanding at September 30, 2009 were 2,007,717 of which 1,395,769 of these options were vested at September 30, 2009. Stock option expense was $1,062,039 and $3,454,969 for the three months and nine months ended September 30, 2009.

Stock option transactions to the employees, directors, advisory board members and consultants are summarized as follows for the nine months ended September 30, 2009:

Stock Options Outstanding	2009
Beginning of the year	1,736,179
Granted	406,749
Exercised	—
Forfeited	(85,663)
Expired	(49,548)
End of period	2,007,717
Options exercisable	1,395,769

The above table includes options issued as of September 30, 2009 as follows:

i).	A total of 601,262 non-qualified 5-10 year options have been issued, and are outstanding, to advisory board members at exercise prices of $4.50 to $19.20 per share.

ii).
A total of 1,168,755 non-qualified 5-10 year options have been issued, and are outstanding, to our directors, officers and employees at exercise prices of $4.50 to $23.85 per share. From this total, 683,985 options are outstanding to the Chief Executive Officer who is also a director, with remaining contractual lives of 0.9 – 9.8 years. All other options issued have a remaining contractual life ranging from 0.8 years to 9.8 years.

iii).	A total of 237,700 non-qualified 3-10 year options have been issued, and are outstanding, to our consultants at exercise prices of $4.68 to $15.30 per share.

The following table provides certain information with respect to the above-referenced stock options that are outstanding and exercisable at September 30, 2009:

Lightbridge Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2009 and 2008

	Stock Options Outstanding		Stock Options Vested
Exercise Prices	Weighted Average Remaining Contractual Life - Years	Number of Awards	Number of Awards	Weighted Average Exercise Price
$4.50 - $8.70	5.66	981,621	523,179	$5.59
$9.00 - $12.90	6.40	188,891	134,610	$10.46

$13.20-$18.90	5.19	530,536	456,311	$14.06 7
$19.20-$23.85	5.90	306,669	281,669	$22.75

Total	5.64	2,007,717	1,395,769	$12.29

The aggregate intrinsic value of stock options outstanding at September 30, 2009 was $2,466,690 of which $1,295,260 related to vested awards. Intrinsic value is calculated based on the difference between the exercise price of the underlying awards and the quoted price of our common stock as of the reporting date ($8.05 per share as of the close on September 30, 2009).

Assumptions used in the Black Scholes option-pricing model for the nine months ended September 30, 2009 and 2008 were as follows:

	Nine months ended
	9/30/2009	9/30/2008

Average risk-free interest rate	2.99%	3.61%
Average expected life	10 years	8.8 years
Expected volatility	97.63%	112.3%
Expected dividends	0%	0%

Stock-based compensation expense includes the expense related to (1) grants of stock options, (2) grants of restricted stock, and (3) stock issued as consideration for some of the services provided by our directors and strategic advisory council members. We record these director stock-based compensation expenses and advisory council stock-based compensation expenses in the caption with all of our other general and administrative expenses. Grants of stock options and restricted stock are awarded to our employees, directors, consultants and board members, and we recognize the fair market value of these awards ratably as they are earned. The expense related to payments in stock for services is recognized as the services are provided.

During the three months ended September 30, 2009 and 2008, $1,175,507 and $1,733,234 respectively, was recorded as total stock-based compensation. For the three months ended September 30, 2009, stock-based compensation expense is presented in the Statement of Operations as $1,169,421in general and administrative expenses and $6,086 which is included in the cost of consulting services provided. For the three months ended September 30, 2008, stock-based compensation expense is presented in the Statement of Operations as $1,394,828 in general and administrative expenses and $338,406 which is included in the Cost of consulting services provided.

 During the nine months ended September 30, 2009 and 2008, $3,694,606 and $4,500,411 respectively, was recorded as total stock-based compensation. For the nine months ended September 30, 2009, stock-based compensation expense is presented in the Statement of Operations as $3,666,964 in general and administrative expenses and $27,642 which is included in the Cost of consulting services provided. For the nine months ended September 30, 2008, stock-based compensation expense is presented in the Statement of Operations as $4,172,007 in general and administrative expenses and $328,404 which is included in the Cost of consulting services provided.

The total fair market value of restricted stock awards is recorded as deferred stock compensation (a component of equity, which is presented in the Balance Sheet), as grants are awarded. Deferred stock compensation is amortized as stock-based compensation expense is recognized, or grants are forfeited. On September 30, 2009 and December 31, 2008, the balance carried in the deferred stock compensation account was $548,941 and $225,959 respectively. During the nine months ended September 30, 2009, we have amortized $135,387 as stock-based compensation expense and recorded grant forfeitures in the amount of $70,748. We have recorded deferred stock compensation related to new grants of restricted stock in the amount of $529,117 which net of the grant forfeitures of $70,748 is $458,369.

Lightbridge Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2009 and 2008

b). Warrants

There are no warrants outstanding as of September 30, 2009.

c). Common Stock reserved for Future Issuance

Common stock reserved for future issuance consists of

	Shares of	Stock
	Common	Purchase
	Stock	Warrants	Amount

Stock-based compensation	3,869	—	$34,250

8. INCOME TAXES

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes we make a cumulative adjustment. The 2009 and 2008 annual effective tax rate is estimated to be at a combined 40% for the U.S. federal and states statutory tax rates.

As of September 30, 2009 and December 31, 2008, there were no tax contingencies recorded.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting and the amounts recognized for income tax purposes. The significant components of deferred tax assets (at a 40% effective tax rate) as of September 30, 2009 and December 31, 2008 respectively, are as follows:

Deferred Tax Assets	Total Amount		Deferred Tax Asset Amount
	2009	2008	2009	2008

Capitalized start up costs	$7,125,807	$7,125,807	$2,850,323	$2,850,323
Stock-based compensation	17,929,307	14,474,338	7,171,723	5,789,735
Net operating loss carryforward	15,956,432	14,494,704	6,382,573	5,797,882
Less: valuation allowance			(16,404,619)	(14,437,940)

	$41,011,546	$36,094,849	$—	$—

We have net operating loss carryforward for federal and state tax purposes of approximately $16 million that is available to offset future taxable income. For financial reporting purposes, no deferred tax asset was recognized because at September 30, 2009 substantially all of the net operating losses are expected to expire unused. As a result, the amount of the deferred tax assets considered realizable was reduced 100% by a valuation allowance. We have no other deferred tax assets or liabilities. The change in the valuation allowance was $1,966,679 for the nine months ended September 30, 2009. Many of our operating expenses in its 2007 and 2006 tax years were classified under the internal revenue code as capitalized start-up costs which were not deductible for tax purposes in those tax years, but are now amortized as start-up costs in 2009 and 2008.

We filed a consolidated tax return with our subsidiaries.

In 2009, we prepaid federal and state income taxes in the amount of $266,000 for estimates for 2008 corporate taxes. We will receive this amount back from the Internal Revenue Service and State taxing authorities in the fourth quarter of 2009.

Lightbridge Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2009 and 2008

9.  RESEARCH AGREEMENT

On September 15, 2008, TPI, our wholly-owned subsidiary, entered into an agreement for post-irradiation examination of experimental fuel element, or the PIE Agreement, with the Russian Research Centre “Kurchatov Institute,” or Kurchatov. Under the PIE Agreement, Kurchatov agreed to perform post-irradiation examination of an irradiated uranium-zirconium seed fuel sample using non-destructive and destructive methods. Pursuant to the PIE Agreement, TPI is obligated to pay to Kurchatov a total of approximately $138,000 ($45,000 of which has already been paid), and Kurchatov is obligated to transfer to TPI the worldwide rights in all of the post-irradiation examination data generated in the course of performance by Kurchatov of work under the PIE Agreement. Kurchatov agrees not to use, in any manner, the work product associated with such post-irradiation examination work or exercise any rights associated therewith without the written consent of TPI. Further, Kurchatov is obligated to provide to TPI and its affiliates specified information and documentation for audit purposes, and to obtain any and all permits from Russian governmental entities which may be required in order for Kurchatov to perform under the PIE Agreement.

Effective on August 21, 2009, TPI entered into an agreement for ampoule irradiation testing, or the AIT Agreement, with Kurchatov. Under the AIT Agreement, TPI agreed to compensate Kurchatov for irradiation testing of TPI’s proprietary nuclear fuel designs conducted in 2008 and part of 2009. Pursuant to the AIT Agreement, TPI is obligated to pay to Kurchatov a total of $400,000, and Kurchatov is obligated to transfer to TPI the worldwide rights in all of the test data generated in the course of the irradiation testing of TPI’s proprietary nuclear fuel designs in 2008 and part of 2009, and Kurchatov agrees not to use, in any manner, the work product associated with such testing or exercise any rights associated therewith without the written consent of TPI. Further, Kurchatov is obligated to provide to TPI and its affiliates specified information and documentation for audit purposes and to obtain any and all permits from Russian governmental entities which may be required in order for Kurchatov to perform under the AIT Agreement.

In October 2009 we entered into an umbrella agreement, or the SOSNY Agreement, with Russian Limited Liability Research and Development Company, or SOSNY. SOSNY will serve as our prime contractor in Russia to manage the research and development activities related to the lead test assembly, or LTA, program for Russian designed VVER-1000 reactors. SOSNY is a leading Russian commercial nuclear entity specializing in front-end and back-end nuclear fuel cycle management and logistics services.  Specific work will be carried out under individual task orders to be issued under the SOSNY Agreement.  The scope, deliverables, and costs are to be agreed between the parties for each individual task order.  As of the date hereof, no task orders have been issued.

In addition to the above agreements, there are consulting agreements with several consultants working on various projects for the Company, which total approximately $5,000 per month.

10.  COMMITMENTS AND CONTINGENCIES

We have employment agreements with our executive officers and some consultants, the terms of which expire at various times. Such agreements provide for minimum compensation levels, as well as incentive bonuses that are payable if specified management goals are attained. Under each of the agreements, in the event the officer's employment is terminated (other than voluntarily by the officer or by us for cause, or upon the death of the officer), we, if all provisions of the employment agreements are met, are committed to pay certain benefits, including specified monthly severance.

We moved from our prior office facility and has entered into an agreement to lease new office space under the terms of a sublease with a term of 65 months commencing August 1, 2008. Under the terms of the sublease, the lease payments are inclusive of pass-through costs, which include real estate taxes and standard operating expenses. We paid the security deposit related to this sublease agreement in the amount of $120,486. We pay monthly rental fees in the amount of $40,162 in the first year of the sublease agreement, and payments increase by a factor of 4% each year thereafter. We may terminate this agreement by providing 60 days notice to the sublessor. The monthly straight-line rental expense from August 1, 2008 to December 1, 2013 is $45,189.  As a result of the straight-line rent calculation generated by the one free rent period and rent escalation, we have a deferred rent credit at September 30, 2009 of $80,239.

Future estimated rental payments under our operating leases are as follows:

Total

Year ending - December 31, 2009	$561,640
Year ending - December 31, 2010	536,467
Year ending - December 31, 2011	564,109
Year ending - December 31, 2012	586,136
Year ending - December 31, 2013	609,016
Total minimum lease payments	$2,857,368

Lightbridge Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2009 and 2008

11. SUBSEQUENT EVENTS

Subsequent Events (Included in ASC 855 “Subsequent Events”, previously SFAS No. 165). SFAS No.165, “Subsequent Events” establishes accounting and disclosure requirements for subsequent events. SFAS 165 details the period after the balance sheet date during which we should evaluate events or transactions that occur for potential recognition or disclosure in the financial statements, the circumstances under which we should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. We adopted this statement effective June 15, 2009 and have evaluated all subsequent events through the filing date with the SEC.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The words “believe,” “expect,” “anticipate,” “project,” “target,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. These statements are based on the beliefs of our management as well as assumptions made by and information currently available to us and reflect our current view concerning future events. As such, they are subject to risks and uncertainties that could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among many others: our significant operating losses; our limited operating history; uncertainty of capital resources; the speculative nature of our business; our ability to successfully implement new strategies; present and possible future governmental regulations; operating hazards; competition; the loss of key personnel; any of the factors in the “Risk Factors” section of our Annual Report on Form 10-K; other risks identified in this Report; and any statements of assumptions underlying any of the foregoing. You should also carefully review other reports that we file with the SEC. We assume no obligation and does not intend to update these forward-looking statements, except as required by law.

All statements other than statements of historical fact are statements that could be deemed forward-looking statements. We assume no obligation and does not intend to update these forward-looking statements, except as required by law. When used in this report, the terms “Lightbridge”, “Company”, “we”, “our”, and “us” refer to Lightbridge Corporation, a Nevada corporation, and its wholly-owned subsidiaries, Thorium Power, Inc., a Delaware corporation, and Lightbridge Power International Holding, LLC, a Delaware limited liability company.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Name Change and Stock Split

On September 21, 2009, we filed a Certificate of Amendment to our Articles of Incorporation with the Nevada Secretary of State to amend our Articles of Incorporation to (1) change our name from Thorium Power, Ltd. to Lightbridge Corporation, and (2) effect a 1-for-30 reverse split of our outstanding common stock.  On October 9, 2009, our common stock began trading on the Nasdaq Capital Market under the symbol “LTBR.”

General Overview

We are a provider of nuclear energy consulting and strategic advisory services and a developer of proprietary nuclear fuel designs.

Consulting and Strategic Advisory Services Business Segment

Substantially all of our revenues are derived from our Consulting and Strategic Advisory Services business segment, which provides nuclear consulting services to entities within the United Arab Emirates, or UAE, as described in Item 1 of Part 1, “Financial Statements – Note 3 – Consulting Revenues.” We may enter into additional consulting contracts to provide support and assistance to other commercial and governmental entities that are looking to develop and expand their nuclear power industry capabilities and infrastructure. In future consulting engagements, we expect that revenues may be derived either from fixed professional fee agreements or from fees generated through hourly rates, billed on a time and expense basis.

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

On August 3, 2009, we entered into two agreements with AREVA regarding our fuel technology business.  The first was an Agreement for Consulting Services, or Consulting Agreement, pursuant to which we will conduct the first phase of an investigation of specific topics of thorium fuel cycles in AREVA’s light water reactors, or LWRs. This first phase will focus on providing initial general results relating to evolutionary approaches to the use of thorium in AREVA’s LWRs, specifically within AREVA’s Evolutionary Power Reactor. We will receive total fees of $550,000 for services provided pursuant to the Consulting Agreement. The anticipated second phase and further phases of the collaboration, including a detailed study of evolutionary and longer-term thorium fuel concepts, will be conducted in accordance with additional collaborative agreements based upon the results of the first phase. The second agreement we signed with AREVA was a five-year Collaborative Framework Agreement, pursuant to which we will establish a joint steering committee with AREVA, which will be responsible for reviewing project proposals, will be empowered to make scientific and/or technical decisions and will allocate the resources required to implement future collaborative projects between us and AREVA.

To date, we have only had minimal direct revenues from our research and development activities regarding our proprietary nuclear fuel technology, and we do not expect to generate licensing revenues from this business for several years, until our fuel designs can be fully tested and demonstrated and we obtain the proper approvals to use our nuclear fuel designs in nuclear reactors. We believe we can leverage our general nuclear technology, business and regulatory expertise as well as industry relationships, to optimize our technology development plans and create integrated advisory services with the highest levels of expertise and experience in the nuclear power industry. Additionally, our knowledge of and credibility in addressing proliferation related issues that we have developed over many years, benefit our consulting strategic advisory services business. Our advisory services include a focus on non-proliferation, safety and operational transparency of nuclear power programs.

Material Opportunities and Challenges

Consulting and Strategic Advisory Services

Our emergence in the field of nuclear energy consulting is in direct response to the need for independent assessments and highly qualified and integrated strategic advisory services for countries looking to establish nuclear energy programs, while still providing a blueprint for safe, clean, efficient and cost-effective non-proliferative nuclear power. We offer full-scope planning and strategic advisory services for new and existing markets and offer such services without a bias towards or against any reactor vendor or fuel technology. We believe that there are significant opportunities available to provide services to governments that are dedicated to non-proliferative, safe, and transparent nuclear programs.

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

From our U.S. and Moscow office, we are working with Russian nuclear research institutes and Russian nuclear regulatory authorities, to have one or more of the fuel designs demonstrated in a Russian VVER-1000 reactor within the next three to four years, if we are able to obtain necessary support and enter into agreements with the Russian government and Russian research institutes. We believe that it will be necessary to enter into commercial arrangements with one or more major nuclear fuel fabricators, which in many cases are also nuclear fuel vendors, as a prerequisite to having our fuel designs widely deployed in global markets.

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

We have been building relationships with companies and organizations in the nuclear power industry for several years. We will attempt to cause some or all of these companies and organizations to work in a consortium or a joint venture type arrangement with us in the future. However, we may not be able to develop any such consortium or arrangement in the near term or at all. The companies that we have identified for potential relationships have existing contracts with nuclear power plant owner-operators, under which they supply nuclear fuel branded with their name to such nuclear power plants. We will attempt to cause these nuclear fuel vending companies to provide their nuclear power plant operating customers with fuels that are designed with our technology. To do so, we will need to enter into agreements with one or more of these companies. Without such arrangements it would be more difficult for us to license our fuel designs because, in addition to the reputations, guarantees, services, and other benefits that these nuclear fuel vendors provide when selling fuel to nuclear power plant operators, they also often have multi-year fuel supply contracts with the reactor operators. These multi-year fuel supply contracts act as a barrier to entry into the market, such that it can be almost impossible to penetrate some markets for nuclear fuel without working with a nuclear fuel vendor that can support long term contracts. If we are successful in demonstrating our fuel designs in Russia and in continuing to build relationships with nuclear fuel vendors, we believe it may lead to one or more of these major companies in the nuclear power industry working with us in producing and selling our nuclear fuel designs to commercial reactor operators and governments.

Business Segments and Periods Presented

We have provided a discussion of our results of operations on a consolidated basis and have also provided certain detailed segment information for each of our business segments below for the three months and nine months ended September 30, 2009 and 2008, in order to provide a meaningful discussion of our business segments. We have organized our operations into two principal segments: Consulting and Strategic Advisory Services and Fuel Technology. We present our segment information along the same lines that our chief executives review our operating results in assessing performance and allocating resources.

BUSINESS SEGMENT RESULTS – THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	Consulting		Fuel Technology		Corporate and Eliminations		Total
	2009	2008	2009	2008	2009	2008	2009	2008

Revenue	1,941,382	6,746,500	68,166	—	—	—	2,009,548	6,746,500

Segment Profit (Loss) – Pre Tax	570,588	4,884,191	(402,388)	(376,733)	(2,455,123)	(3,679,655)	(2,286,923)	827,803

Total Assets	2,008,435	875,515	379,553	217,875	5,539,403	11,353,387	7,927,391	12,446,777

Property Additions	—	—	—	—	1,900	192,198	1,900	192,198

Interest Expense	—	—	—	—	—	—	—	—

Depreciation	—	—	—	—	7,080	8,126	7,080	8,126

BUSINESS SEGMENT RESULTS – NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	Consulting		Fuel Technology		Corporate and Eliminations		Total
	2009	2008	2009	2008	2009	2008	2009	2008
Revenue	8,315,921	14,863,125	68,166	—	—	—	8,384,086	14,863,125

Segment Profit (Loss)- Pre Tax	3,170,607	9,616,250	(1,415,304)	(954,365)	(6,911,638)	(9,587,208)	(5,156,334)	(925,323)

Total Assets	2,008,435	875,515	379,553	217,875	5,539,403	11,353,387	7,927,391	12,446,777

Property Additions	—	—	—	—	13,102	192,198	13,102	192,198

Interest Expense	—	—	—	—	—	40	—	40

Depreciation	—	—	—	—	20,084	11,593	20,084	11,593

Consulting and Strategic Advisory Services Business

At the present time, substantially all of our revenue for the three months and nine months ended September 30, 2009, is derived from our consulting and strategic advisory services business segment by offering services to foreign governments planning to create or expand electricity generation capabilities using nuclear power plants benefiting from thorium-based or other nuclear fuels. The fee type and structure that we offer for each client engagement is dependent on a number of variables, including the complexity, the level of the opportunity for us to improve the client’s electricity generation capabilities using nuclear power plants, and other factors. Substantially all of the Company’s revenues totaling approximately $1.9 million and $8.3 million for the three months and nine months ended September 30, 2009, respectively, have been derived from our continuing work under the August 1, 2008 agreements and follow-on agreements in 2009, with the Executive Affairs Authority, or EAA, of Abu Dhabi, and upon formation, with the related entities to be formed, the Emirates Nuclear Energy Corporation, or ENEC, and the Federal Authority for Nuclear Regulation, or FANR, as described in Item 1, Part 1, “Financial Statements – Note 1 - Nature of Operations and Basis of Presentation.” We entered into next phase follow-on agreements in March 2009 and July 2009 to continue our consulting services under the ENEC and FANR agreements for 2009.

Revenue was recognized on a time and expense basis for the three months and nine ended September 30, 2009 and for the third and fourth quarter of 2008.  Revenue was recognized during our first fiscal quarter of 2008 from our initial project with the EAA called Roadmap, or the Roadmap, when the work on this contract was substantially completed March 31, 2008. We recognized revenue during the second quarter of 2008 from the second project with the EAA called the Quickstart project, or Quickstart. The revenue from Quickstart was recognized ratably over the term of the agreement, as this contract called for on-going consulting services from March 2008 through June 2008. Revenues from these two projects and the August 1, 2008 agreements mentioned above totaled $6.7 million and $14.9 million for the three months and nine months ended September 30, 2008, respectively.

The cost of consulting services provided was approximately $1.1 million and $4.8 million for the three months and nine months ended September 30, 2009, respectively, and $1.9 million and $5.2 million for the three months and nine months ended September 30, 2008, respectively. These amounts consisted primarily of direct labor consulting expenses and other labor support costs incurred, as mentioned in the general overview section above. Some indirect corporate overhead expenses incurred were allocated to the consulting and strategic advisory services business segment, and are included above in the business segment information chart as part of Segment Profit – Pre tax.

Technology Business

On August 3, 2009, we entered into a consulting agreement with AREVA for $550,000 as discussed above. For the three and nine months ended September 30, 2009 our total revenue from AREVA was approximately $68,000 (fees of $52,000 and expense billings of $16,000).  As of the date hereof, we have successfully completed the first two out of the total of six tasks under Phase 1 of the consulting agreement.  We are executing work on the remaining tasks as planned.

Over the next 12 to 15 months we expect to incur up to $5 – $6 million in research and development expenses related to the development of our proprietary nuclear fuel designs. We expect to incur these expenses after we have entered into formal agreements with Russian nuclear entities that will grant us licensing and other rights to use such technologies or intellectual property developed by the Russian entities. Any such agreement may require formal review and approval by the Russian State Atomic Energy Corporation (RosAtom). We have spent approximately $1.3 million for research and development so far in 2009, and a cumulative amount from the date of our inception (January 8, 1992, date of inception of Thorium Power Inc.) to September 30, 2009 of approximately $7.6 million. As of May 1, 2008, we established an office in Moscow and leased office space to support research and development activities in Russia, and, in July 2009, we hired several employees (former consultants) to work on our research and development projects in Russia.

Over the next several years, we expect that our research and development activities will increase and will be primarily focused on testing and demonstration of our fuel technology for VVER-1000 reactors. The main objective of this research and development phase is to prepare for full-scale demonstration of our nuclear fuel technology in an operating commercial VVER-1000 reactor in Russia. Key research and development activities will include: (1) Scaling up the fuel fabrication process to full length (10 feet) rods used in commercial VVER-1000 reactors, (2) Validating thermal hydraulic performance of the full size (10 feet) seed and blanket fuel assembly, (3) Performing post-irradiation examination of fuel samples that have been irradiated in ampoules in the IR-8 research reactor and conducting loop irradiation testing, and (4) Obtaining final regulatory approvals for insertion of fuel in VVER-1000 commercial reactors. As this research and development program relates to commercial applications of our fuel technology, and retaining ownership or control over as much key intellectual property as we possibly can is critical to the long-term success of our licensing business model, our plan is to fully fund these research and development activities ourselves. At the same time, we do not currently plan to fund research, testing and demonstration of our thorium/weapons-grade plutonium disposing fuel, which can only be used in the U.S.-Russia government-to-government weapons-grade plutonium disposition program and has no commercial applications. Hence, funding for any future research and development activities on this fuel design would have to be provided by the U.S. government or other stakeholders.

Financial Status

At September 30, 2009, our total assets were approximately $7.9 million and total liabilities were approximately $2.0 million. From the results of operations including our consulting business segment, our working capital surplus at December 31, 2008 was $6.8 million, and as of September 30, 2009, our working capital surplus was $5.5 million. Accounts payable and accrued liabilities balance as of September 30, 2009 equaled approximately $2.0 million, a decrease of approximately $3.1 million from the total accounts payable and accrued expenses reported at December 31, 2008.

Management expects that our current cash position, as well as the revenue and profits that are expected to be earned from our follow-on agreements from the two consulting agreements entered into in August 2008, and the AREVA agreement, will meet our foreseeable working capital needs for our current operations until sometime in 2010. We anticipate entering into other consulting and technology agreements with our existing and new clients that may generate additional revenues in 2009 and beyond.  In support of our longer-term business plan for our technology business segment, we will need to raise additional capital in the near term by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity to finance our overhead and research and development expenditures. We will also need to raise capital to support our technology business if the consulting and strategic advisory services business becomes non-sustaining. Our current average monthly projected working capital requirements for the Company, excluding the $5 – $6 million of research and development expenses we expect to incur in Russia over the next 12 – 15 months, is approximately $1 million per month. A financing or other capital raising transaction will need to take place in 2009 or sometime in 2010 to ensure that we have the necessary working capital to continue our planned business operations through 2010 and beyond. A financing may not be available or we may not be able to obtain that financing on terms acceptable to us. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of our outstanding common stock. To support this financing activity, we are exploring transaction opportunities that could simultaneously create strategic industry and market alliances for us to support our operations in 2009 and beyond.

Consolidated Results of Operations

Comparison of the Three Months Ended September 30, 2009 to September 30, 2008

The following table summarizes certain aspects of our consolidated results of operations for the three months ended September 30, 2009 compared to the three months ended September 30, 2008.

	Three Months Ended
	September 30,		(Decrease)	(Decrease)
	2009	2008	Change $	Change %

Consulting Revenues	$2,009,548	6,746,500	$(4,736,952)%	-70%

Cost of services provided
Consulting expenses	$1,289,552	1,862,309	$(572,757)%	-31%
% of total revenues	64%	28%

Gross profit	$719,996	$4,884,191	$(4,164,195)%	-85%
% of total revenues	36%	72%

Operating Expenses
General and administrative	$1,550,994	$2,478,894	$(927,900)%	-37%
% of total revenues	77%	37%

Research and development expenses	$325,044	$211,779	$113,265%	53%
% of total revenues	16%	3%

Stock-based compensation	$1,135,171	$1,384,828	$(249,657)%	-18%
% of total revenues	56%	21%

Total Operating Loss	$(2,291,213)	$808,690	$3,099,903%	-383%
% of total revenues	-114%	12%

Other Income and (Expenses)
Interest income/expense, other	$4,290	$19,113	$(14,823)%	78%
% of total revenues	0%	0%

Net loss - before income taxes	$(2,286,923)	$827,803	$3,114,726%	-376%
% of total revenues	-114%	12%

Revenues

We entered into next phase follow-on agreements in March 2009 and July 2009 to continue our consulting services under the ENEC and FANR agreements. Revenue earned under both of these agreements for the three months ended September 30, 2009 and 2008 and under the August 1, 2008 agreements with ENEC and FANR were recognized on a time and expense basis.

The $2.0 million of revenue for the three months ended September 30, 2009 was generated primarily from our consulting and strategic advisory services business segment. The 70 percent decrease in revenue for the three months ended September 30, 2009 compared to the same period in 2008 was primarily due to the uneven nature of our consulting projects with ENEC and FANR which are being performed pursuant to ongoing requests to work on specific projects on a time and expense basis as needed. Our work with ENEC was reduced in the third quarter of 2009 due in part to ENEC’s focus on selecting a prime contractor for the development and implementation of its nuclear power program. Additionally, our work with FANR was temporarily halted in the third quarter of 2009 due to FANR’s implementation of a new security clearance review process for all consultants retained by FANR. Notwithstanding the normal variations in billable hours worked under these contracts, we recently re-negotiated some of our billing rates to further enhance and maintain the competitiveness of our advisory services which also resulted in a reduction of our revenue for the three months ended September 30, 2009 compared to the same three month period ended September 30, 2008. The future revenue to be earned and recognized under both the ENEC and FANR agreements will depend upon agreed upon work plans which can differ from the revenue amounts initially planned to be earned under these agreements

For the three months ended September 30, 2009, we earned approximately $68,000 (fees of $52,000 and expense reimbursement billings of $16,000) from our new consulting agreement with AREVA mentioned above.  We will receive total fees of $550,000 for services provided pursuant to the Consulting Agreement. The anticipated second phase and further phases of the collaboration, including a detailed study of evolutionary and longer-term thorium fuel concepts, will be conducted in accordance with additional collaborative agreements based upon the results of the first phase.

Cost of Services Provided

The decrease in the cost of services for the three months ended September 30, 2009 compared with the same period in 2008 is due to the decrease in billable hours for the ENEC and FANR projects. These expenses related to the consulting, professional, administrative and other costs allocated to the consulting projects, which were incurred to perform and support the work done for our consulting projects with the EAA in Abu Dhabi. The billing rates to us from our consultants who provide services under our consulting contracts have primarily remained unchanged in 2009 and 2008.

Gross Profit

Gross profit margin of 36 percent for the three months ended September 30, 2009 is lower compared to the same period in 2008 because the advisory contracts changed from fixed price contracts to time and expense contracts.  Our gross margins from our advisory contracts with ENEC and FANR also decreased due to the reduction that occurred in this quarter in some of our hourly consultants billing rates to the EAA.

General and Administrative Expenses

There was a 37 percent decrease in the general and administrative expenses for the three months ended September 30, 2009, as compared to the same period in 2008. This decrease was primarily due to a (1) decrease in employee wages, and payroll related benefits, (2) a decrease in consulting expenses, and (3) a decrease in travel expenses. The decreases in these expenses were partially offset by an increase in (1) finance personnel to support our new ERP accounting system, to support the activities of our consulting projects, and to strengthen our internal controls for Sarbanes Oxley compliance, (2) the cost of larger office space to accommodate the additional people working for us in 2008 and 2009, and (3) other general overhead costs. In 2009, we incurred professional fees by engaging consulting firms to assist us (1) in establishing foreign branch offices in Abu Dhabi and Russia and (2) in establishing our Strategic Advisory Council, which replaced our International Advisory Board, and which also helped to reduce our consulting expenses. We expect our general and administrative expenses may increase in future periods due to the expansion of our consulting and strategic advisory services business segment and the hiring of new officers, employees and consultants to help further develop and support our consulting and strategic advisory services and technology business segments.

Research and Development Costs

The increase in research and development costs for the three months ended September 30, 2009 compared to the same period in 2008 is due to the increase in the scope of work for our research and development activities in Russia. We expect that our research and development expenses will increase in the future periods.   Over the next 12 to 15 months we expect to incur approximately up to $5 – $6 million in research and development expenses related to the development of our proprietary nuclear fuel designs.

Stock-Based Compensation

The decrease in stock-based compensation for the three months ended September 30, 2009 as compared to the same period in 2008, is due to certain long-term incentive stock options and stock that were granted in prior years under our stock plan to executives, directors, advisors and employees, which became fully vested in 2008. Stock based incentives were granted to current management, directors, board members and employees on January 21, 2009, April 6, 2009, July 14, 2009, and July 22, 2009. In the future, stock-based compensation may be offered to attract new employees in 2009, due to our expansion to meet the demands of contracts with our current customers, and anticipated future business with new customers.

Other Income and Expense

The decrease in other income and expense for the three months ended September 30, 2009 compared to the same period in 2008 is due to the decrease in interest income earned on our idle cash.

Comparison of the Nine months Ended September 30, 2009 to September 30, 2008

The following table summarizes certain aspects of the Company’s consolidated results of operations for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

	Nine Months Ended
	September 30,		(Decrease)	(Decrease)
	2009	2008	Change $	Change %

Consulting Revenues	$8,384,086	14,863,125	$(6,479,039)%	-44%

Cost of services provided
Consulting expenses	$4,926,916	5,246,875	$(319,959)%	-6%
% of total revenues	59%	35%

Gross profit	$3,457,170	$9,616,250	$(6,159,080)%	-64%
% of total revenues	41%	65%

Operating Expenses
General and administrative	$3,624,462	$5,595,881	$(1,971,419)%	-35%
% of total revenues	43%	38%
Research and development expenses	$1,337,961	$497,228	$840,733%	169%
% of total revenues	16%	3%
Stock-based compensation	$3,666,964	$4,172,007	$(505,043)%	-12%
% of total revenues	44%	28%
Total Operating Loss	$(5,172,217)	$(648,866)	$4,523,351%	697%
% of total revenues	-62%	-4%
Other Income and (Expenses)
Interest income/expense, other	$15,883	$(276,457)	$292,340%	106%
% of total revenues	0%	-2%

Net loss - before income taxes	$(5,156,334)	$(925,323)	$4,231,011%	457%
% of total revenues	-62%	-6%

Revenues

The $8.3 million of revenue for the nine months ended September 30, 2009, was generated from our consulting and strategic advisory services business segment. This revenue earned was from the continuation of consulting work we performed, pursuant to the August 1, 2008 consulting contracts we signed with ENEC and FANR. We expect to continue in 2009 to provide consulting services under both of these agreements, following the successful work we performed to date for the ENEC and FANR projects.

In March 2009, we entered into a next phase follow-on agreements to continue our consulting services under both agreements for 2009. Revenue earned in 2009 under both these agreements will be recognized on a time and expense basis. The revenue to be earned and recognized under both of these agreements will depend upon the agreed upon work plans and time spent working on these projects, which can be more or less than the revenue amounts initially planned to be earned under these agreements. Notwithstanding normal variations in billable hours, we have recently re-negotiated our billing rates under these contracts to further enhance and maintain the competitiveness of our advisory services.  As a result, we reported lower revenue on a per billable hours basis which adversely affected our total revenue and gross margin.  The 44% decrease in revenue for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 is also due to the uneven nature of our consulting projects with ENEC and FANR which are being performed in 2009 pursuant to ongoing requests to work on specific projects on a time and expense basis as needed and the pricing of these contracts from a fixed fee basis for the first six months in 2008 to a time and expense basis for the last six months of 2008 and all of 2009.

The $14.9 million of revenue for the nine months ended September 30, 2008 was earned from our Roadmap and Quickstart consulting projects with the UAE, the first two consulting projects that we worked on from the fourth quarter of 2007 to June 2008 and from our August 1, 2008 consulting agreements. The revenue from the Roadmap project was recognized on a completed performance model method, where revenue is usually recognized near the end of the contract, and the revenues from the Quickstart project were recognized based upon the completion and approval by the EAA of project deliverables.

We currently anticipate that revenues in 2010 generated from our agreement with FANR will be approximately equivalent to those generated in 2009, adjusted to take into account the temporary work stoppage in the third quarter of 2009 due to FANR’s implementation of a new security clearance review process for all consultants retained by FANR. Total revenue earned from our work with FANR was approximately $1.3 million and $4.7 million for the three and nine months ended September 30, 2009, respectively. Our work with ENEC in 2010 will be performed pursuant to requests to work on specific projects. Total revenue earned from our work with ENEC was $0.6 million and $3.5 million for the three and nine months ended September 30, 2009, respectively.

As described above, we entered into a consulting agreement with AREVA on August 3, 2009. For the nine months ended September 30, 2009, we earned approximately $68,000 (fees of $52,000 and expense reimbursement billings of $16,000) from this agreement. We will receive total fees of $550,000 for services provided pursuant to this agreement. The anticipated second phase and further phases of the collaboration, including a detailed study of evolutionary and longer-term thorium fuel concepts, will be conducted in accordance with additional collaborative agreements based upon the results of the first phase.

We anticipate entering into other consulting and technology agreements with our existing and new clients that may generate new 2009 revenues.

Cost of Services Provided

The decrease in the cost of services for the nine months ended September 30, 2009 compared to the same period in 2008 is due to the decrease in billable hours to the ENEC and FANR projects. The cost of services are expenses related to the consulting, professional, administrative and other costs allocated to the consulting projects, which were incurred to perform and support the work done for our consulting projects in Abu Dhabi. Our consultants billing rates to us have primarily remained unchanged in 2009 and 2008.

Gross Profit

Gross profit margin of 41 percent for the nine months ended September 30, 2009 is lower compared to the same period in 2008 because the advisory contracts changed from fixed price contracts to time and expense contracts.  Our gross margins from our advisory contracts with the EAA also decreased due to the recent reduction this quarter in some of our hourly consultants billing rates to the EAA.

General and Administrative Expenses

There was a 35 percent decrease in the general and administrative expenses for nine months ended September 30, 2009 as compared to the same period in 2008. This decrease was due to (1) a decrease in employee wages and payroll related benefits (2) a decrease in consulting expenses, (3) a decrease in travel expenses, and (4) a decrease in legal expenses. This decrease was partially offset by an increase in (1) finance personnel to support our new ERP accounting system, to support the activities of our consulting projects, and to strengthen our internal controls for Sarbanes Oxley compliance, (2) the cost of larger office space to accommodate the additional people working for us in 2008 and 2009, and (3) other general overhead costs. In 2009 we incurred professional fees by engaging consulting firms to assist us (1) in establishing foreign branch offices in Abu Dhabi and Russia and (2) in establishing our Strategic Advisory Council, which replaced our International Advisory Board, and which also helped reduce our consulting expenses. We expect our general and administrative expenses may increase in future periods due to the expansion of our consulting and strategic advisory services business segment and the hiring of new officers, employees and consultants to help further develop and support our consulting and strategic advisory services and technology business segments.

Research and Development Costs

The increase in research and development costs for the nine months ended September 30, 2009 as compared to the same period in 2008 is due to the increase in the scope of work for our research and development activities in Russia. We expect that our research and development expenses will increase in the future periods.   Over the next 12 to 15 months we expect to incur approximately up to $5 – $6 million in research and development expenses related to the development of our proprietary nuclear fuel designs.

Stock-Based Compensation

The decrease in stock-based compensation for the nine months ended September 30, 2009, is due to certain long-term incentive stock options and stock that were granted in prior years under our stock plan to executives, directors, advisors and employees, which became fully vested in 2008. Stock-based incentives were granted to current management, directors, board members, and employees on January 21, 2009, April 6, 2009, July 14, 2009, and on July 22, 2009. We anticipate that stock-based incentives may be offered to attract new employees in 2009 and in future years, due to our expansion to meet the demands of contracts with our current customers, and anticipated future business with new customers.

Other Income and Expense

The decrease in other income and expense for the nine months ended September 30, 2009 as compared to the same period in 2008 is due to the decrease in interest income earned on our idle cash.

Liquidity and Capital Resources

As of September 30, 2009, we had a total of cash and cash equivalents of $3.9 million. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

	Cash Flow Nine months Ended
	September 30,
	2009	2008

Net cash provided by (used in) operating activities	$(1,669,717)	$2,732,462
Net cash used in investing activities	$(37,072)	$(192,198)
Net cash provided by (used in) financing activities	$(1,409)	$39,542
Net cash inflow (outflow)	$(1,708,198)	$2,579,806

Operating Activities

Net cash provided by our operating activities decreased by approximately $4.4 million for the nine months ended September 30, 2009 as compared to the same period in 2008.  This decrease in funds provided by our operating activities was primarily due to an increase in our operating loss, which was due to a decrease in our revenue for the nine months ended September 30, 2009, an increase in the payment of accounts payable and accrued liabilities, and an increase in prepaid expenses and other current assets. This decrease in funds provided by our operating activities was partially offset by an increase in the collections of our accounts receivable in 2009, in payment for our work in 2008. The other changes to the operating activities cash flows are mentioned above in the Consolidated Results of Operations section of this management discussion and analysis, regarding our operating expenses and other income and expense items.

Investing Activities

Net cash used in our investing activities for the nine months ended September 30, 2009 as compared to the same period in 2008 decreased by $155,126, which was due to the decrease in the acquisition of property and equipment in 2009. This decrease was partially offset by an increase in professional fees incurred in 2009 for the filing of patent applications. These patent applications are filed for the new developments resulting from our research and development activities in our fuel technology business segment.

Financing Activities

Net cash provided by our financing activities decreased by $40,951 for the nine months ended September 30, 2009 as compared to the same period in 2008. This decrease in the cash provided by financing activities was mainly attributable to a decrease in the proceeds from the issuance of stock from the exercise of stock options, partially offset by a decrease in the payments of notes payable.

Management expects that the proceeds from our consulting agreements in 2009, as well as the expected proceeds for the remainder of 2009 that we will earn under the two consulting agreements entered into in August 2008 and the follow-on agreements with ENEC and FANR and the AREVA agreement, will meet our foreseeable working capital needs for our current operations until sometime in 2010. However, we will need to raise additional capital in the near term by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity to support our longer term business plan. We will also need to raise capital in the near term to support our overhead operation if the consulting and strategic advisory services business becomes non-sustaining. If we need to obtain additional financing, that financing may not be available or we may not be able to obtain that financing on terms acceptable to us. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of our outstanding common stock.

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

The options were valued using the Black-Scholes option pricing model. The assumptions used were as follows: volatility of 98% to 284%, a risk-free interest rate of 2.56% to 5.24%, dividend yield of 0% and an exercise term of two to ten years.

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

On January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, or FIN 48. FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. As a result of the implementation of FIN 48, we did not recognize any current tax liability for unrecognized tax benefits. We have a net operating loss carry-forward of approximately $16 million which we have taken a 100% valuation allowance, as of the date of these financial statements.

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

We recognized the revenues for our first consulting project with EAA which we completed in March 2008, using the completed performance model and for our second consulting project as contract deliverables were delivered and agreed upon by our client. We recognize revenue from the current two consulting agreements that we entered into with the EAA in August 2008 and the follow on agreements in 2009, as time and expense contracts.

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

In situations where contracts include client acceptance provisions, we do not recognize revenue until such time as the client has confirmed its acceptance. We are recognizing the revenue associated with the Areva agreements as our client accepts specified deliverables.

Intangibles

As presented on the accompanying balance sheet, we had patents with a net book value of $241,845 as of September 30, 2009. There are many assumptions and estimates that may directly impact the results of impairment testing, including an estimate of future expected revenues, earnings and cash flows, and discount rates applied to such expected cash flows in order to estimate fair value. We have the ability to influence the outcome and ultimate results based on the assumptions and estimates we choose for testing. To mitigate undue influence, we set criteria that are reviewed and approved by various levels of management. The determination of whether or not intangible assets have become impaired involves a significant level of judgment in the assumptions. Changes in our strategy or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets. We will amortize our patents when they are placed in service. Our patents were not placed into service as of September 30, 2009.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of September 30, 2009, and was effective during the entire quarter ended September 30, 2009.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS

There were no unregistered sales of equity securities during the fiscal quarter ended September 30, 2009.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the fiscal quarter ended September 30, 2009.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fiscal quarter ended September 30, 2009.

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

Exhibit Number	Description
3.1*	Articles of Incorporation
3.2	By-laws (incorporated by reference from the Company’s Current Report on Form 8-K filed on September 18, 2006).
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

4.3	2006 Stock Plan (incorporated by reference to Exhibit 10.1 of the current report of the Company on Form 8-K filed February 21, 2006)
10.1	Restricted Stock Grant Agreement, dated July 14, 2009, between Seth Grae and the Company
10.2	Stock Option Agreement, dated July 14, 2009, between Seth Grae and the Company
10.3	Restricted Stock Grant Agreement, dated July 14, 2009, between James Guerra and the Company
10.4	Stock Option Agreement, dated July 14, 2009, between James Guerra and the Company
10.5	Initial Collaborative Agreement, dated July 23, 2009, between the Company and Areva.
10.6	Agreement for Consulting Services, dated August 3, 2009, between the Company and Areva.
10.7	Collaboration Framework Agreement, dated August 3, 2009, between the Company and Areva.
10.8	Agreement for Ampoule Irradiation Testing, effective as of August 21, 2009, between Thorium Power, Inc. and Russian Research Centre Kurchatov Institute.
31.1*	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification - Principal Accounting Officer
32*	Section 1350 Certifications

* Filed Herewith

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereto duly authorized individuals.

Date: November 12, 2009

LIGHTBRIDGE CORPORATION

By:	/s/ Seth Grae
Seth Grae
Chief Executive Officer,
President and Director
(Principal Financial Officer)

By:	/s/ James Guerra
James Guerra
Chief Operating Officer and
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1*	Articles of Incorporation
3.2	By-laws (incorporated by reference from the Company’s Current Report on Form 8-K filed on September 18, 2006).
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

4.3	2006 Stock Plan (incorporated by reference to Exhibit 10.1 of the current report of the Company on Form 8-K filed February 21, 2006)
10.1	Restricted Stock Grant Agreement, dated July 14, 2009, between Seth Grae and the Company
10.2	Stock Option Agreement, dated July 14, 2009, between Seth Grae and the Company
10.3	Restricted Stock Grant Agreement, dated July 14, 2009, between James Guerra and the Company
10.4	Stock Option Agreement, dated July 14, 2009, between James Guerra and the Company
10.5	Initial Collaborative Agreement, dated July 23, 2009, between the Company and Areva.
10.6	Agreement for Consulting Services, dated August 3, 2009, between the Company and Areva.
10.7	Collaboration Framework Agreement, dated August 3, 2009, between the Company and Areva.
10.8	Agreement for Ampoule Irradiation Testing, effective as of August 21, 2009, between Thorium Power, Inc. and Russian Research Centre Kurchatov Institute.
31.1*	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification - Principal Accounting Officer
32*	Section 1350 Certifications

*Filed Herewith