Form 10-K/A
period 2008-12-31
LIGHTBRIDGE Corp
filed 2009-11-19
CIK 1084554

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Lightbridge Corporation (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2008, previously filed with the Securities and Exchange Commission on March 26, 2009 (the “Original Filing”). This Amendment is being filed solely to include revised certifications of the Principal Executive Officer and the Principal Financial and Accounting Officer, required pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Each certification, as corrected by this Amendment, was true and correct as of the date of the Original Filing.

No modification or update is otherwise made to any other disclosures in the Original Filing, nor does this Amendment reflect any events occurring after the date of the Original Filing.

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

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on November 12, 2009).
3.2	By-laws (incorporated by reference from the Company’s Current Report on Form 8-K filed on September 18, 2006).
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

10.8
Employment Agreement, dated February 1, 2007, between James Guerra and Thorium Power, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 23, 2007)

10.9
Agreement for Ampoule Irradiation Testing in 2006-2007, dated December 28, 2007, between Thorium Power, Inc. and Russian Research Centre Kurchatov Institute (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed on March 26, 2009).

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

Date: November 19, 2009

LIGHTBRIDGE CORPORATION

By:	/s/ Seth Grae
Seth Grae
Chief Executive Officer,
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 19, 2009.

SIGNATURE	TITLE

/s/ Seth Grae	Chief Executive Officer, President and Director
Seth Grae	(Principal Executive Officer)

/s/ James Guerra	Chief Financial Officer and Treasurer
James Guerra	(Principal Accounting and Financial Officer)

/s/ Thomas Graham, Jr.	Director
Thomas Graham, Jr.

/s/ Victor Alessi	Director
Victor Alessi

/s/ Jack Ladd	Director
Jack Ladd

/s/ Dan Magraw	Director
Dan Magraw

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification - Principal Accounting Officer
32*	Section 1350 Certifications