Form 10-Q/A
period 2009-03-31
LIGHTBRIDGE Corp
filed 2009-11-19
CIK 1084554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q/A
(AMENDMENT NO. 1)

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

Transitional Small Business Disclosure Format (check one):  Yes   ☐  No  ☒

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Lightbridge Corporation (the “Company”) Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, previously filed with the Securities and Exchange Commission on May 12, 2009 (the “Original Filing”). This Amendment is being filed solely to include revised certifications of the Principal Executive Officer and the Principal Financial and Accounting Officer, required pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Each certification, as corrected by this Amendment, was true and correct as of the date of the Original Filing.

No modification or update is otherwise made to any other disclosures in the Original Filing, nor does this Amendment reflect any events occurring after the date of the Original Filing.

PART II
OTHER INFORMATION

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

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated by reference Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on November 12, 2009)
3.2	By-laws (incorporated by reference from the current report of the Company on Form 8-K filed on September 18, 2006).
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

4.3	2006 Stock Plan (incorporated by reference to Exhibit 10.1 of the current report of the Company on Form 8-K filed February 21, 2006)
31.1*	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification - Principal Accounting Officer
32 *	Section 1350 Certifications
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
James Guerra
Chief Operating Officer and
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated by reference Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on November 12, 2009)
3.2	By-laws (incorporated by reference from the current report of the Company on Form 8-K filed on September 18, 2006).
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

4.3	2006 Stock Plan (incorporated by reference to Exhibit 10.1 of the current report of the Company on Form 8-K filed February 21, 2006)
31.1*	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification - Principal Accounting Officer
32 *	Section 1350 Certifications
______________
*Filed Herewith