Form 10-Q/A
period 2009-06-30
LIGHTBRIDGE Corp
filed 2009-11-19
CIK 1084554

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

Transitional Small Business Disclosure Format (check one):  Yes   ☐  No  ☒

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Lightbridge Corporation (the “Company”) Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, previously filed with the Securities and Exchange Commission on August 10, 2009 (the “Original Filing”). This Amendment is being filed solely to include revised certifications of the Principal Executive Officer and the Principal Financial and Accounting Officer, required pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Each certification, as corrected by this Amendment, was true and correct as of the date of the Original Filing.

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