Form 10-Q/A
period 2009-09-30
LIGHTBRIDGE Corp
filed 2009-11-19
CIK 1084554

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

Large Accelerated Filer	☐	Accelerated Filer ☐
Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 11, 2009 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	10,965,566

Transitional Small Business Disclosure Format (check one):  Yes   ☐  No  ☒

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Lightbridge Corporation (the “Company”) Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, previously filed with the Securities and Exchange Commission on November 12, 2009 (the “Original Filing”). This Amendment is being filed solely to include revised certifications of the Principal Executive Officer and the Principal Financial and Accounting Officer, required pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Each certification, as corrected by this Amendment, was true and correct as of the date of the Original Filing.

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
10.1
Restricted Stock Grant Agreement, dated July 14, 2009, between Seth Grae and the Company  (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to the current report of the Company on Form 8-K filed July 22, 2009)

10.2
Stock Option Agreement, dated July 14, 2009, between Seth Grae and the Company (incorporated by reference to Exhibit 10.1 of Amendment No. 2 to the current report of the Company on Form 8-K filed July 22, 2009)

10.3
Restricted Stock Grant Agreement, dated July 14, 2009, between James Guerra and the Company (incorporated by reference to Exhibit 10.3 of Amendment No. 1 to the current report of the Company on Form 8-K filed July 22, 2009)

10.4
Stock Option Agreement, dated July 14, 2009, between James Guerra and the Company (incorporated by reference to Exhibit 10.4 of Amendment No. 1 to the current report of the Company on Form 8-K filed July 22, 2009)

10.5
Initial Collaborative Agreement, dated July 23, 2009, between the Company and Areva. (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to the current report of the Company on Form 8-K filed July 23, 2009)

10.6
Agreement for Consulting Services, dated August 3, 2009, between the Company and Areva (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to the current report of the Company on Form 8-K filed August 4, 2009)

10.7
Collaboration Framework Agreement, dated August 3, 2009, between the Company and Areva (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to the current report of the Company on Form 8-K filed August 6, 2009)

10.8
Agreement for Ampoule Irradiation Testing, effective as of August 21, 2009, between Thorium Power, Inc. and Russian Research Centre Kurchatov Institute. (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to the current report of the Company on Form 8-K filed August 25, 2009)

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
10.1
Restricted Stock Grant Agreement, dated July 14, 2009, between Seth Grae and the Company  (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to the current report of the Company on Form 8-K filed July 22, 2009)

10.2
Stock Option Agreement, dated July 14, 2009, between Seth Grae and the Company (incorporated by reference to Exhibit 10.1 of Amendment No. 2 to the current report of the Company on Form 8-K filed July 22, 2009)

10.3
Restricted Stock Grant Agreement, dated July 14, 2009, between James Guerra and the Company (incorporated by reference to Exhibit 10.3 of Amendment No. 1 to the current report of the Company on Form 8-K filed July 22, 2009)

10.4
Stock Option Agreement, dated July 14, 2009, between James Guerra and the Company (incorporated by reference to Exhibit 10.4 of Amendment No. 1 to the current report of the Company on Form 8-K filed July 22, 2009)

10.5
Initial Collaborative Agreement, dated July 23, 2009, between the Company and Areva. (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to the current report of the Company on Form 8-K filed July 23, 2009)

10.6
Agreement for Consulting Services, dated August 3, 2009, between the Company and Areva (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to the current report of the Company on Form 8-K filed August 4, 2009)

10.7
Collaboration Framework Agreement, dated August 3, 2009, between the Company and Areva (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to the current report of the Company on Form 8-K filed August 6, 2009)

10.8
Agreement for Ampoule Irradiation Testing, effective as of August 21, 2009, between Thorium Power, Inc. and Russian Research Centre Kurchatov Institute. (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to the current report of the Company on Form 8-K filed August 25, 2009)

31.1*	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification - Principal Accounting Officer
32 *	Section 1350 Certifications
______________
*Filed Herewith