Form 10-Q
period 2010-03-31
LIGHTBRIDGE Corp
filed 2010-05-13
CIK 1084554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2010

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

Large Accelerated Filer	☐	Accelerated Filer ☐
Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 1, 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	10,168,412

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

ITEM 1. FINANCIAL STATEMENTS

LIGHTBRIDGE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010 AND 2009

Lightbridge Corporation
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$2,000,134	$3,028,791
Restricted cash	652,174	652,174
Accounts receivable - project revenue and reimbursable project costs	2,647,233	2,421,088
Prepaid expenses & other current assets	675,523	574,095
Total Current Assets	5,975,064	6,676,148

Property Plant and Equipment -net	90,608	97,559

Other Assets
Patent costs - net	241,845	241,845
Security deposits	120,487	120,486
Total Other Assets	362,332	362,331

Total Assets	$6,428,004	$7,136,038

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$1,575,718	$2,162,221

Total Liabilities	1,575,718	2,162,221

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.001 par value, 50,000,000 authorized shares, no shares issued and outstanding	-	-
Common stock, $0.001par value, 500,000,000 authorized, 10,168,412 shares issued and outstanding at March 31, 2010 and December 31, 2009	10,168	10,168
Additional paid in capital - stock and stock equivalents	54,836,265	54,108,685
Accumulated Deficit	(50,407,044)	(48,723,286)
Common stock reserved for issuance, 135,318 and 5,721 shares at March 31, 2010 and December 31, 2009, respectively	1,134,264	34,750
Deferred stock compensation	(721,367)	(456,500)
Total Stockholders' Equity	4,852,286	4,973,817

Total Liabilities and Stockholders' Equity	$6,428,004	$7,136,038

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Lightbridge Corporation
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended
	March, 31
	2010	2009
Revenue:

Consulting Revenue	$2,399,132	$2,944,053

Cost of Consulting Services Provided	1,505,490	1,748,518

Gross Margin	893,642	1,195,535

Operating Expenses
General and administrative	2,372,263	2,262,681
Research and development expenses	204,743	453,805
Total Operating Expenses	2,577,006	2,716,486

Operating loss	(1,683,364)	(1,520,951)

Other Income and (Expenses)
Interest income	152	3,028
Other expenses	(546)	(4,538)
Total Other Income and Expenses	(394)	(1,510)

Net loss before income taxes	(1,683,758)	(1,522,461)

Income taxes	0	0

Net loss	$(1,683,758)	$(1,522,461)

Net Loss Per Common Share, Basic and diluted	$(0.17)	$(0.15)

Weighted Average Number of shares outstanding for the period used to compute per share data	10,168,412	10,055,580

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Lightbridge Corporation
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2010	2009
Operating Activities:
Net Loss	$(1,683,758)	$(1,522,461)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock based compensation	859,576	1,272,971
Depreciation and amortization	6,951	6,004
Changes in non-cash operating working capital items:
Accounts receivable - fees and reimburseable project costs	(226,145)	1,038,592
Prepaid expenses and other current assets	(101,428)	(387,189)
Accounts payable, accrued liabilities and other current liabilities	116,147	(1,596,398)
Net Cash Used In Operating Activities	(1,028,657)	(1,188,481)

Investing Activities:
Patent costs	0	(16,402)
Net Cash Used In Investing Activities	0	(16,402)

Financing Activities:
Net Cash Provided by (Used In) Financing Activities	0	0

Net Decrease In Cash and Cash Equivalents	(1,028,657)	(1,204,883)

Cash and Cash Equivalents, Beginning of Period	3,028,791	5,580,244

Cash and Cash Equivalents, End of Period	$2,000,134	$4,375,361

Supplemental Disclosure of Cash Flow Information
Cash paid during the year:
Interest paid	$0	$0
Income taxes paid	$0	$266,000

Non-Cash Financing Activity
Grant of Common Stock for Payment of Accrued Liabilities	$702,651	$0

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Lightbridge Corporation
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Three Months Ended March 31, 2010 (Unaudited) and Year Ended December 31, 2009

	Common Stock		Additional		Stock Committed	Deferred	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Future Issuance	Stock Compensation	Equity

Balance - December 31, 2008	10,049,769	$10,050	$48,898,894	$(41,489,974)	$114,787	$(225,959)	$7,307,798
Stock based compensation	0	0	4,483,735	0	139,000	226,252	4,848,987
Net loss for the year	0	0	0	(7,233,312)	0	0	(7,233,312)
Shares issued - non cash	108,026	108	675,722	0	(219,037)	(456,793)	0
Shares issued - cash (options exercised)	10,617	10	50,334	0	0	0	50,344
Balance - December 31, 2009	10,168,412	10,168	54,108,685	(48,723,286)	34,750	(456,500)	4,973,817
Stock based compensation	0	0	727,580	0	35,750	96,246	859,576
Net loss for the period	0	0	0	(1,683,758)	0	0	(1,683,758)
Shares issued - non cash	0	0	0	0	1,063,764	(361,113)	702,651
Balance - March 31, 2010	10,168,412	$10,168	$54,836,265	$(50,407,044)	$1,134,264	$(721,367)	$4,852,286

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Lightbridge Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2010 and 2009

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Lightbridge Corporation and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2009, included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Our business model expanded in 2007, and our second business segment is providing consulting and strategic advisory services to companies and governments planning to create or expand electricity generation capabilities using nuclear power plants. We have secured four contracts with successively larger values for consulting and strategic advisory services in the United Arab Emirates, or UAE. On August 1, 2008, we signed separate consulting services agreements with two government entities formed by Abu Dhabi. Under these two agreements, we are to provide consulting and strategic advisory services over a contract term of five years starting from June 23, 2008, with automatic renewals of these contracts for one year periods.

Lightbridge Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2010 and 2009

On July 23, 2009, we entered into an Initial Collaborative Agreement with AREVA (“AREVA Agreement”). Pursuant to this agreement, we will conduct the first phase of an investigation of specific topics of thorium fuel cycles in AREVA’s light water reactors, or LWRs. This first phase will focus on providing initial general results relating to evolutionary approaches to the use of thorium in AREVA’s LWRs, specifically within AREVA’s Evolutionary Power Reactor. Anticipated phase 2 and further phases of the collaboration, including a detailed study of evolutionary and longer-term thorium fuel concepts, will be conducted in accordance with additional collaborative agreements.

Phase 1 and phase 2 of the collaboration between us and AREVA are being conducted with the intention of future collaborative agreements between the two parties in order to develop and set up new products and technologies related to thorium fuel concepts. AREVA’s use of our intellectual property for commercial purposes or any purpose other than as specified in the AREVA Agreement would be separately negotiated on a royalty basis.

Pursuant to our agreement with AREVA, each party retains ownership in its existing (i.e., developed prior to entering into the AREVA Agreement) intellectual property. The parties have also agreed that AREVA will retain full ownership of any work product resulting from the services performed under the AREVA Agreement that relate to AREVA’s light water reactors (LWRs) and we will retain full ownership of any work product resulting from the services performed under the AREVA Agreement that relate to reactors other than AREVA’s LWRs, including, but not limited to Russian VVER-type reactors.

Accounting Policies

a) Consolidation

These financial statements include the accounts of Lightbridge Corporation, a Nevada corporation, and our wholly-owned subsidiaries, Thorium Power, Inc., a Delaware corporation, and Lightbridge Power International Holding, LLC, a Delaware limited liability company.

All significant intercompany transactions and balances have been eliminated in consolidation. We formed a branch office in the United Kingdom in 2008 called Lightbridge Advisors Limited, which is wholly-owned by our subsidiary Lightbridge Power International Holding, LLC, as well as a branch office in Moscow Russia, established in July 2009 and a branch office in the UAE in January 2010.

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

Lightbridge Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2010 and 2009

c) Revenue Recognition

Consulting Business Segment

Revenue—at the present time we are deriving substantially all of our revenue from our consulting and strategic advisory services business segment, by offering services to foreign governments planning to create or expand electricity generation capabilities using nuclear power plants. Our fee structure for each client engagement is dependent on a number of variables, including the size of the client, the complexity, the level of the opportunity for us to improve the client’s electrical generation capabilities using nuclear power plants, and other factors. The accounting policy we use to recognize revenue depends on the terms of the specific contract. Substantially all of our consulting contracts mentioned below are with the Executive Affairs Authority, or EAA, of Abu Dhabi, one of the member Emirates of the UAE, and the related entities: Emirates Nuclear Energy Corporation, or ENEC, and Federal Authority for Nuclear Regulation, or FANR. All of our revenues recognized for 2010 and 2009 are recognized on a time and expense basis.

Certain customer arrangements require evaluation of the criteria outlined in the accounting standards of reporting revenue Gross as a Principal Versus Net as an Agent  in determining whether it is appropriate to record the gross amount of revenue and related costs or the net amount earned as agent fees. Generally, when we are primarily obligated in a transaction, revenue is recorded on a gross basis. Other factors that we consider in determining whether to recognize revenue on a gross versus net basis include our assumption of credit risk, our latitude in establishing prices, our determination of service specifications and our involvement in the provision of services. When we conclude that we are not primarily obligated as a principal, we record the net amount earned as agent fees within net sales.

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

Lightbridge Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2010 and 2009

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

2. FINANCIAL STATUS OF THE COMPANY

We are currently executing our strategic plan for 2010 and working on determining our future cash needs. Management anticipates, based on its current working capital and projected working capital requirements, that we will have enough working capital funds to sustain our current operations at the current operating level until sometime in 2011. In support of our longer-term business plan, we will need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity to finance our research and development expenditures. We may also need to raise additional capital sooner to support our overhead operation if the consulting and strategic advisory services business becomes non-sustaining. Currently, we are working on other revenue opportunities with the overall goal of increasing our profitability and cash flow. We expect to meet all of our financial commitments and operating needs for 2010.

3.  CONSULTING REVENUES

ENEC and FANR Projects

Substantially all of our revenue earned in the amount of approximately $2.4 million and $2.9 million for the first quarter of 2010 and 2009, has been derived from the two consulting contracts we entered into in August 2008, for consulting services to be rendered for future periods.  The variation in revenue reflects the uneven nature of consulting projects and the timing of revenues recognized on the respective projects.

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

Travel costs and other reimbursable costs under these contracts are reported in the accompanying statement of operations as both revenue and cost of consulting services provided, and totaled approximately $361,000 for the three months ended March 31, 2010 and approximately $335,000 for the three months ended March 31, 2009. The total travel and other reimbursable expenses that have not been reimbursed are being presented on the accompanying balance sheet and included in total accounts receivable in the amount of approximately $385,000 at March 31, 2010 and approximately $159,000 at December 31, 2009. The remaining accounts receivable reported at March 31. 2010 of approximately $2,263,000 represents consulting fees billed and due for the work performed for both the ENEC and FANR projects mentioned above. Total accounts receivable reported on the accompanying balance sheet is approximately $2,647,000 at March 31, 2010 and approximately $2,421,000 at December 31, 2009. At March 31, 2010 approximately $524,000 is for March 2010 work that was billed in April 2010.

Lightbridge Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2010 and 2009

4. BUSINESS SEGMENTS

We have two principal operating segments, which are (1) fuel technology (includes the AREVA contract) and (2) consulting and strategic advisory services. These operating segments were determined based on the nature of the operations and the services offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker, in deciding how to allocate resources and in assessing performance. Our Chief Executive Officer and Chief Operating Officer/Chief Financial Officer have been identified as the chief operating decision makers. Our chief operating decision makers direct the allocation of resources to operating segments based on the profitability, the cash flows, and the business plans of each respective segment.

We evaluate performance based on several factors, of which the primary financial measure is business segment income before taxes. The following tables show the operations of our reportable segments for the three months ended March 31, 2010 and 2009:

BUSINESS SEGMENT RESULTS – THREE MONTHS ENDED MARCH 31, 2010 AND 2009

	Consulting		Fuel Technology		Corporate and Eliminations		Total
	2010	2009	2010	2009	2010	2009	2010	2009

Revenue	2,294,132	2,944,053	105,000	—	—	—	2,399,132	2,944,053

Segment Profit (Loss) – Pre Tax	612,816	1,195,535	(134,449)	(453,805)	(2,162,125)	(2,264,191)	(1,683,758)	(1,522,461)

Total Assets	2,650,113	2,297,070	224,432	309,274	3,553,459	4,529,694	6,428,004	7,136,038

Property Additions	—	—	—	—	—	—	—	—

Interest Expense	—	—	—	—	—	—	—	—

Depreciation	—	—	199	—	6,752	6,004	6,951	6,004

5. RESEARCH AND DEVELOPMENT COSTS

Research and development costs, included in the statement of operations amounted to approximately $205,000 and $454,000 for the three months ended March 31, 2010 and 2009, respectively. Total cumulative expense has amounted to $8.1 million from January 8, 1992, the inception of TPI, to March 31, 2010. These totals do not include the costs incurred on the research and development contracts with AREVA which may result in potential intellectual property for us to use in the future, for other than AREVA’s LWRs reactors, including but not limited to Russian VVER-type reactors.

Lightbridge Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2010 and 2009

Research and Development Contracts

We entered into a contract with AREVA on August 3, 2009, under which we are obligated to perform certain specific research and development activities under an Initial Collaborative Agreement. We receive fees under the terms of this AREVA Agreement.

AREVA is obligated to pay us a total of $550,000 for services provided in phase 1, assuming no early termination and assuming completion of the original scope of work. AREVA will also reimburse us for any reasonable out of pocket expenses properly incurred by us and directly attributable to the provision of the services outlined in the AREVA Agreement.

Compensation earned and costs incurred by us for the three months ended March 31, 2010 under this contract are as follows:

Fees & Expense Reimbursements	$105,000

Costs incurred to date - charged to cost of consulting services provided	$40,282

Deferred project costs, included on the balance sheet in the caption “prepaid expenses & other current assets”, totaled approximately $111,000 at March 31, 2010. Deferred project costs are then recognized or amortized to an expense captioned, “cost of consulting services provided” (on the accompanying Statement of Operations), when the revenue is to be recognized or when the project is completed.

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:	March 31, 2010	December 31, 2009

Trade Payables	$99,048	$296,120
Accrued Expenses	1,014,267	928,054
Accrued Payroll	462,403	938,047

	$1,575,718	$2,162,221

7.  STOCKHOLDERS' EQUITY

All common stock shares and share prices reflected in the financial statements, hereto, and in the discussion below reflect the effect of the 1-for-30 stock reverse stock split on September 29, 2009.

Total common stock outstanding at March 31, 2010 and December 31, 2009 was 10,168,412. At March 31, 2010, there were 135,318 shares reserved for future issuance and 1,899,691 stock options outstanding, all totaling 12,203,421 of total stock and stock equivalents outstanding at March 31, 2010.

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

Lightbridge Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2010 and 2009

(ii)	The maximum number of shares of common stock with respect to which options may be granted to any one person during any fiscal year may not exceed 266,667 shares; and

(iii)	The maximum number of restricted shares that may be granted to any one person during any fiscal year may not exceed 166,667 common shares.

Total stock options outstanding at March 31, 2010 were 1,899,691 of which 1,336,943 of these options were vested at March 31, 2010. Stock option expense was approximately $728,000 and approximately $1,210,000 for the three months ended March 31, 2010 and 2009, respectively.

Stock option transactions to the employees, directors, advisory board members and consultants are summarized as follows for the three months ended March 31, 2010:

Stock Options Outstanding	2010
Beginning of the year	1,785,204
Granted	114,487
Exercised
Forfeited
Expired
End of period	1,899,691
Options exercisable	1,336,943

The above table includes options issued as of March 31, 2010 as follows:

i).	A total of 608,938 non-qualified 5-10 year options have been issued, and are outstanding, to advisory board members at exercise prices of $4.50 to $19.20 per share.

ii).
A total of 1,228,796 non-qualified 5-10 year options have been issued, and are outstanding, to our directors, officers and employees at exercise prices of $4.68 to $23.85 per share. From this total, 750,623 options are outstanding to the Chief Executive Officer who is also a director, with remaining contractual lives of 0.94– 10 years. All other options issued have a remaining contractual life ranging from 0.3 years to 10 years.

iii).	A total of 61,957 non-qualified 5-10 year options have been issued, and are outstanding, to our consultants at exercise prices of $6.30 to $15.30 per share.

The following table provides certain information with respect to the above-referenced stock options that are outstanding and exercisable at March 31, 2010:

	Stock Options Outstanding		Stock Options Vested
Exercise Prices	Weighted Average Remaining Contractual Life - Years	Number of Awards	Number of Awards	Weighted Average Exercise Price
$4.50 - $8.70	4.58	913.484	417,412	$6.04
$9.00 - $12.90	5.54	185,674	156,035	$10.46

$13.20-$18.90	4.49	493,865	456,828	$13.99
$19.20-$23.85	5.40	306,668	306,668	$22.84

Total	4.85	1,899,691	1,336,943	$13.12

Lightbridge Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2010 and 2009

The aggregate intrinsic value of stock options outstanding at March 31, 2010 was $1,891,515 of which $887,188 related to vested awards. Intrinsic value is calculated based on the difference between the exercise price of the underlying awards and the quoted price of our common stock as of the reporting date ($8.15 per share as of the close on March 31, 2010).

Assumptions used in the Black Scholes option-pricing model for the three months ended March 31, 2010 and 2009 were as follows:

	Three months ended
	3/31/2010	3/31/2009

Average risk-free interest rate	3.73%	2.56%
Average expected life	10	10
Expected volatility	192.16%	97.62%
Expected dividends	0%	0%

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

During the three months ended March 31 2010 and 2009, approximately $859,000 and approximately $1,273,000 respectively, was recorded as total stock-based compensation.

 The total fair market value of restricted stock awards is recorded as deferred stock compensation (a component of equity, which is presented in the Balance Sheet), as grants are awarded. Deferred stock compensation is amortized as stock-based compensation expense is recognized, or grants are forfeited. On March 31, 2010 and December 31, 2009, the balance carried in the deferred stock compensation account was approximately $721,000 and approximately $456,000 respectively. During the three months ended March 31, 2010, we have amortized approximately $96,000 as stock-based compensation expense. We have recorded deferred stock compensation related to new grants of restricted stock in the amount of approximately $361,000.

b). Warrants

There are no warrants outstanding as of March 31, 2010.

c). Common Stock reserved for Future Issuance

Common stock reserved for future issuance consists of

	Shares of
	Common
	Stock	Amount

Stock-based compensation	135,318	$1,134,264

Lightbridge Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2010 and 2009

8. INCOME TAXES

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes we make a cumulative adjustment. The 2010 and 2009 annual effective tax rate is estimated to be at a combined 40% for the U.S. federal and states statutory tax rates.

As of March 31, 2010 and December 31, 2009, there were no tax contingencies recorded.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting and the amounts recognized for income tax purposes. The significant components of deferred tax assets (at a 40% effective tax rate) as of March 31, 2010 and December 31, 2009 respectively, are as follows:

Deferred Tax Assets	Total Amount		Deferred Tax Asset Amount
	2010	2009	2010	2009

Capitalized start up costs	$7,125,807	$7,125,807	$2,850,323	$2,850,323
Stock-based compensation	18,788,883	17,929,307	7,515,553	7,171,723
Net operating loss carryforward	16,780,614	15,956,432	6,712,246	6,382,573
Less: valuation allowance	(42,695,304)	(41,011,546)	(17,078,122)	(16,404,619)

	$-	$ _	$—	$—

We have net operating loss carryforwards for federal and state tax purposes of approximately $17 million that is available to offset future taxable income. For financial reporting purposes, no deferred tax asset was recognized because management’s expectation is that it is more likely than not that substantially all of the net operating losses at December 31, 2009 are expected to expire unused. As a result, the amount of the deferred tax assets considered realizable was reduced 100% by a valuation allowance. We have no other deferred tax assets or liabilities. The change in the valuation allowance was approximately $674,000 and $509,000 for the three months ended March 31, 2010 and 2009, respectively. Many of our operating expenses in the 2007 and 2006 tax years were classified under the internal revenue code as capitalized start-up costs which were not deductible for tax purposes in those tax years, but are now amortized as start-up costs in 2010 and 2009.

We filed a consolidated tax return with our subsidiaries.

In 2009, we prepaid federal and state income taxes in the amount of $266,000 for estimates for 2008 corporate taxes. We received this amount back from the Internal Revenue Service and State taxing authorities in the fourth quarter of 2009.

9. RESEARCH AGREEMENT

Effective on August 21, 2009, TPI entered into an agreement for ampoule irradiation testing, or the AIT Agreement, with Kurchatov Institute. Under the AIT Agreement, TPI agreed to compensate Kurchatov for irradiation testing of TPI’s proprietary nuclear fuel designs conducted in 2008 and part of 2009. Pursuant to the AIT Agreement, TPI is obligated to pay to Kurchatov a total of $400,000, and Kurchatov is obligated to transfer to TPI the worldwide rights in all of the test data generated in the course of the irradiation testing of TPI’s proprietary nuclear fuel designs in 2008 and part of 2009, and Kurchatov agrees not to use, in any manner, the work product associated with such testing or exercise any rights associated therewith without the written consent of TPI. Further, Kurchatov is obligated to provide to TPI and its affiliates specified information and documentation for audit purposes and to obtain any and all permits from Russian governmental entities which may be required in order for Kurchatov to perform under the AIT Agreement. To-date, a total of $35,000 has already been paid to Kurchatov under the AIT Agreement.

Lightbridge Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2010 and 2009

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

We entered into an agreement to lease new office space under the terms of a sublease with a term of 65 months commencing August 1, 2008. Under the terms of the sublease, the lease payments are inclusive of pass-through costs, which include real estate taxes and standard operating expenses. We paid the security deposit related to this sublease agreement in the amount of $120,486. We pay monthly rental fees in the amount of $40,162 in the first year of the sublease agreement, and payments increase by a factor of 4% each year thereafter in addition to increases in the pass-through of costs. We may terminate this agreement by providing 60 days notice to the sublessor. The monthly straight-line rental expense from August 1, 2008 to December 1, 2013 is $45,189. As a result of the straight-line rent calculation generated by the one free rent period and rent escalation, we have a deferred rent credit of $49,360 at March 31, 2010 and $55,807 at December 31, 2009.

Future estimated rental payments under our operating leases are as follows:

Total

Year ending - December 31, 2010	536,467
Year ending - December 31, 2011	564,109
Year ending - December 31, 2012	586,136
Year ending - December 31, 2013	609,016
Total minimum lease payments	$2,857,368

Lightbridge Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2010 and 2009

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

All statements other than statements of historical fact are statements that could be deemed forward-looking statements. The Company assumes no obligation and does not intend to update these forward-looking statements, except as required by law. When used in this report, the terms “Lightbridge”, “Company”, “we”, “our”, and “us” refer to Lightbridge Corporation (a Nevada corporation) and its wholly-owned subsidiaries Thorium Power, Inc. (a Delaware corporation) and Lightbridge International Holding, LLC (a Delaware limited liability company).

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

We are a provider of nuclear energy consulting and strategic advisory services and a developer of proprietary nuclear fuel designs, each of which will be described in the following sections.

Consulting and Strategic Advisory Services Business Segment

Substantially all of our revenues are derived from this business segment, which provides nuclear consulting services to entities within the United Arab Emirates (“UAE”), as described in Item 1 of Part 1, “Financial Statements – Note 3 – Consulting Revenues.” Going forward, we may enter into additional consulting contracts to provide support and assistance to other commercial and governmental entities that are looking to develop and expand their nuclear power industry capabilities and infrastructure. In future consulting engagements, we expect that revenues may be derived either from fixed professional fee agreements or from fees generated through hourly rates, billed on a time and expense basis.

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

To date, we have only had minimal direct revenues from our research and development activities regarding our proprietary nuclear fuel technology, and we do not expect to generate licensing revenues from this business for several years, until our fuel designs can be fully tested and demonstrated and we obtain the proper approvals to use our thorium-based nuclear fuel designs in nuclear reactors. We believe we can leverage our general nuclear technology, business and regulatory expertise as well as industry relationships, to optimize our technology development plans and to support our consulting and strategic advisory services with the highest levels of expertise and experience in the nuclear power industry. Additionally, our knowledge of and credibility in addressing proliferation related issues that we have developed over many years, benefit our consulting and strategic advisory services business. Our advisory services include a focus on non-proliferation, safety and operational transparency of nuclear power programs.

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

From our U.S. and Moscow offices, we are working with Russian nuclear research institutes and Russian nuclear regulatory authorities, to have one or more of the fuel designs demonstrated in a Russian VVER-1000 reactor within the next three years, if we are able to obtain necessary support and enter into agreements with the Russian government and Russian research institutes. We believe that it will be necessary to enter into commercial arrangements with one or more major nuclear fuel fabricators, which in many cases are also nuclear fuel vendors, as a prerequisite to having our fuel designs widely deployed in global markets.

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

We believe that our greatest challenge will be acceptance of these fuel designs by nuclear power plant operators, which have in the past been hesitant to be the first to use a new type of nuclear fuel. In addition, our fuel designs would require regulatory approval by relevant nuclear regulatory authorities, such as the Nuclear Regulatory Commission in the United States or its equivalent agencies in other countries, before they can be used in commercial reactors. The regulatory review process, which is outside of our control, may take longer than expected and may delay a rollout of the fuel designs into the market. We believe that demonstration of one of the Company’s fuel designs in a commercial nuclear reactor would make deployment of the other designs easier, due to the many similarities that exist among our fuel designs.

We have been building relationships with companies and organizations in the nuclear power industry for several years. We will attempt to cause some or all of these companies and organizations to work in a consortium or a joint venture type arrangement with us in the future. However, we may not be able to develop any such consortium or arrangement in the near term or at all. The companies that we have identified for potential relationships have existing contracts with nuclear power plant owner/operators, under which they supply nuclear fuel branded with their name to such nuclear power plants. We will attempt to cause these nuclear fuel vending companies to provide their nuclear power plant operating customers with fuels that are designed with our technology. To do so, we will need to enter into agreements with one or more of these companies. Without such arrangements it would be more difficult for us to license our fuel designs because, in addition to the reputations, guarantees, services, and other benefits that these nuclear fuel vendors provide when selling fuel to nuclear power plant operators, they also often have multi-year fuel supply contracts with the reactor operators. These multi-year fuel supply contracts act as a barrier to entry into the market, such that it can be very difficult to penetrate some markets for nuclear fuel without working with a nuclear fuel vendor that can support long term contracts. If we are successful in demonstrating our fuel designs in Russia and in continuing to build relationships with nuclear fuel vendors, we believe it may lead to one or more of these major companies in the nuclear power industry working with us in producing and selling our nuclear fuel designs to commercial reactor operators and governments.

Business Segments and Periods Presented

We have provided a discussion of our results of operations on a consolidated basis and have also provided certain detailed segment information for each of our business segments below for the three months ended March 31, 2010 and 2009, in order to provide a meaningful discussion of our business segments. We have organized our operations into two principal segments: Consulting and Strategic Advisory Services and Fuel Technology. We present our segment information along the same lines that our chief executives review our operating results in assessing performance and allocating resources.

BUSINESS SEGMENT RESULTS – THREE MONTHS ENDED MARCH 31, 2010 AND 2009

	Consulting		Fuel Technology		Corporate and Eliminations		Total
	2010	2009	2010	2009	2010	2009	2010	2009

Revenue	2,294,132	2,944,053	105,000	-	-	-	2,399,132	2,944,053

Segment Profit (Loss) – Pre Tax	612,816	1,195,535	(134,449)	(453,805)	(2,162,125)	(2,264,191)	(1,683,758)	(1,522,461)

Total Assets	2,650,113	2,297,070	224,432	309,274	3,553,459	4,529,694	6,428,004	7,136,038

Property Additions	-	-	-	-	-	-	-	-

Interest Expense	-	-	-	-	-	-	-	-

Depreciation	-	-	201	-	6,750	6,004	6,951	6,004

Consulting and Strategic Advisory Services Business

At the present time, substantially all of our revenue for the three months ended March 31, 2010, is derived from our consulting and strategic advisory services business segment by offering services to governments outside the U.S. planning to create or expand electricity generation capabilities using nuclear power plants benefiting from thorium-based or other nuclear fuels. The fee type and structure that we offer for each client engagement is dependent on a number of variables, including the complexity, the level of the opportunity for us to improve the client’s electricity generation capabilities using nuclear power plants, and other factors. Substantially all of the Company’s revenues totaling approximately $2.4 million for the three months ended March 31, 2010,  have been derived from our continuing work under the August 1, 2008 agreements and follow-on agreements in 2009, with the Executive Affairs Authority (“EAA”) of Abu Dhabi, and with the related entities, the Emirates Nuclear Energy Corporation (“ENEC”) and the Federal Authority for Nuclear Regulation (“FANR”) as described in Item 1, Part 1, “Financial Statements – Note 1 - Nature of Operations and Basis of Presentation.” We entered into next phase follow-on agreements in March 2009 and July 2009 to continue our consulting services under the ENEC and FANR agreements for 2009.  Revenue was recognized on a time and expense basis for the three months ended March 31, 2010 and 2009.

The cost of consulting services provided was approximately $1.5 million and $1.7 million for the three months ended March 31, 2010 and 2009, respectively. These amounts consisted primarily of direct labor consulting expenses and other labor support costs incurred, as mentioned in the general overview section above. Some indirect corporate overhead expenses incurred were allocated to the consulting and strategic advisory services business segment, and are included above in the business segment information chart as part of Segment Profit (Loss) – Pre Tax.

Technology Business

On August 3, 2009, we entered into a consulting agreement with AREVA for $550,000 as discussed above. For the three months ended March 31, 2010, our total revenue from AREVA was approximately $105,000 and since the inception of the agreement, our total revenue has been approximately $364,000.  We are under contract to complete six tasks under Phase 1 of the consulting agreement.  We are executing work on the remaining tasks as planned.

Over the next 12 to 15 months we expect to incur up to $5 – $6 million in research and development expenses related to the development of our proprietary nuclear fuel designs. We expect to incur these expenses after we have entered into formal agreements with Russian nuclear entities that will grant us licensing and other rights to use such technologies or intellectual property that would be developed by the Russian entities. Any such agreement may require formal review and approval by the Russian State Atomic Energy Corporation (RosAtom). We spent approximately $0.2 million for research and development during the three months ended March 31, 2010, and a cumulative amount from the date of our inception (January 8, 1992, date of inception of Thorium Power Inc.) to March 31, 2010, of approximately $8.1 million. As of May 1, 2008, we established an office in Moscow and leased office space to support research and development activities in Russia, and, in July 2009, we hired several employees (former consultants) to work on our research and development projects in Russia.

Over the next several years, we expect that our research and development activities will increase and will be primarily focused on testing and demonstration of our fuel technology for VVER-1000 reactors. The main objective of this research and development phase is to prepare for full-scale demonstration of our nuclear fuel technology in an operating commercial VVER-1000 reactor in Russia. Key research and development activities will include: (1) Scaling up the fuel fabrication process to full length (10 feet) rods used in commercial VVER-1000 reactors, (2) Validating thermal hydraulic performance of the full size (10 feet) seed and blanket fuel assembly, (3) Performing post-irradiation examination of fuel samples that have been irradiated in ampoules in the IR-8 research reactor and conducting loop irradiation testing, and (4) Obtaining final regulatory approvals for insertion of fuel in VVER-1000 commercial reactors. As this research and development program relates to commercial applications of our fuel technology, and retaining ownership or control over as much key intellectual property as we possibly can is critical to the long-term success of our licensing business model, our plan is to fully fund these research and development activities ourselves. At the same time, we do not currently plan to fund further development, testing and demonstration of our thorium/weapons-grade plutonium disposing fuel, which can only be used in the U.S.-Russia government-to-government weapons-grade plutonium disposition program and has no commercial applications. Hence, funding for any future research and development activities on this fuel design would have to be provided by the U.S. government or other stakeholders.

Financial Status

At March 31, 2010, our total assets were approximately $6.4 million and total liabilities were approximately $1.6 million. From the results of operations including our consulting business segment, our working capital surplus at December 31, 2009 was approximately $4.5 million, and as of March 31, 2010, our working capital surplus was approximately $4.4 million. Accounts payable and accrued liabilities balance as of March 31, 2010 equaled approximately $1.6 million, a decrease of approximately $0.6 million from the total accounts payable and accrued expenses reported at December 31, 2009.

Management expects that our current cash position, as well as the revenue and profits that are expected to be earned from our follow-on agreements from the two consulting agreements entered into in August 2008, and the AREVA agreement, will meet our foreseeable working capital needs for our current operations until sometime in 2011. We anticipate entering into other consulting and technology agreements with our existing and new clients that may generate additional revenues in 2010 and beyond.  In support of our longer-term business plan for our technology business segment, we will need to raise additional capital in the near term by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity to finance our future overhead and research and development expenditures. We will also need to raise capital to support our technology business if the consulting and strategic advisory services business becomes non-sustaining. Our current average monthly projected working capital requirements for the Company, excluding the $5 – $6 million of research and development expenses we expect to incur in Russia over the next 12 to 15 months, is approximately $1 million per month. A financing will need to take place sometime in 2010 to ensure that we have the necessary working capital to continue our planned business operations through 2010 and beyond. It is important to note that financing may not be available or we may not be able to obtain that financing on terms acceptable to us. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of our outstanding common stock. To support this financing activity, we are exploring transaction opportunities that could simultaneously create strategic industry and market alliances for the Company to support our operations in 2010 and beyond.

Recent Events

None.

Consolidated Results of Operations

Comparison of the Three Months Ended March 31, 2010 to March 31, 2009

The following table summarizes certain aspects of the Company’s consolidated results of operations for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

	Three Months Ended
	31-Mar		(Decrease)	(Decrease)
	2010	2009	Change $	Change %

Consulting Revenues	$2,399,132	2,944,053	$(544,921)%	-19%

Cost of services provided

Consulting expenses	$1,505,490	1,748,518	$(243,028)%	-14%
% of total revenues	63%	59%

Gross profit	$893,642	$1,195,535	$(301,893)%	-25%
% of total revenues	37%	41%

Operating Expenses

General and administrative	$2,372,263	$2,262,681	$109,582%	5%
% of total revenues	99%	77%

Research and development expenses	$204,743	$453,805	$(249,062)%	-55%
% of total revenues	9%	15%

Total Operating Loss	$(1,683,364)	$(1,520,951)	$162,413%	11%
% of total revenues	-70%	-52%

Other Income and (Expenses)

Interest income/expense, other	$(394)	$(1,510)	$(1,116)%	74%
% of total revenues	0%	0%

Net loss - before income taxes	$(1,683,758)	$(1,522,461)	$161,297%	11%
% of total revenues	-70%	-52%

Revenues

We entered into next phase follow-on agreements in March 2009 and July 2009 to continue our consulting services under the ENEC and FANR agreements. Revenue earned under both of these agreements for the three months ended March 31, 2010 and 2009 and under the August 1, 2008 agreements with ENEC and FANR were recognized on a time and expense basis.

The $2.4 million of revenue for the three months ended March 31, 2010 was generated primarily from our consulting and strategic advisory services business segment. The 19 percent decrease in revenue for the three months ended March 31, 2010 compared to the same period in 2009 was primarily due to the uneven nature of our consulting projects with ENEC and FANR which are being performed pursuant to ongoing requests to work on specific projects on a time and expense basis as needed. Notwithstanding the normal variations in billable hours worked under these contracts, in the third quarter of 2009 we re-negotiated some of our billing rates to further enhance and maintain the competitiveness of our advisory services which also resulted in a reduction of our revenue for the three months ended March 31, 2010 compared to the same three month period in 2009. The future revenue to be earned and recognized under both the ENEC and FANR agreements will depend upon agreed upon work plans which can differ from the revenue amounts initially planned to be earned under these agreements

For the three months ended March 31, 2010, we earned approximately $105,000 of fees from our new consulting agreement with AREVA mentioned above.  We will receive total fees of $550,000 for services provided pursuant to the Consulting Agreement. The anticipated second phase and further phases of the collaboration, including a detailed study of evolutionary and longer-term thorium fuel concepts, will be conducted in accordance with additional collaborative agreements based upon the results of the first phase.

Cost of Services Provided

The decrease in the cost of services for the three months ended March 31, 2010 compared with the same period in 2009 is due to the decrease in billable hours for the ENEC and FANR projects. These expenses related to the consulting, professional, administrative and other costs allocated to the consulting projects, which were incurred to perform and support the work done for our consulting projects with ENEC and FANR. The billing rates to us from our consultants who provide services under our consulting contracts have primarily remained unchanged in 2010 and 2009.

Gross Profit

Gross profit margin of 37% for the three months ended March 31, 2010 is lower compared to the same period in 2009. Our gross margins from our advisory contracts with ENEC and FANR decreased due to the reduction that occurred in the third quarter of 2009 in some of our hourly consultants billing rates to the ENEC and FANR.

General and Administrative Expenses

There was a 5 % increase in the general and administrative expenses for the three months ended March 31, 2010, as compared to the same period in 2009. This increase was primarily due to an increase in (1) employee wages and payroll related benefits of approximately $118,000, (2) costs for accounting and audit fees of approximately $39,000, incurred to strengthen our internal controls and for Sarbanes Oxley compliance, (3) cost of our Nasdaq listing dues of $33,000, (4) insurance costs of approximately $33,000, (5) consulting and other professional fees of approximately $70,000 and (6) other general overhead costs of approximately $184,000. The increases in these above expenses were partially offset by a decrease in stock-based compensation of approximately $367,000. The decrease in stock-based compensation for the three months ended March 31, 2010 as compared to the same period in 2009, is due to certain long-term incentive stock options and stock that were granted in prior years under our stock plan to executives, directors, advisors and employees, which became fully vested in 2009. In the future, stock-based compensation may be offered to attract new employees in 2010, due to our expansion to meet the demands of contracts with our current customers, and anticipated future business with new customers. We expect our general and administrative expenses may increase in future periods due to the expansion of our consulting and strategic advisory services business segment and the hiring of new officers, employees and consultants to help further develop and support our consulting and strategic advisory services and technology business segments.

Research and Development Costs

The decrease in research and development costs for the three months ended March 31, 2010 compared to the same period in 2009 is due to a temporary decrease in this quarter in our research and development activities in Russia. We expect that our research and development expenses will increase in the future periods.   Over the next 12 to 15 months we expect to incur approximately up to $5 – $6 million in research and development expenses related to the development of our proprietary nuclear fuel designs.

Other Income and Expense

The decrease in other income and expense for the three months ended March 31, 2010 compared to the same period in 2009 is due to the decrease in interest income earned on our idle cash.

Liquidity and Capital Resources

As of March 31, 2010, we had a total of cash and cash equivalents of $2 million. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

	Cash Flow
	Three Months Ended
	March 31,
	2010	2009

Net cash provided by (used in) operating activities	$(1,028,657)	$(1,188,481)
Net cash used in investing activities	$0	$(16,402)
Net cash provided by (used in) financing activities	$0	$0
Net cash inflow (outflow)	$(1,028,657)	$(1,204,883)

Operating Activities

Net cash used in our operating activities decreased by approximately $160,000 for the three months ended March 31, 2010 as compared to the same period in 2009.  This decrease in funds used by our operating activities was primarily due to an increase in our operating loss, which was due to a decrease in our revenue for the three months ended March 31, 2010, and a decrease in the payment of accounts payable and accrued liabilities. This decrease in funds used in our operating activities was partially offset by a decrease in the collections of our accounts receivable in 2010, in payment for our work in 2009 and 2010. The other changes to the operating activities cash flows are mentioned above in the Consolidated Results of Operations section of this management discussion and analysis, regarding our operating expenses.

Investing Activities

Net cash used in our investing activities for the three months ended March 31, 2010 as compared to the same period in 2009, decreased by approximately $16,000, which was due to the decrease in patent costs in 2010 for the filing of patent applications. These patent applications are filed for the new developments resulting from our research and development activities in our fuel technology business segment. We anticipate these patent costs to increase in the future periods.

Financing Activities

There was no net cash provided by or used in our financing activities for the three months ended March 31, 2010 and 2009.

Management expects that the proceeds from our consulting agreements in 2010, as well as the expected proceeds that we will earn under the two consulting agreements entered into in August 2008 and the follow-on agreements with ENEC and FANR, and the AREVA agreement, will meet our foreseeable working capital needs for our current operations until sometime in 2011. However, we will need to raise additional capital in the near term by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity to support our longer term business plan. We will also need to raise capital in the near term to support our overhead operation if the consulting and strategic advisory services business becomes non-sustaining. If we need to obtain additional financing, that financing may not be available or we may not be able to obtain that financing on terms acceptable to us. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of our outstanding common stock.

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

Our management expects to make judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increase, these judgments become even more subjective and complex. Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from these estimates. Changes in estimates and assumptions based upon actual results may have a material impact on our results of operation and/or financial condition. We have identified certain accounting policies that we believe are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in the Annual Report on Form 10-K filed with the Commission on March 16, 2010

Accounting for Stock Based Compensation, Stock Options and Warrants Granted to Employees and Non-employees

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

Prior to the completion of our merger in October 2006, we had limited historical information on the price of our stock as well as employees' stock option exercise behavior for stock options issued prior to the merger. As a result, we could not rely on historical experience alone to develop assumptions for stock price volatility and the expected life of options. As such, our stock price volatility was estimated with reference to our historical stock price for the time period before the merger, from the date the announcement of the merger was made. We utilized the closing prices of our publicly-traded stock from the announcement date in January 2006 to determine our volatility and will continue to use our historical stock price closing prices to determine our volatility.

The expected life of options is based on internal studies of historical experience and projected exercise behavior. We estimate expected forfeitures of stock-based awards at the grant date and recognize compensation cost only for those awards expected to vest. The forfeiture assumption is ultimately adjusted to the actual forfeiture rate. Estimated forfeitures are reassessed in subsequent periods and may change based on new facts and circumstances. We utilize a risk-free interest rate, which is based on the yield of U.S. treasury securities with a maturity equal to the expected life of the options. We have not and do not expect to pay dividends on our common shares in the near term.

The options were valued using the Black-Scholes option pricing model. The assumptions used were as follows: volatility of 98% to 284%, a risk-free interest rate of 2.56% to 5.24%, dividend yield of 0% and an exercise term of two to ten years.

Income Taxes

We account for income taxes using the liability method in accordance with ASC 740, Accounting for Income Taxes, which requires the recognition of deferred tax assets or liabilities for the tax-effected temporary differences between the financial reporting and tax bases of our assets and liabilities and for net operating loss and tax credit carry forwards. The tax expense or benefit for unusual items, prior year tax exposure items or certain adjustments to valuation allowances are treated as discrete items in the interim period in which the events occur.

On January 1, 2007, we adopted ASC 740 for Accounting for Uncertainty in Income Taxes. ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. As a result of the implementation ASC 740, we did not recognize any current tax liability for unrecognized tax benefits. We have a net operating loss carry-forward of approximately $17 million against which we have taken a 100% valuation allowance, as of the date of these financial statements.

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

We recognize revenue from the current two consulting agreements that we entered into with the EAA in August 2008 and the follow-on agreements in 2009, as time and expense contracts.

We recognize revenue associated with fixed-fee service contracts in accordance with the provisions of the contract which include client acceptance provisions. We do not recognize revenue until such time as the client has confirmed its acceptance. When a loss is anticipated on a contract, the full amount of the anticipated loss is recognized immediately. We are recognizing the revenue associated with the AREVA agreements as our client accepts specified deliverables under the contract.

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

Intangibles

As presented on the accompanying balance sheets, we had patents with a net book value of approximately $242,000 as of March 31, 2010 and December 31, 2009. There are many assumptions and estimates that may directly impact the results of impairment testing, including an estimate of future expected revenues, earnings and cash flows, and discount rates applied to such expected cash flows in order to estimate fair value. We have the ability to influence the outcome and ultimate results based on the assumptions and estimates we choose for testing. To mitigate undue influence, we set criteria that are reviewed and approved by various levels of management. The determination of whether or not intangible assets have become impaired involves a significant level of judgment in the assumptions. Changes in our strategy or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets. We will amortize our patents when they are placed in service. Our patents were not placed into service as of March 31, 2010 and December 31, 2009.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of March 31, 2010, and was effective during the entire quarter ended March 31, 2010.

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

ITEM 1A.     RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS

There were no unregistered sales of equity securities during the fiscal quarter ended March 31, 2010.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the fiscal quarter ended March 31, 2010.

ITEM 4.     (REMOVED AND RESERVED)

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

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification - Principal Accounting Officer
32	Section 1350 Certifications

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereto duly authorized individuals.

Date: May 13, 2010

LIGHTBRIDGE CORPORATION

By:	/s/ Seth Grae
Seth Grae
Chief Executive Officer,
President and Director
(Principal Financial Officer)

By:	/s/ James Guerra
James Guerra
Chief Operating Officer and
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification - Principal Accounting Officer
32	Section 1350 Certifications