Form 10-Q
period 2010-06-30
LIGHTBRIDGE Corp
filed 2010-07-22
CIK 1084554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2010

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

Large Accelerated Filer	☐	Accelerated Filer ☐
Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of July 19, 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	10,349,975

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

ITEM 1. FINANCIAL STATEMENTS

LIGHTBRIDGE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009

Lightbridge Corporation
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$3,077,451	$3,028,791
Restricted cash	263,300	652,174
Accounts receivable - project revenue and reimbursable project costs	1,132,656	2,421,088
Prepaid expenses & other current assets	389,101	574,095
Total Current Assets	4,862,508	6,676,148

Property Plant and Equipment -net	84,143	97,559

Other Assets
Patent costs - net	264,716	241,845
Security deposits	120,486	120,486
Total Other Assets	385,202	362,331

Total Assets	$5,331,853	$7,136,038

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$1,546,336	$2,162,221
Deferred Revenue	213,300	0

Total Liabilities	1,759,636	2,162,221

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.001 par value, 50,000,000 authorized shares, no shares issued and outstanding	-	-
Common stock, $0.001par value, 500,000,000 authorized, 10,307,513 shares and 10,168,412 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	10,308	10,168
Additional paid in capital - stock and stock equivalents	56,539,091	54,108,685
Deficit	(52,410,629)	(48,723,286)
Common stock reserved for issuance, 4,204 shares and 5,721 shares at June 30, 2010 and December 31, 2009, respectively	34,750	34,750
Deferred stock compensation	(601,303)	(456,500)
Total Stockholders' Equity	3,572,217	4,973,817

Total Liabilities and Stockholders' Equity	$5,331,853	$7,136,038

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Lightbridge Corporation
Unaudited Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue:

Consulting Revenue	$1,962,295	$3,430,485	$4,361,427	$6,374,538

Cost of Consulting Services Provided	1,262,908	1,888,846	2,768,398	3,637,364

Gross Margin	699,387	1,541,639	1,593,029	2,737,174

Operating Expenses
General and administrative	2,543,647	2,342,580	4,915,910	4,605,261
Research and development expenses	158,237	559,112	362,980	1,012,917
Total Operating Expenses	2,701,884	2,901,692	5,278,890	5,618,178

Operating loss	(2,002,497)	(1,360,053)	(3,685,861)	(2,881,004)

Other Income and (Expenses)
Interest income	896	13,492	1,048	16,520
Other	(1,984)	(389)	(2,530)	(4,927)
Total Other Income and Expenses	(1,088)	13,103	(1,482)	11,593

Net loss before income taxes	(2,003,585)	(1,346,950)	(3,687,343)	(2,869,411)

Income taxes	0	0	0	0

Net loss	$(2,003,585)	$(1,346,950)	$(3,687,343)	$(2,869,411)

Net Loss Per Common Share, Basic and diluted	$(0.19)	$(0.13)	$(0.36)	$(0.29)
Weighted Average Number of shares outstanding for the period used to compute per share data - (prior reporting period restated to reflect 1 for 30 reverse stock split)	10,296,694	10,061,391	10,232,553	10,058,485

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Lightbridge Corporation
Unaudited Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
Operating Activities:
Net Loss	$(3,687,343)	$(2,869,411)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock based compensation	1,582,092	2,519,098
Depreciation and amortization	13,416	13,040
Changes in non-cash operating working capital items:
Accounts receivable - fees and reimburseable project costs	1,288,432	1,459,329
Prepaid expenses and other current assets	184,994	(260,222)
Accounts payable, accrued liabilities and other current liabilities	87,766	(1,500,982)
Deferred revenue	213,300	0
Net Cash Used In Operating Activities	(317,343)	(639,148)

Investing Activities:
Property and equipment	0	(12,039)
Patent costs	(22,871)	(18,340)
Net Cash Used In Investing Activities	(22,871)	(30,379)

Financing Activities:
Restricted cash	388,874	0
Net Cash Provided by (Used In) Financing Activities	388,874	0

Net Decrease In Cash and Cash Equivalents	48,660	(669,527)

Cash and Cash Equivalents, Beginning of Period	3,028,791	5,580,244

Cash and Cash Equivalents, End of Period	$3,077,451	$4,910,717

Supplemental Disclosure of Cash Flow Information
Cash paid during the year:
Interest paid	$0	$0
Income taxes paid	$0	$266,000

Non-Cash Financing Activity
Grant of Common Stock for Payment of Accrued Liabilities	$703,652	$0

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Lightbridge Corporation
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Six Months Ended June 30, 2010 (Unaudited) and Year Ended December 31, 2009

	Common Stock		Additional		Stock Committed	Deferred	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Future Issuance	Stock Compensation	Equity

Balance - December 31, 2008	10,049,769	$10,050	$48,898,894	$(41,489,974)	$114,787	$(225,959)	$7,307,798
Stock based compensation			4,483,735		139,000	226,252	4,848,987
Net loss for the year				(7,233,312)			(7,233,312)
Shares issued - non cash	108,026	108	675,722		(219,037)	(456,793)	0
Shares issued - cash (options exercised)	10,617	10	50,334				50,344
Balance - December 31, 2009	10,168,412	10,168	54,108,685	(48,723,286)	34,750	(456,500)	4,973,817
Stock based compensation			1,296,281		69,500	216,310	1,582,091
Net loss for the period				(3,687,343)			(3,687,343)
Shares issued - non cash	139,101	140	1,134,125		(69,500)	(361,113)	703,652
Balance - June 30, 2010	10,307,513	$10,308	$56,539,091	$(52,410,629)	$34,750	$(601,303)	$3,572,217

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

\
Lightbridge Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2010 and 2009

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

We are now engaged in two business segments. The first business segment is the development, promotion and marketing of our patented advanced nuclear fuel designs for existing and new light water reactors. Currently, we have two primary fuel product families in the development stage: (1) All-metal fuel technology based on a uranium-zirconium alloy that has a potential to increase power output by up to 30% per reactor, reduce initial capital cost per megawatt and annual operating costs per kilowatt-hour, and reduce the volume of spent fuel per kilowatt-hour compared to reactors operating on conventional uranium oxide fuel, and (2) Thorium-based fuel technology based on a seed-and-blanket fuel assembly configuration that provides enhanced proliferation resistance, reduced volume and long-term radio-toxicity of spent fuel, and other benefits.

Within the all-metal fuel product family, most of our research and development work to-date has been focused on Western-type pressurized water reactors (PWRs).  However, while we have not yet studied in sufficient detail its application to other reactor types, we expect that the all-metal fuel’s benefits seen in PWRs could also potentially apply to boiling water reactors (BWRs) as well as small modular reactors.  We also believe that the all-metal fuel technology can be synergistic with future fast reactor fuel designs currently under development.

One of the key benefits of our designed all-metal fuel technology is a potential increase of up to 30% in power output per reactor compared to reactors using standard oxide nuclear fuel. This increased power output is expected to lower the initial capital cost per megawatt and annual operating costs per kilowatt-hour which we believe would strengthen the economics of nuclear power versus other forms of power generation. In addition, currently operating light water reactors could also take advantage of this increased power output by switching to our all-metal fuel design as part of a power uprate process.  An actual power uprate level is expected to be determined based on results of a cost/benefit analysis as some major reactor modifications may be required to accommodate power uprates above a certain level.

Lightbridge Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2010 and 2009

Our all-metal fuel design is expected to provide a proliferation resistant fuel cycle and result in up to 23% less volume of used fuel per kilowatt-hour of electricity generated.  It is also expected to have improved fuel operation compared to standard oxide fuel.

Within the thorium-based fuel product family, we currently have three types, or variants, of thorium-based fuel designs in various stages of development. The first is designed to provide reactor owners/operators with a proliferation resistant fuel technology that will not generate weapons-usable plutonium in the spent fuel. The second is designed to dispose of reactor-grade plutonium that has been extracted from spent fuel from commercial reactors and stockpiled in Russia, Western Europe, the U.S., Japan, and other countries. The third is designed to dispose of weapons-grade plutonium that is stockpiled in Russia and the United States. All three of these fuel variants are expected to have additional benefits, including reduced volume and reduced long-term radio-toxicity of spent fuel for the same amount of electricity generated, as compared with the uranium fuels that are currently used in light water reactors.  To-date, our focus has been on the first variant.

From our U.S. and Moscow offices, we are working with our US partners, Texas A&M University and Idaho National Laboratory, and Russian nuclear research institutes on testing and demonstration of our metallic fuel rods in a test reactor environment as a key step toward a full-scale demonstration in a Western commercial reactor.

Once our nuclear fuel designs are further developed and tested, we plan to license our intellectual property rights to fuel fabricators, nuclear generators, and governments for use in commercial light water nuclear reactors, or sell the technology to a major nuclear company or government contractor, or some combination of the two.  We anticipate having the final design of our fuel technology for our all-metal fuel design and commencing the demonstration of our fuel in an operating commercial reactor within the next five to six years. Presently most of our research, testing and demonstration activities are being conducted in Russia. Our research operations are subject to various political, economic, and other risks and uncertainties inherent in Russia.

On August 3, 2009, we entered into two agreements with AREVA regarding our fuel technology business.  The first was an Agreement for Consulting Services, or Consulting Agreement, pursuant to which we conducted the first phase of an investigation of specific topics of thorium fuel cycles in AREVA’s light water reactors, or LWRs. This first phase primarily focused on providing initial general results relating to evolutionary approaches to the use of thorium in AREVA’s LWRs, specifically within AREVA’s Evolutionary Power Reactor. The first phase under the Consulting Agreement includes total fees of approximately $550,000 payable to us for services provided thereunder. We completed the work under phase one of the Consulting Agreement during the quarter ended June 30, 2010. The anticipated second phase and further phases of the collaboration, including a detailed study of evolutionary and longer-term thorium fuel concepts, will be conducted in accordance with additional collaborative agreements. The second agreement we signed with AREVA was a five-year Collaborative Framework Agreement, pursuant to which we will establish a joint steering committee with AREVA, which will be responsible for reviewing project proposals, will be empowered to make scientific and/or technical decisions and will allocate the resources required to implement future collaborative projects between us and AREVA.  AREVA’s use of our intellectual property for commercial purposes or any purpose other than as specified in the agreement would be separately negotiated on a royalty basis.

Pursuant to our agreements with AREVA, each party retains ownership in its existing (i.e., developed prior to entering into the agreements with AREVA) intellectual property. The parties have also agreed that AREVA will retain full ownership of any work product resulting from the services performed under the Consulting Agreement that relate to AREVA’s LWRs and we will retain full ownership of any work product resulting from the services performed under the Consulting Agreement that relate to reactors other than AREVA’s LWRs, including, but not limited to Russian VVER-type reactors.

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

Lightbridge Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2010 and 2009

In April 2010 we entered into an agreement with another foreign government to evaluate the feasibility of developing and deploying a civil nuclear power program as one element of a strategy to meet future electricity generation needs. Lightbridge's statement of work for the country's government will initially focus on two distinct areas. The first, an economic feasibility study that will address the question of whether deployment of a civil nuclear power program would meet the economic, energy portfolio mix and environmental objectives of the country. The second, a site suitability study that will evaluate and rank sites that are potentially suitable for the construction and operation of commercial nuclear power plants. If sites are identified and meet the necessary protocol, Lightbridge will determine up to three preferred locations. Lightbridge intends to communicate additional details about the client relationship pending the outcome of the initial scope of work. Total contract price for this work is approximately $700,000 and we expect to complete this project and recognize revenue by the end of the third quarter of 2010. This agreement required an upfront fee paid to us of $213,300, which was recorded as deferred revenue at June 30, 2010. We were required under the agreement to issue a letter of credit to this customer to secure the upfront fee they paid to us. We deposited $213,300, which is part of the restricted cash total of $263,500 at June 30, 2010, to the bank as security for this letter of credit. We will recognize revenue from this new contract upon the completion of certain defined contract deliverables that are accepted by this customer under this agreement.

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

Lightbridge Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2010 and 2009

c) Revenue Recognition

Consulting Business Segment

Revenue—at the present time we are deriving substantially all of our revenue from our consulting and strategic advisory services business segment, by offering services to foreign governments planning to create or expand electricity generation capabilities using nuclear power plants. Our fee structure for each client engagement is dependent on a number of variables, including the size of the client, the complexity, the level of the opportunity for us to improve the client’s electrical generation capabilities using nuclear power plants, and other factors. The accounting policy we use to recognize revenue depends on the terms of the specific contract. Substantially all of our revenue producing consulting contracts mentioned below, for the six months ended June 30, 2010 and June 30, 2009, are with the Executive Affairs Authority, or EAA, of Abu Dhabi, one of the member Emirates of the UAE, and the related entities: Emirates Nuclear Energy Corporation, or ENEC, and Federal Authority for Nuclear Regulation, or FANR. All of our revenues recognized under these EAA contracts for the six months ended June 30, 2010 and June 30, 2009 are recognized on a time and expense basis.

Certain customer arrangements require evaluation of the criteria outlined in the accounting standards of reporting revenue Gross as a Principal Versus Net as an Agent  in determining whether it is appropriate to record the gross amount of revenue and related costs or the net amount earned as agent fees. Generally, when we are primarily obligated in a transaction, revenue is recorded on a gross basis. Other factors that we consider in determining whether to recognize revenue on a gross versus net basis include our assumption of credit risk, our latitude in establishing prices, our determination of service specifications and our involvement in the provision of services. When we conclude that we are not primarily obligated as a principal, we record the net amount earned as agent fees within net sales. We recognized revenue gross as a Principal for the six months ended June 30, 2010 and 2009.

Technology Business Segment

Once our all-metal fuel assembly design and thorium-based nuclear fuel designs have advanced to a commercially usable stage, we will seek to license our technology to major government contractors or nuclear companies, working for the U.S. and other governments. We expect that our revenue from license fees will be recognized on a straight-line basis over the expected period of the related license term.

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
For the Six Months Ended June 30, 2010 and 2009

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

3. CONSULTING REVENUES

ENEC and FANR Projects

Substantially all of our total consulting revenue earned in the amount of approximately $1.5 million and $3.8 million for the three months  and six months ended June 30, 2010 and 2009, has been derived from the two consulting contracts we entered into in August 2008, for consulting services to be rendered for future periods.  The variation in revenue reflects the uneven nature of consulting projects and the timing of revenues recognized on the respective projects.

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

Travel costs and other reimbursable costs under these contracts are reported in the accompanying statement of operations as both revenue and cost of consulting services provided, and totaled approximately $278,000 and $639,000 for the three months and six months ended June 30, 2010 respectively and approximately $304,000 and $638,000 for the three months and six months ended June 30, 2009, respectively. The total travel and other reimbursable expenses that have not been reimbursed are being presented on the accompanying balance sheet and included in total accounts receivable in the amount of approximately $90,000 at June 30, 2010 and approximately $159,000 at December 31, 2009. The remaining accounts receivable reported at June 30. 2010 of approximately $1,043,000 represents consulting fees billed and due for the work performed for both the ENEC and FANR projects mentioned above. Total accounts receivable reported on the accompanying balance sheet is approximately $1,133,000 at June 30, 2010 and approximately  $2,421,000 at December 31, 2009. At June 30, 2010 approximately $541,000 is for June 2010 work that was billed in July 2010.

Lightbridge Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2010 and 2009

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

We evaluate performance based on several factors, of which the primary financial measure is business segment income before taxes. The following tables show the operations of our reportable segments for the three months and six months ended June 30, 2010 and 2009:

BUSINESS SEGMENT RESULTS – THREE MONTHS ENDED JUNE 30, 2010 AND 2009

	Consulting		Technology		Corporate and Eliminations		Total
	2010	2009	2010	2009	2010	2009	2010	2009

Revenue	1,480,190	3,430,485	482,105	0	0	0	1,962,295	3,430,485

Segment Profit – Pre Tax	214,106	1,404,485	148,392	(559,111)	(2,366,083)	(2,192,324)	(2,003,585)	(1,346,950)

Total Assets	1,149,442	3,907,115	123,203	236,215	4,059,208	6,452,152	5,331,853	10,595,482

Property Additions	0	0	0	0	0	12,039	0	12,039

Interest Expense	0	0	0	0	0	0	0	0

Depreciation	0	0	0	0	6,666	7,036	6,666	7,036

BUSINESS SEGMENT RESULTS – SIX MONTHS ENDED JUNE 30, 2010 AND 2009

	Consulting		Technology		Corporate and Eliminations		Total
	2010	2009	2010	2009	2010	2009	2010	2009

Revenue	3,774,322	6,374,538	587,105	0	0	0	4,361,427	6,374,538

Segment Profit – Pre Tax	826,922	2,600,020	13,943	(1,012,916)	(4,528,208)	(4,456,515)	(3,687,343)	(2,869,411)

Total Assets	1,149,442	3,907,115	123,203	236,215	4,059,208	6,452,152	5,331,853	10,595,482

Property Additions	0	0	0	0	0	12,039	0	12,039

Interest Expense	0	0	0	0	0	0	0	0

Depreciation	0	0	0	0	13,416	13,040	13,416	13,040

Lightbridge Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2010 and 2009

5. RESEARCH AND DEVELOPMENT COSTS

Research and development costs, included in the statement of operations amounted to approximately $158,000 and $363,000 for the three months and six months ended June 30, 2010 respectively and approximately $559,000 and $1,013,000 for the three months and six months ended June 30,2009, respectively. Total cumulative expense has amounted to $8.3 million from January 8, 1992, the inception of TPI, to June 30, 2010. These totals do not include the costs incurred on the research and development contracts with AREVA which may result in potential intellectual property for us to use in the future, for other than AREVA’s LWRs reactors, including but not limited to Russian VVER-type reactors.

Research and Development Contracts

We entered into a contract with AREVA on August 3, 2009, under which we are obligated to perform certain specific research and development activities under an Initial Collaborative Agreement. We receive fees under the terms of this AREVA Agreement.

AREVA was obligated to pay us a total of $550,000 for services provided in phase 1, assuming no early termination and assuming completion of the original scope of work. AREVA was also obligated to reimburse us for any reasonable out of pocket expenses properly incurred by us and directly attributable to the provision of the services outlined in the AREVA Agreement. We have completed this phase 1 work and have billed the total amount to AREVA.

Deferred projects costs incurred under our new contract with a government agency mentioned above, included on the balance sheet in the caption “prepaid expenses & other current assets”, totaled approximately $93,148 at June 30, 2010. Deferred project costs are then recognized or amortized to an expense captioned, “cost of consulting services provided” (on the accompanying Statement of Operations), when the revenue is to be recognized or when the project is completed. There has been no revenue recognized under this new contract as of June 30, 2010.

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:	June 30, 2010	December, 31 2009

Trade Payables	$198,506	$296,120
Accrued Expenses	846,833	928,054
Accrued Payroll	500,997	938,047

	$1,546,336	$2,162,221

7.  STOCKHOLDERS' EQUITY

All common stock shares and share prices reflected in the financial statements, hereto, and in the discussion below reflect the effect of the 1-for-30 stock reverse stock split on September 29, 2009.

Lightbridge Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2010 and 2009

Total common stock outstanding at June 30, 2010 and December 31, 2009 was 10,307,513 and  10,168,412, respectively. At June 30, 2010, there were 4,204 shares reserved for future issuance and 1,899,691 stock options outstanding, all totaling 12,211,408 of total stock and stock equivalents outstanding at June 30, 2010.

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

Total stock options outstanding at June 30, 2010 were 1,899,691 of which 1,379,469 of these options were vested at June 30, 2010. Stock option expense was approximately $569,000 and approximately $1,183,000 for the three months ended June 30, 2010 and 2009, respectively. Stock option expense was approximately $1,296,000 and approximately $2,393,000 for the six months ended June 30, 2010 and 2009, respectively.

Stock option transactions to the employees, directors, advisory board members and consultants are summarized as follows for the six months ended June 30, 2010:

Stock Options Outstanding	2010
Beginning of the year	1,785,204
Granted	114,487
Exercised
Forfeited
Expired
End of period	1,899,691
Options exercisable	1,379,469

The above table includes options issued as of June 30, 2010 as follows:

i).	A total of 432,269 non-qualified 5-10 year options have been issued, and are outstanding, to advisory board members at exercise prices of $4.50 to $14.40 per share.

ii).
A total of 1,246,088 non-qualified 5-10 year options have been issued, and are outstanding, to our directors, officers and employees at exercise prices of $4.68 to $23.85 per share. From this total, 750,623 options are outstanding to the Chief Executive Officer who is also a director, with remaining contractual lives of 0.13– 9.7 years. All other options issued have a remaining contractual life ranging from 0.02 years to 9.7 years.

iii).	A total of 221,334 non-qualified 5-10 year options have been issued, and are outstanding, to our consultants at exercise prices of $6.30 to $19.20 per share.

Lightbridge Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2010 and 2009

The following table provides certain information with respect to the above-referenced stock options that are outstanding and exercisable at June 30, 2010:

	Stock Options Outstanding		Stock Options Vested
Exercise Prices	Weighted Average Remaining Contractual Life - Years	Number of Awards	Number of Awards	Weighted Average Exercise Price
$4.50 - $8.70	6.83	913.484	435,628	$6.09
$9.00 - $12.90	5.64	185,674	166,456	$10.46

$13.20-$18.90	4.33	493,865	470,717	$13.97
$19.20-$23.85	5.15	306,668	306,668	$22.84

Total	5.79	1,899,691	1,379,469	$13.03

The aggregate intrinsic value of stock options outstanding at June 30, 2010 was $1,930,643 of which $925,447 related to vested awards. Intrinsic value is calculated based on the difference between the exercise price of the underlying awards and the quoted price of our common stock as of the reporting date ($8.20 per share as of the close on June 30, 2010).

Assumptions used in the Black Scholes option-pricing model for the six months ended June 30 2010 and 2009 were as follows:

	Six months ended
	6/30/2010	6/30/2009

Average risk-free interest rate	3.73%	2.59%
Average expected life	10	10
Expected volatility	98.46%	97.79%
Expected dividends	0%	0%

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

During the three months ended June 30, 2010 and 2009, approximately $724,000 and approximately $1,246,000 respectively, was recorded as total stock-based compensation. During the six months ended June 30, 2010 and 2009, approximately $1,582,000 and $2,519,000 respectively, was recorded as total stock-based compensation.

The total fair market value of restricted stock awards is recorded as deferred stock compensation (a component of equity, which is presented in the Balance Sheet), as grants are awarded. Deferred stock compensation is amortized as stock-based compensation expense is recognized, or grants are forfeited. On June 30, 2010 and December 31, 2009, the balance carried in the deferred stock compensation account was approximately $601,000 and approximately $456,000 respectively. During the six months ended June 30, 2010, we have amortized approximately $216,000 as stock-based compensation expense. We have recorded deferred stock compensation related to new grants of restricted stock in the amount of approximately $361,000.

Lightbridge Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2010 and 2009
b). Warrants

There are no warrants outstanding as of June 30, 2010.

c). Common Stock reserved for Future Issuance

Common stock reserved for future issuance consists of

	Shares of
	Common
	Stock	Amount

Stock-based compensation	4,204	$34,750

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

As of June 30, 2010 and December 31, 2009, there were no tax contingencies recorded.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting and the amounts recognized for income tax purposes. The significant components of deferred tax assets (at a 40% effective tax rate) as of June 30, 2010 and December 31, 2009 respectively, are as follows:

Deferred Tax Assets	Total Amount		Deferred Tax Asset Amount
	2010	2009	2010	2009

Capitalized start up costs	$7,125,807	$7,125,807	$2,850,323	$2,850,323
Stock-based compensation	19,357,883	17,929,307	7,743,153	7,171,723
Net operating loss carryforward	18,215,199	15,956,432	7,286,080	6,382,573

Less: valuation allowance	(44,698,889)	(41,011,546)	(17,879,556)	(16,404,619)

	$-	$-	$-	$-

We have net operating loss carryforward for federal and state tax purposes of approximately $18.2 million that is available to offset future taxable income. For financial reporting purposes, no deferred tax asset was recognized because management estimates that it is more likely than not that substantially all of the net operating losses at Decmeber will expire unused. As a result, the amount of the deferred tax assets considered realizable was reduced 100% by a valuation allowance. We have no other deferred tax assets or liabilities. The changes in the valuation allowance were increases of approximately $800,000 and $1,474,000 for the three months and six months ended June 30, 2010. Many of our operating expenses in the 2007 and 2006 tax years were classified under the internal revenue code as capitalized start-up costs which were not deductible for tax purposes in those tax years, but are now amortized as start-up costs in 2010 and 2009 .

We filed a consolidated tax return with our subsidiaries.

In 2009, we prepaid federal and state income taxes in the amount of $266,000 for estimates for 2008 corporate taxes. We received this amount back from the Internal Revenue Service and State taxing authorities in the fourth quarter of 2009.

Lightbridge Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2010 and 2009

9. RESEARCH AGREEMENT

Effective on August 21, 2009, TPI entered into an agreement for ampoule irradiation testing, or the AIT Agreement, with Kurchatov. Under the AIT Agreement, TPI agreed to compensate Kurchatov for irradiation testing of TPI’s proprietary nuclear fuel designs conducted in 2008 and part of 2009. Pursuant to the AIT Agreement, TPI is obligated to pay to Kurchatov a total of $400,000, and Kurchatov is obligated to transfer to TPI the worldwide rights in all of the test data generated in the course of the irradiation testing of TPI’s proprietary nuclear fuel designs in 2008 and part of 2009, and Kurchatov agrees not to use, in any manner, the work product associated with such testing or exercise any rights associated therewith without the written consent of TPI. Further, Kurchatov is obligated to provide to TPI and its affiliates specified information and documentation for audit purposes and to obtain any and all permits from Russian governmental entities which may be required in order for Kurchatov to perform under the AIT Agreement. To-date, a total of $35,000 has already been paid to Kurchatov under the AIT Agreement.  The remaining balance under the AIT Agreement is due upon the completion of certain deliverables and the receipt of a Russian export license.

In October 2009 we entered into an umbrella agreement, or the SOSNY Agreement, with Russian Limited Liability Research and Development Company, or SOSNY. SOSNY will serve as our prime contractor in Russia to manage the research and development activities related to the lead test assembly, or LTA, program for Russian designed VVER-1000 reactors. SOSNY is a leading Russian commercial nuclear entity specializing in front-end and back-end nuclear fuel cycle management and logistics services.  Specific work will be carried out under individual task orders to be issued under the SOSNY Agreement.  The scope, deliverables, and costs are to be agreed between the parties for each individual task order.  On June 17, 2010, TPI entered into Task Order No. 1 with SOSNY whereby TPI is obligated to pay to SOSNY a total of 7,259,000 Russian Rubles (approximately $235,000 at the June 30, 2010 exchange rate) for certain R&D work to be completed and all deliverables to be submitted to TPI by December 31, 2010.

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

We  entered into an agreement to lease new office space under the terms of a sublease with a term of 65 months commencing August 1, 2008. Under the terms of the sublease, the lease payments are inclusive of pass-through costs, which include real estate taxes and standard operating expenses. We paid the security deposit related to this sublease agreement in the amount of $120,486. We pay monthly rental fees in the amount of $40,162 in the first year of the sublease agreement, and payments increase by a factor of 4% each year thereafter. We may terminate this agreement by providing 60 days notice to the sublessor. The monthly straight-line rental expense from August 1, 2008 to December 1, 2013 is $45,189.  As a result of the straight-line rent calculation generated by the one free rent period and rent escalation, we have a deferred rent credit of $68,702 at June 30, 2010.

Lightbridge Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2010 and 2009

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

General Overview

We are a developer of proprietary, proliferation resistant nuclear fuel designs and a provider of nuclear energy consulting and strategic advisory services, each of which will be described in the following sections.

Technology Business Segment

To date, our operations have been devoted primarily to the development and demonstration of our nuclear fuel designs, developing strategic relationships within and outside of the nuclear power industry, securing political and financial support from the U.S. and Russian governments, and the filing of patent applications (including related administrative functions).

On August 3, 2009, we entered into two agreements with AREVA regarding our fuel technology business.  The first was an Agreement for Consulting Services, or Consulting Agreement, pursuant to which we conducted the first phase of an investigation of specific topics of thorium fuel cycles in AREVA’s light water reactors, or LWRs. This first phase primarily focused on providing initial general results relating to evolutionary approaches to the use of thorium in AREVA’s LWRs, specifically within AREVA’s Evolutionary Power Reactor. The first phase under the Consulting Agreement has been completed and included total fees of approximately $550,000 payable to us for services provided thereunder. The anticipated second phase and further phases of the collaboration, including a detailed study of evolutionary and longer-term thorium fuel concepts, will be conducted in accordance with additional collaborative agreements. The second agreement we signed with AREVA was a five-year Collaborative Framework Agreement, pursuant to which we will establish a joint steering committee with AREVA, which will be responsible for reviewing project proposals, will be empowered to make scientific and/or technical decisions and will allocate the resources required to implement future collaborative projects between us and AREVA.

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

Consulting and Strategic Advisory Services Business Segment

Substantially all of our revenues are derived from this business segment, which provides nuclear consulting services to entities within the United Arab Emirates (“UAE”), as described in Item 1 of Part 1, “Financial Statements – Note 3 – Consulting Revenues.”  We have also entered into an agreement with another foreign government to evaluate the feasibility of developing and deploying a civil nuclear power program as one element of a strategy to meet future electricity generation needs in the country.  Going forward, we may enter into additional consulting contracts to provide support and assistance to other commercial and governmental entities that are looking to develop and expand their nuclear power industry capabilities and infrastructure. In future consulting engagements, we expect that revenues may be derived either from fixed professional fee agreements or from fees generated through hourly rates, billed on a time and expense basis.

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

Material Opportunities and Challenges

Proprietary Nuclear Fuel Technology Development

We believe that a major opportunity for us is the possibility that our advanced nuclear fuel designs, which are currently in the research and development stage, will be used in many existing and new light water nuclear reactors in the future. Light water reactors are the dominant reactor types currently in use in the world, and fuels for such reactors constitute the majority of the commercial market for nuclear fuel. Currently, we have two primary fuel product families in the development stage: (1) All-metal fuel technology based on a uranium-zirconium alloy that has a potential to increase power output by up to 30% per reactor, reduce the initial capital cost per megawatt and annual operating costs per kilowatt-hour, reduce the volume of spent fuel per kilowatt-hour compared to reactors operating on conventional uranium oxide fuel, and enhance proliferation resistance, and (2) Thorium-based fuel technology based on a seed-and-blanket fuel assembly configuration that provides enhanced proliferation resistance, reduced volume and long-term radio-toxicity of spent fuel, and other benefits.

Within the all-metal fuel product family, most of our research and development work to-date has been focused on Western-type pressurized water reactors (PWRs).  However, while we have not yet studied in sufficient detail its application to other reactor types, we expect that the all-metal fuel’s benefits seen in PWRs could also potentially apply to boiling water reactors (BWRs) as well as small modular reactors.  We also believe that the all-metal fuel technology can be synergistic with future fast reactor fuel designs currently under development.

Within the thorium-based fuel product family, we currently have three types, or variants, of thorium-based fuel designs in various stages of development. The first is designed to provide reactor owners/operators with a proliferation resistant fuel technology that will not generate weapons-usable plutonium in the spent fuel. The second is designed to dispose of reactor-grade plutonium that has been extracted from spent fuel from commercial reactors and stockpiled in Russia, Western Europe, the U.S., Japan, and other countries. The third is designed to dispose of weapons-grade plutonium that is stockpiled in Russia and the United States. All three of these fuel variants are expected to have additional benefits, including reduced volume and reduced long-term radio-toxicity of spent fuel for the same amount of electricity generated, as compared with the uranium fuels that are currently used in light water reactors.  To-date, our focus has been on the first variant.

From our U.S. and Moscow offices, we are working with our US partners, Texas A&M University and Idaho National Laboratory, and Russian nuclear research institutes on testing and demonstration of our metallic fuel rods in a test reactor environment as a key step toward a full-scale demonstration in a Western commercial reactor.  We believe that it will be necessary to enter into commercial arrangements with one or more major nuclear fuel fabricators, which in many cases are also nuclear fuel vendors, as a prerequisite to having our fuel designs widely deployed in global markets.

We believe that because of the reduced initial capital cost per megawatt and annual operating costs per kilowatt-hour, the all-metal fuel technology could offer significant economic incentives to nuclear power plant operators that could make it palatable to them to adopt this fuel technology in their existing or new build reactors.  Due to the expected cost savings on a per kilowatt-hour basis, we also believe that the all-metal fuel technology offers significant revenue opportunities to us in the Western light water reactor market in the future.  As a result, we intend to focus our future research and development efforts on testing and demonstration of this fuel technology in the United States and overseas.  At the same time, we believe the testing and demonstration work on our all-metal fuel technology will also benefit and advance our thorium-based seed-and-blanket fuel assembly design due to the similarities and synergies between the all-metal fuel rods and the metallic seed fuel rods utilized in the seed-and-blanket fuel assembly design.

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

We have been building relationships with companies and organizations in the nuclear power industry for several years. We will attempt to cause some or all of these companies and organizations to work in a consortium or a joint venture type arrangement with us in the future. However, we may not be able to develop any such consortium or arrangement in the near term or at all. The companies that we have identified for potential relationships have existing contracts with nuclear power plant owner/operators, under which they supply nuclear fuel branded with their name to such nuclear power plants. We will attempt to cause these nuclear fuel vending companies to provide their nuclear power plant operating customers with fuels that are designed with our technology. To do so, we will need to enter into agreements with one or more of these companies. Without such arrangements it would be more difficult for us to license our fuel designs because, in addition to the reputations, guarantees, services, and other benefits that these nuclear fuel vendors provide when selling fuel to nuclear power plant operators, they also often have multi-year fuel supply contracts with the reactor operators. These multi-year fuel supply contracts act as a barrier to entry into the market, such that it can be very difficult to penetrate some markets for nuclear fuel without working with a nuclear fuel vendor that can support long term contracts. If we are successful in demonstrating our fuel designs in a test reactor environment, followed by a full-scale demonstration in an operating commercial reactor, and in continuing to build relationships with nuclear fuel vendors, we believe it may lead to one or more of these major companies in the nuclear power industry working with us in producing and selling our nuclear fuel designs to commercial reactor operators and governments.

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

Business Segments and Periods Presented

We have provided a discussion of our results of operations on a consolidated basis and have also provided certain detailed segment information for each of our business segments below for the three and six months ended June 30, 2010 and 2009, in order to provide a meaningful discussion of our business segments. We have organized our operations into two principal segments: Consulting and Strategic Advisory Services and Fuel Technology. We present our segment information along the same lines that our chief executives review our operating results in assessing performance and allocating resources.

BUSINESS SEGMENT RESULTS – THREE MONTHS ENDED JUNE 30, 2010 AND 2009

	Consulting		Technology		Corporate and Eliminations		Total
	2010	2009	2010	2009	2010	2009	2010	2009

Revenue	1,480,190	3,430,485	482,105	0	0	0	1,962,295	3,430,485

Segment Profit – Pre Tax	214,106	1,404,485	148,392	(559,111)	(2,366,083)	(2,192,324)	(2,003,585)	(1,346,950)

Total Assets	1,149,442	3,907,115	123,203	236,215	4,059,208	6,452,152	5,331,853	10,595,482

Property Additions	0	0	0	0	0	12,039	0	12,039

Interest Expense	0	0	0	0	0	0	0	0

Depreciation	0	0	0	0	6,666	7,036	6,666	7,036

BUSINESS SEGMENT RESULTS – SIX MONTHS ENDED JUNE 30, 2010 AND 2009

	Consulting		Technology		Corporate and Eliminations		Total
	2010	2009	2010	2009	2010	2009	2010	2009

Revenue	3,774,322	6,374,538	587,105	0	0	0	4,361,427	6,374,538

Segment Profit – Pre Tax	826,922	2,600,020	13,943	(1,012,916)	(4,528,208)	(4,456,515)	(3,687,343)	(2,869,411)

Total Assets	1,149,442	3,907,115	123,203	236,215	4,059,208	6,452,152	5,331,853	10,595,482

Property Additions	0	0	0	0	0	12,039	0	12,039

Interest Expense	0	0	0	0	0	0	0	0

Depreciation	0	0	0	0	13,416	13,040	13,416	13,040

Technology Business

Over the next 12 to 15 months we expect to incur up to $8 – $9 million in research and development expenses related to the development of our proprietary nuclear fuel designs. We spent approximately $0.2 million and $0.4 million for research and development during the three and six months ended June 30, 2010, respectively, and a cumulative amount from the date of our inception (January 8, 1992, date of inception of Thorium Power Inc.) to June 30, 2010, of approximately $8.3 million. As of May 1, 2008, we established an office in Moscow and leased office space to support research and development activities in Russia, and, in July 2009, we hired several employees (former consultants) to work on our research and development projects in Russia.

Over the next several years, we expect that our research and development activities will increase and will be primarily focused on testing and demonstration of our all-metal fuel technology for Western-type pressurized water reactors.  The main objective of this research and development phase is to prepare for full-scale demonstration of our fuel technology in an operating commercial PWR.  As discussed above, we believe the testing and demonstration work on our all-metal fuel technology will also benefit and advance our thorium-based seed-and-blanket fuel assembly design due to the similarities and synergies between the all-metal fuel rods and the metallic seed fuel rods utilized in the seed-and-blanket fuel assembly design.

On August 3, 2009, we entered into a consulting agreement with AREVA for $550,000 as discussed above. For the six months ended June 30, 2010, our total revenue from AREVA was approximately $587,000 including billings for expense reimbursements. We have largely completed the scope of work under phase one of the consulting agreement.

Consulting and Strategic Advisory Services Business

At the present time, substantially all of our revenue for the three and six months ended June 30, 2010, from our consulting and strategic advisory services business segment is derived by offering services to governments outside the U.S. planning to create or expand electricity generation capabilities using nuclear power plants benefiting from thorium-based or other nuclear fuels. The fee type and structure that we offer for each client engagement is dependent on a number of variables, including the complexity, the level of the opportunity for us to improve the client’s electricity generation capabilities using nuclear power plants, and other factors. Company’s revenues totaling approximately $1.5 million and $3.8 million for the three months and six months ended June 30, 2010, respectively, have been derived primarily from our continuing work under the August 1, 2008 agreements and follow-on agreements in 2009, with the Executive Affairs Authority (“EAA”) of Abu Dhabi, and with the related entities, the Emirates Nuclear Energy Corporation (“ENEC”) and the Federal Authority for Nuclear Regulation (“FANR”) as described in Item 1, Part 1, “Financial Statements – Note 1 - Nature of Operations and Basis of Presentation.” We entered into next phase follow-on agreements in March 2009 and July 2009 to continue our consulting services under the ENEC and FANR agreements for 2009.  Revenue was recognized on a time and expense basis for the three and six months ended June 30, 2010 and 2009.

The cost of consulting services provided was approximately $1.3 million and $1.9 million for the three months ended June 30, 2010 and 2009, respectively and $2.8 million and $3.6 million for the six months ended June 30, 2010 and 2009, respectively. These amounts consisted primarily of direct labor consulting expenses and other labor support costs incurred. Some indirect corporate overhead expenses incurred were allocated to the technology and consulting and strategic advisory services business segment, and are included above in the business segment information chart as part of Segment Profit (Loss) – Pre Tax.

Financial Status

At June 30, 2010, our total assets were approximately $5.3 million and total liabilities were approximately $1.8 million. From the results of operations including our consulting business segment, our working capital surplus at December 31, 2009 was approximately $4.5 million, and as of June 30, 2010, our working capital surplus was approximately $3.1 million. Accounts payable and accrued liabilities balance as of June 30, 2010 equaled approximately $1.5 million, a decrease of approximately $0.7 million from the total accounts payable and accrued expenses reported at December 31, 2009 of $2.2 million.

Management expects that our current cash position, as well as the revenue and profits that are expected to be earned from our follow-on agreements from the two consulting agreements entered into in August 2008, and the AREVA agreement, will meet our foreseeable working capital needs for our current operations until sometime in 2011. We anticipate entering into other consulting and technology agreements with our existing and new clients that may generate additional revenues in 2010 and beyond.  In support of our longer-term business plan for our technology business segment, we will need to raise additional capital in 2010 by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity to finance our future overhead and research and development expenditures. We will also need to raise capital to support our technology business if the consulting and strategic advisory services business becomes non-sustaining. Our current average monthly projected working capital requirements for the Company, excluding the $8 – $9 million of research and development expenses we expect to incur in Russia over the next 12 to 15 months, is approximately $1 million per month. A financing will need to take place sometime in 2010 to ensure that we have the necessary working capital to continue our planned business operations through 2010 and beyond. It is important to note that financing may not be available or we may not be able to obtain that financing on terms acceptable to us. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of our outstanding common stock. To support this financing activity, we are exploring transaction opportunities that could simultaneously create strategic industry and market alliances for the Company to support our operations in 2010 and beyond.

Recent Events

None.

Consolidated Results of Operations

Comparison of the Three Months Ended June 30, 2010 to June 30, 2009

The following table summarizes certain aspects of the Company’s consolidated results of operations for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

	Three Months Ended
	June 30,		(Decrease)	(Decrease)
	2010	2009	Change $	Change %

Consulting Revenues	$1,962,295	3,430,485	$(1,468,190)	-43%

Cost of services provided

Consulting expenses	$1,262,908	1,888,846	$(625,938)	-33%
% of total revenues	64%	55%

Gross profit	$699,387	$1,541,639	$(842,252)	-55%
% of total revenues	36%	45%

Operating Expenses

General and administrative	$2,543,647	$2,342,580	$201,067	9%
% of total revenues	130%	68%

Research and development expenses	$158,237	$559,112	$(400,875)	-72%
% of total revenues	8%	16%

Total Operating Loss	$(2,002,497)	$(1,360,053)	$642,444	47%
% of total revenues	-102%	-40%
Other Income and (Expenses)

Interest income/expense, other	$(1,088)	$13,103	$(14,191)	108%
% of total revenues	0%	0%

Net loss - before income taxes	$(2,003,585)	$(1,346,950)	$656,635	49%
% of total revenues	-102%	-39%

Revenues

We entered into next phase follow-on agreements in March 2009 and July 2009 to continue our consulting services under the ENEC and FANR agreements. Revenue earned under both of these agreements for the three months ended June 30, 2010 and 2009 and under the August 1, 2008 agreements with ENEC and FANR were recognized on a time and expense basis.

We earned $1.5 million of revenue for the three months ended June 30, 2010 as compared to $3.4 million of revenue for the three months ended June 30, 2009  from our consulting and strategic advisory services business segment. The 56 percent decrease in revenue for the three months ended June 30, 2010 compared to the same period in 2009 was primarily due to the uneven nature of our consulting projects with ENEC and FANR which are being performed pursuant to ongoing requests to work on specific projects on a time and expense basis as needed. Notwithstanding the normal variations in billable hours worked under these contracts, in the third quarter of 2009 we re-negotiated some of our billing rates to further enhance and maintain the competitiveness of our advisory services which also resulted in a reduction of our revenue for the three months ended June 30, 2010 compared to the same three month period in 2009. The future revenue to be earned and recognized under both the ENEC and FANR agreements will depend upon agreed upon work plans which can differ from the revenue amounts initially planned to be earned under these agreements.

For the three months ended June 30, 2010, we earned approximately $0.5 million of fees from our consulting agreement with AREVA mentioned above.  We received  total fees plus expense reimbursements of $0.6 million for services provided pursuant to this Consulting Agreement. The anticipated second phase and further phases of the collaboration, including a detailed study of evolutionary and longer-term thorium fuel concepts, will be conducted in accordance with additional collaborative agreements based upon the results of the first phase.

Cost of Services Provided

The primary reason for the decrease in the cost of services for the three months ended June 30, 2010 compared with the same period in 2009 is due to the decrease in billable hours for the ENEC and FANR projects. These expenses related to the consulting, professional, administrative and other costs allocated to the technology and consulting projects, which were incurred to perform and support the work done for our Areva agreement and our consulting projects with ENEC and FANR. The billing rates to us from our consultants who provide services under our consulting contracts have primarily remained unchanged in 2010 and 2009.

Gross Profit

Gross profit margin of 36% for the three months ended June 30, 2010 is lower compared to the same period in 2009. Our gross margins from our advisory contracts with ENEC and FANR decreased due to the reduction that occurred in the third quarter of 2009 in some of our hourly consultants billing rates to the ENEC and FANR.

General and Administrative Expenses

There was a 9% increase in the general and administrative expenses for the three months ended June 30, 2010, as compared to the same period in 2009. This increase was primarily due to an increase in (1) employee wages and payroll related benefits of approximately $118,000, (2) costs for accounting and audit fees of approximately $39,000, incurred to strengthen our internal controls and for Sarbanes Oxley compliance, (3) cost of our Nasdaq listing and other dues of $33,000, (4) insurance costs of approximately $33,000  and  (5) a net decrease of approximately $22,000 for consulting/professional fees stock-based compensation and other general overhead costs.   In the future, stock-based compensation may be offered to attract new employees in 2010, due to our expansion to meet the demands of contracts with our current customers, and anticipated future business with new customers. We expect our general and administrative expenses may increase in future periods due to the expansion of our technology and consulting and strategic advisory services business segments and the hiring of new officers, employees and consultants to help further develop and support our technology and consulting and strategic advisory services segments.

Research and Development Costs

The decrease in research and development costs for the three months ended June 30, 2010 compared to the same period in 2009 is due to a temporary decrease in this quarter in our research and development activities performed by outside contractors for us in Russia. We expect that our research and development expenses will increase in the future periods.   Over the next 12 to 15 months we expect to incur approximately up to $8 – $9 million in research and development expenses related to the development of our proprietary nuclear fuel designs.

Other Income and Expense

The decrease in other income and expense for the three months ended June 30, 2010 compared to the same period in 2009 is due to the decrease in interest income earned on our idle cash.

Comparison of the Six months Ended June 30, 2010 to June 30, 2009

The following table summarizes certain aspects of the Company’s consolidated results of operations for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

	Six Months Ended
	June 30,		(Decrease)	(Decrease)
	2010	2009	Change $	Change %

Consulting Revenues	$4,361,427	6,374,538	$(2,013,111)	-32%

Cost of services provided

Consulting expenses	$2,768,398	3,637,364	$(868,966)	-24%
% of total revenues	63%	57%

Gross profit	$1,593,029	$2,737,174	$(1,144,145)	-42%
% of total revenues	37%	43%

Operating Expenses

General and administrative	$4,915,910	$4,605,261	$310,649	7%
% of total revenues	113%	72%

Research and development expenses	$362,980	$1,012,917	$(649,937)	-64%
% of total revenues	8%	16%

Total Operating Loss	$(3,685,861)	$(2,881,004)	$804,857	28%
% of total revenues	-85%	-45%
Other Income and (Expenses)

Interest income/expense, other	$(1,482)	$11,593	$(13,075)	113%
% of total revenues	0%	0%

Net loss - before income taxes	$(3,687,343)	$(2,869,411)	$817,932	29%
% of total revenues	-85%	-45%

Revenues

We earned $3.8 million of revenue for the six months ended June 30, 2010 as compared to $6.4 million of revenue for the six months ended June 30, 2009 from our consulting and strategic advisory services business segment. The 41 percent decrease in revenue for the six months ended June 30, 2010 compared to the same period in 2009 was primarily due to the uneven nature of our consulting projects with ENEC and FANR which are being performed pursuant to ongoing requests to work on specific projects on a time and expense basis as needed. As discussed above, notwithstanding the normal variations in billable hours worked under these contracts, in the third quarter of 2009 we re-negotiated some of our billing rates to further enhance and maintain the competitiveness of our advisory services which also resulted in a reduction of our revenue for the six months ended June 30, 2010 compared to the same three six month period in 2009. The future revenue to be earned and recognized under both the ENEC and FANR agreements will depend upon agreed upon work plans which can differ from the revenue amounts initially planned to be earned under these agreements.

For the six months ended June 30, 2010, we earned approximately $0.6 million of fees plus reimbursement of expenses from our consulting agreement with AREVA mentioned above.  The anticipated second phase and further phases of the collaboration, including a detailed study of evolutionary and longer-term thorium fuel concepts, will be conducted in accordance with additional collaborative agreements based upon the results of the first phase.

Cost of Services Provided

The primary reason for the decrease in the cost of services for the six months ended June 30, 2010 compared with the same period in 2009 is due to the decrease in billable hours for the ENEC and FANR projects. These expenses related to the consulting, professional, administrative and other costs allocated to our technology and consulting projects, which were incurred to perform and support the work done for our consulting projects with ENEC and FANR. The billing rates to us from our consultants who provide services under our consulting contracts have primarily remained unchanged in 2010 and 2009.

Gross Profit

Gross profit margin of 37% for the six months ended June 30, 2010 is lower compared to the same period in 2009. Our gross margins from our advisory contracts with ENEC and FANR decreased due to the reduction that occurred in the third quarter of 2009 in some of our hourly consultants billing rates to ENEC and FANR.

General and Administrative Expenses

There was a 7% increase in the general and administrative expenses for the six months ended June 30, 2010, as compared to the same period in 2009. This increase was primarily due to an increase in (1) employee wages and payroll related benefits of approximately $241,000, (2) costs for travel expenses of approximately $104,000, (3) insurance costs of approximately $24,000 and (4) a net decrease of $58,000 for consulting/professional fees, stock based compensation and  other general overhead costs. In the future, stock-based compensation may be offered to attract new employees in 2010, due to our expansion to meet the demands of contracts with our current customers, and anticipated future business with new customers. We expect our general and administrative expenses may increase in future periods due to the expansion of our technology and consulting and strategic advisory services business segment and the hiring of new officers, employees and consultants to help further develop and support our technology  and consulting and strategic advisory services business segments.

Research and Development Costs

The decrease in research and development costs for the six months ended June 30, 2010 compared to the same period in 2009 is due to a temporary decrease in this quarter in our research and development activities performed by outside contractors for us in Russia. We expect that our research and development expenses will increase in the future periods.   Over the next 12 to 15 months we expect to incur approximately up to $8 – $9 million in research and development expenses related to the development of our proprietary nuclear fuel designs.

Other Income and Expense

The decrease in other income and expense for the six months ended June 30, 2010 compared to the same period in 2009 is due to the decrease in interest income earned on our idle cash.

Liquidity and Capital Resources

As of June 30, 2010, we had a total of cash and cash equivalents of $3.1 million. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

	Cash Flow
	Six Months Ended
	June 30,

	2010	2009

Net cash provided by (used in) operating activities	$(317,343)	$(639,148)
Net cash used in investing activities	$(22,871)	$(30,379)
Net cash provided by (used in) financing activities	$388,874	$0
Net cash inflow (outflow)	$48,660	$(669,527)

Operating Activities

Net cash used in our operating activities decreased by approximately $322,000 for the six months ended June 30, 2010 as compared to the same period in 2009.  This decrease in funds used by our operating activities was primarily due to decrease in cash used to pay accounts payable and accrued expenses, as compared to the same period in 2009. This decrease was offset by an increase in our operating loss, which was due to a decrease in our revenue, decrease in gross margins and increase in general and administrative expenses for the six months ended June 30, 2010. The other changes to the operating activities cash flows are mentioned above in the Consolidated Results of Operations section of this management discussion and analysis, regarding our operating expenses.

Investing Activities

Net cash used in our investing activities for the six months ended June 30, 2010 as compared to the same period in 2009, decreased by approximately $7,000, which was due to the decrease in purchases of property and equipment. This decrease was offset by an increase in patent costs in 2010 for the filing of patent applications. These patent applications are filed for the new developments resulting from our research and development activities in our fuel technology business segment. We anticipate these patent costs to increase in the future periods due to the work we plan to perform on our all-metal fuel design.

Financing Activities

There was increase in net cash provided by our financing activities for the six months ended June 30, 2010 as compared to the same period in 2009 of $388,874. This increase is due to the decrease in restricted cash held as collateral.

Management expects that the proceeds from our technology and consulting agreements in 2010, as well as the expected proceeds that we will earn under the two consulting agreements entered into in August 2008 and the follow-on agreements with ENEC and FANR, and the AREVA agreement, will meet our foreseeable working capital needs for our current operations until sometime in 2011. However, we will need to raise additional capital in the near term by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity to support our longer term business plan. We will also need to raise capital in the near term to support our overhead operation if the consulting and strategic advisory services business becomes non-sustaining. If we need to obtain additional financing, that financing may not be available or we may not be able to obtain that financing on terms acceptable to us. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of our outstanding common stock.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make a variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the financial statements and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements.

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

The options were valued using the Black-Scholes option pricing model. The assumptions used were as follows: volatility of 98%, a risk-free interest rate of 2.56% to 3.73%, dividend yield of 0% and an exercise term of two to ten years.

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

On January 1, 2007, we adopted ASC 740 for Accounting for Uncertainty in Income Taxes. ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. As a result of the implementation ASC 740, we did not recognize any current tax liability for unrecognized tax benefits. We have a net operating loss carry-forward of approximately $18.2 million against which we have taken a 100% valuation allowance, as of the date of these financial statements.

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

Intangibles

As presented on the accompanying balance sheets, we had patents with a net book value of approximately $265,000 and $242,000 as of June 30, 2010 and December 31, 2009, respectively. There are many assumptions and estimates that may directly impact the results of impairment testing, including an estimate of future expected revenues, earnings and cash flows, and discount rates applied to such expected cash flows in order to estimate fair value. We have the ability to influence the outcome and ultimate results based on the assumptions and estimates we choose for testing. To mitigate undue influence, we set criteria that are reviewed and approved by various levels of management. The determination of whether or not intangible assets have become impaired involves a significant level of judgment in the assumptions. Changes in our strategy or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets. We will amortize our patents when they are placed in service. Our patents were not placed into service as of June 30, 2010 and December 31, 2009.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of June 30, 2010, and was effective during the entire quarter ended June 30, 2010.

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

ITEM 1A.     RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2009, as well as the risk factors discussed below, which could materially affect our business, financial condition or future results. The risks described below, as well as those described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Our fuel designs have never been tested in an existing commercial reactor and actual fuel performance, as well as the willingness of commercial reactor operators and fuel fabricators to adopt a new design, is uncertain.

Nuclear power research and development entails significant technological risk. New designs must be fabricated, tested and licensed before market opportunities will exist. Our fuel designs are still in the research and development stage and while certain testing on our thorium-based seed-and-blanket fuel technology has been completed in test facilities in Russia, the fuel technology is yet to be demonstrated in an existing commercial reactor. We will not be certain about the ability of the fuel we design to perform in actual commercial reactors until we are able to demonstrate our fuel designs. We will also have to establish a relationship with a fuel fabricator to actually produce fuel using our designs. If our fuel designs do not perform as anticipated in commercial use, we will not realize revenues from licensing or other use of our fuel designs.  In addition, there are several technical challenges involved in commercializing our fuels that must be overcome before our fuels can be marketed..

Our fuel designs differ from fuels currently licensed and used by commercial nuclear power plants. As a result, the regulatory licensing and approval process for our fuels may be delayed and made more costly, and industry acceptance of our fuels may be hampered.

Our fuel designs differ significantly in some aspects from the fuel licensed and used today by commercial nuclear power plants.  These differences will likely result in more prolonged and extensive review by the U.S. Nuclear Regulatory Commission and other nuclear regulatory licensing authorities that might decide that the planned testing is insufficient and require additional testing. Also, the nuclear industry may be hesitant to switch to another fuel with little or no history of successful commercial use because of the need for additional engineering and testing with no guarantee of success, as well as investor reluctance to invest in a new technology when viable existing technologies are available. Furthermore, our research and development program schedule for the all-metal fuel technology is based on the assumption that an existing Russian metal fuel performance database would be transferable to our fuel design and acceptable for regulatory licensing purposes outside of Russia and that we will be able to secure unrestricted access to such database and use it for regulatory licensing purposes worldwide.  Russia has over two decades of successful operating experience with metal fuels similar to our metallic fuel.  In addition, Russia conducted extensive test reactor irradiations of metal fuels that provide additional fuel performance data, including fuel performance under accident conditions.  There is a risk that if this fuel performance database is found by the regulatory authority not to be transferable to our metal fuel design or insufficient.  There is also a risk that we would be unable to secure unrestricted rights to use the data.  If any of these risks materialize, it would cause significant delays to our research and development program schedule and require substantially more time and funding to conduct extensive testing that may be required to generate sufficient fuel performance data for regulatory licensing purposes.

Our plans to develop our fuel designs depend on us acquiring rights to the designs, data, processes and methodologies that are used or may be used in our business in the future. If we are unable to obtain such rights on reasonable terms in the future, our ability to exploit our intellectual property may be limited.

Dr. Alvin Radkowsky invented the thorium fuel technology that we are developing. Upon founding Thorium Power in 1992, Dr. Radkowsky assigned all of his rights in the intellectual property relating to such fuel designs to Thorium Power, Inc. Thorium Power, Inc. then filed patent applications in the United States and other countries and the patents were issued and are held solely by our Company. We are currently conducting fuel assembly design work in Russia through our Moscow office personnel as well as the Russian Research Centre Kurchatov Institute, OKBM, MSZ Electrostal and others that are independent contractors that are owned or are closely affiliated with the government of the Russian Federation. We do not currently have all of the necessary licensing or other rights to acquire or utilize certain designs, data, methodologies or processes required for the fabrication of fuel assemblies. If we desire to utilize such processes or methodologies in the future, we must obtain a license or other right to use such technologies from the Russian entities that previously developed and own such technologies. If we are unable to obtain such a license or other right on terms that the Russian entities deem to be reasonable, then we may not be able to fully exploit our intellectual property and may be hindered in the sale of products and services.

The price of fossil fuels or uranium may fall, which would reduce the interest in thorium fuel by reducing the economic advantages of utilizing thorium-based fuels and adversely affect the market prospects for our fuel designs.

Coal, uranium and crude oil prices have been quite volatile over the past several years. Management believes the increasing cost of these energy sources is helping to attract interest in other sources of energy such as thorium. If prices of traditional energy sources fall, then the demand that the company expects for thorium based fuels may not materialize. A decrease in demand for thorium-based fuels would negatively affect our future operating results.

Applicable Russian intellectual property law may be inadequate to protect our intellectual property and if third parties successfully assert claims against our intellectual property, our business could be materially adversely affected.

Intellectual property rights are evolving in Russia, trending towards international norms, but are by no means fully developed. We work closely with our Russian branch office employees and other Russian contractors and entities to develop much of our material intellectual property.  Our rights in this intellectual property, therefore, derive, or are affected by, Russian intellectual property laws. If the application of these laws to our intellectual property rights proves inadequate, then we may not be able to fully avail ourselves of our intellectual property and our business model may fail or be significantly impeded.

If the Department of Energy, or DOE, were to successfully assert that an invention claimed within our 2007 or 2008 Patent Cooperation Treaty, or PCT, patent applications was first conceived or actually reduced to practice under a contract with the DOE, then our intellectual property rights in that invention would become compromised and our business model could fail or become significantly impeded.

Work on finite aspects and/or testing of some subject matter disclosed in our 2007 and 2008 Russian PCT patent applications was done under a government contract with the DOE.  If the DOE asserted that an invention claimed in the 2007 and/or 2008 Russian PCT applications was first conceived or actually reduced to practice under such a contract, and a U.S. court agreed, the DOE might gain an ownership interest in such an invention outside of the Russian Federation and our intellectual property rights in that claimed invention would become compromised and our business model may then fail or be significantly impeded.

If we are unable to obtain or maintain intellectual property rights relating to our technology, the commercial value of our technology may be adversely affected, which could in turn adversely affect our business, financial condition and results of operations.

Our success and ability to compete depends in part upon our ability to obtain protection in the United States and other countries for our nuclear fuel designs by establishing and maintaining intellectual property rights relating to or incorporated into our fuel technologies and products. We own a variety of patents and patent applications in the United States, as well as corresponding patents and patent applications in several foreign jurisdictions. However, we have not obtained patent protection in each market in which we plan to compete. In addition, we do not know how successful we would be should we choose to assert our patents against suspected infringers. Our pending and future patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Even if issued, patents may be challenged, narrowed, invalidated or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length of term of patent protection we may have for our products. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection, which could in turn adversely affect our business, financial condition and results of operations.

If we infringe or are alleged to infringe intellectual property rights of third parties, our business, financial condition and results of operations could be adversely affected.

Our nuclear fuel designs may infringe, or be claimed to infringe, patents or patent applications under which we do not hold licenses or other rights. Third parties may own or control these patents and patent applications in the United States and abroad. Third parties could bring claims against us that would cause us to incur substantial expenses and, if successfully asserted against us, could cause us to pay substantial damages. Further, if a patent infringement suit were brought against us, we could be forced to stop or delay commercialization of the fuel design or a component thereof that is the subject of the suit. As a result of patent infringement claims, or in order to avoid potential claims, we may choose or be required to seek a license from the third party and be required to pay license fees, royalties or both. These licenses may not be available on acceptable terms, or at all. Even if we were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we could be forced to cease some aspect of our business operations if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms. This could significantly and adversely affect our business, financial condition and results of operations. In addition to infringement claims against us, we may become a party to other types of patent litigation and other proceedings, including interference proceedings declared by the United States Patent and Trademark Office regarding intellectual property rights with respect to our nuclear fuel designs. The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Patent litigation and other proceedings may also absorb significant management time.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS

There were no unregistered sales of equity securities during the fiscal quarter ended June 30, 2010.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the fiscal quarter ended June 30, 2010.

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

Date: July 22, 2010

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