Form 10-Q
period 2010-09-30
LIGHTBRIDGE Corp
filed 2010-11-10
CIK 1084554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2010

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

Large Accelerated Filer	☐	Accelerated Filer ☐
Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 10, 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	12,335,481

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

ITEM 1. FINANCIAL STATEMENTS

LIGHTBRIDGE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 AND 2009

Lightbridge Corporation
Condensed Consolidated Balance Sheets

	September	December 31,
	2010	2009
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$3,569,526	$3,028,791
Marketable securities	10,429,252	0
Restricted cash	263,619	652,174
Accounts receivable - project revenue and reimbursable project costs	1,271,360	2,421,088
Prepaid expenses & other current assets	528,635	574,095
Total Current Assets	16,062,392	6,676,148

Property Plant and Equipment -net	79,343	97,559

Other Assets
Patent costs - net	289,561	241,845
Security deposits	120,486	120,486
Total Other Assets	410,047	362,331

Total Assets	$16,551,782	$7,136,038

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$1,634,889	$2,162,221

Total Liabilities	1,634,889	2,162,221

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.001 par value, 50,000,000 authorized shares, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 authorized, 12,419,967 shares issued, 12,334,018 shares outstanding at September 30, 2010 and 10,168,412 shares issued and outstanding at December 31, 2009	12,334	10,168
Additional paid in capital - stock and stock equivalents	68,917,377	53,652,185
Deficit	(54,082,318)	(48,723,286)
Common stock reserved for issuance, 10,087 shares and 5,721 shares at September 30, 2010 and December 31, 2009, respectively	69,500	34,750
Total Stockholders' Equity	14,916,893	4,973,817

Total Liabilities and Stockholders' Equity	$16,551,782	$7,136,038

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Lightbridge Corporation
Unaudited Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue:

Consulting Revenue	$2,050,456	$2,009,548	$6,411,883	$8,384,086

Cost of Consulting Services Provided	1,255,877	1,289,552	4,024,275	4,926,916

Gross Margin	794,579	719,996	2,387,608	3,457,170

Operating Expenses
General and administrative	1,942,132	2,686,165	6,642,487	7,291,426
Research and development expenses	562,783	325,044	1,142,043	1,337,961
Total Operating Expenses	2,504,915	3,011,209	7,784,530	8,629,387

Operating loss	(1,710,336)	(2,291,213)	(5,396,922)	(5,172,217)

Other Income and (Expenses)
Interest income	3,809	5,197	4,857	21,717
Other	35,563	(907)	33,033	(5,834)
Total Other Income and Expenses	39,372	4,290	37,890	15,883

Net loss before income taxes	(1,670,964)	(2,286,923)	(5,359,032)	(5,156,334)

Income taxes	0	0	0	0

Net loss	$(1,670,964)	$(2,286,923)	$(5,359,032)	$(5,156,334)

Net Loss Per Common Share, Basic and diluted	$(0.14)	$(0.23)	$(0.50)	$(0.51)

Weighted Average Number of shares outstanding for the period used to compute per share data - (prior reporting period restated to reflect 1 for 30 reverse stock split)	11,703,932	10,140,767	10,730,225	9,987,178

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Lightbridge Corporation
Unaudited Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Operating Activities:
Net Loss	$(5,359,032)	$(5,156,334)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock based compensation	2,259,348	3,694,604
Depreciation and amortization	18,216	20,084
Unrealized gain on marketable securities	(38,638)	0
Changes in non-cash operating working capital items:
Accounts receivable - fees and reimburseable project costs	1,149,728	3,287,683
Prepaid expenses and other current assets	45,460	(458,098)
Accounts payable, accrued liabilities and other current liabilities	176,405	(3,057,656)
Net Cash Used In Operating Activities	(1,748,513)	(1,669,717)

Investing Activities:
Marketable securities	(10,390,614)	0
Property and equipment	0	(13,102)
Patent costs	(47,716)	(23,970)
Net Cash Used In Investing Activities	(10,438,330)	(37,072)

Financing Activities:
Proceeds from the issuance of common stock - net of offering costs	12,582,575	0
Redemption of common stock into treasury stock	(243,552)	0
Restricted cash	388,555	(1,409)
Net Cash Provided by (Used In) Financing Activities	12,727,578	(1,409)

Net Increase (Decrease) In Cash and Cash Equivalents	540,735	(1,708,198)

Cash and Cash Equivalents, Beginning of Period	3,028,791	5,580,244

Cash and Cash Equivalents, End of Period	$3,569,526	$3,872,046

Supplemental Disclosure of Cash Flow Information
Cash paid during the year:
Interest paid	$0	$0
Income taxes paid	$0	$266,000

Non-Cash Financing Activity
Retirement of Treasury Stock	$243,552	$0
Grant of Common Stock for Payment of Accrued Liabilities	$703,737	$0

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Lightbridge Corporation
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Nine Months Ended September 30, 2010 (Unaudited) and Year Ended December 31, 2009

	Common Stock		Additional		Stock Committed	Deferred Stock	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Future Issuance	Compensation	Equity

Balance - December 31, 2008	10,049,769	$10,050	$48,898,894	$(41,489,974)	$114,787	$(225,959)	$7,307,798
Stock-based compensation			4,483,735		139,000	226,252	4,848,987
Net loss for the year				(7,233,312)			(7,233,312)
Shares issued - non cash	108,026	108	675,722		(219,037)	(456,793)	0
Shares issued - cash (options exercised)	10,617	10	50,334				50,344
Balance - December 31, 2009 - originally reported	10,168,412	10,168	54,108,685	(48,723,286)	34,750	(456,500)	4,973,817
Reclassification of deferred compensation to additional paid-in capital			(456,500)			456,500
Balance - December 31, 2009 - reclassfied	10,168,412	10,168	53,652,185	(48,723,286)	34,750	0	4,973,817
Stock-based compensation	65,280	66	2,224,532		34,750		2,259,348
Shares issued - options exercised and stock redeemed and retired	30,334	30	460,155				460,185
Net loss for the period				(5,359,032)			(5,359,032)
Shares issued - registered direct offering - net of offering costs	2,069,992	2,070	12,580,505				12,582,575
Balance - September 30, 2010	12,334,018	$12,334	$68,917,377	$(54,082,318)	$69,500	$0	14,916,893

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Lightbridge Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2010 and 2009

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
For the Nine Months Ended September 30, 2010 and 2009

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

Our business model expanded in 2007, and our second business segment is providing consulting and strategic advisory services to companies and governments planning to create or expand electricity generation capabilities using nuclear power plants. We have secured four contracts with successively larger values for consulting and strategic advisory services in the United Arab Emirates, or UAE. On August 1, 2008, we signed separate consulting services agreements with two government entities formed by Abu Dhabi, one of the member Emirates of the UAE. Under these two agreements, we are to provide consulting and strategic advisory services over a contract term of five years starting from June 23, 2008, with automatic renewals of these contracts for one year periods.

In April 2010 we entered into an agreement with another foreign government to evaluate the feasibility of developing and deploying a civil nuclear power program as one element of a strategy to meet future electricity generation needs. Lightbridge's statement of work for the country's government will initially focus on two distinct areas. The first, an economic feasibility study that will address the question of whether deployment of a civil nuclear power program would meet the economic, energy portfolio mix and environmental objectives of the country. The second, a site suitability study that will evaluate and rank sites that are potentially suitable for the construction and operation of commercial nuclear power plants. If sites are identified and meet the necessary protocol, Lightbridge will determine up to three preferred locations. Lightbridge intends to communicate additional details about the client relationship pending the outcome of the initial scope of work. Total contract price for this work was approximately $700,000 and we completed this project and recognized all the revenue during the third quarter of 2010. We were required under the agreement to issue a letter of credit to this customer to secure the upfront fee they paid to us. We deposited $213,300, which is part of the restricted cash total of $263,500 at September 30, 2010, to the bank as security for this letter of credit.

Lightbridge Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2010 and 2009

Accounting Policies

a) Consolidation

These financial statements include the accounts of Lightbridge Corporation, a Nevada corporation, and our wholly-owned subsidiaries, Thorium Power, Inc., a Delaware corporation, and Lightbridge Power International Holding, LLC, a Delaware limited liability company.

All significant intercompany transactions and balances have been eliminated in consolidation. We formed a branch office in the United Kingdom in 2008 called Lightbridge Advisors Limited, which is wholly-owned by our subsidiary Lightbridge Power International Holding, LLC, as well as a branch office in Moscow Russia, established in July 2009 and a branch office in the UAE in January 2010, which are both wholly-owned by Lightbridge Power International Holding, LLC.

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

c) Marketable Securities

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale. Held-to-maturity securities are recorded as either short term or long term on the Balance Sheet, based on contractual maturity date and are stated at amortized cost.

Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Securities that are bought and held principally for the purpose of selling them in the near term (thus held for only a short period of time) shall be classified as trading securities. Trading generally reflects active and frequent buying and selling, and trading securities are generally used with the objective of generating profits on short-term differences in price. Debt and marketable equity securities not classified as held to maturity or as trading, are classified as available for sale, and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in shareholders’ equity.

On July 1, 2008, we adopted Statement of FASB ASC 825, “Financial Instruments,” . Under FASB ASC 825, companies may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings.  We did elect to use the fair value option for the marketable securities that were purchased September 2010.  Therefore, the adoption of FASB ASC 825 did have an impact our consolidated financial position, results of operations or cash flows.

The fair value of substantially all securities is determined by quoted market prices. The estimated fair value of securities for which there are no quoted market prices is based on similar types of securities that are traded in the market.

Lightbridge Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2010 and 2009

All marketable securities (consisting of four Vanguard mutual bond funds) were purchased in September 30, 2010 and were classified as available-for-sale securities and were reported at their fair value (level 1). The total fair value of the marketable securities at September 30, 2010 was $10,429,252. The amount recorded as unrealized gains and interest and dividends received which were reinvested, reported under the caption of other income in the statement of operations as a result of our election of the fair value option permitted under FASB ASC 825, totaled $43,494 for the three months and nine months ended September 30, 2010. The amount recorded as unrealized gains reported for the three months and nine months ended September 30, 2010 totaled $38,638. The total cost basis of these trading securities is $10,390,614.

d) Revenue Recognition

Consulting Business Segment

Revenue—at the present time we are deriving substantially all of our revenue from our consulting and strategic advisory services business segment, by offering services to foreign governments planning to create or expand electricity generation capabilities using nuclear power plants. Our fee structure for each client engagement is dependent on a number of variables, including the size of the client, the complexity, the level of the opportunity for us to improve the client’s electrical generation capabilities using nuclear power plants, and other factors. The contract entered into April 2010 with the foreign government mentioned above and the contracts with Executive Affairs Authority, or EAA, of Abu Dhabi, one of the member Emirates of the UAE, and the entities: Emirates Nuclear Energy Corporation, or ENEC, and Federal Authority for Nuclear Regulation, or FANR represented substantially all or our revenue producing consulting contracts for the nine months ended September 30, 2010. All of our revenues recognized under these EAA contracts for the nine months and three months ended September 30, 2010 and September 30, 2009 were recognized on a time and expense basis. The revenue recognized from the other foreign government contract entered into April 2010 was based on the completion and acceptance of contractual milestones, which were all completed and the work was accepted by this government entity during the third quarter of 2010.

Certain customer arrangements require evaluation of the criteria outlined in the accounting standards of reporting revenue Gross as a Principal Versus Net as an Agent  in determining whether it is appropriate to record the gross amount of revenue and related costs or the net amount earned as agent fees. Generally, when we are primarily obligated in a transaction, revenue is recorded on a gross basis. Other factors that we consider in determining whether to recognize revenue on a gross versus net basis include our assumption of credit risk, our latitude in establishing prices, our determination of service specifications and our involvement in the provision of services. When we conclude that we are not primarily obligated as a principal, we record the net amount earned as agent fees within net sales. We recognized revenue gross as a Principal for the nine months ended September 30, 2010 and 2009.

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

We recognized revenue from our agreement with AREVA upon the completion of certain defined contract deliverables that were accepted by AREVA.

e) Stock-Based Compensation

We account for stock-based awards at the fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the closing price of the shares in the market on the trading day immediately preceding the grant date. Such value is recognized as expense over the service period, net of estimated forfeitures.

The Company has accounted for the share grants made to the non-employees, based on the guidance provided in ASC 505-50 (previously EITF96-18).

ASC 505-50-30-6 (previously FAS 123R, par. 7) establishes that share-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured.   ASC 505-50-30-11 (previously EITF 96-18) further provides that an issuer shall measure the fair value of the equity instruments in these transactions using the stock price and other measurement assumptions as of the earlier of the following dates, referred to as the measurement date:

Lightbridge Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2010 and 2009

i.	The date at which a commitment for performance by the counterparty to earn the equity instruments is reached (a performance commitment)
ii.	The date at which the counterparty’s performance is complete.

The Company has further assessed and concluded that there is no sufficiently large disincentive for non-performance under the share grant arrangements with the non-employees that would establish a performance commitment.  Thus, the measurement date for the share grants to the non-employees would be the date at which the non-employee’s performance is completed. In all cases we have judged this to be the vesting date.

f) Earnings per Share

Basic earnings per share is calculated using our weighted-average outstanding common shares. Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method.

g) Recent Accounting Pronouncements

FASB Accounting Standards Codification (Accounting Standards Update “ASU” 2009-1). In June 2009, the FASB approved its Accounting Standards Codification, or Codification, as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification is effective for interim or annual financial periods ending after September 15, 2009 and impacts our financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of our financial statements or disclosures as a result of implementing the Codification during the quarter ended September 30, 2010. As a result of our implementation of the Codification during the quarter ended September 30, 2010, previous references to new accounting standards and literature are no longer applicable.

h) Reclassification

Certain prior period amounts have been reclassified to the current presentation. Such reclassifications had no impact on previously reported Net income or total Stockholders’ equity. The deferred stock compensation amount of $456,500 presented on the Company’s balance sheet at December 31, 2009 represented the unamortized balance of non-vested stock grants and was a contra-equity offset to the value of the stock issued under the balance sheet captions “Common Stock” or “Common stock reserved for issuance” until vesting occurs. In accordance with ASC 718-10-25-2, these costs are not to be shown as deferred stock compensation but recognized as expense as services are provided. We have reclassified the deferred stock based compensation by eliminating this balance sheet caption, “Deferred stock compensation” and recording a corresponding adjustment (reduction) to Additional paid in capital – stock and stock equivalents in the amount of $456,500. Total Stockholders equity remains the same after this reclassification.

2. FINANCIAL STATUS OF THE COMPANY

Management anticipates, based on its current working capital and projected working capital requirements, that we will have enough working capital funds to sustain our current operations, including our planned research and development activities, at the current operating level until sometime in 2012. Currently, we are working on other revenue opportunities with the overall goal of increasing our profitability and cash flow.

3. CONSULTING REVENUES

ENEC and FANR Projects

Substantially all of our total consulting revenue earned in the amount of approximately $2.1 million and $6.1 million for the three months  and nine months ended September 30, 2010, and $1.9 million and $8.3 million for the three months  and nine months ended September 30, 2009, has been derived from the two consulting contracts we entered into in August 2008 and the one consulting contract we entered into in April 2010.  The variation in revenue reflects the uneven nature of consulting projects and the timing of revenues recognized on the respective projects.

Lightbridge Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2010 and 2009

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

Travel costs and other reimbursable costs under these contracts are reported in the accompanying statement of operations as both revenue and cost of consulting services provided, and totaled approximately $26,000 and $665,000 for the three months and nine months ended September 30, 2010 respectively and approximately $$106,000 and $744,000 for the three months and nine months ended September 30, 2009, respectively. The total travel and other reimbursable expenses that have not been reimbursed are being presented on the accompanying balance sheet and included in total accounts receivable in the amount of approximately $80,000 at September 30, 2010 and approximately $159,000 at December 31, 2009. The remaining accounts receivable reported at September 30. 2010 of approximately $1,191,000 represents consulting fees billed and due for the work performed for both the ENEC and FANR projects mentioned above and for the April 2010 consulting project with another foreign government, mentioned above. Total accounts receivable reported on the accompanying balance sheet is approximately $1,271,000 at September 30, 2010 and approximately $2,421,000 at December 31, 2009. At September 30, 2010 approximately $647,000 of the total accounts receivable reported is for September 2010 work that was billed in October 2010.

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

We evaluate performance based on several factors, of which the primary financial measure is business segment income before taxes. The following tables show the operations of our reportable segments for the three months and nine months ended September 30, 2010 and 2009:

BUSINESS SEGMENT RESULTS – THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	Consulting		Technology		Corporate and Eliminations		Total
	2010	2009	2010	2009	2010	2009	2010	2009

Revenue	2,050,456	1,941,382	0	68,166	0	0	2,050,456	2,009,548

Segment Profit – Pre Tax	697,326	570,588	(610,444)	(402,388)	(1,757,846)	(2,455,123)	(1,670,964)	(2,286,923)

Total Assets	1,271,360	2,008,435	289,561	379,553	14,990,861	5,539,403	16,551,782	7,927,391

Property Additions	0	0	0	0	0	1,900	0	1,900

Interest Expense	0	0	0	0	0	0	0	0

Depreciation	0	0	0	0	4,800	7,080	4,800	7,080

Lightbridge Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2010 and 2009

BUSINESS SEGMENT RESULTS – NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	Consulting		Technology		Eliminations		Total
	2010	2009	2010	2009	2010	2009	2010	2009

Revenue	6,069,333	8,315,921	342,550	68,166	0	0	6,411,883	8,384,087

Segment Profit – Pre Tax	1,670,902	3,170,607	(1,058,744)	(1,415,304)	(5,971,190)	(6,911,638)	(5,359,032)	(5,156,335)

Total Assets	1,271,360	2,008,435	289,561	379,553	14,990,861	5,539,403	16,551,782	7,927,391

Property Additions	0	0	0	0	0	13,102	0	13,102

Interest Expense	0	0	0	0	0	0	0	0

Depreciation	0	0	0	0	18,216	20,084	18,216	20,084

5. RESEARCH AND DEVELOPMENT COSTS

Research and development costs, included in the statement of operations amounted to approximately $563,000 and $1,142,000 for the three months and nine months ended September 30, 2010 respectively and approximately $325,000 and $1,338,000 for the three months and nine months ended September 30, 2009, respectively. Total cumulative expense has amounted to $8.9 million from January 8, 1992, the inception of TPI, to September 30, 2010. These totals do not include the costs incurred on the research and development contracts with AREVA which may result in potential intellectual property for us to use in the future, for other than AREVA’s LWRs reactors, including but not limited to Russian VVER-type reactors.

Research and Development Contracts

We entered into a contract with AREVA on August 3, 2009, under which we are obligated to perform certain specific research and development activities under an Initial Collaborative Agreement. We received all our fees under the terms of this AREVA Agreement.

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

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:	September 30, 2010	December, 31 2009

Trade Payables	$365,627	$296,120
Accrued Expenses	551,669	928,054
Accrued Payroll and Payroll Benefits	717,793	938,047

	$1,635,089	$2,162,221

Lightbridge Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2010 and 2009

7.  STOCKHOLDERS' EQUITY

All common stock shares and share prices reflected in the financial statements, hereto, and in the discussion below reflect the effect of the 1-for-30 stock reverse stock split on September 29, 2009.

Total common stock outstanding at September 30, 2010 and December 31, 2009 was 12,334,018 and 10,168,412, respectively. At September 30, 2010, there were 10,087 shares reserved for future issuance, 85,949 unvested restricted stock awards, and 1,764,121 stock options outstanding, all totaling 14,194,175 of total stock and stock equivalents outstanding at September 30, 2010.

a) Registered Direct Offering

On July 22, 2010 the Company completed an offering (the “Offering”) with certain institutional investors on the sale of 2,069,992 shares of its common stock and warrants to purchase a total of 1,034,996 shares of its common stock for aggregate gross proceeds, before deducting fees to the Placement Agent and other estimated offering expenses payable by the Company, of approximately $13.7 million. The common stock and warrants were sold in fixed combinations, with each combination consisting of one share of common stock and a warrant to purchase 0.5 shares of common stock. The purchase price is $6.60 per fixed combination. The warrants will become exercisable six months and one day following the closing date (July 28, 2010) of the Offering and will remain exercisable for seven years from the date of issuance at an exercise price of $9.00 per share. The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The exercisability of some of the warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.99% of the Company's common stock. This limit may be increased to up to 9.99% upon no fewer than 60 days' notice.

The Company received net proceeds of approximately $12.6 million after payment of certain fees and expenses related to the Offering. These fees and expenses related to this Offering totaled approximately. $1.1 million. From the total fees and expense paid, approximately $820,000 plus reimbursable expenses was paid to William Blair & Company, L.L.C., who served as the placement agent for the Offering. These fees and expense of approximating $1.1 million were charged to additional paid-in capital. The allocation of the proceeds from the offering, based on the relative fair value of the common stock and the warrants resulted in the allocation of approximately $9.0 million to the common stock and approximately $3.6 million to the warrants.

The value of the warrants issued was calculated by using the Black Scholes Valuation Model. using the following assumptions: volatility 99%; risk-free interest rate of 2.38%; dividend yield of 0%, and expected term of 7 years. The volatility of the Company’s common stock was estimated by management based on the historical volatility of the trading history of the Company’s common stock. The risk-free interest rate was based on the Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the expected life of the warrants. The expected dividend yield was based on the Company’s current and expected dividend policy and the expected term is equal to the contractual life of the warrants.

The Offering was effected as a takedown off the Company's shelf registration statement on Form S-3 (File No. 333-162671), which became effective on November 24, 2009 pursuant to a prospectus supplement to be filed with the Securities and Exchange Commission.

b) Stock-based Compensation – Stock Options and Restricted Stock

Stock Options Award Activity

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
For the Nine Months Ended September 30, 2010 and 2009

(iii)	The maximum number of restricted shares that may be granted to any one person during any fiscal year may not exceed 166,667 common shares.

Total stock options outstanding at September 30, 2010 were 1,764,121 of which 1,311,232 of these options were vested at September 30, 2010. Stock option expense was approximately $561,000 and approximately $1,062,000 for the three months ended September 30, 2010 and 2009, respectively. Stock option expense was approximately $1,858,000 and approximately $3,455,000 for the nine months ended September 30, 2010 and 2009, respectively.

Stock option transactions to the employees, directors, advisory board members and consultants are summarized as follows for the six months ended September 30, 2010:

Stock Options Outstanding	2010
Beginning of the year	1,785,204
Granted	139,091
Exercised	-128,139
Forfeited
Expired	-32,035
End of period	1,764,121
Options exercisable	1,311,232

The above table includes options issued as of September 30, 2010 as follows:

i).	A total of 566,874 non-qualified 5-10 year options have been issued, and are outstanding, to advisory board members at exercise prices of $4.50 to $14.40 per share.

ii).
A total of 1,068,622 non-qualified 5-10 year options have been issued, and are outstanding, to our directors, officers and employees at exercise prices of $5.70 to $23.85 per share. From this total, 622,484 options are outstanding to the Chief Executive Officer who is also a director, with remaining contractual lives of  5.2- 9.5 years. All other options issued have a remaining contractual life ranging from 1.0 years to 9.5 years.

iii).	A total of 128,625 non-qualified 5-10 year options have been issued, and are outstanding, to our consultants at exercise prices of $6.30 to $19.20 per share.

 The following table provides certain information with respect to the above-referenced stock options that are outstanding and exercisable at September 30, 2010:

	Stock Options Outstanding		Stock Options Vested
Exercise Prices	Weighted Average Remaining Contractual Life - Years	Number of Awards	Number of Awards	Weighted Average Exercise Price
$4.50 - $8.70	8.06	777,914	343,081	$6.69
$9.00 - $12.90	5.39	185,674	176,877	$10.46

$13.20-$18.90	4.08	493,865	484,606	$13.96
$19.20-$23.85	4.90	306,668	306,668	$22.84

Total	6.11	1,764,121	1,311,232	$13.66

The aggregate intrinsic value of stock options outstanding at September 30, 2010 was $296,701 of which 98,138 related to vested awards. Intrinsic value is calculated based on the difference between the exercise price of the underlying awards and the quoted price of our common stock as of the reporting date ($5.90 per share as of the close on September 30, 2010).

Lightbridge Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2010 and 2009

In July 2010, two officers of the Company exercised stock option agreements. One agreement was exercised under a broker assisted cashless exercise at a strike price of $4.68 that resulted in a net purchase of 13,752 shares.  One agreement was exercised that allowed the sale of 28,710 shares received by the officer from the stock option exercise, back to the Company to cover the income tax obligations resulting from the stock option exercise. As a result of this option exercise, 28,710 shares were issued to the officer and 28,710 shares were purchased from the officer at the fair value of the stock at the date of the option exercise, which was $243,552. This stock purchase was recorded by the Company as treasury stock, which was immediately retired upon purchase.

Restricted Stock Award Activity

The following summarizes our restricted stock unit activity:

	Number of Units	Weighted Average Grant Date Fair Value
Total awards outstanding at December 31, 2009	95,658	$6.13
Units granted	41,723	$8.66

Units Exercised/Released	-51,432	$6.36
Total awards outstandings at September 30, 2010	85,949	$7.23

Total units vested	0
Total units nonvested	85,949	$7.23
Total shares outstanding at September 30, 2010	85,949	$7.23

Scheduled vesting for outstanding restricted stock units at September 30, 2010 is as follows:

	Year Ended December 31,
	2010	2011	2012	2013	2014	Thereafter	Total
Scheduled vesting—restricted stock units	2,038	35,765	34,237	13,909			85,949

As of September 30, 2010, there was $0.52 million of net unrecognized compensation cost related to unvested restricted stock-based compensation arrangements. This compensation is recognized on a straight line basis resulting in approximately $0.25 million of the compensation expected to be expensed in the next twelve months, and the total unrecognized has a weighted average recognition period of 2.12 years.

We use the historical volatility of our stock price since January 5, 2006, the date we announced that we were becoming a public company, to estimate the future volatility of our stock. At this time we do not believe that there is a better objective method to predict the future volatility of our stock. We estimate the term of our option awards based on the full term of the award. To date we have had very few exercises of our options, and those exercises have occurred just before the expiration date of the awards. Since the strike price of most of our outstanding awards is greater than the price of our stock, generally awards have expired at the end of the term.  We do not currently have sufficient information to determine the effect of potential forfeitures on the terms of our awards. We are monitoring historical data to determine a reasonable method to estimate future forfeitures, and we plan to include this estimate in our fair value calculations in 2011.

Lightbridge Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2010 and 2009

Assumptions used in the Black Scholes option-pricing model for the nine months ended September 30 2010 and 2009 were as follows:

	Nine months ended
	9/30/2010	9/30/2009

Average risk-free interest rate	3.59%	3.61%
Average expected life	10	10
Expected volatility	98.57%	97.63%
Expected dividends	0%	0%

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

During the three months ended September 30, 2010 and 2009, approximately $677,000 and approximately $1,176,000 respectively, was recorded as total stock-based compensation. During the nine months ended September 30, 2010 and 2009, approximately $2,259,000 and $3,695,000 respectively, was recorded as total stock-based compensation. Stock-based compensation expense is recorded under the caption general and administrative expenses.

c). Common Stock reserved for Future Issuance

Common stock reserved for future issuance consists of

	Shares of
	Common
	Stock	Amount

Stock-based compensation	10,087	$69,500

8. INCOME TAXES

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes we make a cumulative adjustment. The 2010 and 2009 annual effective tax rate is estimated to be at a combined 40%, before the effects of changes in the deferred tax valuation allowance, for the U.S. federal and states statutory tax rates.

As of September 30, 2010 and December 31, 2009, there were no tax contingencies recorded.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting and the amounts recognized for income tax purposes, as well as any unused tax carryforwards. The significant components of deferred tax assets (at a 40% effective federal and state tax rate) as of September 30, 2010 and December 31, 2009 respectively, are as follows:

Deferred Tax Assets	Total Amount		Deferred Tax Asset Amount
	2010	2009	2010	2009

Capitalized start up costs	$6,229,747	$7,125,807	$2,491,898	$2,850,323
Stock-based compensation	19,290,550	17,929,307	7,716,220	7,171,723
Net operating loss carryforward	22,881,026	15,956,432	9,152,410	6,382,573

Less: valuation allowance			(19,360,529)	(16,404,619)

			$-	$-

Lightbridge Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2010 and 2009

We have net operating loss carryforward for federal and state tax purposes of approximately $22.9 million that is available to offset future taxable income. For financial reporting purposes, no deferred tax asset was recognized because management estimates that it is more likely than not that substantially all of the net operating losses will expire unused. As a result, the amount of the deferred tax assets considered realizable was reduced 100% by a valuation allowance. We have no other deferred tax assets or liabilities. The changes in the valuation allowance were increases of approximately $1.5 million and $3.0 million for the three months and nine months ended September 30, 2010. Many of our operating expenses in the 2007 and 2006 tax years were classified under the internal revenue code as capitalized start-up costs which were not deductible for tax purposes in those tax years, but are now amortized as start-up costs in 2010 and 2009.

We filed a consolidated tax return with our subsidiaries.

9. RESEARCH AGREEMENT

Effective on August 21, 2009, TPI entered into an agreement for ampoule irradiation testing, or the AIT Agreement, with Kurchatov. Under the AIT Agreement, TPI agreed to compensate Kurchatov for irradiation testing of TPI’s proprietary nuclear fuel designs conducted in 2008 and part of 2009. Pursuant to the AIT Agreement, TPI is obligated to pay to Kurchatov a total of $400,000, and Kurchatov is obligated to transfer to TPI the worldwide rights in all of the test data generated in the course of the irradiation testing of TPI’s proprietary nuclear fuel designs in 2008 and part of 2009, and Kurchatov agrees not to use, in any manner, the work product associated with such testing or exercise any rights associated therewith without the written consent of TPI. Further, Kurchatov is obligated to provide to TPI and its affiliates specified information and documentation for audit purposes and to obtain any and all permits from Russian governmental entities which may be required in order for Kurchatov to perform under the AIT Agreement. To-date, a total of $385,000 has already been paid to Kurchatov under the AIT Agreement.  The remaining balance under the AIT Agreement is due upon the completion of certain deliverables and the receipt of a Russian export license.

In October 2009 we entered into an umbrella agreement, or the SOSNY Agreement, with Russian Limited Liability Research and Development Company, or SOSNY. SOSNY will serve as our prime contractor in Russia to manage the research and development activities related to the lead test assembly, or LTA, program for Russian designed VVER-1000 reactors. SOSNY is a leading Russian commercial nuclear entity specializing in front-end and back-end nuclear fuel cycle management and logistics services.  Specific work will be carried out under individual task orders to be issued under the SOSNY Agreement.  The scope, deliverables, and costs are to be agreed between the parties for each individual task order.  On June 17, 2010, TPI entered into Task Order No. 1 with SOSNY whereby TPI is obligated to pay to SOSNY a total of 7,259,000 Russian Rubles (approximately $237,000 at the September 30, 2010 exchange rate) for certain R&D work to be completed and all deliverables to be submitted to TPI by December 31, 2010.  As of September 30, 2010, a total of 2,832,000 Rubles (approximately $93,000 at the September 30, 2010 exchange rate) worth of work was completed by SOSNY and its subcontractors and invoiced to TPI.

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

We  entered into an agreement to lease new office space under the terms of a sublease with a term of 65 months commencing August 1, 2008. Under the terms of the sublease, the lease payments are inclusive of pass-through costs, which include real estate taxes and standard operating expenses. We paid the security deposit related to this sublease agreement in the amount of $120,486. We pay monthly rental fees in the amount of $40,162 in the first year of the sublease agreement, and payments increase by a factor of 4% each year thereafter. We may terminate this agreement by providing 60 days notice to the sublessor. The monthly straight-line rental expense from August 1, 2008 to December 1, 2013 is $45,189.  As a result of the straight-line rent calculation generated by the one free rent period and rent escalation, we have a deferred rent credit of $75,149 at September 30, 2010.

Lightbridge Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2010 and 2009

Future estimated rental payments under our operating leases are as follows:

Total

Year ending - December 31, 2010	134,117
Year ending - December 31, 2011	564,109
Year ending - December 31, 2012	586,136
Year ending - December 31, 2013	609,016
Total minimum lease payments	$1,893,378

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

All statements other than statements of historical fact are statements that could be deemed forward-looking statements. The Company assumes no obligation and does not intend to update these forward-looking statements, except as required by law. When used in this report, the terms “Lightbridge”, “Company”, “we”, “our”, and “us” refer to Lightbridge Corporation (a Nevada corporation) and its wholly-owned subsidiaries Thorium Power, Inc. (a Delaware corporation), Lightbridge International Holding, LLC (a Delaware limited liability company), Lightbridge Advisors Limited (a U.K. limited company), Lightbridge International Holding LLC (a Russian limited liability company) and Lightbridge International Holding LLC (an Abu Dhabi limited liability company).

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

We are a developer of next generation nuclear fuel technology that has the potential to significantly up-rate the power output of reactors, reducing the per-megawatt-hour cost of generating nuclear energy and reduce nuclear waste and proliferation. We are also a provider of nuclear energy consulting services to commercial and governmental entities worldwide.

Technology Business Segment

For the past decade we have been engaged in the development of proprietary nuclear fuel designs which we ultimately intend to introduce for use in nuclear power plants around the world in partnership with major nuclear fuel vendors. Our proprietary nuclear fuel designs are primarily geared toward two target markets: (1) nuclear fuel designs for use in commercial nuclear power plants and (2) nuclear fuel designs for reactor-grade plutonium disposition. In addition, we have a conceptual nuclear fuel design for weapons-grade plutonium disposition. We have been conducting research and development related to two variants of these nuclear fuel designs: (1) A fuel variant for use in Russian-designed VVER-type reactors, and (2) A fuel variant for use in Western-type pressurized water reactors (PWRs).

As an outgrowth of this research and development, we have recently designed a new commercial fuel technology based on a proprietary all-metal fuel assembly configuration that has the potential to increase power output per reactor and enhance proliferation resistance as compared to reactors operating with conventional uranium oxide fuel. The new fuel design could reduce both initial capital costs per megawatt and annual operating costs per kilowatt-hour of nuclear power, making it more competitive with other forms of electricity generation while contributing to a significant reduction of CO2 emissions.

It is expected that our all-metal fuel technology could be applied to currently operating or new light water reactors as well as small modular reactors while providing the same benefits as in larger commercial nuclear power plants. It is also highly synergistic with fast reactor designs under development in several countries.

In June 2010, Idaho National Laboratory has approved a Texas A&M University-led joint proposal with us for irradiation testing of this kind of metallic fuel in the Advanced Test Reactor. The fuel demonstration in a test reactor environment is a key milestone to demonstration and deployment of this fuel in commercial Western-type light water reactors. Testing is expected to begin in 2011.

Our future customers may include nuclear fuel fabricators, nuclear power plants and/or the U.S. government or other foreign governments.

Our operations within our technology business segment have been devoted primarily to the development and demonstration of our nuclear fuel designs, developing strategic relationships within and outside the nuclear power industry, securing political and financial support from the U.S. and Russian governments, and the filing of patent applications (including related administrative functions).

Currently, we have generated only minimal direct revenues from our technology business segment. We do not expect that we will generate licensing revenues from this business for several years, until our fuel designs can be fully tested and demonstrated, and we obtain the proper approvals to use our nuclear fuel designs in nuclear reactors. We believe we can leverage our general nuclear technology, business and regulatory expertise as well as industry relationships, to optimize our technology development plans and create integrated advisory services with the highest levels of expertise and experience in the nuclear power industry.

Consulting and Strategic Advisory Services Business Segment

We are primarily engaged in the business of assisting commercial and governmental entities with developing and expanding their nuclear industry capabilities and infrastructure. We provide integrated strategic advice across a range of expertise areas including, for example, regulatory development, nuclear reactor site selection, procurement and deployment, reactor and fuel technology, international relations and regulatory affairs.

Due to the relatively limited growth in the nuclear energy industry during the 1980’s and 1990’s, and corresponding limited recruitment into the industry, the cadre of engineers, managers and other nuclear energy industry experts is aging. In any nuclear renaissance, we believe that the industry will be challenged in acquiring and retaining sufficient qualified expertise. Moreover, in countries studying new nuclear energy programs, the number of qualified nuclear energy personnel is limited, and we believe that those countries will need to rely on significant support from non-domestic service providers and experts to ensure success in those programs.

Our emergence in the field of nuclear energy consulting is in direct response to the need for independent assessments and highly qualified technical consulting services from countries looking to establish nuclear energy programs, by providing a blueprint for safe, secure, efficient and cost-effective nuclear power. We offer full-scope strategic planning and advisory services for new and growing existing markets. Furthermore, we only engage with commercial entities and governments that are dedicated to non-proliferative and transparent nuclear programs.

Our consulting services are expert and relationship based, with particular emphasis on key decision makers in senior positions within governments or companies, as well as focus on overall management of nuclear energy programs. To date, substantially all of our revenues are derived from our consulting and strategic advisory services business segment, which primarily provides nuclear consulting services to entities within the United Arab Emirates, our first significant consulting and strategic advisory client. In April 2010 we began to provide consulting services in an additional country.

Material Opportunities and Challenges

Proprietary Nuclear Fuel Technology Development

We believe that a major opportunity for us is the possibility that our advanced nuclear fuel designs, which are currently in the research and development stage, will be used in many existing and new light water nuclear reactors. Light water reactors are the dominant reactor types currently used in the world, and fuels for such reactors constitute the majority of the commercial market for nuclear fuel. Currently, we have two primary fuel product families in the development stage: (1) All-metal fuel technology based on a uranium-zirconium alloy that has potential to increase power output by up to 30% per reactor, reduce the initial capital cost per megawatt and annual operating costs per kilowatt-hour, reduce the volume of spent fuel per kilowatt-hour compared to reactors operating on conventional uranium oxide fuel, and enhance proliferation resistance, and (2) Thorium-based fuel technology that utilizes a seed-and-blanket fuel assembly configuration providing enhanced proliferation resistance, reduced volume and long-term radio-toxicity of spent fuel, and enhanced fuel performance.

Most of our all-metal fuel design research and development work to-date has been focused on Western-type pressurized water reactors, or PWRs. Although we have not yet studied in sufficient detail its application to other reactor types, we expect that the all-metal fuel’s benefits seen in PWRs could also potentially apply to boiling water reactors, or BWRs, as well as small modular reactors. We also believe that the all-metal fuel technology can be synergistic with future fast reactor fuel designs currently under development.

With respect to our thorium-based fuel designs, we currently have three types, or variants, in various stages of development. The first is designed to provide reactor owners/operators with a proliferation resistant fuel technology that will not generate weapons-usable plutonium in the spent fuel. The second is designed to dispose of reactor-grade plutonium that has been extracted from spent fuel from commercial reactors and stockpiled in Russia, Western Europe, the U.S., Japan, the U.K., and other countries. The third is designed to dispose of weapons-grade plutonium that is stockpiled in Russia and the U.S. All three of these fuel variants are expected to have additional benefits, including reduced volume and reduced long-term radio-toxicity of spent fuel for the same amount of electricity generated, as compared with the uranium fuels that are currently used in light water reactors. To-date, our primary focus has been on the first variant.

From our U.S. and Moscow offices, we are working with our U.S. partners, Texas A&M University and Idaho National Laboratory, and Russian nuclear research institutes on the testing and demonstration of our metallic fuel rods in a test reactor environment. Test reactor demonstration is a key step toward a full-scale demonstration in a Western commercial reactor. We believe that it will be necessary to enter into commercial arrangements with major nuclear fuel fabricators, which in many cases are also nuclear fuel vendors, as a prerequisite to having our fuel designs widely deployed in global markets.

We believe that because of the reduced initial capital cost per megawatt and annual operating costs per kilowatt-hour, the all-metal fuel technology could offer significant economic incentives to nuclear power plant operators that could make it palatable to them to adopt this fuel technology in their existing or new build reactors. Due to the expected cost savings on a per kilowatt-hour basis, we also believe that the all-metal fuel technology will offer significant revenue opportunities to us in the Western light water reactor market in the future. As a result, we intend to focus a significant portion of our future research and development efforts on testing and demonstration of this fuel technology in the U.S. and overseas. At the same time, we believe the testing and demonstration work on our all-metal fuel technology will also benefit and advance our thorium-based seed-and-blanket fuel assembly design due to the similarities and synergies between the all-metal fuel rods and the metallic seed fuel rods utilized in the seed-and-blanket fuel assembly design.

We believe that our greatest challenge will be acceptance of these fuel designs by nuclear power plant operators, which have in the past been hesitant to be the first to use a new type of nuclear fuel. In addition, our fuel designs would require regulatory approval by relevant nuclear regulatory authorities, such as the Nuclear Regulatory Commission in the U.S. and its equivalent agencies in other countries, before they can be used in commercial reactors. The regulatory review process, which is outside of our control, may take longer than expected and may delay a rollout of the fuel designs into the market. We believe that demonstration of one of the Company’s fuel designs in a commercial nuclear reactor would make deployment of the other designs easier, due to the many similarities that exist among them.

Another major challenge are the long nuclear fuel product development, qualification and regulatory licensing timelines that are typical for new fuel designs in the nuclear industry. As a result, successful commercialization of new nuclear fuel products requires a sustained commitment of significant research and development funding over an extended period of time until revenue from new product sales can be realized. This timing gap between research and development expenditures and projected revenues could present a challenge in securing additional capital in the future necessary for the completion of the remaining testing and demonstration work.

We have been building relationships with companies and organizations in the nuclear power industry for several years. We will attempt to cause some or all of these companies and organizations to work in a consortium or a joint venture type arrangement with us in the future. However, we may not be able to develop any such consortium or arrangement in the near term or at all. Companies identified for potential relationships have existing contracts with nuclear power plant owner/operators, under which they supply nuclear fuel branded with their name to such nuclear power plants. We will attempt to encourage these nuclear fuel vending companies to provide their nuclear power plant operating customers to use fuels that are designed with our technology. To do so, we will need to enter into agreements with one or more of these companies. Without such arrangements it would be more difficult for us to license our fuel designs because, in addition to the reputations, guarantees, services, and other benefits that these nuclear fuel vendors provide when selling fuel to nuclear power plant operators, they also often have multi-year fuel supply contracts with the reactor operators. These multi-year fuel supply contracts act as a barrier to entry into the market, such that it can be very difficult to penetrate some markets for nuclear fuel without working with a nuclear fuel vendor that can support long term contracts. If we are successful in demonstrating our fuel designs in a test reactor environment, followed by a full-scale demonstration in an operating commercial reactor, and in continuing to build relationships with nuclear fuel vendors, we believe it may lead to major companies in the nuclear power industry working with us in producing and selling our nuclear fuel designs to commercial reactor operators and governments.

Consulting and Strategic Advisory Services

Our emergence in the field of nuclear energy consulting is in direct response to the need for independent assessments and highly qualified and integrated strategic advisory services for countries looking to establish nuclear energy programs, while still providing a blueprint for safe, secure, efficient and cost-effective non-proliferative nuclear power. We offer full-scope planning and strategic advisory services for new and existing markets and offer such services without a bias towards or against any reactor vendor or fuel technology. We believe that there are significant opportunities available to provide services to governments that are dedicated to non-proliferative, safe, and transparent nuclear programs.

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

Business Segments and Periods Presented

We have provided a discussion of our results of operations on a consolidated basis and have also provided certain detailed segment information for each of our business segments below for the three and nine months ended September 30, 2010 and 2009, in order to provide a meaningful discussion of our business segments. We have organized our operations into two principal segments: Consulting and Strategic Advisory Services and Fuel Technology. We present our segment information along the same lines that our chief executives review our operating results in assessing performance and allocating resources.

BUSINESS SEGMENT RESULTS – THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	Consulting		Technology		Corporate and Eliminations		Total
	2010	2009	2010	2009	2010	2009	2010	2009

Revenue	2,050,456	1,941,382	0	68,166	0	0	2,050,456	2,009,548

Segment Profit (Loss) – Pre Tax	697,326	570,588	(610,444)	(402,388)	(1,757,846)	(2,455,123)	(1,670,964)	(2,286,923)

Total Assets	1,271,360	2,008,435	289,561	379,553	14,990,861	5,539,403	16,551,782	7,927,391

Property Additions	0	0	0	0	0	1,900	0	1,900

Interest Expense	0	0	0	0	0	0	0	0

Depreciation	0	0	0	0	4,800	7,080	4,800	7,080

BUSINESS SEGMENT RESULTS – NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	Consulting		Technology		Eliminations		Total
	2010	2009	2010	2009	2010	2009	2010	2009

Revenue	6,069,333	8,315,921	342,550	68,166	0	0	6,411,883	8,384,087

Segment Profit (Loss) – Pre Tax	1,670,902	3,170,607	(1,058,744)	(1,415,304)	(5,971,190)	(6,911,638)	(5,359,032)	(5,156,335)

Total Assets	1,271,360	2,008,435	289,561	379,553	14,990,861	5,539,403	16,551,782	7,927,391

Property Additions	0	0	0	0	0	13,102	0	13,102

Interest Expense	0	0	0	0	0	0	0	0

Depreciation	0	0	0	0	18,216	20,084	18,216	20,084

Technology Business

Over the next 12 to 15 months we expect to incur $8 – $9 million in research and development expenses related to the development of our proprietary nuclear fuel designs. We spent approximately $563,000 and $1,142,000 for research and development during the three and nine months ended September 30, 2010, respectively, and a cumulative amount from the date of our inception (January 8, 1992, date of inception of Thorium Power Inc.) to September 30, 2010, of approximately $8.9 million.

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

On August 3, 2009, we entered into a consulting agreement with AREVA for $550,000. For the nine months ended September 30, 2010, our total revenue from AREVA under this agreement was approximately $342,550, including billings for expense reimbursements. We have completed the scope of work under the initial phase of the consulting agreement.

Consulting and Strategic Advisory Services Business

At the present time, substantially all of our revenue for the three and nine months ended September 30, 2010, from our consulting and strategic advisory services business segment is derived by offering services to governments outside the U.S. planning to create or expand electricity generation capabilities using nuclear power plants. The fee type and structure that we offer for each client engagement is dependent on a number of variables, including the complexity, the level of the opportunity for us to improve the client’s electricity generation capabilities using nuclear power plants, and other factors. Our revenues totaling approximately $2.1 million and $6.4 million for the three months and nine months ended September 30, 2010, respectively, have been derived primarily from our continuing work under the August 1, 2008 agreements and follow-on agreements in 2009, with the Executive Affairs Authority, or EAA, of Abu Dhabi, and with the Emirates Nuclear Energy Corporation, or ENEC, and the Federal Authority for Nuclear Regulation, or FANR, and from our April 2010 contract with another non-U.S. government, as described in Item 1, Part 1, “Financial Statements – Note 1 - Nature of Operations and Basis of Presentation.” We entered into next phase follow-on agreements in March 2009 and July 2009 to continue our consulting services under the ENEC and FANR agreements for 2009. Revenue was recognized on a time and expense basis for the three and nine months ended September 30, 2010 and 2009 for the ENEC and FANR contracts. For the April 2010 Contract, revenue is recognized upon the achievement of contractual milestones and the acceptance by our customer of our work.

The cost of consulting services provided was approximately $1.3 million for both the three months ended September 30, 2010 and 2009, respectively, and approximately $4.0 and $4.9 million for the nine months ended September 30, 2010 and 2009, respectively. These amounts consisted primarily of direct labor consulting expenses and other labor support costs incurred.

Financial Status

At September 30, 2010, our total assets were approximately $16.6 million and total liabilities were approximately $1.6 million. As of September 30, 2010, our working capital surplus was approximately $14.4 million, an increase of approximately $10.0 million from December 31, 2009. The increase in our working capital surplus is primarily due to the $13.7 million offering we completed on July 28, 2010, as discussed below in “Recent Events”.

Management expects that our current cash position, as well as the revenue from ongoing operations, will meet our foreseeable working capital needs for our current operations, including our planned research and development expenses, until sometime in 2012. We anticipate entering into other consulting and technology agreements with our existing and new clients that may generate additional revenues in 2010 and beyond. In support of our longer-term business plan for our technology business segment, we endeavor to create strategic alliances, with major fuel vendors, fuel fabricators and/or other strategic parties in order to support the remaining research and development activities required to further enhance and complete the development of our fuel products. It is important to note, however, that we may be unable to form such strategic alliances on terms acceptable to us or at all. Our total current average operating expenses, excluding the $8 – $9 million of research and development expenses we expect to incur over the next 12 to 15 months, is approximately $1 million per month.

Recent Events

On July 22, 2010, we entered into subscription agreements with certain institutional investors in connection with an offer to sell an aggregate of 2,069,992 shares of our common stock and warrants to purchase a total of 1,034,996 shares of our common stock to such investors for aggregate gross proceeds of approximately $13.7 million. The common stock and warrants were sold in fixed combinations, with each combination consisting of one share of common stock and a warrant to purchase 0.5 shares of common stock, at purchase price of $6.60 per fixed combination. The warrants will become exercisable six months and one day following the closing date of the offering and will remain exercisable for seven years from the date of issuance at an exercise price of $9.00 per share. The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions.

In connection with the offering, we retained William Blair & Company, L.L.C. to act as placement agent of our common stock and warrants. For services as placement agent, we paid a cash fee of $820,000, or 6% of the gross proceeds we received from the sale of our securities, and reimbursed the placement agent for all reasonable and documented out-of-pocket expenses incurred in connection with the offering.

After the deduction of placement agent fees and expenses, as well as expenses incurred by us, we received net proceeds of $12.6 million from the offering. We will use the net proceeds from the offering to continue our research and development activities to further enhance and develop our nuclear fuel designs and for other general working capital purposes.

Consolidated Results of Operations

Comparison of the Three Months Ended September 30, 2010 to September 30, 2009

The following table summarizes certain aspects of the Company’s consolidated results of operations for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

	Three Months Ended
	30-Sep		(Decrease)	(Decrease)
	2010	2009	Change $	Change %

Consulting Revenues	$2,050,456	2,009,548	$40,908	2%

Cost of services provided
Consulting expenses	$1,255,877	1,289,552	$(33,675)	-3%
% of total revenues	61%	64%

Gross profit	$794,579	$719,996	$74,583	10%
% of total revenues	39%	36%

Operating Expenses
General and administrative	$1,942,132	$2,686,165	$(744,033)	-28%
% of total revenues	95%	134%

Research and development expenses	$562,783	$325,044	$237,739	73%
% of total revenues	27%	16%

Total Operating Loss	$(1,710,336)	$(2,291,213)	$(580,877)	-25%
% of total revenues	-83%	-114%

Other Income and (Expenses)
Interest income/expense, other	$39,372	$4,290	$35,082	818%
% of total revenues	2%	0%

Net loss - before income taxes	$(1,670,964)	$(2,286,923)	$(615,959)	-27%
% of total revenues	-81%	-114%

Revenues

We entered into next-phase follow-on agreements in March 2009 and July 2009 to continue our consulting services under the ENEC and FANR agreements. Revenue earned under both of these agreements for the three months ended September 30, 2010 and 2009 and under the August 1, 2008 agreements with ENEC and FANR was recognized on a time and expense basis.

We earned $2.1 million of revenue for the three months ended September 30, 2010 as compared to $2.0 million of revenue for the three months ended September 30, 2009 from our consulting and strategic advisory services business segment. The revenue for the three months ended September 30, 2010 compared to the same period in 2009 was primarily the same. The consulting projects with ENEC and FANR are being performed pursuant to ongoing requests to work on specific projects on a time and expense basis as needed. Notwithstanding the normal variations in billable hours worked under these contracts, in the third quarter of 2009 we re-negotiated some of our billing rates to further enhance and maintain the competitiveness of our advisory services. The future revenue to be earned and recognized under both the ENEC and FANR agreements will depend upon agreed upon work plans which can differ from the revenue amounts initially planned to be earned under these agreements.

For the three months ended September 30, 2010, we earned approximately $0.7 million of fees and expenses from our consulting agreement we entered into in April 2010 with another non-U.S. government.

Cost of Services Provided

The cost of services for the three months ended September 30, 2010 compared with the same period in 2009 is primarily the same, due to the comparative level of revenue for the third quarters of 2010 and 2009. These expenses related to the consulting, professional, administrative and other costs allocated to the technology and consulting projects, which were incurred to perform and support the work done for our AREVA agreement and our consulting projects with ENEC and FANR. The billing rates to us from our consultants who provide services under our consulting contracts have primarily remained unchanged in 2010 and 2009.

Gross Profit

Gross profit margin of 39% for the three months ended September 30, 2010 increased 3% as compared to the same period in 2009. Our gross margins increased due to the work on our new and existing contracts.

General and Administrative Expenses

There was a 28% decrease in the general and administrative expenses for the three months ended September 30, 2010, as compared to the same period in 2009. This decrease was primarily due to a decrease in (1) professional/consulting fees of approximately $191,000, (2) stock-based compensation of approximately $458,000 and (3) a decrease in other general and administrative costs, offset by an increase in (4) employee wages and benefits of approximately $76,000. In the future, stock-based compensation may be offered to attract new employees due to our expansion to meet the demands of contracts with our current customers, and anticipated future business with new customers. We expect our general and administrative expenses may increase in future periods due to the expansion of our technology and consulting and strategic advisory services business segments and the hiring of new officers, employees and consultants to help further develop and support our technology and consulting and strategic advisory services segments.

Research and Development Costs

The increase in research and development costs for the three months ended September 30, 2010 compared to the same period in 2009 is due to an increase this quarter in our research and development activities performed by outside contractors for us in Russia. Over the next 12 to 15 months we expect to incur approximately $8 – $9 million in research and development expenses related to the development of our proprietary nuclear fuel designs.

Other Income and Expense

The increase in other income and expense for the three months ended September 30, 2010 compared to the same period in 2009 is due to the increase in the unrealized gains on marketable securities (mutual funds) that were purchased in September 2010, which totaled approximately $39,000 for the three months ended September 30, 2010.

Comparison of the Nine months Ended September 30, 2010 to September 30, 2009

The following table summarizes certain aspects of the Company’s consolidated results of operations for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

	Nine Months Ended
	30-Sep		(Decrease)	(Decrease)
	2010	2009	Change $	Change %

Consulting Revenues	$6,411,883	8,384,086	$(1,972,203)	-24%

Cost of services provided
Consulting expenses	$4,024,275	4,926,916	$(902,641)	-18%
% of total revenues	63%	59%

Gross profit	$2,387,608	$3,457,170	$(1,069,562)	-31%
% of total revenues	37%	41%

Operating Expenses
General and administrative	$6,642,487	$7,291,426	$(648,939)	-9%
% of total revenues	104%	87%

Research and development expenses	$1,142,043	$1,337,961	$(195,918)	-15%
% of total revenues	18%	16%

Total Operating Loss	$(5,396,922)	$(5,172,217)	$224,705	4%
% of total revenues	-84%	-62%

Other Income and (Expenses)
Interest income/expense, other	$37,890	$15,883	$22,007	139%
% of total revenues	1%	0%

Net loss - before income taxes	$(5,359,032)	$(5,156,334)	$202,698	4%
% of total revenues	-84%	-62%

Revenues

We earned $6.4 million of total revenue for the nine months ended September 30, 2010 as compared to $8.4 million of total revenue for the nine months ended September 30, 2009. The 24 percent decrease in revenue was primarily due to the uneven nature of our consulting projects with ENEC and FANR which are being performed pursuant to ongoing requests to work on specific projects on a time and expense basis as needed. As discussed above, notwithstanding the normal variations in billable hours worked under these contracts, in the third quarter of 2009 we re-negotiated some of our billing rates to further enhance and maintain the competitiveness of our advisory services which also resulted in a reduction of our revenue for the nine months ended September 30, 2010 compared to the same nine month period in 2009. The future revenue to be earned and recognized under both the ENEC and FANR agreements will depend upon agreed upon work plans which can differ from the revenue amounts initially planned to be earned under these agreements.

For the nine months ended September 30, 2010, we earned approximately $342,550 of fees plus reimbursement of expenses from our consulting agreement with AREVA. The anticipated further phases of the collaboration will be conducted in accordance with additional collaborative agreements. For the nine months ended September 30, 2010, we earned approximately $711,000 of fees from our consulting agreement we entered into in April 2010 with another non-U.S. government.

Cost of Services Provided

The primary reason for the decrease in the cost of services for the nine months ended September 30, 2010 compared with the same period in 2009 is due to the decrease in billable hours for the ENEC and FANR projects. These expenses related to the consulting, professional, administrative and other costs allocated to our technology and consulting projects, which were incurred to perform and support the work done for our consulting projects with ENEC and FANR. The billing rates to us from our consultants who provide services under our consulting contracts have primarily remained unchanged in 2010 and 2009.

Gross Profit

Gross profit margin of 37% for the nine months ended September 30, 2010 is approximately 4% lower compared to the same period in 2009. Our gross margins from our advisory contracts with ENEC and FANR decreased due to the reduction that occurred in the third quarter of 2009 in some of our hourly consultants billing rates to ENEC and FANR. In the third quarter of 2009 we re-negotiated some of our billing rates to further enhance and maintain the competitiveness of our advisory services.

General and Administrative Expenses

There was a 9% decrease in the general and administrative expenses for the nine months ended September 30, 2010, as compared to the same period in 2009. This decrease was primarily due to a decrease in (1) stock-based compensation of approximately $1,304,000, which was offset by an increase in (2) consulting/professional fees of $104,000 (2) costs for travel expenses of approximately $123,000, (3) employee wages and benefits of approximately $318,000 and an increase in other general and administrative costs. In the future, stock-based compensation may be offered to attract new employees due to our expansion to meet the demands of contracts with our current customers, and anticipated future business with new customers. We expect our general and administrative expenses may increase in future periods due to the expansion of our technology and consulting and strategic advisory services business segment and the hiring of new officers, employees and consultants to help further develop and support both our technology business segment and our consulting and strategic advisory services business segment.

Research and Development Costs

The decrease in research and development costs for the nine months ended September 30, 2010 compared to the same period in 2009 is due to a temporary decrease in our research and development activities performed by outside contractors for us in Russia in the second quarter of 2010. Over the next 12 to 15 months we expect to incur approximately $8 – $9 million in research and development expenses related to the development of our proprietary nuclear fuel designs.

Other Income and Expense

The increase in other income and expense for the nine months ended September 30, 2010 compared to the same period in 2009 is due to the increase in the unrealized gain on marketable securities (trading securities) that were purchased in September 2010, which totaled approximately $39,000 for the three months ended September 30, 2010.

Liquidity and Capital Resources

As of September 30, 2010, we had a total of cash and cash equivalents of approximately $3.6 million, and marketable securities (mutual funds) of approximately $10.4 million. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

	Cash Flow
	Nine Months Ended
	September 30,
	2010	2009

Net cash provided by (used in) operating activities	$(1,748,513)	$(1,669,717)
Net cash used in investing activities	$(10,438,330)	$(37,072)
Net cash provided by (used in) financing activities	$12,727,578	$(1,409)
Net cash inflow (outflow)	$540,735	$(1,708,198)

Operating Activities

Net cash used in our operating activities increased by approximately $79,000 for the nine months ended September 30, 2010 as compared to the same period in 2009. The changes to the operating activities cash flows are mentioned above in the Consolidated Results of Operations section of this management discussion and analysis, regarding our operating expenses.

Investing Activities

Net cash used in our investing activities for the nine months ended September 30, 2010 as compared to the same period in 2009, increased by approximately $10.4 million, which was due to the purchase of marketable securities in September 2010 of approximately $10.4 million, and an increase in patent costs in 2010 for the filing of patent applications. These patent applications are filed for the new developments resulting from our research and development activities in our fuel technology business segment. We anticipate these patent costs to increase in the future periods due to the work we plan to perform on our all-metal fuel design.

Financing Activities

There was an increase in net cash provided by our financing activities for the nine months ended September 30, 2010 as compared to the same period in 2009 of approximately $12.7 million. This increase is primarily due to the securities offering that we completed on July 28, 2010 (see Recent Events section above), for which we received net proceeds of approximately $12.6 million. The increase is also due to the return to us of restricted cash held by our credit card vendor of approximately $0.4 million, offset by the redemption of stock from the exercise of stock options by an officer of approximately $0.2 million.

Management expects that our current cash position, as well as the revenue from ongoing operations, will meet our foreseeable working capital needs for our current operations until sometime in 2012. We anticipate entering into other consulting and technology agreements with our existing and new clients that may generate additional revenues in 2010 and beyond. In support of our longer-term business plan for our technology business segment, we endeavor to create strategic alliances, with major fuel vendors, fuel fabricators and/or other strategic parties in order to support the remaining research and development activities required to further enhance and complete the development of our fuel products. It is important to note, however, that we may be unable to form such strategic alliances on terms acceptable to us or at all. Our total current average operating expenses, excluding the $8 – $9 million of research and development expenses we expect to incur over the next 12 to 15 months, is approximately $1 million per month.

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

Our management expects to make judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increase, these judgments become even more subjective and complex. Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from these estimates. Changes in estimates and assumptions based upon actual results may have a material impact on our results of operation and/or financial condition. We have identified certain accounting policies that we believe are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in the Annual Report on Form 10-K filed with the Commission on March 16, 2010.

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

We measure the fair value of stock options on the date of grant for employees, and the earlier of the vesting date or the reporting date for non-employees, using a Black-Scholes option-pricing model which requires the use of several estimates, including:

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

The options were valued using the Black-Scholes option pricing model. The assumptions used were as follows: weighted average volatility of 137%, a risk-free interest rate of 2.56% to 5.24%, dividend yield of 0% and an exercise term of two to ten years.

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

Intangibles

As presented on the accompanying balance sheets, we had patents with a net book value of approximately $290,000 and $242,000 as of September 30, 2010 and December 31, 2009, respectively. There are many assumptions and estimates that may directly impact the results of impairment testing, including an estimate of future expected revenues, earnings and cash flows, and discount rates applied to such expected cash flows in order to estimate fair value. We have the ability to influence the outcome and ultimate results based on the assumptions and estimates we choose for testing. To mitigate undue influence, we set criteria that are reviewed and approved by various levels of management. The determination of whether or not intangible assets have become impaired involves a significant level of judgment in the assumptions. Changes in our strategy or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets. We will amortize our patents when they are placed in service. Our patents were not placed into service as of September 30, 2010 and December 31, 2009.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of September 30, 2010, and was effective during the entire quarter ended September 30, 2010.

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

ITEM 1A.     RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2009, and “Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS

There were no unregistered sales of equity securities during the fiscal quarter ended September 30, 2010.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the fiscal quarter ended September 30, 2010.

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

Date: November 10, 2010

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