Form 10-K
period 2010-12-31
LIGHTBRIDGE Corp
filed 2011-02-22
CIK 1084554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2010

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___ to ___

Commission File Number: 000-28543

LIGHTBRIDGE CORPORATION
(Exact Name of Registrant As Specified in Its Charter)

Nevada	91-1975651
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

1600 Tysons Boulevard, Suite 550
McLean, Virginia 22102
(Address of Principal Executive Office and Zip Code)

(571) 730-1200
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ]  No [X]

As of June 30, 2010, the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on the NASDAQ Stock Market on such date) was approximately $78.4 million. Shares of the Registrant’s common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes As of February 18, 2011 there were 12,346,645 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Definitive Proxy Statement for its 2011 Annual Meeting of Shareholders to be filed with the Commission within 120 days after the close of the Registrant’s fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

LIGHTBRIDGE CORPORATION

FORM 10-K
For the Fiscal Year Ended December 31, 2010

(i)

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

  our ability to attract new customers,

  our ability to employ and retain qualified employees and consultants that have experience in the Nuclear Industry,

  competition and competitive factors in the markets in which we compete,

  general economic and business conditions in the local economies in which we regularly conduct business, which can affect demand for the Company’s services,

  changes in laws, rules and regulations governing our business,

  development and utilization of our intellectual property,

  potential and contingent liabilities, and

  the risks identified in Item 1A. “Risk Factors” included herein.

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

(ii)

PART I

Item 1. Description of Business.

General Overview of Our Business Segments

We are a leading nuclear fuel technology company, and participate in the nuclear power industry in the U.S. and internationally. Our business operations can be categorized into two segments: (1) we are a developer of next generation nuclear fuel technology that has the potential to significantly up-rate the power output of reactors, reducing the per-megawatt-hour cost of generating nuclear energy and reducing nuclear waste and proliferation, and (2) we are a provider of nuclear power consulting and strategic advisory services to commercial and governmental entities worldwide.

Our Nuclear Fuel Technology Business Segment

The Nature of Our Proprietary Technology Development Activities

We are developing innovative, proprietary nuclear fuel designs which we expect will significantly enhance the nuclear power industry’s economics and increase power output by: (1) Extending the fuel cycle length to 24 months or longer while simultaneously increasing the power output by up to 17% in existing pressurized water reactors (including Westinghouse 4-loop reactors, which are currently limited to an 18-month fuel cycle); (2) Enabling increased reactor power output (up to 30% increase) without changing the core size in new-build PWRs; and (3) Addressing concerns relating to the back-end of the fuel cycle including the volume of used fuel per kilowatt-hour as well as proliferation of weapons-usable materials. Significant technological synergies exist among our primary fuel products due to utilization of the proprietary metallic fuel rod technology that is at the core of each of these products. As a result, once completed, full-scale demonstration and qualification of the metallic fuel rod technology will simultaneously advance all of our product families currently under development. We currently anticipate that we will be able to complete demonstration of full-scale metallic fuel rod fabrication process by the end of 2012 and begin lead test assembly (LTA) operation in a full-size commercial light water reactor, which involves testing a limited number of our full-scale fuel assemblies in the core over three 18-month cycles, by the end of 2016. Accordingly, based on our current estimated schedule, final qualification of our fuel for 10-17% power uprates in a commercial reactor is expected in 2021 (at the end of three 18-month cycles of LTA operation).

The fuel in a nuclear reactor generates heat energy. That heat is then converted into electricity that is sold. Burnup is the total amount of electricity generated per unit mass of nuclear fuel. Burnup is largely a function of the power density of a nuclear fuel. Power density is the amount of heat power generated per unit volume of nuclear fuel. Conventional oxide fuel used in existing commercial reactors is approaching the limits of its burnup and power density capability. As a result, further optimization to increase power output from the same core size and improve the economics of nuclear power generation using conventional oxide fuel technologies may be limited. As the industry prepares to meet the increasing global demand for electricity production, longer operating cycles and higher reactor power outputs will become a much sought-after solution for the current and future reactor fleet.

In response to the challenges associated with conventional oxide fuels, we are developing an innovative, proprietary metallic fuel technology, that is capable of significantly higher burnup and power density compared to conventional oxide fuels, which we believe will allow current and new-build nuclear reactors to safely increase power production and reduce the initial capital investment as well as operations and maintenance costs on a per kilowatt-hour basis. As a result, in addition to the projected electricity production cost savings, we believe that our technology can result in utilities or countries needing to deploy fewer new reactors to generate the same amount of electricity. For utilities or countries that already have operating reactors, our technology could be utilized to increase the power output of those reactors instead of building new reactors. Further, we believe that the fuel fabrication, or manufacturing process for this new fuel design is simpler, which we expect could lower fuel fabrication costs.

Various industry efforts currently underway to meet the growing demand for more electric power output from the same reactor core size, and to create a more efficient fuel cycle, with improved safety, reliability and extended fuel cycle length, are largely focused on stretching the limits of conventional oxide fuels. While this strategy has worked well in the past, now almost all of the available fuel performance margins with conventional oxide fuels have been utilized. However, due to the risk-averse nature of the major industry players and a significant capital investment made in existing infrastructure supporting conventional oxide fuels, major fuel vendors are reluctant to take on early risks associated with fuel development programs on next generation nuclear fuel designs. As a result, as discussed in the section below titled "Competition in the Nuclear Fuel Design and Fabrication Area," we believe that we are well positioned to take advantage of this market opportunity by developing next generation fuel designs that can meet the needs of the power generator.

Nuclear Fuel Development

Since the founding of our company in 1992, we have been engaged in the design and development of proprietary innovative nuclear fuels. This effort has led us to the development of a metallic fuel rod design that is at the heart of each of our nuclear fuel products.

We are currently focusing our development efforts on three primary fuel product lines: (1) all-uranium seed and blanket fuel for existing plants, (2) all-metal fuel (i.e., non-oxide fuel) for new build reactors, and (3) thorium-based seed and blanket fuel for both existing and new build reactors. Each of the fuel designs utilizes our metallic fuel rod technology. In addition, each of the fuel designs also advances our mission to improve the safety, proliferation resistance, performance, and cost competitiveness of nuclear power generation.

Development of Three Nuclear Fuel Product Lines

The first nuclear fuel product line includes an all-uranium seed and blanket fuel that is particularly suitable for existing PWRs, though can also be utilized in new build PWRs. We are developing two variants of this fuel technology for PWR reactors: (1) an all-uranium seed-and-blanket fuel for power uprate up to 10% and a 24-month fuel cycle, and (2) an all-uranium seed-and-blanket fuel for a power uprate up to 17% and a 24-month fuel cycle. A power uprate, coupled with a 24-month fuel cycle, can be a particularly attractive option for existing Westinghouse-type 4-loop PWRs that are currently limited to an 18-month fuel cycle due to fuel performance constraints attributed to conventional uranium oxide fuels. To accommodate up to a 17% power uprate, a number of reactor design modifications would be required, including upgrades to the primary and secondary systems. For uprates up to 10%, only relatively minor reactor system modifications would be required.

The second nuclear fuel product line includes our all-metal fuel, which we expect will be able to provide up to a 30% increase in power output of new build PWRs, such as Westinghouse (U.S.)-designed AP-1000, AREVA (French)-designed EPR, Mitsubishi (Japanese)-designed APWR, KEPCO (Korean)-designed APR-1400 and others. Also, we believe that this fuel technology can be used to extend the fuel cycle length up to 24 months in addition to the 30% uprate. To accommodate up to a 30% power uprate, a number of reactor design modifications would be required, including upgrades to the primary and secondary systems, as well as potential modifications to the reactor containment structure.

The third nuclear fuel product line includes our thorium-based seed-and-blanket fuel, which we believe has several major benefits, including: (1) enhanced proliferation resistance, (2) significantly reduced volume (up to 40% reduction) and weight (up to 90% reduction) of spent fuel, and (3) reduced natural uranium requirements (up to 10% reduction) in a once-through fuel cycle. These benefits can be particularly appealing to those markets that either have significant domestic thorium reserves but lack natural uranium resources or are concerned with the cost of long-term storage as a used fuel management option. Further, the economics of our thorium-based fuel can become more attractive as the price of natural uranium increases due to the projected reduction in natural uranium requirements per megawatt-day. Finally, the enhanced proliferation resistance aspects of the fuel can appeal to markets that put key emphasis on non-proliferation.

The development of our power uprate product lines provides diversity to our fuel offerings and synergistically advances the development of our thorium-based fuel product line.

Competition in the Nuclear Fuel Design and Fabrication Area

There are several major companies that collectively fabricate a large majority of the fuel used in the world’s commercial nuclear power plants, including both Western-type PWRs and BWRs, as well as Russian-type VVERs. To the extent that these companies currently own and may in the future develop new nuclear fuel designs that can be used in the same types of reactors as those targeted by us, they can be viewed as potential competitors. However, our commercialization strategy is not to compete with these major fuel fabricators, but rather to partner with one or more of these companies through a technology license arrangements. For this reason, we consider these companies as our potential partners or licensees as opposed to our competitors.

We are pursuing a commercialization strategy aimed at generating interest in our nuclear fuel designs from one or more major nuclear fuel fabricators that could lead to a technology licensing or other teaming arrangement over the next three years to further conduct research and development activities. Our commercialization efforts are based on a multi-prong approach that we believe will increase the probability of success:

1.	Approach major fuel fabricators (push marketing strategy)

2.	Reach out early to nuclear power plants (pull marketing strategy)

3.	Generate public, industry and government awareness in our fuel technologies

We are putting a significant amount of effort in reaching out to major fuel fabricators. Our ultimate commercial success depends on how soon and what kind of a commercial arrangement we are able to negotiate with one or more of these potential partners. As a result, building relationships with these potential partners and keeping them up-to-date on our fuel technology progress through ongoing dialogue are the essential elements of our commercialization strategy.

We recognize that a successful commercialization strategy is highly dependent upon the interest in our nuclear fuel designs from nuclear power plants which are the ultimate fuel product user. If we are successful in generating sufficient interest from one or more nuclear power plants in evaluating our fuel technology for potential use, we believe it would make it easier to find a major fuel fabricator that would be willing to partner with us in order to offer that fuel product to the nuclear power generator.

Finally, it is also important to generate public, industry and government awareness of our nuclear fuel technology that could help build confidence in our technology and increase credibility among fuel fabricators and nuclear power plants. As a result, we are pursuing a public outreach effort by seeking publication of technical papers highlighting progress on our fuel designs in peer-reviewed technical journals and presentations at major international nuclear conferences.

Competition with respect to the design of commercially viable fuel products is limited to conventional uranium oxide fuels, which, as discussed above, are reaching the limits in terms of their capability to provide increased power output or longer fuel cycles. We believe that the industry needs fuel products that can provide these benefits. To our knowledge, our nuclear fuel development project is the only commercially viable program that could achieve these goals. Due to the long-term product development timelines, significant nuclear regulatory requirements, and our comprehensive patent portfolio, we believe that the barriers to entry prevent a viable competitor in the foreseeable future.

Future Licensing Revenue from Our Fuel Technology

We see our fuel technology development business as an intellectual property licensing business and we do not plan to become a fuel fabricator. Instead, we intend to license our intellectual property rights in our nuclear fuel designs to existing major nuclear fuel fabricators that own and operate fuel fabrication facilities and have long-term fuel supply contracts with nuclear power plants. We believe that this partnering strategy would also allow us to take advantage of the existing customer base of such major fuel fabricators, thus enabling our fuel products to achieve high market penetration rates in a relatively short period of time. We are currently pursuing a research and development strategy aimed at generating sufficient interest and confidence in our fuel technology among major fuel fabricators with a view of entering into a commercial arrangement with one or more of them within the next 2-3 years.

We anticipate that the following factors will play a key role in structuring a technology license agreement with a major fuel supplier:

  Sharing of future fuel development costs;

  An upfront technology access fee payable to us;

  Ongoing royalty fees from future fuel product sales payable to us based on the cost sharing formula; and

  Potential training and consulting payments payable to us.

In addition to the fuel design license agreement, we believe that there may be a manufacturing technology license or manufacturing support fees that we may be able to receive from the fuel fabricator.

Sources and Availability of Raw Materials

As previously stated, our fuel technology development business is a licensing business since we intend to license our fuel technology to fuel fabricators. Accordingly, we do not plan to utilize any raw materials in the conduct of our operations. However, the fuel fabricators which will ultimately fabricate our fuel products will need zirconium, uranium and/or thorium, and additional raw materials that are required for the production of nuclear fuel assemblies that go into the reactor core.

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

In certain countries, such as the U.S., nuclear fuel provision works as a tolling operation. Rather than ordering assembled nuclear fuel, reactor operators separately source (1) uranium, (2) services to convert the uranium into uranium hexafluoride gas that is capable of being enriched, (3) uranium enrichment services, and then (4) pay a nuclear fuel fabricating company to fabricate the enriched uranium into nuclear fuel. In other countries, such as Russia, reactor operators purchase the finished nuclear fuel assemblies directly from the fuel fabricator without separately procuring natural uranium material and conversion or enrichment services.

Our Nuclear Energy Consulting and Strategic Advisory Services Business Segment

The Nature of Our Consulting Services

We are primarily engaged in the business of assisting commercial and governmental entities globally with developing and expanding their nuclear industry capabilities and infrastructure. We provide integrated strategic advice across a range of expertise areas including, for example, regulatory development, nuclear reactor site selection, procurement and deployment, reactor and fuel technology, international relations and regulatory affairs.

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

Our consulting services are expert and relationship based, with particular emphasis on key decision makers in senior positions within governments or companies, as well as focus on overall management of nuclear energy programs. To date, substantially all of our revenues are derived from our consulting and strategic advisory services business segment, which primarily provides nuclear consulting services to entities within the United Arab Emirates, our first significant consulting and strategic advisory client. In April 2010 and December 2010 we began to provide consulting services in additional countries, including the member states of the Gulf Cooperation Council. We have also provided nuclear safety consulting advice to U.S. nuclear utilities. We plan to continue and potentially expand this nuclear safety consulting work in the U.S.

Competition in Nuclear Industry Consulting

In general, the market for nuclear industry consulting services is competitive, fragmented and subject to rapid change. The market includes a large number of participants with a variety of skills and industry expertise, including local, regional, national and international firms that specialize in political assessment, nuclear technology or program implementation. Some of these companies are global in scope and have greater personnel, financial, technical, and marketing resources than we do. The larger companies offering similar services as we do typically are also active in the delivery of nuclear power plant equipment and/or provision of engineering design services. However, we believe that our independence, experience, expertise, reputation and segment focus, enable us to compete effectively in this marketplace.

Overview of the Nuclear Power Industry

Potential Market

Presently, nuclear power provides approximately 7% of the world’s energy, including approximately 17% of the world’s electricity. According to the International Atomic Energy Agency, there are over 440 nuclear power plants in operation today, mostly light water reactors, with the most dominant types being pressurized water reactors, or PWRs, boiling water reactors, or BWRs, and VVER reactors (a Russian equivalent of PWRs).

A majority of currently operating reactors around the world were built over 20 year ago. Many of these reactors have a licensed operating life of 40 years. Unless there is a significant increase in new-build activity over the next two decades, it is possible that the majority of reactors in operation in 2030 are already in use today.

Due to substantial project risks and the significant upfront capital commitment associated with new-build, many nuclear utilities in deregulated markets choose to optimize their existing generating capacity through increasing their capacity utilization factor, power uprates and plant life extensions. We expect that this trend will continue, particularly in the mature nuclear markets with significant existing nuclear capacity, whereas most of the new-build activity would likely occur in emerging nuclear markets.

Of the world’s existing reactors currently in operation, PWRs account for more than half of the net operating capacity, with BWRs being second accounting for another 20%.

Of the nuclear reactors currently under construction, over 80% are either PWRs or VVERs with a rated power output of 1,000 MW or greater.

Utilities have utilized power uprates since the 1970s as a way to increase the power output of their nuclear plants. Typically more highly enriched uranium fuel and/or more fresh fuel is needed to increase power output. This enables the reactor to produce more thermal energy and therefore more steam to drive the turbine generator and produce electricity. In order to accomplish this, components such as pipes, valves, pumps, heat exchangers, electrical transformers and generators, must be able to accommodate the conditions that would exist at the higher power level. For example, a higher power level usually involves higher steam and water flow through the systems used to convert thermal power into electric power. These systems must be capable of accommodating the higher flows.

In some instances, utilities will modify and/or replace components in order to accommodate a higher power level. Technical analyses must demonstrate that the proposed plant configuration remains safe and that measures to protect the health and safety of the public continue to be effective. These analyses, which span many technical disciplines, are reviewed and approved by the regulator before a power uprate can be performed.

In addition to the technical analyses, the utility will conduct an economic analysis to evaluate the potential financial benefits of the proposed uprate. Typically, power uprates enable utilities to increase their generating capability at a cost significantly less than the cost of building a new plant. Power uprates can be completed in months as opposed to the several years required for new-build, thus the invested dollars begin producing revenue shortly after they are spent. Power uprates, therefore, represent an efficient use of capital.

Utilities have embraced power uprates as a cost effective way to increase their generation capacity. While the efforts thus far have occurred mostly in the United States, there is a large, untapped worldwide market for power uprates. There are about 150 PWRs operating outside the United States. If all of these plants had their power increased by 10% the generating capacity would increase by about 14,500 MW. This is equivalent to about 12 new 1,200 MW reactors. We believe that the incentive to proceed with power uprates at the 10% level is significant since there are few changes required to implement the power uprate and the changes are relatively inexpensive. The limiting factor at the moment is the fuel. We believe that our metallic fuel rod technology enables the 10% increase in power along with extending the fuel cycle to 24 months, and can be used to support even greater power increases up to 30%.

Most nuclear power plants originally had a licensed lifetime of 25 to 40 years, but engineering assessments have established that many can operate much longer. In the U.S. approximately 60 reactors have been granted license renewals which extend their operating lives by 50% to 60 years. Most of the plants that have not already requested a license extension are expected to apply in the near future. A license extension at about the 30-year mark justifies additional capital expenditure for the replacement of worn equipment and outdated control systems.

The technical and economic feasibility of replacing major reactor components, such as steam generators in PWRs, has been demonstrated. The increased revenue generated from extending the lifetime of existing plants is attractive to utilities, especially in view of the difficulties in obtaining public acceptance of constructing replacement nuclear capacity.

The loss of generating capacity by old plants being retired is balanced by new plants coming on line. There are no firm projections for retirements over the next two decades, however the World Nuclear Association, or WNA, estimates that at least 60 of those now operating will close by 2030, most being small plants. Using conservative assumptions about license renewal, the 2009 WNA Market Report anticipates that 143 reactors will be decommissioned by 2030.

According to the WNA, over 150 power reactors, with a total net capacity of almost 170,000 MW, are planned and over 340 more plants are proposed. Rising gas prices and greenhouse constraints on coal, coupled with energy security concerns, have combined to put nuclear power back on the agenda for projected new capacity in both Europe and North America.

Almost all of the new build reactor designs are either Generation III or Generation III+ type reactors. The primary difference from second-generation designs is that many incorporate passive or inherent safety features which require no active controls or operational intervention to avoid accidents in the event of malfunction. Many of these passive systems rely on gravity, natural convection or resistance to high temperatures.

Our Target Market

Presently, we are targeting Western-type PWR reactors with a net capacity of 900 MW or more that will be under 40 years of age by 2021. These reactors represent the largest market segment, both in terms of operating reactors and new-build units under construction or planned. Our technology is applicable to many more reactors than those included in our target market. The current target market was selected as we believe that it represents the largest commercial market segment with the highest potential for return on investment in the near-term.

Based on the WNA’s reactor database, we estimate that the current size of our target market is approximately 148 gigawatts, or GW, of net generating capacity that is expected to grow to 184 GW by 2020 if all of the reactor units currently under construction are completed. Further, the projected size of the target market is expected to expand to 222 GW by 2020 and 269 GW by 2030 if all of the currently planned new-build and half of the proposed reactor units are completed.

Within the identified potential target market, France, China, United States, Korea and Japan represent the largest market segment, accounting for over 80% of the total projected target market size in 2030. As a result, we believe that it is important for us, through technology license arrangements with major fuel vendors, to ultimately secure a footing in one or more of these countries to be able to achieve meaningful market penetration rates.

Our Intellectual Property

Our nuclear fuel technologies are protected by multiple U.S. and international patents. Our current patent portfolio is comprised of the following patents:

Issued Patents

U.S. patents:

  Patent No. 6,026,136, a seed-blanket unit fuel assembly for a nuclear reactor

  Patent No. 5,949,837, a nuclear reactor having a core including a plurality of seed-blanket units

  Patent No. 5,864,593, a method for operating a nuclear reactor core comprised of at least first and second groups of seed-blanket units

  Patent No. 5,737,375, a nuclear reactor having a core including a plurality of seed-blanket units

The U.S. patents expire August 16, 2014.

International patents:

  Russia — Patent No. 2,176,826 – Expires August 16, 2014

  Russia — Patent No. 2,222,837 – Expires August 16, 2014

  South Korea — Patent No. 301,339 – Expires August 16, 2014

  South Korea — Patent No. 336,214 – Expires August 16, 2014

  China — Patent No. ZL 96196267.4 – Expires August 16, 2014

Pending Patents

  PCT patent application NO. PCT/RU2008/000801 filed on December 25, 2008 entitled “A Light Water Reactor Fuel Assembly (Alternatives), A Light Water Reactor and A Fuel Assembly Fuel Element”.

  Euroasian patent application NO. 200802041, Priority claimed based on PCT/RU 200732.

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

  Japan – Patent No. JP2010-540611 – Expires December 26, 2027

  Australia – Patent No. 2007 363 064 – Expires December 26, 2027

  South Korea – Patent No. 10-2010-7016627 – Expires December 26, 2027

  Canada – Patent No. 2,710,432 – Expires December 26, 2027

  China – Patent No. CN 20078102099.4 – Expires December 26, 2027

  India – Patent No. 5244/DELNP/2010 – Expires December 26, 2027

We have recently filed trademark applications in the United States, European Union and Russia for the following trademarks:

  Lightbridge corporate name

  Lightbridge corporate logo

  Thorium Power corporate name

We are continually executing a strategy aimed at further expanding our intellectual property portfolio.

Regulation

No safety regulatory approval is required to design nuclear fuels, although certain technology transfers may be subject to national and international export controls. However, the testing, fabrication and use of nuclear fuels by our future partners, licensees and nuclear power generators, are heavily regulated. The test facilities and other locations where our fuel designs may be tested before commercial use require governmental approvals from the host country’s nuclear regulatory authority. The responsibility for obtaining necessary regulatory approvals will lie with our research and development contractors that conduct such tests and experiments. Nuclear fuel fabricators, which will ultimately fabricate fuel using our technology under licenses from us, are similarly regulated. Nuclear power plants that may utilize the fuel produced by these fuel fabricators require specific licenses relating to possession and use of nuclear materials as well as numerous other governmental approvals for the ownership and operation of nuclear power plants.

Employees

As of December 31, 2010, we had 20 employees, 16 of whom were full-time employees. We believe that our relationship with our employees is satisfactory.

Our business model is to limit full-time employees and to rely on consultants, outside agencies and technical facilities with specific skills to assist with various business functions including: corporate governance, research and development, and government relations. This model limits costly overhead and allows us to draw upon resources that are specifically tailored to our internal and external (client) needs.

History and Corporate Structure

We were incorporated under the laws of the State of Nevada on February 2, 1999. During the period from inception until October 6, 2006, we were engaged in businesses other than our current business. On October 6, 2006, we acquired our wholly-owned subsidiary Thorium Power, Inc. in a merger transaction and changed our name to Thorium Power, Ltd. Thorium Power, Inc. was incorporated on January 8, 1992. The merger was accounted for as a reverse merger and Thorium Power, Inc. was treated as the accounting acquirer. In 2008 we formed Lightbridge International Holding, LLC (a Delaware limited liability company). We formed a branch office in England in 2008 called Lightbridge Advisors Limited, a branch office in Moscow, Russia in July 2009 and a branch office in the United Arab Emirates in January 2010. On September 21, 2009, we changed our name from Thorium Power Ltd. to Lightbridge Corporation to more accurately reflect the varied nature of our business operations. Thorium Power, Inc. remains a wholly-owned subsidiary of Lightbridge Corporation.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available free of charge on our website at www.ltbridge.com as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. Copies of these reports may also be obtained free of charge by sending written requests to Investor Relations, Lightbridge Corporation, 1600 Tysons Blvd, Suite 550 Mclean, VA 22102 USA. The information posted on our web site is not incorporated into this Annual Report.

Item 1A. Risk Factors.

General Business Risks

If the price of non-nuclear energy sources falls, there could be an adverse impact on new-build nuclear reactor activities in certain markets, which would have a material adverse effect on our operations.

In certain markets with a diversified energy base, decisions on new-build power plants are largely affected by the economics of various energy sources. If prices of non-nuclear energy sources fall, it could limit the deployment of new-build nuclear power plants in such markets. As a result, this could reduce the size of the potential markets for both our fuel technology and our consulting services.

We may be adversely affected by uncertainty in the global financial markets and worldwide economic downturn.

Our future results may be impacted by the worldwide economic downturn, continued volatility or further deterioration in the debt and equity capital markets, inflation, deflation, or other adverse economic conditions that may negatively affect us. The cost of raising money in the debt and equity capital markets has increased substantially during the current financial crisis while the availability of funds from those markets has diminished significantly. Even with the net proceeds of our July 2010 financing, we may require additional capital in the future. However, due to the above listed factors, we cannot be certain that additional funding will be available on terms that are acceptable to us, or at all.

Our limited operating history makes it difficult to judge our prospects.

Prior to 2008 we were a development stage company. We have only recently commenced the provision of nuclear consulting services and currently have only a limited number of clients in this area of our business. Similarly, our fuel design patents and technology have not been commercially used and we have not received any royalty or sales revenue from this area of our business. We are subject to the risks, expenses and problems frequently encountered by companies in the early stages of development.

We rely upon certain members of our senior management, including Seth Grae, and the loss of Mr. Grae or any of our senior management would have an adverse effect on the Company.

Our success depends upon certain members of our senior management, including Seth Grae, Chief Executive Officer of the Company. Mr. Grae’s knowledge of the nuclear power industry, his network of key contacts within that industry and in governments and, in particular, his expertise in the potential markets for the Company’s technologies, is critical to the implementation of our business model. Mr. Grae is likely to be a significant factor in our future growth and success. The loss of the service of Mr. Grae would likely have a material adverse effect on our Company.

Competition for highly skilled professionals could have a material adverse effect on our success.

We rely heavily on our contractor staff and management team. Our success depends, in large part, on our ability to hire, retain, develop and motivate highly skilled professionals. Competition for these skilled professionals is intense and our inability to hire, retain and motivate adequate numbers of consultants and managers could have a serious effect on our ability to meet client needs and to continue the development of our fuel designs. A loss of a significant number of our employees could have a serious negative effect on us. In addition, any significant volatility or sustained decline in the market price of our common stock could impair our ability to use equity-based compensation to attract, retain and motivate key employees and consultants.

Public opposition to nuclear power could increase, resulting in a slow down in new construction of nuclear power plants and an early shut down of existing power plants and the narrowing of our potential target market.

Successful execution of our business model is dependent upon public support for nuclear power in the United States and other countries. Nuclear power faces strong opposition from certain competitive energy sources, individuals and organizations. The occurrence of another major, Chernobyl-like nuclear accident could have a significant adverse effect on public opinion about nuclear power and the favorable regulatory climate needed to introduce new nuclear technologies. Strong public opposition could hinder the construction of new nuclear power plants and lead to early shut-down of the existing nuclear power plants. Furthermore, nuclear fuel fabrication and the use of new nuclear fuels in reactors must be licensed by the U.S. Nuclear Regulatory Commission and equivalent governmental authorities around the world. In many countries, the licensing process includes public hearings in which opponents of the use of nuclear power might be able to cause the issuance of required licenses to be delayed or denied.

We may not be able to receive or retain authorizations that may be required for us to sell our services, or license our technology internationally.

The sales and marketing of our services and technology internationally may be subject to U.S. export control regulations and the export control laws of other countries. Governmental authorizations may be required before we can export our services or technology. If authorizations are required and not granted, our international business plans could be materially affected. Furthermore, the export authorization process is often time consuming. Violation of export control regulations could subject us to fines and other penalties, such as losing the ability to export for a period of years, which would limit our revenue growth opportunities and significantly hinder our attempts to expand our business internationally.

Risks Associated with our Fuel Technology Business

Our fuel designs have never been tested in an existing commercial reactor and actual fuel performance, as well as the willingness of commercial reactor operators and fuel fabricators to adopt a new design, is uncertain.

Nuclear power research and development entails significant technological risk. New designs must be fabricated, tested and licensed before they can be offered for sale in commercial markets. Our fuel designs are still in the research and development stage and while certain testing on our fuel technologies has been completed, further testing and experiments will be required in test facilities. Furthermore, the fuel technology has yet to be demonstrated in an existing commercial reactor. Until we are able to successfully demonstrate operation of our fuel designs in an actual commercial reactor, we will not be certain about the ability of the fuel we design to perform as expected. In addition, there is also a risk that suitable testing facilities may not be available to us on a timely basis, which could cause limited development program schedule delays.

We will also have to enter into a commercial arrangement with a fuel fabricator to actually produce fuel using our designs. If our fuel designs do not perform as anticipated in commercial use, we will not realize revenues from licensing or other use of our fuel designs.

We serve the nuclear power industry, which is highly regulated. Our fuel designs differ from fuels currently licensed and used by commercial nuclear power plants. As a result, the regulatory licensing and approval process for our fuels may be delayed and made more costly, and industry acceptance of our fuels may be hampered.

The nuclear power industry is a highly regulated industry. All entities that operate nuclear facilities and transport nuclear materials are subject to the jurisdiction of the U.S. Nuclear Regulatory Commission, or its counterparts around the world.

Our fuel designs differ significantly in some aspects from the fuel licensed and used today by commercial nuclear power plants. These differences will likely result in more prolonged and extensive review by the U.S. Nuclear Regulatory Commission or its counterparts around the world that could cause development program schedule delays. Also, entities within the nuclear industry may be hesitant to be the first to use our fuel, which has little or no history of successful commercial use. Furthermore, our research and development program schedule relies on the transferability and applicability of the operating experience of the Russian icebreakers with metallic fuels for regulatory licensing purposes outside of Russia. There is a risk that if this fuel performance operating experience is found by the regulatory authority not to be transferable, more extensive experiments will be required which could cause program schedule delays and require more research and development funding.

Existing commercial nuclear infrastructure in many countries is limited to uranium material enrichments up to 5%. Our metallic fuel is enriched to higher levels which would require modifications to existing commercial nuclear infrastructure and could impede commercialization of our technology.

Existing commercial nuclear infrastructure, including conversion facilities, enrichment facilities, fabrication facilities, fuel storage facilities, fuel handling procedures and fuel operation at reactor sites, used fuel storage facilities and shipping containers, was designed and is currently licensed to handle uranium enrichment up to 5%. Our fuel designs are expected to have enrichment levels up to 19.7% and would therefore require certain modifications to existing commercial nuclear infrastructure to enable commercial nuclear facilities to handle our fuels. In addition, those nuclear facilities will need to go through a regulatory licensing process and obtain regulatory approvals to be able to handle uranium with enrichment levels up to 19.7% and operate commercial reactors using our fuel. There is a risk that some relevant entities within the nuclear power industry may be slow in making any required facility infrastructure modifications or obtaining required licenses or approvals to handle our fuel or operate commercial reactors using our fuel.

In addition, our nuclear fuel designs rely on fabrication technologies that in certain material ways are different from the fabrication techniques presently utilized by existing commercial fuel fabricators. In particular, our metallic fuel rods must be produced using a co-extrusion fabrication process. Presently, most commercial nuclear fuel is produced using a pellet fabrication technology, whereby uranium oxide is packed into small pellets that are stacked and sealed inside metallic tubes. The co-extrusion fabrication technology involves extrusion of a single-piece solid fuel rod from a metallic matrix containing uranium and zirconium alloy. Fabrication of full-length (approximately 3.5 to 4.5 meters) metallic fuel rods has yet to be demonstrated. There is a risk that the fuel fabrication process required to produce one meter long metallic fuel rods may not be adaptable to the fabrication of full-length metallic fuel rods used in commercial reactors.

Our plans to develop our fuel designs depend on us acquiring rights to the designs, data, processes and methodologies that are used or may be used in our business in the future. If we are unable to obtain such rights on reasonable terms in the future, our ability to exploit our intellectual property may be limited.

We are currently conducting fuel assembly design and testing work in Russia through our Moscow office personnel as well as Russian research institutes and other nuclear entities that are owned or are closely affiliated with the government of the Russian Federation. We do not currently have all of the necessary licensing or other rights to acquire or utilize certain designs, data, methodologies or processes required for the fabrication of our fuel assemblies. If we, or a fuel fabricator to whom we license our fuel technology, desire to utilize such processes or methodologies in the future, a license or other right to use such technologies from the Russian entities that previously developed and own such technologies would be required. Furthermore, nuclear operators typically seek diversity of fuel supply and may be hesitant to use a fuel product that is only available from a single supplier. If we are unable to obtain a license or other right to acquire or utilize certain know-how required for the fabrication of our fuel assemblies on terms that the Russian entities deem to be reasonable, or there is only a single supplier of our fuel assemblies, then we may not be able to fully exploit our intellectual property and may be hindered in the sale of our fuel products and services.

Our research operations are conducted primarily in Russia, making them subject to political uncertainties relating to Russia and U.S.-Russian relations.

Much of our present research activities are being conducted in Russia. Our research operations conducted in Russia are subject to various political risks and uncertainties inherent in the country of Russia. If U.S.-Russia relations deteriorate, the Russian government may decide to scale back or even cease completely its cooperation with the United States on various international projects, including nuclear power technology development programs. If this should happen, our research and development program in Russia could be scaled back or shut down, which could cause development program schedule delays and may require additional funding to access alternative testing facilities outside of Russia. Furthermore, the Russian institutes or nuclear entities engaged in our project are highly regulated and, in many instances, are controlled by the Russian government. The Russian government could decide that the nuclear scientists engaged in our project in Russia or testing facilities employed in our project should be redirected to other high priority national projects in the nuclear sector which could lead to development program schedule delays. Finally, certain future research and development activities to be performed by Russian entities under contract with us will require formal authorization from the Russian State Atomic Energy Corporation, “Rosatom”, which owns those entities and is the main Russian government agency that oversees Russia’s civil nuclear power industry.

Applicable Russian intellectual property law may be inadequate to protect our intellectual property, which could have a material adverse effect on our business.

Intellectual property rights are evolving in Russia, trending towards international norms, but are by no means fully developed. While we are continuing to diversify our research and development activities with associated intellectual property, historically, we have worked closely with our Russian branch office employees and other Russian contractors and entities to develop a significant portion of our material intellectual property. Our rights in this intellectual property, therefore, derive, or are affected by, Russian intellectual property laws. If the application of these laws to our intellectual property rights proves inadequate, then we may not be able to fully avail ourselves of our intellectual property and our business model may fail or be significantly impeded.

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

Our success and ability to compete depends in part upon our ability to obtain protection in the United States and other countries for our nuclear fuel designs by establishing and maintaining intellectual property rights relating to or incorporated into our fuel technologies and products. We own a variety of patents and patent applications in the United States, as well as corresponding patents and patent applications in several other jurisdictions. However, we have not obtained patent protection in each market in which we plan to compete. In addition, we do not know how successful we would be should we choose to assert our patents against suspected infringers. Our pending and future patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Even if issued, patents may be challenged, narrowed, invalidated or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length of term of patent protection we may have for our products. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection, which could in turn adversely affect our business, financial condition and results of operations.

If we infringe or are alleged to infringe intellectual property rights of third parties, our business, financial condition and results of operations could be adversely affected.

Our nuclear fuel designs may infringe, or be claimed to infringe, patents or patent applications under which we do not hold licenses or other rights. Third parties may own or control these patents and patent applications in the United States and elsewhere. Third parties could bring claims against us that would cause us to incur substantial expenses and, if successfully asserted against us, could cause us to pay substantial damages. Further, if a patent infringement suit were brought against us, we could be forced to stop or delay commercialization of the fuel design or a component thereof that is the subject of the suit. As a result of patent infringement claims, or in order to avoid potential claims, we may choose or be required to seek a license from the third party and be required to pay license fees, royalties or both. These licenses may not be available on acceptable terms, or at all. Even if we were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we could be forced to cease some aspect of our business operations if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms. This could significantly and adversely affect our business, financial condition and results of operations. In addition to infringement claims against us, we may become a party to other types of patent litigation and other proceedings, including interference proceedings declared by the United States Patent and Trademark Office regarding intellectual property rights with respect to our nuclear fuel designs. The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Patent litigation and other proceedings may also absorb significant management time.

Our nuclear fuel process is dependent on outside suppliers of nuclear and other materials and any difficulty by a fuel fabricator in obtaining these materials could be detrimental to our ability to eventually market our fuel through a fuel fabricator.

Production of fuel assemblies using our nuclear fuel designs is dependent on the ability of fuel fabricators to obtain supplies of nuclear material utilized in our fuel assembly design. Fabricators will also need to obtain metal for components, particularly zirconium or its alloys. These materials are regulated and can be difficult to obtain or may have unfavorable pricing terms. Any difficulties in obtaining these materials by fuel fabricators could have a material adverse effect on their ability to market fuel based on our technology.

Risks Associated With Our Consulting Activities.

Our inability to attract business from new clients or the loss of any of our existing clients could have a material adverse effect on us.

We expect that many of our future client engagement agreements will be terminable by our clients with little or no notice and without penalty. Some of our work will involve multiple engagements or stages. In those engagements, there is a risk that a client may choose not to retain us for additional stages of an engagement or that a client will cancel or delay additional planned engagements. In addition, a small number of existing clients account for a majority of our consulting revenues, the loss of any one of which would have a material adverse effect on our results of operations.

Our future profitability will suffer if we are not able to maintain current pricing and utilization rates.

Our revenue, and our profitability, will be largely based on the billing rates charged to clients and the number of hours our professionals will work on client engagements, which we define as the “utilization” of our professionals. Accordingly, if we are not able to maintain the pricing for our services or an appropriate utilization rate for our professionals, revenues, project profit margins and our future profitability will suffer. Bill rates and utilization rates are affected by a number of factors, including:

  our ability to predict future demand for services and maintain the appropriate headcount and minimize the number of underutilized personnel;

  our clients’ perceptions of our ability to add value through our services;

  our competitors’ pricing for similar services;

  the market demand for our services; and

  our ability to manage significantly larger and more diverse workforces as we increase the number of our professionals and execute our growth strategies.

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

The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond its control, including:

  quarterly variations in operating results,

  changes in financial estimates by securities analysts,

  changes in market valuations of other similar companies,

  announcements by us or our competitors of new products or of significant technical innovations, contracts, receipt of (or failure to obtain) government funding or support, acquisitions, strategic partnerships or joint ventures, additions or departures of key personnel,

  any deviations in net sales or in losses from levels expected by securities analysts, or any reduction in political support from levels expected by securities analysts,

  future sales of common stock, and

  results of analyses of mining and resources assets.

In addition, the stock market may experience extreme volatility that is often unrelated to the performance of particular companies. These market fluctuations may cause our stock price to fall regardless of its performance.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Description of Property.

We are obligated to pay approximately $43,000 per month for office rent and approximately another $2,000 per month for other fees for the rented office space located at 1600 Tysons Boulevard, Suite 550, McLean, Virginia 22102. The space is used by our executives, employees and contractors for administrative purposes. The term of the lease for our offices expires on December 31, 2013 and is renewable for additional one-year terms.

We are obligated to pay approximately US$9,000 per month for office rent and approximately another US$1,500 per month for other fees for the rented office space located at Zemlyanoi Val, 9, Moscow, Russia, 105064. The space is used by our Moscow staff for administrative purposes. The term of the lease for our offices expires on April 30, 2011 and is renewable for additional one-year terms.

Our branch offices in London and Abu Dhabi are maintained via corporate agents, and fees that we pay our agents include rental expense. The address for our branch in London is Lightbridge Advisors Limited, High Street Partners, 83 Victoria Street, London, SW1H OHW. The address for our branch in Abu Dhabi is Fotouh Al Khair Center (Marks & Spencer) Tower No. 3, ‘0’ floor, next to Etisalat Head office, PO Box 44183, Abu Dhabi.

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

Item 4. [Removed and Reserved.]

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the NASDAQ Capital Market under the symbol “LTBR”.

The following table sets forth, for the periods indicated, the high and low sales prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

The quotations for all periods prior to and including September 30, 2009 have been adjusted to account for our 30-for-1 reverse stock split which was effective as of September 21, 2009.

Fiscal Year	Quarter Ending	High	Low

2010	December 31	$6.23	$5.00
	September 30	$8.31	$5.31
	June 30	$11.15	$5.26
	March 31	$9.00	$5.99
2009	December 31	$12.05	$5.03
	September 30	$10.95	$5.46
	June 30	$7.35	$5.40
	March 31	$8.40	$4.08

In addition, our common stock is included in the World Nuclear Association’s Nuclear Energy Index, which tracks the overall performance of globally traded companies that are engaged in the nuclear energy industry.

Holders

As of February 18, 2011, our common stock was held by 168 stockholders of record. This number excludes the shares of our common stock owned by stockholders holding stock under nominee security position listings.

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

Item 6. Selected Financial Information.

Not applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is intended to help the reader understand Lightbridge Corporation, our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes thereto contained in “Item 8. Financial Statements and Supplementary Data” of this report. This overview summarizes the MD&A, which includes the following sections:

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

As discussed in more detail at the beginning of this Annual Report, the following discussion contains forward-looking statements that involve risks, uncertainties, and assumptions such as statements of our plans, objectives, expectations, and intentions. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events.

Our Business

General Overview

We are a leading nuclear fuel technology company, and participate in the nuclear power industry in the U.S. and internationally. Our business operations can be categorized into two segments: (i) we are a developer of next generation nuclear fuel technology that has the potential to significantly uprate the power output of reactors, reducing the per-megawatt-hour cost of generating nuclear energy, and reduce nuclear waste and proliferation, and (ii) we are a provider of nuclear power consulting and strategic advisory services to commercial and governmental entities worldwide.

Our Nuclear Fuel Technology Business Segment

The Nature of Our Proprietary Technology Development Activities

We are developing innovative, proprietary nuclear fuel designs which we expect will significantly enhance the nuclear power industry’s economics and increase power output by: (1) Extending the fuel cycle length to 24 months or longer while simultaneously increasing the power output by up to 17% in existing pressurized water reactors (including Westinghouse 4-loop reactors, which are currently limited to an 18-month fuel cycle); (2) Enabling increased reactor power output (up to 30% increase) without changing the core size in new-build PWRs; and (3) Addressing concerns relating to the back-end of the fuel cycle including the volume of used fuel per kilowatt-hour as well as proliferation of weapons-usable materials. Significant technological synergies exist among our primary fuel products due to utilization of the proprietary metallic fuel rod technology that is at the core of each of these products. As a result, once completed, full-scale demonstration and qualification of the metallic fuel rod technology will simultaneously advance all of our product families currently under development.

In response to the challenges associated with conventional oxide fuels, we are developing an innovative, proprietary metallic fuel technology, that is capable of significantly higher burnup and power density compared to conventional oxide fuels, which we believe will allow current and new-build nuclear reactors to safely increase power production and reduce the initial capital investment as well as operations and maintenance costs on a per kilowatt-hour basis. As a result, in addition to the projected electricity production cost savings, we believe that our technology can result in utilities or countries needing to deploy fewer new reactors to generate the same amount of electricity. For utilities or countries that already have operating reactors, our technology could be utilized to increase the power output of those reactors instead of to building new reactors. Further, we believe that the fuel fabrication, or manufacturing process for this new fuel design is simpler, which we expect could lower fuel fabrication costs.

We intend to license our intellectual property for our nuclear fuel designs to existing major nuclear fuel fabricators that own and operate fuel fabrication facilities and have long-term fuel supply contracts with nuclear power plants. We believe that this partnering strategy would also allow us to take advantage of the existing customer base of such major fuel fabricators, thus enabling our fuel products to achieve high market penetration rates in a relatively short period of time. We are currently pursuing a research and development strategy aimed at generating sufficient interest and confidence in our fuel technology among major fuel fabricators with a view of entering into a commercial arrangement with one or more of them within the next 2-3 years. In addition to a fuel design license agreement, we believe that there may be manufacturing technology licenses or manufacturing support fees that we may be able to receive from the fuel fabricator.

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

Our consulting services are expert and relationship based, with particular emphasis on key decision makers in senior positions within governments or companies, as well as focus on overall management of nuclear energy programs. To date, substantially all of our revenues are derived from our consulting and strategic advisory services business segment, which primarily provides nuclear consulting services to entities within the United Arab Emirates, our first significant consulting and strategic advisory client. In April 2010 and December 2010, we began to provide consulting services in additional countries, including the member states of the Gulf Cooperation Council. We have also provided nuclear safety consulting advice to U.S. nuclear utilities. We plan to continue and potentially expand this nuclear safety consulting work in the U.S.

Factors Affecting Our Financial Performance

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

Various industry efforts currently underway to meet the growing demand for more electric power output from the same reactor core size, and to create a more efficient fuel cycle, with improved safety, reliability and extended fuel cycle length, are largely focused on stretching the limits of conventional oxide fuels. While this strategy has worked well in the past, now almost all of the available fuel performance margins with conventional oxide fuels have been utilized. However, due to the risk-averse nature of the major industry players and a significant capital investment made in existing infrastructure supporting conventional oxide fuels, major fuel vendors are reluctant to take on early risks associated with fuel development programs on next generation nuclear fuel designs. As a result, we are well positioned to take advantage of this market opportunity by developing next generation fuel designs that can meet the needs of the power generator.

Our commercialization strategy is not to compete with the major fuel fabricators that collectively fabricate a large majority of the fuel used in the world’s nuclear power plants. Instead, we are pursuing a commercialization strategy aimed at generating interest in our nuclear fuel designs from one or more of these major nuclear fuel fabricators that could lead to a technology licensing or other teaming arrangement over the next three years. Our ultimate commercial success depends on how soon and what kind of a commercial arrangement we are able to negotiate with one or more of these potential partner companies.

In addition, we recognize that a successful commercialization strategy is highly dependent upon the interest in our nuclear fuel designs from nuclear power plants which are the ultimate fuel product user. If we are successful in generating sufficient interest from one or more nuclear power plants n evaluating our fuel technology for potential use, we believe it would make it easier to find a major fuel fabricator that would be willing to partner with us in order to offer that fuel product to the nuclear power generator.

It is also important to generate public, industry and government awareness of our nuclear fuel technology that could help build technology confidence and increase credibility among fuel fabricators and nuclear power plants. As a result, we are pursuing a public outreach effort by seeking publication of technical papers highlighting progress on our fuel designs in peer-reviewed technical journals and presentations at major international nuclear conferences.

Competition with respect to the design of commercially viable fuel products is limited to conventional uranium oxide fuels, which, as discussed above, are reaching the limits in terms of their capability to provide increased power output or longer fuel cycles. We believe that the industry needs fuel products that can provide these benefits. To our knowledge, our nuclear fuel development project is the only commercially viable program that could achieve these goals. Due to the long-term product development timelines, significant nuclear regulatory requirements, and our comprehensive patent portfolio, we believe that the barriers to entry prevent a viable competitor in the foreseeable future.

In addition, in certain markets with a diversified energy base, decisions on new-build power plants are largely affected by the economics of various energy sources. If prices of non-nuclear energy sources fall, it could limit the deployment of new-build nuclear power plants in such markets. As a result, this could reduce the size of the potential markets for our fuel technology. However, if prices or production costs of non-nuclear energy increase, there may be increased demand for the deployment of new-build nuclear power plants.

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

Accounting for Stock Based Compensation, Stock Options and Warrants Granted to Employees and Non-employees

We adopted the requirements for stock-based compensation, where all forms of share-based payments to employees or non-employees, including stock options and stock purchase plans, are treated the same as any other form of compensation by recognizing the related cost in the statement of income.

Under these requirements, stock-based compensation expense for employees is measured at the grant date based on the fair value of the award, and the expense is recognized ratably over the award’s vesting period.

The stock-based compensation expense incurred by Lightbridge in connection with its employees is based on the employee model of ASC 718. Under ASC 718 employee is defined as “An individual over whom the grantor of a share-based compensation award exercises or has the right to exercise sufficient control to establish an employer-employee relationship based on common law as illustrated in case law and currently under U.S. tax regulations. Our advisory board members and consultants do not meet the employer-employee relationship as defined by the IRS and therefore are accounted for under ASC 505-50. Under these requirements, stock-based compensation expense for non-employees is based on the fair value of the award on the measurement date which is the earlier of the date at which a commitment for performance by the counterparty to earn the equity instruments is reached (a performance commitment), or the date at which the counterparty’s performance is complete. For all grants made, we recognize compensation cost under the straight-line method.

We measure the fair value of stock options on the date of grant using a Black-Scholes option-pricing model which requires the use of several estimates, including:

  the volatility of our stock price;

  the expected life of the option;

  risk free interest rates; and

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

Income Taxes

We account for income taxes using the liability method in accordance with the accounting pronouncement “Accounting for Income Taxes”, which requires the recognition of deferred tax assets or liabilities for the tax-effected temporary differences between the financial reporting and tax bases of our assets and liabilities, and for net operating loss and tax credit carry forwards. The tax expense or benefit for unusual items, prior year tax exposure items, or certain adjustments to valuation allowances are treated as discrete items in the interim period in which the events occur.

On January 1, 2007, we adopted Accounting Interpretation “Accounting for Uncertainty in Income Taxes”, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this requirement, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. As a result of the implementation of this standard, we did not recognize any current tax liability for unrecognized tax benefits. We do not believe that there are any unrecognized tax positions that would have a material effect on the net operating losses disclosed.

Revenue Recognition from Consulting Contracts

We believe one of our critical accounting policies is revenue recognition from our consulting contracts. We are currently primarily deriving our revenue from fees by offering consulting and strategic advisory services to commercial and government owned entities outside the U.S. planning to create or expand electricity generation capabilities, using nuclear power plants. Our fee type and structure for each client engagement depend on a number of variables, including the size of the client, the complexity, the level of the opportunity for us to improve the client’s electricity generation capabilities using nuclear power plants, and other factors.

The two consulting agreements that we entered into in August 2008 were fixed-fee service contracts but were subsequently changed to time and expense contracts. We recognize revenue associated with these contracts in accordance with the time and expense billed to our customer, which is subject to their review and approval. When a loss is anticipated on a contract, the full amount of the anticipated loss is recognized immediately. Our management uses its judgment concerning the chargeable number of hours to bill under each contract considering a number of factors, including the experience of the personnel that are performing the services, the value of the services provided and the overall complexity of the project. Should changes in management’s estimates be required, due to business conditions that cause the actual financial results to differ significantly from management’s present estimates, revenue recognized in future periods could be adversely affected.

The revenue recognition from two other governments contracts entered into April 2010 and December 2010 will be based on the completion and acceptance of contractual milestones.

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

Intangibles

As presented on the accompanying balance sheet, we had patents with a net book value of approximately $377,000 as of December 31, 2010. There are many assumptions and estimates that may directly impact the results of impairment testing, including an estimate of future expected revenues, earnings and cash flows, and discount rates applied to such expected cash flows in order to estimate fair value. We have the ability to influence the outcome and ultimate results based on the assumptions and estimates we choose for testing. To mitigate undue influence, we set criteria that are reviewed and approved by various levels of management. The determination of whether or not intangible assets have become impaired involves a significant level of judgment in the assumptions. Changes in our strategy or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets.

Contingencies

Management assesses the probability of loss for certain contingencies and accrues a liability and/or discloses the relevant circumstances, as appropriate. Management believes that any liability to the Company that may arise as a result of having to pay out additional expenses that may have a material adverse effect on the financial condition of the Company taken as a whole should be disclosed. Refer to Note 9 of Notes to Consolidated Financial Statements.

Recent Accounting Standards and Pronouncements

Refer to Note 1 of Notes to Consolidated Financial Statements for a discussion of recent accounting standards and pronouncements.

Business Segments and Periods Presented

We have provided a discussion of our results of operations on a consolidated basis and have also provided certain detailed segment information for each of our business segments below for the years ended December 31, 2010 and 2009, in order to provide a meaningful discussion of our business segments. We have organized our operations into two principal segments: Consulting and Strategic Advisory Services and Fuel Technology. We present our segment information along the same lines that our chief executives review our operating results in assessing performance and allocating resources.

			Corporate and	Total
	Consulting	Technology	Eliminations	12 Months

December 31, 2010
Revenue	7,244,158	342,550	—	7,586,708
Segment Profit (Loss) – Before Tax	1,703,301	(1,522,275)	(7,744,508)	(7,563,481)
Total Assets	990,563	329,640	13,990,609	15,310,812
Property Additions	—	—	1,620	1,620
Interest Expense	—	—	—	—
Depreciation	—	786	26,214	27,000

December 31, 2009
Revenue	10,257,306	259,072	—	10,516,378
Segment Profit (Loss) – Before Tax	3,771,974	(1,597,699)	(9,407,586)	(7,233,312)
Total Assets	2,297,070	309,274	4,529,694	7,136,038
Property Additions	—	—	14,920	14,920
Interest Expense	—	—	—	—
Depreciation	—	206	25,276	25,482

Technology Business

Over the next 12 to 15 months we expect to incur approximately $5 million in research and development expenses related to the development of our proprietary nuclear fuel designs. We spent approximately $1.6 million for research and development during year ended December 31, 2010.

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

On August 3, 2009, we entered into a consulting agreement with AREVA for $550,000. For the year ended December 31, 2010, our total revenue from AREVA under this agreement was approximately $342,550, including billings for expense reimbursements. We have completed the scope of work under the initial phase of the consulting agreement.

Consulting and Strategic Advisory Services Business

At the present time, substantially all of our revenue for the year ended December 31, 2010, from our consulting and strategic advisory services business segment is derived by offering services to governments outside the U.S. planning to create or expand electricity generation capabilities using nuclear power plants. The fee type and structure that we offer for each client engagement is dependent on a number of variables, including the complexity of the services, the level of the opportunity for us to improve the client’s electricity generation capabilities using nuclear power plants, and other factors. Our revenues totaling approximately $7.2 million and $10.3 million for the years ended December 31, 2010 and 2009, respectively, have been derived primarily from our continuing work under the August 1, 2008 agreements, and follow-on agreements in 2009, with the Executive Affairs Authority (“EAA”), of Abu Dhabi, and with the Emirates Nuclear Energy Corporation (“ENEC”), and the Federal Authority for Nuclear Regulation (“FANR”), from our April 2010 contract with another non-U.S. government, and from our December 2010 contract with the Gulf Cooperation Council, as described in Item 1, Part 1, “Financial Statements – Note 1 - Nature of Operations and Basis of Presentation.” We entered into next phase follow-on agreements in March 2009 and July 2009 to continue our consulting services under the ENEC and FANR agreements for 2009. Revenue was recognized on a time and expense basis for the year ended December 31, 2010 for the ENEC and FANR contracts. For the April 2010 contract, as well as our December 2010 contract with the Gulf Cooperation Council, revenue is recognized upon the achievement of contractual milestones and the acceptance by our customer of our work.

Consolidated Results of Operations

The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2010		2009

Consolidated Statements of Income Data:
Revenues	100%		100%
Costs and expenses:
Cost of revenues	65		59
Gross Profit	35		41
Research and development	21		16
General and administrative	114		94

Total costs and expenses	135		110

Loss from operations	(100)		(69)
Interest income and other, net	1		0

Loss before income taxes	(99)		(69)
Provision for income taxes	0		0

Net loss	(99	) %	(69)%

Revenue

The following table presents our revenues, by business segment, for the periods presented (in millions):

	Year Ended December 31,
	2010	2009

Consulting Segment Revenues
ENEC and FANR(UAE)	$6.4	$10.1
Other (other countries)	0.8	0.2

Total	7.2	10.3
Technology Segment Revenues	0.4	0.2

Total Revenues	$7.6	$10.5

The decrease in our revenues from 2009 to 2010 resulted from the decrease in the work performed for our ENEC and FANR projects. Our consulting projects with ENEC and FANR are being performed pursuant to ongoing requests to work on specific projects on a time and expense basis as needed. The future revenue to be earned and recognized under both the ENEC and FANR agreements will depend upon agreed upon work plans which can differ from the revenue amounts initially planned to be earned under these agreements.

We believe that in 2011 we will obtain contracts from other governments interested in deploying nuclear power in their countries, based on our commitment to providing consulting services that are relevant and objective in exploring the use of nuclear power, which in turn we expect will increase our future consulting revenue.

See Note 1 and Note 3 of the Notes to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information about our revenue.

Costs and Expenses

The following table presents our cost of services provided, by business segment, for the periods presented (in millions):

	Year Ended December 31,
	2010	2009

Consulting	$4.7	$6.0
Technology	0.3	0.2
Total	$5.0	$6.2

Cost of Services Provided

These expenses related to the consulting, professional, administrative and other support costs allocated to our technology and consulting projects, which were incurred to perform and support the work done for our consulting projects with ENEC, FANR and another government and our AREVA contract. The billing rates to us from our consultants who provide services under our consulting contracts predominantly remained the same in 2010 and 2009. The decrease in the consulting costs was a result in the decrease of work performed under the ENEC and FANR contracts.

See Note 1 and Note 3 of the Notes to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information about our cost of services provided.

If consulting revenues increase in 2011, we expect cost of services provided will increase in dollar amount and may increase as a percentage of revenues in 2011 and in future periods.

Research and Development

The following table presents our research and development expenses, (in millions):

	Year Ended
	December 31,
	2010	2009

Research and development expenses	$1.6	$1.6

Research and development expenses consist primarily of compensation and related costs for personnel responsible for the research and development of our fuel. Almost all of our research and development activities are conducted in Russia. We expense research and development costs as they are incurred.

Research and development expenses remained the same from 2009 to 2010. Research and development expenses will increase in dollar amount and may increase as a percentage of revenues in 2011 and future periods because we expect to continue to invest in the development of our nuclear fuel products.

See Note 10 of the Notes to our Consolidated Financial Statements included in Item 8 of this Annual Report Form 10-K for additional information about our research and development costs.

General and Administrative Expenses

The following table presents our general and administrative expenses, (dollars in millions):

	Year Ended
	December 31,
	2010	2009

General and administrative expenses	$8.7	$9.9

General and administrative expenses consist primarily of compensation and related costs for personnel and facilities, stock-based compensation, finance, human resources, information technology, and fees for consulting and other professional services. Professional services are principally comprised of outside legal, audit, strategic advisory services and outsourcing services.

General and administrative expenses decreased $1.2 million from 2009 to 2010. This decrease was primarily related to the decrease in stock-based compensation expense of $2.1 million as a result of a significant amount of equity awards which fully vested in 2009. This decrease was offset by an increase in consulting expenses and professional fees of $0.2 million and a decrease in 2010 from 2009 in the support costs allocated from general and administrative expenses to cost of services provided, which increased the total general and administrative expenses reported by $0.7 million. We expect our general and administrative expenses may increase in future periods due to the expansion of our technology and consulting and strategic advisory services business segments and the hiring of new officers, employees and consultants to help further develop and support our technology and consulting and strategic advisory services segments.

See Note 11 of the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for information regarding our stock-based compensation.

Interest Income and Other, Net

Interest income and other, net increased $0.1 million from 2009 to 2010. This increase was primarily driven by an increase in interest income of $0.2 million due to our higher cash and marketable securities balances resulting from our July 2010 fundraise.

Provision for Income Taxes

The following table presents our provision for income taxes. Our effective tax rate for the periods presented is 40%.

	Year Ended
	December 31,
	2009	2010

Provision for income taxes	$0.0	$0.0

We incurred a net loss for both 2009 and 2010 and took a 100% valuation allowance against all deferred tax assets. Therefore we did not have a provision for taxes for both 2010 and 2009.

See Note 8 of the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for information regarding our Income Taxes.

Liquidity and Capital Resources

As of December 31, 2010, we had total cash and cash equivalents of approximately $2.4 million and marketable securities of $10.5 million. The following table provides detailed information about our net cash flow for all financial statements periods presented in this Report.

Cash Flow

	December 31,
	2010	2009

Net cash provided by (used in) operating activities	$(2,361,138)	$(2,560,733)
Net cash provided by (used in) investing activities	$(10,714,881)	$(38,890)
Net cash provided by (used in) financing activities	$12,420,649	$48,170
Net cash inflow (outflow)	$(655,370)	$(2,551,453)

Operating Activities

Net cash used in our operating activities decreased by approximately $0.2 million for the year ended December 31, 2010 as compared to 2009. This decrease in cash used was primarily due to the decrease in cash payments made toward accounts payable of $4.3 million. The decrease was primarily offset by a decrease in cash collected from our accounts receivable due to our lower revenue in 2010, of approximately $4.1 million, which increased our cash used in operations.

Investing Activities

Net cash used in our investing activities for the year ended December 31, 2010 as compared to 2009, increased by approximately $10.7 million, which was due to the purchase of marketable securities in September 2010 of approximately $10.6 million, and an increase in patent costs in 2010 compared to 2009 for the filing of patent applications of $0.1 million. These patent applications are filed for the new developments resulting from our research and development activities in our technology business segment. We anticipate these patent costs to increase in the future periods due to the research and development work we plan to perform on our all-metal fuel design.

Financing Activities

There was an increase in net cash provided by our financing activities for the year ended December 31, 2010 as compared to the same period in 2009 of approximately $12.4 million. This increase is primarily due to the securities offering that we completed on July 28, 2010 for which we received net proceeds of approximately $12.6 million. The increase is also due to the return to us of restricted cash held by our credit card vendor of approximately $0.1 million. These increases were offset by the redemption of stock from the exercise of stock options by an officer of approximately $0.3 million. See Note 11 of the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for information regarding our securities offering.

We anticipate entering into other consulting and technology agreements with our existing and new potential clients that will generate additional revenues for us in 2011 and beyond. If we do not enter into any new agreements, we anticipate that our cash position will meet our anticipated working capital needs until later in the year 2012.

In support of our long-term business plan with respect to our fuel technology business, we endeavor to create strategic alliances with major fuel vendors, fuel fabricators and/or other strategic parties during the next three years, to support the remaining research and development activities required to further enhance and complete the development of our fuel products to a commercial stage. We may be unable to form such strategic alliances on terms acceptable to us or at all. Our total current average operating expenses, excluding the approximate $5 million of outside consulting research and development expenses we expect to incur over the next 12-15 months, is approximately $0.8 million per month.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 8. Financial Statements.

The full text of our audited consolidated financial statements as of December 31, 2010 and 2009 begins on page F-1 of this Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no disagreements regarding accounting and financial disclosure matters with our independent certified public accountants.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Operating Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Operating Officer/Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based on that evaluation, our Chief Executive Officer and Chief Operating Officer/Chief Financial Officer concluded that as of December 31, 2010, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our assessment we determined that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

Child, Van Wagoner & Bradshaw, PLLC, Certified Public Accountants (“CVB”), our independent registered public accounting firm, has performed an audit of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, and, as part of its audit, has issued its attestation report on the effectiveness of the Company’s internal controls over financial reporting herein as of December 31, 2010. CVB’s attestation report is included in this Annual Report on Form 10-K on page F-2. This audit is required to be performed in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our independent auditors were given unrestricted access to all financial records and related data.

(c) Changes in internal control over financial reporting

During the fourth quarter of 2010, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required by Item 10 of Part III is included in our Proxy Statement relating to the 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by Item 11 of Part III is included in our Proxy Statement relating to the 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholders.

The information required by Item 12 of Part III is included in our Proxy Statement relating to the 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by Item 13 of Part III is included in our Proxy Statement relating to the 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Information required by Item 14 of Part III is included in our Proxy Statement relating to the 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Exhibit
Number	Description

3.1	Articles of Incorporation of the registrant as filed with the Secretary of State of Nevada. (Incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form SB-2 filed on December 11, 2001 in commission file number 333-74914)
3.2	Certificate of Amendment to Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s current report on 8-K filed on February 13, 2006)
3.3	Certificate of Amendment to Articles of Incorporation. (Incorporated by reference to appendix A to the Registrant’s definitive information statement on Schedule 14C filed on July 31, 2006)
3.4	Certificate of Amendment to Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s current report on 8-K filed on September 25, 2009)
3.5	Amended and Restated Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.2 to the Registrant’s current report on 8-K filed on July 9, 2007)
4.1	2005 Compensation Plan for Outside Consultants of Custom Brand Networks, Inc. dated March 1, 2005 (incorporated by reference from the Company’s Registration Statement on Form S-8 filed on March 10, 2005).
4.2	2005 Augmented Compensation Plan for Outside Consultants of the Company dated August 15, 2005 (incorporated by reference from the Company’s Registration Statement on Form S-8 filed on August 19, 2005).
4.3	2006 Stock Plan (incorporated by reference to Exhibit 10.1 of the current report of the Company on Form 8-K filed February 21, 2006).
10.1	Employment Agreement, dated as of February 14, 2006, between the Company and Seth Grae (incorporated by reference to Exhibit 10.2 of the current report of the Company on Form 8-K filed February 21, 2006).
10.2	Teaming Agreement dated February 22, 2006 between The University of Texas System, The University of Texas of the Permian Basin, The University of Texas at Austin, The University of Texas at Arlington, The University of Texas at Dallas, The University of Texas at El Paso, The City of Andrews, Texas, Andrews County, Texas, the Midland Development Corporation, the Odessa Development Corporation, Thorium Power and General Atomics (incorporated by reference from Exhibit 10. the Company’s Registration Statement on Form S-4 filed June 14, 2006).
10.3	Employment Agreement, dated July 27, 2006, between the Company and Andrey Mushakov (incorporated by reference to Exhibit 10.1 of the current report of the Company on Form 8-K filed August 4, 2006).
10.4	Independent Director Contract, dated August 21, 2006, between the Company and Victor Alessi (incorporated by reference to Exhibit 10.1 of the current report of the Company on Form 8-K filed August 25, 2006).
10.5	Independent Director Contract, dated October 23, 2006, between the Company and Jack D. Ladd (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 23, 2006).

10.6	Independent Director Contract, dated October 23, 2006, between the Company and Daniel B. Magraw (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on October 23, 2006).
10.7	Employment Agreement, dated February 1, 2007, between James Guerra and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 23, 2007).
10.8	Agreement for Ampoule Irradiation Testing in 2006 – 2007, dated December 28, 2007, between Thorium Power, Inc. and Russian Research Centre Kurchatov Institute (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed on March 26, 2009).
10.9	Restricted Stock Grant Agreement, dated July 14, 2009, between Seth Grae and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 20, 2009).
10.10	Stock Option Agreement, dated July 14, 2009, between Seth Grae and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 20, 2009).
10.11	Restricted Stock Grant Agreement, dated July 14, 2009, between James Guerra and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 20, 2009).
10.12	Stock Option Agreement, dated July 14, 2009, between James Guerra and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 20, 2009).
10.13	Initial Collaborative Agreement, dated July 23, 2009, between the Company and AREVA (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 23, 2009).
10.14	Agreement for Consulting Services, dated August 3, 2009, between the Company and AREVA (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 4, 2009).
10.15	Collaboration Framework Agreement, dated August 3, 2009, between the Company and AREVA (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 6, 2009).
10.16	Agreement for Ampoule Irradiation Testing, effective as of August 21, 2009, between Thorium Power, Inc. and Russian Research Centre Kurchatov Institute (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 25, 2009).
14.1	Code of Ethics (incorporated by reference from the Company’s Annual Report on Form 10-KSB filed on November 25, 2005).
31.1*	Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification — Principal Accounting Officer.
32*	Section 1350 Certifications.

* Filed herewith

AUDITED FINANCIAL STATEMENTS

LIGHTBRIDGE CORPORATION

December 31, 2010 and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Lightbridge Corporation

We have audited the accompanying consolidated balance sheets of Lightbridge Corporation as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years then ended. We also have audited Lightbridge Corporation’s internal control over financial reporting as of December 31, 2010 and 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lightbridge Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lightbridge Corporation as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Lightbridge Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010 and 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Child, Van Wagoner & Bradshaw, PLLC

Salt Lake City, Utah

February 15, 2011

LIGHTBRIDGE CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009

ASSETS

Current Assets
Cash and cash equivalents	$2,373,421	$3,028,791
Marketable securities	10,461,357	-
Restricted cash	550,283	652,174
Accounts receivable - project revenue and reimbursable project costs	990,563	2,421,088
Prepaid expenses & other current assets	365,261	574,095
Total Current Assets	14,740,885	6,676,148

Property, Plant and Equipment -net	72,179	97,559

Other Assets
Patent costs - net	377,262	241,845
Security deposits	120,486	120,486
Total Other Assets	497,748	362,331

Total Assets	$15,310,812	$7,136,038

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$2,088,362	$2,162,221
Deferred revenue	98,110	-
Total Liabilities	2,186,472	2,162,221

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.001 par value, 50,000,000 authorized shares, no shares issued and outstanding	-	-

Common stock, $0.001par value, 500,000,000 authorized, 12,430,058 shares issued, 12,345,840 shares outstanding at December 31, 2010 and 10,168,412 shares issued and outstanding at December 31, 2009	12,346	10,168
Additional paid-in capital - stock and stock equivalents	69,370,261	53,652,185
Accumulated deficit	(56,286,767)	(48,723,286)

Common stock reserved for issuance, 6,451 shares and 5,721 shares at December 31, 2010 and December 31, 2009, respectively	28,500	34,750
Total Stockholders' Equity	13,124,340	4,973,817

Total Liabilities and Stockholders' Equity	$15,310,812	$7,136,038

The accompanying notes are an integral part of these consolidated financial statements

LIGHTBRIDGE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2010	2009

Revenue:
Revenue	$7,586,708	$10,516,378
Cost of Services Provided	4,941,030	6,228,046
Gross Margin	2,645,678	4,288,332
Operating Expenses
General and administrative	8,677,504	9,896,027
Research and development expenses	1,607,886	1,632,208
Total Operating Expenses	10,285,390	11,528,235
Operating loss	(7,639,712)	(7,239,903)
Other Income and (Expenses)
Interest income	193,208	22,422
Unrealized loss on marketable securities and other	(116,977)	(15,831)
Total Other Income and Expenses	76,231	6,591
Net loss before income taxes	(7,563,481)	(7,233,312)
Income taxes	-	-
Net loss	$(7,563,481)	$(7,233,312)

Net Loss Per Common Share, Basic and diluted	$(0.68)	$(0.72)
Weighted Average Number of shares outstanding	11,133,927	10,021,429

The accompanying notes are an integral part of these consolidated financial statements

LIGHTBRIDGE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2010	2009

Operating Activities:
Net Loss	$(7,563,481)	$(7,233,312)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock-based compensation	2,691,509	4,848,987
Depreciation	27,000	25,482
Unrealized loss on marketable securities	116,487	-
Changes in non-cash operating working capital items:
Accounts receivable - fees and reimbursable project costs	1,430,525	2,936,716
Prepaid expenses and other assets	208,834	(179,780)
Security deposits	-	17,932
Accounts payable, accrued liabilities and other current liabilities	629,878	(2,976,758)
Deferred revenue	98,110	-
Net Cash Used In Operating Activities	(2,361,138)	(2,560,733)

Investing Activities:
Marketable securities	(10,577,844)	-
Property, plant and equipment	(1,620)	(14,920)
Patent costs	(135,417)	(23,970)
Net Cash Used In Investing Activities	(10,714,881)	(38,890)

Financing Activities:
Proceeds from the issuance of common stock - net of offering costs	12,562,310	50,344
Redemption of common stock into treasury stock	(243,552)	-
Restricted cash	101,891	(2,174)
Net Cash Provided by Financing Activities	12,420,649	48,170

Net Decrease In Cash and Cash Equivalents	(655,370)	(2,551,453)

Cash and Cash Equivalents, Beginning of Year	3,028,791	5,580,244

Cash and Cash Equivalents, End of Year	$2,373,421	$3,028,791

Supplemental Disclosure of Cash Flow Information
Cash paid during the year:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-Cash Financing Activity
Retirement of Treasury Stock	$243,552	$-
Grant of Common Stock for Payment of Accrued Liabilities	$703,737	$-

The accompanying notes are an integral part of these consolidated financial statements

LIGHTBRIDGE CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Stock
	Common Stock		Additional		Committed	Deferred
			Paid-in	Accumulated	Future	Stock-Based	Stockholders’
	Shares	Amount	Capital	Deficit	Issuance	Compensation	Equity

Balance - December 31, 2008	10,049,769	$10,050	$48,898,894	$(41,489,974)	$114,787	$(225,959)	$7,307,798
Stock-based compensation	-	-	4,483,735	-	139,000	226,252	4,848,987
Net loss for the year	-	-	-	(7,233,312)	-	-	(7,233,312)
Shares issued - non cash	108,026	108	675,722	-	(219,037)	(456,793)	-
Shares issued - cash (options exercised)	10,617	10	50,334	-	-	-	50,344
Balance - December 31, 2009 - originally reported	10,168,412	10,168	54,108,685	(48,723,286)	34,750	(456,500)	4,973,817
Reclassification of deferred stock-based compensation to additional paid-in capital	-	-	(456,500)	-	-	456,500	-
Balance - December 31, 2009 – reclassified	10,168,412	10,168	53,652,185	(48,723,286)	34,750	-	4,973,817

Stock-based compensation	77,102	78	2,697,681	-	(6,250)	-	2,691,509
Shares issued - options exercised and stock redeemed and retired	30,334	30	460,155	-	-	-	460,185
Net loss for the year	-	-	-	(7,563,481)	-	-	(7,563,481)
Shares issued - registered direct offering - net of offering costs	2,069,992	2,070	12,560,240	-	-	-	12,562,310
Balance - December 31, 2010	12,345,840	$12,346	$69,370,261	$(56,286,767)	$28,500	$-	$13,124,340

The accompanying notes are an integral part of these consolidated financial statements

LIGHTBRIDGE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Lightbridge Corporation and Summary of Significant Accounting Policies Nature Of Operations

We were incorporated in the state of Delaware on January 8, 1992, and changed our name to Thorium Power, Inc. (“TPI”) in April 2001. On February 14, 2006, Novastar Resources Ltd. (“Novastar”), entered into an Agreement and merged on October 6, 2006 with TPI. After the merger, we were known as Thorium Power, Ltd. and TPI became our wholly-owned subsidiary. On September 29, 2009 we changed our name from Thorium Power, Ltd. to Lightbridge Corporation (“Lightbridge” or the “Company”) and we effected a 1-for-30 reverse stock split of the Company’s common stock, effective on September 29, 2009. We are now engaged in two operating business segments, our Technology Business Segment and our Consulting Business Segment (see Note 12-Business Segment Results).

Technology Business Segment

We are working on the development, promotion and marketing of our patented nuclear fuel designs for new and existing pressurized water reactors. Currently, we have two primary fuel products in the development stage: (1) All-metal fuel technology based on a uranium-zirconium alloy that has a potential to increase power output in a new reactor by up to 30%, reduce initial capital cost per megawatt and annual operating costs per kilowatt-hour, and may reduce the volume of spent fuel per kilowatt-hour compared to reactors operating on conventional uranium oxide fuel, and (2) Thorium-based fuel technology based on a seed-and-blanket fuel assembly configuration that provides enhanced proliferation resistance, reduced volume and long-term radio-toxicity of spent fuel, and other benefits.

Within the all-metal fuel product family, most of our research and development work to-date has been focused on Western-type Pressurized Water Reactors (“PWRs”). However, while we have not yet studied in sufficient detail its application to other reactor types, we expect that the all-metal fuel’s benefits seen in PWRs could also potentially apply to boiling water reactors (“BWRs”) as well as small modular reactors. We also believe that the all-metal fuel technology can be synergistic with future fast reactor fuel designs currently under development.

Within the thorium-based fuel product family, we currently have three types, or variants, of fuel designs in various stages of development. All three of these fuel variants are expected to have additional benefits, including reduced volume and reduced long-term radio-toxicity of spent fuel for the same amount of electricity generated, as compared with the uranium fuels that are currently used in light water reactors. Our focus in the future will be on the all-metal fuel product mentioned above.

Consulting Business Segment

Our business model expanded with a consulting business segment being established in 2007, providing consulting and strategic advisory services to companies and governments planning to create or expand electricity generation capabilities using nuclear power plants. We had secured four contracts with successively larger values for consulting and strategic advisory services in the United Arab Emirates (“UAE”). On August 1, 2008, we signed separate consulting services agreements with two government entities Emirates Nuclear Energy Corporation (“ENEC”) and Federal Authority for Nuclear Regulation(“FANR”) formed by Abu Dhabi, one of the member Emirates of the UAE. Under these two agreements, we are to provide consulting and strategic advisory services over a contract term of five years starting from June 23, 2008, with automatic renewals of these contracts for one year periods.

In April 2010 and December 2010 we entered into agreements with two other governments to evaluate the feasibility of developing and deploying a civil nuclear power program as one element of a strategy to meet future electricity generation needs.

We have also provided nuclear safety consulting advice to U.S. nuclear utilities. We plan to continue and potentially expand this nuclear safety consulting work in the United States.

Accounting Policies and Pronouncements

Basis of Consolidation

These financial statements include the accounts of Lightbridge, a Nevada corporation, and our wholly-owned subsidiaries, TPI, a Delaware corporation, Lightbridge International Holding, LLC, a Delaware limited liability company and our foreign branch offices.

All significant intercompany transactions and balances have been eliminated in consolidation. We formed a branch office in the United Kingdom in 2008 called Lightbridge Advisors Limited, which is wholly-owned by Lightbridge International Holding, LLC. We also established a branch office in Moscow, Russia, established in July 2009 and a branch office in the UAE in January 2010, which are also both wholly-owned by Lightbridge International Holding, LLC.

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

Significant Estimates

These accompanying consolidated financial statements include some amounts that are based on management's best estimates and judgments. The most significant estimates relate to valuation of stock grants and stock options, the valuation allowance on deferred tax assets and various contingent liabilities. It is reasonably possible that these above-mentioned estimates and others may be adjusted as more current information becomes available, and any adjustment could be significant in future reporting periods.

Certain Risks, Uncertainties and Concentrations

Our future operations and earnings currently depend on the results of the Company’s operations outside the United States. There can be no assurance that the Company will be able to successfully continue to conduct such operations, and a failure to do so would have a material adverse effect on the Company’s research and development activities, financial position, results of operations, and cash flows. Also, the success of the Company’s operations will be subject to other numerous contingencies, some of which are beyond management’s control. These contingencies include general and regional economic conditions, competition, changes in regulations, changes in accounting and taxation standards, inability to achieve our overall long-term goals, future impairment charges and global or regional catastrophic events. Because the Company is dependent on its international operations for almost all its revenue, particularly in one country right now, the Company may be subject to various additional political, economic, and other uncertainties.

We are currently finalizing our strategic plan for 2011 and are working on determining our future cash needs. Management anticipates, based on its current working capital and projected working capital requirements, that it will have enough working capital funds to sustain its current operations at its current operating level until sometime later in the year of 2012 or 2013. In support of our business plan regarding its research and development activities for developing its fuel, we will need to raise additional capital by way of an offering of equity securities, an offering of debt securities, a financing through a bank, or a strategic alliance with another entity. We may also need to raise additional capital sooner to support its overhead operation if the consulting business segment becomes non-sustaining. Currently, we are working on revenue opportunities with the overall goal of increasing our profitability and cash flow.

We participate in a government regulated industry. Our operation results are affected by a wide variety of factors including decreases in the use or public favor of nuclear power, the ability of our technology, the ability to safeguard the production of nuclear power and safeguarding our patents and intellectual property from competitors. Due to these factors, we may experience substantial period-to-period fluctuations in our future operating results. Potentially, a loss of a key officer, key management, and other personnel could impair our ability to successfully execute our business strategy, particularly when these individuals have acquired specialized knowledge and skills with respect to nuclear power and our operations.

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, marketable securities and accounts receivable. Cash equivalents and marketable securities consist primarily of money market funds and mutual bond funds held with one major financial institution with a high credit standing. The underlying fixed-income investments of the money market and bond mutual funds are either United States Treasury securities or represent a diversified portfolio of investments. Accounts receivable are typically unsecured and are derived from revenues earned from customers located around the world. In 2010 and 2009, we generated approximately all of our revenues from customers based outside the U.S., with the majority of customers in the UAE and France. We perform ongoing evaluations to determine customer credit and we limit the amount of credit we extend, but generally we do not require collateral from our customers. We maintain reserves for estimated credit losses however no reserve has been set up for 2010 and 2009 as we have not incurred any credit losses from our customers, to date. Our consulting revenues from the ENEC and FANR contracts are 84% and 96% of our total revenue for 2010 and 2009, respectively.

Reclassifications

Certain prior period amounts have been reclassified to the current presentation. Such reclassifications had no impact on previously reported Net Income, Cash Used in Operations, Net decrease in Cash and Cash Equivalents or total Stockholders’ Equity. The deferred stock compensation amount of $456,500 that was presented on the Company’s balance sheet at January 1, 2009 and December 31, 2009 represented the unamortized balance of non-vested stock grants and was a contra-equity offset to the value of the stock issued under the balance sheet captions “Common Stock” or “Common stock reserved for issuance” until vesting occurs. In accordance with ASC 718-10-25-2, these costs are not to be shown as deferred stock compensation but recognized as expense as services are provided. We have reclassified the deferred stock based compensation by eliminating this balance sheet caption, “Deferred stock compensation” and recording a corresponding adjustment (reduction) to Additional paid in capital – stock and stock equivalents in the amount of $456,500. Total Stockholders’ Equity reported on the accompanying consolidated balance sheet remains the same after this reclassification for 2009, as shown on the accompanying consolidated statement of changes in shareholders’ equity.

Revenue Recognition

The following table presents our revenues by business segment:

	2010	2009
Revenues:
Consulting	7,244,158	10,257,306
Technology	342,550	259,072

Total	$7,586,708	$10,516,378

Consulting Business Segment

At the present time we are deriving substantially all of our revenue from our consulting and strategic advisory services business segment, by offering consulting services to governments outside the United States planning to create or expand electricity generation capabilities using nuclear power plants. Our fee structure for each client engagement is dependent on a number of variables, including the size of the client, the complexity, the level of the opportunity for us to improve the client’s electrical generation capabilities using nuclear power plants, and other factors. The accounting policy we use to recognize revenue depends on the terms and conditions of the specific contract.

Substantially all of our consulting contracts in 2010 and 2009 are with the Executive Affairs Authority (“EAA”) of Abu Dhabi, one of the member Emirates of the UAE, and the related entities, ENEC and FANR. Revenues recognized from these contracts for 2010 and 2009 were recognized on a time and expense basis.

The revenue recognition from two other government contracts we entered into in April 2010 and December 2010 will be based on the completion and acceptance of defined contractual milestones. Total revenue recognized under one of the new agreements with one foreign government in 2010 was $711,000. Total deferred revenue as reported on the accompanying consolidated balance sheets from these two contracts at December 31, 2010 was $98,110, representing deposits for consulting work to be performed in 2011.

Certain customer arrangements require evaluation of the criteria outlined in the accounting standards for reporting revenue “Gross as a Principal Versus Net as an Agent” in determining whether it is appropriate to record the gross amount of revenue and related costs, or the net amount earned as agent fees. Generally, when we are primarily obligated in a transaction, revenue is recorded on a gross basis. Other factors that we consider in determining whether to recognize revenue on a gross versus net basis include our assumption of credit risk, latitude in establishing prices, our determination of service specifications and our involvement in the provision of services. We have determined, based on the credit risk that we bear for collecting consulting fees, travel costs and other reimbursable costs from our customers, that in 2010 and 2009 we acted as a principal, and therefore we are recognizing as revenue all travel costs and other reimbursable costs billed to our customers.

Cost of revenues also includes the expenses associated with the operation of our consulting services including labor, travel expenses and other related consulting costs. All costs directly related to producing work under certain consulting agreements where revenue is recognized upon acceptance of certain contractual milestones by our customer, are first capitalized as deferred project costs (reported as under the caption prepaid expenses and other current assets on the accompanying consolidated balance sheets). Deferred project costs are then recognized or amortized to an expense captioned “cost of consulting services provided” on the accompanying consolidated statement of operations, when the revenue is to be recognized upon delivery and acceptance of the defined contractual milestones or deliverables.

Technology Business Segment

We recognized revenue from our technology agreement with AREVA upon the completion of certain defined contract deliverables that were accepted by AREVA.

Once our nuclear fuel designs have advanced to a commercially usable stage by either a fuel fabricator or nuclear plant owner/operator, we will seek to license our technology to them or to major government contractors working for the U.S. or other governments. We expect that our revenue from these license fees will be recognized on a straight-line basis over the expected period of the related license term.

Stock-Based Compensation

The stock-based compensation expense incurred by Lightbridge for employees and directors in connection with its stock option plan is based on the employee model of ASC 718, and the fair market value of the options is measured at the grant date. Under ASC 718 employee is defined as “An individual over whom the grantor of a share-based compensation award exercises or has the right to exercise sufficient control to establish an employer-employee relationship based on common law as illustrated in case law and currently under U.S. tax regulations. Our advisory board members and consultants do not meet the employer-employee relationship as defined by the IRS and therefore are accounted for under ASC 505-50.

ASC 505-50-30-11 (previously EITF 96-18) further provides that an issuer shall measure the fair value of the equity instruments in these transactions using the stock price and other measurement assumptions as of the earlier of the following dates, referred to as the measurement date:

i.	The date at which a commitment for performance by the counterparty to earn the equity instruments is reached (a performance commitment); and

ii.	The date at which the counterparty’s performance is complete.

We have elected to use the Black-Scholes-Merton pricing model to determine the fair value of stock options on the dates of grant. Restricted stock units are measured based on the fair market values of the underlying stock on the dates of grant. Shares that are issued to officers on the exercise dates of their stock options may be issued net of the statutory withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the actual number of shares exercised under the stock option. Also, we recognize stock-based compensation using the straight-line method.

In the years ended December 31, 2010 and 2009, we recognized stock-based compensation of $2.7 million and $4.8 million, respectively. Related income tax benefits were not recognized, as we incurred a tax loss for both years.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximate fair value because of their generally short maturities. We carry marketable securities at fair value.

Cash and Cash Equivalents, Restricted Cash and Marketable Securities

We invest our excess cash primarily in money market mutual funds, and four mutual bond funds. We classify all highly liquid investments with stated maturities of three months or less from date of purchase as cash equivalents and all highly liquid investments with stated maturities of greater than three months as marketable securities. We hold cash balances in excess of the federally insured limits of $250,000 with two prominent financial institutions. We deem this credit risk not to be significant. Total cash held in checking accounts and a money market core cash account, as reported on the accompanying consolidated balance sheets, totaled approximately $2.4 million and $3.0 million at December 31, 2010 and 2009, respectively.

Restricted cash represents cash being held by one prominent financial institution that is being used as collateral for our corporate credit cards and our letters of credit issued to some of our customers. The total balance of restricted cash at December 31, 2010 and December 31, 2009 was approximately $550,000 and $652,000, respectively

We determine the appropriate classification of our investments in marketable securities at the time of purchase and reevaluate such designation at each balance sheet date. We have classified and accounted for our marketable securities as available-for-sale, however we carry these securities at fair value (see below election made to value these financial instruments at fair market value). The fair value of substantially all securities is determined by quoted market prices.

All marketable securities (consisting of four Vanguard mutual bond funds and one Fidelity mutual money market fund) were purchased in August 2010, were classified as available-for-sale securities and were reported at their fair value (level 1). A level 1 measurement under the FASB pronouncements is the first tier of a three tier hierarchy for fair value measurements used in valuation methodologies. This valuation level allows for fair value measurements where the inputs are the quoted prices for the assets in the active markets. All of our marketable securities have quoted market prices.

The total quoted fair value of our marketable securities at December 31, 2010 was approximately $10.5 million. This amount was held in the following mutual funds, Vanguard mutual money market fund - $0.4 million; Vanguard mutual bond funds - $10.1 million. We did not have any marketable securities at December 31, 2009.

The amount recorded as unrealized loss, capital gain or loss, interest and dividends received, as reported to us from the financial institutions in which they were reinvested, and that we reported under the caption of other income in the accompanying consolidated statement of operations, totaled approximately $77,000 for the year ended December 31, 2010. We elected the fair value option permitted under FASB ASC 825 to report the unrealized gains and losses from our marketable securities in our accompanying consolidated statement of operations instead of other comprehensive income and loss. The amount recorded as unrealized loss for the year ended December 31, 2010 totaled approximately $0.1 million. The total cost basis of our marketable securities was approximately $10.6 million at December 31, 2010. The difference between the cost and fair market value of our marketable securities is the unrealized loss reported.

Trade Accounts Receivable

We record accounts receivable at the invoiced amount and we do not charge interest. We review the accounts receivable by amounts due from customers which are past due, to identify specific customers with known disputes or collectability issues. In determining the amount of the reserve, we make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. We also maintain a sales allowance to reserve for potential credits issued to customers. We determine the amount of the reserve based on historical credits issued.

There was no provision for doubtful accounts recorded at December 31, 2010 and 2009 as we have not experienced any bad debt write-offs from any of our customers. Substantially all accounts receivable at December 31, 2010 and 2009are from the FANR and ENEC contracts (see Note 3-Accounts Receivable – Project Revenue and Project Costs).

Property, Plant and Equipment

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

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with the United States generally accepted accounting principles Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases as well as operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance to the extent that the recoverability of the asset is unlikely to be recognized. We did not provide any current or deferred income tax provision or benefit for any periods presented to date because we have continued to experience a net operating loss since inception (see Note 8–Income Taxes).

The Company adopted the ASC accounting pronouncement “Accounting for Uncertainty in Income taxes”. This pronouncement provides guidance for recognizing and measuring uncertain tax positions, as defined in the FASB accounting pronouncement “Accounting for Income Taxes”. This pronouncement prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements. This pronouncement also provides accounting guidance on derecognizing, classification and disclosure of these uncertain tax positions.

Foreign Currency

The functional currency of our international subsidiaries is the local currency. We translate the financial statements of these subsidiaries to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenues, costs, and expenses. The translation gains/losses were not significant for the years ended December 31, 2010 and 2009.

Patents and Legal Costs

Patents are stated on the accompanying consolidated balance sheets at cost less accumulated amortization. The costs of the patents, once placed in service, will be amortized on a straight-line basis over their estimated useful lives. The amortization periods for our patents range between 17 and 20 years. Our patents have not been placed in service for the years ended December 31, 2010 and 2009.

Legal costs are expensed as incurred except for legal costs to file for patent protection, which are capitalized and reported as patents on the accompanying consolidated balance sheets.

Research, Development and Related Expenses

These costs from our Technology business segment are charged to operations in the year incurred and are shown on a separate line on the accompanying Consolidated Statement of Operations. Research and development and related expenses totaled approximately $1.6 million for each of the years ended December 31, 2010 and 2009.

Segment Reporting

We use the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by our chief operating decision makers for making operating decisions and assessing performance, as the source for determining our reportable segments. We have determined that we have two operating segments as mentioned above and defined by the FASB accounting pronouncement, “Disclosures about Segments of an Enterprise and Related Information”. The two reporting business segments are our technology business and our consulting services business.

Subsequent Events

In May 2009, the FASB issued a new accounting standard which established general accounting standards and disclosure for subsequent events. In accordance with this standard, we evaluated subsequent events through the date we filed this Annual Report on Form 10-K with the Securities and Exchange Commission (“SEC”) and no subsequent events occurred that required disclosure in the accompanying consolidated financial statements.

Commitments and Contingencies

Liabilities for loss contingencies arising from various claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Retirement 401K Plan

We have a 401(k) savings plan that was set up in 2006 covering substantially all of our employees. Eligible employees may contribute through payroll deductions. There were no Company matching contributions made to the 401(k) savings plan in 2010 and 2009.

Recent Accounting Pronouncements

In June 2009, the FASB issued a standard that established the FASB Accounting Standards Codification™ (“ASC”) and amended the hierarchy of generally accepted accounting principles (“GAAP”) such that the ASC became the single source of authoritative nongovernmental U.S. GAAP. The ASC did not change current U.S. GAAP, but was intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates. For our Company, the ASC was effective July 1, 2009. This standard did not have an impact on our consolidated results of operations or financial condition. However, throughout the notes to the accompanying consolidated financial statements references that were previously made to various former authoritative U.S. GAAP pronouncements have been changed to coincide with the appropriate section of the ASC.

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

As of December 31, 2010, there were no other recently issued accounting standards not yet adopted which would have had a material effect on the Company’s financial statements.

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements, or “ASU 2009-13.” ASU 2009-13 establishes the accounting and reporting guidance for arrangements that include multiple revenue-generating activities, and provides amendments to the criteria for separating deliverables, and measuring and allocating arrangement consideration to one or more units of accounting. The amendments in ASU 2009-13 also establish a hierarchy for determining the selling price of a deliverable. Enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms of the arrangement, significant deliverables, and the vendor’s performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, or January 1, 2011 for us. Early application is permitted. The adoption of ASU 2009-13 will not have a material impact on our financial position or results of operations.

Note 2. Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period except that it does not include unvested common shares subject to repurchase or cancellation. Diluted net income per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, warrants, restricted shares, and unvested common shares subject to repurchase or cancellation. The dilutive effect of outstanding stock options, restricted shares, restricted stock units, and warrants is not reflected in diluted earnings per share because we incurred net losses for the years ended December 31, 2010 and 2009 and the effect of including these potential common shares in the diluted earnings per share calculations would be anti-dilutive and are therefore not included in the calculations.

The following table sets forth the computation of the basic and diluted loss per share:

	2010	2009

Numerator:
Net loss	$(7,563,481)	$(7,233,312)

Denominator:
Weighted-average common shares outstanding	11,133,927	10,021,429

Basic and diluted net loss per share	$(0.68)	$(0.72)

Note 3. Accounts Receivable – Project Revenue and Project Costs

ENEC and FANR Projects

The revenue earned in 2010 and 2009 from these two consulting contracts entered into in August 2008 with ENEC and FANR, was approximately $6.4 million for the year ended December 31, 2010 and was approximately $10.1 million for the year ended December 31, 2009. The variation in revenue reflects the uneven nature of the services we provide under these consulting projects. The total accounts receivable from the ENEC and FANR was approximately $820,000 at December 31, 2010, and approximately $2.4 million at December 31, 2009. These amounts represent 83 percent and 100 percent of the total accounts receivable reported of approximately $991,000 and $2.4 million at December 31, 2010 and 2009, respectively.

We expect to continue to provide strategic advisory services to Abu Dhabi during the five-year term of these consulting agreements and also expect the variation of revenue from these contracts to continue. Under these agreements, revenue will be recognized on a time and expense basis. We periodically discuss our consulting work with ENEC and FANR, who will review the work we perform, and our reimbursable travel expenses, and accept our monthly invoicing for services and reimbursable expenses.

Travel costs and other reimbursable costs under these contracts are reported in the accompanying statement of operations as both revenue and cost of consulting services provided, and totaled approximately $802,000 and $917,000 for the years ended December 31, 2010 and 2009, respectively. The total travel and other reimbursable expenses that have not been reimbursed are being presented on the accompanying consolidated balance sheets and included in total accounts receivable in the amount of approximately$67,000 and $159,000 at December 31, 2010 and 2009, respectively.

The remaining accounts receivable reported at December 31, 2010 and December 31, 2009 from other contracts was approximately $171,000 and $0 at December 31, 2010 and 2009, respectively. Total unbilled accounts receivable reported on the accompanying consolidated balance sheets of approximately $456,000 and $610,000 are for the months of December 2010 and 2009 respectively, for work that was billed to our clients in January 2011 and January 2010, respectively. Foreign currency exchange losses were approximately $1,000 and $16,000 for the years ended December 31, 2010 and 2009, respectively, which is reported in the caption other income and expense on the accompanying consolidated statement of operations.

Note 4. Prepaid Expenses other Current Assets

Prepaid Expenses consists primarily of prepayments made for various insurance policies, deferred project costs relating to our consulting contracts and accounting software licensing costs. Total prepaid expenses and other current assets reported on the accompanying consolidated balance sheets at December 31, 2010 and 2009 were approximately $365,000 and $574,000, respectively.

Note 5. Property, Plant and Equipment, net

The following represents the detail of our property, plant and equipment, net at December 31, 2010 and 2009:

	2010	2009

Furniture, computers and office equipment	$136,621	$135,001
Accumulated Depreciation	(64,442)	(37,442)

Net Book Value	$72,179	$97,559

Depreciation expense for the years ended December 31, 2010 and 2009 was approximately $27,000 and $25,000, respectively. Asset lives are five years and the depreciation method is straight line for all of the above assets. There was no gain or loss on disposition of assets in 2010 and 2009.

Note 6. Patents and Other Assets

Patents represent legal fees and filing costs that are capitalized and amortized over their estimated useful lives of 17 to 20 years, after they are placed in service. There were no patents placed in service for the years ended December 31, 2010 and 2009. In 2009 we capitalized approximately $24,000 for patents filing costs, for a total investment in patents of approximately $242,000 as of December 31, 2009. In 2010 we capitalized approximately $135,000 for patent filing costs, for a total investment in patents of approximately $377,000 at December 31, 2010.

No amortization expense of patents was recorded in either of the years ended December 31, 2010 and 2009. These patents were not placed in service for the years ended December 31, 2010 and 2009 or in prior years.

Security deposits at December 31, 2010 and 2009 of $120,486 represent the security deposit placed on the Mclean Virginia corporate offices.

Note 7. Accounts Payable and Accrued Liabilities

Accounts payable and accrued expenses consisted of the following:

	2010	2009

Trade payables -	$361,344	$296,120
Accrued expenses and other	694,531	928,054
Accrued payroll liabilities	1,032,487	938,047

Total	$2,088,362	$2,162,221

Note 8. Income Taxes

Our tax provision is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2010 and 2009 annual effective tax rate is estimated to be at a combined 40% for the U.S. federal and states statutory tax rate.

As of December 31, 2010 and 2009, there were no tax contingencies recorded.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting, and the amounts recognized for income tax purposes. The significant components of deferred tax assets (at a 40% effective tax rate) as of December 31, 2010 and 2009 respectively, are as follows:

Deferred Tax Assets	Total Amount		Deferred Tax Asset Amount
	2010	2009	2010	2009

Capitalized start-up costs	$6,101,739	$6,613,773	$2,440,696	$2,645,509
Stock-based compensation	20,073,918	18,958,076	8,029,567	7,583,230
Net operating loss carryforward	24,992,683	17,756,315	9,997,073	7,102,526
Less: valuation allowance	(51,168,340)	(43,328,164)	(20,467,336)	(17,331,265)

	$-	$-	$-	$-

We have a net operating loss carry-forward for federal and state tax purposes of approximately $25 million at December 31, 2010 that is available to offset future taxable income, that will begin to expire in the year 2021. For financial reporting purposes, no deferred tax asset was recognized because at December 31, 2010 and 2009, substantially all of the net operating losses are presently expected to expire unused. As a result, the amount of the deferred tax assets considered realizable was reduced 100% by a valuation allowance. The change in the valuation allowance was approximately $3,136,000 and $2,893,000 for the years ended December 31, 2010 and 2009, respectively. Many of the Company’s operating expenses in its 2007 and 2006 tax years were classified under the Internal Revenue Code as capitalized “Start-up Costs” which were not deductible for tax purposes until 2008.

The Company files a consolidated tax return with its subsidiaries.

In 2009, we prepaid our federal and state income taxes in the amount of $266,000, for estimates for 2008 corporate income taxes that was refunded to the Company in 2009, as no corporate taxes were due in 2008.

Note 9. Commitments and Contingencies

Employment Agreements

We have employment agreements with our executive officers and some consultants, the terms of which expire at various times. Such agreements provide for minimum compensation levels, as well as incentive bonuses that are payable if specified management goals are attained. Under each of the agreements, in the event the officer's employment is terminated (other than voluntarily by the officer or by us for cause, or upon the death of the officer), if all provisions of the employment agreements are met, we are committed to pay certain benefits, including specified monthly severance.

Operating Leases

We entered into an agreement to lease new office space under the terms of a sublease with a term of 65 months commencing August 1, 2008. Under the terms of the sublease, the lease payments are inclusive of pass-through costs, which include real estate taxes and standard operating expenses. We paid the security deposit related to this sublease agreement in the amount of $120,486. We pay monthly rental fees in the amount of approximately $43,000 in accordance with the sublease agreement plus parking fees, and payments increase by a factor of 4% each year thereafter. The monthly straight-line rental expense from August 1, 2008 to December 1, 2013 is $45,189. As a result of the straight-line rent calculation generated by the one free rent period and rent escalation, we have recorded in the accrued liabilities a deferred rent credit of $98,110 at December 31, 2010.

Future estimated rental payments under our operating leases are as follows:

Total

Year ending - December 31, 2011	$564,109
Year ending - December 31, 2012	586,136
Year ending - December 31, 2013	609,016
Total minimum lease payments	$1,759,261

Letters of Credit

At December 31, 2010 we had outstanding letters of credit of approximately $166,000 associated with our consulting contracts that we entered into in 2010 with two new governments (see Note1-Revenue Recognition).

Note 10. Research and Development Costs

Research Costs

Research and development costs, included in the accompanying consolidated statement of operations amounted to approximately $1.6 million for each of the years ended December 31, 2010 and 2009. Total cumulative research and development expenses amounted to approximately $9.5 million from January 8, 1992 (date of inception of Lightbridge) to December 31, 2010.

Research Agreements

Effective on August 21, 2009, TPI entered into an agreement for ampoule irradiation testing, or the AIT Agreement, with Russian Research Centre Kurchatov Institute (“Kurchatov”). Under the AIT Agreement, TPI agreed to compensate Kurchatov for irradiation testing of TPI’s proprietary nuclear fuel designs conducted in 2008 and part of 2009. Pursuant to the AIT Agreement, TPI is obligated to pay to Kurchatov a total of $400,000, and Kurchatov is obligated to transfer to TPI the worldwide rights in all of the test data generated in the course of the irradiation testing of TPI’s proprietary nuclear fuel designs in 2008 and part of 2009, and Kurchatov agrees not to use, in any manner, the work product associated with such testing or exercise any rights associated therewith without the written consent of TPI. Further, Kurchatov is obligated to provide to TPI and its affiliates specified information and documentation for audit purposes and to obtain any and all permits from Russian governmental entities which may be required in order for Kurchatov to perform under the AIT Agreement. As of the date hereof, all of the deliverables have been submitted and the entire amount due to Kurchatov Institute under the TPI has been paid.

In October 2009 we entered into an umbrella agreement, or the SOSNY Agreement, with Russian Limited Liability Research and Development Company, or SOSNY. SOSNY will serve as our prime contractor in Russia to manage the research and development activities related to the lead test assembly, or LTA, program for Russian designed VVER-1000 reactors. SOSNY is a leading Russian commercial nuclear entity specializing in front-end and back-end nuclear fuel cycle management and logistics services. Specific work will be carried out under individual task orders to be issued under the SOSNY Agreement. The scope, deliverables, and costs are to be agreed to between the parties for each individual task order. On June 17, 2010, TPI entered into Task Order No. 1 with SOSNY whereby TPI is obligated to pay to SOSNY a total of $234,161 for certain R&D work to be completed and all deliverables to be submitted to TPI by December 31, 2010. As of December 31, 2010, a total of 2,832,000 Rubles (approximately $94,000 at the September 30, 2010 exchange rate) worth of work was completed by SOSNY and its subcontractors and paid. The remaining portion will be paid upon completion of the remaining milestones stipulated in the Task Order No. 1.

In addition to the above agreements, there are consulting agreements with several consultants working on various projects for us, which total approximately $10,000 per month.

Note 11. Stockholders’ Equity

At December 31, 2010 there are 500,000,000 shares of authorized common stock. Total common stock outstanding at December 31, 2010 and December 31, 2009 was 12,345,840 and 10,168,412, respectively. At December 31, 2010, there were 6,451 shares reserved for future issuance, 1,034,996 stock warrants and 1,772,348 stock options outstanding, all totaling 15,159,635 of total stock and stock equivalents outstanding at December 31, 2010.

Registered Direct Offering

On July 22, 2010 we completed an offering (the “Offering”) with certain institutional investors on the sale of 2,069,992 shares of its common stock and warrants to purchase a total of 1,034,996 shares of its common stock for aggregate gross proceeds, before deducting fees to the Placement Agent and other estimated offering expenses payable by us, of approximately $13.7 million. The common stock and warrants were sold in fixed combinations, with each combination consisting of one share of common stock and a warrant to purchase 0.5 shares of common stock. The purchase price was $6.60 per fixed combination. The warrants will become exercisable six months and one day following the closing date (July 28, 2010) of the Offering and will remain exercisable for seven years from the date of issuance at an exercise price of $9.00 per share. The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The exercisability of some of the warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.99% of our common stock. This limit may be increased to up to 9.99% upon no fewer than 60 days' notice.

We received net proceeds of approximately $12.6 million after payment of certain fees and expenses related to the Offering. These fees and expenses related to this Offering totaled approximately $1.1 million. Of the total fees and expenses paid, approximately $820,000 plus reimbursable expenses was paid to William Blair & Company, L.L.C., who served as the placement agent for the Offering. The total fees and expenses of approximating $1.1 million were charged to additional paid-in capital. The allocation of the proceeds from the offering, based on the relative fair value of the common stock and the warrants resulted in the allocation of approximately $9.0 million to the common stock and approximately $3.6 million to the warrants which was recorded to additional paid-in capital.

The value of the warrants issued was calculated by using the Black Scholes Valuation Model using the following assumptions: volatility 99%; risk-free interest rate of 2.38%; dividend yield of 0%, and expected term of 7 years. The volatility of the Company’s common stock was estimated by management based on the historical volatility of the trading history of the Company’s common stock. The risk-free interest rate was based on the Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the expected life of the warrants. The expected dividend yield was based on the Company’s current and expected dividend policy and the expected term is equal to the contractual life of the warrants.

The Offering was effected as a takedown off the Company's shelf registration statement on Form S-3 (File No. 333-162671), which became effective on November 24, 2009 pursuant to a prospectus supplement to be filed with the SEC.

Stock-based Compensation – Stock Options and Restricted Stock

Stock Plan

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

Total stock options outstanding at December 31, 2010 were 1,772,348 of which 1,332,646 of these options were vested at December 31, 2010. Stock option expense was approximately $2.1 million and approximately $4.5 million for the years ended December 31, 2010 and 2009, respectively.

Stock option transactions to the employees, directors, advisory board members and consultants are summarized as follows for the years ended December 31, 2010 and 2009 were as follows:

2011

Beginning of the year	1,785,204
Granted	147,318
Exercised	(128,139)
Forfeited	-
Expired	(32,035)

End of year	1,772,348

Options exercisable	1,332,646

The above table includes options issued as of December 31, 2010 as follows:

i).	A total of 566,874 non-qualified 5-10 year options have been issued, and are outstanding, to advisory board members at exercise prices of $4.50 to $14.40 per share.

ii).

A total of 1,076,849 non-qualified 5-10 year options have been issued, and are outstanding, to our directors, officers and employees at exercise prices of $5.70 to $23.85 per share. From this total, 622,484 options are outstanding to the Chief Executive Officer who is also a director, with remaining contractual lives of 4.9- 9.2 years. All other options issued have a remaining contractual life ranging from 0.8 years to 9.8 years.

iii).	A total of 128,625 non-qualified 5-10 year options have been issued, and are outstanding, to our consultants at exercise prices of $6.30 to $19.20 per share.

The following table provides certain information with respect to the above-referenced stock options that are outstanding and exercisable at December 31, 2010:

	Stock Options Outstanding		Stock Options Vested
	Weighted
	Average
	Remaining			Weighted
	Contractual Life	Number of	Number of	Average
	- Years	Awards	Awards	Exercise Price
Exercise Prices
$4.50 - $8.70	7.83	786,141	347,828	$6.70
$9.00 - $12.90	5.13	185,674	184,285	$10.46
$13.20-$18.90	3.82	493,865	493,865	$13.95
$19.20-$23.85	4.65	306,668	306,668	$22.84

Total	5.88	1,772,348	1,332,646	$13.62

The aggregate intrinsic value of stock options outstanding at December 31, 2010 was $157,670 all of which related to vested awards. Intrinsic value is calculated based on the difference between the exercise price of the underlying awards and the quoted price of our common stock as of the reporting date ($5.36 per share as of the close on December 31, 2010).

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

Restricted Stock Award Activity

The following summarizes our restricted stock unit activity:

		Weighted
		Average
		Grant
		Date Fair
	Number of Units	Value

Total awards outstanding at December 31, 2009	95,658	$6.13
Units granted	44,253	$8.50

Units Exercised/Released	(56,000)	$6.38
Total awards outstanding at December 31, 2010	83,911	$7.19

Total units vested	-
Total units non-vested	83,911	$7.19
Total shares outstanding at December 31, 2010	83,911	$7.19

Scheduled vesting for outstanding restricted stock units at December 31, 2010 is as follows:

	Year Ended December 31,
	2011	2012	2013	2014	Thereafter	Total

Scheduled vesting—restricted stock units	36,608	35,081	12,222	--	--	83,911

As of December 31, 2010, there was $0.46 million of net unrecognized compensation cost related to unvested restricted stock-based compensation arrangements. This compensation is recognized on a straight line basis resulting in approximately $0.25 million of the compensation expected to be expensed in the next twelve months, and the total unrecognized has a weighted average recognition period of 2.12 years.

We use the historical volatility of our stock price since January 5, 2006, the date we announced that we were becoming a public company, to estimate the future volatility of our stock. At this time we do not believe that there is a better objective method to predict the future volatility of our stock. We estimate the term of our option awards based on the full term of the award. To date we have had very few exercises of our options, and those exercises have occurred just before the expiration date of the awards. Since the strike price of most of our outstanding awards is greater than the price of our stock, generally awards have expired at the end of the term. We estimate the effect of future forfeitures of our grants based on an analysis of historical forfeitures of unvested grants, as we have no better objective basis for that estimate. The expense that we have recognized related to our grants of options and restricted stock includes the estimate for future pre-vest forfeitures. We will adjust the actual expense recognized as future pre-vest forfeitures occur. We have estimated that 1.8% and 4.9% of our option and restricted stock grants respectively, will be forfeited prior to vesting.

Assumptions used in the Black Scholes option-pricing model for the year ended December 31 2010 and 2009 were as follows:

	Year ended
	12/31/2010	12/31/2009

Average risk-free interest rate	3.53%	2.99%
Average expected life- years	10	10
Expected volatility	99.08%	98.49%
Expected dividends	0%	0%

Stock-based compensation expense includes the expense related to (1) grants of stock options, (2) grants of restricted stock, (3) stock issued as consideration for some of the services provided by our directors and strategic advisory council members, and (4) stock issued in lieu of cash to pay bonuses to our employees and contractors. We record stock-based compensation expenses in the caption with all of our other general and administrative expenses. Grants of stock options and restricted stock are awarded to our employees, directors, consultants and board members, and we recognize the fair market value of these awards ratably as they are earned. The expense related to payments in stock for services is recognized as the services are provided.

During the years ended December 31, 2010 and 2009, approximately $2.7 million and $4.8 million respectively, were recorded as total stock-based compensation. Stock-based compensation expense is recorded under the caption general and administrative expenses in the accompanying consolidated statement of operations.

Common Stock reserved for Future Issuance

Common stock reserved for future issuance consists of:

	Shares of
	Common
	Stock	Amount

Stock-based compensation	6,451	$28,500

Note 12. Business Segment Results

We have two principal business segments, which are (1) technology and (2) consulting services. These business segments were determined based on the nature of the operations and the services offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief decision-makers, in deciding how to allocate resources and in assessing performance. Our Chief Executive Officer, Chief Operating Officer/Chief Financial Officer have been identified as the chief operating decision makers. Our chief operating decision makers direct the allocation of resources to operating segments based on the profitability, the cash flows, and the business plans of each respective segment.

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The following tables show the operations of the Company’s reportable business segments for the years ended December 31, 2010 and 2009.

					Corporate and
	Consulting		Technology		Eliminations		Total
	2010	2009	2010	2009	2010	2009	2010	2009

Revenue	7,244,158	10,257,306	342,550	259,072	0	0	7,586,708	10,516,378

Segment Profit – Pre Tax	1,703,301	3,771,974	(1,522,275)	(1,597,699)	(7,744,507)	(9,407,587)	(7,563,481)	(7,233,312)

Total Assets	990,563	2,297,070	329,640	309,274	13,990,609	4,529,694	15,310,812	7,136,038

Property Additions	0	0	0	0	1,620	14,920	1,620	14,920

Interest Expense	0	0	0	0	0	0	0	0

Depreciation	0	0	786	206	26,214	25,276	27,000	25,482

Note 13. Subsequent Events

Effective this quarter, the Company implemented a new FASB accounting pronouncement, Subsequent Events. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of this accounting pronouncement did not impact our financial position or results of operations. The Company evaluated all events or transactions that occurred after December 31, 2010 up through the date these financial statements were issued. During this period the Company did not have any material recognizable subsequent events.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

LIGHTBRIDGE CORPORATION

Date: February 22, 2011	By: /s/ Seth Grae
Seth Grae
Chief Executive Officer,
President and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on February 22, 2011.

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