Form 10-Q
period 2011-03-31
LIGHTBRIDGE Corp
filed 2011-05-10
CIK 1084554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission File Number: 001-34487

LIGHTBRIDGE CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	91-1975651
-------------------------------------	-----------------------------
(State or other jurisdiction of	(I.R.S. Empl. Ident. No.)
incorporation or organization)

1600 Tysons Boulevard, Suite 550
Tysons Corner, VA 22102
(Address of principal executive offices, Zip Code)

(571) 730-1200
--------------------------------------------------
(Registrant’s telephone number, including area code)

-------------------------------------------------------------
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

Yes[ X ]   No [     ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [     ]   No[ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ X ]
Non-Accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [     ]   No[ X ]

The number of shares outstanding of each of the issuer’s classes of common equity, as of April 30, 2011 is as follows:

Class of Securities	Shares Outstanding
--------------------------------	-------------------------------
Common Stock, $0.001 par value	12,362,779

ITEM 1. FINANCIAL STATEMENTS

LIGHTBRIDGE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011 AND 2010

Lightbridge Corporation Condensed Consolidated Balance Sheets
	March 31
	2011	December 31,
	(Unaudited)	2010
ASSETS
Current Assets
Cash and cash equivalents	$3,014,361	$2,373,421
Marketable securities	8,473,708	10,461,357
Restricted cash	550,566	550,283
Accounts receivable - project revenue and reimbursable project costs	904,966	990,563
Deferred project costs	393,692	36,700
Prepaid expenses & other current assets	802,179	328,561
Total Current Assets	14,139,472	14,740,885
Property Plant and Equipment -net	66,422	72,179
Other Assets
Patent costs - net	399,139	377,262
Security deposits	120,486	120,486
Total Other Assets	519,625	497,748
Total Assets	$14,725,519	$15,310,812
LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,900,301	$2,088,362
Deferred revenue	935,240	98,110
Total Liabilities	2,835,541	2,186,472
Commitments and contingencies
Stockholders' Equity
Preferred stock, $0.001 par value, 50,000,000 authorized shares, no shares issued and outstanding	-	-
Common stock, $0.001par value, 500,000,000 authorized, 12,432,588 shares issued, 12,360,516 shares outstanding and 12,430,058 shares issued, 12,345,840 shares outstanding at March 31, 2011 and December 31, 2010, respectively	12,361	12,346
Additional paid in capital - stock and stock equivalents	69,746,123	69,370,261
Deficit	(57,925,506)	(56,286,767)
Common stock reserved for issuance, 11,350 shares and 6,451 shares at March 31, 2011 and December 31, 2010, respectively	57,000	28,500
Total Stockholders' Equity	11,889,978	13,124,340
Total Liabilities and Stockholders' Equity	$14,725,519	$15,310,812

The accompanying notes are an integral part of these condensed consolidated financial statements

Lightbridge Corporation Unaudited Condensed Consolidated Statements of Operations
	Three Months Ended
	March 31,
	2011	2010
Revenue:
Consulting Revenue	$1,578,094	$2,399,132
Cost of Consulting Services Provided	1,093,019	1,505,490
Gross Margin	485,075	893,642
Operating Expenses
General and administrative	1,727,186	2,372,263
Research and development expenses	499,640	204,743
Total Operating Expenses	2,226,826	2,577,006
Operating loss	(1,741,751)	(1,683,364)
Other Income and (Expenses)
Investment income	105,822	152
Other expenses	(2,810)	(546)
Total Other Income and Expenses	103,012	(394)
Net loss before income taxes	(1,638,739)	(1,683,758)
Income taxes	-	-
Net loss	$(1,638,739)	$(1,683,758)
Net Loss Per Common Share, Basic and diluted	$(0.13)	$(0.17)
Weighted Average Number of shares outstanding	12,353,251	10,168,412

The accompanying notes are an integral part of these condensed consolidated financial statements

Lightbridge Corporation Unaudited Condensed Consolidated Statements of Cash Flows
	Three Months Ended
	March 31,
	2011	2010
Operating Activities:
Net Loss	$(1,638,739)	$(1,683,758)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock based compensation	404,377	859,576
Depreciation and amortization	7,297	6,951
Unrealized loss on marketable securities	37,756	-
Changes in non-cash operating working capital items:
Accounts receivable - fees and reimbursable project costs	85,597	(226,145)
Prepaid expenses, deferred project costs and other assets	(830,610)	(101,428)
Accounts payable, accrued liabilities and other current liabilities	(188,061)	116,147
Deferred revenue	837,130	-
Net Cash Used In Operating Activities	(1,285,253)	(1,028,657)
Investing Activities:
Sales of marketable securities	1,949,893	-
Property and equipment	(1,540)	-
Patent costs	(21,877)	-
Net Cash Provided By Investing Activities	1,926,476	-
Financing Activities:
Restricted cash	(283)	-
Net Cash Provided by (Used In) Financing Activities	(283)	-
Net Increase (Decrease) In Cash and Cash Equivalents	640,940	(1,028,657)
Cash and Cash Equivalents, Beginning of Period	2,373,421	3,028,791
Cash and Cash Equivalents, End of Period	$3,014,361	$2,000,134
Supplemental Disclosure of Cash Flow Information
Cash paid during the year:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-Cash Financing Activity
Grant of Common Stock for Payment of Accrued Liabilities	$-	$702,651

The accompanying notes are an integral part of these condensed consolidated financial statements

Lightbridge Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2011 and 2010

Note 1. Lightbridge Corporation and Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Lightbridge Corporation and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2010, included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Nature Of Operations

We were incorporated in the state of Delaware on January 8, 1992, and changed our name to Thorium Power, Inc. (“TPI”) in April 2001. On February 14, 2006, Novastar Resources Ltd. (“Novastar”), entered into an Agreement and merged on October 6, 2006 with TPI. After the merger, we were known as Thorium Power, Ltd. and TPI became our wholly-owned subsidiary. On September 29, 2009 we changed our name from Thorium Power, Ltd. to Lightbridge Corporation (“Lightbridge” or the “Company”). We are engaged in two operating business segments, our Technology Business Segment and our Consulting Business Segment (see Note 9-Business Segment Results).

Technology Business Segment

We are developing innovative, proprietary nuclear fuel designs which we expect will significantly enhance the nuclear power industry’s economics and increase power output by: 1) Extending the fuel cycle length to 24 months or longer while simultaneously increasing the power output by up to 17% in existing pressurized water reactors (including Westinghouse 4-loop reactors, which are currently limited to an 18-month fuel cycle); 2) Enabling increased reactor power output (up to 30% increase) without changing the core size in new-build PWRs; and 3) Addressing the back-end of the fuel cycle concerns related to the volume of used fuel per kilowatt-hour as well as proliferation of weapons-usable materials. There are significant technology synergies among our primary fuel products due to utilization of the proprietary metallic fuel rod technology that is at the core of each of them. As a result, once completed, full-scale demonstration and qualification of the metallic fuel rod technology will simultaneously advance all of our product families currently under development.

We are currently focusing our development efforts on three primary fuel product lines: 1) all-uranium seed and blanket fuel for existing plants, 2) all-metal fuel (i.e., non-oxide fuel) for new build reactors, and 3) thorium-based seed and blanket fuel for both existing and new build reactors. Each of the fuel designs utilizes our metallic fuel rod technology.

The first nuclear fuel product line includes an all-uranium seed and blanket fuel that is particularly suitable for existing PWRs, though it can also be utilized in new build PWRs. We are developing two variants of this fuel technology for PWR reactors: (1) an all-uranium seed-and-blanket fuel for power uprate up to 10% and a 24-month fuel cycle, and (2) an all-uranium seed-and-blanket fuel for a power uprate up to 17% and a 24-month fuel cycle. A power uprate, coupled with a 24-month fuel cycle, can be a particularly attractive option for existing Westinghouse-type 4-loop PWRs that are currently limited to an 18-month fuel cycle due to fuel performance constraints attributed to conventional uranium oxide fuels. To accommodate up to a 17% power uprate, a number of reactor design modifications would be required, including upgrades to the primary and secondary systems. For uprates up to 10%, only relatively minor reactor system modifications would be required.

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
For the Three Months Ended March 31, 2011 and 2010

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

Consulting Business Segment

Our business model expanded with a consulting business segment being established in 2007, providing consulting and strategic advisory services to companies and governments planning to create or expand electricity generation capabilities using nuclear power plants. We had secured four contracts with successively larger values for consulting and strategic advisory services in the United Arab Emirates (“UAE”). On August 1, 2008, we signed separate consulting services agreements with two government entities; Emirates Nuclear Energy Corporation (“ENEC”) formed by Abu Dhabi, one of the member Emirates of the UAE and Federal Authority for Nuclear Regulation (“FANR”) formed by the government of UAE. Under these two agreements, we are to provide consulting and strategic advisory services over a contract term of five years starting from June 23, 2008, with automatic renewals of these contracts for one year periods.

In April 2010 and December 2010 we entered into agreements with the Gulf Cooperation Council (“GCC”) and the Kuwait National Nuclear Energy Committee (“Kuwait”) to evaluate the feasibility of developing and deploying a civil nuclear power program as one element of a strategy to meet future electricity generation needs.

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
For the Three Months Ended March 31, 2011 and 2010

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
For the Three Months Ended March 31, 2011 and 2010

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

Management anticipates, based on its current working capital and projected working capital requirements, that it will have enough working capital funds to sustain its current operations at its current operating level until sometime later in the year of 2012 or 2013. In support of our business plan regarding our research and development activities for developing our fuel designs, we will need to raise additional capital by way of an offering of equity securities, an offering of debt securities, a financing through a bank, or a strategic alliance with another entity. We may also need to raise additional capital sooner to support our overhead operation if the consulting business segment becomes non-sustaining. Currently, we are working on revenue opportunities with the overall goal of increasing our profitability and cash flow.

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

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, marketable securities and accounts receivable. Cash equivalents and marketable securities consist primarily of money market funds and mutual bond funds held with one major financial institution with a high credit standing. The underlying fixed-income investments of the money market and bond mutual funds are either United States Treasury securities or represent a diversified portfolio of investments. Accounts receivable are typically unsecured and are derived from revenues earned from customers located around the world. In 2011 and 2010, we generated approximately all of our revenues from customers based outside the U.S., with our customers located in the UAE, GCC, Kuwait and France. We perform ongoing evaluations to determine customer credit and we limit the amount of credit we extend, but generally we do not require collateral from our customers. We maintain reserves for estimated credit losses however no reserve has been set up for 2011 and 2010 as we have not incurred any credit losses from our customers, to date. Primarily all of our consulting revenues are from the ENEC and FANR contracts for the three months ended March 31, 2011 and 2010.

Revenue Recognition

The following table presents our revenues by business segment:

	2011	2010
Revenues:
Consulting	$1,578,094	$2,294,132
Technology	-	105,000
Total	$1,578,094	$2,399,132

Lightbridge Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2011 and 2010

Consulting Business Segment

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

Substantially all of our revenues are from the Executive Affairs Authority (“EAA”) of Abu Dhabi, one of the member Emirates of the UAE, and the related entities, ENEC and FANR. Revenues recognized from these contracts for 2011 and 2010 were recognized on a time and expense basis.

The revenue recognition from our GCC and Kuwait contracts are based on the completion and acceptance of defined contractual milestones. Milestone payments, which are generally based on the completion of certain deliverables in the contracts, are recognized as revenue when milestones are achieved, collectability is reasonably assured, and there are no significant future performance obligations in connection with the milestones. In those instances where the Company has collected fees or milestone payments but has significant future performance obligations related to the development of the product, it records deferred revenue and recognizes it over the period of the Company’s future obligations. Total deferred revenue as reported on the accompanying consolidated balance sheets from these two contracts at March 31, 2011 and December 31, 2010 was $935,240 and $98,110 respectively, representing deposits for consulting work to be performed at a future date.

Certain customer arrangements require evaluation of the criteria outlined in the accounting standards for reporting revenue “Gross as a Principal Versus Net as an Agent” in determining whether it is appropriate to record the gross amount of revenue and related costs, or the net amount earned as agent fees. Generally, when we are primarily obligated in a transaction, revenue is recorded on a gross basis. Other factors that we consider in determining whether to recognize revenue on a gross versus net basis include our assumption of credit risk, latitude in establishing prices, our determination of service specifications and our involvement in the provision of services. We have determined, based on the credit risk that we bear for collecting consulting fees, travel costs and other reimbursable costs from our customers, that in 2011 and 2010 we acted as a principal, and therefore we are recognizing as revenue all travel costs and other reimbursable costs billed to our customers.

Cost of revenues also includes the expenses associated with the operation of our consulting services including labor, travel expenses and other related consulting costs. All costs directly related to producing work under certain consulting agreements where revenue is recognized upon acceptance of certain contractual milestones by our customer, are first capitalized as deferred project costs. Deferred project costs are then recognized or amortized to an expense captioned “cost of consulting services provided” on the accompanying consolidated statement of operations, when the revenue is to be recognized upon delivery and acceptance of the defined contractual milestones or deliverables.

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
For the Three Months Ended March 31, 2011 and 2010

Cash and Cash Equivalents, Restricted Cash and Marketable Securities

We invest our excess cash primarily in money market mutual funds, and four mutual bond funds. We classify all highly liquid investments with stated maturities of three months or less from date of purchase as cash equivalents and all highly liquid investments with stated maturities of greater than three months as marketable securities. We hold cash balances in excess of the federally insured limits of $250,000 with two prominent financial institutions. We deem this credit risk not to be significant. Total cash held in checking accounts and a money market core cash account, as reported on the accompanying consolidated balance sheets, totaled approximately $3.0 million and $2.4 million at March 31, 2011 and December 31, 2010, respectively.

Restricted cash represents cash being held by one prominent financial institution that is being used as collateral for our corporate credit cards and our letters of credit issued to some of our customers. The total balance of restricted cash at March 31, 2011 and December 31, 2010 was approximately $550,000.

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

All marketable securities at March 31, 2011 (consisting of three Vanguard mutual bond funds and one Fidelity mutual money market fund) were purchased in August 2010, were classified as available-for-sale securities and were reported at their fair value (level 1). A level 1 measurement under the FASB pronouncements is the first tier of a three tier hierarchy for fair value measurements used in valuation methodologies. This valuation level allows for fair value measurements where the inputs are the quoted prices for the assets in the active markets. All of our marketable securities have quoted market prices.

The total quoted fair value of our marketable securities at March 31, 2011 was approximately $8.5 million. This amount was held in the following mutual funds, mutual money market fund - $0.4 million; Vanguard mutual bond funds –$8.1 million. The fair value of marketable securities at December 31, 2010 was approximately $10.5 million. This amount was held in the following mutual funds, Vanguard mutual money market fund - $0.4 million; four Vanguard mutual bond funds - $10.1 million.

The amount recorded as unrealized loss, capital gain or loss, interest and dividends received, as reported to us from the financial institutions in which they were reinvested, and that we reported under the caption of investment income in the accompanying consolidated statement of operations, totaled approximately $106,000 for the three months ended March 31, 2011. We elected the fair value option permitted under FASB ASC 825 to report the unrealized gains and losses from our marketable securities in our accompanying consolidated statement of operations instead of other comprehensive income and loss. The amount recorded as unrealized gain for the three months ended March 31, 2011 totaled approximately $38,000. The total cost basis of our marketable securities was approximately $8.1 million at March 31, 2011.

Research, Development and Related Expenses

These costs from our Technology business segment are charged to operations in the year incurred and are shown on a separate line on the accompanying Consolidated Statement of Operations. Research and development and related expenses totaled approximately $0.5 million and $0.2 million for the three months ended March 31, 2011 and 2010.

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
For the Three Months Ended March 31, 2011 and 2010

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

In April 2010, the FASB issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition (Topic 605): Milestone Method. ASU 2010-17 provides guidance on applying the milestone method of revenue recognition in arrangements with research and development activities. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.

Note 2. Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period except that it does not include unvested common shares subject to repurchase or cancellation. Diluted net income per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, warrants, restricted shares, and unvested common shares subject to repurchase or cancellation. The dilutive effect of outstanding stock options, restricted shares, restricted stock units, and warrants is not reflected in diluted earnings per share because we incurred net losses for the three months ended March 31, 2011 and 2010 and the effect of including these potential common shares in the diluted earnings per share calculations would be anti-dilutive and are therefore not included in the calculations.

The following table sets forth the computation of the basic and diluted loss per share:

	2011	2010
Numerator:
Net loss	$(1,638,739)	$(1,683,758)
Denominator:
Weighted-average common shares outstanding	12,353,251	10,168,412
Basic and diluted net loss per share	$(0.13)	$(0.17)

Note 3. Accounts Receivable – Project Revenue and Project Costs

The total accounts receivable from the ENEC and FANR was approximately $558,000 at March 31, 2011, and approximately $820,000 at December 31, 2010. These amounts represent 62 percent and 83 percent of the total accounts receivable reported of approximately $905,000 and $991,000 at March 31, 2011 and December 31, 2010 respectively.

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

The remaining accounts receivable reported at March 31, 2011 and December 31, 2010 from other contracts was approximately $347,000 and $171,000, respectively. Total unbilled accounts receivable reported on the accompanying consolidated balance sheets in accounts receivable of approximately $530,000 and $456,000 at March 31, 2011 and December 31, 2010 respectively, is for work that was billed to our clients in April 2011 and January 2011, respectively. Foreign currency transaction exchange losses were approximately $3,000 and $1,000 for the three months ended March 31, 2011 and 2010, respectively, which is reported in the caption other income and expense on the accompanying consolidated statement of operations.

Lightbridge Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2011 and 2010

Travel costs and other reimbursable costs under these contracts are reported in the accompanying statement of operations as both revenue and cost of consulting services provided, and totaled approximately $149,000 and $361,000 for the three months ended March 31, 2011 and 2010, respectively. The total travel and other reimbursable expenses that have not been reimbursed and are included in total accounts receivable reported above from our contracts were in the amount of approximately $106,000 and $67,000 at March 31, 2011 and December 31, 2010, respectively.

The GCC is obligated to pay the Company milestone payments contingent on the achievement of certain substantive deliverables under the contract. The final work product to be delivered under the contract with the GCC is to issue a feasibility report on regional cooperation in the development of civilian nuclear power for electricity and water desalination. These milestone events include completion of meetings with all GCC members; delivery of assumptions and methodology; submittal of a discussion paper; delivery of a preliminary report and delivery of a final feasibility report to the GCC members. The Company recognizes milestone payments from the GCC as revenue when the Company achieves the underlying contractual milestone, as milestone payments are not dependent on any other future activities or achievement of any other future milestones and the achievement of each of the contractual milestones were substantively at risk and contingent at the effective date of the contract. Substantial effort is involved in achieving each of the milestones. These milestones represent the culmination of discrete earnings processes, and the amount of each milestone payment is reasonable in relation with the level of effort associated with the achievement of the milestone. Each milestone payment is nonrefundable and non-creditable when made. Furthermore, these milestones are considered substantive because the consideration earned from the achievement of each milestone (a) is commensurate with the Company’s performance to achieve the milestone, (b) relates solely to past performance, and (c) is reasonable relative to all of the deliverables and payment terms (including other potential milestone consideration) within the arrangement. No revenue has been recognized from this GCC contract for the three months ended March 31, 2010 and deferred revenue of approximately $819,000 was recorded at March 31, 2011. As of this date the work contracted with Kuwait, for which milestone payments are also to be made under this contract, is not significant and deferred revenue of $116,000 was recorded at March 31, 2011.

Note 4. Accounts Payable and Accrued Liabilities

Accounts payable and accrued expenses consisted of the following:
	2011	2010
Trade payables	$289,269	$361,344
Accrued expenses and other	788,255	694,531
Accrued payroll liabilities	822,777	1,032,487
Total	$1,900,301	$2,088,362

Note 5. Income Taxes

Our tax provision is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2010 and 2009 annual effective tax rate is estimated to be at a combined 40% for the U.S. federal and states statutory tax rate.

As of March 31, 2011 and December 31, 2010, there were no tax contingencies recorded.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting, and the amounts recognized for income tax purposes. The significant components of deferred tax assets (at a 40% effective tax rate) as of March 31, 2011 and December 31, 2010 respectively, are as follows:

Lightbridge Corporation Notes to Unaudited Condensed Consolidated Financial Statements For the Three Months Ended March 31, 2011 and 2010

Deferred Tax Assets	Total Amount		Deferred Tax Asset Amount
	2011	2010	2011	2010
Capitalized start-up costs	$5,973,739	$6,101,739	$2,389,496	$2,440,696
Stock-based compensation	20,388,918	20,073,918	8,155,567	8,029,567
Net operating loss carryforward	26,316,422	24,992,683	10,526,569	9,997,073
Less: valuation allowance	(52,679,079)	(51,168,340)	(21,071,632)	(20,467,336)
	$--	$--	$-	$-

We have a net operating loss carry-forward for federal and state tax purposes of approximately $26 million at March 31, 2011 that is available to offset future taxable income, that will begin to expire in the year 2021. For financial reporting purposes, no deferred tax asset was recognized because at March 31, 2011 and December 31, 2010 substantially all of the net operating losses are presently expected to expire unused. As a result, the amount of the deferred tax assets considered realizable was reduced 100% by a valuation allowance. The change in the valuation allowance was approximately $604,000 and $3,136,000 for the three months ended March 31, 2011 and the year ended December 31, 2010, respectively. Many of the Company’s operating expenses in its 2007 and 2006 tax years were classified under the Internal Revenue Code as capitalized “Start-up Costs” which were not deductible for tax purposes until 2008.

The Company files a consolidated tax return with its subsidiaries.

Note 6. Commitments and Contingencies

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

Operating Leases

We entered into an agreement to lease new office space under the terms of a sublease with a term of 65 months commencing August 1, 2008. Under the terms of the sublease, the lease payments are inclusive of pass-through costs, which include real estate taxes and standard operating expenses. We paid the security deposit related to this sublease agreement in the amount of $120,486. We pay monthly rental fees in the amount of approximately $43,000 in accordance with the sublease agreement plus parking fees, and payments increase by a factor of 4% each year thereafter. The monthly straight-line rental expense from August 1, 2008 to December 1, 2013 is $45,189. As a result of the straight-line rent calculation generated by the one free rent period and rent escalation, we have recorded in the accrued liabilities a deferred rent credit of $73,238 at March 31, 2011 and December 31, 2010.

Future estimated rental payments under our operating leases are as follows:
Total
Year ending - December 31, 2011	$564,109
Year ending - December 31, 2012	586,136
Year ending - December 31, 2013	609,016
Total minimum lease payments	$1,759,261

Lightbridge Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2011 and 2010

Letters of Credit

At March 31, 2011 we had outstanding letters of credit of approximately $212,060, which is collateralized with our restricted cash, associated with our consulting contracts that we entered into in 2010 with two new governments.

Note 7. Research and Development Costs

Research Costs

Research and development costs, included in the accompanying consolidated statement of operations amounted to approximately $0.5 million and $0.2 million for the three months ended March 31, 2011 and 2010, respectively. Total cumulative research and development expenses amounted to approximately $10 million from January 8, 1992 (date of inception of Lightbridge) to March 31, 2011.

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

In October 2009 we entered into an umbrella agreement, or the SOSNY Agreement, with Russian Limited Liability Research and Development Company, or SOSNY. SOSNY will serve as our prime contractor in Russia to manage the research and development activities related to the lead test assembly, or LTA, program for Russian designed VVER-1000 reactors. SOSNY is a leading Russian commercial nuclear entity specializing in front-end and back-end nuclear fuel cycle management and logistics services. Specific work will be carried out under individual task orders to be issued under the SOSNY Agreement. The scope, deliverables, and costs are to be agreed to between the parties for each individual task order. On June 17, 2010, TPI entered into Task Order No. 1 with SOSNY whereby TPI is obligated to pay to SOSNY a total of $234,161 for certain R&D work to be completed and all deliverables to be submitted to TPI by March 31, 2011. As of March 31, 2011, a total of 2,832,000 Rubles (approximately $94,000 at the March 31, 2011 exchange rate) worth of work was completed by SOSNY and its subcontractors and paid. The remaining portion will be paid upon completion of the remaining milestones stipulated in the Task Order No. 1.

In addition to the above agreements, there are consulting agreements with several consultants working on various projects for us, which total approximately $10,000 per month.

Note 8. Stockholders’ Equity

At March 31, 2011 there are 500,000,000 shares of authorized common stock. Total common stock outstanding at March 31, 2011 and December 31, 2010 was 12,360,516 and 12,345,840, respectively. At March 31, 2011, there were 11,350 shares reserved for future issuance, 1,034,996 stock warrants, 92,552 unvested restricted stock shares and 1,839,021 stock options outstanding, all totaling 15,338,435 of total stock and stock equivalents outstanding at March 31, 2011.

Lightbridge Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2011 and 2010

Stock Options and Restricted Stock Grants

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

Total stock options outstanding at March 31, 2011 were 1,839,021 of which 1,441,895 of these options were vested at March 31, 2011. Stock option expense was approximately $315,000 and approximately $728,000 for the three months ended March 31, 2011 and 2010, respectively.

Stock option transactions to the employees, directors, advisory board members and consultants are summarized as follows for the three months ended March 31, 2011 were as follows:

2011
Beginning of the year	1,772,348
Granted	69,423
Exercised	-
Forfeited	(2,750)
Expired	-
End of period	1,839,021
Options exercisable	1,441,895

The above table includes options issued as of March 31, 2011 as follows:

i).	A total of 473,540 non-qualified 5-10 year options have been issued, and are outstanding, to advisory board members at exercise prices of $4.50 to $14.40 per share.
ii).	A total of 1,143,522 non-qualified 5-10 year options have been issued, and are outstanding, to our directors, officers and employees at exercise prices of $5.53 to $23.85 per share. From this total, 665,088 options are outstanding to the Chief Executive Officer who is also a director, with remaining contractual lives of 4.9 to 10 years. All other options issued have a remaining contractual life ranging from 0.5 years to 10 years.
iii).	A total of 221,959 non-qualified 5-10 year options have been issued, and are outstanding, to our consultants at exercise prices of $6.30 to $19.20 per share.

Lightbridge Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2011 and 2010

The following table provides certain information with respect to the above-referenced stock options that are outstanding and exercisable at March 31, 2011:

	Stock Options Outstanding		Stock Options Vested
	Weighted
	Average
	Remaining			Weighted
	Contractual Life	Number of	Number of	Average
Exercise Prices	- Years	Awards	Awards	Exercise Price
$4.50 - $8.70	7.60	874,771	477,645	$6.68
$9.00 - $12.90	5.46	163,717	163,717	$10.65
$13.20-$18.90	3.47	560,533	560,533	$14.57
$23.85	4.88	240,000	240,000	$23.85
Total	5.79	1,839,021	1,441,895	$13.06

The aggregate intrinsic value of stock options outstanding at March 31, 2011 was $263,974, of which $159,622 related to vested awards. Intrinsic value is calculated based on the difference between the exercise price of the underlying awards and the quoted price of our common stock as of the reporting date ($5.77 per share as of the close on March 31, 2011).

Restricted Stock Award Activity
The following summarizes our restricted stock unit activity:
		Weighted
		Average
		Grant
		Date Fair
	Number of Units	Value
Total awards outstanding at December 31, 2010	83,911	$7.19
Units granted	23,010	$5.57
Units Exercised/Released	(14,369)	$8.59
Total awards outstanding at March 31, 2011	92,552	$6.57
Total units vested	-
Total units non-vested	92,552	$6.57
Total shares outstanding at March 31, 2011	92,552	$6.57

Scheduled vesting for outstanding restricted stock units at March 31, 2011 is as follows:

	Year Ended December 31,
	2011	2012	2013	2014	Thereafter	Total
Scheduled vesting—restricted stock units	21,894	41,602	21,272	7,784	--	92,552

Lightbridge Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2011 and 2010

As of March 31, 2011, there was $0.5 million of net unrecognized compensation cost related to unvested restricted stock-based compensation arrangements. This compensation is recognized on a straight line basis resulting in approximately $0.28 million of the compensation expected to be expensed in the next twelve months, and the total unrecognized has a weighted average recognition period of 1.88 years.

We use the historical volatility of our stock price since January 5, 2006, the date we announced that we were becoming a public company, to estimate the future volatility of our stock. At this time we do not believe that there is a better objective method to predict the future volatility of our stock. We estimate the term of our option awards based on the full term of the award. To date we have had very few exercises of our options, and those exercises have occurred just before the expiration date of the awards. Since the strike price of most of our outstanding awards is greater than the price of our stock, generally awards have expired at the end of the term. We estimate the effect of future forfeitures of our grants based on an analysis of historical forfeitures of unvested grants, as we have no better objective basis for that estimate. The expense that we have recognized related to our grants of options and restricted stock includes the estimate for future pre-vest forfeitures. We will adjust the actual expense recognized as future pre-vest forfeitures occur. We have estimated that 1.6% and 4.8% of our option and restricted stock grants respectively, will be forfeited prior to vesting.

Assumptions used in the Black Scholes option-pricing model for the three months ended March 31, 2011 and the year ended December 31 2010 were as follows:

		Year ended
	3/31/2011	12/31/2010
Average risk-free interest rate	3.28%	3.53%
Average expected life- years	10	10
Expected volatility	94.39%	99.08%
Expected dividends	0%	0%

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

During the three months ended March 31, 2011 and 2010, approximately $404,000 and $859,000 respectively, were recorded as total stock-based compensation. Stock-based compensation expense is recorded under the caption general and administrative expenses in the accompanying consolidated statement of operations.

Common Stock reserved for Future Issuance
Common stock reserved for future issuance consists of:
	Shares of
	Common
	Stock	Amount
Stock-based compensation	11,350	$57,000

Lightbridge Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2011 and 2010

Note 9. Business Segment Results

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

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The following tables show the operations of the Company’s reportable business segments for the three months ended March 31, 2011 and 2010.

					Corporate and
	Consulting		Technology		Eliminations		Total
	2011	2010	2011	2010	2011	2010	2011	2010
Revenue Segment	1,578,094	2,294,132	-	105,000	-	-	1,578,094	2,399,132
Profit – Pre Tax	306,312	612,816	(499,640)	(164,449)	(1,445,411)	(2,132,125)	(1,638,739)	(1,683,758)
Total Assets Property	1,298,658	2,650,113	399,139	224,432	13,027,722	3,553,459	14,725,519	6,428,004
Additions Interest	-	-	-	-	1,540	-	1,540	-
Expense	-	-	-	-	-	-	-	-
Depreciation	-	-	-	-	7,297	6,951	7,297	6,951

Note 10. Subsequent Events

The Company evaluated all events or transactions that occurred after March 31, 2011 up through the date these financial statements were issued. During this period the Company did not have any material recognizable subsequent events.

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

  our ability to attract new customers,

  our ability to employ and retain qualified employees and consultants that have experience in the Nuclear Industry,

  competition and competitive factors in the markets in which we compete,

  general economic and business conditions in the local economies in which we regularly conduct business, which can affect demand for the Company’s services,

  changes in laws, rules and regulations governing our business,

  development and utilization of our intellectual property,

  potential and contingent liabilities,

  the risks identified in the “Risk Factors” section of the Company’s Annual Report on Form 10-K, and other risks identified in this Report.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is intended to help the reader understand Lightbridge Corporation, our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes thereto contained in “Item 1. Financial Statements of this report. This overview summarizes the MD&A, which includes the following sections:

  Our Business — a general overview of our two business segments, the material opportunities and challenges of our business;

  Critical Accounting Policies and Estimates — a discussion of accounting policies that require critical judgments and estimates;

  Operations Review — an analysis of our Company’s consolidated results of operations for the two periods presented in our consolidated financial statements. Except to the extent that differences among our operating segments are material to an understanding of our business as a whole, we present the discussion in the MD&A on a consolidated basis; and

  Liquidity, Capital Resources and Financial Position — an analysis of cash flows; an overview of financial position.

The following discussion contains forward-looking statements that involve risks, uncertainties, and assumptions such as statements of our plans, objectives, expectations, and intentions. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events.

Our Business

General Overview

We are a leading nuclear fuel technology company, and participate in the nuclear power industry in the U.S. and internationally. Our business operations can be categorized into two segments: (i) we are a developer of next generation nuclear fuel technology that has the potential to significantly uprate the power output of reactors, reducing the per-megawatt-hour cost of generating nuclear energy, and reducing nuclear waste and proliferation, and (ii) we are a provider of nuclear power consulting and strategic advisory services to commercial and governmental entities worldwide.

Our Nuclear Fuel Technology Business Segment

The Nature of Our Proprietary Technology Development Activities

We are developing innovative, proprietary nuclear fuel designs that can significantly enhance the nuclear power industry’s economics and increase power output by: 1) Extending the fuel cycle length to 24 months or longer while simultaneously increasing the power output by up to 17% in existing pressurized water reactors (including Westinghouse 4-loop reactors, which are currently limited to an 18-month fuel cycle); 2) Enabling increased reactor power output (up to 30% increase) without changing the core size in new-build PWRs; and 3) Addressing the back-end of the fuel cycle concerns related to the volume of used fuel per kilowatt-hour as well as proliferation of weapons-usable materials. There are significant technology synergies among our primary fuel products due to utilization of our proprietary metallic fuel rod technology that is at the core of each of them. As a result, full-scale demonstration and qualification of the metallic fuel rod technology simultaneously advances all of our product families currently under development.

In response to the challenges associated with conventional oxide fuels, we are developing an innovative, proprietary metallic fuel technology, that is capable of significantly higher burn-up and power density compared to conventional oxide fuels. We believe our fuel designs will allow current and new-build nuclear reactors to safely increase power production and reduce the initial capital investment and operations and maintenance costs on a per kilowatt-hour basis. In addition to the projected electricity production cost savings, we believe that our technology can result in utilities or countries needing to deploy fewer new reactors to generate the same amount of electricity. For utilities or countries that already have operating reactors, our technology could be utilized to increase the power output of those reactors as opposed to building new reactors. Further, we believe that the fuel fabrication or manufacturing process for this new fuel design is simpler, which we expect could lower fuel fabrication costs.

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

Our consulting services are expert and relationship based, with particular emphasis on key decision makers in senior positions within governments or companies, as well as focus on overall management of nuclear energy programs. To date, substantially all of our revenues are derived from our consulting and strategic advisory services business segment, which primarily provides nuclear consulting services to entities within the United Arab Emirates, our first significant consulting and strategic advisory client. In April 2010 and December 2010, we began to provide consulting services in additional countries, including the member states of the Gulf Cooperation Council and Kuwait. We have also provided nuclear safety consulting advice to U.S. nuclear utilities.

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

Various industry efforts currently underway to meet the growing demand for more electric power output from the same reactor core size, and to create a more efficient fuel cycle, with improved safety, reliability and extended fuel cycle length, are largely focused on stretching the limits of conventional oxide fuels. While this strategy has worked well in the past, now almost all of the available fuel performance margins with conventional oxide fuels have been utilized. However, due to a risk-averse nature of the major industry players and a significant capital investment made in existing infrastructure supporting conventional oxide fuels, major fuel vendors are reluctant to take on early risks associated with fuel development programs on next generation nuclear fuel designs. As a result, we are well positioned to take advantage of this market opportunity by developing next generation fuel designs that can meet the needs of the power generator.

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

In addition, we recognize that a successful commercialization strategy is highly dependent upon the interest in its nuclear fuel designs from nuclear power plants which are the ultimate fuel product user. If we are successful in generating sufficient interest from one or more nuclear power plants in evaluating our fuel technology for potential use, we believe it would make it easier to find a major fuel fabricator that would be willing to partner with us in order to offer that fuel product to the nuclear power generator.

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

We measure the fair value of stock options on the date of grant using a Black-Scholes option-pricing model which requires the use of several estimates, including:

  the volatility of our stock price;

  the expected life of the option;

  risk free interest rates; and

  expected dividend yield.

Prior to the completion of our merger in October 2006, we had limited historical information on the price of our stock as well as grantees’ stock option exercise behavior for stock options issued prior to the merger. As a result, we could not rely on historical experience alone to develop assumptions for stock price volatility and the expected life of options. As such, our stock price volatility was estimated with reference to our historical stock price for the time period before the merger, from the date the announcement of the merger was made. We utilized the closing prices of our publicly-traded stock from the announcement date in January 2006 to determine our volatility and we have continued to use our historical stock price closing prices to determine our volatility.

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

The revenue recognition from our Kuwait and GCC contracts will be based on the completion and acceptance of contractual milestones.

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

Intangibles

As presented on the accompanying balance sheet, we had patents with a net book value of approximately $399,000 as of March 31, 2011. There are many assumptions and estimates that may directly impact the results of impairment testing, including an estimate of future expected revenues, earnings and cash flows, and discount rates applied to such expected cash flows in order to estimate fair value. We have the ability to influence the outcome and ultimate results based on the assumptions and estimates we choose for testing. To mitigate undue influence, we set criteria that are reviewed and approved by various levels of management. The determination of whether or not intangible assets have become impaired involves a significant level of judgment in the assumptions. Changes in our strategy or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets.

Contingencies

Management assesses the probability of loss for certain contingencies and accrues a liability and/or discloses the relevant circumstances, as appropriate. Management believes that any liability to the Company that may arise as a result of having to pay out additional expenses that may have a material adverse effect on the financial condition of the Company taken as a whole should be disclosed. Refer to Note 6 to the Notes to Consolidated Financial Statements.

Recent Accounting Standards and Pronouncements

Refer to Note 1 of Notes to Consolidated Financial Statements for a discussion of recent accounting standards and pronouncements.

Business Segments and Periods Presented

We have provided a discussion of our results of operations on a consolidated basis and have also provided certain detailed segment information for each of our business segments below for the three months ended March 31, 2011 and 2010, in order to provide a meaningful discussion of our business segments. We have organized our operations into two principal segments: Consulting and Fuel Technology. We present our segment information along the same lines that our chief executives review our operating results in assessing performance and allocating resources.

					Corporate and
	Consulting		Technology		Eliminations		Total
	2011	2010	2011	2010	2011	2010	2011	2010
Revenue	1,578,094	2,294,132	-	105,000	-	-	1,578,094	2,399,132
Segment Profit – Pre Tax	306,312	612,816	(499,640)	(164,449)	(1,445,411)	(2,132,125)	(1,638,739)	(1,683,758)
Total Assets	1,298,658	2,650,113	399,139	224,432	13,027,722	3,553,459	14,725,519	6,428,004
Property Additions	-	-	-	-	1,540	-	1,540	-
Interest Expense	-	-	-	-	-	-	-	-
Depreciation	-	-	-	-	7,297	6,951	7,297	6,951

Technology Business

Over the next 12 to 15 months we expect to incur approximately $5 million in research and development expenses related to the development of our proprietary nuclear fuel designs. We spent approximately $0.5 million and $0.2 million for research and development during the three months ended March 31, 2011 and 2010, respectively.

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

Last year we began working with the Idaho National Laboratory (INL) on the continued development of our technology. Following an extensive independent technical evaluation by INL of the proposal for capsule irradiation testing of Lightbridge’s metallic fuel samples in the Advanced Test Reactor at INL, the US Department of Energy (DOE) approved the project in June 2010. Lightbridge will fund the fabrication of metallic fuel samples in Russia and their shipment to INL. DOE is expected to fund the capsule irradiation testing and post-irradiation examination work. Currently, Lightbridge is in the experiment planning stage with INL and Texas A&M University on this project and planning activities with its Russian partners.

In addition, the Company has made considerable progress against its technology development roadmap during the past quarter, including the following developments:

  Preparations for testing at the reactor in Russia are already underway. We have visited the test reactor facilities in Russia where our fuels will be tested and begun preparations for this testing. In April, we signed a memorandum of understanding with the Research Institute of Atomic Reactors in Dimitrovgrad where the MIR research reactor is located in Russia

  The thermal-hydraulic and vibration testing on a VVER seed and blanket fuel assembly mockup is currently underway and is expected to be completed in the next quarter. The results of this testing will be submitted for publication in a peer-reviewed journal.

  Idaho National Laboratory (INL) is in the process of completing a comprehensive independent analysis of the Lightbridge thorium-based seed and blanket technology. As an independent review, INL is funding and providing the personnel required to complete the analysis. The evaluation is expected to cover both the metallic zirconium-uranium seed and the thorium-uranium dioxide blanket. The results of the study will be submitted to the US Department of Energy (DOE). We will provide an update when the report is made publicly available by DOE.

  We prepared and issued a white paper on the safety attributes of our metallic fuel technology which has been posted to our corporate website. The main conclusion of the white paper is that the inherent characteristics of our metal fuel technology, particularly the increased heat transfer capability resulting in lower fuel operating temperature and improved cladding integrity due to a metallurgical bond between the fuel and the cladding, are expected to contribute to increased safety margins during normal reactor operation and certain off-normal events.

  We are in discussions with government and commercial entities for collaborative development efforts on our lead test assembly program going forward.

  Lightbridge development efforts resulted in the filing of new patent applications in the US to cover our all-uranium seed and blanket fuel technology for power uprates and longer fuel cycles.

Consulting Services Business

At the present time, substantially all of our revenue for the three months ended March 31, 2011 and 2010, from our consulting and strategic advisory services business segment is derived by offering services to governments outside of the U.S. planning to create or expand electricity generation capabilities using nuclear power plants. The fee type and structure that we offer for each client engagement is dependent on a number of variables, including the complexity of the services, the level of the opportunity for us to improve the client’s electricity generation capabilities using nuclear power plants, and other factors. Our revenues totaling approximately $1.6 million and $2.4 million for the three months ended March 31, 2011 and 2010, respectively, have been derived primarily from our continuing work under the August 1, 2008 agreements, and follow-on agreements in 2009, with the Executive Affairs Authority, or EAA, of Abu Dhabi, and with the Emirates Nuclear Energy Corporation, or ENEC, and the Federal Authority for Nuclear Regulation, or FANR. We entered into next phase follow-on agreements in March 2009 and July 2009 to continue our consulting services under the ENEC and FANR agreements for 2011. Revenue was recognized on a time and expense basis for the three months ended March 31, 2011 and 2010 for the ENEC and FANR contracts. For our contracts with Kuwait and the Gulf Cooperation Council, revenue is recognized upon the achievement of contractual milestones and the acceptance by our customer of our work.

Consolidated Results of Operations

The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Three Months Ended
	March 31,
	2011	2010
Consolidated Statements of Income Data:
Revenues	100%	100%
Costs and expenses:
Cost of revenues	69%	63%
Gross Profit	31%	37%
Research and development	32%	9%
General and administrative	109%	99%
Total costs and expenses	141%	108%
Loss from operations	110%	71%
Investment income and other, net	7%	0%
Loss before income taxes	103%	71%
Provision for income taxes	0%	0%
Net loss	103%	71%

Revenue

The following table presents our revenues, by business segment, for the periods presented:

	Three Months Ended March 31,
	2011	2010
Consulting Segment Revenues
ENEC and FANR (UAE)	$1,546,594	2,231,132
Other	31,500	63,000
Total	1,578,094	2,294,132
Technology Segment Revenues	-	105,000
Total Revenues	$1,578,094	2,399,132

The decrease in our revenues from 2010 to 2011 resulted from the decrease in the work performed for our ENEC project. Our consulting projects with ENEC and FANR are being performed pursuant to ongoing requests to work on specific projects on a time and expense basis as needed. The future revenue to be earned and recognized under both the ENEC and FANR agreements will depend upon agreed upon work plans which can differ from the revenue amounts initially planned to be earned under these agreements.

For our contracts with Kuwait and the Gulf Cooperation Council, deferred revenue recorded at March 31, 2011 was $935,240. This revenue will be recognized in future periods based upon the achievement of contractual milestones and the acceptance by our customer of our work.

We believe that in 2011 we will obtain contracts from other governments interested in deploying nuclear power in their countries, based on our commitment to providing consulting services that are relevant and objective in exploring the use of nuclear power, which in turn we expect will increase our future consulting revenue.

Costs and Expenses

The following table presents our cost of services provided, by business segment, for the periods presented:

Cost of Services Provided
	Three Months Ended March 31,
	2011	2010
Consulting	$1,093,019	$1,465,208
Technology	-	40,282
Total	$1,093,019	$1,505,490

These expenses related to the consulting, professional, administrative and other support costs allocated to our technology and consulting projects, which were incurred to perform and support the work done for our consulting projects with ENEC, FANR and our AREVA contract. The billing rates to us from our consultants who provide services under our consulting contracts predominantly remained the same in 2011 and 2010. The decrease in the consulting costs was a result in the decrease of work performed under the ENEC contract.

If consulting revenues increase in 2011, we expect cost of services provided will increase in dollar amount and may increase as a percentage of revenues in 2011 and in future periods.

Research and Development

The following table presents our research and development expenses:
	Three Months Ended March 31,
	2011	2010
Research and development expenses	$499,640	$204,743

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

General and Administrative Expenses.

The following table presents our general and administrative expenses:
	Three Months Ended March 31,
	2011	2010
General and administrative expenses	$1,727,186	$2,372,263

General and administrative expenses consist primarily of compensation and related costs for personnel and facilities, stock-based compensation, finance, human resources, information technology, and fees for consulting and other professional services. Professional services are principally comprised of outside legal, audit, strategic advisory services and outsourcing services.

General and administrative expenses decreased approximately $0.7 million from 2010 to 2011. This decrease was primarily related to the decrease in stock-based compensation expense of $0.5 million as a result of a significant amount of equity awards which fully vested in 2010. We expect our general and administrative expenses may increase in future periods due to the expansion of our technology and consulting and strategic advisory services business segments and the hiring of new officers, employees and consultants to help further develop and support our technology and consulting and strategic advisory services segments.

Interest Income and Other, Net

Interest income and other, net increased $0.1 million from 2011 to 2010. This increase was primarily driven by an increase in investment income due to our higher cash and marketable securities balances resulting from our July 2010 fundraise.

Provision for Income Taxes

The following table presents our provision for income taxes. Our effective tax rate for the periods presented is 40%.

	Three Months Ended March 31,
	2011	2010
Provision for income taxes	$0.0	$0.0

We incurred a net loss for both 2011 and 2010 and took a 100% valuation allowance against all deferred tax assets. Therefore we did not have a provision for taxes for both 2011 and 2010.

Liquidity and Capital Resources

As of March 31, 2011, we had total cash and cash equivalents of approximately $3.0 million and marketable securities of $8.5 million. The following table provides detailed information about our net cash flow for all financial statements periods presented in this Report.

Cash Flow
	Three Months Ended March 31,
	2011	2010
Net cash provided by (used in) operating activities	$(1,285,253)	$(1,028,657)
Net cash provided by (used in) investing activities	$1,926,476	$0
Net cash provided by (used in) financing activities	$(283)	$0
Net cash inflow (outflow)	$640,940	$(1,028,657)

Operating Activities

Net cash used in our operating activities increased by approximately $0.2 million for the three months ended March 31, 2011 as compared to 2010. This increase in cash used was primarily due to the decrease in our revenues resulting in a decrease in our revenue cash collections of approximately $0.5 million and an increase in cash payments made toward prepayments, deferred project costs and other expenses of $1.2 million. This increase in cash used in operating activities was primarily offset by a decrease in cash payments for our accounts payable and accrued liabilities of approximately $0.7 million and an increase in our deferred revenue of $0.8 million.

Investing Activities

Net cash provided by our investing activities for the three months ended March 31, 2011 as compared to 2010, increased by approximately $1.9 million, which was due to the sale of marketable securities of approximately $1.9 million.

Financing Activities

There were no significant changes in our net cash provided by (used in) our financing activities for the three months ended March 31, 2011 and 2010.

We anticipate entering into other consulting and technology agreements with our existing and new potential clients that will generate additional revenues for us in 2011 and beyond. If we do not enter into any new agreements, we anticipate that our cash position will meet our anticipated working capital needs until later in the year 2012 or 2013.

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

ITEM 4. CONTROLS AND PROCEDURES.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Internal Controls Over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal control over financial reporting and include in this Quarterly Report on Form 10-Q a report on management’s assessment of the effectiveness of our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of March 31, 2011, and was effective during the entire quarter ended March 31, 2011.

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

As a result of a major nuclear accident at the Fukushima nuclear power plant in Japan that is believed to have been caused by a massive tsunami produced by a strong earthquake that occurred on March 11, 2011, public opposition to nuclear power could increase, resulting in a slow down in, or a complete halt to, new construction of nuclear power plants and an early shut down of existing power plants and the narrowing of our potential target market.

Successful execution of our business model is dependent upon public support for nuclear power in the United States and other countries. Nuclear power faces strong opposition from certain competitive energy sources, individuals and organizations. A major nuclear accident that occurred at the Fukushima nuclear power plant in Japan that is believed to have been caused by a major tsunami wave produced by a strong earthquake that hit Japan on March 11, 2011, could have a significant adverse effect on public opinion about nuclear power and the favorable regulatory climate needed to introduce new nuclear technologies. Strong public opposition could hinder the construction of new nuclear power plants and lead to early shut-down of the existing nuclear power plants. Furthermore, nuclear fuel fabrication and the use of new nuclear fuels in reactors must be licensed by the U.S. Nuclear Regulatory Commission and equivalent governmental authorities around the world. In many countries, the licensing process includes public hearings in which opponents of the use of nuclear power might be able to cause the issuance of required licenses to be delayed or denied. Following the Fukushima nuclear accident, some countries have announced their plans to delay, scale down or cancel deployment of new nuclear power plants while others, such as Germany, have temporarily suspended the operation of their existing nuclear power plants until a safety review is completed.

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

Much of our present research activities are being conducted in Russia. Our research operations conducted in Russia are subject to various political risks and uncertainties inherent in the country of Russia. If U.S.-Russia relations deteriorate, the Russian government may decide to scale back or even cease completely its cooperation with the United States on various international projects, including nuclear power technology development programs. If this should happen, our research and development program in Russia could be scaled back or shut down, which could cause development program schedule delays and may require additional funding to access alternative testing facilities outside of Russia. Furthermore, the Russian institutes or nuclear entities engaged in our project are highly regulated and, in many instances, are controlled by the Russian government. The Russian government could decide that the nuclear scientists engaged in our project in Russia or testing facilities employed in our project should be redirected to other high priority national projects in the nuclear sector which could lead to development program schedule delays. Finally, certain future research and development activities to be performed by Russian entities under contract with us will require formal authorization from the Russian State Atomic Energy Corporation, or “Rosatom”, which owns those entities and is the main Russian government agency that oversees Russia’s civil nuclear power industry. Rosatom requires that all collaborative projects with U.S. entities fall into one of the collaboration areas outlined in a government-to-government agreement that was entered into by and between the United States and Russia soon after the 123 agreement on peaceful nuclear cooperation between the two countries came into force (which occurred in late 2010). In addition, Rosatom requires that the U.S. Department of Energy, or DOE, issue an official endorsement of each commercial project proposed for collaboration between a U.S. entity and Rosatom. Without such DOE endorsement and designation of the project by DOE as consistent with one of the collaboration areas outlined in the above-mentioned government-to-government agreement, Rosatom is unlikely to cooperate and participate in the proposed project. Lightbridge is currently in discussions with DOE on obtaining the official endorsement of its project required by Rosatom.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS

There were no unregistered sales of equity securities during the fiscal quarter ended March 31, 2011.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the fiscal quarter ended March 31, 2011.

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

Date: May 10, 2011

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