Form 10-Q
period 2011-06-30
LIGHTBRIDGE Corp
filed 2011-08-09
CIK 1084554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

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

___________________________________________________________
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

Large Accelerated Filer [ ]	Accelerated Filer [ X ]
Non-Accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [     ]   No[ X ]

The number of shares outstanding of each of the issuer’s classes of common equity, as of July 22, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	12,363,080

ITEM 1 FINANCIAL STATEMENTS

LIGHTBRIDGE CORPORATION
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

Lightbridge Corporation
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,294,332	$2,373,421
Marketable securities	8,613,011	10,461,357
Restricted cash	551,190	550,283
Accounts receivable - project revenue and reimbursable project costs	1,290,392	990,563
Prepaid expenses & other current assets	812,635	365,261
Total Current Assets	12,561,560	14,740,885

Property, Plant and Equipment -net	59,828	72,179

Other Assets
Patent costs - net	422,141	377,262
Security deposits	120,486	120,486
Total Other Assets	542,627	497,748

Total Assets	$13,164,015	$15,310,812

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$1,477,010	$2,088,362
Deferred revenue	578,400	98,110
Total Liabilities	2,055,410	2,186,472

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.001 par value, 50,000,000 authorized shares, no shares issued and outstanding	-	-
Common stock, $0.001par value, 500,000,000 authorized, 12,432,588 shares issued, 12,362,929 shares outstanding and 12,430,058 shares issued, 12,345,840 shares outstanding at June 30, 2011 and December 31, 2010, respectively	12,363	12,346

Additional paid in capital - stock and stock equivalents	70,098,180	69,370,261
Deficit	(59,087,438)	(56,286,767)
Common stock reserved for issuance, 19,226 shares and 6,451 shares at June 30, 2011 and December 31, 2010, respectively	85,500	28,500
Total Stockholders' Equity	11,108,605	13,124,340

Total Liabilities and Stockholders' Equity	$13,164,015	$15,310,812

The accompanying notes are an integral part of these condensed consolidated financial statements

Lightbridge Corporation
Unaudited Condensed Consolidated
Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue:

Consulting Revenue	$2,292,549	$1,962,295	$3,870,643	$4,361,427

Cost of Consulting Services Provided	1,575,624	1,262,908	2,668,643	2,768,398

Gross Margin	716,925	699,387	1,202,000	1,593,029

Operating Expenses
General and administrative	1,480,471	2,543,647	3,120,657	4,915,910
Research and development expenses	539,155	158,237	1,125,795	362,980
Total Operating Expenses	2,019,626	2,701,884	4,246,452	5,278,890

	(1,302,701)	(2,002,497)	(3,044,452)	(3,685,861)

Other Income and (Expenses)
Investment income	140,478	896	246,300	1,048
Other income (expenses)	291	(1,984)	(2,519)	(2,530)
Total Other Income and (Expenses)	140,769	(1,088)	243,781	(1,482)

Net loss before income taxes	(1,161,932)	(2,003,585)	(2,800,671)	(3,687,343)

Income taxes	0	0	0	0

Net loss	$(1,161,932)	$(2,003,585)	$(2,800,671)	$(3,687,343)

Net Loss Per Common Share, Basic and diluted	$(0.09)	$(0.19)	$(0.23)	$(0.36)
Weighted Average Number of shares outstanding	12,362,929	10,296,694	12,358,117	10,232,553

The accompanying notes are an integral part of these condensed consolidated financial statements

Lightbridge Corporation
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30
	2011	2010
Operating Activities:
Net Loss	$(2,800,671)	$(3,687,343)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock-based compensation	784,936	1,582,092
Depreciation and amortization	13,914	13,416
Unrealized gain on marketable securities	(85,521)	0
Changes in non-cash operating working capital items:
Accounts receivable - fees and reimburseable project costs	(299,829)	1,288,432
Prepaid expenses and other assets	(447,374)	184,994
Accounts payable, accrued liabilities and other current liabilities	(611,353)	87,766
Deferred revenue	480,290	213,300
Net Cash Used In Operating Activities	(2,965,608)	(317,343)

Investing Activities:
Marketable securities	1,933,867	0
Property and equipment	(1,563)	0
Patent costs	(44,879)	(22,871)
Net Cash Provided by (Used In) Investing Activities	1,887,425	(22,871)

Financing Activities:
Restricted cash	(906)	388,874
Net Cash Provided by (Used In) Financing Activities	(906)	388,874

Net Increase (Decrease) In Cash and Cash Equivalents	(1,079,089)	48,660

Cash and Cash Equivalents, Beginning of Period	2,373,421	3,028,791

Cash and Cash Equivalents, End of Period	$1,294,332	$3,077,451

Supplemental Disclosure of Cash Flow Information
Cash paid during the year:
Interest paid	$0	$0
Income taxes paid	$0	$0

Non-Cash Financing Activity:

Grant of Common Stock for Payment of Accrued Liabilities	$0	$703,652

The accompanying notes are an integral part of these condensed consolidated financial statements

Lightbridge Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2011 and 2010

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

               In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three and six month periods have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms "Company", "we", "us" or "our" mean Lightbridge Corporation and all entities included in our

Nature Of Operations

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

Technology Business Segment

              We are developing innovative, proprietary nuclear fuel designs which we expect will significantly enhance the nuclear power industry’s economics and increase power output by: 1) extending the fuel cycle length to 24 months or longer while simultaneously increasing the power output by up to 17% in existing pressurized water reactors (“PWR’s”), including Westinghouse 4-loop reactors, which are currently limited to an 18-month fuel cycle; 2) enabling increased reactor power output (up to 30% increase) without changing the core size in new-build PWRs; and 3) addressing the back-end of the fuel cycle concerns related to the volume of used fuel per kilowatt-hour as well as proliferation of weapons-usable materials. There are significant technology synergies among our primary fuel products due to utilization of the proprietary metallic fuel rod technology that is at the core of each of them. As a result, once completed, full-scale demonstration and qualification of the metallic fuel rod technology will simultaneously advance all of our product families currently under development.

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

              In April 2010 and in December 2010 we entered into separate agreements with the Gulf Cooperation Council (“GCC”) and the Kuwait National Nuclear Energy Committee (“Kuwait”) respectively, to evaluate the feasibility of developing and deploying a civil nuclear power program as one element of a strategy to meet future electricity generation needs.

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

Certain Risks, Uncertainties and Concentrations

              Our future operations and earnings currently depend on the results of the Company’s operations outside the United States. There can be no assurance that the Company will be able to successfully continue to conduct such operations, and a failure to do so would have a material adverse effect on the Company’s research and development activities, financial position, results of operations, and cash flows. Also, the success of the Company’s operations will be subject to other numerous contingencies, some of which are beyond management’s control. These contingencies include general and regional economic conditions, competition, changes in regulations, changes in accounting and taxation standards, inability to achieve our overall long-term goals, future impairment charges and global or regional catastrophic events. Because the Company is dependent on its international operations for almost all its revenue, the Company may be subject to various additional political, economic, and other uncertainties.

              Management anticipates, based on its current working capital and its current projected working capital requirements, that it will have enough working capital funds to sustain its current operations at its current operating level until sometime later in the year of 2012. In support of our business plan regarding our research and development activities for developing our fuel designs, we will need to raise additional capital by way of an offering of equity securities, an offering of debt securities, a financing through a bank, or a strategic alliance with another entity. We may also need to raise additional capital sooner to support our overhead operation if the consulting business segment becomes non-sustaining. Currently, we are working on revenue opportunities with the overall goal of increasing our profitability and cash flow.

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

              Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, marketable securities and accounts receivable. Cash equivalents and marketable securities consist primarily of money market funds and mutual bond funds held with one major financial institution with a high credit standing. The underlying fixed-income investments of the money market and bond mutual funds are either United States Treasury securities or represent a diversified portfolio of investments. Accounts receivable are typically unsecured and are derived from revenues earned from customers located around the world. In 2011 and 2010, we generated approximately all of our revenues from customers based outside the U.S., with our customers located in the UAE, GCC, Kuwait and France. We perform ongoing evaluations to determine customer credit and we limit the amount of credit we extend, but generally we do not require collateral from our customers. We maintain reserves for estimated credit losses however no reserve has been set up for 2011 and 2010 as we have not incurred any credit losses from our customers, to date. Primarily all of our consulting revenues are from the FANR and GCC contracts for the three months and six months ended June 30, 2011 and from our ENEC and FANR contracts for the three months and six months ended June 30, 2010.

Revenue Recognition

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

              Revenues from the Executive Affairs Authority (“EAA”) of Abu Dhabi, one of the member Emirates of the UAE, and the related entities, ENEC and FANR, are recognized on a time and expense basis.

              The revenue recognition from our GCC and Kuwait contracts are based on the completion and acceptance of defined contractual milestones. Milestone payments, which are generally based on the completion of certain deliverables in the contracts, are recognized as revenue when milestones are achieved, collectability is reasonably assured, and there are no significant future performance obligations in connection with the milestones. In those instances where the Company has collected fees or milestone payments but has significant future performance obligations related to the development of the product, it records deferred revenue and recognizes it over the period of the Company’s future obligations. Total deferred revenue as reported on the accompanying consolidated balance sheets from these two contracts at June 30, 2011 and December 31, 2010 were approximately $0.6 million and $0.1 million respectively, representing deposits for consulting work to be performed at a future date. We expect that the majority of the deferred revenue recorded at June 30, 2011 will be recognized as revenue during the third quarter of 2011.

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

              Cost of revenues also includes the expenses associated with the operation of our consulting services including labor, travel expenses and other related consulting costs. All costs directly related to producing work under certain consulting agreements where revenue is recognized upon acceptance of certain contractual milestones by our customer, are first capitalized as deferred project costs. Deferred project costs are then recognized or amortized to an expense captioned “cost of consulting services provided” on the accompanying consolidated statement of operations, when the revenue is recognized upon the delivery and acceptance of the defined contractual milestones or deliverables.

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

Cash and Cash Equivalents, Restricted Cash and Marketable Securities

              We invest our excess cash primarily in money market mutual funds, and mutual bond funds. We classify all highly liquid investments with stated maturities of three months or less from date of purchase as cash equivalents and all highly liquid investments with stated maturities of greater than three months as marketable securities. We hold cash balances in excess of the federally insured limits of $250,000 with two prominent financial institutions. We deem this credit risk not to be significant. Total cash held in checking accounts and a money market core cash account, as reported on the accompanying consolidated balance sheets, totaled approximately $1.3 million and $2.4 million at June 30, 2011 and December 31, 2010, respectively.

              Restricted cash represents cash being held by one prominent financial institution that is being used as collateral for our corporate credit cards and our letters of credit issued to some of our customers. The total balance of restricted cash at June 30, 2011 and December 31, 2010 was approximately $0.6 million.

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

              All marketable securities at June 30, 2011 (consisting of three Vanguard mutual bond funds and one Fidelity mutual money market fund) were purchased in August 2010, were classified as available-for-sale securities and were reported at their fair value (level 1). A level 1 measurement under the FASB pronouncements is the first tier of a three tier hierarchy for fair value measurements used in valuation methodologies. This valuation level allows for fair value measurements where the inputs are the quoted prices for the assets in the active markets. All of our marketable securities have quoted market prices.

              The total quoted fair value of our marketable securities at June 30, 2011 was approximately $8.6 million. This amount was held in the following mutual funds, mutual money market fund - $0.4 million; Vanguard mutual bond funds –$8.2 million. The fair value of marketable securities at December 31, 2010 was approximately $10.5 million. This amount was held in the following mutual funds, Vanguard mutual money market fund - $0.4 million; four Vanguard mutual bond funds - $10.1 million.

              The amount recorded as unrealized loss, capital gain or loss, interest and dividends received, as reported to us from the financial institutions in which they were reinvested, and that we reported under the caption of investment income in the accompanying consolidated statement of operations, totaled approximately $0.1 million and $0.2 million for the three months and six months ended June 30, 2011, respectively. We elected the fair value option permitted under FASB ASC 825 to report the unrealized gains and losses from our marketable securities in our accompanying consolidated statement of operations instead of other comprehensive income and loss. The amount recorded as unrealized gain for the three months and six months ended June 30, 2011 totaled approximately $48,000 and $86,000, respectively.

Research, Development and Related Expenses

              These costs from our Technology business segment are charged to operations in the year incurred and are shown as research and development expenses on the accompanying Consolidated Statement of Operations. Research and development and related expenses totaled approximately $0.5 million and $0.2 million for the three months ended June 30, 2011 and 2010, respectively. Research and development and related expenses totaled approximately $1.1 million and $0.4 million for the six months ended June 30, 2011 and 2010, respectively.

Recent Accounting Pronouncements

              In April 2010, the FASB issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition (Topic 605): Milestone Method. ASU 2010-17 provides guidance on applying the milestone method of revenue recognition in arrangements with research and development activities. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. We have elected to apply the guidance in ASI 2010-17 to contracts where we earn our revenues by achieving specified milestones as defined in the agreements.

Note 2. Net Loss Per Share

              Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period except that it does not include unvested common shares subject to repurchase or cancellation. Diluted net income per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, warrants, restricted shares, and unvested common shares subject to repurchase or cancellation. The dilutive effect of outstanding stock options, restricted shares, restricted stock units, and warrants is not reflected in diluted earnings per share because we incurred net losses for the three months and six months ended June 30, 2011 and 2010 and the effect of including these potential common shares in the diluted earnings per share calculations would be anti-dilutive and are therefore not included in the calculations.

Note 3. Accounts Receivable – Project Revenue and Project Costs

              The total accounts receivable from the ENEC and FANR contracts were approximately $0.6 million at June 30, 2011, and approximately $0.8 million at December 31, 2010. These amounts represent approximately 46 percent and 83 percent of the total accounts receivable reported of approximately $1.3 million and $1.0 million at June 30, 2011 and December 31, 2010, respectively.

              Total unbilled accounts receivable reported on the accompanying consolidated balance sheets in accounts receivable of approximately $0.3 million and $0.5 million at June 30, 2011 and December 31, 2010 respectively, is for work that was billed to our clients in July 2011 and January 2011, respectively. Foreign currency transaction exchange losses were approximately $2,000 and $1,000 for the three months ended June 30, 2011 and 2010, respectively, which is reported in the caption other income and expense on the accompanying consolidated statement of operations. Foreign currency transaction exchange losses were approximately $1,000 for the six months ended June 30, 2011 and 2010, which is reported in the caption other income and expense on the accompanying consolidated statement of operations.

              Travel costs and other reimbursable costs under these contracts are reported in the accompanying statement of operations as both revenue and cost of consulting services provided, and totaled approximately $0.2 million and $0.3 million for the three months ended June 30, 2011 and 2010, respectively and $0.4 million and $0.6 million for the six months ended June 30, 2011 and 2010, respectively. The total travel and other reimbursable expenses that have not been reimbursed and are included in total accounts receivable reported above from our contracts were in the amount of approximately $59,000 and $67,000 at June 30, 2011 and December 31, 2010, respectively.

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

              The provisions in the GCC and Kuwait contracts obligate them to pay the Company milestone payments contingent on the achievement of certain substantive deliverables under the contract. The final work product to be delivered under the contract with the GCC is to issue a feasibility report on regional cooperation in the development of civilian nuclear power for electricity and water desalination. These milestone events include completion of meetings with all GCC members; delivery of assumptions and methodology; submittal of a discussion paper; delivery of a preliminary report and delivery of a final feasibility report to the GCC members. The Company recognizes milestone payments from the GCC as revenue when the Company achieves the underlying contractual milestone, as milestone payments are not dependent on any other future activities or achievement of any other future milestones and the achievement of each of the contractual milestones were substantively at risk and contingent at the effective date of the contract. Substantial effort is involved in achieving each of the milestones. These milestones represent the culmination of discrete earnings processes, and the amount of each milestone payment is reasonable in relation with the level of effort associated with the achievement of the milestone. Each milestone payment is nonrefundable and non-creditable when made. Furthermore, these milestones are considered substantive because the consideration earned from the achievement of each milestone (a) is commensurate with the Company’s performance to achieve the milestone, (b) relates solely to past performance, and (c) is reasonable relative to all of the deliverables and payment terms (including other potential milestone consideration) within the arrangement. Total revenue recognized from this GCC contract for the three months and six months ended June 30, 2010 was approximately $1.1 million and deferred revenue of approximately $0.4 million was recorded at June 30, 2011. As of June 30, 2011 no revenue was recognized from the work contracted with Kuwait, for which milestone payments are also to be made under this contract, and deferred revenue of $0.2 million was recorded at June 30, 2011.

Note 4. Accounts Payable and Accrued Liabilities

              Accounts payable and accrued expenses consisted of the following:

	2011	2010
Trade payables	$27,841	$361,344
Accrued expenses – trade payables and other	912,482	694,531
Accrued payroll liabilities	536,687	1,032,487
Total	$1,477,010	$2,088,362

Note 5. Income Taxes

              Our tax provision is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2011 and 2010 annual effective tax rate is estimated to be at a combined 40% for the U.S. federal and states statutory tax rate.

              As of June 30, 2011 and December 31, 2010, there were no tax contingencies recorded.

              Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting, and the amounts recognized for income tax purposes. The significant components of deferred tax assets (at a 40% effective tax rate) as of June 30, 2011 and December 31, 2010 respectively, are as follows:

Deferred Tax Assets	Total Amount		Deferred Tax Asset Amount
	2011	2010	2011	2010
Capitalized start-up costs	$5,845,739	$6,101,739	$2,338,296	$2,440,696
Stock-based compensation	20,632,414	20,073,918	8,252,966	8,029,567
Net operating loss carry-forward	27,234,857	24,992,683	10,893,943	9,997,073
Less: valuation allowance	(53,713,010)	(51,168,340)	(21,485,205)	(20,467,336)
	$--	$--	$--	$--

              We have a net operating loss carry-forward for federal and state tax purposes of approximately $27 million at June 30, 2011 that is available to offset future taxable income, that will begin to expire in the year 2021. For financial reporting purposes, no deferred tax asset was recognized because at June 30, 2011 and December 31, 2010 substantially all of the net operating losses are presently expected to expire unused. As a result, the amount of the deferred tax assets considered realizable was reduced 100% by a valuation allowance. The change in the valuation allowance was approximately $1.0 million and $3.1 million for the six months ended June 30, 2011 and the year ended December 31, 2010, respectively. Many of the Company’s operating expenses in its 2007 and 2006 tax years were classified under the Internal Revenue Code as capitalized “Start-up Costs” which were not deductible for tax purposes until 2008.

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

Operating Leases

              We entered into an agreement to lease new office space under the terms of a sublease with a term of 65 months commencing August 1, 2008. Under the terms of the sublease, the lease payments are inclusive of pass-through costs, which include real estate taxes and standard operating expenses. We paid the security deposit related to this sublease agreement in the amount of $120,486. We pay monthly rental fees in the amount of approximately $43,000 in accordance with the sublease agreement plus parking fees, and payments increase by a factor of 4% each year thereafter. The monthly straight-line rental expense from August 1, 2008 to December 1, 2013 is $45,189. As a result of the straight-line rent calculation generated by the one free rent period and rent escalation, we have recorded in accrued liabilities a deferred rent credit of approximately $76,000 and $73,000 at June 30, 2011 and December 31, 2010, respectively.

Future estimated rental payments under our operating leases are as follows:

Total
Year ending - December 31, 2011	$564,109
Year ending - December 31, 2012	586,136
Year ending - December 31, 2013	609,016
Total minimum lease payments	$1,759,261

Letters of Credit

              At June 30, 2011 all of our outstanding letters of credit had expired. Our facility to provide letters of credit is collateralized with our restricted cash.

Note 7. Research and Development Costs

Research Costs

              Research and development costs, included in the accompanying consolidated statement of operations amounted to approximately $0.5 million and $0.2 million for the three months ended June 30, 2011 and 2010, respectively and approximately $1.1 million and $0.4 million for the six months ended June 30, 2011 and 2010, respectively. Total cumulative research and development expenses amounted to approximately $10.5 million from January 8, 1992 (date of inception of Lightbridge) to June 30, 2011.

Research Agreements

              In October 2009 we entered into an umbrella agreement, or the SOSNY Agreement, with Russian Limited Liability Research and Development Company, or SOSNY. SOSNY will serve as our prime contractor in Russia to manage the research and development activities related to the lead test assembly, or LTA, program for Russian designed VVER-1000 reactors. SOSNY is a leading Russian commercial nuclear entity specializing in front-end and back-end nuclear fuel cycle management and logistics services. Specific work will be carried out under individual task orders to be issued under the SOSNY Agreement. The scope, deliverables, and costs are to be agreed to between the parties for each individual task order. On June 17, 2010, Thorium Power Inc. (TPI, wholly owned subsidiary of Lightbridge Corporation) entered into Task Order No. 1 with SOSNY whereby TPI is obligated to pay to SOSNY a total of $234,161 (accrued liability of $117,000 at June 30, 2011) for certain R&D work to be completed and all deliverables to be submitted to TPI by July 31, 2011. As of June 30, 2011, a total of 2,832,000 Rubles (approximately $94,000 at the June 30, 2011 exchange rate) worth of work was completed by SOSNY and its subcontractors and paid. The remaining portion will be paid upon completion of the remaining milestones stipulated in the Task Order No. 1.

              In addition to the above agreements, there are consulting agreements with several consultants working on various projects for us, which total approximately $10,000 per month.

Note 8. Stockholders’ Equity

              At June 30, 2011 there are 500,000,000 shares of authorized common stock. Total common stock outstanding at June 30, 2011 and December 31, 2010 was 12,362,929 and 12,345,840, respectively. At June 30, 2011, there were 19,226 shares reserved for future issuance, 1,034,996 stock warrants, 124,347 unvested restricted stock shares and 1,857,485 stock options outstanding, all totaling 15,398,983 of total stock and stock equivalents outstanding at June 30, 2011.

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

              Total stock options outstanding at June 30, 2011 were 1,857,485 of which 1,451,828 of these options were vested at June 30, 2011. Stock option expense was approximately $0.2 million and approximately $0.6 million for the three months ended June 30, 2011 and 2010, respectively and $0.6 million and $1.3 million for the six months ended June 30, 2011 and 2010, respectively.

              Stock option transactions to the employees, directors, advisory board members and consultants are summarized as follows for the six months ended June 30, 2011 were as follows:

2011
Beginning of the year	1,772,348
Granted	87,887
Exercised	-
Forfeited	(2,750)
Expired	-
End of period	1,857,485
Options exercisable	1,451,828

              The above table includes options issued as of June 30, 2011 as follows:

i).	A total of 473,540 non-qualified 5-10 year options have been issued, and are outstanding, to advisory board members at exercise prices of $4.50 to $14.40 per share.

ii).

A total of 1,161,986 non-qualified 5-10 year options have been issued, and are outstanding, to our directors, officers and employees at exercise prices of $5.42 to $23.85 per share. From this total, 665,088 options are outstanding to the Chief Executive Officer who is also a director, with remaining contractual lives of 4.4 to 9.7 years. All other options issued have a remaining contractual life ranging from 3 days to 9.7 years.

iii).	A total of 221,959 non-qualified 5-10 year options have been issued, and are outstanding, to our consultants at exercise prices of $6.30 to $19.20 per share.

              The following table provides certain information with respect to the above-referenced stock options that are outstanding and exercisable at June 30, 2011:

	Stock Options Outstanding		Stock Options Vested
	Weighted
	Average
	Remaining			Weighted
	Contractual Life	Number of	Number of	Average
Exercise Prices	- Years	Awards	Awards	Exercise Price
$4.50 - $7.50	7.70	656,428	341,929	$5.93
$7.51 - $11.50	6.01	398,857	307,699	$9.59
$11.51-$16.50	3.34	495,532	495,532	$13.95
$16.51-$23.85	4.15	306,668	306,668	$22.84
Total	5.59	1,857,485	1,451,828	$13.01

              The aggregate intrinsic value of stock options outstanding at June 30, 2011 was $0. Intrinsic value is calculated based on the difference between the exercise price of the underlying awards and the quoted price of our common stock as of the reporting date ($3.59 per share as of the close on June 30, 2011).

Restricted Stock Award Activity
              The following summarizes our restricted stock unit activity:

		Weighted
		Average
		Grant
		Date Fair
	Number of Units	Value
Total unvested awards outstanding at December 31, 2010	83,911	$7.19
Units granted	58,325	$5.46
Units Vested/Released	(16,972)	$8.27
Units forfeited	(917)	$8.66
Total unvested awards outstanding at June 30, 2011	124,347	$6.25

              Scheduled vesting for outstanding restricted stock units at June 30, 2011 is as follows:

	Year Ended December 31,
	2011	2012	2013	2014	Thereafter	Total
Scheduled vesting—restricted stock units	32,246	49,069	28,739	14,293	--	124,347

              As of June 30, 2011, there was $0.6 million of net unrecognized compensation cost related to unvested restricted stock-based compensation arrangements. This compensation is recognized on a straight line basis resulting in approximately $0.35 million of the compensation expected to be expensed in the next twelve months, and the total unrecognized has a weighted average recognition period of 1.86 years.

              We use the historical volatility of our stock price since January 5, 2006, the date we announced that we were becoming a public company, to estimate the future volatility of our stock. At this time we do not believe that there is a better objective method to predict the future volatility of our stock. We estimate the term of our option awards based on the full term of the award. To date we have had very few exercises of our options, and those exercises have occurred just before the expiration date of the awards. Since the strike price of most of our outstanding awards is greater than the price of our stock, generally awards have expired at the end of the term. We estimate the effect of future forfeitures of our grants based on an analysis of historical forfeitures of unvested grants, as we have no better objective basis for that estimate. The expense that we have recognized related to our grants of options and restricted stock includes the estimate for future pre-vest forfeitures. We will adjust the actual expense recognized as future pre-vest forfeitures occur. We have estimated that 1.6% and 4.4% of our option and restricted stock grants respectively, will be forfeited prior to vesting.

              Assumptions used in the Black Scholes option-pricing model for the three and six months ended June 30, 2011 and the year ended December 31, 2010 were as follows:

	Period ended	Year ended
	6/30/2011	12/31/2010
Average risk-free interest rate	3.35%	3.53%
Average expected life- years	10	10
Expected volatility	94.32%	99.08%
Expected dividends	0%	0%

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

              During the three months ended June 30, 2011 and 2010, approximately $0.3 million and $0.7 million was recorded as stock-based compensation, respectively and $0.7 million and $1.6 million for the six months ended June 30, 2011, was recorded as total stock-based compensation, respectively. Stock-based compensation expense is recorded under the caption general and administrative expenses in the accompanying consolidated statement of operations.

Common Stock reserved for Future Issuance
              Common stock reserved for future issuance at June 30, 2011 consists of:

	Shares of
	Common
	Stock	Amount
Stock-based compensation	19,226	$85,500

Stock Warrants

              On July 22, 2010 we completed an offering (the “Offering”) with certain institutional investors on the sale of 2,069,992 shares of its common stock and warrants to purchase a total of 1,034,996 shares of its common stock for aggregate gross proceeds, before deducting fees to the Placement Agent and other estimated offering expenses payable by us, of approximately $13.7 million. The common stock and warrants were sold in fixed combinations, with each combination consisting of one share of common stock and a warrant to purchase 0.5 shares of common stock. The purchase price was $6.60 per fixed combination. The warrants became exercisable six months and one day following the closing date (July 28, 2010) of the Offering and will remain exercisable for seven years from the date of issuance at an exercise price of $9.00 per share. The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The exercisability of some of the warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.99% of our common stock. This limit may be increased to up to 9.99% upon no fewer than 60 days' notice.

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

              The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The following tables show the operations of the Company’s reportable business segments for the three months ended June 30, 2011 and 2010.

					Corporate and
	Consulting		Technology		Eliminations		Total
	2011	2010	2011	2010	2011	2010	2011	2010

Revenue	2,292,549	1,480,190	0	482,105	0	0	2,292,549	1,962,295

Segment Profit – Pre Tax	577,255	214,106	(539,155)	148,392	(1,200,032)	(2,366,083)	(1,161,932)	(2,003,585)

Total Assets	1,590,228	1,149,442	449,265	123,203	11,124,522	4,059,208	13,164,015	5,331,853

Property Additions	0	0	0	0	0	0	0	0

Interest Expense	0	0	0	0	0	0	0	0

Depreciation	0	0	0	0	6,617	6,666	6,617	6,666

              The following tables show the operations of the Company’s reportable business segments for the six months ended June 30, 2011 and 2010.

					Corporate and
	Consulting		Technology		Eliminations		Total
	2011	2010	2011	2010	2011	2010	2011	2010

Revenue	3,870,643	3,774,322	0	587,105	0	0	3,870,643	4,361,427

Segment Profit – Pre Tax	883,567	826,922	(1,125,795)	13,943	(2,558,443)	(4,528,208)	(2,800,671)	(3,687,343)

Total Assets	1,590,228	1,149,442	449,265	123,203	11,124,522	4,059,208	13,164,015	5,331,853

Property Additions	0	0	0	0	1,563	0	1,563	0

Interest Expense	0	0	0	0	0	0	0	0

Depreciation	0	0	0	0	13,914	13,416	13,914	13,416

Note 10. Subsequent Events

              The Company evaluated all events or transactions that occurred after June 30, 2011 up through the date these financial statements were issued. During this period the Company did not have any material recognizable subsequent events.

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

  our ability to attract new customers,
  our ability to employ and retain qualified employees and consultants that have experience in the Nuclear Industry, competition and competitive factors in the markets in which we compete, general economic and business conditions in the local economies in which we regularly conduct business, which can affect demand for the Company’s services, changes in laws, rules and regulations governing our business, development and utilization of our intellectual property,
  potential and contingent liabilities,
  the risks identified in the “Risk Factors” section of this Report, and other risks identified in this Report.

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

ITEM 2              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our Business

General Overview

We are a leading nuclear fuel technology company, and participate in the nuclear power industry in the U.S. and internationally. Our business operations can be categorized into two segments: (i) we are a developer of next generation nuclear fuel technology that has the potential to significantly uprate the power output of reactors, reducing the per-megawatt-hourly cost of generating nuclear energy, and reducing nuclear waste and proliferation, and (ii) we are a provider of nuclear power consulting and strategic advisory services to commercial and governmental entities worldwide.

Our Nuclear Fuel Technology Business Segment

We are developing innovative, proprietary nuclear fuel designs that can significantly enhance the nuclear power industry’s economics and increase power output by: 1) Extending the fuel cycle length to 24 months or longer while simultaneously providing an increase in power output of up to 17% in existing pressurized water reactors (including Westinghouse 4-loop reactors, which are currently limited to an 18-month fuel cycle); 2) Enabling increased reactor power output (up to 30% increase) without changing the core size in new-build PWRs; and 3) Addressing the back-end of fuel cycle concerns related to the volume of used fuel per kilowatt-hour as well as proliferation of weapons-usable materials. There are significant technology synergies among our primary fuel products due to utilization of our proprietary metallic fuel rod technology that is inherent in all of our fuel designs. As a result, full-scale demonstration and qualification of the metallic fuel rod technology simultaneously advances all of our product families currently under development.

In response to the challenges associated with conventional oxide fuels, we are developing an innovative, proprietary metallic fuel technology, that is capable of significantly higher burn-up and power density compared to conventional oxide fuels. We believe our fuel designs will allow current and new-build nuclear reactors to safely increase power production and reduce the initial capital investment and operations and maintenance costs on a per kilowatt-hourly basis. In addition to the projected electricity production cost savings, we believe that our technology can result in utilities or countries needing to deploy fewer new reactors to generate the same amount of electricity. For utilities or countries that already have operating reactors, our technology could be utilized to increase the power output of those reactors as opposed to building new reactors. Further, we believe that the fuel fabrication or manufacturing process for this new fuel design is simpler, which we expect could lower fuel fabrication costs.

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

The stock-based compensation expense incurred by Lightbridge in connection with its employees is based on the employee model of ASC 718. Under ASC 718 employee is defined as an individual over whom the grantor of a share-based compensation award exercises or has the right to exercise sufficient control to establish an employer-employee relationship based on common law as illustrated in case law and currently under U.S. tax regulations. Our advisory board members and consultants do not meet the employer-employee relationship as defined by the IRS and therefore are accounted for under ASC 505-50. Under these requirements, stock-based compensation expense for non-employees is based on the fair value of the award on the measurement date which is the earlier of the date at which a commitment for performance by the counterparty to earn the equity instruments is reached (a performance commitment), or the date at which the counterparty’s performance is complete. For all grants made, we recognize compensation cost under the straight-line method.

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

Intangibles

As presented on the accompanying balance sheet, we had patents with a net book value of approximately $422,000 as of June 30, 2011. There are many assumptions and estimates that may directly impact the results of impairment testing, including an estimate of future expected revenues, earnings and cash flows, and discount rates applied to such expected cash flows in order to estimate fair value. We have the ability to influence the outcome and ultimate results based on the assumptions and estimates we choose for testing. To mitigate undue influence, we set criteria that are reviewed and approved by various levels of management. The determination of whether or not intangible assets have become impaired involves a significant level of judgment in the assumptions. Changes in our strategy or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets.

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

Business Segments and Periods Presented

We have provided a discussion of our results of operations on a consolidated basis and have also provided certain detailed segment information for each of our business segments below for the three and six months ended June 30, 2011 and 2010, in order to provide a meaningful discussion of our business segments. We have organized our operations into two principal segments: Consulting and Fuel Technology. We present our segment information along the same lines that our chief executives review our operating results in assessing performance and allocating resources.

BUSINESS SEGMENT RESULTS – THREE MONTHS ENDED JUNE 30, 2011 AND 2010

					Corporate and
	Consulting		Technology		Eliminations		Total
	2011	2010	2011	2010	2011	2010	2011	2010
Revenue	2,292,549	1,480,190	-	482,105	-	-	2,292,549	1,962,295
Segment Profit – Pre Tax	577,255	214,106	(539,155)	148,392	(1,200,032)	(2,366,083)	(1,161,932)	(2,003,585)
Total Assets	1,590,228	1,149,442	449,265	123,203	11,124,522	4,059,208	13,164,015	5,331,853
Property Additions	-	-	-	-	-	-	-	-
Interest Expense	1,350	-		-	112	-	1,462	-
Depreciation	-	-	564		- 6,053	6,666	6,617	6,666

BUSINESS SEGMENT RESULTS – SIX MONTHS ENDED JUNE 30, 2011 AND 2010

					Corporate and
	Consulting		Technology		Eliminations		Total
	2011	2010	2011	2010	2011	2010	2011	2010
Revenue	3,870,643	3,774,322		587,105			3,870,643	4,361,427
Segment Profit – Pre Tax	883,567	826,922	(1,132,018)	13,943	(2,552,220)	(4,528,208)	(2,800,671)	(3,687,343)
Total Assets	1,590,228	1,149,442	449,265	123,203	11,124,522	4,059,208	13,164,015	5,331,853
Property Additions
Interest Expense	1,350				112		1,462
Depreciation			1,111		12,803	13,416	13,914	13,416

Technology Business

Over the next 12 to 15 months we expect to incur approximately $5 million in research and development expenses related to the development of our proprietary nuclear fuel designs. We spent approximately $1.1 million and $0.4 million for research and development during the six months ended June 30, 2011 and 2010, respectively.

Over the next several years, we expect that our research and development activities will increase and will be primarily focused on testing and demonstration of our all-metal fuel technology for Western-type pressurized water reactors. The main objective of this research and development phase is to prepare for full-scale demonstration of our fuel technology in an operating commercial PWR. As discussed above, we believe the testing and demonstration work on our all-uranium seed-and-blanket fuel technology will also benefit and advance our thorium-based seed-and-blanket fuel assembly design due to the similarities and synergies between the two fuel assembly designs.

Last year we began working with the Idaho National Laboratory (“INL”) on the continued development of our technology. Following an extensive independent technical evaluation by INL of the proposal for capsule irradiation testing of our metallic fuel samples in the Advanced Test Reactor at INL, the US Department of Energy (“DOE”) approved the project in June 2010. During the second quarter of 2011, we were informed by INL that we might be able to skip irradiation testing of our metallic fuel samples and proceed directly with loop irradiation testing, which is a critical path item in our fuel development program schedule, and is a key fuel qualification step necessary for regulatory approval to conduct a full-scale demonstration of our fuel. INL will conduct detailed studies, funded by the DOE, to determine if skipping the capsule irradiation testing is technically feasible. We expect to have confirmation from INL and DOE later in 2011 regarding these studies.

In addition, the Company has made considerable progress against its technology development roadmap during the past six months, including the following developments:

  Preparations for testing at the reactor in Russia are already underway. We have visited the test reactor facilities in Russia where our fuels will be tested and begun preparations for this testing. In April, we signed a memorandum of understanding with the Research Institute of Atomic Reactors in Dimitrovgrad where the MIR research reactor is located in Russia

  In the second quarter of 2011, we completed thermal-hydraulic and vibration testing on a VVER seed and blanket fuel assembly mockup. The results of this testing will be submitted for publication in a peer- reviewed journal later in 2011.

  In the second quarter of 2011, we completed a preliminary core design for our metallic fuel technology for 17% power uprates and 18-month operating cycles for an AREVA-designed 1,600-MW EPR reactor, and began development of a preliminary core design for a standard 4-loop Westinghouse-type PWR reactor using Seabrook plant, which is a currently operating plant in New Hampshire, as a reference plant design.

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

  In the second quarter of 2011, Lightbridge was granted a Eurasian patent that covers our thorium-based seed and blanket fuel assembly design for Russian-type VVER-1000 reactors. Countries that are signatories to the Eurasian Patent Convention include Russia, Kazakhstan, Belarus, Azerbaijan, Armenia, Turkmenistan, Tajikistan, Kyrgyz Republic, and Republic of Moldova. Of these countries, Russia and Kazakhstan are of key importance to Lightbridge and will be our top priority as far as patent maintenance is concerned. The new patent extends patent protection for that fuel design to 2027, which is well beyond the 2014-2015 when the original patents covering that fuel design are set to expire.

Consulting Services Business

At the present time, substantially all of our revenue for the three and six months ended June 30, 2011 and 2010, from our consulting and strategic advisory services business segment is derived by offering services to governments outside of the U.S. planning to create or expand electricity generation capabilities using nuclear power plants. The fee type and structure that we offer for each client engagement is dependent on a number of variables, including the complexity of the services, the level of the opportunity for us to improve the client’s electricity generation capabilities using nuclear power plants, and other factors.

Consolidated Results of Operations

Comparison of the Three Months Ended June 30, 2011 and 2010

The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Three Months Ended June 30,
	2011	2010
Consolidated Statements of Income Data:
Revenues	100%	100%
Costs and expenses:
Cost of revenues	69%	64%
Gross Profit	31%	36%
Research and development	24%	8%
General and administrative	65%	130%
Total costs and expenses	89%	138%
Loss from operations	58%	102%
Investment income and other, net	6%	-
Loss before income taxes	52%	102%
Provision for income taxes	-	-
Net loss	52%	102%

Revenue

The following table presents our revenues, by business segment, for the periods presented:

	Three Months Ended June 30,
	2011	2010
Consulting Segment Revenues
ENEC and FANR (UAE)	$1,198,949	$1,693,245
GCC and Other	1,093,600	31,500
Total	2,292,549	1,724,745
Technology Segment Revenues	-	237,550
Total Revenues	$2,292,549	$1,962,295

The increase in revenues in 2011 compared to 2010 is due to an increase in revenue recognized for our work for the GCC, partially offset by a decrease in our revenues for ENEC and AREVA. Our consulting projects with ENEC and FANR are being performed pursuant to ongoing requests to work on specific projects on a time and expense basis as needed. The future revenue to be earned and recognized under both the ENEC and FANR agreements will depend upon agreed upon work plans which can differ from the revenue amounts initially planned to be earned under these agreements.

              For our contracts with Kuwait and the Gulf Cooperation Council, deferred revenue recorded at June 30, 2011 was $578,400. Revenues are recognized based upon the achievement of contractual milestones and the acceptance by our customer of our work. We expect that the majority of the deferred revenue recorded at June 30, 2011 will be recognized as revenue during the third quarter of 2011.

Costs and Expenses

The following table presents our cost of services provided, by business segment, for the periods presented:

	Three Months Ended June 30,
	2011	2010
Consulting	$1,575,624	$1,093,579
Technology	-	169,329
Total	$1,575,624	$1,262,908

These expenses related to the consulting, professional, administrative and other support costs allocated to our technology and consulting projects, which were incurred to perform and support the work done for our consulting projects with ENEC, FANR and our AREVA contract. The billing rates to us from our consultants who provide services under our consulting contracts predominantly remained the same in 2011 and 2010. The increase in the consulting costs was a result in the increase of work performed under the GCC contract.

If consulting revenues increase in future periods, we expect cost of services provided will increase in dollar amount and may increase as a percentage of revenues.

Research and Development.

The following table presents our research and development expenses for the periods presented:

	Three Months Ended June 30,
	2011	2010
Research and development expenses	$539,155	$158,237

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

General and Administrative Expenses.

The following table presents our general and administrative expenses for the periods presented:

	Three Months Ended June 30,
	2011	2010
General and administrative expenses	$1,480,471	$2,543,647

General and administrative expenses consist primarily of compensation and related costs for personnel and facilities, stock-based compensation, finance, human resources, information technology, and fees for consulting and other professional services. Professional services are principally comprised of outside legal, audit, strategic advisory services and outsourcing services.

General and administrative expenses decreased approximately $1.1 million during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. This decrease was primarily related to the decrease in stock-based compensation expense of $0.4 million as a result of equity awards which fully vested in 2010, the reduction in payroll expenses of approximately $0.2 million, and the remainder due to general cost cutting measures, and the re-direction of work performed by some of our employees to our research and development efforts.

Interest Income and Other, Net

Interest income and other, net increased by approximately $0.1 million during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. This increase was primarily driven by an increase in investment income due to our higher cash and marketable securities balances resulting from our July 2010 fundraise.

Provision for Income Taxes

The following table presents our provision for income taxes. Our effective tax rate for the periods presented is 40%.

	Three Months Ended June 30,
	2011	2010
Provision for income taxes	$-	$-

We incurred a net loss for the three month periods ended June 30, 2011 and 2010, and took a 100% valuation allowance against all deferred tax assets. Accordingly, we did not have a provision for taxes for both during either such period.

Comparison of the Six Months Ended June 30, 2011 and 2010

The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Six Months Ended June 30,
	2011	2010
Consolidated Statements of Income Data:
Revenues	100%	100%
Costs and expenses:
Cost of revenues	69%	63%
Gross Profit	31%	37%
Research and development	29%	8%
General and administrative	81%	113%
Total costs and expenses	110%	121%
Loss from operations	79%	84%
Investment income and other, net	6%	-
Loss before income taxes	73%	84%
Provision for income taxes	-	-
Net loss	73%	84%

Revenue

The following table presents our revenues, by business segment, for the periods presented:

	Six Months Ended June 30,
	2011	2010
Consulting Segment Revenues
ENEC and FANR (UAE)	$2,745,543	3,924,377
GCC and Other	1,125,100	94,500
Total	3,870,643	4,018,877
Technology Segment Revenues	-	342,550
Total Revenues	$3,870,643	4,361,427

The decrease in our revenues from 2010 to 2011 resulted from the decrease in the work performed for our ENEC project, which was partially offset by the increase in revenues that we have earned on our GCC project. Our consulting projects with ENEC and FANR are being performed pursuant to ongoing requests to work on specific projects on a time and expense basis as needed. The future revenue to be earned and recognized under both the ENEC and FANR agreements will depend upon agreed upon work plans which can differ from the revenue amounts initially planned to be earned under these agreements.

We believe that in 2011 we may obtain contracts from other governments interested in deploying nuclear power in their countries, based on our commitment to providing consulting services that are relevant and objective in exploring the use of nuclear power, which in turn we expect will increase our future consulting revenue.

Costs and Expenses

The following table presents our cost of services provided, by business segment, for the periods presented:

	Six Months Ended June 30,
	2011	2010
Consulting	$2,668,643	$2,558,787
Technology		209,611
Total	$2,668,643	$2,768,398

These expenses related to the consulting, professional, administrative and other support costs allocated to our technology and consulting projects, which were incurred to perform and support the work done for our consulting projects with ENEC, FANR and our AREVA contract. The billing rates to us from our consultants who provide services under our consulting contracts predominantly remained the same in 2011 and 2010. The decrease in the consulting costs was a result in the decrease of work performed under the ENEC and AREVA contracts.

If consulting revenues increase in future periods, we expect cost of services provided will increase in dollar amount and may increase as a percentage of revenues.

Research and Development.

The following table presents our research and development expenses for the periods presented:

	Six Months Ended June 30,
	2011	2010
Research and development expenses	$1,125,795 $	362,980

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

General and Administrative Expenses.

The following table presents our general and administrative expenses for the periods presented:

	Six months Ended June 30,
	2011	2010
General and administrative expenses	$3,120,657	$4,915,910

General and administrative expenses consist primarily of compensation and related costs for personnel and facilities, stock-based compensation, finance, human resources, information technology, and fees for consulting and other professional services. Professional services are principally comprised of outside legal, audit, strategic advisory services and outsourcing services.

General and administrative expenses decreased by approximately $1.8 million during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. This decrease was primarily related to the decrease in stock-based compensation expense of $0.8 million as a result of a significant amount of equity awards which fully vested in 2010, the reduction in payroll expenses of approximately $0.2 million, and the remainder due to general cost cutting measures, and the re-direction of work performed by some of our employees to our research and development efforts.

Interest Income and Other, Net

Interest income and other, net increased by approximately $0.2 million during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. This increase was primarily driven by an increase in investment income due to our higher cash and marketable securities balances resulting from our July 2010 fundraise.

Provision for Income Taxes

The following table presents our provision for income taxes. Our effective tax rate for the periods presented is 40%.

	Six Months Ended June 30,
	2011	2010
Provision for income taxes	$-	$-

We incurred a net loss for the six month periods ended June 30, 2011 and 2010, and took a 100% valuation allowance against all deferred tax assets. Accordingly, we did not have a provision for taxes for both during either such period.

Liquidity and Capital Resources

As of June 30, 2011, we had total cash and cash equivalents of approximately $1.3 million and marketable securities of $8.6 million. The following table provides detailed information about our net cash flow for all financial statements periods presented in this Report.

Cash Flow

	Six Months Ended June 30,
	2011	2010
Net cash provided by (used in) operating activities	$(2,965,608)	$(317,343)
Net cash provided by (used in) investing activities	$1,887,425	$(22,871)
Net cash provided by (used in) financing activities	$(906)	$388,874
Net cash inflow (outflow)	$(1,079,089)	$48,660

Operating Activities

Net cash used in our operating activities decreased by approximately $2.6 million for the six months ended June 30, 2011 as compared to 2010. This decrease in cash used was primarily due to the decrease in our billings and revenue cash collections of approximately $1.6 million, an increase in cash payments made toward prepayments and deferred project costs of approximately $0.6 million and an increase in our payments applied to accounts payable, accrued expenses and other expenditures of approximately $0.6 million. This increase in cash used in operating activities was primarily offset by an increase in our deferred revenue of approximately $0.2 million.

Investing Activities

Net cash provided by our investing activities for the six months ended June 30, 2011 as compared to 2010, increased by approximately $1.9 million, which was due to the sale of marketable securities.

Financing Activities

Net cash provided by our financing activities for the six months ended June 30, 2011 as compared to 2010 decreased by approximately $0.4 million. This decrease is due to the decrease in our restricted cash balance.

We anticipate entering into other consulting and technology agreements with our existing and new potential clients that will generate additional revenues for us in 2011 and beyond. If we do not enter into any new agreements, we anticipate that our cash position will meet our anticipated working capital needs until later in the year 2012 or 2013.

In support of our long-term business plan with respect to our fuel technology business, we endeavor to create strategic alliances with major fuel vendors, fuel fabricators and/or other strategic parties during the next three years, to support the remaining research and development activities required to further enhance and complete the development of our fuel products to a commercial stage. We may be unable to form such strategic alliances on terms acceptable to us or at all. Our total current average operating expenses, excluding the approximate $5 million of outside consulting research and development expenses we expect to incur over the next 12-15 months, is approximately $1.0 million per month.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of June 30, 2011, and was effective during the entire quarter ended June 30, 2011.

PART II

OTHER INFORMATION

ITEM 1              LEGAL PROCEEDINGS

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

ITEM 1A              RISK FACTORS

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

Furthermore, nuclear fuel fabrication and the use of new nuclear fuels in reactors must be licensed by the U.S. Nuclear Regulatory Commission and equivalent governmental authorities around the world. In many countries, the licensing process includes public hearings in which opponents of the use of nuclear power might be able to cause the issuance of required licenses to be delayed or denied. Following the Fukushima nuclear accident, some countries have announced their plans to delay, scale down or cancel deployment of new nuclear power plants while others, such as Germany, have decided to completely phase out nuclear power over the coming years.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS

There were no unregistered sales of equity securities during the fiscal quarter ended June 30, 2011.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the fiscal quarter ended June 30, 2011.

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

Exhibit
Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification - Principal Accounting Officer
32	Section 1350 Certifications
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereto duly authorized individuals.

Date: August 9, 2011

LIGHTBRIDGE CORPORATION

By: /s/ Seth Grae
Seth Grae
Chief Executive Officer,
President and Director
(Principal Executive Officer)

By: /s/ James Guerra
James Guerra
Chief Operating Officer and
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification - Principal Accounting Officer
32	Section 1350 Certifications
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.