Form 10-Q
period 2011-09-30
LIGHTBRIDGE Corp
filed 2011-11-09
CIK 1084554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

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
Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [X]
Non-Accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ] No [X]

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 8, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	12,424,778

ITEM 1.	FINANCIAL STATEMENTS

LIGHTBRIDGE CORPORATION
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

Lightbridge Corporation
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$9,284,584	$2,373,421
Marketable securities	--	10,461,357
Restricted cash	551,607	550,283
Accounts receivable - project revenue and reimbursable project costs	837,496	990,563
Prepaid expenses and other current assets	396,425	365,261
Total Current Assets	11,070,112	14,740,885

Property Plant and Equipment -net	53,892	72,179

Other Assets
Patent costs - net	482,936	377,262
Security deposits	120,486	120,486
Total Other Assets	603,422	497,748

Total Assets	$11,727,426	$15,310,812

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$1,354,873	$2,088,362
Deferred revenue	--	98,110
Total Liabilities	1,354,873	2,186,472

Commitments and contingencies

Stockholders' Equity

Preferred stock, $0.001 par value, 50,000,000 authorized shares, no shares issued and outstanding
	-	-
Common stock, $0.001par value, 500,000,000 authorized, 12,449,958 shares issued, 12,399,883 shares outstanding and 12,430,058 shares issued, 12,345,840 shares outstanding at September 30, 2011 and December 31, 2010, respectively	12,400	12,346

Additional paid in capital - stock and stock equivalents	70,581,626	69,370,261
Deficit	(60,256,223)	(56,286,767)
Common stock reserved for issuance, 13,578 shares and 6,451 shares at September 30, 2011 and December 31, 2010, respectively	34,750	28,500
Total Stockholders' Equity	10,372,553	13,124,340

Total Liabilities and Stockholders' Equity	$11,727,426	$15,310,812

The accompanying notes are an integral part of these condensed consolidated financial statements

Lightbridge Corporation
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue:

Consulting Revenue	$1,652,538	$2,050,456	$5,523,181	$6,411,883

Cost of Consulting Services Provided	848,065	1,255,877	3,516,708	4,024,275

Gross Margin	804,473	794,579	2,006,473	2,387,608

Operating Expenses
General and administrative	1,438,660	1,942,132	4,559,317	6,642,487
Research and development expenses	591,089	562,783	1,716,884	1,142,043
Total Operating Expenses	2,029,749	2,504,915	6,276,201	7,784,530

Operating Loss	(1,225,276)	(1,710,336)	(4,269,728)	(5,396,922)

Other Income and (Expenses)
Investment income	73,145	3,809	319,445	4,857
Other income (expenses)	(16,654)	35,563	(19,173)	33,033
Total Other Income and Expenses	56,491	39,372	300,272	37,890

Net loss before income taxes	(1,168,785)	(1,670,964)	(3,969,456)	(5,359,032)

Income taxes	--	--	--	--

Net loss	$(1,168,785)	$(1,670,964)	$(3,969,456)	$(5,359,032)

Net Loss Per Common Share, Basic and diluted	$(0.09)	$(0.14)	$(0.32)	$(0.50)
Weighted Average Number of shares outstanding	12,364,628	11,703,932	12,360,312	10,730,225

The accompanying notes are an integral part of these condensed consolidated financial statements

Lightbridge Corporation
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2011	2010
Operating Activities:
Net Loss	$(3,969,456)	$(5,359,032)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock-based compensation	1,147,669	2,259,348
Depreciation and amortization	19,515	18,216
Gain on marketable securities	(108,226)	(38,638)
Changes in non-cash operating working capital items:
Accounts receivable - fees and reimburseable project costs	153,067	1,149,728
Prepaid expenses and other current assets	(31,164)	45,460
Accounts payable, accrued liabilities and other current liabilities	(663,489)	176,405
Deferred revenue	(98,110)	--
Net Cash Used In Operating Activities	(3,550,194)	(1,748,513)

Investing Activities:
Proceeds from (Purchases of) marketable securities	10,569,583	(10,390,614)
Property and equipment	(1,228)	--
Patent costs	(105,674)	(47,716)
Net Cash Provided By (Used In) Investing Activities	10,462,681	(10,438,330)

Financing Activities:
Proceeds from the issuance of common stock - net of offering costs	--	12,582,575
Redemption of common stock into treasury stock	--	(243,552)
Restricted cash	(1,324)	388,555
Net Cash Provided by (Used In) Financing Activities	(1,324)	12,727,578

Net Increase In Cash and Cash Equivalents	6,911,163	540,735

Cash and Cash Equivalents, Beginning of Period	2,373,421	3,028,791

Cash and Cash Equivalents, End of Period	$9,284,584	$3,569,526

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year:
Interest paid	$--	$--
Income taxes paid	$--	$--

Non-Cash Financing Activity:
Retirement of Treasury Stock	$--	$243,552
Grant of Common Stock for Payment of Accrued Liabilities	$70,000	$703,737

The accompanying notes are an integral part of these condensed consolidated financial statements

Lightbridge Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2011 and 2010

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three and nine month periods have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms "Company", "we", "us" or "our" mean Lightbridge Corporation and all entities included in our consolidated financial statements.

Nature Of Operations

We were incorporated under the laws of the State of Nevada on February 2, 1999. During the period from inception until October 6, 2006 we were engaged in businesses other than our current business. On October 6, 2006, we entered into a merger transaction with Thorium Power, Inc. (“TPI”) whereby TPI became our wholly-owned subsidiary. TPI was incorporated on January 8, 1992 under the laws of the State of Delaware. Thereafter, on September 29, 2009 we changed our name from Thorium Power, Ltd. to Lightbridge Corporation (“Lightbridge” or the “Company”). We are engaged in two operating business segments, our Technology Business Segment and our Consulting Business Segment (see Note 9-Business Segment Results).

Technology Business Segment

We are developing innovative, proprietary nuclear fuel designs which we expect will significantly enhance the nuclear power industry’s economics and increase power output by: 1) extending the fuel cycle length to 24 months while simultaneously increasing the power output by up to 17% in existing pressurized water reactors (PWR’s”), including Westinghouse 4-loop reactors, which are currently limited to an 18-month fuel cycle; 2) enabling increased reactor power output (up to 30% increase) without changing the core size in new-build PWRs; and 3) addressing the back-end of the fuel cycle concerns related to the volume of used fuel per kilowatt-hour as well as proliferation of weapons-usable materials. There are significant technology synergies among our primary fuel products due to utilization of the proprietary metallic fuel rod technology that is at the core of each of them. As a result, once completed, full-scale demonstration and qualification of the metallic fuel rod technology will simultaneously advance all of our product families currently under development.

We are currently focusing our development efforts on three primary fuel product lines: 1) all-uranium seed and blanket fuel for existing plants, 2) all-metal fuel (i.e., non-oxide fuel) for new build reactors, and 3) thorium-based seed and blanket fuel for both existing and new build reactors. Each of the fuel designs utilizes our metallic fuel rod technology.

The first nuclear fuel product line includes an all-uranium seed and blanket fuel that is particularly suitable for existing PWRs, though it can also be utilized in new build PWRs. We are developing two variants of this fuel technology for PWR reactors: (1) an all-uranium seed-and-blanket fuel for power uprate up to 10% and an 18 to 24-month fuel cycle, and (2) an all-uranium seed-and-blanket fuel for a power uprate up to 17% and an 18-month fuel cycle that can potentially be extended to a 24-month operating cycle. A power uprate, coupled with a 24-month fuel cycle, can be a particularly attractive option for existing Westinghouse-type 4-loop PWRs that are currently limited to an 18-month fuel cycle due to fuel performance constraints attributed to conventional uranium oxide fuels. To accommodate up to a 17% power uprate, a number of reactor design modifications would be required, including upgrades to the primary and secondary systems. For uprates up to 10%, only relatively minor reactor system modifications would be required. Hence, we believe that nuclear utilities with existing reactor fleets may find it economically attractive to initially start with a 10% power uprate fuel variant and switch to a 17% power uprate fuel variant at the time when steam generators and other expensive plant equipment reach their lifetime limit and have to be replaced. In that case, nuclear utilities would only have to incur the incremental capital cost above and beyond the cost of standard plant equipment being replaced to accommodate a 17% power uprate in their existing PWR plants.

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

The third nuclear fuel product line includes our thorium-based seed-and-blanket fuel, which we believe has several major benefits, including: (1) enhanced proliferation resistance, (2) significantly reduced volume (up to 40% reduction) and weight (up to 90% reduction) of spent fuel, and (3) reduced natural uranium requirements (up to 10% reduction) in a once-through fuel cycle. These benefits can be particularly appealing to those markets that either have significant domestic thorium reserves but lack natural uranium resources or are concerned with the cost of long-term storage as a used fuel management option. Further, as the price of natural uranium increases, the economics of our thorium-based fuel can become more attractive due to the projected reduction in natural uranium requirements per megawatt-day. Finally, the enhanced proliferation resistance aspects of the fuel can appeal to markets that put key emphasis on non-proliferation.

The development of our power uprate product lines provides diversity to our fuel offerings and synergistically advances the development of our thorium-based fuel product line.

Consulting Business Segment

Our business model expanded with a consulting business segment being established in 2007, providing consulting and strategic advisory services to companies and governments planning to create or expand electricity generation capabilities using nuclear power plants. We had secured four contracts for consulting and strategic advisory services in the United Arab Emirates (“UAE”). On August 1, 2008, we signed separate consulting services agreements with two government entities; Emirates Nuclear Energy Corporation (“ENEC”) formed by Abu Dhabi, one of the member Emirates of the UAE and Federal Authority for Nuclear Regulation (“FANR”) formed by the government of UAE. Under these two agreements, we are to provide consulting and strategic advisory services over a contract term of five years starting from June 23, 2008, with automatic renewals of these contracts for one year periods.

In April 2010 and in December 2010 we entered into separate agreements with the Gulf Cooperation Council (“GCC”) and the Kuwait National Nuclear Energy Committee (“Kuwait”) respectively, to evaluate the feasibility of developing and deploying a civil nuclear power program as one element of a strategy to meet future electricity generation needs. The work contacted for under these agreements has been completed.

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

All significant intercompany transactions and balances have been eliminated in consolidation. We formed a branch office in the United Kingdom in 2008 called Lightbridge Advisors Limited, which is wholly-owned by Lightbridge International Holding, LLC. We established a branch office in Moscow, Russia, established in July 2009 and a branch office in the UAE in January 2010, which are both wholly-owned by Lightbridge International Holding, LLC.

Use of Estimates and Assumptions

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Significant Estimates

These accompanying consolidated financial statements include some amounts that are based on management's best estimates and judgments. These estimates relate to, the allocation and timing of expensing deferred project costs as cost of services for each milestone fee type contract, valuation of stock grants and stock options, the valuation allowance on deferred tax assets and various contingent liabilities. It is reasonably possible that these above-mentioned estimates and others may be adjusted as more current information becomes available, and any adjustment could be significant in future reporting periods.

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

Management anticipates, based on its current working capital and its current projected working capital requirements, that it will have enough working capital funds to sustain its current operations at its current operating level until sometime later in the year of 2012. In support of our business plan regarding our research and development activities for developing our fuel designs, we will need to raise additional capital by way of an offering of equity securities, an offering of debt securities, a financing through a bank, or a strategic alliance with another entity. We may also need to raise additional capital sooner if the consulting business segment becomes non-sustaining. Currently, we are working on revenue opportunities with the overall goal of increasing our profitability and cash flow.

We participate in a government regulated industry. Our operating results are affected by a wide variety of factors including decreases in the use or public favor of nuclear power, the ability of our technology, the ability to safeguard the production of nuclear power and safeguarding our patents and intellectual property from competitors. Due to these factors, we may experience substantial period-to-period fluctuations in our future operating results. Potentially, a loss of a key officer, key management, and other personnel could impair our ability to successfully execute our business strategy, particularly when these individuals have acquired specialized knowledge and skills with respect to nuclear power and our operations.

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, marketable securities and accounts receivable, although as of September 30, 2011 we held no marketable securities.. Cash equivalents and marketable securities consist of money market funds and mutual bond funds held with one major financial institution with a high credit standing. The underlying fixed-income investments of the money market and bond mutual funds are either United States Treasury securities or represent a diversified portfolio of investments. Accounts receivable are typically unsecured and are derived from revenues earned from customers located around the world. In 2011 and 2010, we generated approximately all of our revenues from customers based outside the U.S., with our customers located in the Middle East and France. We perform ongoing evaluations to determine customer credit and we limit the amount of credit we extend, but generally we do not require collateral from our customers. We maintain reserves for estimated credit losses however no reserve has been set up for 2011 and 2010 as we have not incurred any credit losses from our customers, to date. Substantially all of our consulting revenues are from the FANR, ENEC, GCC and Kuwait contracts for the three months and nine months ended September 30, 2011 and from our ENEC, FANR, and Kuwait contracts for the three months ended September 30, 2010 and from ENEC, FANR, Kuwait, and AREVA for the nine months ended September 30, 2010. The GCC and Kuwait contracts were completed as of September 30, 2011.

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

The revenue recognition from our GCC and Kuwait contracts were based on the completion and acceptance of defined contractual milestones. Milestone payments, which are generally based on the completion of certain deliverables in the contracts, are recognized as revenue when milestones are achieved, collectability is reasonably assured, and there are no significant future performance obligations in connection with the milestones. In those instances where the Company has collected milestone payments but has significant future performance obligations related to the development of the product, deferred revenue is recorded and revenue is recognized upon the client’s acceptance of the deliverable. Total deferred revenue as reported on the accompanying consolidated balance sheets from these contracts at September 30, 2011 and December 31, 2010 were approximately $0 and $0.1 million respectively.

Certain customer arrangements require evaluation of the criteria outlined in the accounting standards for reporting revenue “ Gross as a Principal Versus Net as an Agent ” in determining whether it is appropriate to record the gross amount of revenue and related costs, or the net amount earned as agent fees. Generally, when we are primarily obligated in a transaction, revenue is recorded on a gross basis. Other factors that we consider in determining whether to recognize revenue on a gross versus net basis include our assumption of credit risk, latitude in establishing prices, our determination of service specifications and our involvement in the provision of services. We have determined, based on the credit risk that we bear for collecting consulting fees, travel costs and other reimbursable costs from our customers, that in 2011 and 2010 we acted as a principal, and therefore we are recognizing as revenue all travel costs and other reimbursable costs billed to our customers.

Cost of consulting services includes labor, travel expenses and other related consulting costs. All costs directly related to producing work under certain consulting agreements where revenue is recognized upon acceptance of certain contractual milestones by our customer, are first capitalized as deferred project costs. Deferred project costs are then recognized or amortized to an expense captioned “cost of consulting services provided” on the accompanying consolidated statement of operations, when the revenue is recognized upon the delivery and acceptance of the defined contractual milestones or deliverables.

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

Cash and Cash Equivalents, Restricted Cash and Marketable Securities

We invest our excess cash in money market mutual funds, and mutual bond funds. We classify all highly liquid investments with stated maturities of three months or less from date of purchase as cash equivalents and all highly liquid investments with stated maturities of greater than three months as marketable securities. We hold cash balances in excess of the federally insured limits of $250,000 with two prominent financial institutions. We deem this credit risk not to be significant. Total cash and cash equivalents held in checking accounts and a money market core cash account, as reported on the accompanying consolidated balance sheets, totaled approximately $9.3 million and $2.4 million at September 30, 2011 and December 31, 2010, respectively.

Restricted cash represents cash being held by one prominent financial institution that is being used as collateral for our corporate credit cards and our letters of credit issued to some of our customers. The total balance of our restricted cash at September 30, 2011 and December 31, 2010 was approximately $0.6 million.

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

All marketable securities are classified as available-for-sale securities and are reported at their fair value (level 1). A level 1 measurement under the FASB pronouncements is the first tier of a three tier hierarchy for fair value measurements used in valuation methodologies. This valuation level allows for fair value measurements where the inputs are the quoted prices for the assets in the active markets. All of our marketable securities have quoted market prices.

The total quoted fair value of our marketable securities at September 30, 2011 was $0 as all securities were sold and the proceeds from the sales transferred to a money market core account (cash and cash equivalents) during this quarter. The fair value of marketable securities at December 31, 2010 was approximately $10.5 million. This amount was held in the following mutual funds: Vanguard mutual money market fund - $0.4 million; four Vanguard mutual bond funds - $10.1 million.

The amount recorded as unrealized loss, realized capital gain or loss, interest and dividends received, as reported to us from the financial institutions in which they were reinvested, and that we reported under the caption of investment income in the accompanying consolidated statement of operations, totaled approximately $0.1 million and $0.3 million for the three months and nine months ended September 30, 2011, respectively. We elected the fair value option permitted under FASB ASC 825 to report the unrealized gains and losses from our marketable securities in our accompanying consolidated statement of operations instead of other comprehensive income and loss. In the quarter ended September 2011, we sold all of our marketable securities and realized a gain of $0.1 million.

Research, Development and Related Expenses

These costs from our Technology business segment are charged to operations in the year incurred and are shown as research and development expenses on the accompanying Consolidated Statement of Operations. Research and development and related expenses totaled approximately $0.6 million for the three months ended September 30, 2011 and 2010. Research and development and related expenses totaled approximately $1.7 million and $1.1 million for the nine months ended September 30, 2011 and 2010, respectively.

Recent Accounting Pronouncements

In April 2010, the FASB issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition (Topic 605): Milestone Method .. ASU 2010-17 provides guidance on applying the milestone method of revenue recognition in arrangements with research and development activities and other contracts. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. We have elected to apply the guidance in ASU 2010-17 to contracts where we earn our revenues by achieving specified milestones as defined in the agreements.

Note 2. Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period except that it does not include unvested common shares subject to repurchase or cancellation. Diluted net income per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, warrants, restricted shares, and unvested common shares subject to repurchase or cancellation. The dilutive effect of outstanding stock options, restricted shares, restricted stock units, and warrants is not reflected in diluted earnings per share because we incurred net losses for the three months and nine months ended September 30, 2011 and 2010 and the effect of including these potential common shares in the diluted earnings per share calculations would be anti-dilutive and are therefore not included in the calculations.

Note 3. Accounts Receivable – Project Revenue and Project Costs

The total accounts receivable from the ENEC and FANR contracts was approximately $0.8 million at September 30, 2011 and December 31, 2010. These amounts represent approximately 99 percent and 83 percent of the total accounts receivable reported of approximately $0.8 million and $1.0 million at September 30, 2011 and December 31, 2010, respectively.

Total unbilled accounts receivable included in the accompanying consolidated balance sheets and reported in accounts receivable of approximately $0.5 million at September 30, 2011 and December 31, 2010 is for work that was billed to our clients in October 2011 and January 2011, respectively. Foreign currency transaction exchange losses were approximately $17,000 and $3,000 for the three months ended September 30, 2011 and 2010, respectively, which is reported in the caption other income and expense on the accompanying consolidated statement of operations. Foreign currency transaction exchange losses were approximately $18,000 and $6,000 for the nine months ended September 30, 2011 and 2010, which is reported in the caption other income and expenses on the accompanying consolidated statement of operations. Translation gains and losses for the nine months ended September 30, 2011 and December 31, 2010 were not significant.

Travel costs and other reimbursable costs under these contracts are reported in the accompanying statement of operations as both revenue and cost of consulting services provided, and totaled approximately $116,000 and $26,000 for the three months ended September 30, 2011 and 2010, respectively and approximately $454,000 and $695,000 for the nine months ended September 30, 2011 and 2010, respectively. The total travel and other reimbursable expenses that have not been reimbursed to us and are included in total accounts receivable reported above from our consulting contracts were approximately $91,000 and $80,000 at September 30, 2011 and December 31, 2010, respectively.

We expect to continue to provide strategic advisory services to Abu Dhabi during the five-year term of these consulting agreements and also expect the variation of revenue we earn from these contracts to continue. Under these agreements, revenue will be recognized on a time and expense basis. We periodically discuss our consulting work with ENEC and FANR, who will review the work we perform, and our reimbursable travel expenses, and accept our monthly invoicing for services and reimbursable expenses.

The provisions in the GCC and Kuwait contracts obligate them to pay the Company milestone payments contingent on the achievement of certain substantive deliverables under the contract. The final work product we delivered under the contract with the GCC was to issue a feasibility report on regional cooperation in the development of civilian nuclear power for electricity and water desalination. These milestone events included completion of meetings with all GCC members; delivery of assumptions and methodology; submittal of a discussion paper; delivery of a preliminary report and delivery of a final feasibility report to the GCC members. The Company recognizes milestone payments from the GCC as revenue when the Company achieves the underlying contractual milestone. Milestone payments are not dependent on any other future activities or achievement of any other future milestones. The achievement of each of the contractual milestones was substantively at risk and contingent at the effective date of the contract. Substantial effort is involved in achieving each of the milestones. These milestones represent the culmination of discrete earnings processes, and the amount of each milestone payment is reasonable in relation with the level of effort associated with the achievement of the milestone. Each milestone payment is nonrefundable and non-creditable when made. Furthermore, these milestones are considered substantive because the consideration earned from the achievement of each milestone (a) is commensurate with the Company’s performance to achieve the milestone, (b) relates solely to past performance, and (c) is reasonable relative to all of the deliverables and payment terms (including other potential milestone consideration) within the arrangement. Total revenue recognized from this GCC contract for the three months and nine months ended September 30, 2011 was approximately $0.3 million and $1.4 million, respectively. For our consulting work with Kuwait, total revenue recognized for the three months and nine months ended September 30, 2011 was approximately $0.3 million and $0.7 million for the three months and nine months ended September 30, 2010.

Note 4. Accounts Payable and Accrued Liabilities

Accounts payable and accrued expenses consisted of the following:

	2011	2010
Trade payables	$83,706	$361,344
Accrued expenses – trade payables and other	581,946	694,531
Accrued payroll liabilities	689,221	1,032,487
Total	$1,354,873	$2,088,362

Note 5. Income Taxes

Our tax provision is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2011 and 2010 annual effective tax rate is estimated to be at a combined 40% for the U.S. federal and states statutory tax rate.

As of September 30, 2011 and December 31, 2010, there were no tax contingencies recorded.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting, and the amounts recognized for income tax purposes. The significant components of deferred tax assets (at a 40% effective tax rate) as of September 30, 2011 and December 31, 2010 respectively, are as follows:

	Total Amount		Deferred Tax Asset Amount
Deferred Tax Assets	2011	2010	2011	2010
Capitalized start-up costs	$5,717,739	$6,101,739	$2,287,096	$2,440,696
Stock-based compensation	20,861,226	20,073,918	8,344,490	8,029,567
Net operating loss carry-forward	28,646,676	24,992,683	11,458,670	9,997,073
Less: valuation allowance			(22,090,256)	(20,467,336)
			$--	$--

We have a net operating loss carry-forward for federal and state tax purposes of approximately $28.6 million at September 30, 2011, that is available to offset future taxable income that will begin to expire in the year 2021. For financial reporting purposes, no deferred tax asset was recognized because at September 30, 2011 and December 31, 2010, it is believed that it is more likely than not that substantially all of the net operating losses are presently expected to expire unused. As a result, the amount of the deferred tax assets considered realizable was reduced 100% by a valuation allowance. The change in the valuation allowance was approximately $1.6 million and $3.0 million for the nine months ended September 30, 2011 and the year ended December 31, 2010, respectively. Many of the Company’s operating expenses in its 2007 and 2006 tax years were classified under the Internal Revenue Code as capitalized “Start-up Costs” which were not deductible for tax purposes until 2008.

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

Operating Leases

We entered into an agreement to lease new office space under the terms of a sublease with a term of 65 months commencing August 1, 2008. Under the terms of the sublease, the lease payments are inclusive of pass-through costs. We are not charged additional amounts for real estate taxes and standard operating expenses. We paid the security deposit related to this sublease agreement in the amount of $120,486. We pay monthly rental fees in the amount of approximately $43,000 in accordance with the sublease agreement plus parking fees, and payments increase by a factor of 4% each year thereafter. The monthly straight-line rental expense from August 1, 2008 to December 1, 2013 is $45,189. As a result of the straight-line rent calculation generated by the one free rent period and rent escalation, we have recorded in accrued liabilities a deferred rent credit of approximately $74,000 and $73,000 at September 30, 2011 and December 31, 2010, respectively.

Estimated annual rental payments under our operating leases are as follows:

Total
Year ending - December 31, 2011	$564,109
Year ending - December 31, 2012	586,136
Year ending - December 31, 2013	609,016
Total minimum lease payments	$1,759,261

Letters of Credit

At September 30, 2011 all of our outstanding letters of credit had expired. Our bank facility to provide letters of credit for our consulting projects and our corporate credit cards is collateralized with our restricted cash.

Note 7. Research and Development Costs

Research Costs

Research and development costs, included in the accompanying consolidated statement of operations amounted to approximately $0.6 million for the three months ended September 30, 2011 and 2010, and approximately $1.7 million and $1.1 million for the nine months ended September 30, 2011 and 2010, respectively. Total cumulative research and development expenses amounted to approximately $11.2 million from January 8, 1992 (our date of inception) to September 30, 2011.

Research Agreements

In October 2009 we entered into an umbrella agreement, or the SOSNY Agreement, with Russian Limited Liability Research and Development Company, or SOSNY, to manage certain of our research and development activities in Russia for Russian designed VVER-1000 reactors. Specific work is being carried out under individual task orders to be issued under the SOSNY Agreement. The scope, deliverables, and costs are to be agreed to between the parties for each individual task order. On June 17, 2010, Thorium Power Inc. (TPI, wholly owned subsidiary of Lightbridge Corporation) entered into Task Order No. 1 with SOSNY whereby TPI is obligated to pay to SOSNY a total of approximately $234,000 (accrued liability was approximately $24,000 at September 30, 2011, the $210,000 balance having been paid previously) for certain R&D work to be completed and all deliverables to be submitted to TPI by September 30, 2011. As of September 30, 2011, all of the work under Task Order No. 1 was completed by SOSNY and its subcontractors.

In addition to the above agreements, there are consulting agreements with several consultants working on various projects for us, which total approximately $10,000 per month.

Note 8. Stockholders’ Equity

At September 30, 2011 there are 500,000,000 shares of authorized common stock. Total common stock outstanding at September 30, 2011 and December 31, 2010 was 12,399,883 and 12,345,840, respectively. At September 30, 2011, there were 13,578 shares reserved for future issuance, 1,034,996 stock warrants, 133,808 unvested restricted stock shares (of which 50,075 shares were issued but not outstanding as of September 30, 2011) and 1,724,149 stock options outstanding, all totaling 15,306,414 of total stock and stock equivalents outstanding at September 30, 2011.

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

Total stock options outstanding at September 30, 2011 were 1,724,149 of which 1,392,106 of these options were vested at September 30, 2011. Stock option expense was approximately $0.2 million and approximately $0.6 million for the three months ended September 30, 2011 and 2010, respectively and $0.8 million and $1.9 million for the nine months ended September 30, 2011 and 2010, respectively.

Stock option transactions to the employees, directors, advisory board members and consultants are summarized as follows for the nine months ended September 30, 2011 were as follows:

2011
Beginning of the year	1,772,348
Granted	87,887
Exercised	-
Forfeited	(2,750)
Expired	(133,336)
End of period	1,724,149
Options exercisable	1,392,106

The above table includes options issued as of September 30, 2011 as follows:

i).	A total of 340,204 non-qualified 5-10 year options have been issued, and are outstanding, to advisory board members at exercise prices of $4.50 to $14.40 per share.

ii).

A total of 1,161,986 non-qualified 5-10 year options have been issued, and are outstanding, to our directors, officers and employees at exercise prices of $5.42 to $23.85 per share. From this total, 665,088 options are outstanding to the Chief Executive Officer who is also a director, with remaining contractual lives of 4.2 to 9.5 years. All other options issued have a remaining contractual life ranging from 4.8 to 9.5 years.

iii).	A total of 221,959 non-qualified 5-10 year options have been issued, and are outstanding, to our consultants at exercise prices of $6.30 to $19.20 per share.

The following table provides certain information with respect to the above-referenced stock options that are outstanding and exercisable at September 30, 2011:

	Stock Options Outstanding		Stock Options Vested
	Weighted
	Average
	Remaining			Weighted
	Contractual Life	Number of	Number of	Average
Exercise Prices	- Years	Awards	Awards	Exercise Price
$4.50 - $7.50	7.4	656,428	409,987	$5.90
$7.51 - $11.50	5.8	398,857	313,255	$9.56
$11.51-$16.50	4.3	362,196	362,196	$14.16
$16.51-$23.85	3.9	306,668	306,668	$22.84
Total	5.8	1,724,149	1,392,106	$12.60

The aggregate intrinsic value of stock options outstanding at September 30, 2011 was $0. Intrinsic value is calculated based on the difference between the exercise price of the underlying awards and the quoted price of our common stock as of the reporting date ($2.57 per share as of the close on September 30, 2011).

Restricted Stock Award Activity

The following summarizes our restricted stock unit activity:

		Weighted
		Average
		Grant
		Date Fair
	Number of Units	Value
Total unvested awards outstanding at December 31, 2010	83,911	$7.19
Units granted	86,273	$5.31
Units Vested/Released	(35,459)	$6.93
Units forfeited	(917)	$8.66
Total unvested awards outstanding at September 30, 2011	133,808	$6.07

Scheduled vesting for outstanding restricted stock units at September 30, 2011 is as follows:

	Year Ended December
	31,
	2011	2012	2013	2014	Thereafter	Total
Scheduled vesting—restricted stock units	13,759	77,017	28,739	14,293	--	133,808

As of September 30, 2011, there was $0.6 million of net unrecognized compensation cost related to unvested restricted stock-based compensation arrangements. This compensation is recognized on a straight line basis resulting in approximately $0.38 million of the compensation expected to be expensed in the next twelve months, and the total unrecognized has a weighted average recognition period of 1.58 years.

We use the historical volatility of our stock price since January 5, 2006, the date we announced that we were becoming a public company, to estimate the future volatility of our stock. At this time we do not believe that there is a better objective method to predict the future volatility of our stock. We estimate the term of our option awards based on the full term of the award. To date we have had very few exercises of our options, and those exercises have occurred just before the expiration date of the awards. Since the strike price of most of our outstanding awards is greater than the price of our stock, generally awards have expired at the end of the term. We estimate the effect of future forfeitures of our grants based on an analysis of historical forfeitures of unvested grants, as we have no better objective basis for that estimate. The expense that we have recognized related to our grants of options and restricted stock includes the estimate for future pre-vest forfeitures. We will adjust the actual expense recognized as future pre-vest forfeitures occur. We have estimated that 1.5% and 3.8% of our option and restricted stock grants respectively, will be forfeited prior to vesting.

Assumptions used in the Black Scholes option-pricing model for the nine months ended September 30, 2011 and the year ended December 31, 2010 were as follows:

	Period ended	Year ended
	9/30/2011	12/31/2010
Average risk-free interest rate	3.35%	3.53%
Average expected life- years	10	10
Expected volatility	94.32%	99.08%
Expected dividends	0%	0%

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

During the three months ended September 30, 2011 and 2010, approximately $0.4 million and $0.7 million was recorded as stock-based compensation, respectively and $1.1 million and $2.3 million for the nine months ended September 30, 2011, was recorded as total stock-based compensation, respectively.

Common Stock reserved for Future Issuance

Common stock reserved for future issuance at September 30, 2011 consists of:

	Shares of
	Common
	Stock	Amount
Stock-based compensation	13,578	$34,750

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

Note 9. Business Segment Results

We have two principal business segments, which are (1) technology and (2) consulting services. These business segments were determined based on the nature of the operations and the services offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief decision-makers, in deciding how to allocate resources and in assessing performance. Our Chief Executive Officer and our Chief Operating Officer/Chief Financial Officer have been identified as the chief operating decision makers. Our chief operating decision makers direct the allocation of resources to operating segments based on the profitability, the cash flows, and the business plans of each respective segment.

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The following tables show the operations of the Company’s reportable business segments for the three months ended September 30, 2011 and 2010.

					Corporate and
	Consulting		Technology		Eliminations		Total
	2011	2010	2011	2010	2011	2010	2011	2010

Revenue	1,652,538	2,050,456	--	--	--	--	1,652,538	2,050,456

Segment Profit – Pre Tax	530,949	697,326	(591,089)	(610,444)	(1,108,645)	(1,757,846)	(1,168,785)	(1,670,964)

Total Assets	837,496	1,271,360	482,936	289,561	10,406,994	14,990,861	11,727,426	16,551,782

Property Additions	--	--	--	--	1,228	--	1,228	--

Interest Expense	--	--	--	--	112	--	112	--

Depreciation	--	--	--	--	5,601	4,800	5,601	4,800

The following tables show the operations of the Company’s reportable business segments for the nine months ended September 30, 2011 and 2010.

					Corporate and
	Consulting		Technology		Eliminations		Total
	2011	2010	2011	2010	2011	2010	2011	2010

Revenue	5,523,181	6,069,333	--	342,550	--	--	5,523,181	6,411,883

Segment Profit – Pre Tax	1,414,515	1,670,902	(1,716,884)	(1,058,744)	(3,667,087)	(5,971,190)	(3,969,456)	(5,359,032)

Total Assets	837,496	1,271,360	482,936	289,561	10,406,994	14,990,861	11,727,426	16,551,782

Property Additions	--	--	--	--	1,228	--	1,228	--

Interest Expense	--	--	--	--	1,350	--	1,350	--

Depreciation	--	--	--	--	19,515	18,216	19,515	18,216

Note 10. Subsequent Events

The Company evaluated all events or transactions that occurred after September 30, 2011 up through the date these financial statements were issued. During this period the Company did not have any material recognizable subsequent events.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is intended to help the reader understand Lightbridge Corporation, our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes thereto contained in “Item 1. Financial Statements” of this report. This overview summarizes the MD&A, which includes the following sections:

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

Our Nuclear Fuel Technology Business Segment

We are developing innovative, proprietary nuclear fuel designs that can significantly enhance the nuclear power industry’s economics and increase power output by: 1) Extending the fuel cycle length to 24 months while simultaneously providing an increase in power output of up to 17% in existing pressurized water reactors (including Westinghouse 4-loop reactors, which are currently limited to an 18-month fuel cycle); 2) Enabling increased reactor power output (up to 30% increase) without changing the core size in new-build PWRs; and 3) Addressing the back-end of fuel cycle concerns related to the volume of used fuel per kilowatt-hour as well as proliferation of weapons-usable materials. For uprates up to 10%, only relatively minor reactor system modifications would be required. Hence, we believe that nuclear utilities with existing reactor fleets may find it economically attractive to initially start with a 10% power uprate fuel variant and switch to a 17% power uprate fuel variant at the time when steam generators and other expensive plant equipment reach their lifetime limit and have to be replaced. In that case, nuclear utilities would only have to incur the incremental capital cost beyond and above the cost of standard plant equipment being replaced to accommodate a 17% power uprate in their existing PWR plants. There are significant technology synergies among our primary fuel products due to utilization of our proprietary metallic fuel rod technology that is inherent in all of our fuel designs. As a result, full-scale demonstration and qualification of the metallic fuel rod technology simultaneously advances all of our product families currently under development.

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

Our commercialization strategy is not to compete with the major fuel fabricators that collectively fabricate a large majority of the fuel used in the world’s nuclear power plants. Instead, we are pursuing a commercialization strategy aimed at generating interest in our nuclear fuel designs from one or more of these major nuclear fuel fabricators that could lead to a technology licensing or other teaming arrangement within the next three years. Our ultimate commercial success depends on how soon and what kind of a commercial arrangement we are able to negotiate with one or more of these potential partner companies.

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

Competition with respect to the design of commercially viable fuel products is limited to conventional uranium oxide fuels, which, as discussed above, are reaching the limits in terms of their capability to provide increased power output or longer fuel cycles. We believe that the industry needs fuel products that can provide these benefits. While we believe conventional uranium oxide fuel may be capable of achieving power uprates of up to 10% in existing PWRs, doing so would require uranium-235 enrichment levels above 5%, higher reload batch sizes, or a combination thereof. Fuel manufacturers may be reluctant to incur a significant upfront capital investment required to modify and re-license their existing manufacturing facilities for uranium enrichment levels above 5% as the potential economic upside is limited to a 10% power uprate with conventional uranium oxide fuel. At the same time, fuel manufacturers may have more flexibility to incorporate relevant processes and procedures in the design of a new fuel manufacturing facility necessary for fabrication of our metallic fuel to ensure it can be licensed for operation with uranium enrichment levels above 5%. In addition, the potential economic upside with our fuel design that could further justify the fuel manufacturer’s upfront investment could be as high as a 17% power uprate in existing PWRs and a 30% power uprate in new-build PWRs. The alternative route of increasing reload batch sizes while keeping uranium enrichment levels below 5% for power uprates up to 10% using conventional uranium oxide fuel raises the cost of each fuel reload, resulting in a significant fuel cycle cost penalty to the nuclear utility. The cost penalty could have a dramatic adverse impact on the economics of existing plants whose original capital cost has already been written off (e.g., most of US nuclear power plants fall into this category). As a result, due to poor economics, nuclear utilities may be reluctant to embrace that route as a way to increase power output by up to 10%.To our knowledge, our nuclear fuel development project is the only commercially viable program that could achieve the goal of increasing, in a safe and economically attractive way, power output by up to 17% in existing PWRs (with a possibility of simultaneously extending the fuel cycle length to 24 months) and up to 30% in new-build PWRs. Due to the long-term product development timelines, significant nuclear regulatory requirements, and our comprehensive patent portfolio, we believe that the barriers to entry prevent a viable competitor in the foreseeable future.

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

Critical Accounting Policies and Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report in Form 10-K for the fiscal year ended December 31, 2010, we consider our estimates on accounting for (i) stock based compensation, stock options and warrants granted to employees and non-employees, (ii) income taxes, and (iii) revenue recognition from consulting contracts to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the three months ended September 30, 2011.

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

Operations Review

Business Segments and Periods Presented

We have provided a discussion of our results of operations on a consolidated basis and have also provided certain detailed segment information for each of our business segments below for the three and nine months ended September 30, 2011 and 2010, in order to provide a meaningful discussion of our business segments. We have organized our operations into two principal segments: Consulting and Fuel Technology. We present our segment information along the same lines that our chief executives review our operating results in assessing performance and allocating resources.

BUSINESS SEGMENT RESULTS – THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

					Corporate and
	Consulting		Technology		Eliminations		Total
	2011	2010	2011	2010	2011	2010	2011	2010
Revenue	1,652,538	2,050,456	--	--	--	--	1,652,538	2,050,456
Segment Profit – Pre Tax	530,949	697,326	(591,089)	(610,444)	(1,108,645)	(1,757,846)	(1,168,785)	(1,670,964)
Total Assets	837,496	1,271,360	482,936	289,561	10,406,994	14,990,861	11,727,426	16,551,782
Property Additions	--	--	--	--	1,228	--	1,228	--
Interest Expense	--	--	--	--	112	--	112	--
Depreciation	--	--	--	--	5,601	4,800	5,601	4,800

BUSINESS SEGMENT RESULTS – NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

					Corporate and
	Consulting		Technology		Eliminations		Total
	2011	2010	2011	2010	2011	2010	2011	2010
Revenue	5,523,181	6,069,333	--	342,550	--	--	5,523,181	6,411,883
Segment Profit – Pre Tax	1,414,515	1,670,902	(1,716,884)	(1,058,744)	(3,667,087)	(5,971,190)	(3,969,456)	(5,359,032)
Total Assets	837,496	1,271,360	482,936	289,561	10,406,994	14,990,861	11,727,426	16,551,782
Property Additions	--	--	--	--	1,228	--	1,228	--
Interest Expense	--	--	--	--	1,350	--	1,350	--
Depreciation	--	--	--	--	19,515	18,216	19,515	18,216

Technology Business

Over the next 12 to 15 months we expect to incur approximately $5 million in research and development expenses related to the development of our proprietary nuclear fuel designs. We spent approximately $1.7 million and $1.1 million for research and development during the nine months ended September 30, 2011 and 2010, respectively.

Over the next several years, we expect that our research and development activities will increase and will be primarily focused on testing and demonstration of our metallic fuel technology for Western-type pressurized water reactors. The main objective of this research and development phase is to prepare for full-scale demonstration of our fuel technology in an operating commercial PWR. As discussed above, we believe the testing and demonstration work on our all-uranium seed-and-blanket fuel technology will also benefit and advance our thorium-based seed-and-blanket fuel assembly design due to the similarities and synergies between the two fuel assembly designs.

Last year we began working with the Idaho National Laboratory (“INL”) on the continued development of our technology. Following an extensive independent technical evaluation by INL of the proposal for capsule irradiation testing of our metallic fuel samples in the Advanced Test Reactor (ATR) at INL, the US Department of Energy (“DOE”) approved the project in June 2010. During the second quarter of 2011, we were informed by INL that we might be able to skip capsule irradiation testing of our metallic fuel samples and proceed directly with loop irradiation testing, which is a critical path item in our fuel development program schedule, and is a key fuel qualification step necessary for regulatory approval to conduct a full-scale demonstration of our fuel. In the third quarter of 2011, INL completed a preliminary scoping study confirming, in principle, the feasibility of performing loop irradiation of our metallic fuel samples in the ATR. As a result, INL has now begun performing a more detailed technical evaluation of the loop experiment design and specific operating conditions, including the maximum allowable heat rates and the type of neutron absorber required to flatten the power profile over the duration of the irradiation experiment. This detailed analysis will provide input into a safety analysis report, which is key prerequisite for the loop irradiation experiment. We expect the safety analysis to be completed in 2012.

In addition, the Company has made considerable progress against its technology development roadmap during the past nine months, including the following developments:

  We have begun negotiations with a US fuel fabrication partner relating to metal fuel fabrication process development and demonstration work in the United States. We expect the negotiations to conclude by early 2012.

  Preparations for testing at the reactor in Russia are already underway. We have visited the test reactor facilities in Russia where our fuels will be tested and begun preparations for this testing. In April, we signed a memorandum of understanding with the Research Institute of Atomic Reactors in Dimitrovgrad where the MIR research reactor is located in Russia.

  In the second quarter of 2011, we completed thermal-hydraulic and vibration testing on a VVER seed and blanket fuel assembly mockup. In the third quarter of 2011, we completed our preliminary analysis of a significant amount of data that had been generated in that experiment. Our preliminary analysis indicates that the results are extremely positive and reaffirm the thermal-hydraulic performance advantages of our seed-and-blanket fuel assembly compared to standard fuel assembly. Detailed results of this testing will be submitted for publication in a peer- reviewed journal in the coming months.

  In the second quarter of 2011, we completed a preliminary core design for our metallic fuel technology for 17% power uprates and 18-month operating cycles for an AREVA-designed 1,600-MW EPR reactor, and began development of a preliminary core design for a standard 4-loop Westinghouse-type PWR using the Seabrook Station Nuclear Power Plant, which is a currently operating plant in New Hampshire, as a reference plant design. In the third quarter of 2011, we made significant progress toward completion of the preliminary core design for the Seabrook plant and expect this work to be completed in the fourth quarter of 2011.

  Idaho National Laboratory (INL) is in the process of completing a comprehensive independent analysis of our thorium-based seed and blanket technology. As an independent review, INL is funding and providing the personnel required to complete the analysis. The evaluation is expected to cover both the metallic zirconium-uranium seed and the thorium-uranium dioxide blanket. The results of the study will be submitted to the US Department of Energy (DOE). We will provide an update when the report is made publicly available by DOE.

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

  In the second quarter of 2011, we were granted a Eurasian patent that covers our thorium-based seed and blanket fuel assembly design for Russian-type VVER-1000 reactors. Countries that are signatories to the Eurasian Patent Convention include Russia, Kazakhstan, Belarus, Azerbaijan, Armenia, Turkmenistan, Tajikistan, Kyrgyz Republic, and Republic of Moldova. Of these countries, Russia and Kazakhstan are of key importance to Lightbridge and will be our top priority as far as patent maintenance is concerned. The new patent extends patent protection for that fuel design to 2027, which is well beyond the 2014-2015 when the original patents covering that fuel design are set to expire.

  In October 2011, we received a notice of allowance from the U.S. Patent and Trademark Office for a patent application covering a locking mechanism for a seed-and-blanket fuel assembly. The patent will issue in the next few months and will provide protection for the locking mechanism invention in the United States from its issuance until December 2028. We have also filed counterpart foreign patent applications for this invention, and will file an additional international PCT patent application for an improved locking mechanism by early 2012.

Consulting Services Business

At the present time, substantially all of our revenue for the three and nine months ended September 30, 2011 and 2010, from our consulting and strategic advisory services business segment is derived by offering services to governments outside of the U.S. planning to create or expand electricity generation capabilities using nuclear power plants. The fee type and structure that we offer for each client engagement is dependent on a number of variables, including the complexity of the services, the level of the opportunity for us to improve the client’s electricity generation capabilities using nuclear power plants, and other factors.

Consolidated Results of Operations

Comparison of the Three Months Ended September 30, 2011 and 2010

The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Three Months Ended September 30,
	2011	2010
Consolidated Statements of Income Data:
Revenues	100%	100%
Costs and expenses:
Cost of revenues	51%	61%
Gross Profit	49%	39%
Research and development	36%	27%
General and administrative	87%	95%
Total costs and expenses	123%	122%
Loss from operations	74%	83%
Investment income and other, net	3%	2%
Loss before income taxes	71%	81%
Provision for income taxes	0%	0%
Net loss	71%	81%

Revenue

The following table presents our revenues, by business segment, for the periods presented:

	Three Months Ended September 30,
	2011	2010
Consulting Segment Revenues
ENEC and FANR (UAE)	$1,113,778	$1,297,956
GCC , Kuwait and Other	538,760	752,500
Total	1,652,538	2,050,456
Technology Segment Revenues	-	-
Total Revenues	$1,652,538	$2,050,456

The decrease in revenues in 2011 compared to 2010 is due to a decrease in our work for our ENEC project and a decrease in work from our Kuwait project. This decrease was partially offset by an increase in work from our FANR and GCC contracts. Our consulting projects with ENEC and FANR are being performed pursuant to ongoing requests to work on specific projects on a time and expense basis as needed. The future revenue to be earned and recognized under both the ENEC and FANR agreements will depend upon agreed upon work plans which can differ from the revenue amounts initially planned to be earned under these agreements.

For our contracts with Kuwait and the Gulf Cooperation Council, revenue is recognized based upon the completion of contractual milestones and the acceptance by our customer of our work. We have completed all contractual milestones for both of these projects and therefore there is no deferred revenue recorded at September 30, 2011.

Costs and Expenses

The following table presents our cost of services provided, by business segment, for the periods presented:

	Three Months Ended September 30,
	2011	2010
Consulting	$848,065	$1,255,877
Technology	-	-
Total	$848,065	$1,255,877

These expenses related to the consulting, professional, administrative and other support costs allocated to our consulting projects, which were incurred to perform and support the work done for our consulting projects with ENEC, FANR and our other contracts. The billing rates to us from our consultants who provide services under our consulting contracts predominantly remained the same in 2011 and 2010. The decrease in the consulting costs was a result of the decrease of the work we performed for our consulting projects, as mentioned above under the revenue section.

If consulting revenues increase in future periods, we expect cost of services provided will increase in dollar amount and may increase as a percentage of revenues.

Gross Profit

The increase was due to the higher gross profit margins we recognized on certain contract milestones we completed this quarter. We anticipate that our future gross profit margins for our consulting work for future quarters, as compared to the gross profit margin reported for this quarter, may be lower.

Research and Development.

The following table presents our research and development expenses for the periods presented:

	Three Months Ended September 30,
	2011	2010
Research and development expenses	$591,089	$562,783

Research and development expenses consist of compensation and related overhead costs for personnel responsible for the research and development of our fuel. Most of our research and development activities are conducted in Russia. We expense research and development costs as they are incurred.

Research and development expenses will increase in dollar amount and may increase as a percentage of revenues in 2011 and future periods because we expect to continue to invest in the development of our nuclear fuel products.

General and Administrative Expenses.

The following table presents our general and administrative expenses for the periods presented:

	Three Months Ended September 30,
	2011	2010
General and administrative expenses	$1,438,660	$1,942,132

General and administrative expenses consist mostly of compensation and related costs for personnel and facilities, stock-based compensation, finance, human resources, information technology, and fees for consulting and other professional services. Professional services are principally comprised of outside legal, audit, strategic advisory services and outsourcing services.

General and administrative expenses decreased approximately $0.5 million during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. This decrease was mostly related to the decrease in stock-based compensation expense of $0.2 million, as well as a reduction in payroll expenses of approximately $0.2 million, which reduction was partially due to the redirection of some of our employees to our research and development efforts and a reduction of professional fees and other general cost cutting measures.

Investment Income and Other Income and Expenses, Net

Investment income and other income and expenses, net increased by approximately $17,000 during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. This increase was driven by an increase in investment income due to our higher cash and marketable securities balances during the period resulting from our July 2010 fundraise.

Provision for Income Taxes

The following table presents our provision for income taxes. Our effective tax rate for the periods presented is 40%.

	Three Months Ended September 30,
	2011	2010
Provision for income taxes	$-	$-

We incurred a net loss for the three month periods ended September 30, 2011 and 2010, and took a 100% valuation allowance against all deferred tax assets. Accordingly, we did not have a provision for taxes for both during either such period.

Comparison of the Nine Months Ended September 30, 2011 and 2010

The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Nine Months Ended September 30,
	2011	2010
Consolidated Statements of Income Data:
Revenues	100%	100%
Costs and expenses:
Cost of revenues	64%	63%
Gross Profit	36%	37%
Research and development	31%	18%
General and administrative	83%	104%
Total costs and expenses	114%	122%
Loss from operations	78%	85%
Investment income and other, net	5%	1%
Loss before income taxes	73%	84%
Provision for income taxes	0%	0%
Net loss	73%	84%

Revenue

The following table presents our revenues, by business segment, for the periods presented:

	Nine Months Ended September 30,
	2011	2010
Consulting Segment Revenues
ENEC and FANR (UAE)	$3,859,321	$5,217,709
GCC , Kuwait, AREVA and Other	1,663,860	1,194,174
Total	5,523,181	6,411,883
Technology Segment Revenues	-	-
Total Revenues	$5,523,181	$6,411,883

The decrease in our revenues from 2010 to 2011 resulted from the decrease in the work performed for our ENEC, Kuwait and AREVA projects, which was partially offset by the increase in revenues that we have earned on our GCC and FANR projects. Our consulting projects with ENEC and FANR are being performed pursuant to ongoing requests to work on specific projects on a time and expense basis as needed. The future revenue to be earned and recognized under both the ENEC and FANR agreements will depend upon agreed upon work plans which can differ from the revenue amounts initially planned to be earned under these agreements.

We believe that in 2012 we may obtain contracts from other governments interested in deploying nuclear power in their countries, based on our commitment to providing consulting services that are relevant and objective in exploring the use of nuclear power, which in turn we expect will increase our future consulting revenue.

Costs and Expenses

The following table presents our cost of services provided, by business segment, for the periods presented:

	Nine Months Ended September 30,
	2011	2010
Consulting	$3,516,708	$4,024,275
Technology	-	-
Total	$3,516,708	$4,024,275

These expenses related to the consulting, professional, administrative and other support costs allocated to our technology and consulting projects, which were incurred to perform and support the work done for our consulting projects with ENEC, FANR and our other contracts. The billing rates to us from our consultants who provide services under our consulting contracts predominantly remained the same in 2011 and 2010. The decrease in the consulting costs was a result of the decrease of the work we performed for our consulting projects, as mentioned above in the revenue section.

If consulting revenues increase in future periods, we expect cost of services provided will increase in dollar amount and may increase as a percentage of revenues.

Gross Profit

The gross profit percentage for the nine months ended September 30, 2011 and 2010 for all our consulting contract work remained approximately the same for both periods.

Research and Development.

The following table presents our research and development expenses for the periods presented:

	Nine Months Ended September 30,
	2011	2010
Research and development expenses	$1,716,884	$1,142,043

Research and development expenses consist mostly of compensation and related costs for personnel responsible for the research and development of our fuel. Most of our research and development activities are conducted in Russia. We expense research and development costs as they are incurred.

Research and development expenses will increase in dollar amount and may increase as a percentage of revenues in future periods because we expect to continue to invest in the development of our nuclear fuel products.

General and Administrative Expenses.

The following table presents our general and administrative expenses for the periods presented:

	Nine Months Ended September 30,
	2011	2010
General and administrative expenses	$4,559,317	$6,642,487

General and administrative expenses consist mostly of compensation and related costs for personnel and facilities, stock-based compensation, finance, human resources, information technology, and fees for consulting and other professional services. Professional services are principally comprised of outside legal, audit, strategic advisory services and outsourcing services.

General and administrative expenses decreased by approximately $2.0 million during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. This decrease was mostly related to the decrease in stock-based compensation expense of $1.1 million as a result of a significant amount of equity awards which fully vested in 2010, and the reduction in payroll expenses of approximately $0.8 million, which reduction was partially due to the redirection of work performed by some of our employees to our research and development efforts. The remainder was due to general cost cutting measures.

Investment Income and Other Income and Expenses, Net

Interest income and other income and expenses, net increased by approximately $0.3 million during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. This increase was driven by an increase in investment income due to our higher cash equivalents and marketable securities balances during the period resulting from our July 2010 fundraise.

Provision for Income Taxes

The following table presents our provision for income taxes. Our effective tax rate for the periods presented is 40%.

	Nine Months Ended September 30,
	2011	2010
Provision for income taxes	$-	$-

We incurred a net loss for the nine month periods ended September 30, 2011 and 2010, and took a 100% valuation allowance against all deferred tax assets. Accordingly, we did not have a provision for taxes for both during either such period.

Liquidity and Capital Resources

As of September 30, 2011 and December 31, 2010, we had total cash and cash equivalents and marketable securities of approximately $9.3 million and $12.8 million, respectively. The following table provides detailed information about our net cash flow for all financial statements periods presented in this Report.

Cash Flow

	2011	2010
Net cash provided by (used in) operating activities	$(3,550,194)	$(1,748,513)
Net cash provided by (used in) investing activities	$10, 462,681	$(10,438,330)
Net cash provided by (used in) financing activities	$(1,324)	$12,727,578
Net cash inflow (outflow)	$6,911,163	$540,735

Operating Activities

Net cash used in our operating activities increased by approximately $1.9 million for the nine months ended September 30, 2011 as compared to 2010. This increase in cash used was mostly due to the decrease in our billings and our revenue cash collections combined of approximately $1.0 million and a net increase in cash payments made toward accounts payable and accrued expenses of approximately $0.8 million as well as an increase in prepaid expenses and other assets of approximately $0.1 million.

Investing Activities

Net cash provided by (used in) our investing activities for the nine months ended September 30, 2011 as compared to 2010, increased by approximately $21.0 million, which was due to purchase of marketable securities in 2010 for approximately $10.4 million, the sale of all our marketable securities during the nine months ended September 30, 2011 for $10.6 million and the transfer of the proceeds to our cash and cash equivalents.

Financing Activities

Net cash provided by (used in) our financing activities for the nine months ended September 30, 2011 as compared to 2010 decreased by approximately $12.7 million. This decrease is due to the decrease in proceeds from the issuance of common stock of approximately $12.6 million and the decrease in our restricted cash balance of approximately $0.4 million. This decrease was offset by the redemption of stock from the exercise of stock options by an officer of approximately $0.3 million during 2010.

We anticipate entering into other consulting and technology agreements with our existing and new potential clients that will generate additional revenues for us in 2012 and beyond. If we do not enter into any new agreements, we anticipate that our cash position will meet our anticipated working capital needs until later in the year 2012.

In support of our long-term business plan with respect to our fuel technology business, we endeavor to create strategic alliances with major fuel vendors, fuel fabricators and/or other strategic parties during the next three years, to support the remaining research and development activities required to further enhance and complete the development of our fuel products to a commercial stage. We may be unable to form such strategic alliances on terms acceptable to us or at all. Our total current average operating expenses, excluding the approximately $5 million of outside consulting research and development expenses we expect to incur over the next 12-15 months, is approximately $1.0 million per month.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of September 30, 2011, and was effective during the entire quarter ended September 30, 2011.

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

There were no unregistered sales of equity securities during the fiscal quarter ended September 30, 2011.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the fiscal quarter ended September 30, 2011.

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

Date: November 9, 2011

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