Form 10-K
period 2011-12-31
LIGHTBRIDGE Corp
filed 2012-02-22
CIK 1084554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-28543

Lightbridge Corporation
(Exact name of registrant as specified in its charter)

Nevada	91-1975651
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1600 Tysons Boulevard, Suite 550
Tysons Corner, Virginia 22102
(Address of principal executive offices) (Zip Code)

(571) 730-1200
(Registrant’s telephone number, including area code)

________________________________________________
Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [  ]   No[ x ]

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
Yes[ x ]     No [   ]

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes[ x ]      No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[ x ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ x ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]     No[ x ]

     At June 30, 2011, the aggregate market value of shares held by non-affiliates of the registrant (based upon the closing sale price of such shares on the Nasdaq Capital Market on June 30, 2011) was $34,060,297.

At February 21, 2012, there were 12,427,220 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2011.

LIGHTBRIDGE CORPORATION
FORM 10-K
For the Fiscal Year Ended December 31, 2011
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

PART I

Item 1. Description of Business

OVERVIEW ABOUT OUR TWO BUSINESS SEGMENTS

When used in this annual report, the terms “Lightbridge”, “Company”, “we”, “our”, and “us” refer to Lightbridge Corporation and its wholly-owned subsidiaries Thorium Power, Inc. (a Delaware corporation) and Lightbridge International Holding, LLC (a Delaware limited liability company).

Lightbridge is a leading nuclear fuel technology company and we participate in the nuclear power industry in the United States and internationally. Our mission is to be a world leader in the design and licensing of nuclear fuels that are economically attractive, proliferation resistant, and produce less waste than current generation fuels, and to provide world-class strategic advisory services to governments and utilities seeking to develop proliferation-resistant civil nuclear power programs.

Our business operations can be categorized into two segments: (1) nuclear fuel technology business segment - we are a developer of next generation nuclear fuel technology that has the potential to significantly increase the power output of commercial reactors, reducing the cost of generating nuclear energy and the amount of nuclear waste on a per-megawatt-hour basis and enhancing proliferation resistance of spent fuel, and (2) nuclear consulting business segment - we are a provider of nuclear power consulting and strategic advisory services to commercial and governmental entities worldwide.

Financial information about our business segments is included in Part II Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 12 Segment Information, of the Notes to the Consolidated Financial Statements, included in Item 8, Financial Statements of this Annual Report on Form 10-K.

NUCLEAR FUEL TECHNOLOGY BUSINESS SEGMENT

Since the founding of our company in 1992, we have been engaged in the design and development of proprietary innovative nuclear fuels. This effort has led us to the development of a metallic fuel rod design that is at the heart of each of our nuclear fuel products.

We are currently focusing our development efforts on three primary fuel product lines: (1) all-uranium seed and blanket fuel for existing plants, (2) all-metal fuel (i.e., non-oxide fuel) for new build reactors, and (3) thorium-based seed and blanket fuel for both existing and new build reactors. Each of the fuel designs utilizes our metallic fuel rod technology, and each design advances our mission to improve the safety, proliferation resistance, performance, and cost competitiveness of nuclear power generation.

In response to the challenges associated with conventional oxide fuels, our innovative, proprietary metallic fuels are capable of significantly higher burnup and power density compared to conventional oxide fuels. The fuel in a nuclear reactor generates heat energy. That heat is then converted into electricity that is sold. Burnup is the total amount of electricity generated per unit mass of nuclear fuel. Burnup is largely a function of the power density of a nuclear fuel. Power density is the amount of heat power generated per unit volume of nuclear fuel. Conventional oxide fuel used in existing commercial reactors is approaching the limits of its burnup and power density capability. As a result, further optimization to increase power output from the same core size and improve the economics of nuclear power generation using conventional oxide fuel technologies may be limited. As the industry prepares to meet the increasing global demand for electricity production, longer operating cycles and higher reactor power outputs will become a much sought-after solution for the current and future reactor fleet.

Our proprietary nuclear fuel designs have the potential to significantly enhance the nuclear power industry’s economics and increase power output by: 1) extending the fuel cycle length from 18 to 24 months while simultaneously providing an increase in power output of up to 17% in existing pressurized water reactors (including Westinghouse 4-loop reactors, which are currently limited to an 18-month fuel cycle); 2) enabling increased reactor power output (up to 30% increase) without changing the core size in new build pressurized water reactors (PWRs); and 3) addressing the back-end of fuel cycle concerns related to the volume of used fuel per kilowatt-hour as well as proliferation of weapons-usable materials. For uprates up to 10%, only relatively minor plant modifications would be required. Hence, we believe that nuclear utilities with existing reactor fleets may find it economically attractive to initially start with a 10% power uprate fuel variant and switch to a 17% power uprate fuel variant at the time when steam generators and other expensive plant equipment are near the end of their service life and have to be replaced. In this case, nuclear utilities would only have to incur the incremental capital cost beyond and above the cost of standard plant equipment to accommodate a 17% power uprate in their existing PWR plants. There are significant technology synergies among our primary fuel products due to utilization of our proprietary metallic fuel rod technology that is inherent in all of our fuel designs. As a result, full-scale demonstration and qualification of the metallic fuel rod technology simultaneously advances all of our fuel product families currently in development. We believe our fuel designs will allow current and new build nuclear reactors to safely increase power production and reduce the initial capital investment and operations and maintenance costs on a per kilowatt-hour basis. In addition to the projected electricity production cost savings, we believe that our technology can result in utilities or countries needing to deploy fewer new reactors to generate the same amount of electricity. For utilities or countries that already have operating reactors, our technology could be utilized to increase the power output of those reactors as opposed to building new reactors. Further, we believe that the fuel fabrication or manufacturing process for this new fuel design is simpler, which we expect could lower fuel fabrication costs.

CONSULTING BUSINESS SEGMENT

We are engaged in the business of assisting commercial and governmental entities globally with developing and expanding their nuclear industry capabilities and infrastructure. We provide integrated strategic advice across a range of expertise areas including, for example, regulatory development, nuclear reactor site selection, procurement and deployment, reactor and fuel technology, international relations and regulatory affairs.

OUR BUSINESS STRATEGY – NUCLEAR FUEL TECHNOLOGY BUSINESS SEGMENT

We intend to license our intellectual property for our nuclear fuel designs to existing major nuclear fuel fabricators that own and operate fuel fabrication facilities and have long-term fuel supply contracts with nuclear power plants. We believe that this partnering strategy will allow us to take advantage of the existing customer base of such major fuel fabricators, thus enabling our fuel products to achieve higher market penetration rates in a relatively short period of time. We are currently pursuing a research, development, and demonstration strategy aimed at generating sufficient interest and confidence in our fuel technology among major fuel fabricators with a view of entering into a commercial arrangement with one or more of them within the next 2-3 years. We believe that there may be opportunities for manufacturing technology licenses or manufacturing support fees from fuel fabricators.

We anticipate that the following factors will play a key role in structuring a technology license agreement with a major fuel supplier:

  Sharing of future fuel development costs;

  An upfront technology access fee payable to us;

  Ongoing royalty fees from future fuel product sales payable to us based on a cost sharing formula; and

  Potential training and consulting payments payable to us.

Our commercialization efforts are based on a multi-prong approach that we believe will increase the likelihood of success:

1.	Approach major fuel fabricators (push marketing strategy to our direct licensing customers)

2.	Early outreach to nuclear power utilities (pull marketing strategy to the customers of the fuel fabricators)

3.	Generate public, industry and government awareness in our fuel technologies

We are putting a significant amount of effort into reaching out to major fuel fabricators. Our ultimate commercial success depends on how soon and what kind of a commercial arrangement we are able to negotiate with one or more of these potential partners. As a result, building relationships with these potential partners and keeping them up-to-date on our fuel technology progress through ongoing dialogue are the essential elements of our commercialization strategy.

KEY FUEL DEVELOPMENTS IN 2011

In 2010, we began working with Texas A&M University and Idaho National Laboratory, or INL, on the continued development of our technology. Following an extensive independent technical evaluation by INL of the Texas A&M University-led joint proposal for capsule irradiation testing of our metallic fuel samples in the Advanced Test Reactor, or ATR, at INL, the US Department of Energy, or DOE, approved the project in June 2010. During the second quarter of 2011, we were informed by INL that we may be able to skip capsule irradiation testing of our metallic fuel samples and proceed with direct fuel-coolant contact irradiation, which is a critical path item in our fuel development program schedule. In the third quarter of 2011, the team completed a preliminary scoping study confirming, in principle, the feasibility of performing irradiation of our metallic fuel samples in the ATR. As a result, INL has now begun performing a more detailed technical design of the experiment and specific operating conditions. This detailed analysis will provide input into a safety analysis report, which is a key prerequisite for the irradiation experiment. We expect the safety analysis to be completed in 2012.

We have made considerable progress toward execution of our technology development roadmap in 2011, including the following developments:

  Established a Nuclear Utility Fuel Advisory Board, or NUF Advisory Board, the objective and purpose of which is to further strengthen our dialogue with global nuclear utilities, consistent with U.S. export control laws, and provide their input into our nuclear fuel development and commercialization efforts. The initial NUF Advisory Board members include top nuclear fuel managers from Exelon, Duke Energy, Dominion, and Southern Company.

  Began negotiations with a US fuel fabrication partner relating to metal fuel fabrication process development and demonstration work in the United States. We are hopeful for negotiations to conclude in 2012.

  Signed a memorandum of understanding relating to loop irradiation testing and collaboration in other areas with the Research Institute of Atomic Reactors, or RIAR, in Dimitrovgrad, Russia, which houses the MIR loop-type research reactor. We expect to begin commercial negotiations with RIAR relating to loop irradiation in the second half of 2012.

  Completed thermal-hydraulic and vibration testing on a VVER seed and blanket fuel assembly mockup at Russian test facilities. In the third quarter of 2011, we completed our preliminary analysis of a significant amount of data that had been generated in that experiment. Our preliminary analysis indicates that the results are extremely positive and reaffirm the thermal-hydraulic performance advantages of our seed-and- blanket fuel assembly compared to standard fuel assembly. Results of this testing will be used to develop analytical models necessary for further safety analyses of our fuel.

  Submitted a technical article for publication in a peer-reviewed journal. We will provide an update once the article is published.

  Issued a white paper on the safety attributes of our metallic fuel technology which has been posted to our corporate website. The main conclusion of the white paper is that the inherent characteristics of our metal fuel technology, particularly the increased heat transfer capability resulting in lower fuel operating temperature and improved cladding integrity due to a metallurgical bond between the fuel and the cladding, are expected to contribute to increased safety margins during normal reactor operation and certain off- normal events.

  Granted a Eurasian patent which covers our thorium-based seed and blanket fuel assembly design for Russian-type VVER-1000 reactors. Countries that are signatories to the Eurasian Patent Convention include Russia, Kazakhstan, Belarus, Azerbaijan, Armenia, Turkmenistan, Tajikistan, Kyrgyz Republic, and Republic of Moldova. Of these countries, Russia and Kazakhstan are of key importance to Lightbridge and will be our top priority as far as patent maintenance is concerned. The new patent extends patent protection for our thorium-based seed and blanket fuel assembly design to 2027, which is well beyond the 2014-2015 when the original patents covering that fuel design are set to expire.

  Received a notice of allowance from the U.S. Patent and Trademark Office for a patent application covering a locking mechanism for our seed-and-blanket fuel assembly. The patent will issue on February 14, 2012 (US Patent No. 8,116,423) and will provide protection for the locking mechanism invention in the United States from its issuance until December 2028. We have also filed counterpart foreign patent applications for this invention, and will file an additional international PCT patent application for an improved locking mechanism in early 2012.

  Filed an international patent application under the Patent Cooperation Treaty for Lightbridge’s all-uranium seed and blanket and all-metal fuel technologies as well as national phase patent applications in key countries based on the 2008 Patent Cooperation Treaty application that covers the thorium-based seed and blanket fuel technology for Western-type pressurized water reactors. Once granted, the new patents would extend patent protection for these fuel designs to 2028-2030.

NUCLEAR FUEL TECHNOLOGY BUSINESS SEGMENT OPERATIONS

Development of Our Three Nuclear Fuel Product Lines

The first nuclear fuel product line includes an all-uranium seed and blanket fuel that is particularly suitable for existing PWRs, although it can also be utilized in new build PWRs. We are developing two variants of this fuel technology for PWR reactors: (1) an all-uranium seed-and-blanket fuel for a power uprate up to 10% and a 24-month fuel cycle, and (2) an all-uranium seed-and-blanket fuel for a power uprate up to 17%, with a possibility of extending the fuel cycle length to 24 months. A power uprate, coupled with a 24-month fuel cycle, could be a particularly attractive option for existing Westinghouse-type 4-loop PWRs that are currently limited to an 18-month fuel cycle due to fuel performance constraints attributed to conventional uranium oxide fuels. For uprates up to 10%, only relatively minor modifications would be required. To accommodate power uprates between 10 and 17%, a number of plant modifications would be required, including upgrades to the primary and secondary systems.

The second nuclear fuel product line includes our all-metal fuel, which we expect will be able to provide up to a 30% increase in power output of new build PWRs, such as Westinghouse (U.S.)-designed AP-1000, AREVA (French)-designed EPR, Mitsubishi (Japanese)-designed APWR, KEPCO (Korean)-designed APR-1400 and others. We believe that this fuel technology may be able to extend the fuel cycle length up to 24 months. To accommodate up to a 30% power uprate, a number of plant design modifications would be required, including upgrades to the primary and secondary systems, as well as potential modifications to the reactor containment volume. These modifications would not likely be practical in existing plants, though such modifications could be more easily implemented for new build units prior to the start of construction.

The third nuclear fuel product line includes our thorium-based seed-and-blanket fuel, which we believe has several major benefits, including: (1) enhanced proliferation resistance of spent fuel, (2) significantly reduced volume (up to 40% reduction) and weight (up to 90% reduction) of spent fuel, and (3) reduced natural uranium requirements (up to 10% reduction) in a once-through fuel cycle. These benefits can be particularly appealing to those markets that either have significant domestic thorium reserves but lack natural uranium resources, or are concerned with the cost of long-term storage as a used fuel management option. Further, the economics of our thorium-based fuel can become more attractive as the price of natural uranium increases due to the projected reduction in natural uranium requirements per megawatt-day. Finally, the enhanced proliferation resistance aspects of the fuel can appeal to markets that put key emphasis on non-proliferation.

The development of our power uprate product lines provides diversity to our fuel offerings and synergistically advances the development of our thorium-based fuel product line. Research and development and related expenses paid by us totaled approximately $2.4 million and $1.6 million for the years ended December 31, 2011 and 2010, respectively.

COMPETITION, CURRENT STATUS AND CHALLENGES OF OUR NUCLEAR FUEL RESEARCH AND DEVELOPMENT WORK

COMPETITION

To our knowledge, our nuclear fuel development project is the only commercially viable program which could achieve the goal of increasing, in a safe and economically attractive way, power output by up to 17% in existing PWRs (with a possibility of simultaneously extending the fuel cycle length to 24 months) and up to 30% in new build PWRs. Due to the long-term product development timelines, significant nuclear regulatory requirements, and our comprehensive patent portfolio, we believe that the barriers to entry will likely prevent the emergence of a viable competitor in the foreseeable future.

Competition with respect to the design of commercially viable nuclear fuel products is limited to conventional uranium oxide fuels, which, as discussed above, are reaching the limits in terms of their capability to provide increased power output or longer fuel cycles. We believe that the industry needs fuel products that can provide these benefits. While we believe conventional uranium oxide fuel may be capable of achieving power uprates of up to 10% in existing PWRs, doing so would require uranium-235 enrichment levels above 5%, higher reload batch sizes, or a combination thereof. Fuel manufacturers may be reluctant to incur a significant upfront capital investment required to modify and re-license their existing manufacturing facilities for uranium enrichment levels above 5% as the potential economic upside is limited to a 10% power uprate with conventional uranium oxide fuel. At the same time, fuel manufacturers may have more flexibility to incorporate relevant processes and procedures in the design of a new fuel manufacturing facility necessary for fabrication of our metallic fuel to ensure it can be licensed for operation with uranium enrichment levels above 5% required for our fuel designs. The potential economic upside with our fuel design that could further justify the fuel manufacturer’s upfront investment could be as high as a 17% power uprate in existing PWRs and a 30% power uprate in new build PWRs. The alternative route of increasing reload batch sizes while keeping uranium enrichment levels below 5% for power uprates up to 10% using conventional uranium oxide fuel raises the cost of each fuel reload, resulting in a significant fuel cycle cost penalty to the nuclear utility. The cost penalty could have a dramatic adverse impact on the economics of existing plants whose original capital cost has already been written off (e.g., most of US nuclear power plants fall into this category). Due to poor economics, nuclear utilities may be reluctant to embrace that route as a way to increase power output by up to 10%, which could lead to greater opportunities for use of Lightbridge’s nuclear fuel technology.

There are several major companies that collectively fabricate a large majority of the fuel used in the world’s commercial nuclear power plants, including both Western-type PWRs and boiling water reactors, or BWRs, as well as Russian-type VVERs. To the extent that these companies currently own and may in the future develop new nuclear fuel designs that can be used in the same types of reactors as those targeted by us, they can be viewed as potential competitors. However, our commercialization strategy is not to compete with these major fuel fabricators, but rather to partner with one or more of these companies through technology license arrangements. For this reason, we consider these companies as potential partners or licensees as opposed to our competitors.

CURRENT STATUS

Research and Development Project Schedule

We currently anticipate that we, working in collaboration with our development partners/vendors, will be able to complete the demonstration of the full-scale fabrication process for our metallic fuel rods by mid-2013, perform in-reactor and out-of-reactor experiments and develop analytical models for our metallic fuel technology required for regulatory licensing, and begin lead test assembly, or LTA, operation in a full-size commercial light water reactor, which involves testing a limited number of our full-scale fuel assemblies in the core of a commercial nuclear power plant over three 18-month cycles, by the end of 2017. Accordingly, based on our current estimated schedule, final qualification of our fuel for 10-17% power uprates in a commercial reactor is expected in 2021 (at the end of three 18-month cycles of LTA operation). We expect final demonstration of the all-metal fuel design for power uprates of up to 30% in new-build plants and thorium-based seed and blanket fuel assembly design to occur approximately 2-3 years thereafter.

Government Approvals and Relationships with Critical Development Partners/Vendors

The sales and marketing of our services and technology internationally may be subject to U.S. export control regulations and the export control laws of other countries. Governmental authorizations may be required before we can export our services or technology or collaborate with foreign entities. If authorizations are required and not granted, our international business plans could be materially affected. Furthermore, the export authorization process is often time consuming. Violation of export control regulations could subject us to fines and other penalties, such as losing the ability to export for a period of years, which would limit our revenue growth opportunities and significantly hinder our attempts to expand our business internationally.

In July 2011, we submitted to the DOE a Part 810 export authorization request relating to our proposed collaboration with the Russian State Atomic Energy Corporation “Rosatom”, or Rosatom, and its subsidiary companies. DOE is currently finalizing its review of our application. Obtaining this US export authorization is a necessary prerequisite in order for us to be able to enter into commercial agreements with Rosatom and its entities relating to the planned irradiation testing at the MIR research reactor in Dimitrovgrad, Russia and the ATR test reactor at Idaho National Laboratory.

Some of our planned critical path research, development, and demonstration activities to be performed by Russian entities under contract with us will require formal authorization from Rosatom, which owns those entities and is the main Russian government agency that oversees Russia’s civil nuclear power industry. Rosatom requires that all collaborative projects with U.S. entities fall into one of the collaboration areas outlined in a government-to-government agreement that was entered into by and between the United States and Russia soon after the 123 Agreement on peaceful nuclear cooperation between the two countries came into force in late 2010. Rosatom requires that DOE issue an official endorsement of each commercial project proposed for collaboration between a U.S. entity and Rosatom. Without such DOE endorsement and designation of the project by DOE as consistent with one of the collaboration areas outlined in the above-mentioned government-to-government agreement, Rosatom is unlikely to cooperate and participate in the proposed project. Lightbridge has recently received a letter from DOE confirming that our proposed collaborative projects with Rosatom fall under the 123 agreement, which we understand has satisfied the Rosatom requirements. Until commercial negotiations with Rosatom and/or its subsidiary companies are concluded and a legally binding agreement is entered into between the parties, a risk of development program schedule delays or a lack of sufficient interest from Rosatom or its entities in proposed collaboration still remains. We believe that we will continue to be able to conduct our operations in this regulatory environment and obtain the necessary approvals.

No safety regulatory approval is required to design nuclear fuels, although certain technology transfers may be subject to national and international export controls. The testing, fabrication and use of nuclear fuels by our future partners, licensees and nuclear power generators, are heavily regulated. The test facilities and other locations where our fuel designs may be tested before commercial use require governmental approvals from the host country’s nuclear regulatory authority. The responsibility for obtaining certain necessary regulatory approvals will lie with our research and development contractors that conduct such tests and experiments. Nuclear fuel fabricators, which will ultimately fabricate fuel using our technology under commercial licenses from us, are similarly regulated. Nuclear power plants that may utilize the fuel produced by these fuel fabricators require specific licenses relating to possession and use of nuclear materials as well as numerous other governmental approvals for the ownership and operation of nuclear power plants.

Separately, some of planned critical path research, development, and demonstration activities require access to certain highly specialized technical expertise and licensed facilities where such development and demonstration work can be carried out. There are a limited number of commercial entities or government research laboratories in the world that possess this kind of technical expertise and have an operating licensed facility, including a limited number in the United States. We are currently focusing our fuel development efforts with both Russian and domestic development partners/vendors. A domestic partner/vendor may eliminate the need to seek a separate US export license authorization for this work. If we proceed with a US national laboratory, any agreement will be subject to DOE’s review and approval. Any delay in such approval of our proposed agreement by DOE could cause program schedule slippage. If we proceed with a US commercial entity, some aspects of the development and demonstration work may still require certain US regulatory approvals (e.g., 19.7 percent enriched uranium). Any delay in such regulatory approvals could have an adverse impact on our program schedule and future financial results.

CHALLENGES

The LTA operation will have to be conducted in collaboration with a major fuel fabricator that can fabricate the LTAs and a nuclear utility that can accept and put the LTAs in a commercial reactor for irradiation. The fabricator and the utility will be primarily responsible for securing necessary regulatory licensing approvals for the LTA operation. To this end, in November 2011, we established our NUF Advisory Board to further strengthen dialogue with global nuclear utilities, consistent with U.S. export control laws, and provide their input into our nuclear fuel development and commercialization efforts. The initial NUF Advisory Board members include top nuclear fuel managers from Exelon, Duke Energy, Dominion, and Southern Company. Separately, we are also pursuing discussions with major fuel fabricators relating to collaboration on our nuclear fuel designs.

Various industry efforts currently underway to meet the growing demand for more electric power output from the same reactor core size, and to create a more efficient fuel cycle, with improved safety, reliability and extended fuel cycle length, are largely focused on stretching the limits of conventional oxide fuels. While this strategy has worked well in the past, now almost all of the available fuel performance margins with conventional oxide fuels have been utilized. Due to the risk-averse nature of the major industry players and a significant capital investment made in existing infrastructure supporting conventional oxide fuels, major fuel vendors are reluctant to take on early risks associated with fuel development programs on next generation nuclear fuel designs. We believe that we are well positioned to take advantage of this market opportunity by developing next generation fuel designs that can meet the needs of the power generators.

As discussed above, our commercialization strategy is not to compete with the major fuel fabricators that collectively fabricate a large majority of the fuel used in the world’s nuclear power plants. Instead, we are pursuing a commercialization strategy aimed at generating interest in our nuclear fuel designs from one or more of these major nuclear fuel fabricators that could lead to a technology licensing or other teaming arrangement within the next two to three years. Our ultimate commercial success depends on the timing and the terms of any commercial arrangements we are able to negotiate with one or more of these potential partner companies.

We recognize that a successful commercialization strategy is highly dependent upon the interest in our nuclear fuel designs from nuclear power plants, which are the ultimate fuel product users. If we are successful in generating sufficient interest from one or more nuclear power plants in evaluating our fuel technology for potential use, we believe it would make it easier to find a major fuel fabricator that would be willing to partner with us in order to offer our fuel products to the nuclear power generator. The establishment of our NUF Advisory Board, consisting of top fuel managers of major nuclear utilities, assists us in obtaining their input and meeting their nuclear fuel needs.

It is also important for us to generate public, industry and government awareness of our nuclear fuel technology, through product demonstration which could help build confidence in our technology and increase credibility among fuel fabricators and nuclear power plants. We are pursuing a public outreach effort by seeking publication of technical papers highlighting progress on our fuel designs in peer-reviewed technical journals and presentations at major international nuclear conferences.

In certain markets with a diversified energy base, decisions on new build power plants are largely affected by the economics of various energy sources. If prices of non-nuclear energy sources fall, it could limit the deployment of new build nuclear power plants in such markets. This could reduce the size of the potential markets for our fuel technology. If prices or production costs of non-nuclear energy increase, there may be increased demand for the deployment of new build nuclear power plants.

SOURCES AND AVAILABILITY OF RAW MATERIALS

Our fuel technology development business is a licensing business, as we intend to license our fuel technology to fuel fabricators. We do not plan to utilize any raw materials in the conduct of our operations. The fuel fabricators which will ultimately fabricate our fuel products will require zirconium, uranium and/or thorium, and additional raw materials that are required for the production of nuclear fuel assemblies that go into the reactor core.

Uranium and zirconium are available to the fuel fabricators from various suppliers at market-driven prices. The current demand for thorium is very low. Thorium is sometimes used in government flares, camping lantern wicks and in other products in small quantities. If thorium-based fuels become commercially accepted in the nuclear power industry, there would be a significant increase in the demand for thorium. According to the International Atomic Energy Agency (IAEA), thorium is over three times more abundant in nature than uranium, and is found in large quantities in monazite sands in many countries, including, Australia, India, the United States of America, and China.

OVERVIEW OF THE NUCLEAR POWER INDUSTRY

Potential Market

Presently, nuclear power provides approximately 7% of the world’s energy, including approximately 14% of the world’s electricity. According to the World Nuclear Association, as of August 2011, there were approximately 433 nuclear power plants in operation worldwide, mostly light water reactors, with the most common types being PWRs, BWRs, and VVER reactors (a Russian equivalent of PWRs). Nuclear power provides a non-fossil, low-carbon energy solution that can meet baseload electricity needs.

A majority of currently operating commercial reactors around the world were built over 20 years ago. Many of these reactors have a licensed operating life of 40 years. Unless there is a significant increase in new build activity over the next two decades, it is possible that the majority of reactors that will be in operation in 2030 are already in use today.

Due to substantial project risks and the significant upfront capital commitment associated with new build, many nuclear utilities in deregulated markets choose to optimize their existing generating capacity through increasing their capacity utilization factor, power uprates and plant life extensions. We expect this trend to continue, particularly in the mature nuclear markets with significant existing nuclear capacity. We expect most of the new build activity to occur in emerging nuclear markets.

Of the world’s existing reactors currently in operation, PWRs (including Russian-designed VVERs) account for more than half of the net operating capacity, with BWRs being second accounting for another 20%.

Of the nuclear reactors currently under construction, over 80% are either PWRs or VVERs with a rated power output of 1,000 MWe or greater.

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

The utility will conduct an economic analysis to evaluate the potential financial benefits of the proposed uprate. Typically, power uprates enable utilities to increase their generating capacity at a cost significantly less than the cost of building a new plant. In many cases, power uprates can be completed in months as opposed to the several years required for new build, thus the invested dollars begin producing revenue shortly after they are spent. Power uprates, therefore, represent an efficient use of capital.

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

Most nuclear power plants originally had a licensed lifetime of 25 to 40 years, but engineering assessments have established that many can operate much longer. In the U.S. approximately 60 reactors have been granted license extensions to continue operating for a total of 60 years. Most of the plants that have not already requested a license extension are expected to apply in the near future. A license extension at about the 30-year mark justifies additional capital expenditure for the replacement of worn equipment and outdated control systems.

The technical and economic feasibility of replacing major reactor components, such as steam generators in PWRs, has been demonstrated. The increased revenue generated from extending the lifetime of existing plants is attractive to utilities, especially in view of the difficulties in obtaining public acceptance of constructing replacement nuclear capacity.

The loss of generating capacity by old plants being retired is balanced by new plants coming on line. There are no firm projections for retirements over the next two decades, however the World Nuclear Association (WNA), estimates that at least 60 of those now operating will close by 2030, most being small plants. Using conservative assumptions about license renewal, the 2009 WNA Market Report anticipates that approximately 143 reactors will be decommissioned by 2030.

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

Influence of Natural Gas Prices in the United States

Natural gas is currently the cheapest option for power generation, which is causing some utilities to abandon plans for nuclear and wind power sources. The abundance of natural gas may adversely affect the markets for nuclear power uprates.

Influence of the Accident at Fukushima, Japan and New International Nuclear Build

The major nuclear accident at the Fukushima nuclear power plant in Japan following the massive tsunami and strong earthquake that occurred on March 11, 2011, increased public opposition to nuclear power in some countries, resulting in a slowdown in, or, in some cases, a complete halt to, new construction of nuclear power plants and an early shut down of existing power plants in select countries.

Our Target Market

Presently, we are targeting Western-type PWR reactors with a net capacity of 900 MWe or more that will be under 40 years of age by 2021. These reactors represent the largest market segment, both in terms of operating reactors and new build units under construction or planned. Our technology is applicable to many more reactors than those included in our target market. The current target market was selected as we believe that it represents the largest commercial market segment with the highest potential for return on investment in the near-term.

Based on the WNA’s reactor database, we estimate that the current size of our target market is approximately 148 gigawatts electric, or GWe, of net generating capacity that is expected to grow to 184 GWe by 2020 if all of the reactor units currently under construction are completed. The projected size of the target market is expected to expand to 222 GWe by 2020 and 269 GWe by 2030 if all of the currently planned new build and half of the proposed reactor units are completed.

Within the identified potential target market, France, China, United States and Korea represent the largest market segment, accounting for over 80% of the total projected target market size in 2030. We believe that it is important for us, through technology license arrangements with major fuel vendors, to ultimately secure a footing in one or more of these countries in order to achieve meaningful market penetration rates.

Our Intellectual Property

Our nuclear fuel technologies are protected by multiple U.S. and international patents. Our current patent portfolio is comprised of the following patents:

Granted U.S. Patents:

  Patent No. 6,026,136 for a seed-blanket unit fuel assembly for a nuclear reactor;

  Patent No. 5,949,837 for a nuclear reactor having a core including a plurality of seed-blanket units;

  Patent No. 5,864,593 for a method for operating a nuclear reactor core comprised of at least first and second groups of seed-blanket units; and

  Patent No. 5,737,375 for a nuclear reactor having a core including a plurality of seed-blanket units.

  These U.S. patents are in force and will expire on August 16, 2014. We have also filed new US and international patent applications relating to these fuel technologies that will extend our patent protection through 2027-2028 when and if these applications are allowed and granted as patents (see below for more information).

Granted International Patents:

  Russian Patent No. 2,176,826 (expires August 16, 2014);

  Russian Patent No. 2,222,837 (expires August 16, 2014);

  South Korean Patent No. 301,339 (expires August 16, 2014);

  South Korean Patent No. 336,214 (expires August 16, 2014);

  Chinese Patent No. ZL 96196267.4 (expires August 16, 2014);

  Eurasian Patent No. EA015019 (B1), based on PCT Patent Application No. PCT/RU2007/000732, filed December 26, 2007, titled “NUCLEAR REACTOR (ALTERNATIVES), FUEL ASSEMBLY OF SEED- BLANKET SUBASSEMBLIES FOR NUCLEAR REACTOR (ALTERNATIVES), AND FUEL ELEMENT FOR FUEL ASSEMBLY” (expires December 26, 2027).

Pending Patent Applications:

  Patent Applications Based On PCT Patent Application No. PCT/RU2007/000732, filed December 26, 2007, titled “NUCLEAR REACTOR (ALTERNATIVES), FUEL ASSEMBLY OF SEED-BLANKET SUBASSEMBLIES FOR NUCLEAR REACTOR (ALTERNATIVES), AND FUEL ELEMENT FOR FUEL ASSEMBLY:”

  Japanese Application No. JP2010-540611;

  Australian Application No. 2007 363 064;

  S. Korean Application No. 10-2010-7016627;

  Canadian Application No. 2,710,432;

  Chinese Application No. CN20078102099.4;

  Indian Application No. 5244/DELNP/2010 ;

  European Application No. 8142834.7;

  European Application No. 10166457.1;

  U.S. Application No. 12/340,833 (allowed and will issue on February 14, 2012); and

  U.S. Application No. 13/047,168

  When and if these applications are allowed and grant as patents, they are expected to expire on December 26, 2027.

  Patent Applications Based on PCT patent application No. PCT/RU2008/000801 filed on December 25, 2008 entitled “A Light Water Reactor Fuel Assembly (Alternatives), A Light Water Reactor and A Fuel Assembly Fuel Element:”

  Japanese Application No. JP 2011-543460;

  Australian Application No. AU20080365658;

  S. Korean Application No. 10-2011-7016736;

  Canadian Application No. CA20082748367;

  Chinese Application No. CN20088132741;

  Indian Application No. 5521/DELNP/2011;

  Eurasian Application No. 201100729;

  European Application No. EP20080879222; and

  U.S. Application No. 13/139,677.

  When and if these applications are allowed and grant as patents, they are expected to expire on December 25, 2028.

  PCT International Patent Application No. PCT/US2011/036034, filed May 11, 2011, titled “Fuel Assembly” (Metal).

  PCT International Patent Application No. PCT/US2012/02878, filed January 11, 2012, titled “Locking Device For Nuclear Fuel Assemblies.”

In addition to our patent portfolio, we also own the following trademarks:

Registered US Trademarks:

  LIGHTBRIDGE corporate name (Registration No. 3933449)

  Lightbridge’s corporate logo (Registration No. 3933450)

  THORIUM POWER corporate name (Registration No. 3791726)

Registered International Trademarks:

  LIGHTBRIDGE corporate name:

  European Union (Registration No. 8773988)

  France (Registration No. (08)3573606)

  United Kingdom (Registration No. 2486858)

  Russia (Registration No. 434229)

  Lightbridge’s corporate logo:

  European Union (Registration No. 8771875)

  Russia (Registration No. 434228)

  THORIUM POWER corporate name:

  Russia (Registration No. 426009)

Pending Trademark Applications:

  LIGHTBRIDGE corporate name (US Application No. 77896036 – Notice of Allowance issued on January 18, 2011)

  Lightbridge’s corporate logo (US Application No. 77896051 – Notice of Allowance issued on January 18, 2011)

We are continually executing a strategy aimed at further expanding our intellectual property portfolio.

Our Consulting Business Segment

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

Due to the relatively limited growth in the nuclear energy industry during the 1980’s and 1990’s, and corresponding limited recruitment into the industry, the cadre of engineers, managers and other nuclear energy industry experts is aging. In any nuclear renaissance, we believe that the industry will be challenged in acquiring and retaining sufficient qualified expertise. In countries studying the potential of establishing new nuclear energy programs, the number of qualified nuclear energy personnel is limited, and we believe that those countries will need to rely on significant support from non-domestic service providers and experts to ensure success in those programs.

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

Our major challenge in pursuing our business is that the decision making process for nuclear power programs typically involves careful consideration by many parties and therefore requires significant time. Many of the potential clients that could benefit from our services are in regions of the world where tensions surrounding nuclear energy are high, or in countries where public opinion plays an important role. Domestic and international political pressure and public opposition to nuclear power may hinder our efforts to provide nuclear energy consulting services, regardless of our focus on non-proliferative nuclear power.

Employees

Our business model is to limit the number of our full-time employees and to rely on consultants, outside agencies and technical facilities with specific skills to assist with various business functions including, but not limited to: corporate governance, research and development, and government relations. This model limits overhead costs and allows us to draw upon resources that are specifically tailored to our internal and external (client) needs. As of December 31, 2011, we had 15 full-time employees. We utilize a network of over 150+ contract employees available for deployment for specialized consulting assignments. We believe that our relationship with our employees and contractors is satisfactory.

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

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available free of charge on our website at www.ltbridge.com as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. Copies of these reports may also be obtained free of charge by sending written requests to Investor Relations, Lightbridge Corporation, 1600 Tysons Blvd, Suite 550 Tysons Corner, VA 22102 USA. The information posted on our web site is not incorporated into this Annual Report.

Item 1A. Risk Factors

General Business Risks

If the price of non-nuclear energy sources falls, there could be an adverse impact on new build nuclear reactor activities in certain markets, which would have a material adverse effect on our operations.

In certain markets with a diversified energy base, decisions on new build power plants are largely affected by the economics of various energy sources. If prices of non-nuclear energy sources fall, it could limit the deployment of new build nuclear power plants in such markets. This could reduce the size of the potential markets for both our fuel technology and our consulting services.

We may be adversely affected by uncertainty in the global financial markets and worldwide economic downturn.

Our future results may be impacted by the worldwide economic downturn, continued volatility or further deterioration in the debt and equity capital markets, inflation, deflation, or other adverse economic conditions that may negatively affect us. Even with the net proceeds of our July 2010 financing, we will likely require additional capital in the near future. Due to the above listed factors, we cannot be certain that additional funding will be available on terms that are acceptable to us, or at all.

We may be adversely affected by public opposition to nuclear energy as a result of the major nuclear accident at Fukushima, Japan.

The major nuclear accident at the Fukushima nuclear power plant in Japan following the massive tsunami and strong earthquake that occurred on March 11, 2011, increased public opposition to nuclear power in some countries, resulting in a slowdown in, or a complete halt to, new construction of nuclear power plants and an early shut down of existing power plants in select countries.

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

The DOE is currently finalizing its review of our Part 810 export authorization request which is required in order for us to be able to enter into an agreement relating to our proposed collaboration with Rosatom or its subsidiary companies.

Risks Associated with our Fuel Technology Business

Our fuel designs have never been tested in an existing commercial reactor and actual fuel performance, as well as the willingness of commercial reactor operators and fuel fabricators to adopt a new design, is uncertain.

Nuclear power research and development entails significant technological risk. New designs must be fabricated, tested and licensed before they can be offered for sale in commercial markets. Our fuel designs are still in the research and development stage and while certain testing on our fuel technologies has been completed, further testing and experiments will be required in test facilities. Furthermore, the fuel technology has yet to be demonstrated in an existing commercial reactor. Until we are able to successfully demonstrate operation of our fuel designs in an actual commercial reactor, we will not be certain about the ability of the fuel we design to perform as expected. In addition, there is also a risk that suitable testing facilities may not be available to us on a timely basis, which could cause development program schedule delays.

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

Existing commercial nuclear infrastructure, including conversion facilities, enrichment facilities, fabrication facilities, fuel storage facilities, fuel handling procedures, fuel operation at reactor sites, used fuel storage facilities and shipping containers, were designed and are currently licensed to handle uranium enrichment up to 5%. Our fuel designs are expected to have enrichment levels up to 19.7% and would therefore require certain modifications to existing commercial nuclear infrastructure to enable commercial nuclear facilities to handle our fuels. Those nuclear facilities will need to go through a regulatory licensing process and obtain regulatory approvals to be able to handle uranium with enrichment levels up to 19.7% and operate commercial reactors using our fuel. There is a risk that some relevant entities within the nuclear power industry may be slow in making any required facility infrastructure modifications or obtaining required licenses or approvals to handle our fuel or operate commercial reactors using our fuel.

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

Much of our present research activities are being conducted in Russia. Our research operations conducted in Russia are subject to various political risks and uncertainties inherent in the country of Russia. If U.S.-Russia relations deteriorate, the Russian government may decide to scale back or even cease completely its cooperation with the United States on various international projects, including nuclear power technology development programs. If this should happen, our research and development program in Russia could be scaled back or shut down, which could cause development program schedule delays and may require additional funding to access alternative testing facilities outside of Russia. The Russian institutes or nuclear entities engaged in our project are highly regulated and, in many instances, are controlled by the Russian government. The Russian government could decide that the nuclear scientists engaged in our project in Russia or testing facilities employed in our project should be redirected to other high priority national projects in the nuclear sector which could lead to development program schedule delays. Certain future research and development activities to be performed by Russian entities under contract with us will require formal authorization from the Russian State Atomic Energy Corporation, or “Rosatom”, which owns those entities and is the main Russian government agency that oversees Russia’s civil nuclear power industry. Rosatom requires that all collaborative projects with U.S. entities fall into one of the collaboration areas outlined in a government-to-government agreement that was entered into by and between the United States and Russia soon after the 123 Agreement on peaceful nuclear cooperation between the two countries came into force (which occurred in late 2010). Rosatom requires that the DOE issue an official endorsement of each commercial project proposed for collaboration between a U.S. entity and Rosatom. Without such DOE endorsement and designation of the project by DOE as consistent with one of the collaboration areas outlined in the above-mentioned government-to-government agreement, Rosatom is unlikely to cooperate and participate in the proposed project. Lightbridge has recently received a letter from DOE confirming that our proposed collaborative projects with Rosatom fall under the 123 agreement, which we understand has satisfied the Rosatom requirements. Until commercial negotiations with Rosatom and/or its subsidiary companies are concluded and a legally binding agreement is entered into between the parties, a risk of development program schedule delays or a lack of sufficient interest from Rosatom or its entities in proposed collaboration still remains.

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

If the DOE were to successfully assert that an invention claimed within our 2007 or 2008 Patent Cooperation Treaty, or PCT, patent applications was first conceived or actually reduced to practice under a contract with the DOE, then our intellectual property rights in that invention would become compromised and our business model could fail or become significantly impeded.

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

The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

  quarterly variations in operating results;
  changes in financial estimates by securities analysts;
  changes in market valuations of other similar companies;
  announcements by us or our competitors of new products or of significant technical innovations, contracts, receipt of (or failure to obtain) government funding or support, acquisitions, strategic partnerships or joint ventures;
  additions or departures of key personnel;
  any deviations in net sales or in losses from levels expected by securities analysts, or any reduction in political support from levels expected by securities analysts;
  future sales of common stock; and
  nuclear accidents or other adverse nuclear industry events.

The stock market may experience extreme volatility that is often unrelated to the performance of particular companies. These market fluctuations may cause our stock price to fall regardless of its performance.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Description of Property

We are obligated to pay approximately $43,000 per month for office rent and approximately another $2,000 per month for other fees for the rented office space located at 1600 Tysons Boulevard, Suite 550, Tysons Corner, Virginia 22102. The space is used by our executives, employees and contractors for administrative purposes. The term of the lease for our offices expires on December 31, 2013 and is renewable for additional one-year terms.

We are obligated to pay approximately US$9,000 per month for office rent and approximately another US$1,500 per month for other fees for the rented office space located at Zemlyanoi Val, 9, Moscow, Russia, 105064. The space is used by our Moscow staff for administrative purposes. The term of the lease for our offices expires on April 30, 2012 and is renewable for additional one-year terms.

Our branch offices in London and Abu Dhabi are maintained via corporate agents, and fees that we pay our agents include rental expense. The address for our branch in London is Lightbridge Advisors Limited, High Street Partners, 83 Victoria Street, London, SW1H OHW.

Item 3. Legal Proceedings

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the NASDAQ Capital Market under the symbol “LTBR”.

The following table sets forth, for the periods indicated, the high and low sales prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Fiscal Year	Quarter	High	Low
	Ending

2011	December 31	$3.24	$1.96
	September 30	$3.70	$1.72
	June 30	$5.80	$3.53
	March 31	$7.22	$5.10
2010	December 31	$6.23	$5.00
	September 30	$8.31	$5.31
	June 30	$11.15	$5.26
	March 31	$9.00	$5.99

Holders

As of February 21, 2012, our common stock was held by 144 stockholders of record. This number excludes the shares of our common stock owned by stockholders holding stock under nominee security position listings.

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

  Operations Review — an analysis of our Company’s consolidated results of operations for the two years presented in our consolidated financial statements. Except to the extent that differences among our operating segments are material to an understanding of our business as a whole, we present the discussion in the MD&A on a consolidated basis; and

  Liquidity, Capital Resources and Financial Position — an analysis of our cash flows; an overview of our financial position.

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

Our Nuclear Fuel Technology Business Segment

We are developing innovative, proprietary nuclear fuel designs that can significantly enhance the nuclear power industry’s economics and increase power output by: 1) Extending the fuel cycle length to 24 months while simultaneously providing an increase in power output of up to 17% in existing pressurized water reactors (including Westinghouse 4-loop reactors, which are currently limited to an 18-month fuel cycle); 2) Enabling increased reactor power output (up to 30% increase) without changing the core size in new build PWRs; and 3) Addressing the back-end of fuel cycle concerns related to the volume of used fuel per kilowatt-hour as well as proliferation of weapons-usable materials. For uprates up to 10%, only relatively minor reactor system modifications would be required.

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

We believe that a major opportunity for us is the possibility that our advanced nuclear fuel designs, which are currently in the research and development stage, will be used in many existing and new light water nuclear reactors. Light water reactors are the dominant reactor type currently used in the world, and fuels for such reactors constitute the majority of the commercial market for nuclear fuel.

Consulting Business Segment

We are primarily engaged in the business of assisting commercial and governmental entities with developing and expanding their nuclear industry capabilities and infrastructure. We provide integrated strategic advice across a range of expertise areas including, for example, regulatory development, nuclear reactor site selection, procurement and deployment, reactor and fuel technology, international relations and regulatory affairs. Our consulting services are expert and relationship based, with particular emphasis on key decision makers in senior positions within governments or companies, as well as focus on overall management of nuclear energy programs. To date, substantially all of our revenues are derived from our consulting and strategic advisory services business segment, which primarily provides nuclear consulting services to entities within the United Arab Emirates, our first significant consulting and strategic advisory client. In April 2010 and December 2010, we began to provide consulting services in additional countries, including the member states of the Gulf Cooperation Council (The GCC, a political and economic union that comprises the Gulf states of the Kingdom of Bahrain, State of Kuwait, Sultanate of Oman, State of Qatar, Kingdom of Saudi Arabia and United Arab Emirates) and Kuwait. We have also provided nuclear safety consulting advice to U.S. nuclear utilities.

Factors Affecting Our Financial Performance

Economics of Nuclear Power

In certain markets with a diversified energy base, decisions on new build power plants are largely affected by the economics of various energy sources. If prices of non-nuclear energy sources fall, it could limit the deployment of new build nuclear power plants in such markets. This could reduce the size of the potential markets for our fuel technology. If prices or production costs of non-nuclear energy increase, there may be increased demand for the deployment of new build nuclear power plants.

Consulting and Strategic Advisory Services

Our primary challenge in pursuing our business is that the decision making process for nuclear power programs typically involves careful consideration by many parties and therefore requires significant time. Many of the potential clients that could benefit from our services are in regions of the world where tensions surrounding nuclear energy are high, or in countries where public opinion plays an important role. Domestic and international political pressure may hinder our efforts to provide nuclear energy services, regardless of our focus on non-proliferative nuclear power.

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

Accounting for Stock Based Compensation, Stock Options and Stock Granted to Employees and Non-employees

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

The stock-based compensation expense incurred by Lightbridge in connection with its employees is based on the employee model of ASC 718. Under ASC 718 employee is defined as “An individual over whom the grantor of a share-based compensation award exercises or has the right to exercise sufficient control to establish an employer-employee relationship based on common law as illustrated in case law and currently under U.S. tax regulations.” Our advisory board members and consultants do not meet the employer-employee relationship as defined by the IRS and therefore are accounted for under ASC 505-50. Under these requirements, stock-based compensation expense for non-employees is based on the fair value of the award on the measurement date which is the earlier of the date at which a commitment for performance by the counterparty to earn the equity instruments is reached (a performance commitment), or the date at which the counterparty’s performance is complete. For all grants made, we recognize compensation cost under the straight-line method.

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

The two consulting agreements that we entered into in August 2008 with the Emirates Nuclear Energy Corporation (ENEC) and the Federal Authority for Nuclear Regulation (FANR) were fixed-fee service contracts, but were subsequently changed to time and expense contracts. We recognize revenue associated with these contracts in accordance with the time and expense billed to our customer, which is subject to their review and approval. When a loss is anticipated on a contract, the full amount of the anticipated loss is recognized immediately. Our management uses its judgment concerning the chargeable number of hours to bill under each contract considering a number of factors, including the experience of the personnel that are performing the services, the value of the services provided and the overall complexity of the project. Should changes in management’s estimates be required, due to business conditions that cause the actual financial results to differ significantly from management’s present estimates, revenue recognized in future periods could be adversely affected.

The revenue recognition from two other governments contracts entered into April 2010 and December 2010 were based on the completion and acceptance of contractual milestones. All contractual milestones were completed in 2011.

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

Intangibles

As presented on the accompanying balance sheet, we had patents with a net book value of approximately $537,000 as of December 31, 2011. There are many assumptions and estimates that may directly impact the results of impairment testing, including an estimate of future expected revenues, earnings and cash flows, and discount rates applied to such expected cash flows in order to estimate fair value. We have the ability to influence the outcome and ultimate results based on the assumptions and estimates we choose for testing. To mitigate undue influence, we set criteria that are reviewed and approved by various levels of management. The determination of whether or not intangible assets have become impaired involves a significant level of judgment in the assumptions. Changes in our strategy or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets.

Contingencies

Management assesses the probability of loss for certain contingencies and accrues a liability and/or discloses the relevant circumstances, as appropriate. Management discloses any liability which, taken as a whole, may have a material adverse effect on the financial condition of the Company. Refer to Note 9 to the Notes to Consolidated Financial Statements.

Recent Accounting Standards and Pronouncements

Refer to Note 1 of Notes to Consolidated Financial Statements for a discussion of recent accounting standards and pronouncements.

Operations Review

Business Segments and Periods Presented

We have provided a discussion of our results of operations on a consolidated basis and have also provided certain detailed segment information for each of our business segments below for the years ended December 31, 2011 and 2010, in order to provide a meaningful discussion of our business segments. We have organized our operations into two principal segments: Consulting and Nuclear Fuel Technology. We present our segment information along the same lines that our chief executives review our operating results in assessing performance and allocating resources.

BUSINESS SEGMENT RESULTS – YEAR ENDED DECEMBER 31, 2011 AND 2010

					Corporate and
	Consulting		Technology		Eliminations		Total
	2011	2010	2011	2010	2011	2010	2011	2010
Revenue	6,356,424	7,244,158	0	342,550	0	0	6,356,424	7,586,708
Segment Profit – Pre Tax	1,411,615	1,703,301	(2,349,749)	(1,522,275)	(4,930,873)	(7,744,507)	(5,669,007)	(7,563,481)
Total Assets	277,211	990,563	483,849	329,640	9,757,727	13,990,609	10,518,787	15,310,812
Property Additions	0	0	0	0	1,297	1,620	1,297	1,620
Interest Expense	0	0	0	0	0	0	0	0
Depreciation Expense	0	0	2,120	786	24,842	26,214	26,962	27,000

Technology Business

Over the next 12 to 15 months, we expect to incur approximately $5-6 million in research and development expenses related to the development of our proprietary nuclear fuel designs. We spent approximately $2.3 million and $1.6 million for research and development during the years ended December 31, 2011 and 2010, respectively.

Over the next 2-3 years, we expect that our research and development activities will increase and will be primarily focused on testing and demonstration of our metallic fuel technology for Western-type pressurized water reactors. The main objective of this research and development phase is to prepare for full-scale demonstration of our fuel technology in an operating commercial PWR. As discussed above, we believe the testing and demonstration work on our all-uranium seed-and-blanket fuel technology will also benefit and advance our thorium-based seed-and-blanket fuel assembly design due to the similarities and synergies between the two fuel assembly designs.

Consulting Services Business

At the present time, substantially all of our revenue for the years ended December 31, 2011 and 2010, from our consulting and strategic advisory services business segment is derived by offering services to governments outside of the U.S. planning to create or expand electricity generation capabilities using nuclear power plants. The fee type and structure that we offer for each client engagement is dependent on a number of variables, including the complexity of the services, the level of the opportunity for us to improve the client’s electricity generation capabilities using nuclear power plants, and other factors.

Consolidated Results of Operations

The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2011	2010

Consolidated Statements of Income Data:
Revenues	100%	100%
Costs and expenses:
Cost of revenues	63	65
Gross Profit	37	35
Research and development	37	21
General and administrative	99	114

Total costs and expenses	136	135

Loss from operations	(99)	(100)
Interest income and other, net	7	1

Loss before income taxes	(92)	(99)
Provision for income taxes	0	0

Net loss	(92)%	(99)%

Revenue

The following table presents our revenues, by business segment, for the periods presented (in millions):

	Year Ended December 31,
	2011	2010

Consulting Segment Revenues:
ENEC and FANR (UAE)	$4.7	$6.4
Other (GCC and other countries)	1.7	0.8

Total	6.4	7.2
Technology Segment Revenues	0.0	0.4

Total Revenues	$6.4	$7.6

The decrease in our revenues from 2010 to 2011 of $1.2 million resulted from the decrease in the work performed for our ENEC, Kuwait and AREVA projects, which was partially offset by the increase in revenues that we have earned on our GCC and FANR project. Our consulting projects with ENEC and FANR are being performed pursuant to ongoing requests to work on specific projects on a time and expense basis as needed. The future revenue to be earned and recognized under both the ENEC and FANR agreements will depend upon agreed upon work plans which can differ from the revenue amounts initially planned to be earned under these agreements.

We believe that in 2012 we may obtain contracts from other governments interested in deploying nuclear power in their countries, based on our commitment to providing consulting services that are relevant and objective in exploring the use of nuclear power, which in turn could increase our future consulting revenues.

See Note 1 and Note 3 of the Notes to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information about our revenue.

Costs and Expenses

The following table presents our cost of services provided, by business segment, for the periods presented (in millions):

	Year Ended December 31,
	2011	2010

Consulting	$4.0	$4.7
Technology	0.0	0.3
Total	$4.0	$5.0

Cost of Services Provided

These expenses related to the consulting, professional, administrative and other support costs allocated to our technology and consulting projects, which were incurred to perform and support the work done for our consulting projects with ENEC, FANR and our other contracts. The billing rates to us from our consultants who provide services under our consulting contracts predominantly remained the same in 2011 and 2010. The decrease in the consulting costs of $1 million was a result of the decrease of the work we performed for our consulting projects, as mentioned above in the revenue section.

If consulting revenues increase in future periods, we expect cost of services provided will increase in dollar amount and may increase as a percentage of revenues.

See Note 1 and Note 3 of the Notes to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information about our cost of services provided.

Research and Development

The following table presents our research and development expenses, (in millions):

	Year Ended
	December 31,
	2011	2010

Research and development expenses	$2.3	$1.6

Research and development expenses consist mostly of compensation and related costs for personnel responsible for the research and development of our fuel. The increase of $0.7 million in 2011 was primarily due to the redirection of some of our employees to our research and development efforts. Most of our research and development activities are conducted in Russia. We expense research and development costs as they are incurred.

Research and development expenses will increase in dollar amount and may increase as a percentage of revenues in future periods because we expect to continue to invest in the development of our nuclear fuel products.

See Note 10 of the Notes to our Consolidated Financial Statements included in Item 8 of this Annual Report Form on 10-K for additional information about our research and development costs.

General and Administrative Expenses

The following table presents our general and administrative expenses, (dollars in millions):

	Year Ended
	December 31,
	2011	2010

General and administrative expenses	$6.3	$8.7

General and administrative expenses consist mostly of compensation and related costs for personnel and facilities, stock-based compensation, finance, human resources, information technology, and fees for consulting and other professional services. Professional services are principally comprised of outside legal, audit, strategic advisory services and outsourcing services.

The general and administrative expenses decrease of $2.4 million was mostly related to the decrease in stock-based compensation expense of $1.2 million as a result of a significant amount of equity awards which fully vested in 2010, and the reduction in payroll expenses and payroll benefits of approximately $1.1million, which reduction was partially due to the redirection of work performed by some of our employees to our research and development efforts. The remainder was due to general cost cutting measures.

See Note 11 of the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for information regarding our stock-based compensation.

Interest Income and Other, Net

Interest income and other income and expenses, net, increased by approximately $0.4 million during the year ended December 31, 2011 as compared to the year ended December 31, 2010. This increase was driven by an increase in investment income due to our higher cash equivalents and marketable securities balances during the period resulting from our July 2010 fundraise.

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

Liquidity and Capital Resources

As of December 31, 2011, we had total cash and cash equivalents and restricted cash of approximately $4.2 million and marketable securities of $5.1 million, both totaling $9.3 million. The following table provides detailed information about our net cash flow for all financial statements periods presented in this Report.

Cash Flow

	December 31,
	2011	2010

Net cash provided by (used in) operating activities	$(4,050,098)	$(2,361,138)
Net cash provided by (used in) investing activities	$5,247,375	$(10,714,881)
Net cash provided by (used in) financing activities	$(1,600)	$12,420,649
Net cash inflow (outflow)	$1,195,677	$(655,370)

Operating Activities

Net cash used in our operating activities increased by approximately $2.7 million for the year ended December 31, 2011 as compared to 2010. This increase in cash used in operations was mostly due to the decrease in our 2011 revenue, resulting in a decrease in total cash collections on our accounts receivable of approximately $1.9 million. The increase in cash used in operations was also attributable to the decrease in our accounts payable and accrued expenses balances of approximately $0.3 million. While we continue to receive payments on all our outstanding accounts receivables, a decrease in cash receipts from our future billings may continue, which can impact cash provided by operating activities in future periods.

Investing Activities

Net cash provided by our investing activities for the year ended December 31, 2011 as compared to net cash used by our investing activities in 2010, increased by approximately $16.0 million. Such increase was due to the use of our marketable securities to fund our operating activities (increase in cash and cash equivalents) and the purchase of marketable securities of approximately $10.4 million in 2010 from the proceeds of our 2010 fundraise (decrease in cash and cash equivalents), and an increase in patent costs in 2011 compared to 2010 for the filing of patent applications. These patent applications are filed for the new developments resulting from our research and development activities in our technology business segment. We anticipate these patent costs to increase in the future periods due to the research and development work we plan to perform on our all-metal fuel design.

Financing Activities

Net cash provided by (used in) our financing activities for the year ended December 31, 2011, as compared to 2010, decreased by approximately $12.4 million. This decrease is due to the decrease in proceeds from the issuance of common stock of approximately $12.6 million. This decrease was offset by the decrease in redemption of stock from the exercise of stock options by an officer of approximately $0.2 million during 2010.

We anticipate entering into other consulting and technology agreements with our existing and new potential clients that will generate additional revenues for us in 2012 and beyond. If we do not enter into any new agreements, we anticipate that our cash position will meet our working capital needs to sustain our current operations at their current operating levels until 2013. In support of our business plan regarding our research and development activities for developing our fuel designs, we will need to raise additional capital in 2012 by way of an offering of equity securities, an offering of debt securities, a financing through a bank, or a strategic alliance with another entity. We may also need to raise additional capital sooner if the consulting business segment becomes non-sustaining. Currently, we are working on revenue opportunities with the overall goal of increasing our profitability and cash flow.

In support of our long-term business plan with respect to our fuel technology business, we endeavor to create strategic alliances with major fuel vendors, fuel fabricators and/or other strategic parties during the next three years, to support the remaining research and development activities required to further enhance and complete the development of our fuel products to a commercial stage. We may be unable to form such strategic alliances on terms acceptable to us or at all. Our total current average operating expenses, excluding the approximately $5-6 million of outside consulting research and development expenses we expect to incur over the next 12-15 months, is approximately $1.0 million per month

Off Balance Sheet Arrangements

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 8. Financial Statements

The full text of our audited consolidated financial statements as of December 31, 2011 and 2010 begins on page F-1 of this Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There have been no disagreements regarding accounting and financial disclosure matters with our independent certified public accountants.

Item 9A. Controls and Procedures

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Operating Officer/Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based on that evaluation, our Chief Executive Officer and Chief Operating Officer/Chief Financial Officer concluded that as of December 31, 2011, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our assessment we determined that, as of December 31, 2011, the Company’s internal controls over financial reporting are effective based on those criteria.

Child, Van Wagoner & Bradshaw, PLLC, Certified Public Accountants (“CVB”), our independent registered public accounting firm, has performed an audit of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, and, as part of its audit, has issued its attestation report on the effectiveness of the Company’s internal controls over financial reporting herein as of December 31, 2011. CVB’s attestation report is included in this Annual Report on Form 10-K on page F-2. This audit is required to be performed in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our independent auditors were given unrestricted access to all financial records and related data.

(c) Changes in internal control over financial reporting

During the fourth quarter of 2011, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by Item 10 of Part III is included in our Proxy Statement relating to the 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 11 of Part III is included in our Proxy Statement relating to the 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholders

The information required by Item 12 of Part III is included in our Proxy Statement relating to the 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by Item 13 of Part III is included in our Proxy Statement relating to the 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by Item 14 of Part III is included in our Proxy Statement relating to the 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

3.2	Certificate of Amendment to Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s current report on 8-K filed on February 13, 2006)
3.3	Certificate of Amendment to Articles of Incorporation. (Incorporated by reference to appendix A to the Registrant’s definitive information statement on Schedule 14C filed on July 31, 2006)
3.4	Certificate of Amendment to Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s current report on 8-K filed on September 25, 2009)
3.5	Amended and Restated Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.2 to the Registrant’s current report on 8-K filed on July 9, 2007)
4.1	2006 Stock Plan (incorporated by reference to Exhibit 10.1 of the current report of the Company on Form 8-K filed February 21, 2006).
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

10.6

Independent Director Contract, dated October 23, 2006, between the Company and Daniel B. Magraw (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8- K, filed on October 23, 2006).

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

10.10	Stock Option Agreement, dated July 14, 2009, between Seth Grae and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 20, 2009).
10.11	Restricted Stock Grant Agreement, dated July 14, 2009, between James Guerra and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 20, 2009).
10.12	Stock Option Agreement, dated July 14, 2009, between James Guerra and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 20, 2009).
10.13	Initial Collaborative Agreement, dated July 23, 2009, between the Company and AREVA (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 23, 2009).
10.14	Agreement for Consulting Services, dated August 3, 2009, between the Company and AREVA (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 4, 2009).
10.15	Collaboration Framework Agreement, dated August 3, 2009, between the Company and AREVA (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 6, 2009).
10.16	Agreement for Ampoule Irradiation Testing, effective as of August 21, 2009, between Thorium Power, Inc. and Russian Research Centre Kurchatov Institute (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 25, 2009).
14.1	Code of Ethics (incorporated by reference from the Company’s Annual Report on Form 10-KSB filed on November 25, 2005).
31.1*	Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification — Principal Accounting Officer.
32*	Section 1350 Certifications.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

* Filed herewith

AUDITED FINANCIAL STATEMENTS

LIGHTBRIDGE CORPORATION

December 31, 2011 and 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Lightbridge Corporation

We have audited the accompanying consolidated balance sheets of Lightbridge Corporation as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years then ended. We also have audited Lightbridge Corporation’s internal control over financial reporting as of December 31, 2011 and 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lightbridge Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lightbridge Corporation as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Lightbridge Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011 and 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Child, Van Wagoner & Bradshaw PLLC
Salt Lake City, Utah
February 20, 2012

Lightbridge Corporation
Consolidated Balance Sheets

	December 31,	December 31,
	2011	2010
ASSETS

Current Assets
Cash and cash equivalents	$3,569,098	$2,373,421
Marketable securities	5,146,823	10,461,357
Restricted cash	551,883	550,283
Accounts receivable - project revenue and reimbursable project costs	277,211	990,563
Prepaid expenses and other current assets	269,697	365,261
Total Current Assets	9,814,712	14,740,885

Property, Plant and Equipment -net	46,514	72,179

Other Assets
Patent costs - net	537,075	377,262
Security deposits	120,486	120,486
Total Other Assets	657,561	497,748

Total Assets	$10,518,787	$15,310,812

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$1,680,433	$2,088,362
Deferred revenue	-	98,110
Total Current Liabilities	1,680,433	2,186,472

Commitments and contingencies

Stockholders' Equity

Preferred stock, $0.001 par value, 50,000,000 authorized shares, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 authorized, 12,476,414 shares issued, 12,427,220 shares outstanding and 12,430,058 shares issued, 12,345,840 shares outstanding at December 31, 2011 and December 31, 2010, respectively	12,427	12,346
Additional paid in capital - stock and stock equivalents	70,946,951	69,370,261
Deficit	(62,155,774)	(56,286,767)
Common stock reserved for issuance, 17,120 shares and 6,451 shares at December 31, 2011 and
December 31, 2010, respectively	34,750	28,500
Total Stockholders' Equity	8,838,354	13,124,340

Total Liabilities and Stockholders' Equity	$10,518,787	$15,310,812

The accompanying notes are an integral part of these consolidated financial statements

Lightbridge Corporation
Consolidated Statements of Operations

	Years Ended
	December 31,
	2011	2010
Revenue:
Consulting Revenue	$6,356,424	$7,586,708
Cost of Consulting Services Provided	3,992,153	4,941,030
Gross Margin	2,364,271	2,645,678
Operating Expenses
General and administrative	6,342,673	8,677,504
Research and development expenses	2,349,749	1,607,886
Total Operating Expenses	8,692,422	10,285,390
	(6,328,151)	(7,639,712)
Other Income and (Expenses)
Investment income	465,162	193,208
Other income (expenses)	(6,018)	(116,977)
Total Other Income and Expenses	459,144	76,231
Net loss before income taxes	(5,869,007)	(7,563,481)
Income taxes	-	-
Net loss	$(5,869,007)	$(7,563,481)

Net Loss Per Common Share, Basic and diluted	$(0.47)	$(0.68)
Weighted Average Number of shares outstanding	12,376,548	11,133,927

The accompanying notes are an integral part of these consolidated financial statements

Lightbridge Corporation
Consolidated Statements of Cash Flows

	Years Ended
	December 31,
	2011	2010
Operating Activities:
Net Loss	$(5,869,007)	$(7,563,481)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock based compensation	1,513,021	2,691,509
Depreciation and amortization	26,962	27,000
(Gains) losses on marketable securities	(93,951)	116,487
Changes in non-cash operating working capital items:
Accounts receivable - fees and reimburseable project costs	713,352	1,430,525
Prepaid expenses and other assets	95,564	208,834
Accounts payable, accrued liabilities and other current liabilities	(337,929)	629,878
Deferred revenue	(98,110)	98,110
Net Cash Used In Operating Activities	(4,050,098)	(2,361,138)

Investing Activities:
Proceeds from sale of marketable securities	10,408,785	-
Purchase of marketable securities	(5,000,300)	(10,577,844)
Property and equipment	(1,297)	(1,620)
Patent costs	(159,813)	(135,417)
Net Cash Provided By (Used In) Investing Activities	5,247,375	(10,714,881)

Financing Activities:
Proceeds from the issuance of common stock - net of offering costs	-	12,562,310
Redemption of common stock into treasury stock	-	(243,552)
Restricted cash	(1,600)	101,891
Net Cash Provided by (Used In) Financing Activities	(1,600)	12,420,649

Net Increase (Decrease) In Cash and Cash Equivalents	1,195,677	(655,370)

Cash and Cash Equivalents, Beginning of Year	2,373,421	3,028,791

Cash and Cash Equivalents, End of Year	$3,569,098	$2,373,421

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-Cash Financing Activity:
Retirement of Treasury Stock	$-	$243,552
Grant of Common Stock for Payment of Accrued Liabilities	$70,000	$703,737

The accompanying notes are an integral part of these consolidated financial statements

Lightbridge Corporation
Consolidated Statement of Changes in Stockholders' Equity
For The Years Ended December 31, 2011 and 2010

	Common Stock		Additional		Stock Committed	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Future Issuance	Equity

Balance - December 31, 2009	10,168,412	$10,168	$53,652,185	$(48,723,286)	$34,750	$4,973,817
Stock-based compensation	77,102	78	2,697,681	-	(6,250)	2,691,509
Shares issued - options exercised and stock redeemed and retired	30,334	30	460,155	-	-	460,185
Net loss for the year	-	-	-	(7,563,481)	-	(7,563,481)
Shares issued - registered direct offering - net of offering costs	2,069,992	2,070	12,560,240	-	-	12,562,310
Balance - December 31, 2010	12,345,840	$12,346	$69,370,261	$(56,286,767)	$28,500	$13,124,340
Shares issued - stock grants	81,380	81	115,419	-	(115,500)	-
Net loss for the year	-	-	-	(5,869,007)	-	(5,869,007)
Stock'based compensation and payment of accrued compensation	-	-	1,461,271	-	121,750	1,583,021
Balance ' December 31, 2011	12,427,220	$12,427	$70,946,951	$(62,155,774)	$34,750	$8,838,354

The accompanying notes are an integral part of these consolidated financial statements

LIGHTBRIDGE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Lightbridge Corporation and Summary of Significant Accounting Policies and Nature Of Operations

     We were incorporated in the state of Delaware on January 8, 1992, and changed our name to Thorium Power, Inc. (“TPI”) in April 2001. On February 14, 2006, Novastar Resources Ltd., a Nevada corporation (“Novastar”), entered into an Agreement and merged on October 6, 2006 with TPI. After the merger, we were known as Thorium Power Ltd. and TPI became our wholly-owned subsidiary. On September 29, 2009 we changed our name from Thorium Power, Ltd. to Lightbridge Corporation (“Lightbridge” or the “Company”). We are engaged in two operating business segments, our Technology Business Segment and our Consulting Business Segment (see Note 12-Business Segment Results).

Technology Business Segment

     Our primary business segment, based on future revenue potential, is to develop innovative, proprietary nuclear fuel designs which we expect will significantly enhance the nuclear power industry’s economics and increase power output by: 1) extending the fuel cycle length to 24 months while simultaneously increasing the power output by up to 17% in existing pressurized water reactors (PWR’s”), including Westinghouse 4-loop reactors, which are currently limited to an 18-month fuel cycle; 2) enabling increased reactor power output (up to 30% increase) without changing the core size in new-build PWRs; and 3) addressing the back-end of the fuel cycle concerns related to the volume of used fuel per kilowatt-hour as well as proliferation of weapons-usable materials. There are significant technology synergies among our primary fuel products due to utilization of the proprietary metallic fuel rod technology that is at the core of each of them. As a result, once completed, full-scale demonstration and qualification of the metallic fuel rod technology will simultaneously advance all of our product families currently under development.

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

     In April 2010 and in December 2010 we entered into separate agreements with the Gulf Cooperation Council (“GCC”) and the Kuwait National Nuclear Energy Committee (“Kuwait”) respectively, to evaluate the feasibility of developing and deploying a civil nuclear power program as one element of a strategy to meet future electricity generation needs. The work contracted for under these agreements has been completed.

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

     Management anticipates, based on its current working capital and its current projected working capital requirements, that it will have enough working capital funds to sustain its current operations at its current operating level until 2013. In support of our business plan regarding our research and development activities for developing our fuel designs, we will need to raise additional capital in 2012 by way of an offering of equity securities, an offering of debt securities, a financing through a bank, or a strategic alliance with another entity. We may also need to raise additional capital sooner if the consulting business segment becomes non-sustaining. Currently, we are working on revenue opportunities with the overall goal of increasing our profitability and cash flow.

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

     Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, marketable securities and accounts receivable. Cash equivalents and marketable securities consist of money market funds and mutual bond funds held with one major financial institution with a high credit standing. The underlying fixed-income investments of the money market and bond mutual funds are either United States Treasury securities or represent a diversified portfolio of investments. Accounts receivable are typically unsecured and are derived from revenues earned from customers located around the world. In 2011 and 2010, we generated approximately all of our revenues from customers based outside the U.S., with our customers located in the Middle East and France. We perform ongoing evaluations to determine customer credit and we limit the amount of credit we extend, but generally we do not require collateral from our customers. We maintain reserves for estimated credit losses however no reserve has been set up for 2011 and 2010 as we have not incurred any credit losses from our customers, to date. Substantially all of our consulting revenues are from the FANR, ENEC, GCC and Kuwait contracts for the year ended December 31, 2011 and from ENEC, FANR, Kuwait, and AREVA for the year ended December 31, 2010. The GCC and Kuwait contracts were completed as of December 31, 2011.

Revenue Recognition

     The following table presents our revenues by business segment:

	2011	2010
Revenues:
Consulting	$6,356,424	$7,244,158
Technology	-	342,550

Total	$6,356,424	$7,586,708

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

     Revenues from the Executive Affairs Authority (“EAA”) of Abu Dhabi, one of the member Emirates of the UAE, and the related entities, ENEC and FANR, are billed and recognized on a time and expense basis.

     The revenue recognition from our GCC and Kuwait contracts were based on the completion and acceptance of defined contractual milestones. Milestone payments, which are generally based on the completion of certain deliverables in the contracts, are recognized as revenue when milestones are achieved, collectability is reasonably assured, and there are no significant future performance obligations in connection with the milestones. In those instances where the Company has collected milestone payments but has significant future performance obligations related to the development of the product, deferred revenue is recorded and revenue is recognized upon the client’s acceptance of the deliverable. Total deferred revenue as reported on the accompanying consolidated balance sheets from these contracts at December 31, 2011 and December 31, 2010 were approximately $0 and $0.1 million, respectively. All earnings from our foreign consulting contracts are received in the United States.

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

Stock-Based Compensation

     The stock-based compensation expense incurred by Lightbridge for employees and directors in connection with its stock option plan is based on the employee model of ASC 718, and the fair market value of the options is measured at the grant date. Under ASC 718 employee is defined as “An individual over whom the grantor of a share-based compensation award exercises or has the right to exercise sufficient control to establish an employer-employee relationship based on common law as illustrated in case law and currently under U.S. “tax regulations”. Our advisory board members and consultants do not meet the employer-employee relationship as defined by the IRS and therefore are accounted for under ASC 505-50.

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

     In the years ended December 31, 2011 and 2010, we recognized stock-based compensation of $1.5 million and $2.7 million, respectively. Related income tax benefits were not recognized, as we incurred a tax loss for both years.

Fair Value of Financial Instruments

     The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximate fair value because of their generally short maturities. We carry marketable securities at fair value.

Cash and Cash Equivalents, Restricted Cash and Marketable Securities

     We invest our excess cash in money market mutual funds, and mutual bond funds. We classify all highly liquid investments with stated maturities of three months or less from date of purchase as cash equivalents and all highly liquid investments with stated maturities of greater than three months as marketable securities. We hold cash balances in excess of the federally insured limits of $250,000 with two prominent financial institutions. We deem this credit risk not to be significant as our cash is held by major prominent financial institutions. Total cash and cash equivalents held in checking accounts and a money market core cash account, as reported on the accompanying consolidated balance sheets, totaled approximately $3.6 million and $2.4 million at December 31, 2011 and December 31, 2010, respectively.

     Restricted cash represents cash being held by one prominent financial institution that is being used as collateral for our corporate credit cards and our letters of credit issued to some of our customers. There were no letters of credit outstanding as of December 31, 2011. The total balance of our restricted cash at December 31, 2011 and 2010 was approximately $0.6 million.

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

     All marketable securities are classified as available-for-sale securities and are reported at their fair value (level 1). A level 1 measurement under the FASB pronouncements is the first tier of a three tier hierarchy for fair value measurements used in valuation methodologies. This valuation level allows for fair value measurements where the inputs are the quoted prices for the assets in the active markets. All of our marketable securities have quoted market prices and these quoted prices are used to determine the cost basis and fair value of our marketable securities.

     The total quoted fair value of our marketable securities at December 31, 2011 was approximately $5.2 million. This amount was held in the following mutual funds: (1) Doubleline Total Return Bond Fund (Symbol - DLTNX) -$1.0 million; (2) Vanguard Wellesley Income Fund (Symbol -VWINX) - $1.3 million; (3) Vanguard High Yield Corp Investor Fund (Symbol -VWEHX) - $1.3 million; (4) Vanguard GNMA Investor Fund (Symbol -VFIIX) - $0.8 million and (5) Vanguard Short Term Investment Grade Investor (Symbol -VGSTX) - $0.8 million. The cost basis of these above investments was approximately $5.1 million and they were all purchased on October 12, 2011. The amortized cost basis and fair value of each major type of marketable security was approximately the same at December 31, 2011 and December 31, 2010. The unrealized gain recorded on these marketable securities at December 31, 2011 was approximately $0.1 million. The unrealized loss recorded on these marketable securities at December 31, 2010 was approximately $0.1 million.

     The fair value of marketable securities at December 31, 2010 was approximately $10.5 million. This amount was held in the following mutual funds: Vanguard mutual money market fund - $0.4 million; four Vanguard mutual bond funds - $10.1 million. We sell a portion of our marketable securities throughout the year and transfer the proceeds from these sales to our cash operating account. The remaining balance of these marketable securities held were all sold on July 28, 2011, resulting in total proceeds of approximately $8.6 million and a realized gain of approximately $0.1 million. These proceeds were put in the Fidelity cash core account (money market account) upon the sale and were then used to purchase the above mentioned marketable securities on October 12, 2011, which we continue to hold at December 31, 2011.

     The amount recorded as unrealized gain (loss), realized capital gain or loss, interest and dividends received, as reported to us from the financial institutions in which they were reinvested, and that we reported under the caption of investment income in the accompanying consolidated statement of operations, totaled approximately $0.5 million and $0.2 million for the years ended December 31, 2011 and 2010, respectively. We elected the fair value option permitted under FASB ASC 825 to report the unrealized gains and losses from our marketable securities in our accompanying consolidated statement of operations instead of other comprehensive income and loss.

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

     There was no provision for doubtful accounts recorded at December 31, 2011 and 2010 as we have not experienced any bad debt write-offs from any of our customers. Substantially all accounts receivable at December 31, 2011 and 2010 are from the FANR and ENEC contracts (see Note 3-Accounts Receivable – Project Revenue and Project Costs).

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

Income Taxes

     Income taxes are accounted for under the asset and liability method in accordance with United States generally accepted accounting principles. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases as well as operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance to the extent that the recoverability of the asset is unlikely to be recognized. We did not provide any current or deferred income tax provision or benefit for any periods presented to date because we have continued to experience a net operating loss since inception and therefore provide a 100% valuation allowance against all of our deferred tax assets (see Note 8–Income Taxes).

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

Foreign Currency

     The functional currency of our international subsidiaries is the local currency. We translate the financial statements of these subsidiaries to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenues, costs, and expenses. The translation gains/losses for our branch office in Russia were not significant for the years ended December 31, 2011 and 2010.

Patents and Legal Costs

     Patents are stated on the accompanying consolidated balance sheets at cost less accumulated amortization. The costs of the patents, once placed in service, will be amortized on a straight-line basis over their estimated useful lives or the remaining legal lives of the patents, whichever is shorter. The amortization periods for our patents can range between 17 and 20 years if placed into service at the beginning of their legal lives. Our patents have not been placed in service for the years ended December 31, 2011 and 2010.

     Legal costs are expensed as incurred except for legal costs to file for patent protection, which are capitalized and reported as patents on the accompanying consolidated balance sheets.

Impairment of long-lived assets

     Long-lived assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges for the years ended December 31, 2011 and 2010.

Research, Development and Related Expenses

     These costs from our Technology business segment are charged to operations in the year incurred and are shown on a separate line on the accompanying Consolidated Statement of Operations. Research and development and related expenses totaled approximately $2.4 million and $1.6 million for the years ended December 31, 2011 and 2010, respectively.

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

Commitments and Contingencies

     The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.

     If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

     Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. The Company’s legal costs associated with contingent liabilities are recorded to expense as incurred.

Retirement 401K Plan

     We have a 401(k) savings plan that was set up in 2006 covering substantially all of our employees. Eligible employees may contribute through payroll deductions. There were no Company matching contributions made to the 401(k) savings plan in 2011 and 2010.

Recent Accounting Pronouncements

     In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 clarifies some existing concepts, eliminates wording differences between U.S. GAAP and IFRS, and in some limited cases, changes some principles to achieve convergence between U.S. GAAP and IFRS. ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 will be effective for the Company beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-04 to have a material effect on its operating results or financial position.

     In September 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill and other intangible assets such as patents for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

     In September 2010, the SEC issued Release 33-9142 which amended the SEC’s rules and forms to remove the requirement for issuers that are neither accelerated filers nor large accelerated filers to obtain an auditor attestation report on internal control over financial reporting. Therefore, smaller reporting companies will not need their auditors to test internal controls; however, management will still need to do its assessment for the years ended December 31, 2011 and 2010. Although we are a smaller reporting company, we voluntarily obtained an opinion from our auditors on the Company’s internal controls over financial reporting for the years ended December 31, 2011 and 2010.

Note 2. Net Loss Per Share

     Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period except that it does not include unvested common shares subject to repurchase or cancellation. Diluted net income per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, warrants, restricted shares, and unvested common shares subject to repurchase or cancellation. The dilutive effect of outstanding stock options, restricted shares, restricted stock units, and warrants is not reflected in diluted earnings per share because we incurred net losses for the years ended December 31, 2011 and 2010 and the effect of including these potential common shares in the diluted earnings per share calculations would be anti-dilutive and are therefore not included in the calculations.

     The following table sets forth the computation of the basic and diluted loss per share:

	2011	2010
Numerator:
Net loss	$(5,869,007)	$(7,563,481)
Denominator:
Weighted-average common shares outstanding	12,376,548	11,133,927
Basic and diluted net loss per share	$(0.47)	$(0.68)

Note 3. Accounts Receivable – Project Revenue and Project Costs

ENEC and FANR Projects

     The total accounts receivable from the ENEC and FANR contracts was approximately $0.3 million and $0.9 million at December 31, 2011 and 2010, respectively. These amounts represent approximately 100 percent and 99 percent of the total accounts receivable reported of approximately $0.3 million and $1.0 million at December 31, 2011 and 2010, respectively.

     Total unbilled accounts receivable included in the accompanying consolidated balance sheets and reported in accounts receivable of approximately $0.2 and $0.5 million at December 31, 2011 and 2010, respectively, is for work that was billed to our clients in January 2012 and January 2011, respectively. Foreign currency transaction exchange losses were approximately $1,000 for each of the years ended December 31, 2011 and 2010, which is reported in the caption other income and expenses on the accompanying consolidated statement of operations. Translation gains and losses for the years ended December 31, 2011 and 2010 were not significant.

     Travel costs and other reimbursable costs under these contracts are reported in the accompanying statement of operations as both revenue and cost of consulting services provided, and totaled approximately $0.6 million and $0.8 million for the years ended December 31, 2011 and 2010, respectively. The total travel and other reimbursable expenses that have not been reimbursed to us and are included in total accounts receivable reported above from our consulting contracts were approximately $0.1 million at December 31, 2011 and 2010.

     We expect to continue to provide strategic advisory services to Abu Dhabi during the five-year term of these consulting agreements, with the agreements providing for automatic renewals for one year periods, and also expect the variation of revenue we earn from these contracts to continue. Under these agreements, revenue will be recognized on a time and expense basis. We periodically discuss our consulting work with ENEC and FANR, who will review the work we perform, and our reimbursable travel expenses, and accept our monthly invoicing for services and reimbursable expenses.

     The provisions in the GCC and Kuwait contracts obligate them to pay the Company milestone payments contingent on the achievement of certain substantive deliverables under the contract. The final work product we delivered under the contract with the GCC was to issue a feasibility report on regional cooperation in the development of civilian nuclear power for electricity and water desalination. These milestone events included completion of meetings with all GCC members; delivery of assumptions and methodology; submittal of a discussion paper; delivery of a preliminary report and delivery of a final feasibility report to the GCC members. The Company recognized milestone payments from the GCC as revenue when the Company achieves the underlying contractual milestone. Milestone payments are not dependent on any other future activities or achievement of any other future milestones. The achievement of each of the contractual milestones was substantively at risk and contingent at the effective date of the contract. Substantial effort is involved in achieving each of the milestones. These milestones represent the culmination of discrete earnings processes, and the amount of each milestone payment is reasonable in relation with the level of effort associated with the achievement of the milestone. Each milestone payment is nonrefundable and non-creditable when made. Furthermore, these milestones are considered substantive because the consideration earned from the achievement of each milestone (a) is commensurate with the Company’s performance to achieve the milestone, (b) relates solely to past performance, and (c) is reasonable relative to all of the deliverables and payment terms (including other potential milestone consideration) within the arrangement. Total revenue recognized from this GCC contract for the year ended December 31, 2011 was approximately $1.4 million. For our consulting work with Kuwait, total revenue recognized for the years ended December 31, 2011 and 2010 was approximately $0.3 million and $0.8 million, respectively. The GCC and Kuwait contracts were both completed in 2011.

Note 4. Prepaid Expenses other Current Assets

     Prepaid expenses consists primarily of prepayments made for various insurance policies, rent, deferred project costs relating to our consulting contracts and accounting software licensing costs. Total prepaid expenses and other current assets reported on the accompanying consolidated balance sheets at December 31, 2011 and 2010 were approximately $0.3 million and $0.4 million, respectively.

Note 5. Property, Plant and Equipment, net

     The following represents the detail of our property, plant and equipment, net at December 31, 2011 and 2010:

	2011	2010
Furniture, computers and office equipment	$137,918	$136,621
Accumulated Depreciation	(91,404)	(64,442)
Net Book Value	$46,514	$72,179

     Depreciation expense for the years ended December 31, 2011 and 2010 was approximately $27,000. Asset lives are five years and the depreciation method is straight line for all of the above assets. There was no gain or loss on disposition of assets in 2011 and 2010.

Note 6. Patents and Other Assets

     Patents represent legal fees and filing costs that are capitalized and amortized over their estimated useful lives of 17 to 20 years or their remaining legal lives, whichever is shorter, after they are placed in service. There were no patents placed in service for the years ended December 31, 2011 and 2010. In 2011 we capitalized approximately $0.2 million for patent filing costs, for a total investment in patents of approximately $0.6 million as of December 31, 2011. In 2010 we capitalized approximately $0.1 million for patent filing costs, for a total investment in patents of approximately $0.4 million at December 31, 2010.

     No amortization expense of patents was recorded in either of the years ended December 31, 2011 and 2010. These patents were not placed in service for the years ended December 31, 2011 and 2010, or in prior years.

     Security deposits at December 31, 2011 and 2010 of $0.1 million represent the security deposit placed on the Tysons Corner, Virginia corporate offices.

Note 7. Accounts Payable and Accrued Liabilities

     Accounts payable and accrued expenses consisted of the following:

	2011	2010

Trade payables	$148,194	$361,344
Accrued expenses and other	587,533	694,531
Accrued payroll liabilities	944,706	1,032,487

Total	$1,680,433	$2,088,362

Note 8. Income Taxes

     Our tax provision is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2011 and 2010 annual effective tax rate is estimated to be at a combined 40% for the U.S. federal and states statutory tax rate. We review tax uncertainties in light of changing facts and circumstances and adjust them accordingly. As of December 31, 2011 and 2010, there were no tax contingencies recorded.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting, and the amounts recognized for income tax purposes. The significant components of deferred tax assets (at a 40% effective tax rate) as of December 31, 2011 and 2010 respectively, are as follows:

Deferred Tax Assets	Total Amount		Deferred Tax Asset
			Amount
	2011	2010	2011	2010

Capitalized start-up costs	$5,589,739	$6,101,739	$2,235,896	$2,440,696
Stock-based compensation	21,070,686	20,073,918	8,428,274	8,029,567
Net operating loss carry-forward	30,463,782	24,992,683	12,185,513	9,997,073
Less: valuation allowance	(57,124,207)	(51,168,340)	(22,849,683)	(20,467,336)

	$-	$-	$-	$-

     We have a net operating loss carry-forward for federal and state tax purposes of approximately $30.5 million at December 31, 2011 that is available to offset future taxable income, that will begin to expire in the year 2021. For financial reporting purposes, no deferred tax asset was recognized because at December 31, 2011 and 2010, substantially all of the net operating losses are presently expected to expire unused. As a result, the amount of the deferred tax assets considered realizable was reduced 100% by a valuation allowance. The change in the valuation allowance was approximately $2.3 million and $3.1 million for the years ended December 31, 2011 and 2010, respectively. Many of the Company’s operating expenses in its 2007 and 2006 tax years were classified under the Internal Revenue Code as capitalized “Startup Costs” which were not deductible for tax purposes until 2008.

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

Operating Leases

     We entered into an agreement to lease new office space under the terms of a sublease with a term of 65 months commencing August 1, 2008. Under the terms of the sublease, the lease payments are inclusive of pass-through costs. We are not charged additional amounts for real estate taxes and standard operating expenses. We paid the security deposit related to this sublease agreement in the amount of approximately $120,000. We pay monthly rental fees in the amount of approximately $43,000 in accordance with the sublease agreement plus parking fees, and rent payments increase by a factor of 4% each year thereafter. The monthly straight-line rental expense from August 1, 2008 to December 1, 2013 is approximately $45,000. As a result of the straight-line rent calculation generated by the one free rent period and rent escalation, we have recorded in accrued liabilities a deferred rent credit of approximately $70,000 and $73,000 at December 31, 2011 and 2010, respectively. Rent expense was approximately $0.7 million for the years ended December 31, 2011 and 2010.

     Estimated annual rental payments under our operating leases are as follows:

Total
Year ending - December 31, 2012	$586,136
Year ending - December 31, 2013	609,016
Total minimum lease payments	$1,195,152

Note 10. Research and Development Costs

Research and Development Costs

     Research and development costs, included in the accompanying consolidated statement of operations amounted to approximately $2.3 million and approximately $1.6 million for the years ended December 31, 2011 and 2010, respectively. Total cumulative research and development expenses amounted to approximately $11.8 million from January 8, 1992 (our date of inception) to December 31, 2011.

Research Agreements

     In October 2009 we entered into an umbrella agreement, or the SOSNY Agreement, with Russian Limited Liability Research and Development Company, or SOSNY, to manage certain of our research and development activities in Russia for Russian designed VVER-1000 reactors. Specific work was carried out under individual task orders and issued under the SOSNY Agreement. The scope, deliverables, and costs were agreed to between the parties for each individual task order. On June 17, 2010, Thorium Power Inc. (TPI, wholly-owned subsidiary of Lightbridge Corporation) entered into Task Order No. 1 with SOSNY whereby TPI was obligated to pay to SOSNY a total of approximately $234,000 (accrued liability was approximately $24,000 at December 31, 2011, the $210,000 balance having been paid previously) for certain R&D work. As of December 31, 2011, all of the work under Task Order No. 1 was completed by SOSNY and its subcontractors. SOSNY is in the process of securing a Russian export license for the final report associated with this work.

     In addition to the above agreements, there are consulting agreements with several consultants working on various projects for us, which total approximately $10,000 per month.

Note 11. Stockholders’ Equity

     At December 31, 2011 there are 500,000,000 shares of authorized common stock. Total common stock outstanding at December 31, 2011 and December 31, 2010 was 12,427,220 and 12,345,840 shares, respectively. At December 31, 2011, there were 17,120 shares reserved for future issuance, 1,034,996 stock warrants, 1,674,065 stock options outstanding and 120,021 total unvested shares of restricted stock (of which 49,194 unvested restricted stock was issued but not vested and therefore not considered in our total outstanding shares on the accompanying balance sheet), all totaling 15,273,422 of total stock and stock equivalents outstanding at December 31, 2011.

Registered Direct Offering

     On July 22, 2010 we completed an offering (the “Offering”) with certain institutional investors on the sale of 2,069,992 shares of our common stock and warrants to purchase a total of 1,034,996 shares of our common stock for aggregate gross proceeds, before deducting fees to the Placement Agent and other estimated offering expenses payable by us, of approximately $13.7 million. The common stock and warrants were sold in fixed combinations, with each combination consisting of one share of common stock and a warrant to purchase 0.5 shares of common stock. The purchase price was $6.60 per fixed combination. The warrants became exercisable six months and one day following the closing date (July 28, 2010, i.e., exercisable beginning January 29, 2011) of the Offering and will remain exercisable for seven years from the date of issuance at an exercise price of $9.00 per share. The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The exercisability of some of the warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.99% of our common stock. This limit may be increased to up to 9.99% upon no fewer than 60 days' notice.

     We received net proceeds of approximately $12.6 million after payment of certain fees and expenses related to the Offering. These fees and expenses related to this Offering totaled approximately $1.1 million. Of the total fees and expenses paid, approximately $820,000 plus reimbursable expenses was paid to William Blair & Company, L.L.C., who served as the placement agent for the Offering. The total fees and expenses of approximately $1.1 million were charged to additional paid-in capital. The allocation of the proceeds from the offering, based on the relative fair value of the common stock and the warrants resulted in the allocation of approximately $9.0 million to the common stock and approximately $3.6 million to the warrants which was recorded to additional paid-in capital.

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

     Total stock options outstanding at December 31, 2011 and 2010 were 1,674,065 and 1,772,348, respectively of which 1,345,541 and 1,332,646 of these options were vested at December 31, 2011 and 2010. Stock option expense was approximately $1.0 million and approximately $2.1 million for the years ended December 31, 2011 and 2010, respectively.

     Stock option transactions to the employees, directors, advisory board members and consultants are summarized as follows for the years ended December 31, 2011and 2010:

	2011	2010

Beginning of the year	1,772,348	1,785,204
Granted	87,887	147,318
Exercised	--	(128,139)
Forfeited	(2,833)	-
Expired	(183,337)	(32,035)

End of year	1,674,065	1,772,348

Options exercisable	1,345,541	1,332,646

     The above table includes options issued and outstanding as of December 31, 2011 as follows:

i)	A total of 306,870 non-qualified 5-10 year options have been issued, and are outstanding, to advisory board members at exercise prices of $4.50 to $14.40 per share.

ii)

A total of 1,145,236 non-qualified 8-10 year options have been issued, and are outstanding, to our directors, officers and employees at exercise prices of $5.42 to $23.85 per share. From this total, 665,088 options are outstanding to the Chief Executive Officer who is also a director, with remaining contractual lives of 3.9 - 9.2 years. All other options issued to directors, officers and employees have a remaining contractual life ranging from 0.1 years to 9.3 years.

iii)	A total of 221,959 non-qualified 5-10 year options have been issued, and are outstanding, to our consultants at exercise prices of $6.30 to $19.20 per share.

     The following table provides certain information with respect to the above-referenced stock options that are outstanding and exercisable at December 31, 2011:

	Stock Options Outstanding		Stock Options Vested
	Weighted
	Average
	Remaining			Weighted
	Contractual Life	Number	Number	Average
		of	of
	- Years	Awards	Awards	Exercise
				Price
Exercise Prices
$4.50 - $8.70	7.07	871,195	542,671	$6.48
$9.00 - $12.90	5.08	152,340	152,340	$10.51
$13.50-$18.90	4.26	343,862	343,862	$14.14
$19.20-$23.85	3.65	306,668	306,668	$22.84
Total	5.69	1,674,065	1,345,541	$12.62

     The following table provides certain information with respect to the above-referenced stock options that are outstanding and exercisable at December 31, 2010:

	Stock Options Outstanding		Stock Options Vested
	Weighted
	Average
	Remaining			Weighted
	Contractual Life	Number	Number	Average
		of	of
	- Years	Awards	Awards	Exercise
				Price
Exercise Prices
$4.50 - $8.70	7.83	786,141	347,828	$6.70
$9.00 - $12.90	5.13	185,674	184,285	$10.46
$13.20-$18.90	3.82	493,865	493,865	$13.95
$19.20-$23.85	4.65	306,668	306,668	$22.84

Total	5.88	1,772,348	1,332,646	$13.62

     The aggregate intrinsic value of stock options outstanding at December 31, 2011 and 2010 was $0 and $157,670, respectively all of which related to vested awards. Intrinsic value is calculated based on the difference between the exercise price of the underlying awards and the quoted price of our common stock as of the reporting date ($2.04 and $5.36 per share as of the close on December 31, 2011 and 2010, respectively).

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

Restricted Stock Award Activity

     The following summarizes our restricted stock unit activity:

		Weighted
		Average
		Grant
		Date Fair
	Number of Units	Value
Total awards outstanding at December 31, 2010	83,911	$7.19
Units granted	86,273	$5.31

Units Exercised/Released	(49,218)	$6.52
Units Cancelled/Forfeited	(945)	$8.59
Total awards outstanding at December 31, 2011	120,021	$6.14

Total units vested	-
Total units non-vested	120,021	$6.14
Total shares outstanding at December 31, 2010	120,021	$6.14

     Scheduled vesting for outstanding restricted stock units at December 31, 2011 is as follows:

	Year Ended
	December 31,
	2012	2013	2014	2015	Thereafter	Total

Scheduled vesting—restricted stock units	76,989	28,739	14,293	--	--	120,021

     As of December 31, 2011 and 2010, there was $0.43 and $0.46 million of net unrecognized compensation cost related to unvested restricted stock-based compensation arrangements, respectively. This compensation is recognized on a straight line basis resulting in approximately $0.31 million of the compensation expected to be expensed in the next twelve months, and the total unrecognized has a weighted average recognition period of 1.45 years.

     We use the historical volatility of our stock price since January 5, 2006, the date we announced that we were becoming a public company, to estimate the future volatility of our stock. At this time we do not believe that there is a better objective method to predict the future volatility of our stock. We estimate the term of our option awards based on the full term of the award. To date we have had very few exercises of our options, and those exercises have occurred just before the expiration date of the awards. Since the strike price of most of our outstanding awards is greater than the price of our stock, generally awards have expired at the end of the term. We estimate the effect of future forfeitures of our grants based on an analysis of historical forfeitures of unvested grants, as we have no better objective basis for that estimate. The expense that we have recognized related to our grants of options and restricted stock includes the estimate for future pre-vest forfeitures. We will adjust the actual expense recognized as future pre-vest forfeitures occur. We have estimated that 1.5% and 3.6% of our option and restricted stock grants respectively, will be forfeited prior to vesting.

     Assumptions used in the Black Scholes option-pricing model for the year ended December 31, 2011 and 2010 were as follows:

	Year ended
	12/31/2011	12/31/2010

Average risk-free interest rate	3.35%	3.53%
Average expected life- years	10	10
Expected volatility	94.32%	99.08%
Expected dividends	0%	0%

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

     During the years ended December 31, 2011 and 2010, approximately $1.5 million and $2.7 million respectively, were recorded as total stock-based compensation. Stock-based compensation expense is recorded under the caption general and administrative expenses in the accompanying consolidated statement of operations.

Common Stock reserved for Future Issuance

     Common stock reserved for future issuance at December 31, 2011 consists of:

	Shares of
	Common
	Stock	Amount

Stock-based compensation	17,120	$34,750

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

     The Company evaluates performance based on several factors, of which achievement of strategic goals toward future profitability and business segment income before taxes are the primary measures. The following tables show the operations of the Company’s reportable business segments for the years ended December 31, 2011 and 2010.

					Corporate and
	Consulting		Technology		Eliminations		Total
	2011	2010	2011	2010	2011	2010	2011	2010

Revenue	6,356,424	7,244,158	0	342,550	0	0	6,356,424	7,586,708

Segment Profit – Pre Tax	1,411,615	1,703,301	(2,349,749)	(1,522,275)	(4,930,873)	(7,744,507)	(5,869,007)	(7,563,481)

Total Assets	277,211	990,563	483,849	329,640	9,757,727	13,990,609	10,518,787	15,310,812

Property Additions	0	0	0	0	1,297	1,620	1,297	1,620

Interest Expense	0	0	0	0	0	0	0	0

Depreciation	0	0	2,120	786	24,842	26,214	26,962	27,000

Note 13. Subsequent Events

     The Company had implemented the most recent FASB accounting pronouncement for reporting Subsequent Events. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of this accounting pronouncement did not impact our financial position or results of operations. The Company evaluated all events or transactions that occurred after December 31, 2011 up through the date these financial statements were issued. During this period the Company did not have any material recognizable subsequent events.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

LIGHTBRIDGE CORPORATION

Date: February 22, 2012	By:	/s/ Seth Grae
Seth Grae
Chief Executive Officer,
President and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on February 22, 2012.

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