Form 10-Q
period 2012-03-31
LIGHTBRIDGE Corp
filed 2012-05-10
CIK 1084554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2012

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]          No [X]

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 4, 2012 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	12,474,202

ITEM 1.	FINANCIAL STATEMENTS

LIGHTBRIDGE CORPORATION
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011

Lightbridge Corporation
Condensed Consolidated Balance Sheets

	March 31,
	2012	December 31,
	(Unaudited)	2011
ASSETS
Current Assets
Cash and cash equivalents	$1,965,892	$3,569,098
Marketable securities	5,297,762	5,146,823
Restricted cash	552,432	551,883
Accounts receivable - project revenue and reimbursable project costs	925,254	277,211
Prepaid expenses and other current assets	377,759	269,697
Total Current Assets	9,119,099	9,814,712

Property Plant and Equipment -net	40,348	46,514

Other Assets
Patent costs - net	565,104	537,075
Security deposits	80,324	120,486
Total Other Assets	645,428	657,561

Total Assets	$9,804,875	$10,518,787

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$1,412,311	$1,680,433
Total Current Liabilities	1,412,311	1,680,433

Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.001 par value, 50,000,000 authorized shares, no shares issued and outstanding	-	-
Common stock, $0.001par value, 500,000,000 authorized, 12,500,360 shares issued, 12,464,766 shares outstanding and 12,476,414 shares issued, 12,427,220 shares outstanding at March 31, 2012 and December 31, 2011, respectively	12,465	12,427
Additional paid in capital - stock and stock equivalents	71,329,282	70,946,951
Deficit	(62,952,308)	(62,155,774)
Common stock reserved for issuance, 977 shares and 17,120 shares at March 31, 2012 and December 31, 2011, respectively	3,125	34,750
Total Stockholders’ Equity	8,392,564	8,838,354

Total Liabilities and Stockholders’ Equity	$9,804,875	$10,518,787

The accompanying notes are an integral part of these condensed consolidated financial statements

Lightbridge Corporation
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2012	2011
Revenue:
Consulting Revenue	$1,257,521	$1,578,094
Cost of Consulting Services Provided	769,685	1,093,019
Gross Margin	487,836	485,075
Operating Expenses
General and administrative	945,362	1,727,186
Research and development expenses	496,708	499,640
Total Operating Expenses	1,442,070	2,226,826
Operating Loss	(954,234)	(1,741,751)
Other Income and (Expenses)
Investment income	151,558	105,822
Other income (expenses)	6,142	(2,810)
Total Other Income and Expenses	157,700	103,012
Net loss before income taxes	(796,534)	(1,638,739)
Income taxes	0	0
Net loss	$(796,534)	$(1,638,739)
Net Loss Per Common Share, Basic and diluted	$(0.06)	$(0.13)
Weighted Average Number of shares outstanding	12,432,282	12,353,251

The accompanying notes are an integral part of these condensed consolidated financial statements

Lightbridge Corporation
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31
	2012	2011
Operating Activities:
Net Loss	$(796,534)	$(1,638,739)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock based compensation	350,745	404,377
Depreciation and amortization	6,166	7,297
Unrealized (gains) loss on marketable securities	(87,929)	37,756
Changes in non-cash operating working capital items:
Accounts receivable - fees and reimbursable project costs	(648,043)	85,597
Prepaid expenses and other assets	(67,901)	(830,610)
Accounts payable, accrued liabilities and other current liabilities	(268,122)	(188,061)
Deferred revenue	0	837,130
Net Cash Used In Operating Activities	(1,511,618)	(1,285,253)

Investing Activities:
Proceeds from the sale of marketable securities	0	1,949,893
Purchase of Marketable securities	(63,010)	0
Property and equipment	0	(1,540)
Patent costs	(28,029)	(21,877)
Net Cash Provided By (Used In) Investing Activities	(91,039)	1,926,476

Financing Activities:
Restricted cash	(549)	(283)
Net Cash Used In Financing Activities	(549)	(283)

Net Increase (Decrease) In Cash and Cash Equivalents	(1,603,206)	640,940

Cash and Cash Equivalents, Beginning of Period	3,569,098	2,373,421

Cash and Cash Equivalents, End of Period	$1,965,892	$3,014,361

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year:
Interest paid	$0	$0
Income taxes paid	$0	$0

The accompanying notes are an integral part of these consolidated financial statements

LIGHTBRIDGE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation, Summary of Significant Accounting Policies and Nature of Operations

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Lightbridge Corporation and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2011, included in our Annual Report on Form 10-K for the year ended December 31, 2011.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three month periods have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms "Company", "we", "us" or "our" mean Lightbridge Corporation and all entities included in our consolidated financial statements.

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

Significant Estimates

These accompanying consolidated financial statements include some amounts that are based on management’s best estimates and judgments. The most significant estimates relate to valuation of stock grants and stock options, the valuation allowance on deferred tax assets and various contingent liabilities. It is reasonably possible that these above-mentioned estimates and others may be adjusted as more current information becomes available, and any adjustment could be significant in future reporting periods.

Concentrations

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, marketable securities and accounts receivable. Cash equivalents and marketable securities consist of money market funds and mutual bond funds held with one major financial institution with a high credit standing. The underlying fixed-income investments of the money market and bond mutual funds are either United States Treasury securities or represent a diversified portfolio of investments. Accounts receivable are typically unsecured and are derived from revenues earned from customers located around the world. In 2012 and 2011, we generated approximately all of our revenues from customers based outside the U.S., with our customers located in the Middle East and France. We perform ongoing evaluations to determine customer credit and we limit the amount of credit we extend, but generally we do not require collateral from our customers. We maintain reserves for estimated credit losses however no reserve has been set up for 2012 and 2011 as we have not incurred any credit losses from our customers, to date. Substantially all of our consulting revenues are from the FANR and ENEC contracts for the three months ended March 31, 2012.

Revenue Recognition

The following table presents our revenues by business segment:

	2012	2011
Revenues:
Consulting	$1,257,521	$1,578,094
Technology	-	-

Total	$1,257,521	$1,578,094

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

For the three months ended March 31, 2012 and 2011, we recognized stock-based compensation of approximately $0.4 million for each period. Related income tax benefits were not recognized, as we incurred a tax loss for both years.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximate fair value because of their generally short maturities. We carry marketable securities at fair value.

Cash and Cash Equivalents, Restricted Cash and Marketable Securities

We invest our excess cash in money market mutual funds, and mutual bond funds. We classify all highly liquid investments with stated maturities of three months or less from date of purchase as cash equivalents and all highly liquid investments with stated maturities of greater than three months as marketable securities. We hold cash balances in excess of the federally insured limits of $250,000 with two prominent financial institutions. We deem this credit risk not to be significant as our cash is held by major prominent financial institutions. Total cash and cash equivalents held in checking accounts and a money market core cash account, as reported on the accompanying consolidated balance sheets, totaled approximately $2.0 million and $3.6 million at March 31, 2012 and December 31, 2011, respectively.

Restricted cash represents cash being held by one prominent financial institution that is being used as collateral for our corporate credit cards and our letters of credit issued to some of our customers. There were no letters of credit outstanding as of December 31, 2011. The total balance of our restricted cash at March 31, 2012 and December 31, 2011 was approximately $0.6 million.

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

The total quoted fair value of our marketable securities at March 31, 2012 was approximately $5.3 million. This amount was held in the following mutual funds: (1) Doubleline Total Return Bond Fund (Symbol - DLTNX) -$1.0 million; (2) Vanguard Wellesley Income Fund (Symbol -VWINX) - $1.4 million; (3) Vanguard High Yield Corp Investor Fund (Symbol -VWEHX) - $1.4 million; (4) Vanguard GNMA Investor Fund (Symbol -VFIIX) - $0.7 million and (5) Vanguard Short Term Investment Grade Investor (Symbol -VGSTX) - $0.8 million. The cost basis of these above investments was approximately $5.1 million and they were all purchased on October 12, 2011. The amortized cost basis and fair value of each major type of marketable security was approximately the same at March 31, 2012. The unrealized gain recorded on these marketable securities for the three months ended March 31, 2012 and 2011 was approximately $0.1 million and $0, respectively.

The total quoted fair value of our marketable securities at December 31, 2011 was approximately $5.2 million. This amount was held in the following mutual funds: (1) Doubleline Total Return Bond Fund (Symbol - DLTNX) -$1.0 million; (2) Vanguard Wellesley Income Fund (Symbol -VWINX) - $1.3 million; (3) Vanguard High Yield Corp Investor Fund (Symbol -VWEHX) - $1.3 million; (4) Vanguard GNMA Investor Fund (Symbol -VFIIX) - $0.8 million and (5) Vanguard Short Term Investment Grade Investor (Symbol -VGSTX) - $0.8 million. The cost basis of these above investments was approximately $5.1 million and they were all purchased on October 12, 2011. The amortized cost basis and fair value of each major type of marketable security was approximately the same at December 31, 2011.

The amount recorded as unrealized gain (loss), realized capital gain or loss, interest and dividends received, as reported to us from the financial institutions in which they were reinvested, and that we reported under the caption of investment income in the accompanying consolidated statement of operations, totaled approximately $0.2 million and $0.1 million for the three months ended March 31, 2012 and 2011, respectively. We elected the fair value option permitted under FASB ASC 825 to report the unrealized gains and losses from our marketable securities in our accompanying consolidated statement of operations instead of other comprehensive income and loss.

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with United States generally accepted accounting principles. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases as well as operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance to the extent that the recoverability of the asset is unlikely to be recognized. We did not provide any current or deferred income tax provision or benefit for any periods presented to date because we have continued to experience a net operating loss since inception and therefore provide a 100% valuation allowance against all of our deferred tax assets (see Note 5–Income Taxes).

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

Research, Development and Related Expenses

These costs from our Technology business segment are charged to operations in the year incurred and are shown on a separate line on the accompanying Consolidated Statement of Operations. Research and development and related expenses totaled approximately $0.5 million for the three months ended March 31, 2012 and 2011.

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

Recent Accounting Pronouncements

Recently Adopted

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 clarifies some existing concepts, eliminates wording differences between U.S. GAAP and IFRS, and in some limited cases, changes some principles to achieve convergence between U.S. GAAP and IFRS. ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 is effective for the Company beginning after December 15, 2011.

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

Note 2. Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period except that it does not include unvested common shares subject to repurchase or cancellation. Diluted net income per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, warrants, restricted shares, and unvested common shares subject to repurchase or cancellation. The dilutive effect of outstanding stock options, restricted shares, restricted stock units, and warrants is not reflected in diluted earnings per share because we incurred net losses for the three months ended March 31, 2012 and 2011 and the effect of including these potential common shares in the diluted earnings per share calculations would be anti-dilutive and are therefore not included in the calculations.

The following table sets forth the computation of the basic and diluted loss per share:

	2012	2011
Numerator:
Net loss	$(796,534)	$(1,638,739)
Denominator:
Weighted-average common shares outstanding	12,432,282	12,353,251
Basic and diluted net loss per share	$(0.06)	$(0.13)

Note 3. Accounts Receivable – Project Revenue and Project Costs

ENEC and FANR Projects

The total accounts receivable from the ENEC and FANR contracts was approximately $0.9 million and $0.3 million at March 31, 2012 and December 31, 2011, respectively. These amounts represent approximately 100 percent and 99 percent of the total accounts receivable reported of approximately $0.9 million and $0.3 million at March 31, 2012 and December 31, 2011, respectively.

Total unbilled accounts receivable included in the accompanying consolidated balance sheets and reported in accounts receivable of approximately $0.4 and $0.2 million at March 31, 2012 and December 31, 2011, respectively, is for work that was billed to our clients in April 2012 and January 2012, respectively. Foreign currency transaction exchange gains (losses) were approximately $6,000 and $(3,000) for the three months ended March 31, 2012 and 2011, respectively, which is reported in the caption other income and expenses on the accompanying consolidated statement of operations. Translation gains and losses for the three months ended March 31, 2012 and 2011 were not significant.

Travel costs and other reimbursable costs under these contracts are reported in the accompanying statement of operations as both revenue and cost of consulting services provided, and totaled approximately $0.1 million for the three months ended March 31, 2012 and 2011. The total travel and other reimbursable expenses that have not been reimbursed to us and are included in total accounts receivable reported above from our consulting contracts were approximately $0.1 million at March 31, 2012 and December 31, 2011.

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

Note 4. Accounts Payable and Accrued Liabilities

Accounts payable and accrued expenses consisted of the following:

	2012	2011

Trade payables	$132,886	$148,194
Accrued expenses and other	388,315	587,533
Accrued payroll liabilities	891,110	944,706

Total	$1,412,311	$1,680,433

Note 5. Income Taxes

Our tax provision is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2011 and 2010 annual effective tax rate is estimated to be at a combined 40% for the U.S. federal and states statutory tax rate. We review tax uncertainties in light of changing facts and circumstances and adjust them accordingly. As of March 31, 2012 and December 31, 2011, there were no tax contingencies recorded.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting, and the amounts recognized for income tax purposes. The significant components of deferred tax assets (at a 40% effective tax rate) as of March 31, 2012 and December 31, 2011 respectively, are as follows:

Deferred Tax Assets	Total Amount		Deferred Tax Asset
			Amount
	2012	2011	2012	2011

Capitalized start-up costs	$5,717,739	$5,589,739	$2,287,096	$2,235,896
Stock-based compensation	21,304,044	21,070,686	8,521,618	8,428,274
Net operating loss carry-forward	31,165,674	30,463,782	12,466,270	12,185,513
Less: valuation allowance	(58,187,457)	(57,124,207)	(23,274,984)	(22,849,683)

	$-	$-	$-	$-

We have a net operating loss carry-forward for federal and state tax purposes of approximately $31.1 million at March 31, 2012 that is available to offset future taxable income, that will begin to expire in the year 2021. For financial reporting purposes, no deferred tax asset was recognized because at March 31, 2012 and December 31, 2011, substantially all of the net operating losses are presently expected to expire unused. As a result, the amount of the deferred tax assets considered realizable was reduced 100% by a valuation allowance. The change in the valuation allowance was approximately $0.4 million and $0.6 million for the three months ended March 31, 2012 and 2011, respectively. Many of the Company’s operating expenses in its 2007 and 2006 tax years were classified under the Internal Revenue Code as capitalized “Startup Costs”, which did not begin to be deductible for tax purposes until 2008.

The Company files a consolidated tax return with its subsidiaries.

Note 6. Commitments and Contingencies

Employment Agreements

We have employment agreements with our executive officers and some consultants, the terms of which expire at various times. Such agreements provide for minimum compensation levels, as well as incentive bonuses that are payable if specified management goals are attained. Under each of the agreements, in the event the officer’s employment is terminated (other than voluntarily by the officer or by us for cause, or upon the death of the officer), if all provisions of the employment agreements are met, we are committed to pay certain benefits, including specified monthly severance.

Operating Leases

We entered into an agreement to lease new office space under the terms of a sublease with a term of 65 months commencing August 1, 2008. Under the terms of the sublease, the lease payments are inclusive of pass-through costs. We are not charged additional amounts for real estate taxes and standard operating expenses. We paid the security deposit related to this sublease agreement in the amount of approximately $120,000. We pay monthly rental fees in the amount of approximately $43,000 in accordance with the sublease agreement plus parking fees, and rent payments increase by a factor of 4% each year thereafter. The monthly straight-line rental expense from August 1, 2008 to December 1, 2013 is approximately $45,000. As a result of the straight-line rent calculation generated by the one free rent period and rent escalation, we have recorded in accrued liabilities a deferred rent credit of approximately $66,000 and $70,000 at March 31, 2012 and December 31, 2011, respectively. Total rent expense was approximately $0.2 million for the three months ended March 31, 2012 and 2011.

Estimated annual rental payments under our operating leases are as follows:

Total
Year ending - December 31, 2012	$586,136
Year ending - December 31, 2013	609,016
Total minimum lease payments	$1,195,152

Note 7. Research and Development Costs

Research and Development Costs

Research and development costs, included in the accompanying consolidated statement of operations amounted to approximately $0.5 million for the three months ended March 31, 2012 and 2011, respectively. Total cumulative research and development expenses amounted to approximately $12.2 million from January 8, 1992 (our date of inception) to March 31, 2012.

Research Agreements

In October 2009 we entered into an umbrella agreement, or the SOSNY Agreement, with Russian Limited Liability Research and Development Company, or SOSNY, to manage certain of our research and development activities in Russia for Russian designed VVER-1000 reactors. Specific work was carried out under individual task orders and issued under the SOSNY Agreement. The scope, deliverables, and costs were agreed to between the parties for each individual task order. On June 17, 2010, Thorium Power Inc. (TPI, wholly-owned subsidiary of Lightbridge Corporation) entered into Task Order No. 1 with SOSNY whereby TPI was obligated to pay to SOSNY a total of approximately $234,000 for certain R&D work. As of March 31, 2012, all of the work under Task Order No. 1 was completed by SOSNY and its subcontractors, with all deliverables submitted to Lightbridge, and the entire amount of $234,000 was paid to SOSNY. As of the date hereof, the parties have fulfilled in full their respective obligations under Task Order No. 1.

In addition to the above agreements, there are consulting agreements with several consultants working on various projects for us, which total approximately $10,000 per month.

Note 8. Stockholders’ Equity

At March 31, 2012 there are 500,000,000 shares of authorized common stock. Total common stock outstanding at March 31, 2012 and December 31, 2011 was 12,464,766 and 12,427,220 shares, respectively. At March 31, 2012, there were 977 shares reserved for future issuance, 1,034,996 stock warrants, 1,668,898 stock options outstanding and 99,595 total unvested shares of restricted stock (of which 35,594 shares of unvested restricted stock were issued but not vested and therefore not considered in our total outstanding shares on the accompanying balance sheet), all totaling 15,269,232 of total stock and stock equivalents outstanding at March 31, 2012.

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

Total stock options outstanding at March 31, 2012 and December 31, 2011 were 1,668,898 and 1,674,065, respectively of which 1,466,638 and 1,345,541 of these options were vested at March 31, 2012 and December 31, 2011, respectively. Stock option expense was approximately $0.2 million and approximately $0.3 million for the three months ended March 31, 2012 and 2011, respectively.

Stock option transactions to the employees, directors, advisory board members and consultants are summarized as follows for the three months ended March 31, 2012 and the year ended December 31, 2011:

	2012	2011

Beginning of the period	1,674,065	1,772,348
Granted	--	87,887
Exercised	--	--
Forfeited	(167)	(2,833)
Expired	(5,000)	(183,337)

End of period	1,668,898	1,674,065
Options exercisable	1,466,638	1,345,541

The above table includes options issued and outstanding as of March 31, 2012 as follows:

i)	A total of 290,203 non-qualified 5-10 year options have been issued, and are outstanding, to advisory board members at exercise prices of $4.50 to $14.40 per share.

ii)

A total of 1,161,736 non-qualified 8-10 year options have been issued, and are outstanding, to our directors, officers and employees at exercise prices of $5.42 to $23.85 per share. From this total, 665,088 options are outstanding to the Chief Executive Officer who is also a director, with remaining contractual lives of 3.9 - 9.0 years. All other options issued to directors, officers and employees have a remaining contractual life ranging from 3.7 years to 9.0 years.

iii)	A total of 216,959 non-qualified 5-10 year options have been issued, and are outstanding, to our consultants at exercise prices of $6.30 to $19.20 per share.

The following table provides certain information with respect to the above-referenced stock options that are outstanding and exercisable at March 31, 2012:

	Stock Options Outstanding		Stock Options Vested
	Weighted
	Average			Weighted
	Remaining			Average
	Contractual Life	Number of	Number of	Exercise
	- Years	Awards	Awards	Price
Exercise Prices
$4.50 - $8.70	6.82	871,028	668,768	$6.38
$9.00 - $12.90	5.67	130,673	130,673	$10.45
$13.50-$18.90	4.03	360,529	360,529	$14.17
$19.20-$23.85	3.40	306,668	306,668	$22.84
Total	5.50	1,668,898	1,466,638	$12.10

The following table provides certain information with respect to the above-referenced stock options that are outstanding and exercisable at December 31, 2011:

	Stock Options Outstanding		Stock Options Vested
	Weighted
	Average			Weighted
	Remaining			Average
	Contractual Life	Number of	Number of	Exercise
	- Years	Awards	Awards	Price
Exercise Prices
$4.50 - $8.70	7.07	871,195	542,671	$6.48
$9.00 - $12.90	5.08	152,340	152,340	$10.51
$13.50-$18.90	4.26	343,862	343,862	$14.14
$19.20-$23.85	3.65	306,668	306,668	$22.84
Total	5.69	1,674,065	1,345,541	$12.62

The aggregate intrinsic value of stock options outstanding at March 31, 2012 and December 31, 2011 was $0, all of which related to vested awards. Intrinsic value is calculated based on the difference between the exercise price of the underlying awards and the quoted price of our common stock as of the reporting date ($3.20 and $2.04 per share as of the close on March 31, 2012 and December 31, 2011, respectively).

Restricted Stock Award Activity

The following summarizes our restricted stock unit activity:

		Weighted
		Average
		Grant
	Number of	Date Fair
	Units	Value
Total awards outstanding at December 31, 2011	120,021	$6.14
Units granted
Units vested	(20,426)	$7.61
Units Cancelled/Forfeited
Total awards outstanding at March 31, 2012	99,595	$5.84
Total units vested	-
Total units non-vested	99,595	$5.84
Total units outstanding at March 31, 2012	99,595	$5.84

Scheduled vesting for outstanding restricted stock units at March 31, 2012 is as follows:

	Year Ended
	December 31,
	2012	2013	2014	2015	Thereafter	Total
Scheduled vesting—restricted stock units	56,563	28,739	14,293	--	--	99,595

As of March 31, 2012 and December 31, 2011, there was $0.3 million and $0.4 million of net unrecognized compensation cost related to unvested restricted stock-based compensation arrangements, respectively. This compensation is recognized on a straight line basis resulting in approximately $0.2 million of the compensation expected to be expensed in the next twelve months, and the total unrecognized has a weighted average recognition period of 1.38 years.

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

The expense that we have recognized related to our grants of options and restricted stock includes the estimate for future pre-vest forfeitures. We will adjust the actual expense recognized as future pre-vest forfeitures occur. We have estimated that 1.5% and 3.3% of our option and restricted stock grants respectively, will be forfeited prior to vesting.

There were no stock options granted for the three months ended March 31, 2012. Assumptions used in the Black Scholes option-pricing model for the year ended December 31, 2011 were as follows:

12/31/2011

Average risk-free interest rate	3.35%
Average expected life- years	10
Expected volatility	94.32%
Expected dividends	0%

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

During the three months ended March 31, 2012 and 2011, approximately $0.4 million was recorded as total stock-based compensation for each period. Stock-based compensation expense is recorded under the caption general and administrative expenses in the accompanying consolidated statement of operations.

Common Stock reserved for Future Issuance

Common stock reserved for future issuance at March 31, 2012 consists of:

	Shares of
	Common
	Stock	Amount

Stock-based compensation	977	$3,125

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

The 2011 Segment Profit-Pre Tax disclosure below has been restated to reflect the change in the business segment classification of certain expenses as discussed in Note 1 above. Expenses reported in the Corporate and Eliminations business segment, which includes various general corporate overhead expenses are now being allocated equally to the Consulting and Technology business segments.

The Company evaluates performance based on several factors, of which achievement of strategic goals toward future profitability and business segment income before taxes are the primary measures. The following tables show the operations of the Company’s reportable business segments for the three months ended March 31, 2012 and 2011.

					Corporate and
	Consulting		Technology		Eliminations		Total
	2012	2011	2012	2011	2012	2011	2012	2011
Revenue	1,257,521	1,578,094	0	0	0	0	1,257,521	1,578,094
Segment Profit – Pre Tax	232,086	306,312	(496,708)	(499,640)	(531,912)	(1,445,411)	(796,534)	(1,638,739)
Total Assets	925,254	1,298,658	565,104	399,139	8,314,517	13,027,722	9,804,875	14,725,519
Property Additions	0	0	0	0	0	1,540	0	1,540
Interest Expense	0	0	0	0	0	0	0	0
Depreciation	0	0	0	0	6,166	7,297	6,166	7,297

Note 10. Subsequent Events

The Company had implemented the most recent FASB accounting pronouncement for reporting Subsequent Events. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of this accounting pronouncement did not impact our financial position or results of operations. The Company evaluated all events or transactions that occurred after March 31, 2012 up through the date these financial statements were issued. During this period the Company did not have any material recognizable subsequent events.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

CURRENT STATUS

Key Fuel Developments over the Past Quarter

The Company has made considerable progress against its technology development roadmap in the 1st quarter of 2012, including the following developments:

  A senior nuclear fuel manager from Southern Company joined Lightbridge’s Nuclear Utility Fuel Advisory Board (NUFAB). The other NUFAB members include senior fuel managers from Exelon, Duke Energy, and Dominion. The four nuclear operators on the NUFAB represent nearly 40% of the total nuclear generating capacity in the United States.

  Secured approvals from Rosatom for the proposed collaboration with Rosatom’s entities and began contract negotiations with the Joint Stock Company “A.A. Bochvar High-technology Research Institute of Inorganic Materials” (Bochvar Institute), a subsidiary company of the Russian fuel fabricator TVEL, relating to fabrication of Lightbridge-designed metallic fuel samples for irradiation testing in the MIR research reactor in Dimitrovgrad, Russia and the Advanced Test Reactor (ATR) at Idaho National Laboratory in the United States.

  Continued discussions with Dimitrovgrad test facility for preliminary planning of loop irradiations of Lightbridge-designed metallic fuel samples in the MIR research reactor. These irradiations will be performed under prototypic PWR operating conditions and will provide data necessary for regulatory licensing of the Lightbridge-designed lead test assemblies for demonstration in a commercial PWR. Irradiated samples from this loop irradiation program at MIR will also be used for additional out-of-reactor tests to demonstrate the metallic fuel’s behavior during severe accident scenarios and provide quantitative verification of the safety benefits of the Lightbridge-designed fuel. The loop irradiation program is expected to begin in 2013.

  Continued experiment planning and design for irradiation testing of our metallic fuel samples in the Advanced Test Reactor (ATR) at Idaho National Laboratory. In the 1st quarter of 2012, the team was informed that due to changes in the ATR availability, the pressurized loop we were planning to use for our irradiation experiment would not be available for several years. After consultation with the team members from INL and Texas A&M University, the decision was made to continue with the originally proposed capsule irradiation experiment as this would allow us to generate the data sooner. Capsule irradiation design has commenced and is expected to be completed this calendar year. The current capsule experiment design envisions irradiating Lightbridge-designed metallic fuel samples under specific experimental conditions (non-prototypic) to investigate certain fuel performance phenomena. We believe these changes in the ATR irradiation program will have no adverse impact on our fuel development and demonstration program as the loop irradiation testing program in the MIR research reactor will demonstrate the fuel’s performance under prototypic PWR conditions.

  Continued negotiations with a US fuel fabrication partner relating to metal fuel fabrication process development and demonstration work in the United States. We are hopeful for negotiations to conclude in 2012.

  In Q4 of 2011, we submitted a technical article for publication in a peer-reviewed journal. In Q1 of 2012, we were notified by the publication that the peer review process had been completed and that the article had been accepted for publication no later than March 2013. We are seeking a near-term publication date but the final decision is out of our hands. We will provide an update once we know the specific publication date.

  Granted a Eurasian patent which covers our thorium-based seed and blanket fuel assembly design for Russian-type VVER- 1000 reactors. Countries that are signatories to the Eurasian Patent Convention include Russia, Kazakhstan, Belarus, Azerbaijan, Armenia, Turkmenistan, Tajikistan, Kyrgyz Republic, and Republic of Moldova. Of these countries, Russia and Kazakhstan are of key importance to Lightbridge and will be our top priority as far as patent maintenance is concerned. The new patent extends patent protection for our thorium-based seed and blanket fuel assembly design to 2027, which is well beyond the 2014-2015 when the original patents covering that fuel design are set to expire.

  Granted a U.S. patent covering a locking mechanism for our seed-and-blanket fuel assembly (US Patent No. 8,116,423) that provides protection for the locking mechanism invention in the United States from its issuance until December 2028.

Research and Development Project Schedule

We currently anticipate that we, working in collaboration with our development partners/vendors and contingent upon execution of collaborative research and development agreements with them, will be able to:

  complete demonstration of full-scale fabrication process for our metallic fuel rods in 2013 perform in-reactor and out-of-reactor experiments in 2013-2016 develop analytical models in 2012-2016 for our metallic fuel technology required for regulatory licensing begin lead test assembly (LTA) operation in a full-size commercial light water reactor, which involves testing a limited number of our full-scale fuel assemblies in the core of a commercial nuclear power plant over three 18-month cycles, by the end of 2017

Accordingly, based on our current estimated schedule, final qualification of our fuel for 10-17% power uprates in a commercial reactor is expected in 2021 (at the end of three 18-month cycles of LTA operation). We expect final demonstration of the all-metal fuel design for power uprates of up to 30% in new-build plants and thorium-based seed and blanket fuel assembly design to occur approximately 2-3 years thereafter.

CHALLENGES

  Collaboration with a fuel fabricator that can fabricate the LTAs and a nuclear utility that is willing to accept the LTAs is required for LTA demonstration in a commercial reactor. In the US, the fabricator and the utility will be primarily responsible for securing necessary regulatory licensing approvals for the LTA operation. To this end, in November 2011, we established a Nuclear Utility Fuel Advisory Board (NUFAB) to further strengthen dialogue with global nuclear utilities. Separately, we are also pursuing discussions with major fuel fabricators relating to collaboration on our nuclear fuel designs.

  There is a lack of publicly available experimental data on our metallic fuel. As a result, we will need to conduct various irradiation experiments to confirm fuel performance under normal and off-normal events. Loop irradiation in a test reactor environment prototypic of PWR operating conditions and other experiments on unirradiated and irradiated metallic fuel samples will be essential to demonstrate the performance and advantages of our metallic fuel. We are currently planning a loop irradiation experiment in the MIR research reactor as part of this effort.

  Existing analytical models may be inadequate. New analytical models, capable of accurately predicting the behavior of our metallic fuel during normal operation and off-normal events may be required. Experimental data measured from our planned irradiation demonstrations will help to identify areas where new analytical models may be required.

  Demonstration of a fabrication process for full-length (12-14 feet) metallic fuel rods is required. Past operating experience with similar metallic fuel composition involved fabrication of metallic fuel rods up to 3 feet in length. We are in discussions with potential fuel fabrication partners relating to this demonstration effort.

Critical Accounting Policies and Estimates

The SEC issued Financial Reporting Release No. 60, “ Cautionary Advice Regarding Disclosure About Critical Accounting Policies ” suggesting that companies provide additional disclosure and commentary on their most critical accounting policies. In Financial Reporting Release No. 60, the SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the following significant policies as critical to the understanding of our financial statements.

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

Income Taxes

We account for income taxes using the liability method in accordance with the accounting pronouncement “ Accounting for Income Taxes” , which requires the recognition of deferred tax assets or liabilities for the tax-effected temporary differences between the financial reporting and tax bases of our assets and liabilities, and for net operating loss and tax credit carry forwards. The tax expense or benefit for unusual items, prior year tax exposure items, or certain adjustments to valuation allowances are treated as discrete items in the interim period in which the events occur.

On January 1, 2007, we adopted Accounting Interpretation “ Accounting for Uncertainty in Income Taxes” , which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this requirement, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. As a result of the implementation of this standard, we did not recognize any current tax liability for unrecognized tax benefits. We do not believe that there are any unrecognized tax positions that would have a material effect on the net operating losses disclosed.

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

The revenue recognition from two other government contracts entered into April 2010 and December 2010 were based on the completion and acceptance of contractual milestones. All contractual milestones were completed in 2011.

We recognize revenue in accordance with SEC Staff Accounting Bulletin or SAB, No. 104, “ Revenue Recognition” . We recognize revenue when all of the following conditions are met:

(1)	There is persuasive evidence of an arrangement;
(2)	The service has been provided to the customer;
(3)	The collection of the fees is reasonably assured; and
(4)	The amount of fees to be paid by the customer is fixed or determinable.

In situations where contracts include client acceptance provisions, we do not recognize revenue until such time as the client has confirmed its acceptance.

Intangibles

As presented on the accompanying balance sheet, we had patents with a net book value of approximately $565,000 and $537,000 as of March 31, 2012 and December 31, 2011, respectively. There are many assumptions and estimates that may directly impact the results of impairment testing, including an estimate of future expected revenues, earnings and cash flows, and discount rates applied to such expected cash flows in order to estimate fair value. We have the ability to influence the outcome and ultimate results based on the assumptions and estimates we choose for testing. To mitigate undue influence, we set criteria that are reviewed and approved by various levels of management. The determination of whether or not intangible assets have become impaired involves a significant level of judgment in the assumptions. Changes in our strategy or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets.

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

Operations Review

Business Segments and Periods Presented

We have provided a discussion of our results of operations on a consolidated basis and have also provided certain detailed segment information for each of our business segments below for the three months ended March 31, 2012 and 2011, in order to provide a meaningful discussion of our business segments. We have organized our operations into two principal segments: Consulting and Nuclear Fuel Technology. We present our segment information along the same lines that our chief executives review our operating results in assessing performance and allocating resources.

BUSINESS SEGMENT RESULTS – THREE MONTHS ENDED MARCH 31, 2012 AND 2011

					Corporate and
	Consulting		Technology		Eliminations		Total
	2012	2011	2012	2011	2012	2011	2012	2011
Revenue	1,257,521	1,578,094	0	0	0	0	1,257,521	1,578,094
Segment Profit – Pre Tax	232,086	306,312	(496,708)	(499,640)	(531,912)	(1,445,411)	(796,534)	(1,638,739)
Total Assets	925,254	1,298,658	565,104	399,139	8,314,517	13,027,722	9,804,875	14,725,519
Property Additions	0	0	0	0	0	1,540	0	1,540
Interest Expense	0	0	0	0	0	0	0	0
Depreciation	0	0	0	0	6,166	7,297	6,166	7,297

Technology Business

Over the next 12 to 15 months, we expect to incur approximately $5-6 million in research and development expenses related to the development of our proprietary nuclear fuel designs, contingent upon execution of collaborative research and development agreements with Rosatom’s subsidiary companies and a US fuel fabrication partner. We spent approximately $0.5 million for research and development during the three months ended March 31, 2012 and 2011.

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

Consulting Services Business

At the present time, substantially all of our revenue for the three months ended March 31, 2012 and 2011, from our consulting and strategic advisory services business segment is derived by offering services to governments outside of the U.S. planning to create or expand electricity generation capabilities using nuclear power plants. The fee type and structure that we offer for each client engagement is dependent on a number of variables, including the complexity of the services, the level of the opportunity for us to improve the client’s electricity generation capabilities using nuclear power plants, and other factors.

Consolidated Results of Operations

The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Three Months Ended March 31,
	2012		2011

Consolidated Statements of Income Data:
Revenues	100%		100%
Costs and expenses:
Cost of revenues	61%		69%
Gross Profit	39%		31%
Research and development	39%		32%
General and administrative	75%		109%

Total costs and expenses	114%		141%

Loss from operations	(75%	)	(110%	)
Interest income and other, net	13%		7%

Loss before income taxes	(62%	)	(103%	)
Provision for income taxes	0%		0%

Net loss	(62%	)	(103%	)

Revenue

The following table presents our revenues, by business segment, for the periods presented (in millions):

	Three Months Ended March 31,
	2012	2011

Consulting Segment Revenues:
ENEC and FANR (UAE)	$1.3	$1.5
Other (GCC and other countries)	0.0	0.1

Total	1.3	1.6
Technology Segment Revenues	0.0	0.0

Total Revenues	$1.3	$1.6

The decrease in our revenues from 2010 to 2011 of $0.3 million resulted from the decrease in the work performed for our ENEC and FANR, projects. Our consulting projects with ENEC and FANR are being performed pursuant to ongoing requests to work on specific projects on a time and expense basis as needed. The future revenue to be earned and recognized under both the ENEC and FANR agreements will depend upon agreed upon work plans which can differ from the revenue amounts initially planned to be earned under these agreements.

We believe that in 2012 we may obtain contracts from other governments interested in deploying nuclear power in their countries, based on our commitment to providing consulting services that are relevant and objective in exploring the use of nuclear power, which in turn could increase our future consulting revenues.

See Note 1 and Note 3 of the Notes to our Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information about our revenue.

Costs and Expenses

The following table presents our cost of services provided, by business segment, for the periods presented (in millions):

	Three Months Ended March 31,
	2012	2011

Consulting	$0.8	$1.1
Technology	0.0	0.0
Total	$0.8	$1.1

Cost of Services Provided

These expenses related to the consulting, professional, administrative and other support costs allocated to our consulting projects, which were incurred to perform and support the work done for our consulting projects with our ENEC and FANR contracts. The billing rates to us from our consultants who provide services under our consulting contracts predominantly remained the same in 2012 and 2011. The decrease in the consulting costs of $0.3 million was primarily a result of the decrease in the work we performed for our consulting projects, as mentioned above in the revenue section.

If consulting revenues increase in future periods, we expect cost of services provided will increase in dollar amount and may increase as a percentage of revenues.

See Note 1 and Note 3 of the Notes to our Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information about our cost of services provided.

Research and Development

The following table presents our research and development expenses, (in millions):

	Three Months Ended
	March 31,
	2012	2011

Research and development expenses	$0.5	$0.5

Research and development expenses consist mostly of compensation and related costs for personnel responsible for the research and development of our fuel. The total research and development expenses were primarily the same for both periods. Most of our research and development activities are conducted in Russia. We expense research and development costs as they are incurred.

Research and development expenses will increase in dollar amount and may increase as a percentage of revenues in future periods because we expect to continue to invest in the development of our nuclear fuel products.

See Note 1 and Note 7 of the Notes to our Consolidated Financial Statements included in Item 1 of this Quarterly Report Form on 10-Q for additional information about our research and development costs.

General and Administrative Expenses

The following table presents our general and administrative expenses, (dollars in millions):

	Three Months Ended
	March 31,
	2012	2011

General and administrative expenses	$1.0	$1.7

General and administrative expenses consist mostly of compensation and related costs for personnel and facilities, stock-based compensation, finance, human resources, information technology, and fees for consulting and other professional services. Professional services are principally comprised of outside legal, audit, strategic advisory services and outsourcing services.

The general and administrative expenses decrease of $0.7 million was mostly related to the decrease in payroll expenses and payroll benefits of approximately $0.1 million; reduction in consulting expenses of $0.2 million; reduction in legal and professional fees of $0.2 million and the remainder was due to general cost cutting measures.

Interest Income and Other, Net

Interest income and other income and expenses, net, remained primarily the same for the three month periods ended March 31, 2012 as compared to March 31, 2011.

Provision for Income Taxes

The following table presents our provision for income taxes. Our effective tax rate for the periods presented is 40%.

	Three Months Ended
	March 31,
	2012	2011

Provision for income taxes	$0.0	$0.0

We incurred a net loss for both 2012 and 2011 and took a 100% valuation allowance against all deferred tax assets. Therefore we did not have a provision for taxes for both 2012 and 2011.

See Note 5 of the Notes to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding our Income Taxes.

Liquidity and Capital Resources

As of March 31, 2012, we had total cash and cash equivalents and restricted cash of approximately $2.5 million and marketable securities of $5.3 million, both totaling $7.8 million. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Report (dollars in millions):

Cash Flow

	March 31,
	2012	2011

Net cash provided by (used in) operating activities	$(1.5)	$(1.3)
Net cash provided by (used in) investing activities	$(0.1)	$1.9
Net cash provided by (used in) financing activities	$0.0	$0.0
Net cash inflow (outflow)	$(1.6)	$0.6

Operating Activities

Net cash used in our operating activities increased by approximately $0.2 million for the three months ended March 31, 2012 as compared to 2011. This increase in cash used in operations was mostly due to an increase in our accounts receivable balance of approximately $0.7 million and a decrease in our deferred revenue liability of approximately $0.8 million and a decrease in our accounts payable and accrued expenses liability of approximately $0.2 million. These increases in cash used in operations were offset by decrease in our prepaid expenses and other assets of approximately $0.7 million and a decrease in our general and administrative expenses (mentioned above) resulting in a decrease in our net loss of approximately $0.8 million. While we continue to receive payments on all our outstanding accounts receivables, a decrease in cash receipts from our future billings may continue, which can impact cash provided by operating activities in future periods.

Investing Activities

Net cash used in our investing activities for the three months ended March 31, 2012 as compared to net cash provided by our investing activities for the three months ended March 31, 2011, increased by approximately $2.0 million. Such increase in funds used in our investing activities was due to the decrease in the proceeds from the sale of our marketable securities to fund our operating activities of $2.0 million. We also used approximately the same amount of cash for both above periods to file for new patent applications. These patent applications are filed for the new developments resulting from our research and development activities in our technology business segment. We anticipate these patent costs to increase in the future periods due to the research and development work we plan to perform on our all-metal fuel design.

Financing Activities

Net cash used in our financing activities for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011 remained primarily the same for both periods.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of March 31, 2012, and was effective during the entire quarter ended March 31, 2012.

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

Prior to 2008 we were a development stage company. We have commenced the provision of nuclear consulting services and currently have only a limited number of clients in this area of our business. Similarly, our fuel design patents and technology have not been commercially used and we have not received any royalty or sales revenue from this area of our business. We are subject to the risks, expenses and problems frequently encountered by companies in the early stages of development.

We rely upon certain members of our senior management, including Seth Grae, and the loss of Mr. Grae or any of our senior management would have an adverse effect on the Company.

Our success depends upon certain members of our senior management, including Seth Grae, Chief Executive Officer of the Company. Mr. Grae’s knowledge of the nuclear power industry, his network of key contacts within that industry and in governments and, in particular, his expertise in the potential markets for the Company’s technologies, is critical to the implementation of our business model. Mr. Grae is likely to be a significant factor in our future growth and success. The loss of services by Mr. Grae would likely have a material adverse effect on our Company.

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

The US Department of Energy (DOE) is currently finalizing its review of our Part 810 export authorization request which is required in order for us to be able to enter into an agreement relating to our proposed collaboration with Rosatom or its subsidiary companies.

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

Much of our present research activities are being conducted in Russia. Our research operations conducted in Russia are subject to various political risks and uncertainties inherent in the country of Russia. If U.S.-Russia relations deteriorate, the Russian government may decide to scale back or even cease completely its cooperation with the United States on various international projects, including nuclear power technology development programs. If this should happen, our research and development program in Russia could be scaled back or shut down, which could cause development program schedule delays and may require additional funding to access alternative testing facilities outside of Russia. The Russian institutes or nuclear entities engaged in our project are highly regulated and, in many instances, are controlled by the Russian government. The Russian government could decide that the nuclear scientists engaged in our project in Russia or testing facilities employed in our project should be redirected to other high priority national projects in the nuclear sector which could lead to development program schedule delays. Certain future research and development activities to be performed by Russian entities under contract with us will require formal authorization from the Russian State Atomic Energy Corporation, or ”Rosatom“, which owns those entities and is the main Russian government agency that oversees Russia's civil nuclear power industry. Rosatom requires that all collaborative projects with U.S. entities fall into one of the collaboration areas outlined in a government-to-government agreement that was entered into by and between the United States and Russia soon after the 123 Agreement on peaceful nuclear cooperation between the two countries came into force (which occurred in late 2010). Rosatom requires that the U.S. Department of Energy, or DOE, issue an official endorsement of each commercial project proposed for collaboration between a U.S. entity and Rosatom. Without such DOE endorsement and designation of the project by DOE as consistent with one of the collaboration areas outlined in the above-mentioned government-to-government agreement, Rosatom is unlikely to cooperate and participate in the proposed project. Lightbridge has recently received a letter from DOE confirming that our proposed collaborative projects with Rosatom fall under the 123 agreement, which we understand has satisfied the Rosatom requirements. Until commercial negotiations with Rosatom and/or its subsidiary companies are concluded and a legally binding agreement is entered into between the parties, a risk of development program schedule delays or a lack of sufficient interest from Rosatom or its entities in proposed collaboration still remains.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS

There were no unregistered sales of equity securities during the fiscal quarter ended March 31, 2012.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the fiscal quarter ended March 31, 2012.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

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

Date: May 10, 2012

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