Form 10-Q
period 2012-06-30
LIGHTBRIDGE Corp
filed 2012-08-03
CIK 1084554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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

_________________________________________________________
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

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]       No [X]

The number of shares outstanding of each of the issuer’s classes of common equity, as of July 16, 2012 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	12,503,982

ITEM 1.	FINANCIAL STATEMENTS

LIGHTBRIDGE CORPORATION
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011

TABLE OF CONTENTS
Page
Unaudited Condensed Consolidated Balance Sheets	3
Unaudited Condensed Consolidated Statements of Operations	4
Unaudited Condensed Consolidated Statements of Cash Flows	5
Notes to Unaudited Condensed Consolidated Financial Statements	6

Lightbridge Corporation
Condensed Consolidated Balance Sheets

	June 30,
	2012	December 31,
	(Unaudited)	2011
ASSETS

Current Assets
Cash and cash equivalents	$827,486	$3,569,098
Marketable securities	4,979,827	5,146,823
Restricted cash	552,850	551,883
Accounts receivable - project revenue and reimbursable project costs	664,390	277,211
Prepaid expenses and other current assets	554,744	269,697
Total Current Assets	7,579,297	9,814,712

Property Plant and Equipment -net	51,735	46,514

Other Assets
Patent costs - net	576,031	537,075
Security deposits	80,324	120,486
Total Other Assets	656,355	657,561

Total Assets	$8,287,387	$10,518,787
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$930,324	$1,680,433
Total Current Liabilities	930,324	1,680,433

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.001 par value, 50,000,000 authorized shares, no shares issued and outstanding	-	-

Common stock, $0.001 par value, 500,000,000 authorized, 12,537,607 shares issued, 12,503,982 shares outstanding and 12,476,414 shares issued, 12,427,220 shares outstanding at June 30, 2012 and December 31, 2011, respectively	12,504	12,427
Additional paid in capital - stock and stock equivalents	71,608,677	70,946,951
Deficit	(64,267,243)	(62,155,774)
Common stock reserved for issuance, 1,555 shares and 17,120 shares at June 30, 2012 and December 31, 2011, respectively	3,125	34,750
Total Stockholders' Equity	7,357,063	8,838,354

Total Liabilities and Stockholders' Equity	$8,287,387	$10,518,787

The accompanying notes are an integral part of these condensed consolidated financial statements

Lightbridge Corporation
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenue:
Consulting Revenue	$981,016	$2,292,549	$2,238,537	$3,870,643
Cost of Consulting Services Provided	607,780	1,575,624	1,377,465	2,668,643
Gross Margin	373,236	716,925	861,072	1,202,000
Operating Expenses
General and administrative	1,246,233	1,480,471	2,191,595	3,120,657
Research and development expenses	518,360	539,155	1,015,068	1,125,795
Total Operating Expenses	1,764,593	2,019,626	3,206,663	4,246,452
Operating Loss	(1,391,357)	(1,302,701)	(2,345,591)	(3,044,452)
Other Income and (Expenses)
Investment income	81,510	140,478	233,068	246,300
Other income (expenses)	(5,089)	291	1,053	(2,519)
Total Other Income and Expenses	76,421	140,769	234,121	243,781
Net loss before income taxes	(1,314,936)	(1,161,932)	(2,111,470)	(2,800,671)
Income taxes	0	0	0	0
Net loss	$(1,314,936)	$(1,161,932)	$(2,111,470)	$(2,800,671)

Net Loss Per Common Share, Basic and diluted	$(0.11)	$(0.09)	$(0.17)	$(0.23)
Weighted Average Number of shares outstanding	12,491,750	12,362,929	12,462,182	12,358,117

The accompanying notes are an integral part of these condensed consolidated financial statements

Lightbridge Corporation
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2012	2011
Operating Activities:
Net Loss	$(2,111,470)	$(2,800,671)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock based compensation	628,445	784,936
Depreciation and amortization	14,517	13,914
Unrealized (gains) loss on marketable securities	(109,757)	(85,521)
Changes in non-cash operating working capital items:
Accounts receivable - fees and reimbursable project costs	(387,179)	(299,829)
Prepaid expenses and other assets	(244,885)	(447,374)
Accounts payable, accrued liabilities and other current liabilities	(750,108)	(611,353)
Deferred revenue	0	480,290
Net Cash Used In Operating Activities	(2,960,437)	(2,965,608)

Investing Activities:
Proceeds from the sale of marketable securities	397,926	1,933,867
Purchase of marketable securities	(121,173)	0
Property and equipment	(19,738)	(1,563)
Patent costs	(38,956)	(44,879)
Net Cash Provided By Investing Activities	218,059	1,887,425

Financing Activities:
Proceeds from the issuance of common stock	1,733	0
Restricted cash	(967)	(906)
Net Cash Provided by (Used In) Financing Activities	766	(906)

Net Decrease In Cash and Cash Equivalents	(2,741,612)	(1,079,089)

Cash and Cash Equivalents, Beginning of Period	3,569,098	2,373,421

Cash and Cash Equivalents, End of Period	$827,486	$1,294,332

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year:
Interest paid	$0	$0
Income taxes paid	$0	$0

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

     In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three month and six month periods have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms "Company", "we", "us" or "our" mean Lightbridge Corporation and all entities included in our consolidated financial statements.

     We were incorporated in the state of Delaware on January 8, 1992, and changed our name to Thorium Power, Inc. (“TPI”) in April 2001. On February 14, 2006, Novastar Resources Ltd., a Nevada corporation (“Novastar”), and TPI entered into an Agreement and Plan of Merger and merged on October 6, 2006. After the merger, we were known as Thorium Power Ltd. and TPI became our wholly-owned subsidiary. On September 29, 2009, we changed our name from Thorium Power, Ltd. to Lightbridge Corporation (“Lightbridge” or the “Company”). We are engaged in two operating business segments: our Technology Business Segment and our Consulting Business Segment (see Note 9-Business Segment Results).

Technology Business Segment

     Our primary business segment, based on future revenue potential, is to develop innovative, proprietary nuclear fuel designs which we expect will significantly enhance the nuclear power industry’s economics and increase power output by: 1) extending the fuel cycle to 24 months while simultaneously increasing the power output by up to 17% in existing pressurized water reactors (PWR’s”), including Westinghouse 4-loop reactors, which are currently limited to an 18-month fuel cycle; 2) enabling increased reactor power output (up to 30% increase) without changing the core size in new-build PWRs; and 3) addressing concerns at the back-end of the fuel cycle related to the volume of used fuel per kilowatt-hour as well as proliferation of weapons-usable materials. There are significant technology synergies among our primary fuel products due to utilization of the proprietary metallic fuel rod technology that is at the core of each of them. As a result, once completed, full-scale demonstration and qualification of the metallic fuel rod technology will simultaneously advance all of our product families currently under development.

     We are currently focusing our development efforts on three primary fuel product lines: 1) all-uranium seed and blanket fuel for existing plants, 2) all-metal fuel (i.e., non-oxide fuel) for new build reactors, and 3) thorium-based seed and blanket fuel for both existing and new build reactors. Each of the fuel designs utilizes our metallic fuel rod technology.

Consulting Business Segment

Our business model expanded with the establishment of a consulting business segment in 2007, through which we provide consulting and strategic advisory services to companies and governments planning to create or expand electricity generation capabilities using nuclear power plants. On August 1, 2008, we signed separate consulting services agreements with two government entities; Emirates Nuclear Energy Corporation (“ENEC”) formed by Abu Dhabi, one of the member Emirates of the United Arab Emirates (“UAE”), and the Federal Authority for Nuclear Regulation (“FANR”) formed by the government of the UAE. Under these two agreements, we provide consulting and strategic advisory services over a contract term of five years starting from June 23, 2008. The termination date of our agreement with FANR was extended to December 31, 2014. This termination date can be extended upon agreement by both parties.

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

Concentrations

     Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, marketable securities and accounts receivable. Cash equivalents and marketable securities consist of money market funds and mutual bond funds held with one major financial institution with a high credit standing. The underlying fixed-income investments of the money market and bond mutual funds are either United States Treasury securities or represent a diversified portfolio of investments. Accounts receivable are typically unsecured and are derived from revenues earned from customers located around the world. In 2012 and 2011, we generated approximately all of our revenues from customers based outside the U.S., with our customers located in the Middle East. We perform ongoing evaluations to determine customer credit and we limit the amount of credit we extend, but generally we do not require collateral from our customers. We maintain reserves for estimated credit losses however no reserve has been set up for 2012 and 2011, as we have not incurred any credit losses from our customers, to date. Substantially all of our consulting revenues are from the FANR and ENEC contracts for the three months and six months ended June 30, 2012.

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

     For the three months ended June 30, 2012 and 2011, we recognized stock-based compensation of approximately $0.3 million for each period and for the six months ended June 30, 2012 and 2011, we recognized stock-based compensation of approximately $0.6 million and $0.8 million, respectively. Related income tax benefits were not recognized, as we incurred a tax loss for both years.

Fair Value of Financial Instruments

     The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximate fair value because of their generally short maturities. We carry marketable securities at fair value.

Cash and Cash Equivalents, Restricted Cash and Marketable Securities

     We invest our excess cash in money market mutual funds, and mutual bond funds. We classify all highly liquid investments with stated maturities of three months or less from date of purchase as cash equivalents and all highly liquid investments with stated maturities of greater than three months as marketable securities. We hold cash balances in excess of the federally insured limits of $250,000 with two prominent financial institutions. We deem this credit risk not to be significant as our cash is held by major prominent financial institutions. Total cash and cash equivalents held in checking accounts and a money market core cash account, as reported on the accompanying consolidated balance sheets, totaled approximately $0.8 million and $3.6 million at June 30, 2012 and December 31, 2011, respectively.

     Restricted cash represents cash being held by one prominent financial institution that is being used as collateral for our corporate credit cards and our letters of credit issued to some of our customers. There were no letters of credit outstanding as of June 30, 2012 and December 31, 2011. The total balance of our restricted cash at June 30, 2012 and December 31, 2011, was both approximately $0.6 million.

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

     The total quoted fair value of our marketable securities at June 30, 2012, was approximately $5 million. This amount was held in the following mutual funds: (1) Doubleline Total Return Bond Fund (Symbol - DLTNX) -$1.0 million; (2) Vanguard Wellesley Income Fund (Symbol -VWINX) - $1.2 million; (3) Vanguard High Yield Corp Investor Fund (Symbol -VWEHX) - $1.3 million; (4) Vanguard GNMA Investor Fund (Symbol -VFIIX) - $0.8 million and (5) Vanguard Short Term Investment Grade Investor (Symbol -VGSTX) - $0.7 million. The cost basis of these above investments was approximately $4.8 million and substantially all were purchased on October 12, 2011. The amortized cost basis and fair value of each major type of marketable security was approximately the same at June 30, 2012. The unrealized gain recorded on these marketable securities for each of the three months ended June 30, 2012 and 2011, was approximately $0 and for each of the six months ended June 30, 2012 and 2011, was $0.1 million.

     The total quoted fair value of our marketable securities at December 31, 2011, was approximately $5.2 million. This amount was held in the following mutual funds: (1) Doubleline Total Return Bond Fund (Symbol - DLTNX) -$1.0 million; (2) Vanguard Wellesley Income Fund (Symbol -VWINX) - $1.3 million; (3) Vanguard High Yield Corp Investor Fund (Symbol -VWEHX) - $1.3 million; (4) Vanguard GNMA Investor Fund (Symbol -VFIIX) - $0.8 million and (5) Vanguard Short Term Investment Grade Investor (Symbol -VGSTX) - $0.8 million. The cost basis of these above investments was approximately $5.1 million and they were all purchased on October 12, 2011. The amortized cost basis and fair value of each major type of marketable security was approximately the same at December 31, 2011.

     The amount recorded as unrealized gain (loss), realized capital gain or loss, interest and dividends received, as reported to us from the financial institutions in which they were reinvested, and that we reported under the caption of investment income in the accompanying consolidated statement of operations, totaled approximately $0.1 million for each of the three month periods ended June 30, 2012 and 2011, and approximately $0.2 million for each of the six months ended June 30, 2012 and 2011. We elected the fair value option permitted under FASB ASC 825 to report the unrealized gains and losses from our marketable securities in our accompanying consolidated statement of operations instead of other comprehensive income and loss.

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

     The Company adopted the ASC accounting pronouncement “Accounting for Uncertainty in Income Taxes”. This pronouncement provides guidance for recognizing and measuring uncertain tax positions, as defined in the FASB accounting pronouncement “ Accounting for Income Taxes ”. This pronouncement prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements. This pronouncement also provides accounting guidance on derecognizing, classification and disclosure of these uncertain tax positions.

Research, Development and Related Expenses

     These costs from our Technology business segment are charged to operations in the year incurred and are shown on a separate line on the accompanying Consolidated Statement of Operations. Research and development and related expenses totaled approximately $0.5 million for each of the three month periods ended June 30, 2012 and 2011, and $1.0 million and $1.1 million for the six months ended June 30, 2012 and 2011, respectively.

Segment Reporting

     We use the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by our chief decision makers for making operating decisions and assessing performance, as the source for determining our reportable segments. We have determined that we have two operating segments as defined by the FASB accounting pronouncement, “Disclosures about Segments of an Enterprise and Related Information”. As discussed above, our two reporting business segments are our technology business and our consulting services business.

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

Note 2. Net Loss Per Share

     Basic net loss per share is computed using the weighted-average number of common shares outstanding during the reporting period, except that it does not include unvested common shares subject to repurchase or cancellation. Diluted net income per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the reporting period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, warrants, restricted shares, and unvested common shares subject to repurchase or cancellation. The dilutive effect of outstanding stock options, restricted shares, restricted stock units, and warrants is not reflected in diluted earnings per share because we incurred net losses for the three and six months ended June 30, 2012 and 2011, and the effect of including these potential common shares in the diluted earnings per share calculations would be anti-dilutive and are therefore not included in the calculations.

Note 3. Accounts Receivable – Project Revenue and Project Costs

ENEC and FANR Projects

     The total accounts receivable from the ENEC and FANR contracts was approximately $0.7 million and $0.3 million at June 30, 2012 and December 31, 2011, respectively. These amounts due from ENEC and FANR represent approximately 97% and 100% of the total accounts receivable reported of approximately $0.7 million and $0.3 million at June 30, 2012 and December 31, 2011, respectively.

     Total unbilled accounts receivable included in the accompanying consolidated balance sheets and reported in accounts receivable of approximately $0.3 and $0.2 million at June 30, 2012 and December 31, 2011, respectively, is for work that was billed to our clients in July 2012 and January 2012, respectively. Foreign currency transaction exchange gains (losses) were not significant for the three and six months ended June 30, 2012 and 2011, respectively, which is reported in the caption “other income and expenses” on the accompanying consolidated statement of operations. Translation gains and losses for the three and six months ended June 30, 2012 and 2011, were also not material.

     Travel costs and other reimbursable costs under these contracts are reported in the accompanying statement of operations as both revenue and cost of consulting services provided, and totaled approximately $0.2 million for each of the three month periods ended June 30, 2012 and 2011, and approximately $0.3 million for each of the six month periods ended June 30, 2012 and 2011. The total travel and other reimbursable expenses that have not been reimbursed to us and are included in total accounts receivable reported above from our consulting contracts were approximately $0.1 million at June 30, 2012 and December 31, 2011.

     We expect to continue to provide strategic advisory services to ENEC and FANR during the five-year term of these consulting agreements, with the agreements providing for automatic renewals for one year periods, and also expect the variation of revenue we earn from these contracts to continue. Under these agreements, revenue will be recognized on a time and expense basis. We periodically discuss our consulting work with ENEC and FANR, who review the work we perform and our reimbursable travel expenses, and accept our monthly invoicing for services and reimbursable expenses.

Note 4. Accounts Payable and Accrued Liabilities

Accounts payable and accrued expenses consisted of the following:

	2012	2011

Trade payables	$192,824	$148,194
Accrued expenses and other	280,564	587,533
Accrued payroll liabilities	456,936	944,706

Total	$930,324	$1,680,433

Note 5. Income Taxes

     Our tax provision is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2012 and 2011 annual effective tax rate is estimated to be a combined 40% for the U.S. federal and state statutory tax rate. We review tax uncertainties in light of changing facts and circumstances and adjust them accordingly. As of June 30, 2012 and December 31, 2011, there were no tax contingencies recorded.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting, and the amounts recognized for income tax purposes. The significant components of deferred tax assets (at a 40% effective tax rate) as of June 30, 2012 and December 31, 2011, respectively, are as follows:

Deferred Tax Assets	Total Amount		Deferred Tax Asset
			Amount
	2012	2011	2012	2011

Capitalized start-up costs	$5,333,739	$5,589,739	$2,133,496	$2,235,896
Stock-based compensation	21,488,009	21,070,686	8,595,204	8,428,274
Net operating loss carry-forward	32,213,929	30,463,782	12,885,572	12,185,513
Less: valuation allowance	(59,035,677)	(57,124,207)	(23,614,272)	(22,849,683)

	$-	$-	$-	$-

     We have a net operating loss carry-forward for federal and state tax purposes of approximately $32.2 million at June 30, 2012, that is available to offset future taxable income, that will begin to expire in the year 2021. For financial reporting purposes, no deferred tax asset was recognized because at June 30, 2012 and December 31, 2011, management estimates that it is more likely than not that substantially all of the net operating losses will expire unused. As a result, the amount of the deferred tax assets considered realizable was reduced 100% by a valuation allowance. The change in the valuation allowance was approximately $0.6 million and $0.4 million for the three months ended June 30, 2012 and 2011, respectively, and was approximately $0.1 million for each of the six month periods ended June 30, 2012 and 2011. Many of the Company’s operating expenses in its 2007 and 2006 tax years were classified under the Internal Revenue Code as capitalized “Startup Costs”, which did not begin to be deductible for tax purposes until 2008. The Company files a consolidated tax return with its subsidiaries.

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

Operating Leases

     We entered into an agreement to lease new office space under the terms of a sublease with a term of 65 months commencing August 1, 2008. Under the terms of the sublease, the lease payments are inclusive of pass-through costs. We are not charged additional amounts for real estate taxes and standard operating expenses. We paid the security deposit related to this sublease agreement in the amount of approximately $120,000 (security deposit balance $80,000 at June 30, 2012). We pay monthly rental fees in the amount of approximately $43,000 in accordance with the sublease agreement plus parking fees, and rent payments increase by a factor of 4% each year thereafter. The monthly straight-line rental expense from August 1, 2008 to December 1, 2013, is approximately $45,000. As a result of the straight-line rent calculation generated by the one free rent period and rent escalation, we have recorded in accrued liabilities a deferred rent credit of approximately $66,000 and $70,000 at June 30, 2012 and December 31, 2011, respectively. Total rent expense was approximately $0.2 million for each of the three month periods ended June 30, 2012 and 2011, and $0.4 million for each of the six month periods ended June 30, 2012 and 2011 .

     Estimated annual rental payments under our operating leases are as follows:

Total
Year ending - December 31, 2012	$586,136
Year ending - December 31, 2013	609,016
Total minimum lease payments	$1,195,152

Note 7. Research and Development Costs

Research and Development Costs

     Research and development costs, included in the accompanying consolidated statement of operations amounted to approximately $0.5 million for each of the three month periods ended June 30, 2012 and 2011, and was $1.0 million and $1.1 million for the six months ended June 30, 2012 and 2011, respectively. Total cumulative research and development expenses amounted to approximately $12.7 million from January 8, 1992 (our date of inception) to June 30, 2012. We have consulting agreements with several consultants working on various projects for us, which total approximately $10,000 per month.

Note 8. Stockholders’ Equity

     At June 30, 2012, there are 500,000,000 shares of authorized common stock. Total common stock outstanding at June 30, 2012 and December 31, 2011, was 12,503,982 and 12,427,220 shares, respectively. At June 30, 2012, there were 1,555 shares reserved for future issuance, 1,034,996 stock warrants, 1,668,898 stock options outstanding and 62,211 total unvested shares of restricted stock (of which 33,625 shares of unvested restricted stock were issued but not vested and therefore not considered in our total outstanding shares on the accompanying balance sheet), all totaling 15,271,642 of total stock and stock equivalents outstanding at June 30, 2012.

Stock Plan and Stock-based Compensation – Stock Options and Restricted Stock

     We have a stock-based compensation plan to reward for services rendered by officers, directors, employees and consultants. We have reserved 2,500,000 shares of common stock of our unissued share capital for the stock plan. Other limitations are as follows:

     i) No more than an aggregate of 1,250,000 shares can be granted for the purchase of restricted common shares during the term of the stock plan;

     ii) The maximum number of shares of common stock with respect to which options may be granted to any one person during any fiscal year may not exceed 266,667 shares; and

     iii) The maximum number of restricted shares that may be granted to any one person during any fiscal year may not exceed 166,667 common shares.

     Total stock options outstanding at June 30, 2012 and December 31, 2011, were 1,668,898 and 1,674,065, respectively of which 1,478,768 and 1,345,541 of these options were vested at June 30, 2012 and December 31, 2011, respectively. Stock option expense was approximately $0.2 million and approximately $0.2 million for the three months ended June 30, 2012 and 2011, respectively, and $0.4 million and $0.6 million for the six months ended June 30, 2012 and 2011, respectively.

     Stock option transactions to the employees, directors, advisory board members and consultants are summarized as follows for the six months ended June 30, 2012 and the year ended December 31, 2011:

	2012	2011

Beginning of the period	1,674,065	1,772,348
Granted	--	87,887
Exercised	--	--
Forfeited	(167)	(2,833)
Expired	(5,000)	(183,337)

End of period	1,668,898	1,674,065
Options exercisable	1,478,768	1,345,541

The above table includes options issued and outstanding as of June 30, 2012, as follows:

i)	A total of 290,203 non-qualified 5-10 year options have been issued, and are outstanding, to advisory board members at exercise prices of $4.50 to $14.40 per share.

ii)

A total of 1,136,748 non-qualified 8-10 year options have been issued, and are outstanding, to our directors, officers and employees at exercise prices of $5.42 to $23.85 per share. From this total, 665,088 options are outstanding to the Chief Executive Officer who is also a director, with remaining contractual lives of 3.6 – 8.7 years. All other options issued to directors, officers and employees have a remaining contractual life ranging from 3.4 years to 8.8 years.

iii)	A total of 241,947 non-qualified 5-10 year options have been issued, and are outstanding, to our consultants at exercise prices of $5.70 to $19.20 per share.

     The following table provides certain information with respect to the above-referenced stock options that are outstanding and exercisable at June 30, 2012:

	Stock Options Outstanding		Stock Options Vested
	Weighted
	Average			Weighted
	Remaining			Average
	Contractual Life	Number of	Number of	Exercise
	- Years	Awards	Awards	Price
Exercise Prices
$4.50 - $8.70	6.82	871,028	680,898	$6.37
$9.00 - $12.90	5.67	130,673	130,673	$10.45
$13.50-$18.90	4.03	360,529	360,529	$14.17
$19.20-$23.85	3.40	306,668	306,668	$22.84
Total	5.50	1,668,898	1,478,768	$12.05

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

     The aggregate intrinsic value of stock options outstanding at June 30, 2012 and December 31, 2011, was $0, all of which related to vested awards. Intrinsic value is calculated based on the difference between the exercise price of the underlying awards and the quoted price of our common stock as of the reporting date ($2.02 and $2.04 per share as of the close on June 30, 2012 and December 31, 2011, respectively).

Restricted Stock Award Activity

     The following summarizes our restricted stock unit activity:

		Weighted
		Average
		Grant
	Number of	Date Fair
	Units	Value
Total awards outstanding at December 31, 2011	120,021	$6.14
Units granted
Units vested	(57,810)	$6.03
Units Cancelled/Forfeited
Total awards outstanding at June 30, 2012	62,211	$6.25
Total units vested	-
Total units non-vested	62,211	$6.25
Total units outstanding at June 30, 2012	62,211	$6.25

Scheduled vesting for outstanding restricted stock units at June 30, 2012 is as follows:

	Year Ended
	December 31,
	2012	2013	2014	2015	Thereafter	Total

Scheduled vesting—restricted stock units	19,179	28,739	14,293	--	--	62,211

     As of June 30, 2012 and December 31, 2011, there was $0.2 million and $0.4 million of net unrecognized compensation cost related to unvested restricted stock-based compensation arrangements, respectively. This compensation is recognized on a straight line basis resulting in approximately $0.2 million of the compensation expected to be expensed in the next twelve months, and the total unrecognized has a weighted average recognition period of 1.33 years.

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

     The expense that we have recognized related to our grants of options and restricted stock includes the estimate for future pre-vest forfeitures. We will adjust the actual expense recognized as future pre-vest forfeitures occur. We have estimated that 1.5% and 3.2% of our option and restricted stock grants respectively, will be forfeited prior to vesting.

     There were no stock options granted for the six months ended June 30, 2012. Assumptions used in the Black Scholes option-pricing model for the year ended December 31, 2011 were as follows:

December 31, 2012

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

     During the three months ended June 30, 2012 and 2011, approximately $0.3 million and $0.3 million was recorded as total stock-based compensation for each period, respectively, and for the six months ended June 30, 2012 and 2011, approximately $0.6 million and $0.8 million was recorded as total stock-based compensation for each period, respectively. Stock-based compensation expense is recorded under the caption general and administrative expenses in the accompanying consolidated statement of operations.

Common Stock reserved for Future Issuance

     Common stock reserved for future issuance at June 30, 2012, consists of:

	Shares of
	Common
	Stock	Amount

Stock-based compensation	$1,555	$3,125

Note 9. Business Segment Results

     We have two principal business segments, which are (1) our technology business and (2) our consulting services business. These business segments were determined based on the nature of the operations and the services offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief decision-makers, in deciding how to allocate resources and in assessing performance. Our Chief Executive Officer and Chief Operating Officer/Chief Financial Officer have been identified as the chief operating decision makers. Our chief operating decision makers direct the allocation of resources to operating segments based on the profitability, the cash flows, and the business plans of each respective segment.

     The Company evaluates performance based on several factors, of which achievement of strategic goals toward future profitability and business segment income before taxes are the primary measures. The following tables show the operations of the Company’s reportable business segments for the three and six months ended June 30, 2012 and 2011.

BUSINESS SEGMENT RESULTS – THREE MONTHS ENDED JUNE 30, 2012 AND 2011

	Consulting		Technology		Corporate and		Total
					Eliminations
	2012	2011	2012	2011	2012	2011	2012	2011

Revenue	981,016	2,292,549	0	0	0	0	981,016	2,292,549

Segment Profit – Pre Tax	149,574	577,255	(518,360)	(539,155)	(946,150)	(1,200,032)	(1,314,936)	(1,161,932)

Total Assets	664,390	1,590,228	576,031	449,265	7,046,966	11,124,522	8,287,387	13,164,015

Property Additions	0	0	0	0	19,738	0	19,738	0

Interest Expense	0	0	0	0	0	0	0	0

Depreciation	0	0	0	0	7,237	6,617	7,237	6,617

BUSINESS SEGMENT RESULTS – SIX MONTHS ENDED JUNE 30, 2012 AND 2011

	Consulting		Technology		Corporate and		Total
					Eliminations
	2012	2011	2012	2011	2012	2011	2012	2011

Revenue	2,238,537	3,870,643	0	0	0	0	2,238,537	3,870,643

Segment Profit – Pre Tax	381,660	883,567	(1,015,068)	(1,125,795)	(1,478,061)	(2,558,443)	(2,111,470)	(2,800,671)

Total Assets	664,390	1,590,228	576,031	449,265	7,046,966	11,124,522	8,287,387	13,164,015

Property Additions	0	0	0	0	19,738	1,563	19,738	1,563

Interest Expense	0	0	0	0	0	0	0	0

Depreciation	0	0	0	0	14,517	13,914	14,517	13,914

Note 10. Subsequent Events

     The Company has implemented the most recent FASB accounting pronouncement for reporting subsequent events. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the consolidated financial statements are issued. The adoption of this accounting pronouncement did not impact our financial position or results of operations. The Company evaluated all events or transactions that occurred after June 30, 2012, up through the date these consolidated financial statements were issued.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We use words such as “believe”, “expect”, “anticipate”, “project”, “target”, “plan”, “optimistic”, “intend”, “aim”, “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, (1) those concerning market and business segment growth, demand and acceptance of our Nuclear Energy Consulting Services and Nuclear Fuel Technology Business, (2) any projections of sales, earnings, revenue, margins or other financial items, (3) any statements of the plans, strategies and objectives of management for future operations, (4) any statements regarding future economic conditions or performance, (5) uncertainties related to conducting business in foreign countries, as well as (6) all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, as well as assumptions that if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties, among others, include:

-	our ability to attract new customers,
-	our ability to employ and retain qualified employees and consultants that have experience in the Nuclear Industry,
-	competition and competitive factors in the markets in which we compete,
-	general economic and business conditions in the local economies in which we regularly conduct business, which can affect demand for the Company’s services,
-	changes in laws, rules and regulations governing our business,
-	development and utilization of our intellectual property,
-	potential and contingent liabilities,
-	the risks identified in the “Risk Factors” section of this Report, and
-	other risks identified in this Report.

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

Our Business

We are a leading nuclear fuel technology company, and participate in the nuclear power industry in the U.S. and internationally. Our business operations can be categorized into two segments: (i) we are a developer of next generation nuclear fuel technology that has the potential to extend the length of the fuel cycle and significantly uprate the power output of reactors, reducing the per-megawatt-hourly cost of generating nuclear energy, and reducing nuclear waste and proliferation, and (ii) we are a provider of nuclear power consulting and strategic advisory services to commercial and governmental entities worldwide.

Our Nuclear Fuel Technology Business Segment

We are developing innovative, proprietary nuclear fuel designs that can significantly enhance the nuclear power industry’s economics and increase power output by: 1) Extending the fuel cycle to 24 months while simultaneously providing an increase in power output of up to 17% in existing pressurized water reactors (including Westinghouse 4-loop reactors, which are currently limited to an 18-month fuel cycle); 2) Enabling increased reactor power output (up to 30% increase) without changing the core size in new build PWRs; and 3) Addressing concerns at the back-end of the fuel cycle related to the volume of used fuel per kilowatt-hour as well as proliferation of weapons-usable materials.

For uprates up to 10%, only relatively minor reactor system modifications would be required. Accordingly, we believe that nuclear utilities with existing reactor fleets may find it economically attractive to initially start with a 10% power uprate fuel variant and switch to a 17% power uprate fuel variant at the time when steam generators and other expensive plant equipment reach their lifetime limit and have to be replaced. In that case, nuclear utilities would only have to incur the incremental capital cost beyond and above the cost of standard plant equipment being replaced to accommodate a 17% power uprate in their existing PWR plants.

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

Consulting Business Segment

Through our consulting and strategic advisory business, we are engaged in the business of assisting commercial and governmental entities with developing and expanding their nuclear industry capabilities and infrastructure. We provide integrated strategic advice across a range of expertise areas including, for example, regulatory development, nuclear reactor site selection, procurement and deployment, reactor and fuel technology, international relations and regulatory affairs. Our consulting services are expert and relationship based, with particular emphasis on key decision makers in senior positions within governments or companies, as well as focus on overall management of nuclear energy programs. To date, substantially all of our revenues are derived from our consulting and strategic advisory services business segment, which primarily provides nuclear consulting services to entities within the United Arab Emirates, our first significant consulting and strategic advisory client. In April 2010 and December 2010, we began to provide consulting services in additional countries, including the member states of the Gulf Cooperation Council (The GCC, a political and economic union that comprises the Gulf states of the Kingdom of Bahrain, State of Kuwait, Sultanate of Oman, State of Qatar, Kingdom of Saudi Arabia and United Arab Emirates) and Kuwait. We have also provided nuclear safety consulting advice to U.S. nuclear utilities.

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

CURRENT STATUS

Key Fuel Developments over the Past Quarter

The Company has made progress against its technology development roadmap in the 2nd quarter of 2012, including the following developments:

  Continued contract negotiations with the Joint Stock Company “A.A. Bochvar High-technology Research Institute of Inorganic Materials” (Bochvar Institute), a subsidiary company of the Russian fuel fabricator TVEL, relating to fabrication of Lightbridge-designed metallic fuel samples for irradiation testing in the MIR research reactor in Dimitrovgrad, Russia, and the Advanced Test Reactor (ATR) at Idaho National Laboratory in the United States;

  Continued discussions with Dimitrovgrad test facility for preliminary planning of loop irradiations of Lightbridge-designed metallic fuel samples in the MIR research reactor. These irradiations will be performed under prototypic PWR operating conditions and will provide data necessary for regulatory licensing of the Lightbridge-designed lead test assemblies for demonstration in a commercial PWR. Irradiated samples from this loop irradiation program at MIR will also be used for additional out-of-reactor tests to demonstrate the metallic fuel’s behavior during severe accident scenarios and provide quantitative verification of the safety benefits of the Lightbridge-designed fuel. The loop irradiation program is expected to begin in 2013;

  Continued experiment planning and design for irradiation testing of our metallic fuel samples in the ATR at Idaho National Laboratory. The team agreed to a single fuel rod design that is compatible with both a capsule irradiation rig and a loop irradiation rig design in order to accommodate uncertainty in reactor availability between now and when the fuel samples are delivered to Idaho National Laboratory;

  Continued negotiations with a US fuel fabrication partner relating to metal fuel fabrication process development and demonstration work in the United States. We are hopeful for negotiations to conclude in 2012;

  Issued a Ukrainian patent covering our thorium-based seed-and-blanket fuel assembly for VVER-1000 reactors (Patent No. 98370). The patent provides protection for the above nuclear fuel design in Ukraine through December 2027. Presently, Ukraine has 13 VVER-1000 reactors in operation, with 2 more units under construction.

Research and Development Project Schedule

We currently anticipate that we, working in collaboration with our development partners/vendors and contingent upon execution of collaborative research and development agreements with them, will be able to:

  demonstrate the full-scale fabrication process for our metallic fuel rods in 2013;

  perform in-reactor and out-of-reactor experiments in 2013-2016;

  develop analytical models in 2012-2016 for our metallic fuel technology that can be used for regulatory licensing; and

  begin lead test assembly (LTA) operation in a full-size commercial light water reactor by the end of 2017, which involves testing a limited number of our full-scale fuel assemblies in the core of a commercial nuclear power plant over three 18-month cycles.

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

Income Taxes

We account for income taxes using the liability method in accordance with the accounting pronouncement “ Accounting for Income Taxes”, which requires the recognition of deferred tax assets or liabilities for the tax-effected temporary differences between the financial reporting and tax bases of our assets and liabilities, and for net operating loss and tax credit carry forwards. The tax expense or benefit for unusual items, prior year tax exposure items, or certain adjustments to valuation allowances are treated as discrete items in the interim period in which the events occur.

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

The revenue recognition from two other government contracts entered into April 2010 and December 2010, were based on the completion and acceptance of contractual milestones. All contractual milestones were completed in 2011.

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

Intangibles

As presented on the accompanying balance sheet, we had patents with a net book value of approximately $576,000 and $537,000 as of June 30, 2012 and December 31, 2011, respectively. There are many assumptions and estimates that may directly impact the results of impairment testing, including an estimate of future expected revenues, earnings and cash flows, and discount rates applied to such expected cash flows in order to estimate fair value. We have the ability to influence the outcome and ultimate results based on the assumptions and estimates we choose for testing. To mitigate undue influence, we set criteria that are reviewed and approved by various levels of management. The determination of whether or not intangible assets have become impaired involves a significant level of judgment in the assumptions. Changes in our strategy or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets.

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

Operations Review

Business Segments and Periods Presented

We have provided a discussion of our results of operations on a consolidated basis and have also provided certain detailed segment information for each of our business segments below for the three and six months ended June 30, 2012 and 2011, in order to provide a meaningful discussion of our business segments. We have organized our operations into two principal segments: Consulting and Nuclear Fuel Technology. We present our segment information along the same lines that our chief executives review our operating results in assessing performance and allocating resources.

BUSINESS SEGMENT RESULTS – THREE MONTHS ENDED JUNE 30, 2012 AND 2011

	Consulting		Technology		Corporate and		Total
					Eliminations
	2012	2011	2012	2011	2012	2011	2012	2011

Revenue	981,016	2,292,549	0	0	0	0	981,016	2,292,549

Segment Profit – Pre Tax	149,574	577,255	(518,360)	(539,155)	(946,150)	(1,200,032)	(1,314,936)	(1,161,932)

Total Assets	664,390	1,590,228	576,031	449,265	7,046,966	11,124,522	8,287,387	13,164,015

Property Additions	0	0	0	0	19,738	0	19,738	0

Interest Expense	0	0	0	0	0	0	0	0

Depreciation	0	0	0	0	7,237	6,617	7,237	6,617

BUSINESS SEGMENT RESULTS – SIX MONTHS ENDED JUNE 30, 2012 AND 2011

	Consulting		Technology		Corporate and		Total
					Eliminations
	2012	2011	2012	2011	2012	2011	2012	2011

Revenue	2,238,537	3,870,643	0	0	0	0	2,238,537	3,870,643

Segment Profit – Pre Tax	381,660	883,567	(1,015,068)	(1,125,795)	(1,478,061)	(2,558,443)	(2,111,470)	(2,800,671)

Total Assets	664,390	1,590,228	576,031	449,265	7,046,966	11,124,522	8,287,387	13,164,015

Property Additions	0	0	0	0	19,738	1,563	19,738	1,563

Interest Expense	0	0	0	0	0	0	0	0

Depreciation	0	0	0	0	14,517	13,914	14,517	13,914

Technology Business

Over the next 12 to 15 months, we expect to incur approximately $3-4 million in research and development expenses related to the development of our proprietary nuclear fuel designs, contingent upon execution of collaborative research and development agreements with Rosatom’s subsidiary companies and a US fuel fabrication partner. We spent approximately $0.5 million for research and development during each of the three months ended June 30, 2012 and 2011, and $1.0 million and $1.1 million during the six months ended June 30, 2012 and 2011, respectively.

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

Consulting Services Business

At the present time, substantially all of our revenue for the three and six months ended June 30, 2012 and 2011, from our consulting and strategic advisory services business segment is derived by offering services to governments outside of the U.S. planning to create or expand electricity generation capabilities using nuclear power plants. The fee type and structure that we offer for each client engagement is dependent on a number of variables, including the complexity of the services, the level of the opportunity for us to improve the client’s electricity generation capabilities using nuclear power plants, and other factors.

Consolidated Results of Operations – Three Months Ended June 30, 2012

The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Three Months Ended
	June 30,
	2012		2011

Consolidated Statements of Income Data:
Revenues	100%		100%
Costs and expenses:
Cost of revenues	62%		69%
Gross Profit	38%		31%
Research and development	53%		24%
General and administrative	127%		65%

Total costs and expenses	180%		89%

Loss from operations	(142%	)	(58%	)
Interest income and other, net	8%		6%

Loss before income taxes	(134%	)	(52%	)
Provision for income taxes	0%		0%

Net loss	(134%	)	(52%	)

Revenue

The following table presents our revenues, by business segment, for the periods presented (in millions):

	Three Months Ended
	June 30,
	2012	2011

Consulting Segment Revenues:
ENEC and FANR (UAE)	$1.0	$1.2
Other (GCC and other countries)	0.0	1.1

Total	1.0	2.3
Technology Segment Revenues	0.0	0.0

Total Revenues	$1.0	$2.3

The decrease in our revenues from 2011 to 2012 of $1.3 million resulted from the decrease in revenue we recognized for the work performed for our GCC contract in 2011, where we achieved our contractual milestones in the second quarter and recognized revenue of approximately $1.1 million under this contract. There was also a decrease in revenue of approximately $0.2 million from our ENEC and FANR projects. Our consulting projects with ENEC and FANR are being performed pursuant to ongoing requests to work on specific projects on a time and expense basis as needed. The future revenue to be earned and recognized under both the ENEC and FANR agreements will depend upon agreed upon work plans which can differ from the revenue amounts initially planned to be earned under these agreements. Our agreement with FANR was renewed in July 2012, and the termination date of this agreement is no longer in August 2013, but is now December 31, 2014. This termination date can be extended upon agreement by both parties.

We believe that in the second half of 2012, we may obtain contracts from other governments interested in deploying nuclear power in their countries, based on our commitment to providing consulting services that are relevant and objective in exploring the use of nuclear power, which in turn could increase our future consulting revenues.

See Note 1 and Note 3 of the Notes to our Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information about our revenue.

Costs and Expenses

The following table presents our cost of services provided, by business segment, for the periods presented (in millions):

	Three Months Ended June 30,
	2012	2011

Consulting	$0.6	$1.6
Technology	0.0	0.0
Total	$0.6	$1.6

Cost of Services Provided

These expenses related to the consulting, professional, administrative and other support costs allocated to our consulting projects, which were incurred to perform and support the work done for our consulting projects with our ENEC, FANR, GCC and other contracts. The billing rates to us from our consultants who provide services under our consulting contracts predominantly remained the same in 2012 and 2011. The decrease in the consulting costs of $1.0 million was primarily a result of the decrease in the work we performed for our consulting projects, as mentioned above in the revenue section.

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
	June 30,
	2012	2011

Research and development expenses	$0.5	$0.5

Research and development expenses consist mostly of compensation and related costs for personnel responsible for the research and development of our fuel. The total research and development expenses were approximately the same for both periods. Most of our research and development activities are conducted in Russia. We expense research and development costs as they are incurred.

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

General and Administrative Expenses

The following table presents our general and administrative expenses, (dollars in millions):

	Three Months Ended
	June 30,
	2012	2011

General and administrative expenses	$1.2	$1.5

General and administrative expenses consist mostly of compensation and related costs for personnel and facilities, stock-based compensation, finance, human resources, information technology, and fees for consulting and other professional services. Professional services are principally comprised of outside legal, audit, strategic advisory services and outsourcing services.

The general and administrative expenses decrease of approximately $0.3 million was mostly related to the reduction in consulting expenses of $0.2 million and the reduction in legal and professional fees of $0.2 million. These decreases were offset by an increase in payroll expenses and payroll benefits of approximately $0.1 million.

Other Income and (Expenses), Net

Interest income and other income and expenses, net, decreased by approximately $0.1 million for the three month periods ended June 30, 2012, as compared to June 30, 2011. This decrease is due to a decrease in investment income from our marketable securities.

Provision for Income Taxes

The following table presents our provision for income taxes. Our effective tax rate used for the periods presented is 40%.

	Three Months Ended
	June 30,
	2012	2011

Provision for income taxes	$0.0	$0.0

We incurred a net loss for both 2012 and 2011, and took a 100% valuation allowance against all deferred tax assets. Therefore we did not have a provision for taxes for both 2012 and 2011.

See Note 5 of the Notes to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding our Income Taxes.

Consolidated Results of Operations - Six Months Ended June 30, 2012

The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Six Months Ended
	June 30,
	2012		2011

Consolidated Statements of Income Data:
Revenues	100%		100%
Costs and expenses:
Cost of revenues	62%		69%
Gross Profit	38%		31%
Research and development	45%		29%
General and administrative	98%		81%

Total costs and expenses	143%		110%

Loss from operations	(105%	)	(79%	)
Interest income and other, net	10%		6%

Loss before income taxes	(95%	)	(73%	)
Provision for income taxes	0%		0%

Net loss	(95%	)	(73%	)

Revenue

The following table presents our revenues, by business segment, for the periods presented (in millions):

	Six Months Ended
	June 30,
	2012	2011

Consulting Segment Revenues:
ENEC and FANR (UAE)	$2.2	$2.8
Other (GCC and other countries)	0.0	1.1

Total	2.2	3.9
Technology Segment Revenues	0.0	0.0

Total Revenues	$2.2	$3.9

The decrease in our revenues from 2011 to 2012 of $1.7 million resulted from the decrease in revenue recognized for the work we performed for our GCC contract in 2011, where we achieved our contractual milestones and recognized revenue of $1.1 million. There was also a decrease in revenue of approximately $0.5 million from our ENEC and FANR projects. Our consulting projects with ENEC and FANR are being performed pursuant to ongoing requests to work on specific projects on a time and expense basis as needed. The future revenue to be earned and recognized under both the ENEC and FANR agreements will depend upon agreed upon work plans which can differ from the revenue amounts initially planned to be earned under these agreements.

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

Costs and Expenses

The following table presents our cost of services provided, by business segment, for the periods presented (in millions):

	Six Months Ended
	June 30,
	2012	2011

Consulting	$1.4	$2.7
Technology	0.0	0.0
Total	$1.4	$2.7

Cost of Services Provided

These expenses related to the consulting, professional, administrative and other support costs allocated to our consulting projects, which were incurred to perform and support the work done for our consulting projects with our ENEC and FANR contracts. The billing rates to us from our consultants who provide services under our consulting contracts predominantly remained the same in 2012 and 2011. The decrease in the consulting costs of approximately $1.3 million was primarily a result of the decrease in the work we performed for our consulting projects, as mentioned above in the revenue section.

If consulting revenues increase in future periods, we expect cost of services provided will increase in dollar amount and may increase as a percentage of revenues.

See Note 1 and Note 3 of the Notes to our Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information about our cost of services provided.

Research and Development

The following table presents our research and development expenses, (in millions):

	Six Months Ended
	June 30,
	2012	2011

Research and development expenses	$1.0	$1.1

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

General and Administrative Expenses

The following table presents our general and administrative expenses, (dollars in millions):

	Six Months Ended
	June 30,
	2012	2011

General and administrative expenses	$2.2	$3.1

General and administrative expenses consist mostly of compensation and related costs for personnel and facilities, stock-based compensation, finance, human resources, information technology, and fees for consulting and other professional services. Professional services are principally comprised of outside legal, audit, strategic advisory services and outsourcing services.

The general and administrative expenses decrease of $0.9 million was mostly related to the reduction in consulting expenses of $0.4 million, the reduction in legal and professional fees of $0.4 million, with the remainder due to general cost cutting measures.

Other Income and (Expenses), Net

Interest income and other income and expenses, net, remained primarily the same for the six month periods ended June 30, 2012, as compared to June 30, 2011.

Provision for Income Taxes

The following table presents our provision for income taxes. Our effective tax rate used for the periods presented is 40%.

	Six Months Ended
	June 30,
	2012	2011

Provision for income taxes	$0.0	$0.0

We incurred a net loss for both 2012 and 2011, and took a 100% valuation allowance against all deferred tax assets. Therefore we did not have a provision for taxes for both 2012 and 2011.

See Note 5 of the Notes to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding our Income Taxes.

Liquidity and Capital Resources

As of June 30, 2012, we had total cash and cash equivalents and restricted cash of approximately $1.4 million, and marketable securities of $5.0 million, totaling $6.4 million. See Note 1 of the Notes to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding our Marketable Securities. Our principal sources of liquidity are our cash and cash equivalents, marketable securities and the cash flow we receive from our consulting contracts. We believe that our sources of liquidity will be sufficient to satisfy our currently anticipated cash requirements through the next 12 months. Should we determine that additional financing is necessary, there are no assurances that we will be able to secure such financing at all or on terms favorable to us. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Report (dollars in millions):

Cash Flow

	June 30,
	2012	2011

Net cash provided by (used in) operating activities	$(3.0)	$(3.0)
Net cash provided by (used in) investing activities	$0.2	$1.9
Net cash provided by (used in) financing activities	$0.0	$0.0
Net cash inflow (outflow)	$(2.8)	$(1.1)

Operating Activities

Cash used in operating activities in the six months ended June 30, 2012, consists of net loss adjusted for certain non-cash expense items, such as depreciation and amortization and stock-based compensation expense, as well as the effect of changes in working capital and other activities. Cash used by operating activities in the six months ended June 30, 2012, was approximately $3 million, which consisted of a net loss of $2.1 million, adjustments for non-cash expense items of $0.5 million and cash used in working capital and other activities of $1.4 million. Adjustments for non-cash expense items primarily consisted of $0.6 million of stock-based compensation expense and unrealized loss (gain) in marketable securities of ($0.1) million. In addition, the decrease in cash from changes in working capital activities primarily consisted of a decrease in accrued expenses and accounts payable of $0.8 million, primarily as a result of accrued payroll liabilities and other expenses accrued for the year ended December 31, 2011, and paid in 2012, an increase in prepaid expenses and other assets of $0.2 million, and an increase in Accounts Receivable of $0.4 million. While we continue to receive payments on all our outstanding accounts receivables, a decrease in cash receipts from our future billings may continue, which could impact cash provided by operating activities in future periods.

Cash used in operating activities in the six months ended June 30, 2011, consists of net loss adjusted for certain non-cash expense items, such as depreciation and amortization and stock-based compensation expense, as well as the effect of changes in working capital and other activities. Cash used by operating activities in the six months ended June 30, 2011, was approximately $3 million, which consisted of a net loss of $2.8 million, adjustments for non-cash expense items of $0.7 million and cash used in working capital and other activities of $0.9 million. Adjustments for non-cash expense items primarily consisted of $0.8 million of stock-based compensation expense and unrealized loss (gain) in marketable securities of ($0.1) million. In addition, the decrease in cash from changes in working capital activities primarily consisted of a decrease in accrued expenses and accounts payable of $0.6 million, primarily as a result of accrued payroll liabilities and other expenses accrued for the year ended December 31, 2010, and paid in 2011, an increase in prepaid expenses and other assets of $0.5 million, and an increase in Accounts Receivable of $0.3 million. These increases in cash flow used in operations were partially offset by an increase in deferred revenue of $0.5 million.

Investing Activities

Net cash provided by our investing activities for the six months ended June 30, 2012, as compared to net cash provided by our investing activities for the six months ended June 30, 2011, decreased by approximately $1.7 million. Such decrease in funds provided by our investing activities was due to the decrease in the net proceeds from the sale and purchase of our marketable securities to fund our operating activities. We also used approximately the same amount of cash for both periods to file for new patent applications. These patent applications are filed for the new developments resulting from our research and development activities in our technology business segment. We anticipate these patent costs to increase in the future periods due to the research and development work we plan to perform on our all-metal fuel design.

Financing Activities

Net cash used in our financing activities for the three months ended June 30, 2012, as compared to the six months ended June 30, 2011, remained primarily the same for both periods.

We anticipate entering into other consulting and technology agreements with our existing and new potential clients that will generate additional revenues for us in 2012 and beyond. If we do not enter into any new agreements, we anticipate that our cash position will meet our working capital needs to sustain our current operations at their current operating levels for the next 12 months. In support of our business plan regarding our research and development activities for developing our fuel designs, we will need to raise additional capital in 2012 or 2013 by way of an offering of equity securities, an offering of debt securities, a financing through a bank, a strategic alliance with another entity, or a combination thereof. We may also need to raise additional capital sooner if the consulting business segment becomes non-sustaining. Currently, we are working on revenue opportunities with the overall goal of increasing our profitability and cash flow.

In support of our long-term business plan with respect to our fuel technology business, we endeavor to create strategic alliances with major fuel vendors, fuel fabricators and/or other strategic parties during the next three years, to support the remaining research and development activities required to further enhance and complete the development of our fuel products to a commercial stage. We may be unable to form such strategic alliances on terms acceptable to us or at all. Our total current average operating expenses, excluding the approximately $3-4 million of outside consulting research and development expenses we expect to incur over the next 12-15 months, is approximately $1.0 million per month.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of June 30, 2012, and was effective during the entire quarter ended June 30, 2012.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

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

Prior to 2008, we were a development stage company. We have commenced the provision of nuclear consulting services and currently have only a limited number of clients in this area of our business. Similarly, our fuel design patents and technology have not been commercially used and we have not received any royalty or sales revenue from this area of our business. We are subject to the risks, expenses and problems frequently encountered by companies in the early stages of development.

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

Existing commercial nuclear infrastructure, including conversion facilities, enrichment facilities, fabrication facilities, fuel storage facilities, fuel handling procedures, fuel operation at reactor sites, used fuel storage facilities and shipping containers, were designed and are currently licensed to handle uranium enrichment up to 5%. Our fuel designs are expected to have enrichment levels up to 19.7% and would therefore require certain modifications to existing commercial nuclear infrastructure to enable commercial nuclear facilities to handle our fuels. Those nuclear facilities will need to go through a regulatory licensing process and obtain regulatory approvals to be able to handle uranium with enrichment levels up to 19.7% and operate commercial reactors using our fuel. There is a risk that some relevant entities within the nuclear power industry may be slow in making any required facility infrastructure modifications or obtaining required licenses or approvals to handle our fuel or operate commercial reactors using our fuel. There is also a political risk associated with negative perception in certain news media and among some nuclear critics of uranium enrichments greater than 5% that could potentially delay or hinder regulatory approval of our nuclear fuel designs.

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

Work on finite aspects and/or testing of some subject matter disclosed in our 2007 and 2008 Russian PCT patent applications was done under a government contract with the DOE. If the DOE asserted that an invention claimed in the 2007 and/or 2008 Russian PCT applications was first conceived or actually reduced to practice under such a contract, and a U.S. court agreed, the DOE could gain an ownership interest in such an invention outside of the Russian Federation and our intellectual property rights in that claimed invention would become compromised and our business model may then fail or be significantly impeded.

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

On June 14, 2012, we issued 855 restricted common shares for total proceeds of $1,733, to a shareholder whose 855 shares were being held by our transfer agent but were subsequently escheated from the transfer agent by the State of Nevada and sold by Nevada for $1,733. The State of Nevada returned the total proceeds they received from the sale of the 855 shares back to us and after receiving these proceeds, we issued the 855 restricted common shares back to the shareholder.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the fiscal quarter ended June 30, 2012.

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

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Accounting Officer
32	Section 1350 Certifications
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: August 3, 2012

LIGHTBRIDGE CORPORATION

By: /s/ Seth Grae
-----------------------------------------
Name: Seth Grae
Title: President, Chief Executive Officer and Director
(Principal Executive Officer)

By: /s/ James Guerra
-----------------------------------------
Name: James Guerra
Title: Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Accounting Officer
32	Section 1350 Certifications
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.