Form 10-Q
period 2012-09-30
LIGHTBRIDGE Corp
filed 2012-11-09
CIK 1084554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission File Number:001-34487

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

Large Accelerated Filer [ ] Non-Accelerated Filer [ ]	Accelerated Filer [ ]
Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]                                          No [X]

The number of shares outstanding of each of the issuer’s classes of common equity, as of October 22, 2012 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	12,524,716

LIGHTBRIDGE CORPORATION
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

PART I—FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Lightbridge Corporation
Condensed Consolidated Balance Sheets

	September
	30,
	2012	December 31,
	(Unaudited)	2011
ASSETS

Current Assets
Cash and cash equivalents	$569,460	$3,569,098
Marketable securities	4,532,864	5,146,823
Restricted cash	553,268	551,883
Accounts receivable - project revenue and reimbursable project costs	420,540	277,211
Prepaid expenses & other current assets	666,487	269,697
Total Current Assets	6,742,619	9,814,712
Property Plant and Equipment – net	43,030	46,514
Other Assets
Patent costs – net	580,577	537,075
Security deposits	40,162	120,486
Total Other Assets	620,739	657,561
Total Assets	$7,406,388	$10,518,787

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,094,355	$1,680,433
Total Current Liabilities	1,094,355	1,680,433

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.001 par value, 50,000,000 authorized shares, no shares issued and outstanding	-	-
Common stock, $0.001par value, 500,000,000 authorized, 12,539,162 shares issued, 12,523,872 shares outstanding and 12,476,414 shares issued, 12,427,220 shares outstanding at September 30, 2012 and December 31, 2011, respectively	12,524	12,427
Additional paid in capital - stock and stock equivalents	71,811,275	70,946,951
Deficit	(65,514,891)	(62,155,774)
Common stock reserved for issuance, 1,524 shares and 17,120 shares at September 30, 2012 and December 31, 2011, respectively	3,125	34,750
Total Stockholders' Equity	6,312,033	8,838,354
Total Liabilities and Stockholders' Equity	$7,406,388	$10,518,787

The accompanying notes are an integral part of these condensed consolidated financial statements

Lightbridge Corporation
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue:

Consulting Revenue	$591,355	$1,652,538	$2,829,893	$5,523,181

Cost of Consulting Services Provided	370,415	848,065	1,747,880	3,516,708

Gross Margin	220,940	804,473	1,082,013	2,006,473

Operating Expenses
General and administrative	1,082,644	1,438,660	3,274,240	4,559,317
Research and development expenses	542,664	591,089	1,557,732	1,716,884
Total Operating Expenses	1,625,308	2,029,749	4,831,972	6,276,201

Operating Loss	(1,404,368)	(1,225,276)	(3,749,959)	(4,269,728)

Other Income and (Expenses)
Investment income	153,462	73,145	386,530	319,445
Other income (expenses)	3,258	(16,654)	4,312	(19,173)
Total Other Income and Expenses	156,720	56,491	390,842	300,272

Net loss before income taxes	(1,247,648)	(1,168,785)	(3,359,117)	(3,969,456)

Income taxes	0	0	0	0

Net loss	$(1,247,648)	$(1,168,785)	$(3,359,117)	$(3,969,456)

Net Loss Per Common Share, Basic and diluted	$(0.10)	$(0.09)	$(0.27)	$(0.32)
Weighted Average Number of shares outstanding	12,514,036	12,364,628	12,479,659	12,360,312

The accompanying notes are an integral part of these condensed consolidated financial statements

Lightbridge Corporation
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2012	2011
Operating Activities:
Net Loss	$(3,359,117)	$(3,969,456)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock based compensation	831,063	1,147,669
Depreciation and amortization	21,584	19,515
Unrealized (gains) loss on marketable securities	(141,893)	(108,226)
Changes in non-cash operating working capital items:
Accounts receivable - fees and reimbursable project costs	(143,329)	153,067
Prepaid expenses and other assets	(316,466)	(31,164)
Accounts payable, accrued liabilities and other current liabilities	(586,078)	(663,489)
Deferred revenue	0	(98,110)
Net Cash Used In Operating Activities	(3,694,236)	(3,550,194)

Investing Activities:
Proceeds from the sale of marketable securities	997,926	10,569,583
Purchase of marketable securities	(242,074)	0
Purchase of property and equipment	(18,100)	(1,228)
Patent costs	(43,502)	(105,674)
Net Cash Provided By (Used In) Investing Activities	694,250	10,462,681

Financing Activities:
Proceeds from the issuance of common stock	1,733	0
Restricted cash	(1,385)	(1,324)
Net Cash Provided by (Used In) Financing Activities	348	(1,324)

Net Increase (Decrease) In Cash and Cash Equivalents	(2,999,638)	6,911,163

Cash and Cash Equivalents, Beginning of Period	3,569,098	2,373,421

Cash and Cash Equivalents, End of Period	$569,460	$9,284,584

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year:
Interest paid	$0	$0
Income taxes paid	$0	$0

Non-Cash Financing Activity:
Grant of Common Stock for Payment of Accrued Liabilities	$0	$70,000

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three month and nine month periods have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms "Company", "we", "us" or "our" mean Lightbridge Corporation and all entities included in our consolidated financial statements.

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

Technology Business Segment

Our primary business segment, based on future revenue potential, is to develop innovative, proprietary nuclear fuel designs which we expect will significantly enhance the nuclear power industry’s economics and increase power output by: 1) extending the fuel cycle to 24 months while simultaneously increasing the power output by up to 17% in existing pressurized water reactors (PWR’s”), including Westinghouse 4-loop reactors, which are currently limited to an 18-month fuel cycle; 2) enabling increased reactor power output (up to 30% increase) without changing the core size in new-build PWRs; and 3) improving the back-end of the fuel cycle related to the volume of used fuel per kilowatt-hour as well as non-proliferation of weapons-usable materials. There are significant technology synergies among our primary fuel products due to utilization of the proprietary metallic fuel rod technology that is at the core of each of them. As a result, once completed, full-scale demonstration and qualification of the metallic fuel rod technology will simultaneously advance all of our product families currently under development.

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

All significant intercompany transactions and balances have been eliminated in consolidation. We formed a branch office in the United Kingdom in 2008 called Lightbridge Advisors Limited, which is wholly-owned by Lightbridge International Holding, LLC. We also established a branch office in Moscow, Russia, established in July 2009.

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

Concentrations

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, marketable securities and accounts receivable. Cash equivalents and marketable securities consist of money market funds and mutual bond funds held with one major financial institution with a high credit standing. The underlying fixed-income investments of the money market and bond mutual funds are either United States Treasury securities or represent a diversified portfolio of investments. Accounts receivable are typically unsecured and are derived from revenues earned from customers located around the world. In 2012 and 2011, we generated approximately all of our revenues from customers based outside the U.S., with our customers located in the Middle East. We perform ongoing evaluations to determine customer credit and we limit the amount of credit we extend, but generally we do not require collateral from our customers. We maintain reserves for estimated credit losses however no reserve has been set up for 2012 and 2011, as we have not incurred any credit losses from our customers, to date. Substantially all of our consulting revenues are from the FANR and ENEC contracts for the three months and nine months ended September 30, 2012.

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

Stock-Based Compensation

The stock-based compensation expense incurred by Lightbridge for employees and directors in connection with its stock option plan is based on the employee model of ASC 718, and the fair market value of the options is measured at the grant date. Under ASC 718 employee is defined as “An individual over whom the grantor of a share-based compensation award exercises or has the right to exercise sufficient control to establish an employer-employee relationship based on common law as illustrated in case law and currently under U.S.“tax regulations”. Our advisory board members and consultants do not meet the employer-employee relationship as defined by the IRS and therefore are accounted for under ASC 505-50.

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

For the three months ended September 30, 2012 and 2011, we recognized stock-based compensation of approximately $0.2 million and $0.4 million respectively and for the nine months ended September 30, 2012 and 2011, we recognized stock-based compensation of approximately $0.8 million and $1.1 million, respectively. Related income tax benefits were not recognized, as we incurred a tax loss for both years.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximate fair value because of their generally short maturities. We carry marketable securities at fair value.

Cash and Cash Equivalents, Restricted Cash and Marketable Securities

We invest our excess cash in money market mutual funds, and mutual bond funds. We classify all highly liquid investments with stated maturities of three months or less from date of purchase as cash equivalents and all highly liquid investments with stated maturities of greater than three months as marketable securities. We hold cash balances in excess of the federally insured limits of $250,000 with two prominent financial institutions. We deem this credit risk not to be significant as our cash is held by major prominent financial institutions. Total cash and cash equivalents held in checking accounts and a money market core cash account, as reported on the accompanying consolidated balance sheets, totaled approximately $0.6 million and $3.6 million at September 30, 2012 and December 31, 2011, respectively.

Restricted cash represents cash being held by one prominent financial institution that is being used as collateral for our corporate credit cards and our letters of credit issued to some of our customers. There was approximately $11,000 of outstanding letters of credit as of September 30. The total balance of our restricted cash at September 30, 2012 and December 31, 2011, was approximately $0.6 million.

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

The total quoted fair value of our marketable securities at September 30, 2012, was approximately $4.5 million. This amount was held in the following mutual funds: (1) Doubleline Total Return Bond Fund (Symbol - DLTNX) -$1.0 million; (2) Vanguard Wellesley Income Fund (Symbol -VWINX) - $1.0 million; (3) Vanguard High Yield Corp Investor Fund (Symbol -VWEHX) - $1.1 million; (4) Vanguard GNMA Investor Fund (Symbol -VFIIX) - $0.7 million and (5) Vanguard Short Term Investment Grade Investor (Symbol -VGSTX) - $0.7 million. The cost basis of these above investments was approximately $4.3 million.

The total quoted fair value of our marketable securities at December 31, 2011, was approximately $5.2 million. This amount was held in the following mutual funds: (1) Doubleline Total Return Bond Fund (Symbol - DLTNX) -$1.0 million; (2) Vanguard Wellesley Income Fund (Symbol -VWINX) - $1.3 million; (3) Vanguard High Yield Corp Investor Fund (Symbol -VWEHX) - $1.3 million; (4) Vanguard GNMA Investor Fund (Symbol -VFIIX) - $0.8 million and (5) Vanguard Short Term Investment Grade Investor (Symbol -VGSTX) - $0.8 million. The cost basis of these above investments was approximately $5.1 million.

The amount recorded as unrealized gain (loss), realized capital gain or loss, interest and dividends received, as reported to us from the financial institutions in which they were reinvested, and that we reported under the caption of investment income in the accompanying consolidated statement of operations, totaled approximately $0.2 million and $0.1 million for each of the three month periods ended September 30, 2012 and 2011, and approximately $0.4 million and $0.3 million for each of the nine months ended September 30, 2012 and 2011. We elected the fair value option permitted under FASB ASC 825 to report the unrealized gains and losses from our marketable securities in our accompanying consolidated statement of operations instead of other comprehensive income and loss. Management believes the fair value option provides a better indication of the Company’s performance.

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

The Company adopted the ASC accounting pronouncement “Accounting for Uncertainty in Income Taxes”. This pronouncement provides guidance for recognizing and measuring uncertain tax positions, as defined in the FASB accounting pronouncement “Accounting for Income Taxes”. This pronouncement prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements. This pronouncement also provides accounting guidance on derecognizing, classification and disclosure of these uncertain tax positions. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company has not recognized any interest and penalties in 2012 or 2011.

Research, Development and Related Expenses

These costs from our Technology business segment are charged to operations in the year incurred and are shown on a separate line on the accompanying Consolidated Statement of Operations. Research and development and related expenses totaled approximately $0.5 million and $0.6 million for the three month periods ended September 30, 2012 and 2011, and $1.6 million and $1.7 million for the nine months ended September 30, 2012 and 2011, respectively.

Segment Reporting

We use the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by our chief decision makers for making operating decisions and assessing performance, as the source for determining our reportable segments. We have determined that we have two operating segments as defined by the FASB accounting pronouncement, “ Disclosures about Segments of an Enterprise and Related Information ”. As discussed above, our two reporting business segments are our technology business and our consulting services business.

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

In September 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill and other intangible assets such as patents for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.

Note 2. Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the reporting period, except that it does not include unvested common shares subject to repurchase or cancellation. Diluted net income per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the reporting period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, warrants, restricted shares, and unvested common shares subject to repurchase or cancellation. The dilutive effect of outstanding stock options, restricted shares, restricted stock units, and warrants is not reflected in diluted earnings per share because we incurred net losses for the three and nine months ended September 30, 2012 and 2011, and the effect of including these potential common shares in the diluted earnings per share calculations would be anti-dilutive and are therefore not included in the calculations.

Note 3. Accounts Receivable – Project Revenue and Project Costs

ENEC and FANR Projects

The total accounts receivable from the ENEC and FANR contracts was approximately $0.3 million at September 30, 2012 and December 31, 2011. These amounts due from ENEC and FANR represent approximately 86% and 100% of the total accounts receivable reported of approximately $0.4 million and $0.3 million at September 30, 2012 and December 31, 2011, respectively.

Total unbilled accounts receivable included in the accompanying consolidated balance sheets and reported in accounts receivable of approximately $0.2 million at September 30, 2012 and December 31, 2011 is for work that was billed to our clients in October 2012 and January 2012, respectively. Foreign currency transaction exchange gains (losses) were not material for the three and nine months ended September 30, 2012 and 2011, respectively, which is reported in the caption “other income and expenses” on the accompanying consolidated statement of operations. Translation gains and losses for the three and nine months ended September 30, 2012 and 2011 were also not material.

Travel costs and other reimbursable costs under these contracts are reported in the accompanying statement of operations as both revenue and cost of consulting services provided, and totaled approximately $0.1 million for the three month periods ended September 30, 2012 and 2011, and approximately $0.4 million for the nine month periods ended September 30, 2012 and 2011. The total travel and other reimbursable expenses that have not been reimbursed to us and are included in total accounts receivable reported above from our consulting contracts were approximately $0.1 million at September 30, 2012 and December 31, 2011.

We expect to continue to provide strategic advisory services to ENEC and FANR during the term of these consulting agreements and we also expect the variation of revenue we earn from these contracts to continue. Under these agreements, revenue will be recognized on a time and expense basis. We periodically discuss our consulting work with ENEC and FANR, who review the work we perform and our reimbursable travel expenses, and accept our monthly invoicing for services and reimbursable expenses.

Note 4. Accounts Payable and Accrued Liabilities

Accounts payable and accrued expenses consisted of the following:

	2012	2011

Trade payables	$137,626	$148,194
Accrued expenses and other	271,444	587,533
Accrued payroll liabilities	685,285	944,706

Total	$1,094,355	$1,680,433

Note 5. Income Taxes

Our tax provision is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2012 and 2011 annual effective tax rate is estimated to be a combined 40% for the U.S. federal and state statutory tax rate. We review tax uncertainties in light of changing facts and circumstances and adjust them accordingly. As of September 30, 2012 and December 31, 2011, there were no tax contingencies recorded.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting, and the amounts recognized for income tax purposes. The significant components of deferred tax assets (at a 40% effective tax rate) as of September 30, 2012 and December 31, 2011, respectively, are as follows:

Deferred Tax Assets

	Total	Total	Deferred Tax Asset
	2012	2011	2012	2011

Capitalized start-up costs	$5,205,705	$5,589,739	$2,082,282	$2,235,896
Stock-based compensation	22,149,391	21,070,686	8,859,756	8,428,274
Net operating loss carry-forward	33,584,240	30,463,782	13,433,696	12,185,513
Less: valuation allowance	(60,939,336)	(57,124,207)	(24,375,734)	(22,849,683)

	$-	$-	$-	$-

We have a net operating loss carry-forward for federal and state tax purposes of approximately $33.6 million at September 30, 2012, that is available to offset future taxable income, which will begin to expire in the year 2021. For financial reporting purposes, no deferred tax asset was recognized because at September 30, 2012 and December 31, 2011, management estimates that it is more likely than not that substantially all of the net operating losses will expire unused. As a result, the amount of the deferred tax assets considered realizable was reduced 100% by a valuation allowance. The change in the valuation allowance was approximately $0.6 million for the three months ended September 30, 2012 and 2011 and was approximately $1.6 million for the nine month periods ended September 30, 2012 and 2011. Many of the Company’s operating expenses in its 2007 and 2006 tax years were classified under the Internal Revenue Code as capitalized “Startup Costs”, which did not begin to be deductible for tax purposes until 2008. The Company files a consolidated tax return with its subsidiaries. The Company is no longer subject to U.S. federal, state, or non-U.S. income tax examinations by tax authorities for tax years before 2009.

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

Operating Leases

We entered into an agreement to lease new office space under the terms of a sublease with a term of 65 months commencing August 1, 2008. Under the terms of the sublease, the lease payments are inclusive of pass-through costs. We are not charged additional amounts for real estate taxes and standard operating expenses. We paid the security deposit related to this sublease agreement in the amount of approximately $120,000 (security deposit balance approximately $80,000 at September 30, 2012). We pay monthly rental fees in the amount of approximately $43,000 in accordance with the sublease agreement plus parking fees, and rent payments increase by a factor of 4% each year thereafter. The monthly straight-line rental expense from August 1, 2008 to December 1, 2013, is approximately $45,000. As a result of the straight-line rent calculation generated by the one free rent period and rent escalation, we have recorded in accrued liabilities a deferred rent credit of approximately $59,000 and $70,000 at September 30, 2012 and December 31, 2011, respectively. Total rent expense was approximately $0.2 million for each of the three month periods ended September 30, 2012 and 2011, and $0.6 million for each of the nine month periods ended September 30, 2012 and 2011.

Estimated annual minimum rental payments under our operating leases are as follows:

Total
Year ending - December 31, 2012	$586,136
Year ending - December 31, 2013	609,016
Total minimum lease payments	$1,195,152

Note 7. Research and Development Costs

Research and Development Costs

Research and development costs, included in the accompanying consolidated statement of operations amounted to approximately $0.5 million and $0.6 million for the three month periods ended September 30, 2012 and 2011, and was $1.6 million and $1.7 million for the nine months ended September 30, 2012 and 2011, respectively.

On September 19, 2012, Lightbridge issued Task Order No. 1 (the “TO”) under our Master Research Services Agreement with Texas A&M University. The scope of the TO includes certain neutronic modeling work to be performed by Texas A&M University for Lightbridge. The results of this work will be used to enhance our neutronic modeling capability using industry standard computer codes. All of the work under this TO is expected to be completed by March 1, 2013. The TO has a fixed total price of $46,666, of which $23,333 is due upon execution of the TO and receipt of invoice, $11,667 due on December 15, 2012, and the remaining $11,666 due the later of March 1, 2013 or delivery of the final report.

In addition, we have consulting agreements with several consultants working on various projects for us, which total approximately $10,000 per month.

Note 8. Stockholders’ Equity

At September 30, 2012, there are 500,000,000 shares of authorized common stock. Total common stock outstanding at September 30, 2012 and December 31, 2011, was 12,523,872 and 12,427,220 shares, respectively. At September 30, 2012, there were 1,524 shares reserved for future issuance, 1,034,996 stock warrants, 1,639,842 stock options outstanding and 43,876 total unvested shares of restricted stock (of which 15,290 shares of unvested restricted stock were issued but not vested and therefore not considered in our total outstanding shares on the accompanying balance sheet), all totaling 15,244,110 of total stock and stock equivalents outstanding at September 30, 2012.

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

Total stock options outstanding at September 30, 2012 and December 31, 2011, were 1,639,842 and 1,674,065, respectively of which 1,520,793 and 1,345,541 of these options were vested at September 30, 2012 and December 31, 2011, respectively. Stock option expense was approximately $0.1 million and $0.2 million for the three months ended September, 2012 and 2011, respectively, and $0.6 million and $0.8 million for the nine months ended September 30, 2012 and 2011, respectively.

Stock option transactions to the employees, directors, advisory board members and consultants are summarized as follows for the nine months ended September 30, 2012 and the year ended December 31, 2011:

	2012	2011

Beginning of the period	1,674,065	1,772,348
Granted	--	87,887
Exercised	--	--
Forfeited	(167)	(2,833)
Expired	(34,056)	(183,337)

End of period	1,639,842	1,674,065
Options exercisable	1,520,793	1,345,541

The above table includes options issued and outstanding as of September 30, 2012, as follows:

i)	A total of 273,536 non-qualified 5-10 year options have been issued, and are outstanding, to advisory board members at exercise prices of $4.50 to $14.40 per share.

ii)

A total of 1,136,748 non-qualified 8-10 year options have been issued, and are outstanding, to our directors, officers and employees at exercise prices of $5.42 to $23.85 per share. From this total, 665,088 options are outstanding to the Chief Executive Officer who is also a director, with remaining contractual lives of 3.18 – 8.47 years. All other options issued to directors, officers and employees have a remaining contractual life ranging from 3.18 years to 8.53 years.

iii)	A total of 229,558 non-qualified 8-10 year options have been issued, and are outstanding, to our consultants at exercise prices of $5.70 to $19.20 per share.

The following table provides certain information with respect to the above-referenced stock options that are outstanding and exercisable at September 30, 2012:

	Stock Options Outstanding		Stock Options Vested
	Weighted
	Average			Weighted
	Remaining			Average
	Contractual Life	Number of	Number of	Exercise
	- Years	Awards	Awards	Price
Exercise Prices
$4.50 - $8.70	6.52	844,801	725,752	$6.27
$9.00 - $12.90	5.20	130,037	130,037	$10.46
$13.50-$18.90	3.56	358,336	358,336	$14.17
$19.20-$23.85	2.90	306,668	306,668	$22.84
Total	5.09	1,639,842,	1,520,793	$11.83

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

The aggregate intrinsic value of stock options outstanding at September 30, 2012 and December 31, 2011, was $0, all of which related to vested awards. Intrinsic value is calculated based on the difference between the exercise price of the underlying awards and the quoted price of our common stock as of the reporting date ($2.02 and $2.04 per share as of the close on September 30, 2012 and December 31, 2011, respectively).

Restricted Stock Award Activity

The following summarizes our restricted stock unit activity:

		Weighted
		Average
		Grant
	Number of	Date Fair
	Units	Value
Total awards outstanding at December 31, 2011	120,021	$6.14
Units granted
Units vested	(76,145)	$5.95
Units Cancelled/Forfeited	-
Total awards outstanding at September 30, 2012	43,876	$6.48
Total units vested	-
Total units non-vested	43,876	$6.48
Total units outstanding at September 30, 2012	43,876	$6.48

Scheduled vesting for outstanding restricted stock units at September 30, 2012 is as follows:

	Year Ended
	December 31,
	2012	2013	2014	2015	Thereafter	Total

Scheduled vesting—restricted stock units	844	28,739	14,293	--	--	43,876

As of September 30, 2012 and December 31, 2011, there was $0.2 million and $0.4 million of net unrecognized compensation cost related to unvested restricted stock-based compensation arrangements, respectively. This compensation is recognized on a straight line basis resulting in approximately $0.1 million of the compensation expected to be expensed in the next twelve months, and the total unrecognized has a weighted average recognition period of 1.2 years.

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

There were no stock options granted for the nine months ended September 30, 2012. Assumptions used in the Black Scholes option-pricing model for the year ended December 31, 2011 were as follows:

December 31, 2011

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

During the three months ended September 30, 2012 and 2011, approximately $0.2 million and $0.4 million was recorded as total stock-based compensation for each period, respectively, and for the nine months ended September 30, 2012 and 2011, approximately $0.8 million and $1.1 million was recorded as total stock-based compensation for each period, respectively. Stock-based compensation expense is recorded under the caption general and administrative expenses in the accompanying consolidated statement of operations.

Common Stock reserved for Future Issuance

Common stock reserved for future issuance at September 30, 2012, consists of:

	Shares of
	Common
	Stock	Amount

Stock-based compensation	1,524	$3,125

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

The Company evaluates performance based on several factors, of which achievement of strategic goals toward future profitability and business segment income before taxes are the primary measures. The following tables show the operations of the Company’s reportable business segments for the three and nine months ended September 30, 2012 and 2011.

BUSINESS SEGMENT RESULTS – THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

					Corporate and
	Consulting		Technology		Eliminations		Total
	2012	2011	2012	2011	2012	2011	2012	2011
Revenue	591,355	1,652,538	0	0	0	0	591,355	1,652,538
Segment Profit – Pre Tax	5,532	530,949	(542,664)	(591,089)	(710,516)	(1,108,645)	(1,247,648)	(1,168,785)
Total Assets	420,540	837,496	580,577	482,936	6,405,271	10,406,994	7,406,388	11,727,426
Property Additions	0	0	0	0	0	1,228	0	1,228
Interest Expense	0	0	0	0	0	112	0	112
Depreciation	0	0	0	0	7,068	5,601	7,068	5,601

BUSINESS SEGMENT RESULTS – NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

					Corporate and
	Consulting		Technology		Eliminations		Total
	2012	2011	2012	2011	2012	2011	2012	2011
Revenue	2,829,893	5,523,181	0	0	0	0	2,829,893	5,523,181
Segment Profit – Pre Tax	387,192	1,414,515	(1,557,732)	(1,716,884)	(2,188,581)	(3,667,087)	(3,359,117)	(3,969,456)
Total Assets	420,540	837,496	580,577	482,936	6,405,271	10,406,994	7,406,388	11,727,426
Property Additions	0	0	0	0	18,100	1,228	18,100	1,228
Interest Expense	0	0	0	0	0	1,350	0	1,350
Depreciation	0	0	0	0	21,584	19,515	21,584	19,515

Note 10. Subsequent Events

The Company has implemented the most recent FASB accounting pronouncement for reporting subsequent events. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the consolidated financial statements are issued. The adoption of this accounting pronouncement did not impact our financial position or results of operations. The Company evaluated all events or transactions that occurred after September 30, 2012, up through the date these consolidated financial statements were issued.

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

Our Nuclear Fuel Technology Business Segment

We are developing innovative, proprietary nuclear fuel designs that can significantly enhance the nuclear power industry’s economics and increase power output by: 1) Extending the fuel cycle to 24 months while simultaneously providing an increase in power output of up to 17% in existing pressurized water reactors (including Westinghouse 4-loop reactors, which are currently limited to an 18-month fuel cycle); 2) Enabling increased reactor power output (up to 30% increase) without changing the core size in new build PWRs; and 3) Improving the back-end of the fuel cycle related to the volume of used fuel per kilowatt-hour as well as proliferation of weapons-usable materials.

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

Consulting Business Segment

Through our consulting and strategic advisory business, we are engaged in the business of assisting commercial and governmental entities with developing and expanding their nuclear industry capabilities and infrastructure. We provide integrated strategic advice across a range of expertise areas including, for example, regulatory development, nuclear reactor site selection, procurement and deployment, reactor and fuel technology, international relations and regulatory affairs. Our consulting services are expert and relationship based, with particular emphasis on key decision makers in senior positions within governments or companies, as well as focus on overall management of nuclear energy programs. To date, substantially all of our revenues are derived from our consulting and strategic advisory services business segment, which primarily provides nuclear consulting services to entities within the United Arab Emirates, our first significant consulting and strategic advisory client. In April 2010 we began to provide consulting services to Kuwait. In December 2010, we expanded services to the member states of the Gulf Cooperation Council (The GCC, a political and economic union that comprises the Gulf States of the Kingdom of Bahrain, State of Kuwait, Sultanate of Oman, State of Qatar, Kingdom of Saudi Arabia and United Arab Emirates). We have also provided nuclear safety consulting advice to U.S. nuclear utilities.

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

CURRENT STATUS

Key Fuel Developments over the Past Quarter

The Company has made progress against its technology development roadmap in the 3rd quarter of 2012, including the following developments:

  Lightbridge was notified by the US Department of Energy (DOE) that Rosatom had provided non-proliferation assurances to DOE that will become effective upon entry into an agreement between Lightbridge and Rosatom entities. We understand this is the last key step of the Part 810 export authorization review process prior to approval by DOE.

  Secured final approval from the Russian fuel fabricator TVEL relating to fabrication of Lightbridge-designed metallic fuel samples for irradiation testing in the MIR research reactor in Dimitrovgrad, Russia, and the Advanced Test Reactor (ATR) at Idaho National Laboratory in the United States. As part of this process, TVEL has finalized the composition of the Russian team designating the Joint Stock Company “A.A. Bochvar High-technology Research Institute of Inorganic Materials” (Bochvar Institute) as the project integrator and MSZ Electrostal fabrication plant as the fabrication facility where our fuel samples will be fabricated. Lightbridge is currently in advanced stages of contract negotiations with Bochvar Institute that are expected to be completed in the next few months;

  Continued discussions with Dimitrovgrad test facility for preliminary planning of loop irradiations of Lightbridge- designed metallic fuel samples in the MIR research reactor. These irradiations will be performed under prototypic PWR operating conditions and will provide data necessary for regulatory licensing of the Lightbridge-designed lead test assemblies for demonstration in a commercial PWR. Irradiated samples from this loop irradiation program at MIR will also be used for additional out-of-reactor tests to demonstrate the metallic fuel’s behavior during severe accident scenarios and provide quantitative verification of the safety benefits of the Lightbridge- designed fuel. The loop irradiation program is expected to begin in 2013;

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

  Continued negotiations with a U.S. fuel fabrication partner relating to metal fuel fabrication process development and demonstration work in the United States. We are hopeful for negotiations to conclude in late 2012-early 2013.

Research and Development Project Schedule

We currently anticipate that we, working in collaboration with our development partners/vendors and contingent upon execution of collaborative research and development agreements with them, will be able to:

  demonstrate the full-scale fabrication process for our metallic fuel rods in 2013-2014;

  perform in-reactor and out-of-reactor experiments in 2013-2016;

  develop analytical models in 2012-2016 for our metallic fuel technology that can be used for regulatory licensing; and

  begin lead test assembly (LTA) operation in a full-size commercial light water reactor in 2017-2018, which involves testing a limited number of our full-scale fuel assemblies in the core of a commercial nuclear power plant over three 18-month cycles.

Accordingly, based on our current estimated schedule, final qualification of our fuel for 10%-17% power uprates in a commercial reactor is expected in 2021-2022 (at the end of three 18-month cycles of LTA operation). We expect final demonstration of the all-metal fuel design for power uprates of up to 30% in new-build plants and thorium-based seed and blanket fuel assembly design to occur approximately 2-3 years thereafter.

CHALLENGES

  Collaboration with a fuel fabricator that can fabricate the LTAs and a nuclear utility that is willing to accept the LTAs is required for LTA demonstration in a commercial reactor. In the U.S., the fabricator and the utility will be primarily responsible for securing necessary regulatory licensing approvals for the LTA operation. To this end, in November 2011, we established a Nuclear Utility Fuel Advisory Board (NUFAB) to further strengthen dialogue with global nuclear utilities. Separately, we are also pursuing discussions with major fuel fabricators relating to collaboration on our nuclear fuel designs.

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

Critical Accounting Policies and Estimates

The SEC issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies ” suggesting that companies provide additional disclosure and commentary on their most critical accounting policies. In Financial Reporting Release No. 60, the SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the following significant policies as critical to the understanding of our financial statements.

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

Intangibles

As presented on the accompanying balance sheet, we had patents with a net book value of approximately $581,000 and $537,000 as of September 30, 2012 and December 31, 2011, respectively. There are many assumptions and estimates that may directly impact the results of impairment testing, including an estimate of future expected revenues, earnings and cash flows, and discount rates applied to such expected cash flows in order to estimate fair value. We have the ability to influence the outcome and ultimate results based on the assumptions and estimates we choose for testing. To mitigate undue influence, we set criteria that are reviewed and approved by various levels of management. The determination of whether or not intangible assets have become impaired involves a significant level of judgment in the assumptions. Changes in our strategy or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets.

Contingencies

Management assesses the probability of loss for certain contingencies and accrues a liability and/or discloses the relevant circumstances, as appropriate. Management discloses any liability which, taken as a whole, may have a material adverse effect on the financial condition of the Company. Refer to Note 6 to the Notes to the Condensed Consolidated Financial Statements.

Recent Accounting Standards and Pronouncements

Refer to Note 1 of Notes to the Condensed Consolidated Financial Statements for a discussion of recent accounting standards and pronouncements.

Operations Review

Business Segments and Periods Presented

We have provided a discussion of our results of operations on a consolidated basis and have also provided certain detailed segment information for each of our business segments below for the three and nine months ended September 30, 2012 and 2011, in order to provide a meaningful discussion of our business segments. We have organized our operations into two principal segments: Consulting and Technology. We present our segment information along the same lines that our chief executives review our operating results in assessing performance and allocating resources.

BUSINESS SEGMENT RESULTS – THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

					Corporate and
	Consulting		Technology		Eliminations		Total
	2012	2011	2012	2011	2012	2011	2012	2011
Revenue	591,355	1,652,538	0	0	0	0	591,355	1,652,538
Segment Profit – Pre Tax	5,532	530,949	(542,664)	(591,089)	(710,516)	(1,108,645)	(1,247,648)	(1,168,785)
Total Assets	420,540	837,496	580,577	482,936	6,405,271	10,406,994	7,406,388	11,727,426
Property Additions	0	0	0	0	0	1,228	0	1,228
Interest Expense	0	0	0	0	0	112	0	112
Depreciation	0	0	0	0	7,068	5,601	7,068	5,601

BUSINESS SEGMENT RESULTS – NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

					Corporate and
	Consulting		Technology		Eliminations		Total
	2012	2011	2012	2011	2012	2011	2012	2011
Revenue	2,829,893	5,523,181	0	0	0	0	2,829,893	5,523,181
Segment Profit – Pre Tax	387,192	1,414,515	(1,557,732)	(1,716,884)	(2,188,581)	(3,667,087)	(3,359,117)	(3,969,456)
Total Assets	420,540	837,496	580,577	482,936	6,405,271	10,406,994	7,406,388	11,727,426
Property
Additions	0	0	0	0	18,100	1,228	18,100	1,228
Interest Expense	0	0	0	0	0	1,350	0	1,350
Depreciation	0	0	0	0	21,584	19,515	21,584	19,515

Technology Business

Over the next 12 to 15 months, we expect to incur approximately $3-4 million in research and development expenses related to the development of our proprietary nuclear fuel designs, contingent upon execution of collaborative research and development agreements with Rosatom’s subsidiary companies and a U.S. fuel fabrication partner. We spent approximately $0.6 million for research and development during the three months ended September 30, 2012 and 2011, and $1.6 million and $1.7 million during the nine months ended September 30, 2012 and 2011, respectively.

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

Consulting Services Business

At the present time, substantially all of our revenue for the three and nine months ended September 30, 2012 and 2011, from our consulting and strategic advisory services business segment is derived by offering services to governments outside of the U.S. planning to create or expand electricity generation capabilities using nuclear power plants. We are currently working on various proposals in order to obtain more consulting work. The fee type and structure that we offer for each client engagement is dependent on a number of variables, including the complexity of the services, the level of the opportunity for us to improve the client’s electricity generation capabilities using nuclear power plants, and other factors.

Consolidated Results of Operations – Three Months Ended September 30, 2012

The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Three Months Ended
	September 30,
	2012	2011

Consolidated Statements of Income Data:
Revenues	100%	100%
Costs and expenses:
Cost of revenues	63%	51%
Gross Profit	37%	49%
Research and development	92%	36%
General and administrative	183%	87%

Total costs and expenses	275%	123%

Loss from operations	238%	74%
Investment income, interest income and other, net	27%	3%

Loss before income taxes	211%	71%
Provision for income taxes	0%	0%

Net loss	211%	71%

Revenue

The following table presents our revenues, by business segment, for the periods presented (in millions):

	Three Months Ended
	September 30,
	2012	2011

Consulting Segment Revenues:
ENEC and FANR (UAE)	$0.5	$1.4
Other (GCC and other entities)	0.1	0.3

Total	0.6	1.7

Technology Segment Revenues	-	-

Total Revenues	$0.6	$1.7

The decrease in our revenues from 2011 to 2012 of $1.1 million resulted from the decrease in revenue we recognized for the work performed for our GCC contract in 2011, where we achieved our contractual milestones and in the third quarter of 2011 we recognized revenue of approximately $0.3 million under this contract. There was also a decrease in revenue of approximately $0.8 million from our ENEC and FANR projects. Our consulting projects with ENEC and FANR are being performed pursuant to ongoing requests to work on specific projects on a time and expense basis as needed. The future revenue to be earned and recognized under both the ENEC and FANR agreements will depend upon agreed upon work plans which can differ from the revenue amounts initially planned to be earned under these agreements.

Our agreement with FANR was renewed in July 2012, and the termination date of this agreement is no longer in August 2013, but is now December 31, 2014. Some of the decrease in the work for FANR was due to signing of this new agreement with FANR as well as having an administrative delay in having some of our task orders under this new agreement signed by FANR. This termination date of this new agreement can be extended upon agreement by both parties.

We believe that in the last quarter of 2012 or in 2013, we may obtain contracts from other governments interested in deploying nuclear power in their countries, based on our commitment to providing consulting services that are relevant and objective in exploring the use of nuclear power, which in turn could increase our future consulting revenues.

See Note 1 and Note 3 of the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information about our revenue.

Costs and Expenses

The following table presents our cost of services provided, by business segment, for the periods presented (in millions):

	Three Months Ended
	September 30,
	2012	2011

Consulting	$0.4	$0.8
Technology	-	-
Total	$0.4	$0.8

Cost of Services Provided

These expenses related to the consulting, professional, administrative and other support costs allocated to our consulting projects, which were incurred to perform and support the work done for our consulting projects with our ENEC, FANR, GCC and other contracts. The billing rates to us from our consultants who provide services under our consulting contracts predominantly remained the same in 2012 and 2011. The decrease in the consulting costs of $0.4 million was primarily a result of the decrease in the work we performed for our consulting projects, as mentioned above in the revenue section.

If consulting revenues increase in future periods, we expect cost of services provided will increase in dollar amount and may increase as a percentage of revenues.

See Note 1 and Note 3 of the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information about our cost of services provided.

Research and Development

The following table presents our research and development expenses, (in millions):

	Three Months Ended
	September 30,
	2012	2011

Research and development expenses	$0.6	$0.6

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

See Note 1 and Note 7 of the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report Form on 10-Q for additional information about our research and development costs.

General and Administrative Expenses

The following table presents our general and administrative expenses, (dollars in millions):

	Three Months Ended
	September 30,
	2012	2011

General and administrative expenses	$1.1	$1.4

General and administrative expenses consist mostly of compensation and related costs for personnel and facilities, stock-based compensation, finance, human resources, information technology, and fees for consulting and other professional services. Professional services are principally comprised of outside legal, audit, strategic advisory services and outsourcing services.

The general and administrative expenses decrease of $0.3 million was mostly related to the reduction in consulting expenses of $0.1 million, the reduction in payroll and payroll related benefits of $0.1 million and a reduction of stock-based compensation of $0.2 million. These decreases were offset by an increase in other general and administrative expenses of $0.1 million.

Other Income and (Expenses), Net

Interest income and other income and expenses, net, increased by approximately $0.1 million for the three month periods ended September 30, 2012, as compared to September 30, 2011. This increase is due to an increase in investment income from our marketable securities.

Provision for Income Taxes

The following table presents our provision for income taxes. Our effective tax rate used for the periods presented is 40%.

	Three Months Ended
	September 30,
	2012	2011

Provision for income taxes	$0.0	$0.0

We incurred a net loss for both 2012 and 2011, and took a 100% valuation allowance against all deferred tax assets. Therefore we did not have a provision for taxes for both 2012 and 2011.

See Note 5 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding our Income Taxes.

Consolidated Results of Operations - Nine Months Ended September 30, 2012

The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Nine Months Ended
	September 30,
	2012	2011

Consolidated Statements of Income Data:
Revenues	100%	100%
Costs and expenses:
Cost of revenues	62%	64%
Gross Profit	38%	36%
Research and development	55%	31%
General and administrative	116%	83%

Total costs and expenses	171%	114%

Loss from operations	133%	78%
Interest income and other, net	14%	5%

Loss before income taxes	119%	73%
Provision for income taxes	0%	0%

Net loss	119%	73%

Revenue

The following table presents our revenues, by business segment, for the periods presented (in millions):

	Nine Months Ended
	September 30,
	2012	2011

Consulting Segment Revenues:
ENEC and FANR (UAE)	$2.7	$3.9
Other (GCC and other entities)	0.1	1.7

Total	2.8	5.6

Technology Segment Revenues	-	-

Total Revenues	$2.8	$5.6

The decrease in our revenues from 2011 to 2012 of $2.8 million resulted from the decrease in revenue recognized for the work we performed for our GCC contract in 2011, where we achieved our contractual milestones and recognized revenue of $1.4 million. There was also a decrease in revenue of approximately $1.4 million from our ENEC and FANR projects. Our consulting projects with ENEC and FANR are being performed pursuant to ongoing requests to work on specific projects on a time and expense basis as needed. The future revenue to be earned and recognized under both the ENEC and FANR agreements will depend upon agreed upon work plans which can differ from the revenue amounts initially planned to be earned under these agreements.

We believe that in the last quarter of 2012 or in 2013, we may obtain contracts from other governments interested in deploying nuclear power in their countries, based on our commitment to providing consulting services that are relevant and objective in exploring the use of nuclear power, which in turn could increase our future consulting revenues.

See Note 1 and Note 3 of the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information about our revenue.

Costs and Expenses

The following table presents our cost of services provided, by business segment, for the periods presented (in millions):

	Nine Months Ended
	September 30,
	2012	2011

Consulting	$1.7	$3.5
Technology	-	-
Total	$1.7	$3.5

Cost of Services Provided

These expenses related to the consulting, professional, administrative and other support costs allocated to our consulting projects, which were incurred to perform and support the work done for our consulting projects with our ENEC and FANR contracts. The billing rates to us from our consultants who provide services under our consulting contracts predominantly remained the same in 2012 and 2011. The decrease in the consulting costs of approximately $1.8 million was primarily a result of the decrease in the work we performed for our consulting projects, as mentioned above in the revenue section.

If consulting revenues increase in future periods, we expect cost of services provided will increase in dollar amount and may increase as a percentage of revenues.

See Note 1 and Note 3 of the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information about our cost of services provided.

Research and Development

The following table presents our research and development expenses, (in millions):

	Nine Months Ended
	September 30,
	2012	2011

Research and development expenses	$1.6	$1.7

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

See Note 1 and Note 7 of the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report Form on 10-Q for additional information about our research and development costs.

General and Administrative Expenses

The following table presents our general and administrative expenses, (dollars in millions):

	Nine Months Ended
	September 30,
	2012	2011

General and administrative expenses	$3.3	$4.6

General and administrative expenses consist mostly of compensation and related costs for personnel and facilities, stock-based compensation, finance, human resources, information technology, and fees for consulting and other professional services. Professional services are principally comprised of outside legal, audit, strategic advisory services and outsourcing services.

The general and administrative expenses decrease of $1.3 million was mostly related to the reduction in consulting expenses of $0.4 million, the reduction in legal and professional fees of $0.5 million, reduction of stock-based compensation of $0.3 million with the remainder due to general cost cutting measures.

Other Income and (Expenses), Net

Interest income and other income and expenses, net, increased by $0.1 million for the nine month periods ended September 30, 2012, as compared to September 30, 2011. This increase is due to an increase in investment income from our marketable securities.

Provision for Income Taxes

The following table presents our provision for income taxes. Our effective tax rate used for the periods presented is 40%.

	Nine Months Ended
	September 30,
	2012	2011

Provision for income taxes	$0.0	$0.0

We incurred a net loss for both 2012 and 2011, and took a 100% valuation allowance against all deferred tax assets. Therefore we did not have a provision for taxes for both 2012 and 2011.

See Note 5 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding our Income Taxes.

Liquidity and Capital Resources

As of September 30, 2012, we had total cash and cash equivalents and restricted cash of approximately $1.1 million, and marketable securities of $4.5 million, totaling $5.6 million. See Note 1 of the Notes to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding our Marketable Securities. Our principal sources of liquidity are our cash and cash equivalents, marketable securities and the cash flow we receive from our consulting contracts. We believe that our sources of liquidity will be sufficient to satisfy our currently anticipated cash requirements through the next 12 months. Should we determine that additional financing is necessary, there are no assurances that we will be able to secure such financing at all or on terms favorable to us. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Report (dollars in millions):

Cash Flow

	September 30,
	2012	2011

Net cash provided by (used in) operating activities	$(3.7)	$(3.6)
Net cash provided by (used in) investing activities	$0.7	$10.5
Net cash provided by (used in) financing activities	$-	$-
Net cash inflow (outflow)	$(3.0)	$6.9

Operating Activities

Cash used in operating activities in the nine months ended September 30, 2012, consists of net loss adjusted for certain non-cash expense items, such as depreciation and amortization and stock-based compensation expense, as well as the effect of changes in working capital and other activities. Cash used by operating activities in the nine months ended September 30, 2012, was approximately $3.7 million, which consisted of a net loss of $3.4 million, adjustments for non-cash expense items of $0.7 million and cash used in working capital and other activities of $1.0 million. The adjustments for non-cash expense items primarily consisted of $0.8 million of stock-based compensation expense and an unrealized gain in marketable securities of $0.1 million. In addition, the decrease in cash from changes in working capital activities primarily consisted of a decrease in accrued expenses and accounts payable of $0.6 million, primarily as a result of accrued payroll liabilities and other expenses accrued for the year ended December 31, 2011, and paid in 2012, an increase in prepaid expenses and other assets of $0.3 million, and an increase in Accounts Receivable of $0.1 million. While we continue to receive payments on all our outstanding accounts receivables, a decrease in cash receipts from our future billings may occur, which could impact cash provided by operating activities in future periods.

Cash used in operating activities in the nine months ended September 30, 2011, consists of net loss adjusted for certain non-cash expense items, such as depreciation and amortization and stock-based compensation expense, as well as the effect of changes in working capital and other activities. Cash used by operating activities in the nine months ended September 30, 2011, was approximately $3.6 million, which consisted of a net loss of $4.0 million, adjustments for non-cash expense items of $1.1 million and cash used in working capital and other activities of $0.7 million. The adjustments for non-cash expense items primarily consisted of $1.1 million of stock-based compensation expense. In addition, the decrease in cash from changes in working capital activities primarily consisted of a decrease in accrued expenses and accounts payable of $0.7 million, primarily as a result of accrued payroll liabilities and other expenses accrued for the year ended December 31, 2010, and paid in 2011, increase in deferred revenue and prepaid expenses of $0.1 million offset by a decrease in Accounts Receivable of $0.1 million.

Investing Activities

Net cash provided by our investing activities for the nine months ended September 30, 2012, as compared to net cash provided by our investing activities for the nine months ended September 30, 2011, decreased by approximately $9.8 million. Such decrease in funds provided by our investing activities was due to the decrease in the net proceeds from the sale of our marketable securities in 2012 versus 2011. When we sell our marketable securities we transfer the proceeds from these sales to our cash and cash equivalents.

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

Financing Activities

Net cash provided by (used in) our financing activities for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, remained primarily the same for both periods.

We anticipate entering into other consulting and technology agreements with our existing and new potential clients that will generate additional revenues for us in 2012 and beyond. If we do not enter into any new agreements, we anticipate that our cash position will meet our working capital needs to sustain our current operations at their current operating levels for the next 12 months. In support of our business plan regarding our research and development activities for developing our fuel designs, we will need to raise additional capital in 2013 by way of an offering of equity securities, an offering of debt securities, a financing through a bank, a strategic alliance with another entity, or a combination thereof. We may also need to raise additional capital sooner if the consulting business segment becomes non-sustaining. Currently, we are working on revenue opportunities with the overall goal of increasing our profitability and cash flow.

In support of our long-term business plan with respect to our fuel technology business, we endeavor to create strategic alliances with major fuel vendors, fuel fabricators and/or other strategic parties during the next three years, to support the remaining research and development activities required to further enhance and complete the development of our fuel products to a commercial stage. We may be unable to form such strategic alliances on terms acceptable to us or at all. Our total current average operating expenses, excluding the approximately $3-4 million of outside consulting research and development expenses we expect to incur over the next 12-15 months, is approximately $0.6 million per month.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of September 30, 2012, and was effective during the entire quarter ended September 30, 2012.

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

The U.S. Department of Energy (DOE) is currently finalizing its review of our Part 810 export authorization request which is required in order for us to be able to enter into an agreement relating to our proposed collaboration with Rosatom or its subsidiary companies.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the fiscal quarter ended September 30, 2012.

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

Date: November 9, 2012

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