Form 10-K
period 2012-12-31
LIGHTBRIDGE Corp
filed 2013-03-01
CIK 1084554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-34487

LIGHTBRIDGE CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	91-1975651
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1600 Tysons Boulevard, Suite 550
Mclean, Virginia 22102
(Address of principal executive offices) (Zip Code)

(571) 730-1200
(Registrant’s telephone number, including area code)

________________________________________________
Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

• Title of each class
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
Yes [   ]     No [X]

At June 30, 2012, the aggregate market value of shares held by non-affiliates of the registrant (based upon the closing sale price of such shares on the Nasdaq Capital Market on June 30, 2012) was $23,291,404.

At February 19, 2013, there were 12,526,240 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2012.

LIGHTBRIDGE CORPORATION
FORM 10-K
For the Fiscal Year Ended December 31, 2012

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

In response to the challenges associated with conventional oxide fuels, our innovative, proprietary metallic fuels are capable of significantly higher burnup and power density compared to conventional oxide fuels. The fuel in a nuclear reactor generates heat energy. That heat is then converted into electricity that is sold. Burnup is the total amount of electricity generated per unit mass of nuclear fuel, and is largely a function of the power density of a nuclear fuel. Power density is the amount of heat power generated per unit volume of nuclear fuel. Conventional oxide fuel used in existing commercial reactors is approaching the limits of its burnup and power density capability. As a result, further optimization to increase power output from the same core size and improve the economics of nuclear power generation using conventional oxide fuel technologies may be limited. As the industry prepares to meet the increasing global demand for electricity production, longer operating cycles and higher reactor power outputs will become a much sought-after solution for the current and future reactor fleet.

Our proprietary nuclear fuel designs have the potential to significantly enhance the nuclear power industry’s economics and increase power output by: (1) extending the fuel cycle length from 18 to 24 months while simultaneously providing an increase in power output of up to 10% in existing pressurized water reactors (including Westinghouse 4-loop reactors, which are currently limited to an 18-month fuel cycle); (2) enabling increased reactor power output (up to 30% increase) without changing the core size in new build pressurized water reactors (PWRs); and (3) addressing the back-end of fuel cycle concerns related to the volume of used fuel per kilowatt-hour as well as proliferation of weapons-usable materials. For uprates up to 10%, only relatively minor plant modifications would be required. Accordingly, we believe that nuclear utilities with existing reactor fleets may find it economically attractive to initially start with a 10% power uprate fuel variant with a 24-month fuel cycle and switch to a 17% power uprate fuel variant at the time when steam generators and other expensive plant equipment are near the end of their service life and have to be replaced. In this case, nuclear utilities would only have to incur the incremental capital cost beyond and above the cost of standard plant equipment to accommodate a 17% power uprate in their existing PWR plants. There are significant technology synergies among our primary fuel products due to utilization of our proprietary metallic fuel rod technology that is inherent in all of our fuel designs. As a result, full-scale demonstration and qualification of the metallic fuel rod technology simultaneously advances all of our fuel product families currently in development. We believe our fuel designs will allow current and new build nuclear reactors to safely increase power production and reduce the initial capital investment and operations and maintenance costs on a per kilowatt-hour basis. In addition to the projected electricity production cost savings, we believe that our technology can result in utilities or countries needing to deploy fewer new reactors to generate the same amount of electricity. For utilities or countries that already have operating reactors, our technology could be utilized to increase the power output of those reactors as opposed to building new reactors. Further, we believe that the fuel fabrication or manufacturing process for this new fuel design is simpler, which we expect could lower fuel fabrication costs.

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

We anticipate that the following factors will play a key role in structuring a technology license agreement with a major fuel supplier:

•	Sharing of future fuel development costs;
•	An upfront technology access fee payable to us;
•	Ongoing royalty fees from future fuel product sales payable to us based on a cost sharing formula; and
•	Potential training and consulting payments payable to us.

Our commercialization efforts are based on a multi-prong approach that we believe will increase the likelihood of success:

1.	Approach major fuel fabricators (push marketing strategy to our direct licensing customers)

2.	Early outreach to nuclear power utilities (pull marketing strategy to the customers of the fuel fabricators)

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

KEY FUEL DEVELOPMENTS IN 2012

We have made considerable progress in 2012 toward execution of our technology development roadmap, including the following developments:

  We were notified by the US Department of Energy (DOE) that Rosatom had provided non-proliferation assurances to DOE that will become effective upon entry into an agreement between Lightbridge and Rosatom entities. It is our understanding that this is the last key step of the Part 810 export authorization review process prior to approval by DOE;

  We secured preliminary approval from Rosatom relating to fabrication of Lightbridge-designed metallic fuel samples for irradiation testing in the MIR research reactor in Dimitrovgrad, Russia, and the Advanced Test Reactor (ATR) at Idaho National Laboratory in the United States. As part of this process, the Russian fabricator TVEL designated MSZ Electrostal fabrication plant as the facility for fabrication of our fuel samples. We are currently in commercial discussions with TVEL and MSZ Electrostal relating to fabrication of these fuel samples. We expect these discussions to be completed in the coming months;

  Working in collaboration with Idaho National Laboratory and Texas A&M University, we continued experiment planning and design for irradiation testing of our metallic fuel samples in the ATR at Idaho National Laboratory. The team agreed to a single fuel rod design that is compatible with both a capsule irradiation rig and a loop irradiation rig design in order to accommodate uncertainty in reactor availability between now and when the fuel samples are delivered to Idaho National Laboratory;

  We continued negotiations with fuel fabrication partners relating to metal fuel fabrication process development and demonstration work in the United States. We expect the negotiations to conclude in 2013;

  A peer-reviewed article on our metallic fuel technology was published in the December 2012 edition of the American Nuclear Society journal Nuclear Technology;

  We were granted a Eurasian patent which covers our thorium-based seed and blanket fuel assembly design for Russian-type VVER-1000 reactors. Countries that are signatories to the Eurasian Patent Convention include Russia, Kazakhstan, Belarus, Azerbaijan, Armenia, Turkmenistan, Tajikistan, Kyrgyz Republic, and Republic of Moldova. Of these countries, Russia and Kazakhstan are of key importance to Lightbridge and will be our top priority as far as patent maintenance is concerned. The new patent extends patent protection for our thorium-based seed and blanket fuel assembly design to 2027, which is well beyond 2014-2015, when the original patents covering that fuel design are set to expire;

  We were granted a U.S. patent covering a locking mechanism for our seed-and-blanket fuel assembly (US Patent No. 8,116,423) that provides protection for the locking mechanism invention in the United States from its issuance until December 2028;

  We were granted a Ukrainian patent covering our thorium-based seed-and-blanket fuel assembly for VVER-1000 reactors (Patent No. 98370). The patent provides protection for the above nuclear fuel design in Ukraine through December 2027. Presently, Ukraine has 13 VVER-1000 reactors in operation, with 2 more units under construction; and

  We filed an international patent application under the Patent Cooperation Treaty for our all-uranium seed and blanket and all-metal fuel technologies as well as national phase patent applications in key countries based on the 2008 Patent Cooperation Treaty application that covers the thorium-based seed and blanket fuel technology for Western-type pressurized water reactors. Once granted, the new patents would extend patent protection for these fuel designs to 2028-2030.

NUCLEAR FUEL TECHNOLOGY BUSINESS SEGMENT OPERATIONS

Development of Our Three Nuclear Fuel Product Lines

Our first nuclear fuel product line includes an all-uranium seed and blanket fuel that is particularly suitable for existing PWRs, although it can also be utilized in new build PWRs. We are developing two variants of this fuel technology for PWR reactors: (1) an all-uranium seed-and-blanket fuel for a power uprate up to 10% and a 24-month fuel cycle, and (2) an all-uranium seed-and-blanket fuel for a power uprate up to 17% and an 18-month fuel cycle. A 10% power uprate, coupled with a 24-month fuel cycle, could be a particularly attractive option for existing Westinghouse-type 4-loop PWRs that are currently limited to an 18-month fuel cycle due to fuel performance constraints attributable to conventional uranium oxide fuels. For uprates up to 10%, only relatively minor modifications would be required. To accommodate power uprates between 10 and 17%, a number of plant modifications would be required, including upgrades to the primary and secondary systems.

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

The third nuclear fuel product line includes our thorium-based seed-and-blanket fuel, which we believe has several major benefits, including: (1) enhanced proliferation resistance of spent fuel, (2) significantly reduced volume (up to 40% reduction) of spent fuel, and (3) reduced natural uranium requirements (up to 10% reduction) in a once-through fuel cycle. These benefits can be particularly appealing to those markets that either have significant domestic thorium reserves but lack natural uranium resources, or are concerned with the cost of long-term storage as a used fuel management option. Further, the economics of our thorium-based fuel can become more attractive as the price of natural uranium increases due to the projected reduction in natural uranium requirements per megawatt-day. Finally, the enhanced proliferation resistance aspects of the fuel can appeal to markets that put key emphasis on non-proliferation.

The development of our power uprate product lines provides diversity to our fuel offerings and synergistically advances the development of our thorium-based fuel product line. Research and development and related expenses paid by us totaled approximately $2.1 million and $2.3 million for the years ended December 31, 2012 and 2011, respectively.

COMPETITION, CURRENT STATUS AND CHALLENGES OF OUR NUCLEAR FUEL RESEARCH AND DEVELOPMENT WORK

COMPETITION

To our knowledge, our nuclear fuel development project is the only commercially viable program which could achieve the goal of increasing, in a safe and economically attractive way, power output by up to 17% in existing PWRs and up to 30% in new build PWRs. Due to the long-term product development timelines, significant nuclear regulatory requirements, and our comprehensive patent portfolio, we believe that the barriers to entry will likely prevent the emergence of a viable competitor in the foreseeable future.

Competition with respect to the design of commercially viable nuclear fuel products is limited to conventional uranium oxide fuels, which, as discussed above, are reaching the limits in terms of their capability to provide increased power output or longer fuel cycles. We believe that the industry needs fuel products that can provide these benefits. While we believe conventional uranium oxide fuel may be capable of achieving power uprates of up to 10% in existing PWRs, doing so would require uranium-235 enrichment levels above 5%, higher reload batch sizes, or a combination thereof. The alternative route of increasing reload batch sizes while keeping uranium enrichment levels below 5% for power uprates up to 10% using conventional uranium oxide fuel raises the cost of each fuel reload, resulting in a significant fuel cycle cost penalty to the nuclear utility. The cost penalty could have a dramatic adverse impact on the economics of existing plants whose original capital cost has already been written off (e.g., most of U.S. nuclear power plants fall into this category). Due to poor economics, nuclear utilities may be reluctant to embrace that route as a way to increase power output by up to 10%, which could lead to greater opportunities for use of Lightbridge’s nuclear fuel technology.

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

  develop analytical models in 2013-2016 for our metallic fuel technology that can be used for regulatory licensing; and

  begin lead test assembly (LTA) operation in a full-size commercial light water reactor in 2017-2018, which involves testing a limited number of our full-scale fuel assemblies in the core of a commercial nuclear power plant over three 18-month cycles.

Accordingly, based on our current estimated schedule, final qualification (i.e., deployment of fuel in the first reload batch) for our 10% power uprate fuel in a commercial reactor is expected in 2021-2022 (at the end of two 18-month cycles of LTA operation).

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

In July 2011, we submitted to the DOE a Part 810 export authorization request in connection with our proposed collaboration with the Russian State Atomic Energy Corporation “Rosatom”, or Rosatom, and its subsidiary companies relating to the planned irradiation testing at the MIR research reactor in Dimitrovgrad, Russia and the ATR test reactor at Idaho National Laboratory. In the third quarter of 2012, Lightbridge was notified by the US Department of Energy (DOE) that Rosatom had provided non-proliferation assurances to DOE that would become effective upon entry into an agreement between Lightbridge and Rosatom entities. Our understanding is that this is the last key step of the Part 810 export authorization review process prior to approval by DOE.

Some of our planned critical path research, development, and demonstration activities to be performed by Russian entities under contract with us will require formal authorization from Rosatom, which owns those entities and is the main Russian government agency that oversees Russia’s civil nuclear power industry. Rosatom requires that all collaborative projects with U.S. entities fall into one of the collaboration areas outlined in a government-to-government agreement that was entered into by and between the United States and Russia soon after the 123 Agreement on peaceful nuclear cooperation between the two countries came into force in late 2010. Rosatom requires that DOE issue an official endorsement of each commercial project proposed for collaboration between a U.S. entity and Rosatom. Without such DOE endorsement and designation of the project by DOE as consistent with one of the collaboration areas outlined in the above-mentioned government-to-government agreement, Rosatom is unlikely to cooperate and participate in the proposed project. Lightbridge has recently received a letter from DOE confirming that our proposed collaborative projects with Rosatom fall under the 123 agreement, which we understand has satisfied the Rosatom requirements. In the fourth quarter of 2012, TVEL, a Russian fuel fabricator and a wholly-owned subsidiary of Rosatom, agreed to fabricate our metallic fuel samples for irradiation testing. We are currently in the process of contract negotiations with MSZ Electrostal, a wholly-owned subsidiary of TVEL, which was designated by TVEL as the fabrication facility where our fuel samples will be fabricated. Until commercial negotiations with Rosatom and/or its subsidiary companies are concluded and a legally binding agreement is entered into between the parties, a risk of development program schedule delays or a lack of sufficient interest from Rosatom or its entities in proposed collaboration still remains. We believe that we will continue to be able to conduct our operations in this regulatory environment and obtain the necessary approvals.

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

Separately, some of the planned critical path research, development, and demonstration activities require access to certain highly specialized technical expertise and licensed facilities where such development and demonstration work can be carried out. There are a limited number of commercial entities or government research laboratories in the world that possess this kind of technical expertise and have an operating licensed facility, including a limited number in the United States. We are currently focusing our fuel development efforts with both Russian and domestic development partners/vendors. A domestic partner/vendor may eliminate the need to seek a separate U.S. export license authorization for this work. If we proceed with a U.S. national laboratory, any agreement will be subject to DOE’s review and approval. Any delay in such approval of our proposed agreement by DOE could cause program schedule slippage. If we proceed with a U.S. commercial entity, some aspects of the development and demonstration work may still require certain U.S. regulatory approvals (e.g., 19.7% enriched uranium). Any delay in such regulatory approvals could have an adverse impact on our program schedule and future financial results.

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

Uranium and zirconium are available to the fuel fabricators from various suppliers at market-driven prices. The current demand for thorium is very low. Thorium is sometimes used in government flares, camping lantern wicks and in other products in small quantities. If thorium-based fuels become commercially accepted in the nuclear power industry, there would be a significant increase in the demand for thorium. According to the International Atomic Energy Agency, thorium is over three times more abundant in nature than uranium, and is found in large quantities in monazite sands in many countries, including, Australia, India, the United States, and China.

OVERVIEW OF THE NUCLEAR POWER INDUSTRY

Potential Market

Presently, nuclear power provides approximately 7% of the world’s energy, including approximately 14% of the world’s electricity. According to the World Nuclear Association, as of February 19, 2013, there were approximately 437 nuclear power plants in operation worldwide, mostly light water reactors, with the most common types being PWRs, BWRs, and VVER reactors (a Russian equivalent of PWRs). Nuclear power provides a non-fossil, low-carbon energy solution that can meet baseload electricity needs.

A majority of currently operating commercial reactors around the world were built over 20 years ago. Many of these reactors have a licensed operating life of 40 years. Unless there is a significant increase in new build activity over the next two decades, it is possible that the majority of reactors that will be in operation in 2030 are already in use today.

Due to substantial project risks and the significant upfront capital commitment associated with building new reactors, many nuclear utilities in deregulated markets choose to optimize their existing generating capacity through increasing their capacity utilization factor, power uprates and plant life extensions. We expect this trend to continue, particularly in the mature nuclear markets with significant existing nuclear capacity. We expect most of the new build activity to occur in emerging nuclear markets.

Of the world’s existing reactors currently in operation, PWRs (including Russian-designed VVERs) account for more than half of the net operating capacity, with BWRs being second accounting for another 20%.

Of the nuclear reactors currently under construction, over 80% are either PWRs or VVERs with a rated power output of 1,000 Megawatt (“MWe”) or greater.

Utilities have utilized power uprates since the 1970’s as a way to increase the power output of their nuclear plants. Typically, more highly enriched uranium fuel and/or more fresh fuel is needed to increase power output. This enables the reactor to produce more thermal energy and therefore more steam to drive the turbine generator and produce electricity. In order to accomplish this, components such as pipes, valves, pumps, heat exchangers, electrical transformers and generators, must be able to accommodate the conditions that would exist at the higher power level. For example, a higher power level usually involves higher steam and water flow through the systems used to convert thermal power into electric power. These systems must be capable of accommodating the higher flows.

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

Utilities have embraced power uprates as a cost effective way to increase their generation capacity. While the efforts thus far have occurred mostly in the United States, there is a large, untapped worldwide market for power uprates. There are about 150 PWRs operating outside the United States. If all of these plants had their power increased by 10%, the aggregate generating capacity would increase by about 14,500 MW. This is equivalent to about 12 new 1,200 MW reactors. The incentive to proceed with power uprates at the 10% level is significant since there are few changes required to implement the power uprate, and the changes that are required are relatively inexpensive. The limiting factor at the moment is the fuel. We believe that our metallic fuel rod technology enables the 10% increase in power along with extending the fuel cycle to 24 months, and can be used to support even greater power increases up to 30%.

Most nuclear power plants originally had a licensed lifetime of 25 to 40 years, but engineering assessments have established that many can operate much longer. In the U.S., approximately 60 reactors have been granted license extensions to continue operating for a total of 60 years. Most of the plants that have not already requested a license extension are expected to apply in the near future. A license extension at about the 30-year mark requires additional capital expenditure for the replacement of worn equipment and outdated control systems.

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

Influence of the Accident at Fukushima, Japan and New International Nuclear Build

The major nuclear accident at the Fukushima nuclear power plant in Japan following the massive tsunami and strong earthquake that occurred on March 11, 2011, increased public opposition to nuclear power in some countries, resulting in a slowdown in, or, in some cases, a complete halt to, new construction of nuclear power plants and an early shut down of existing power plants in certain countries.

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

Our Intellectual Property

Our nuclear fuel technologies are protected by multiple U.S. and international patents. Our current patent portfolio is comprised of the following patents:

Granted U.S. Patents:

  Patent No. 6,026,136 for a seed-blanket unit fuel assembly for a nuclear reactor (expiring August 16, 2014);

  Patent No. 5,949,837 for a nuclear reactor having a core including a plurality of seed-blanket unit (expiring August 16, 2014);

  Patent No. 5,864,593 for a method for operating a nuclear reactor core comprised of at least first and second groups of seed-blanket units (expiring August 16, 2014);

  Patent No. 5,737,375 for a nuclear reactor having a core including a plurality of seed-blanket units (expiring August 16, 2014); and

  U.S. Patent No. 8,116,423 for a “NUCLEAR REACTOR (ALTERNATIVES), FUEL ASSEMBLY OF SEED-BLANKET SUBASSEMBLIES FOR NUCLEAR REACTOR (ALTERNATIVES), AND FUEL ELEMENT FOR FUEL ASSEMBLY” (expiring February 24, 2029).

Granted International Patents:

  Russian Patent No. 2,176,826 (expires August 16, 2014);

  Russian Patent No. 2,222,837 (expires August 16, 2014);

  South Korean Patent No. 301,339 (expires August 16, 2014);

  South Korean Patent No. 336,214 (expires August 16, 2014);

  Chinese Patent No. ZL 96196267.4 (expires August 16, 2014);

  Eurasian Patent No. EA015019 (B1), based on PCT Patent Application No. PCT/RU2007/000732, filed December 26, 2007, titled “NUCLEAR REACTOR (ALTERNATIVES), FUEL ASSEMBLY OF SEED-BLANKET SUBASSEMBLIES FOR NUCLEAR REACTOR (ALTERNATIVES), AND FUEL ELEMENT FOR FUEL ASSEMBLY” (expires December 26, 2027);

  Ukrainian Patent No. 98370, based on PCT Patent Application No. PCT/RU2007/000732, filed December 26, 2007, titled “NUCLEAR REACTOR (ALTERNATIVES), FUEL ASSEMBLY OF SEED-BLANKET SUBASSEMBLIES FOR NUCLEAR REACTOR (ALTERNATIVES), AND FUEL ELEMENT FOR FUEL ASSEMBLY” (expires December 26, 2027).

Pending Patent Applications:

•

Patent Applications Based On PCT Patent Application No. PCT/RU2007/000732, filed December 26, 2007, titled “NUCLEAR REACTOR (ALTERNATIVES), FUEL ASSEMBLY OF SEED-BLANKET SUBASSEMBLIES FOR NUCLEAR REACTOR (ALTERNATIVES), AND FUEL ELEMENT FOR FUEL ASSEMBLY:”

	o	Japanese Application No. JP2010-540611;
	o	Australian Application No. 2007 363 064;
	o	S. Korean Application No. 10-2010-7016627;
	o	S. Korean Divisional Application No. 10-2010-7026035;
	o	Canadian Application No. 2,710,432;
	o	Chinese Application No. CN20078102099.4;
	o	Indian Application No. 5244/DELNP/2010 ;
	o	European Application No. 8142834.7;
	o	European Application No. 10166457.1; and
	o	U.S. Application No. 13/047,168
	o	When and if these applications are allowed and granted as patents, they are expected to expire on December 26, 2027.

•

Patent Applications Based On PCT patent application No. PCT/RU2008/000801 filed on December 25, 2008 entitled “A Light Water Reactor Fuel Assembly (Alternatives), A Light Water Reactor and A Fuel Assembly Fuel Element:”

	o	Japanese Application No. JP 2011-543460;
	o	Australian Application No. AU20080365658;
	o	S. Korean Application No. 10-2011-7016736;
	o	Canadian Application No. CA20082748367;
	o	Chinese Application No. CN20088132741;
	o	Indian Application No. 5521/DELNP/2011;
	o	Eurasian Application No. 201100729;
	o	European Application No. EP20080879222;
	o	Ukrainian Application No. a201109224; and
	o	U.S. Application No. 13/139,677.
	o	When and if these applications are allowed and granted as patents, they are expected to expire on December 25, 2028.

•	Patent Applications Based On PCT International Patent Application No. PCT/US2011/036034, filed May 11, 2011, titled “Fuel Assembly:”

	o	Japanese Application (# not yet available);
	o	S. Korean Application No. 10-2012-7029003;
	o	Canadian Application (# not yet available);
	o	Chinese Application No. 201180023785.9;
	o	Indian Application No. 9326/DELNP/2012;
	o	European Application No. 11735927.3;
	o	U.S. Application No. 13/695,792;
	o	Eurasian Application No. 201201481;
	o	Ukrainian Application No. a201213992; and
	o	Australian Application No. 2011250906.
	o	When and if these applications are allowed and granted as patents, they are expected to expire on May 11, 2030.

In addition to our patent portfolio, we also own the following trademarks:

Registered US Trademarks:

•	LIGHTBRIDGE corporate name (Registration No. 3933449)
•	Lightbridge’s corporate logo (Registration No. 3933450)
•	THORIUM POWER corporate name (Registration No. 3791726)

Registered International Trademarks:

•	LIGHTBRIDGE corporate name:
•	European Union (Registration No. 8773988)
•	France (Registration No. (08)3573606)
•	United Kingdom (Registration No. 2486858)
•	Russia (Registration No. 434229)
•	Lightbridge’s corporate logo:
•	European Union (Registration No. 8771875)
•	Russia (Registration No. 434228)
•	THORIUM POWER corporate name:
•	Russia (Registration No. 426009)

Pending Trademark Applications:

•	LIGHTBRIDGE corporate name (US Application No. 77896036 – Notice of Allowance issued on January 18, 2011)
•	Lightbridge’s corporate logo (US Application No. 77896051 – Notice of Allowance issued on January 18, 2011)

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

Our major challenge in pursuing our business is that the decision making process for nuclear power programs typically involves careful consideration by many parties and therefore requires significant time. Many of the potential clients that could benefit from our services are in regions of the world where tensions surrounding nuclear energy are high, or in countries where public opinion plays an important role. Domestic and international political pressure and public opposition to nuclear power may hinder our efforts to provide 13 nuclear energy consulting services, regardless of our focus on non-proliferative nuclear power.

Employees

Our business model is to limit the number of our full-time employees and to rely on consultants, outside agencies and technical facilities with specific skills to assist with various business functions including, but not limited to: corporate governance, research and development, and government relations. This model limits overhead costs and allows us to draw upon resources that are specifically tailored to our internal and external (client) needs. As of December 31, 2012, we had 15 full-time employees. We utilize a network of over 150+ contract employees available for deployment for specialized consulting assignments. We believe that our relationship with our employees and contractors is satisfactory.

History and Corporate Structure

We were incorporated under the laws of the State of Nevada on February 2, 1999. During the period from inception until October 6, 2006, we were engaged in businesses other than our current business. On October 6, 2006, we acquired our wholly-owned subsidiary Thorium Power, Inc. in a merger transaction and changed our name to Thorium Power, Ltd. Thorium Power, Inc. was incorporated on January 8, 1992. The merger was accounted for as a reverse merger and Thorium Power, Inc. was treated as the accounting acquirer. In 2008 we formed Lightbridge International Holding, LLC (a Delaware limited liability company). We registered a branch office in England in 2008 called Lightbridge Advisors Limited, a branch office in Moscow, Russia in July 2009 and a branch office in the United Arab Emirates in January 2010. On September 21, 2009, we changed our name from Thorium Power Ltd. to Lightbridge Corporation to more accurately reflect the varied nature of our business operations. Thorium Power, Inc. remains a wholly-owned subsidiary of Lightbridge Corporation.

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

Our future results may be adversely affected by the worldwide economic downturn, continued volatility or further deterioration in the debt and equity capital markets, inflation, deflation, or other adverse economic conditions that may negatively affect us. At present, it is likely that we will require additional capital in the near future in order to fund our operations. Due to the above listed factors, we cannot be certain that additional funding will be available on terms that are acceptable to us, or at all.

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

We rely heavily on our contractor staff and management team. Our success depends, in large part, on our ability to hire, retain, develop and motivate highly skilled professionals. Competition for these skilled professionals is intense and our inability to hire, retain and motivate adequate numbers of consultants and managers could adversely effect on our ability to meet client needs and to continue the development of our fuel designs. A loss of a significant number of our employees could have a significant negative effect on us. Any significant volatility or sustained decline in the market price of our common stock could impair our ability to use equity-based compensation to attract, retain and motivate key employees and consultants.

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

The U.S. Department of Energy is currently finalizing its review of our Part 810 export authorization request which is required in order for us to be able to enter into an agreement relating to our proposed collaboration with Rosatom or its subsidiary companies.

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

Our nuclear fuel designs rely on fabrication technologies that, in certain material ways, are different from the fabrication techniques presently utilized by existing commercial fuel fabricators. In particular, our metallic fuel rods must be produced using a co-extrusion fabrication process. Presently, most commercial nuclear fuel is produced using a pellet fabrication technology, whereby uranium oxide is packed into small pellets that are stacked and sealed inside metallic tubes. The co-extrusion fabrication technology involves extrusion of a single-piece solid fuel rod from a metallic matrix containing uranium and zirconium alloy. Fabrication of full-length (approximately 3.5 to 4.5 meters) metallic fuel rods has yet to be demonstrated. There is a risk that the fuel fabrication process required to produce one meter long metallic fuel rods may not be adaptable to the fabrication of full-length metallic fuel rods used in commercial reactors.

Our plans to develop our fuel designs depend on our ability to acquire the rights to the designs, data, processes and methodologies that are used or may be used in our business in the future. If we are unable to obtain such rights on reasonable terms in the future, our ability to exploit our intellectual property may be limited.

We are currently conducting fuel assembly design and testing work in Russia through our Moscow office personnel as well as Russian research institutes and other nuclear entities that are owned or are closely affiliated with the government of Russia. We do not currently have all of the necessary licensing or other rights to acquire or utilize certain designs, data, methodologies or processes required for the fabrication of our fuel assemblies. If we, or a fuel fabricator to whom we license our fuel technology, desire to utilize such processes or methodologies in the future, a license or other right to use such technologies from the Russian entities that previously developed and own such technologies would be required. Nuclear operators typically seek diversity of fuel supply and may be hesitant to use a fuel product that is only available from a single supplier. If we are unable to obtain a license or other right to acquire or utilize certain know-how required for the fabrication of our fuel assemblies on terms that the Russian entities deem to be reasonable, or there is only a single supplier of our fuel assemblies, then we may not be able to fully exploit our intellectual property and may be hindered in the sale of our fuel products and services.

Our research operations are conducted primarily in Russia, making them subject to political uncertainties relating to Russia and U.S.-Russian relations.

Much of our present research activities are being conducted in Russia. Our research operations conducted in Russia are subject to various political risks and uncertainties inherent in the country of Russia. If U.S.-Russia relations deteriorate, the Russian government may decide to scale back or even cease completely its cooperation with the United States on various international projects, including nuclear power technology development programs. If this should happen, our research and development program in Russia could be scaled back or shut down, which could cause development program schedule delays and may require additional funding to access alternative testing facilities outside of Russia. The Russian institutes and other nuclear entities engaged in our project are highly regulated and, in many instances, are controlled by the Russian government. The Russian government could decide that the nuclear scientists engaged in our project in Russia, or testing facilities employed in our project, should be redirected to other high priority national projects in the nuclear sector, which could lead to development program schedule delays. Certain future research and development activities to be performed by Russian entities under contract with us will require formal authorization from the Russian State Atomic Energy Corporation “Rosatom”, or Rosatom, which owns those entities and is the main Russian government agency that oversees Russia's civil nuclear power industry. Rosatom requires that all collaborative projects with U.S. entities fall into one of the collaboration areas outlined in a government-to-government agreement that was entered into by and between the United States and Russia soon after the 123 Agreement on peaceful nuclear cooperation between the two countries came into force (which occurred in late 2010). Rosatom requires that the U.S. Department of Energy, or DOE, issue an official endorsement of each commercial project proposed for collaboration between a U.S. entity and Rosatom. Without such DOE endorsement and designation of the project by DOE as consistent with one of the collaboration areas outlined in the above-mentioned government-to-government agreement, Rosatom is unlikely to cooperate and participate in the proposed project. Lightbridge has recently received a letter from DOE confirming that our proposed collaborative projects with Rosatom fall under the 123 agreement, which we understand has satisfied the Rosatom requirements. Until commercial negotiations with Rosatom and/or its subsidiary companies are concluded and a legally binding agreement is entered into between the parties, a risk of development program schedule delays or a lack of sufficient interest from Rosatom or its entities in proposed collaboration still remains.

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

Work on finite aspects and/or testing of some subject matter disclosed in our 2007 and 2008 Russian PCT patent applications was done under a government contract with the DOE. If the DOE asserted that an invention claimed in the 2007 and/or 2008 Russian PCT applications was first conceived or actually reduced to practice under such a contract, and a U.S. court agreed, the DOE could gain an ownership interest in such an invention outside of Russia and our intellectual property rights in that claimed invention would become compromised and our business model may then fail or be significantly impeded.

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

We expect that many of our future client engagement agreements will be terminable by our clients with little or no notice and without penalty. Some of our work may involve multiple engagements or stages. In those engagements, there is a risk that a client may choose not to retain us for additional stages of an engagement or that a client will cancel or delay additional planned engagements. In addition, a small number of existing clients account for a majority of our consulting revenues, the loss of any one of which would have a material adverse effect on our results of operations.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Description of Property

We are obligated to pay approximately $47,000 per month for office rent and approximately another $2,000 per month for other fees for the rented office space located at 1600 Tysons Boulevard, Suite 550, Tysons Corner, Virginia 22102. The space is used by our executives, employees and contractors for administrative purposes. The term of the lease for our offices expires on December 31, 2013 and is renewable for additional one-year terms.

We are obligated to pay approximately US$10,000 per month for office rent and approximately another US$1,500 per month for other fees for the rented office space located at Zemlyanoi Val, 9, Moscow, Russia, 105064. The space is used by our Moscow staff for administrative purposes. The term of the lease for our offices expires on April 29, 2013 and is renewable for additional one-year terms.

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

Fiscal Year	Quarter	High	Low
	Ending

2012	December 31	$2.13	$1.02
	September 30	$2.74	$2.00
	June 30	$3.27	$1.91
	March 31	$4.18	$1.95
2011	December 31	$3.24	$1.96
	September 30	$3.70	$1.72
	June 30	$5.80	$3.53
	March 31	$7.22	$5.10

Holders

As of February 19, 2013, our common stock was held by 144 stockholders of record. This number excludes the shares of our common stock owned by stockholders holding stock under nominee security position listings.

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

Transfer Agent

Our transfer agent and registrar for our common stock is Computershare Trust Company, 350 Indiana Street, Suite 800, Golden, Colorado, 80401. Its telephone number is 800-962-4284 and facsimile is 303-262-0604.

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

•	Liquidity, Capital Resources and Financial Position — an analysis of our cash flows; an overview of our financial position.

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

Our Nuclear Fuel Technology Business Segment

We are developing innovative, proprietary nuclear fuel designs that can significantly enhance the nuclear power industry’s economics and increase power output by: (1) Extending the fuel cycle length to 24 months while simultaneously providing an increase in power output of up to 17% in existing pressurized water reactors (including Westinghouse 4-loop reactors, which are currently limited to an 18-month fuel cycle); (2) Enabling increased reactor power output (up to 30% increase) without changing the core size in new build PWRs; and (3) Addressing the back-end of fuel cycle concerns related to the volume of used fuel per kilowatt-hour as well as proliferation of weapons-usable materials.

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

Intangibles

As presented on the accompanying balance sheet, we had patents with a net book value of approximately $601,000 as of December 31, 2012. There are many assumptions and estimates that may directly impact the results of impairment testing, including an estimate of future expected revenues, earnings and cash flows, and discount rates applied to such expected cash flows in order to estimate fair value. We have the ability to influence the outcome and ultimate results based on the assumptions and estimates we choose for testing. To mitigate undue influence, we set criteria that are reviewed and approved by various levels of management. The determination of whether or not intangible assets have become impaired involves a significant level of judgment in the assumptions. Changes in our strategy or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets.

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

Operations Review

Business Segments and Periods Presented

We have provided a discussion of our results of operations on a consolidated basis and have also provided certain detailed segment information for each of our business segments below for the years ended December 31, 2012 and 2011, in order to provide a meaningful discussion of our business segments. We have organized our operations into two principal segments: Consulting and Nuclear Fuel Technology. We present our segment information along the same lines that our chief executives review our operating results in assessing performance and allocating resources.

BUSINESS SEGMENT RESULTS – YEAR ENDED DECEMBER 31, 2012 AND 2011

					Corporate and
	Consulting		Technology		Eliminations		Total
	2012	2011	2012	2011	2012	2011	2012	2011
Revenue	3,677,596	6,356,424	0	0	0	0	3,677,596	6,356,424
Segment Profit – Pre Tax	719,158	1,411,615	(2,064,568)	(2,349,749)	(2,711,665)	(4,930,873)	(4,057,075)	(5,869,007)
Total Assets	601,803	277,211	600,596	537,075	4,941,257	9,704,501	6,143,656	10,518,787
Property Additions	0	0	0	0	936	1,297	936	1,297
Interest Expense	0	0	0	0	0	0	0	0
Depreciation Expense	0	0	1,577	2,120	26,780	24,842	28,357	26,962

Technology Business

Over the next 12 to 15 months, we expect to incur approximately $3-4 million in research and development expenses related to the development of our proprietary nuclear fuel designs. We spent approximately $2.1 million and $2.3 million for research and development during the years ended December 31, 2012 and 2011, respectively.

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

Consulting Services Business

At the present time, substantially all of our revenue for the years ended December 31, 2012 and 2011, is from our consulting services business segment and is derived by offering services to governments outside of the U.S. planning to create or expand electricity generation capabilities using nuclear power plants. The fee type and structure that we offer for each client engagement is dependent on a number of variables, including the complexity of the services, the level of the opportunity for us to improve the client’s electricity generation capabilities using nuclear power plants, and other factors.

Consolidated Results of Operations

The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2012	2011

Consolidated Statements of Income Data:
Revenues	100%	100%
Costs and expenses:
Cost of revenues	62	63
Gross Profit	38	37
Research and development	56	37
General and administrative	104	99

Total costs and expenses	160	136
Loss from operations	(122)	(99)
Interest income and other, net	12	7

Loss before income taxes	(110)	(92)
Provision for income taxes	0	0

Net loss	(110)%	(92)%	%

Revenue

The following table presents our revenues, by business segment, for the periods presented (in millions):

	Year Ended December 31,
	2012	2011

Consulting Segment Revenues:
ENEC and FANR (UAE)	$3.6	$4.7
Other (GCC and other countries)	.1	1.7

Total	3.7	6.4
Technology Segment Revenues	0.0	0.0

Total Revenues	$3.7	$6.4

The decrease in our revenues from 2011 to 2012 of $2.7 million resulted from the decrease in the work performed for our FANR project of approximately $1.3 million, and a decrease in revenue we earned from our GCC contract that we completed in 2011, of approximately $1.4 million. Our consulting projects with ENEC and FANR are being performed pursuant to ongoing requests to work on specific projects on a time and expense basis as needed. The FANR contract was renegotiated in 2012 and its contract term extended to December 31, 2014. This renegotiation and the formulation of our work plans or FANR task orders caused delays which resulted in a decrease in revenue in 2012. The future revenue to be earned and recognized under both the ENEC and FANR agreements will depend upon agreed upon work plans, which can differ from the revenue amounts initially planned to be earned under these agreements.

We believe that in 2013 we may obtain consulting contracts from other governments interested in deploying nuclear power in their countries, based on our commitment to providing consulting services that are relevant and objective in exploring the use of nuclear power, which in turn could increase our future consulting revenues. We have submitted proposals to several countries to provide our consulting services and we expect to hear back in the upcoming quarters as to whether we will be awarded the consulting work over other competing bids.

See Note 1 and Note 3 of the Notes to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information about our revenue.

Costs and Expenses

The following table presents our cost of services provided, by business segment, for the periods presented (in millions):

	Year Ended December 31,
	2012	2011

Consulting	$2.3	$4.0
Technology	0.0	0.0
Total	$2.3	$4.0

Cost of Services Provided

Cost of services provided is comprised of expenses related to the consulting, professional, administrative and other support costs allocated to our technology and consulting projects, which were incurred to perform and support the work done for our consulting projects with ENEC, FANR and our other contracts. The billing rates to us from our consultants who provide services under our consulting contracts predominantly remained the same in 2012 and 2011. The decrease in our consulting costs of $1.7 million was a result of the decrease of the work we performed for our consulting projects, as discussed above. We also used less outside consultants to perform work for us in 2012, resulting in an improvement of our gross margins in 2012.

If consulting revenues increase in future periods, we expect cost of services provided will increase in dollar amount and may increase as a percentage of revenues.

See Note 1 and Note 3 of the Notes to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information about our cost of services provided.

Research and Development

The following table presents our research and development expenses, (in millions):

	Year Ended
	December 31,
	2012	2011

Research and development expenses	$2.1	$2.3

Research and development expenses consist mostly of compensation and related costs for personnel responsible for the research and development of our fuel. The decrease of $0.2 million in 2012 was primarily due to a decrease in salaries and wages. All of our research and development activities are conducted in Russia and the United States. We expense research and development costs as they are incurred.

Research and development expenses will increase in dollar amount and may increase as a percentage of revenues in future periods because we expect to continue to invest an additional $3-4 million in the development of our nuclear fuel products over the next 12-15 months.

See Note 10 of the Notes to our Consolidated Financial Statements included in Item 8 of this Annual Report Form on 10-K for additional information about our research and development costs.

General and Administrative Expenses

The following table presents our general and administrative expenses, (dollars in millions):

	Year Ended
	December 31,
	2012	2011

General and administrative expenses	$3.8	$6.3

General and administrative expenses consist mostly of compensation and related costs for personnel and facilities, stock-based compensation, finance, human resources, information technology, and fees for consulting and other professional services. Professional services are principally comprised of outside legal, audit, strategic advisory services and outsourcing services.

The general and administrative expenses decrease of $2.5 million was mostly related to the decrease in stock-based compensation expense of $0.4 million as a result of a significant amount of equity awards which fully vested in prior years; the reduction in consulting expenses of 0.5 million primarily due to the reduction of fees paid to our strategic advisory committee; the reduction in professional fees of $0.7 million which included a reduction of fees paid to outside investor relation firms, accounting, legal and other outside professionals; the reduction in accruals for taxes and license fees of $0.3 million, and; the reduction in travel expense of $0.2 million and the reduction in payroll expenses and payroll benefits of approximately $0.4 million, which reduction was partially due to the negotiation to have some of our 2011 employees to work as outside consultants in 2012.

See Note 11 of the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for information regarding our stock-based compensation.

Interest Income and Other, Net

Interest income and other income and expenses, net, was approximately the same for the years ended December 31, 2012 as compared to the year ended December 31, 2011. The decrease in cash equivalents and marketable securities balances in 2012 was offset by the increase in realized gains from the sale of marketable securities in 2012.

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

Liquidity and Capital Resources

As of December 31, 2012, we had total cash and cash equivalents and restricted cash of approximately $2.8 million, and marketable securities of $1.6 million, both totaling $4.4 million. Our working capital at December 31, 2012, is approximately $5.1 million. Our monthly cash flow shortfall from our current operations is approximately $200,000 to $300,000 per month. Based on our December 31, 2012 working capital amount and our current monthly operating cash flow shortfall, we expect to have sufficient working capital to fund our operations at their current level, for the next 12 months. The following table provides detailed information about our net cash flow for all financial statements periods presented in this Report.

Cash Flow (in millions)

	December 31,
	2012	2011

Net cash provided by (used in) operating activities	$(5.1)	$(4.1)
Net cash provided by (used in) investing activities	$3.7	$5.3
Net cash provided by (used in) financing activities	$0	$0
Net cash inflow (outflow)	$(1.4)	$1.2

Operating Activities

Cash used in operating activities in the year ended December 31, 2012, consisted of net loss adjusted for non-cash expense items such as depreciation and amortization, as well as the effect of changes in working capital. Cash used in operating activities in the year ended December 31, 2012, consisted of a net loss of $4.1 million and net adjustments for non-cash expense items totaling $0.8 million, consisting of stock-based compensation of $1.0 million and unrealized gains on marketable securities of $(0.2) million. Total cash used for working capital totaled $1.8 million. The cash used for working capital was due to the increase in accounts receivable of $0.3 million, an increase in prepaid expenses and other assets of $0.2 million, and a decrease in accounts payable, accrued expenses and other current liabilities of $1.3 million.

Cash used in operating activities in the year ended December 31, 2011, consisted of net loss adjusted for non-cash expense items such as depreciation and amortization, as well as the effect of changes in working capital. Cash used in operating activities in the year ended December 31, 2011, consisted of a net loss of $5.9 million and net adjustments for non-cash expense items totaling $1.4 million, consisting of stock-based compensation of $1.5 million and unrealized gains on marketable securities of $(0.1) million. Total cash provided by the change in working capital totaled $0.4 million. The cash provided by working capital was due to the decrease in accounts receivable of $0.7 million and a decrease in prepaid expenses and other assets of $0.1 million. These decreases were offset by a decrease in accounts payable, accrued expenses and other current liabilities of $0.3 million and a decrease in deferred revenue of $0.1 million.

Investing Activities

Net cash provided by our investing activities for the year ended December 31, 2012, as compared to net cash used by our investing activities in 2011, decreased by $1.5 million. Such decrease was due to the decrease in proceeds from the sale of our marketable securities of approximately $6.4 million reduction offset by a decrease in our purchases of marketable securities of approximately $4.8 million and a decrease in patent costs in 2012 compared to 2011 for the filing of patent applications of $0.1 million. These patent applications are filed for the new developments resulting from our research and development activities in our technology business segment. We anticipate these patent costs to increase in the future periods due to the research and development work we plan to perform on our all-metal fuel design.

Financing Activities

Net cash provided by (used in) our financing activities for the year ended December 31, 2012, as compared to 2011, primarily remained the same.

Short-Term and Long-Term Liquidity Sources

We will seek new financing or additional sources of capital in the next 6 months. The primary potential sources of cash available to us are as follows:

1.	Equity investment from investors;

2.

Strategic investment through alliances with major fuel vendors, fuel fabricators and/or other strategic parties during the next three years, to support the remaining research and development activities required to further enhance and complete the development of our fuel products to a commercial stage; and

3.	New consulting contracts.

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

Currently, we are working on revenue opportunities with the overall goal of increasing our profitability and cash flow. We anticipate entering into consulting and technology agreements with our existing and new potential clients, which will generate additional revenues and cash flows for us in 2013 and beyond. We have written proposals out to these prospects, which as of the date of this filing are pending approval.

Although we anticipate securing new consulting work from one or more of these prospects, we cannot determine as of the date of this filing if and when a new consulting contract will be awarded to us. If we do not enter into any new consulting or technology agreements to provide working capital to support of our business plan regarding our planned research and development activities for developing our fuel designs, we may need to raise additional capital in 2013 by way of an offering of equity securities, an offering of debt securities, a financing through a bank, or a strategic alliance with another entity, options which we are currently beginning to explore. We may also need to raise additional capital sooner if our current consulting business segment becomes non-sustaining. We believe that if we are awarded new consulting contracts, the margin earned on these new contracts will favorably impact our short-term and long-term liquidity and will supplement the funding for our anticipated research and development expenses of our nuclear fuel technologies, of $3 million to $4 million over the next 12-15 months.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 8. Financial Statements

The full text of our audited consolidated financial statements as of December 31, 2012 and 2011 begins on page F-1 of this Report.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Operating Officer/Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based on that evaluation, our Chief Executive Officer and Chief Operating Officer/Chief Financial Officer concluded that as of December 31, 2012, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our assessment we determined that, as of December 31, 2012, the Company’s internal controls over financial reporting are effective based on those criteria.

(c) Changes in internal control over financial reporting

During the fourth quarter of 2012, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by Item 10 of Part III is included in our Proxy Statement relating to the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 11 of Part III is included in our Proxy Statement relating to the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholders

The information required by Item 12 of Part III is included in our Proxy Statement relating to the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by Item 13 of Part III is included in our Proxy Statement relating to the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by Item 14 of Part III is included in our Proxy Statement relating to the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

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

* Filed herewith

LIGHTBRIDGE CORPORATION

December 31, 2012 and 2011

ANDERSON BRADSHAW PLLC
CERTIFIED PUBLIC ACCOUNTANTS

Russell E. Anderson, CPA
Russ Bradshaw, CPA
William R. Denney, CPA
Sandra Chen, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Lightbridge Corporation

We have audited the accompanying consolidated balance sheets of Lightbridge Corporation (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, cash flows, and changes in stockholders' equity for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lightbridge Corporation as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

s/Anderson Bradshaw PLLC
Salt Lake City, Utah
February 22, 2013

5296 S. Commerce Dr
Suite 300
Salt Lake City, Utah
84107
USA
(T) 801.281.4700
(F) 801.281.4701

Suite A, 5/F
Max Share Center
373 Kings Road
North Point
Hong Kong
(T) 852.21.555.333
(F) 852.21.165.222

abcpas.net

Lightbridge Corporation
Consolidated Balance Sheets

	December	December
	31,	31,
	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$2,197,555	$3,569,098
Marketable securities	1,598,209	5,146,823
Restricted cash	553,682	551,883
Accounts receivable - project revenue and reimbursable project costs	601,803	277,211
Prepaid expenses & other current assets	574,590	269,697
Total Current Assets	5,525,839	9,814,712

Property Plant and Equipment -net	17,221	46,514

Other Assets
Patent costs - net	600,596	537,075
Security deposits	-	120,486
Total Other Assets	600,596	657,561

Total Assets	$6,143,656	$10,518,787

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$385,223	$1,680,433
Total Current Liabilities	385,223	1,680,433

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.001 par value, 50,000,000 authorized shares, no shares issued and outstanding	-	-

Common stock, $0.001par value, 500,000,000 authorized, 12,540,686 shares issued, 12,526,240 shares outstanding and 12,476,414 shares issued, 12,427,220 shares outstanding at December 31, 2012 and December 31, 2011, respectively	12,526	12,427

Additional paid in capital - stock and stock equivalents	71,955,631	70,946,951

Deficit	(66,212,849)	(62,155,774)

Common stock reserved for issuance, 2,264 shares and 17,120 shares at December 31, 2012 and December 31, 2011, respectively	3,125	34,750
Total Stockholders' Equity	5,758,433	8,838,354

Total Liabilities and Stockholders' Equity	$6,143,656	$10,518,787

The accompanying notes are an integral part of these consolidated financial statements

Lightbridge Corporation
Consolidated Statements of Operations

	Years Ended
	December 31,
	2012	2011
Revenue:
Consulting Revenue	$3,677,596	$6,356,424
Cost of Consulting Services Provided	2,266,815	3,992,153
Gross Margin	1,410,781	2,364,271

Operating Expenses
General and administrative	3,841,486	6,342,673
Research and development expenses	2,064,568	2,349,749
Total Operating Expenses	5,906,054	8,692,422
Operating Loss	(4,495,273)	(6,328,151)

Other Income and (Expenses)
Investment income	433,636	465,162
Other income (expenses)	4,562	(6,018)
Total Other Income and (Expenses)	438,198	459,144
Net loss before income taxes	(4,057,075)	(5,869,007)
Income taxes	-	-
Net loss	$(4,057,075)	$(5,869,007)

Net Loss Per Common Share, Basic and Diluted	$(0.32)	$(0.47)

Weighted Average Number of shares outstanding	12,491,106	12,376,548

The accompanying notes are an integral part of these consolidated financial statements

Lightbridge Corporation
Consolidated Statements of Cash Flows

	Years Ended
	December 31,
	2012	2011
Operating Activities:
Net Loss	$(4,057,075)	$(5,869,007)

Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock based compensation	975,421	1,513,021
Depreciation and amortization	28,357	26,962
Unrealized gains on marketable securities	(195,892)	(93,951)
Changes in non-cash operating working capital items:
Accounts receivable - fees and reimbursable project costs	(324,592)	713,352
Prepaid expenses and other assets	(184,407)	95,564
Accounts payable, accrued liabilities and other current liabilities	(1,295,210)	(337,929)
Deferred revenue	-	(98,110)
Net Cash Used In Operating Activities	(5,053,398)	(4,050,098)

Investing Activities:
Proceeds from the sale of marketable securities	3,979,469	10,408,785
Purchase of marketable securities	(234,963)	(5,000,300)
Property and equipment	936	(1,297)
Patent costs	(63,521)	(159,813)
Net Cash Provided By Investing Activities	3,681,921	5,247,375

Financing Activities:
Proceeds from the issuance of common stock	1,733	-
Restricted cash	(1,799)	(1,600)
Net Cash Used In Financing Activities	(66)	(1,600)

Net Increase (Decrease) In Cash and Cash Equivalents	(1,371,543)	1,195,677

Cash and Cash Equivalents, Beginning of Year	3,569,098	2,373,421

Cash and Cash Equivalents, End of Year	$2,197,555	$3,569,098

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-Cash Financing Activity:
Grant of Common Stock for Payment of Accrued Liabilities	$-	$70,000

The accompanying notes are an integral part of these consolidated financial statements

Lightbridge Corporation
Consolidated Statement of Changes in Stockholders' Equity
For The Years Ended December 31, 2012 and 2011

					Stock
	Common Stock		Additional		Committed	Stockholders’
			Paid-in		Future
	Shares	Amount	Capital	Deficit	Issuance	Equity
Balance - December 31, 2010	12,345,840	$12,346	$69,370,261	$(56,286,767)	$28,500	$13,124,340
Shares issued - stock grants	81,380	81	115,419		(115,500)	-
Net loss for the year				(5,869,007)		(5,869,007)
Stock-based compensation			1,461,271		121,750	1,583,021
Balance - December 31, 2011	12,427,220	$12,427	$70,946,951	$(62,155,774)	$34,750	$8,838,354
Shares issued - stock grants	99,020	99	45,759		(44,125)	1,733
Net loss for the year				(4,057,075)		(4,057,075)
Stock-based compensation			962,921		12,500	975,421
Balance - December 31, 2012	12,526,240	$12,526	$71,955,631	$(66,212,849)	$3,125	$5,758,433

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

Technology Business Segment

Our primary business segment, based on future revenue potential, is to develop innovative, proprietary nuclear fuel designs which we expect will significantly enhance the nuclear power industry’s economics and increase power output by: (1) extending the fuel cycle to 24 months while simultaneously increasing the power output by up to 17% in existing pressurized water reactors (PWR’s”), including Westinghouse 4-loop reactors, which are currently limited to an 18-month fuel cycle; (2) enabling increased reactor power output (up to 30% increase) without changing the core size in new-build PWRs; and (3) improving the back-end of the fuel cycle related to the volume of used fuel per kilowatt-hour as well as non-proliferation of weapons-usable materials. There are significant technology synergies among our primary fuel products due to utilization of the proprietary metallic fuel rod technology that is at the core of each of them. As a result, once completed, full-scale demonstration and qualification of the metallic fuel rod technology will simultaneously advance all of our product families currently under development.

We are currently focusing our development efforts on three primary fuel product lines: (1) all-uranium seed and blanket fuel for existing plants, (2) all-metal fuel (i.e., non-oxide fuel) for new build reactors, and (3) thorium-based seed and blanket fuel for both existing and new build reactors. Each of the fuel designs utilizes our metallic fuel rod technology.

Consulting Business Segment

Our business model expanded with the establishment of a consulting business segment in 2007, through which we provide consulting and strategic advisory services to companies and governments planning to create or expand electricity generation capabilities using nuclear power plants. On August 1, 2008, we signed separate consulting services agreements with two government entities; Emirates Nuclear Energy Corporation (“ENEC”) formed by Abu Dhabi, one of the member Emirates of the United Arab Emirates (“UAE”), and the Federal Authority for Nuclear Regulation (“FANR”) formed by the government of the UAE. Under these two agreements, we provide consulting and strategic advisory services over a contract term of five years starting from June 23, 2008. The termination date of our agreement with ENEC was extended to December 31, 2013, and for FANR was extended to December 31, 2014. These termination dates can be extended upon agreement by both parties.

Accounting Policies and Pronouncements

Basis of Consolidation

These financial statements include the accounts of Lightbridge, a Nevada corporation, and our wholly-owned subsidiaries, TPI, a Delaware corporation, Lightbridge International Holding LLC, a Delaware limited liability company and our foreign branch offices.

All significant intercompany transactions and balances have been eliminated in consolidation. We registered a branch office in the United Kingdom in 2008 called Lightbridge Advisors Limited (currently inactive) and we also established a branch office in Moscow, Russia, in July 2009, both which are wholly owned by Lightbridge International Holding LLC.

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

Certain Risks, Uncertainties and Concentrations

Management anticipates, based on our current working capital and our current projected working capital requirements, that we will have enough working capital funds to sustain our current operations at our current operating level until 2014. We will need to raise additional capital in 2014 by way of an offering of equity securities, an offering of debt securities, a financing through a bank, or a strategic alliance with another entity. We may also need to raise additional capital sooner for research and development expenses in 2013 if our consulting business segment becomes non-sustaining. Currently, we are working on consulting revenue opportunities with the overall goal of increasing our profitability and cash flow.

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

Accounts receivable are typically unsecured and are primarily derived from revenues earned from customers located in the Middle East. We perform ongoing evaluations to determine customer credit and we limit the amount of credit we extend, but generally we do not require collateral from our customers. We maintain reserves for estimated credit losses, however, no reserve has been set up for 2012 and 2011, as we have not incurred any credit losses from our customers, to date. Substantially all of our consulting revenues were from our Middle East contracts for the years ended December 31, 2012 and 2011. One consulting firm accounted for 31% and 30% of our total cost of consulting services provided, for the years ended December 31, 2012 and 2011, respectively.

Revenue Recognition

Consulting Business Segment

At the present time, we derive all of our revenue from our consulting and strategic advisory services business segment, by offering consulting services to governments outside the United States planning to create or expand electricity generation capabilities using nuclear power plants. Our fee structure for each client engagement is dependent on a number of variables, including the size of the client, the complexity, the level of the opportunity for us to improve the client’s electrical generation capabilities using nuclear power plants, and other factors. The accounting policy we use to recognize revenue depends on the terms and conditions of the specific contract.

Revenues from the Executive Affairs Authority (“EAA”) of Abu Dhabi, one of the member Emirates of the UAE, and the related entities, ENEC and FANR, are billed and recognized on a time and expense basis.

Certain customer arrangements require evaluation of the criteria outlined in the accounting standards for reporting revenue “ Gross as a Principal Versus Net as an Agent ” in determining whether it is appropriate to record the gross amount of revenue and related costs, or the net amount earned as agent fees. Generally, when we are primarily obligated in a transaction, revenue is recorded on a gross basis. Other factors that we consider in determining whether to recognize revenue on a gross versus net basis include our assumption of credit risk, latitude in establishing prices, our determination of service specifications and our involvement in the provision of services. We have determined, based on the credit risk that we bear for collecting consulting fees, travel costs and other reimbursable costs from our customers, that in 2012 and 2011 we acted as a principal, and therefore we are recognizing as revenue all travel costs and other reimbursable costs billed to our customers.

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

Stock-Based Compensation

The stock-based compensation expense incurred by Lightbridge for employees and directors in connection with its stock option plan is based on the employee model of ASC 718, and the fair market value of the options is measured at the grant date. Under ASC 718 employee is defined as, “An individual over whom the grantor of a share-based compensation award exercises or has the right to exercise sufficient control to establish an employer-employee relationship based on common law as illustrated in case law and currently under U.S. Tax Regulations”. Our advisory board members and consultants do not meet the employer-employee relationship as defined by the IRS and therefore are accounted for under ASC 505-50.

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

We have elected to use the Black-Scholes-Merton pricing model to determine the fair value of stock options on the measurement date of the grant. Restricted stock units are measured based on the fair market values of the underlying stock on the measurement date of the grant. Shares that are issued to officers on the exercise dates of their stock options may be issued net of the statutory withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the actual number of shares exercised under the stock option. We recognize stock-based compensation using the straight-line method.

For the years ended December 31, 2012 and 2011, we recognized stock-based compensation of approximately $1.0 million and $1.5 million respectively. Related income tax benefits were not recognized, as we incurred a tax loss for both years.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximate fair value because of their generally short maturities. We carry marketable securities at fair value.

Cash and Cash Equivalents, Restricted Cash and Marketable Securities

We invest our excess cash in money market mutual funds, and mutual bond funds. We classify all highly liquid investments with stated maturities of three months or less from date of purchase as cash equivalents and all highly liquid investments with stated maturities of greater than three months as marketable securities. We hold cash balances in excess of the federally insured limits of $250,000 with two prominent financial institutions. We deem this credit risk not to be significant as our cash is held by major prominent financial institutions. Total cash and cash equivalents held in checking accounts and a money market core cash account, as reported on the accompanying consolidated balance sheets, totaled approximately $2.2 million and $3.6 million at December 31, 2012 and 2011, respectively.

Restricted cash represents cash being held by one prominent financial institution that is being used as collateral for our corporate credit cards and future letters of credit that we may issue to some of our foreign customers. The total balance of our restricted cash at December 31, 2012 and 2011, was approximately $0.6 million.

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

All marketable securities are classified as available-for-sale securities and are reported at their fair value (level 1). A level 1 measurement under the FASB pronouncements is the first tier of a three tier hierarchy for fair value measurements used in valuation methodologies. This valuation level allows for fair value measurements where the inputs are the quoted prices for the assets in the active markets. All of our marketable securities have quoted market prices and these quoted prices are used to determine the fair value of our marketable securities.

The total quoted fair value of our marketable securities at December 31, 2012, was approximately $1.6 million. This amount was held in the following mutual funds: (1) Doubleline Total Return Bond Fund (Symbol - DLTNX) -$0.8 million; (2) Vanguard High Yield Corp Investor Fund (Symbol -VWEHX) - $0.1 million; and (3) Vanguard GNMA Investor Fund (Symbol -VFIIX) - $0.7 million. The cost basis of these above investments was approximately $1.6 million.

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

Investment Income is earned on marketable securities and consists of unrealized gains (losses), realized capital gains or losses, interest and dividends received, as reported to us from the financial institutions in which they were reinvested, and totaled approximately $0.4 million and $0.5 million for the years ended December 31, 2012 and 2011, respectively. We elected the fair value option permitted under FASB ASC 825 to report the unrealized gains and losses from our marketable securities in our accompanying consolidated statement of operations instead of other comprehensive income and loss. Management believes the fair value option provides a better indication of the Company’s performance.

Trade Accounts Receivable

We record accounts receivable at the invoiced amount and we do not charge interest. We review the accounts receivable by amounts due from customers which are past due, to identify specific customers with known disputes or collectability issues. In determining the amount of the reserve, we make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. We will also maintain a sales allowance to reserve for potential credits issued to customers. We will determine the amount of the reserve based on historical credits issued.

There was no provision for doubtful accounts recorded at December 31, 2012 and 2011, as we have not experienced any bad debt write-offs from any of our customers. Substantially all accounts receivable at December 31, 2012 and 2011, are from the FANR and ENEC contracts (see Note 3-Accounts Receivable – Project Revenue and Project Costs).

Property, Plant and Equipment

Property, plant and equipment are comprised of furniture, computers and office equipment and is stated at cost less accumulated depreciation. Depreciation of furniture, computers and office equipment is recognized over the estimated useful life of the asset, generally five years utilizing the straight line depreciation methodology. Upon disposition of assets, the related cost and accumulated depreciation are eliminated and any gain or loss is included in the statement of income. Expenditures for major improvements are capitalized. Expenses related to maintenance and repairs are recognized as the costs are incurred.

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

Foreign Currency

The functional currency of our international subsidiaries and branches is the local currency. We translate the financial statements of these subsidiaries to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenues, costs, and expenses. The translation gains/losses for our branch office in Russia were not significant for the years ended December 31, 2012 and 2011.

Patents and Legal Costs

Patents are stated on the accompanying consolidated balance sheets at cost less accumulated amortization. The costs of the patents, once placed in service, will be amortized on a straight-line basis over their estimated useful lives or the remaining legal lives of the patents, whichever is shorter. The amortization periods for our patents can range between 17 and 20 years if placed into service at the beginning of their legal lives. Our patents have not been placed in service for the years ended December 31, 2012 and 2011.

Legal costs are expensed as incurred except for legal costs to file for patent protection, which are capitalized and reported as patents on the accompanying consolidated balance sheets.

Impairment of long-lived assets

Long-lived assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges for the years ended December 31, 2012 and 2011.

Research, Development and Related Expenses

These costs from our Technology business segment are charged to operations in the year incurred and are shown on a separate line on the accompanying Consolidated Statement of Operations. Research and development and related expenses totaled approximately $2.1 million and $2.3 million for the years ended December 31, 2012 and 2011.

Segment Reporting

We use the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by our chief decision makers for making operating decisions and assessing performance, as the source for determining our reportable segments. We have determined that we have two operating segments as defined by the FASB accounting pronouncement, “ Disclosures about Segments of an Enterprise and Related Information ”. As discussed above, our two reporting business segments are our technology business and our consulting services business (See Note 12-Business Segment Results).

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

Retirement 401(K) Plan

We have a 401(k) savings plan that was set up in 2006 covering substantially all of our employees. Eligible employees may contribute through payroll deductions. There were no Company matching contributions made to the 401(k) savings plan in 2012 and 2011.

Recent Accounting Pronouncements

Recently Adopted

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 clarifies some existing concepts, eliminates wording differences between U.S. GAAP and IFRS, and in some limited cases, changes some principles to achieve convergence between U.S. GAAP and IFRS. ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 was effective for the Company beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material effect on our operating results or financial position.

In September 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill and other intangible assets such as patents for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2011-08 did not have a material effect on our operating results or financial position.

In September 2010, the SEC issued Release 33-9142, that amended the SEC’s rules and forms, which removed the requirement for issuers that are neither accelerated filers nor large accelerated filers to obtain an auditor attestation report on internal control over financial reporting. Therefore, smaller reporting companies will not need their auditors to test internal controls; however, management will still need to do its assessment for the years ended December 31, 2012 and 2011. We are a smaller reporting company and our management conducted its assessment of our internal controls over financial reporting in 2012 and 2011. In 2012, we elected not to voluntarily obtain an opinion from our auditors on the Company’s internal controls over financial reporting.

Note 2. Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period except that it does not include unvested common shares subject to repurchase or cancellation. Diluted net income per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, warrants, restricted shares, and unvested common shares subject to repurchase or cancellation. The dilutive effect of outstanding stock options, restricted shares, restricted stock units, and warrants is not reflected in diluted earnings per share because we incurred net losses for the years ended December 31, 2012 and 2011, and the effect of including these potential common shares in the diluted earnings per share calculations would be anti-dilutive and are therefore not included in the calculations.

The following table sets forth the computation of the basic and diluted loss per share (in millions except shares and per share amounts):

	2012	2011
Numerator:
Net loss	$(4.1)	$(5.9)
Denominator:
Weighted-average common shares outstanding	12,491,106	12,376,548
Basic and diluted net loss per share	$(0.32)	$(0.47)

Note 3. Accounts Receivable – Project Revenue and Reimbursable Project Costs

ENEC and FANR Projects

The total accounts receivable from the ENEC and FANR contracts was approximately $0.6 million and $0.3 million at December 31, 2012 and 2011, respectively. These amounts represent approximately 97 percent and 100 percent of the total accounts receivable reported at December 31, 2012 and 2011, respectively. Approximately 98 percent and 78 percent of the total revenues reported for the years ended December 31, 2012 and 2011 were from the ENEC and FANR contracts.

Total unbilled accounts receivable included in the accompanying consolidated balance sheets and reported in accounts receivable of approximately $0.2 million at December 31, 2012 and 2011, respectively, is for work that was billed to our clients in January 2013 and January 2012, respectively. Foreign currency transaction exchange losses and translation gains and losses for the years ended December 31, 2012 and 2011, were not significant.

Travel costs and other reimbursable costs under these contracts are reported in the accompanying statement of operations as both revenue and cost of consulting services provided, and totaled approximately $0.5 million for the years ended December 31, 2012 and 2011, respectively. The total travel and other reimbursable expenses that have not been reimbursed to us and are included in total accounts receivable reported above from our consulting contracts were approximately $0.1 million at December 31, 2012 and 2011.

Under these agreements, revenue will be recognized on a time and expense basis. We periodically discuss our consulting work with ENEC and FANR, who will review the work we perform, and our reimbursable travel expenses, and accept our monthly invoicing for services and reimbursable expenses. We expect the variation of revenue we earn from these contracts to continue. The termination date of our agreement with ENEC was extended to December 31, 2013, and for FANR was extended to December 31, 2014. These termination dates can be extended upon agreement by both parties.

The provisions in the GCC and Kuwait contracts in 2011 obligated them to pay the Company milestone payments contingent on the achievement of certain substantive deliverables under the contract. The final work product we delivered under the contract with the GCC was to issue a feasibility report on regional cooperation in the development of civilian nuclear power for electricity and water desalination. These milestone events included completion of meetings with all GCC members; delivery of assumptions and methodology; submittal of a discussion paper; delivery of a preliminary report and delivery of a final feasibility report to the GCC members. The Company recognized milestone payments from the GCC as revenue when the Company achieved the underlying contractual milestones. Milestone payments were not dependent on any other future activities or achievement of any other future milestones. The achievement of each of the contractual milestones was substantively at risk and contingent at the effective date of the contract. Substantial effort was involved in achieving each of the milestones. These milestones represent the culmination of discrete earnings processes, and the amount of each milestone payment was reasonable in relation with the level of effort associated with the achievement of the milestone. Each milestone payment was nonrefundable and non-creditable when made. Furthermore, these milestones were considered substantive because the consideration earned from the achievement of each milestone (a) was commensurate with the Company’s performance to achieve the milestone, (b) relates solely to past performance, and (c) was reasonable relative to all of the deliverables and payment terms (including other potential milestone consideration) within the arrangement. Total revenue recognized from the GCC contract for the year ended December 31, 2011 was approximately $1.4 million. For our consulting work with Kuwait, total revenue recognized for the year ended December 31, 2011, was approximately $0.3 million. The GCC and Kuwait contracts were both completed in 2011.

Note 4. Prepaid Expenses other Current Assets

Prepaid expenses consist primarily of prepayments made for various insurance policies, rent, deferred project costs relating to our consulting contracts and accounting software licensing costs. Total prepaid expenses and other current assets reported on the accompanying consolidated balance sheets at December 31, 2012 and 2011, were approximately $0.6 million and $0.3 million, respectively.

Note 5. Property, Plant and Equipment, net

The following represents the detail of our property, plant and equipment (in millions), net at December 31, 2012 and 2011:

	2012	2011
Furniture, computers and office equipment	$0.1	$0.1
Accumulated depreciation	(0.1)	(0.1)
Net book value	$-	$-

Asset lives are five years and the depreciation method is straight line for all of the above assets. There was no gain or loss on disposition of assets in 2012 and 2011.

Note 6. Patents and Other Assets

Patents represent legal fees and filing costs that are capitalized and amortized over their estimated useful lives of 17 to 20 years or their remaining legal lives, whichever is shorter, after they are placed in service. There were no patents placed in service for the years ended December 31, 2012 and 2011. In 2012, we capitalized approximately $0.1 million for patent filing costs, for a total investment in patents of approximately $0.6 million as of December 31, 2012. In 2011, we capitalized approximately $0.2 million for patent filing costs, for a total investment in patents of approximately $0.5 million at December 31, 2011.

No amortization expense of patents was recorded in either of the years ended December 31, 2012 and 2011. These patents were not placed in service for the years ended December 31, 2012 and 2011, or in prior years.

Security deposits of approximately $0.1 million at December 31, 2012 and 2011, represent the security deposit placed on the McLean, Virginia corporate offices. The security deposit at December 31, 2012, is reported under the caption prepaid expenses and other current assets.

Note 7. Accounts Payable and Accrued Liabilities

Accounts payable and accrued expenses (in millions) consisted of the following:

	2012	2011
Trade payables	$0.2	$0.1
Accrued expenses and other	0.2	0.6
Accrued payroll liabilities	0.0	1.0
Total	$0.4	$1.7

Note 8. Income Taxes

Our tax provision is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2012 and 2011 annual effective tax rate is estimated to be a combined 40% for the U.S. federal and state statutory tax rate. We review tax uncertainties in light of changing facts and circumstances and adjust them accordingly. As of December 31, 2012 and 2011, there were no tax contingencies recorded.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting, and the amounts recognized for income tax purposes. The significant components of deferred tax assets (at a 40% effective tax rate) as of December 31, 2012 and 2011, respectively, are as follows:

Deferred Tax Assets (in millions)

	Total	Total	Deferred Tax Asset
	2012	2011	2012	2011
Capitalized start-up costs	$5.1	$5.6	$2.0	$2.2
Stock-based compensation	21.7	21.1	8.7	8.5
Net operating loss carry-forward	34.4	30.5	13.8	12.1
Less: valuation allowance	(61.2)	(57.2)	(24.5)	(22.8)
	$-	$-	$-	$-

We have a net operating loss carry-forward for federal and state tax purposes of approximately $34.2 million at December 31, 2012, that is available to offset future taxable income, which will begin to expire in the year 2021. For financial reporting purposes, no deferred tax asset was recognized because at December 31, 2012 and 2011, management estimates that it is more likely than not that substantially all of the net operating losses will expire unused. As a result, the amount of the deferred tax assets considered realizable was reduced 100% by a valuation allowance. The change in the valuation allowance was approximately $1.7 million and $2.3 million for the years ended December 31, 2012 and 2011, respectively. Many of the Company’s operating expenses in its 2007 and 2006 tax years were classified under the Internal Revenue Code as capitalized “Startup Costs”, which did not begin to be deductible for tax purposes until 2008. The Company files a consolidated tax return with its subsidiaries. The Company is no longer subject to U.S. federal, state, or non-U.S. income tax examinations by tax authorities for tax years before 2009, except that earlier years can be examined for the sole purpose of challenging the net operating loss carry-forwards arising in those years.

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

Operating Leases

We entered into an agreement to lease office space under the terms of a sublease with a term of 65 months commencing August 1, 2008. Under the terms of the sublease, the lease payments are inclusive of pass-through costs. We are not charged additional amounts for real estate taxes and standard operating expenses. We paid an initial monthly rental fee in the amount of approximately $43,000 in accordance with the sublease agreement. Parking fees, and rent payments increase by a factor of 4% each year thereafter. The monthly straight-line rental expense from August 1, 2008 to December 1, 2013, is approximately $45,000. As a result of the straight-line rent calculation generated by the one free rent period and rent escalation, we have recorded in accrued liabilities a deferred rent credit of approximately $44,000 and $70,000 at December 31, 2012 and 2011, respectively. Rent expense was approximately $0.7 million for the years ended December 31, 2012 and 2011.

Estimated total annual rental payments (in millions) under our operating leases are as follows:

Total
Year ending - December 31, 2013	0.7
Total minimum lease payments	$0.7

Note 10. Research and Development Costs

Research and Development Costs

Research and development costs, included in the accompanying consolidated statements of operations amounted to approximately $2.1 million and $2.3 million for the years ended December 31, 2012 and 2011, respectively.

On September 19, 2012, Lightbridge issued Task Order No. 1 (the “TO”) under our Master Research Services Agreement with Texas A&M University. The scope of the TO includes certain neutronic modeling work to be performed by Texas A&M University for Lightbridge. The results of this work will be used to enhance our neutronic modeling capability using industry standard computer codes. All of the work under this TO is expected to be completed by March 1, 2013. The TO has a fixed total price of $46,666, of which $23,333 is due upon execution of the TO and receipt of invoice, $11,667 due on December 15, 2012, and the remaining $11,666 due the later of March 1, 2013 or delivery of the final report. As of the date hereof, $35,000 of the total amount of $46,666 due to Texas A&M University under the TO has already been paid by Lightbridge.

In addition, we have consulting agreements with several consultants working on various projects for us, which total approximately $10,000 per month.

Note 11. Stockholders’ Equity

At December 31, 2012, there are 500,000,000 shares of authorized common stock. Total common stock outstanding at December 31, 2012 and December 31, 2011, was 12,526,240 and 12,427,220 shares, respectively. At December 31, 2012, there were 2,264 shares reserved for future issuance, 1,034,996 stock warrants, 1,639,842 stock options outstanding and 43,032 total unvested shares of restricted stock (of which 14,446 unvested restricted stock was issued but not vested at December 31, 2012 and therefore not considered in our total outstanding shares on the accompanying consolidated balance sheet), all totaling 15,246,374 of total stock and stock equivalents outstanding at December 31, 2012.

Sale of Unregistered Securities

During the twelve months ended December 31, 2012, we issued 855 shares of our Common Stock to replace 855 shares that had been mistakenly escheated by the state of Nevada from one of our shareholders, and subsequently sold by the state of Nevada for $1,733. The state of Nevada remitted the proceeds of this stock sale to us, and we issued these 855 common shares back to the shareholder.

Registered Direct Offering and Outstanding Warrants

On July 22, 2010, we completed an offering (the “Offering”) with certain institutional investors on the sale of 2,069,992 shares of our common stock and warrants to purchase a total of 1,034,996 shares of our common stock for aggregate gross proceeds, before deducting fees to the Placement Agent and other estimated offering expenses payable by us, of approximately $13.7 million. The common stock and warrants were sold in fixed combinations, with each combination consisting of one share of common stock and a warrant to purchase 0.5 shares of common stock. The purchase price was $6.60 per fixed combination. The warrants became exercisable six months and one day following the closing date (July 28, 2010, i.e., exercisable beginning January 29, 2011) of the Offering and will remain exercisable for seven years from the date of issuance at an exercise price of $9.00 per share. The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The exercisability of some of the warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.99% of our common stock. This limit may be increased to up to 9.99% upon no fewer than 60 days' notice.

We received net proceeds of approximately $12.6 million after payment of certain fees and expenses related to the Offering. The allocation of the proceeds from the offering, based on the relative fair value of the common stock and the warrants resulted in the allocation of approximately $9.0 million to the common stock and approximately $3.6 million to the warrants which was recorded to additional paid-in capital-stock and stock equivalents.

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

Total stock options outstanding at December 31, 2012 and 2011, were 1,639,842 and 1,674,065, respectively of which 1,523,536 and 1,345,541 of these options were vested at December 31, 2012 and 2011. Stock option expense was approximately $0.7 million and approximately $1.0 million for the years ended December 31, 2012 and 2011, respectively.

Stock option transactions to the employees, directors, advisory board members and consultants are summarized as follows for the year ended December 31, 2012:

		Weighted	Weighted
		Average	Average
	Options Outstanding	Exercise	Fair
		Price	Value

Beginning of the year	1,674,065	$11.37	$10.74
Granted
Exercised
Forfeited	(167)	$6.30	$5.67
Expired	(34,056)	$9.42	$7.48

End of year	1,639,842	$11.46	$10.85

Options exercisable	1,523,536	$11.82	$11.22

Stock option transactions to the employees, directors, advisory board members and consultants are summarized as follows for the year ended December 31, 2011:

		Weighted	Weighted
		Average	Average
	Options Outstanding	Exercise	Fair
		Price	Value

Beginning of the year	1,772,348	$11.81	$11.04
Granted	87,887	$5.51	4.88
Exercised
Forfeited	(2,833)	$8.58	$7.73
Expired	(183,337)	$12.90	$10.96

End of year	1,674,065	$11.37	$10.74

Options exercisable	1,345,541	$12.62	$11.99

The above tables include options issued and outstanding as of December 31, 2012 as follows:

i)	A total of 273,536 non-qualified 5-10 year options have been issued, and are outstanding, to advisory board members at exercise prices of $4.50 to $14.40 per share.

ii)

A total of 1,136,748 non-qualified 8-10 year options have been issued, and are outstanding, to our directors, officers and employees at exercise prices of $5.42 to $23.85 per share. From this total, 665,088 options are outstanding to the Chief Executive Officer who is also a director, with remaining contractual lives of 2.9 years to 8.2 years. All other options issued to directors, officers and employees have a remaining contractual life ranging from 2.9 years to 8.3 years.

iii)	A total of 229,558 non-qualified 8-10 year options have been issued, and are outstanding, to our consultants at exercise prices of $5.70 to $19.20 per share.

The following table provides certain information with respect to the above-referenced stock options that are outstanding and exercisable at December 31, 2012:

	Stock Options Outstanding			Stock Options Vested
	Weighted			Weighted
	Average			Average
	Remaining		Weighted	Remaining		Weighted
	Contractual			Contractual
		Number	Average		Number	Average
	Life			Life
		of			of
	- Years	Awards	Exercise	- Years	Awards	Exercise
			Price			Price
Exercise Prices
$4.50 - $8.70	6.27	844,801	$6.33	6.04	728,495	$6.27
$9.00 - $12.90	4.94	130,037	$10.46	4.94	130,037	$10.46
$13.50-$18.90	3.3	358,336	$14.17	3.3	358,336	$14.17
$19.20-$23.85	2.65	306,668	$22.84	2.65	306,668	$22.84
Total	4.84	1,639,842	$11.46	4.62	1,523,536	$11.82

The following table provides certain information with respect to the above-referenced stock options that are outstanding and exercisable at December 31, 2011:

	Stock Options Outstanding			Stock Options Vested
	Weighted			Weighted
	Average			Average
	Remaining		Weighted	Remaining		Weighted
	Contractual			Contractual
		Number	Average		Number	Average
	Life			Life
		of			of
	- Years	Awards	Exercise	- Years	Awards	Exercise
			Price			Price
Exercise Prices
$4.50 - $8.70	7.07	871,195	$6.38	6.44	542,671	6.48
$9.00 - $12.90	5.08	152.340	$10.51	5.08	152,340	10.51
$13.50-$18.90	4.26	343,862	$14.14	4.26	343,862	14.14
$19.20-$23.85	3.65	306,668	$22.84	3.65	306,668	22.84
Total	5.69	1,674,065	$11.37	5.09	1,345,541	12.62

The aggregate intrinsic value of stock options outstanding at December 31, 2012 and 2011 was $0, all of which related to vested awards. Intrinsic value is calculated based on the difference between the exercise price of the underlying awards and the quoted price of our common stock as of the reporting date ($1.41 and $2.04 per share as of the close on December 31, 2012 and 2011, respectively).

Restricted Stock Award Activity

			Weighted
			Average
			Grant
			Date Fair
	Number of		Value
	Units
Total awards outstanding at December 31, 2011	120,021		$6.14
Units granted		$
Units Exercised/Released	(76,989)		$5.95
Units Cancelled/Forfeited		$
Total awards outstanding at December 31, 2012	43,032		$6.49

Total units vested	-
Total units non-vested	43,032		$6.49
Total shares outstanding at December 31, 2012	43,032		$6.49

The following summarizes our restricted stock unit activity:

Scheduled vesting for outstanding restricted stock units at December 31, 2012 is as follows:

	Year Ended
	December 31,
	2013	2014	2015	2016	Thereafter	Total

Scheduled vesting—restricted stock units	28,739	14,293	--		--	43,032

As of December 31, 2012 and 2011, there was $0.1 and $0.4 million of net unrecognized compensation cost related to unvested restricted stock-based compensation arrangements, respectively. This compensation is recognized on a straight line basis resulting in approximately $0.1 million of the compensation expected to be expensed in the next twelve months, and the total unrecognized has a weighted average recognition period of 1.0 years.

We use the historical volatility of our stock price since January 5, 2006, the date we announced that we were becoming a public company, to estimate the future volatility of our stock. At this time we do not believe that there is a better objective method to predict the future volatility of our stock. We estimate the term of our option awards based on the full term of the award. To date we have had very few exercises of our options, and those exercises have occurred just before the expiration date of the awards. Since the strike price of most of our outstanding awards is greater than the price of our stock, generally awards have expired at the end of the term. We estimate the effect of future forfeitures of our grants based on an analysis of historical forfeitures of unvested grants, as we have no better objective basis for that estimate. The expense that we have recognized related to our grants of options and restricted stock includes the estimate for future pre-vest forfeitures. We will adjust the actual expense recognized as future pre-vest forfeitures as they occur. We have estimated that 1.4% and 3.0% of our option and restricted stock grants respectively, will be forfeited prior to vesting.

There were no stock options granted for the twelve months ended December 31, 2012. Assumptions used in the Black Scholes option-pricing model for the year ended December 31, 2011 were as follows:

Year Ended
12/31/2011

Average risk-free interest rate	3.35%
Average expected life- years	10
Expected volatility	94.32%
Expected dividends	0

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

During the years ended December 31, 2012 and 2011, approximately $1.0 million and $1.5 million respectively, were recorded as total stock-based compensation. Stock-based compensation expense is recorded under the caption general and administrative expenses in the accompanying consolidated statements of operations.

Common Stock reserved for Future Issuance

Common stock reserved for future issuance at December 31, 2012 consists of:

	Shares of	Amount
	Common Stock

Stock-based compensation	2,264	$3,125

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

The Company evaluates performance based on several factors, of which achievement of strategic goals toward future profitability and business segment income before taxes are the primary measures. The following tables show the operations of the Company’s reportable business segments for the years ended December 31, 2012 and 2011.

					Corporate and
	Consulting		Technology		Eliminations		Total
	2012	2011	2012	2011	2012	2011	2012	2011

Revenue	3,677,596	6,356,424	-	-	-	-	3,677,596	6,356,424

Segment Profit – Pre Tax	719,158	1,411,615	(2,064,568)	(2,349,749)	(2,711,664)	(4,930,873)	(4,057,075)	(5,869,007)

Total Assets	601,803	277,211	600,596	537,075	4,941,257	9,704,501	6,143,656	10,518,787

Property Additions	-	-	-	-	936	1,297	936	1,297

Interest Expense	-	-	-	-	-	-	-	-

Depreciation	-	-	1,577	2,120	26,780	24,842	28,357	26,962

Note 13. Subsequent Events

The Company has implemented the most recent FASB accounting pronouncement for reporting subsequent events. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the consolidated financial statements are issued. The adoption of this accounting pronouncement did not impact our financial position or results of operations. The Company evaluated all events or transactions that occurred after December 31, 2012, up through the date these consolidated financial statements were issued and no subsequent events occurred that required disclosure in the accompanying consolidated financial statements.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

LIGHTBRIDGE CORPORATION

Date: February 28, 2013	By:	/s/ Seth Grae
Seth Grae
Chief Executive Officer,
President and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on February 28, 2013.

Signature	Title

/s/ Seth Grae	Chief Executive Officer, President and Director
Seth Grae	(Principal Executive Officer)

/s/ James Guerra	Chief Financial Officer, Chief Operating Officer and Treasurer
James Guerra	(Principal Financial and Accounting Officer)

/s/ Thomas Graham, Jr.	Director
Thomas Graham, Jr.

/s/ Victor Alessi	Director
Victor Alessi

/s/ Jack Ladd	Director
Jack Ladd

/s/ Daniel B. Magraw, Jr.	Director
Dan Magraw