Form 10-Q
period 2013-03-31
LIGHTBRIDGE Corp
filed 2013-05-08
CIK 1084554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]     No [X]

The number of shares outstanding of each of the issuer’s classes of common equity, as of April 29, 2013 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	12,556,400

LIGHTBRIDGE CORPORATION
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012

PART I—FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Lightbridge Corporation
Condensed Consolidated Balance Sheets

	March 31,
	2013	December 31,
	(Unaudited)	2012
ASSETS
Current Assets
Cash and cash equivalents	$1,082,948	$2,197,555
Marketable securities	1,612,716	1,598,209
Restricted cash	554,092	553,682
Accounts receivable - project revenue and reimbursable project costs	418,113	601,803
Prepaid expenses & other current assets	706,369	574,590
Total Current Assets	4,374,238	5,525,839

Property Plant and Equipment –net	11,102	17,221

Other Assets
Patent costs – net	634,953	600,596
Total Assets	$5,020,293	$6,143,656

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$393,619	$385,223
Total Current Liabilities	393,619	385,223

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.001 par value, 50,000,000 authorized shares, no shares issued and outstanding	-	-

Common stock, $0.001 par value, 500,000,000 authorized, 12,548,935 shares outstanding and 12,526,240 shares outstanding at March 31, 2013 and December 31, 2012, respectively	12,549	12,526

Additional paid in capital - stock and stock equivalents	72,105,896	71,955,631

Deficit	(67,491,771)	(66,212,849)

Common stock reserved for issuance, 2,264 shares at December 31, 2012	-	3,125
Total Stockholders' Equity	4,626,674	5,758,433

Total Liabilities and Stockholders' Equity	$5,020,293	$6,143,656

The accompanying notes are an integral part of these condensed consolidated financial statements

Lightbridge Corporation
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2013	2012
Revenue:
Consulting Revenue	$515,950	$1,257,521
Cost of Consulting Services Provided	284,337	769,685
Gross Margin	231,613	487,836

Operating Expenses
General and administrative	881,778	945,362
Research and development expenses	643,273	496,708
Total Operating Expenses	1,525,051	1,442,070
Operating Loss	(1,293,438)	(954,234)

Other Income and (Expenses)
Investment income	15,556	151,558
Other income (expenses)	(1,040)	6,142
Total Other Income and Expenses	14,516	157,700
Net loss before income taxes	(1,278,922)	(796,534)
Income taxes	-	-
Net loss	$(1,278,922)	$(796,534)

Net Loss Per Common Share, Basic and Diluted	$(0.10)	$(0.06)

Weighted Average Number of shares outstanding	12,529,045	12,432,282

The accompanying notes are an integral part of these condensed consolidated financial statements

Lightbridge Corporation
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2013	2012
Operating Activities:
Net Loss	$(1,278,922)	$(796,534)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock-based compensation	147,163	350,745
Depreciation and amortization	6,119	6,166
Unrealized (gains) loss on marketable securities	3,359	(87,929)
Changes in non-cash operating working capital items:
Accounts receivable - fees and reimbursable project costs	183,690	(648,043)
Prepaid expenses and other assets	(131,779)	(67,901)
Accounts payable, accrued liabilities and other current liabilities	8,396	(268,122)
Net Cash Used In Operating Activities	(1,061,974)	(1,511,618)

Investing Activities:
Purchase of Marketable securities	(17,866)	(63,010)
Patent costs	(34,357)	(28,029)
Net Cash Used In Investing Activities	(52,223)	(91,039)

Financing Activities:
Restricted cash	(410)	(549)
Net Cash Used In Financing Activities	(410)	(549)

Net Decrease In Cash and Cash Equivalents	(1,114,607)	(1,603,206)

Cash and Cash Equivalents, Beginning of Period	2,197,555	3,569,098

Cash and Cash Equivalents, End of Period	$1,082,948	$1,965,892

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

LIGHTBRIDGE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation, Summary of Significant Accounting Policies and Nature of Operations

Basis of presentation

          The accompanying unaudited condensed consolidated financial statements of Lightbridge Corporation and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2012, included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Technology Business Segment

          Our primary business segment, based on future revenue potential, is to develop innovative, proprietary nuclear fuel designs which we expect will significantly enhance the nuclear power industry’s economics and increase power output by: (1) Providing an increase in power output of up to 10% while simultaneously extending the operating cycle length from 18 to 24 months in existing pressurized water reactors (which are currently limited to an 18-month operating cycle); alternatively, the power can be increased up to 17% while retaining an 18-month operating cycle; (2) Enabling increased reactor power output (up to 30% increase) without changing the core size in new build PWRs; and (3) Reducing the volume of used fuel per kilowatt-hour as well as enhancing proliferation resistance of spent fuel. There are significant technology synergies among our primary fuel products due to utilization of the proprietary metallic fuel rod technology that is at the core of each of them. As a result, once completed, full-scale demonstration and qualification of the metallic fuel rod technology will simultaneously advance all of our product families currently under development. In addition, as a result of the significantly lower temperature during operation, our metallic nuclear fuel rods are expected to have improved safety margins during anticipated off-normal events. Preliminary analytical modeling shows that under a large break loss-of-coolant (LOCA) scenario, unlike conventional uranium dioxide fuel, the cladding of the Lightbridge-designed metallic fuel rods stays at least 200 degrees below 850-900 degrees Celsius which is the temperature at which steam begins to react with zirconium in the cladding generating hydrogen gas.

          We are currently focusing our development efforts on three primary fuel product lines: (1) all-uranium seed and blanket fuel for existing plants, (2) all-metal fuel (i.e., non-oxide fuel) for new build reactors, and (3) thorium-based seed and blanket fuel for both existing and new build reactors. Each of the fuel designs utilizes our metallic fuel rod technology.

Consulting Business Segment

          Our business model expanded with the establishment of a consulting business segment in 2007, through which we provide consulting and strategic advisory services to companies and governments planning to create or expand electricity generation capabilities using nuclear power plants. On August 1, 2008, we signed separate consulting services agreements with two government entities; Emirates Nuclear Energy Corporation (“ENEC”) formed by Abu Dhabi, one of the member Emirates of the United Arab Emirates (“UAE”), and the Federal Authority for Nuclear Regulation (“FANR”) formed by the government of the UAE. Under these two original agreements, we have provided consulting and strategic advisory services over a contract term of five years starting from June 23, 2008. The contract with ENEC has been extended to December 31, 2013, and the FANR contract has been extended to December 31, 2014. These contracts can continue to be extended upon agreement by both parties.

Accounting Policies and Pronouncements

Basis of Consolidation

          These financial statements include the accounts of Lightbridge, a Nevada corporation, and our wholly-owned subsidiaries, TPI, a Delaware corporation, Lightbridge International Holding LLC, a Delaware limited liability company and our foreign branch offices.

          All significant intercompany transactions and balances have been eliminated in consolidation. We registered a branch office in the United Kingdom in 2008 called Lightbridge Advisors Limited (currently inactive) and we also established a branch office in Moscow, Russia, in July 2009, both of which are wholly owned by Lightbridge International Holding LLC.

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

Certain Risks, Uncertainties and Concentrations

          Management anticipates, based on our current working capital and our current projected working capital requirements, that we will have enough working capital funds to sustain our current operations at our current operating level until 2014. We will need to raise additional capital by way of an offering of equity securities, an offering of debt securities, a financing through a bank, or a strategic alliance with another entity. We may also need to raise additional capital for research and development expenses in 2013 if our consulting business segment becomes non-sustaining. Currently, we are working on consulting revenue opportunities with the overall goal of increasing our profitability and cash flow.

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

          Accounts receivable are typically unsecured and are primarily derived from revenues earned from customers located in the Middle East. We perform ongoing evaluations to determine customer credit and we limit the amount of credit we extend, but generally we do not require collateral from our customers. We maintain reserves for estimated credit losses, however, no reserve has been set up for 2013 and 2012, as we have not incurred any credit losses from our customers, to date. Substantially all of our consulting revenues were from our Middle East contracts for the three months ended March 31, 2013 and 2012. One consulting firm accounted for 14% and 79% of our total cost of consulting services provided, for the three months ended March 31, 2013 and 2012, respectively.

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

          Revenues from the Executive Affairs Authority (“EAA”) of Abu Dhabi, one of the member Emirates of the UAE, and the related entities, ENEC and FANR, are billed and recognized on a time and expense basis and the related costs are recognized as services are provided. Cost of consulting services includes labor, travel expenses and other related consulting costs.

          Where revenue is recognized upon the delivery and acceptance of defined contractual milestones or deliverables by our customer, all costs directly related to producing work are first capitalized as deferred project costs. Deferred project costs are then recognized or amortized to an expense captioned “cost of consulting services provided” on the accompanying consolidated statement of operations, when the revenue is recognized upon the delivery and acceptance of the defined contractual milestones or deliverables.

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

We have elected to use the Black-Scholes-Merton pricing model to determine the fair value of stock options on the measurement date. Restricted stock units are measured based on the fair market values of the underlying stock on the measurement date. Shares that are issued to officers on the exercise dates of their stock options may be issued net of the statutory withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the actual number of shares exercised under the stock option. We recognize stock-based compensation using the straight-line method.

          For the three months ended March 31, 2013 and 2012, we recognized stock-based compensation of approximately $0.1 million and $0.4 million respectively. Related income tax benefits were not recognized, as we incurred a tax loss for both years.

Fair Value of Financial Instruments

          The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximate fair value because of their generally short maturities. We carry marketable securities at fair value.

Cash and Cash Equivalents, Restricted Cash and Marketable Securities

          We invest our excess cash in money market mutual funds, and mutual bond funds. We classify all highly liquid investments with stated maturities of three months or less from date of purchase as cash equivalents and all highly liquid investments with stated maturities of greater than three months as marketable securities. We hold cash balances in excess of the federally insured limits of $250,000 with two prominent financial institutions. We deem this credit risk not to be significant as our cash is held by major prominent financial institutions. Total cash and cash equivalents held in checking accounts and a money market core cash account, as reported on the accompanying consolidated balance sheets, totaled approximately $1.1 million and $2.2 million at March 31, 2013 and December 31, 2012, respectively.

          Restricted cash represents cash being held by one prominent financial institution that is being used as collateral for our corporate credit cards and our letters of credit issued to some of our customers. There were no outstanding letters of credit as of March 31, 2013. The total balance of our restricted cash at March 31, 2013 and December 31, 2012, was approximately $0.6 million.

          We determine the appropriate classification of our investments in marketable securities at the time of purchase and reevaluate such designation at each balance sheet date. We have classified and accounted for our marketable securities as available-for-sale, however we carry these securities at fair value (see below election made to value these financial instruments at fair market value). The fair value of all securities is determined by quoted market prices.

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

          The total quoted fair value of our marketable securities at March 31, 2013 and December 31, 2012 was approximately $1.6 million. This amount was held in the following mutual funds: (1) Doubleline Total Return Bond Fund (Symbol - DLTNX) -$0.8 million; (2) Vanguard High Yield Corp Investor Fund (Symbol -VWEHX) - $0.1 million; and (3) Vanguard GNMA Investor Fund (Symbol -VFIIX) - $0.7 million. The cost basis of these above investments was approximately $1.6 million.

          The amount recorded as unrealized gain (loss), realized capital gain or loss, interest and dividends received, as reported to us from the financial institutions in which they were reinvested, and that we reported under the caption of investment income in the accompanying consolidated statement of operations, totaled approximately $16,000 and $152,000 for each of the three month periods ended March 31, 2013 and 2012. We elected the fair value option permitted under FASB ASC 825 to report the unrealized gains and losses from our marketable securities in our accompanying consolidated statement of operations instead of other comprehensive income and loss. Management believes the fair value option provides a better indication of the Company’s performance.

Income Taxes

          Income taxes are accounted for under the asset and liability method in accordance with United States generally accepted accounting principles. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases as well as operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance to the extent that the recoverability of the asset is unlikely to be recognized. We did not provide any current or deferred income tax provision or benefit for any periods presented to date because we have continued to experience a net operating loss since inception and therefore provide a 100% valuation allowance against all of our deferred tax assets (see Note 5-Income Taxes).

          The Company adopted the FASB ASC accounting guidance for recognizing and measuring uncertain tax positions, as defined in the FASB ASC Topic "Income Taxes ”. This guidance prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements. This guidance also provides accounting guidance on derecognizing, classification and disclosure of these uncertain tax positions. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company has not recognized any interest and penalties in 2013 or 2012.

Research, Development and Related Expenses

          These costs from our Technology business segment are charged to operations in the year incurred and are shown on a separate line on the accompanying Consolidated Statement of Operations. Research and development and related expenses totaled approximately $0.6 million and $0.5 million for the three month periods ended March 31, 2013 and 2012.

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

Recent Accounting Pronouncements

          The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

Note 2. Net Loss Per Share

          Basic net loss per share is computed using the weighted-average number of common shares outstanding during the reporting period. Diluted net income per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the reporting period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, warrants, restricted shares, and unvested common shares subject to repurchase or cancellation. The dilutive effect of outstanding stock options, restricted stock units, and warrants is not reflected in diluted earnings per share because we incurred net losses for the three months ended March 31, 2013 and 2012, and the effect of including these potential common shares in the diluted earnings per share calculations would be anti-dilutive and are therefore not included in the calculations.

Note 3. Accounts Receivable - Project Revenue and Project Costs

ENEC and FANR Projects

          The total accounts receivable from the ENEC and FANR contracts was approximately $0.4 million and $0.6 million at March 31, 2013 and December 31, 2012, respectively. These amounts due from ENEC and FANR represent approximately all of the total accounts receivable reported at March 31, 2013 and December 31, 2012.

          Total unbilled accounts receivable included in the accompanying consolidated balance sheets and reported in accounts receivable of approximately $0.2 million at March 31, 2013 and December 31, 2012 is for work that was billed to our clients in April 2013 and January 2013, respectively. Foreign currency transaction exchange gains (losses) were not significant for the three months ended March 31, 2013 and 2012, respectively, which is reported in the caption “other income and expenses” on the accompanying consolidated statement of operations. Translation gains and losses for the three months ended March 31, 2013 and 2012 were also not significant.

          Travel costs and other reimbursable costs under these contracts are reported in the accompanying statement of operations as both revenue and cost of consulting services provided, and totaled approximately $28,000 and $142,000 for the three month periods ended March 31, 2013 and 2012. The total travel and other reimbursable expenses that have not been reimbursed to us and are included in total accounts receivable reported above from our consulting contracts were not significant.

          We expect to continue to provide strategic advisory services to ENEC and FANR and we also expect the variation of revenue we earn from these contracts to continue. Under these agreements, revenue will be recognized on a time and expense basis. We periodically discuss our consulting work with ENEC and FANR, who review the work we perform and our reimbursable travel expenses, and accept our monthly invoicing for services and reimbursable expenses.

Note 4. Accounts Payable and Accrued Liabilities

          Accounts payable and accrued expenses (in millions) consisted of the following:

	2013	2012

Trade payables	$0.2	$0.2
Accrued expenses and other	0.1	0.2
Accrued payroll liabilities	0.1	0.0

Total	$0.4	$0.4

Note 5. Income Taxes

          Our tax provision is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2013 and 2012 annual effective tax rate is estimated to be a combined 40% for the U.S. federal and state statutory tax rate. We review tax uncertainties in light of changing facts and circumstances and adjust them accordingly. As of March 31, 2013 and December 31, 2012, there were no tax contingencies recorded.

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting, and the amounts recognized for income tax purposes. The significant components of deferred tax assets (at a 40% effective tax rate) as of March 31, 2013 and December 31, 2012, respectively, are as follows:

Deferred Tax Assets (in millions)

	Total	Total	Deferred Tax Asset
	2013	2012	2013	2012

Capitalized start-up costs	$4.9	$5.1	$2.0	$2.0
Stock-based compensation	21.8	21.7	8.7	8.7
Net operating loss carry-forward	35.7	34.4	14.3	13.8

Less: valuation allowance	(62.4)	(61.2)	(25.0)	(24.5)

	$-	$-	$-	$-

          We have a net operating loss carry-forward for federal and state tax purposes of approximately $35.7 million at March 31, 2013, that is available to offset future taxable income, which will begin to expire in the year 2022. For financial reporting purposes, no deferred tax asset was recognized because at March 31, 2013 and December 31, 2012, management estimates that it is more likely than not that substantially all of the net operating losses will expire unused. As a result, the amount of the deferred tax assets considered realizable was reduced 100% by a valuation allowance. The change in the valuation allowance was approximately $0.5 million and $0.5 million for the three months ended March 31, 2013 and 2012, respectively. Many of the Company’s operating expenses in its 2007 and 2006 tax years were classified under the Internal Revenue Code as capitalized “Startup Costs”, which did not begin to be deductible for tax purposes until 2008. The Company files a consolidated tax return with its subsidiaries. The Company is no longer subject to U.S. federal, state, or non-U.S. income tax examinations by tax authorities for tax years before 2009.

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

Operating Leases

          We entered into an agreement to lease office space under the terms of a sublease with a term of 65 months commencing August 1, 2008. Under the terms of the sublease, the lease payments are inclusive of pass-through costs. We are not charged additional amounts for real estate taxes and standard operating expenses. We paid the security deposit related to this sublease agreement in the amount of approximately $120,000 (security deposit balance approximately $40,000 at March 31, 2013). We pay monthly rental fees in the amount of approximately $49,000 in accordance with the sublease agreement plus parking fees. The monthly straight-line rental expense from August 1, 2008 to December 1, 2013, is approximately $45,000. As a result of the straight-line rent calculation generated by the one free rent period and rent escalation, we have recorded in accrued liabilities a deferred rent credit of approximately $44,000 and $33,000 at March 31, 2013 and December 31, 2012, respectively. Total rent expense was approximately $0.2 million for each of the three month periods ended March 31, 2013 and 2012.

          Estimated annual minimum rental payments (in millions) under our operating leases are as follows:

Total
Year ending - December 31, 2013	$0.6
Total minimum lease payments	$0.6

Note 7. Research and Development Costs

Research and Development Costs

          Research and development costs, included in the accompanying consolidated statement of operations amounted to approximately $0.6 million and $0.5 million for the three month periods ended March 31, 2013 and 2012.

On September 19, 2012, Lightbridge issued Task Order No. 1 (the “TO”) under our Master Research Services Agreement with Texas A&M University. The scope of the TO includes certain neutronic modeling work to be performed by Texas A&M University for Lightbridge. The results of this work will be used to enhance our neutronic modeling capability using industry standard computer codes. All of the work under this TO is expected to be completed by the second quarter of 2013. The TO has a fixed total price of $46,666, of which $35,000 has been paid. The balance is due upon delivery of the final report.

          In addition, we have consulting agreements with several consultants working on various projects for us, which total approximately $10,000 per month.

Note 8. Stockholders’ Equity

          At March 31, 2013, there are 500,000,000 shares of authorized common stock. Total common stock outstanding at March 31, 2013 and December 31, 2012, was 12,548,935 and 12,526,240 shares, respectively. At March 31, 2013, there were no shares reserved for future issuance, 1,034,996 stock warrants, 1,639,842 stock options outstanding and 22,601 total unvested shares of restricted stock, all totaling 15,246,374 of total stock and stock equivalents outstanding at March 31, 2013.

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

          Total stock options outstanding at March 31, 2013 and 2012, were 1,639,842 of which 1,588,685 and 1,523,536 of these options were vested at March 31, 2013 and December 31, 2012, respectively. Stock option expense was approximately $0.1 million and approximately $0.2 million for the three months ended March 31, 2013 and 2012, respectively.

          Stock option transactions to the employees, directors, advisory board members and consultants are summarized as follows for the three months ended March 31, 2013:

			Weighted		Weighted
			Average		Average
	Options		Exercise		Fair
	Outstanding		Price		Value

Beginning of the year	1,639,842		$11.46		$10.85
Granted
Exercised
Forfeited		$		$
Expired		$		$

End of year	1,639,842		$11.46		$10.85

Options exercisable	1,588,685		$11.64		$11.03

          Stock option transactions to the employees, directors, advisory board members and consultants are summarized as follows for the year ended December 31, 2012:

		Weighted	Weighted
		Average	Average
	Options	Exercise	Fair
	Outstanding	Price	Value

Beginning of the year	1,674,065	$11.37	$10.74
Granted
Exercised
Forfeited	(167)	$6.30	$5.67
Expired	(34,056)	$9.42	$7.48

End of period	1,639,842	$11.46	$10.85

Options exercisable	1,523,536	$11.82	$11.22

The above tables include options issued and outstanding as of March 31, 2013 as follows:

i)	A total of 229,558 non-qualified 5-10 year options have been issued, and are outstanding, to advisory board members at exercise prices of $4.50 to $14.40 per share.

ii)

A total of 1,136,748 non-qualified 8-10 year options have been issued, and are outstanding, to our directors, officers and employees at exercise prices of $5.42 to $23.85 per share. From this total, 665,088 options are outstanding to the Chief Executive Officer who is also a director, with remaining contractual lives of 2.7 years to 8.0 years. All other options issued to directors, officers and employees have a remaining contractual life ranging from 3.3 years to 8.0 years.

iii)	A total of 273,536 non-qualified 8-10 year options have been issued, and are outstanding, to our consultants at exercise prices of $5.70 to $19.20 per share.

          The following table provides certain information with respect to the above-referenced stock options that are outstanding and exercisable at March 31, 2013:

	Stock Options Outstanding			Stock Options Vested
	Weighted			Weighted
	Average			Average
	Remaining		Weighted	Remaining		Weighted
	Contractual	Number	Average	Contractual	Number	Average
	Life	of	Exercise	Life	of	Exercise
	- Years	Awards	Price	- Years	Awards	Price

Exercise Prices
$4.50 - $8.70	6.02	844,801	$6.33	5.92	793,644	$6.36
$9.00 - $12.90	4.70	130,037	$10.46	4.70	130,037	$10.46
$13.50 - $18.90	3.06	358,336	$14.17	3.06	358,336	$14.17
$19.20 - $23.85	2.40	306,668	$22.84	2.40	306,668	$22.84
Total	4.59	1,639,842	$11.46	4.49	1,588,685	$11.64

          The following table provides certain information with respect to the above-referenced stock options that are outstanding and exercisable at December 31, 2012:

	Stock Options Outstanding			Stock Options Vested
	Weighted			Weighted
	Average			Average
	Remaining		Weighted	Remaining		Weighted
	Contractual	Number	Average	Contractual	Number	Average
	Life	of	Exercise	Life	of	Exercise
	- Years	Awards	Price	- Years	Awards	Price

Exercise Prices
$4.50 - $8.70	6.27	844,801	$6.33	6.04	728,495	$6.27
$9.00 - $12.90	4.94	130,037	$10.46	4.94	130,037	$10.46
$13.50-$18.90	3.3	358,336	$14.17	3.3	358,336	$14.17
$19.20-$23.85	2.65	306,668	$22.84	2.65	306,668	$22.84
Total	4.84	1,639,842	$11.46	4.62	1,523,536	$11.82

          The aggregate intrinsic value of stock options outstanding at March 31, 2013 and December 31, 2012 was $0. Intrinsic value is calculated based on the difference between the exercise price of the underlying awards and the quoted price of our common stock as of the reporting date ($1.74 and $1.41 per share as of the close on March 31, 2013 and December 31, 2012, respectively).

Restricted Stock Award Activity

			Weighted
			Average
			Grant
	Number of		Date Fair
	Units		Value
Total awards outstanding at December 31, 2012	43,032		$6.49
Units granted		$
Units Exercised/Released	(20,431)		$7.61
Units Cancelled/Forfeited		$
Total awards outstanding at March 31, 2013	22,601		$5.47

Total units vested
Total units non-vested	22,601		$5.47
Total shares outstanding at March 31, 2013	22,601		$5.47

The following summarizes our restricted stock unit activity:

Scheduled vesting for outstanding restricted stock units at March 31, 2013 is as follows:

	Year Ended
	December 31,
	2013	2014	2015	2016	Thereafter	Total

Scheduled vesting—restricted stock units	8,308	14,293	--		--	22,601

          As of March 31, 2013 and December 31, 2012, there was $0.1 and $0.1 million of net unrecognized compensation cost related to unvested restricted stock-based compensation arrangements, respectively. This compensation is recognized on a straight line basis resulting in approximately $0.1 million of the compensation expected to be expensed in the next twelve months, and the total unrecognized has a weighted average recognition period of 1.0 years.

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

          There were no stock options granted for the three months ended March 31, 2013 and the year ended December 31, 2012. Assumptions used in the Black Scholes option-pricing model for the year ended December 31, 2011 were as follows:

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

          During the three months ended March 31, 2013 and 2012, approximately $0.1 million and $0.4 million respectively, were recorded as total stock-based compensation. Stock-based compensation expense is recorded under the caption general and administrative expenses in the accompanying consolidated statements of operations.

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

          The Company evaluates performance based on several factors, of which achievement of strategic goals toward future profitability and business segment income before taxes are the primary measures. The following tables show the operations of the Company’s reportable business segments for the three months ended March 31, 2013 and 2012.

BUSINESS SEGMENT RESULTS – THREE MONTHS ENDED MARCH 31, 2013 AND 2012

					Corporate and
	Consulting		Technology		Eliminations		Total
	2013	2012	2013	2012	2013	2012	2013	2012

Revenue	515,950	1,257,521	0	0	0	0	515,950	1,257,521

Segment Profit – Pre Tax	84,846	232,086	(643,273)	(496,708)	(720,495)	(531,912)	(1,278,922)	(796,534)

Total Assets	418,113	925,254	634,953	565,104	3,967,227	8,314,517	5,020,293	9,804,875

Property Additions	0	0	0	0	0	0	0	0

Interest Expense	0	0	0	0	0	0	0	0

Depreciation	0	0	0	0	6,119	6,166	6,119	6,166

Note 10. Subsequent Events

          The Company evaluated all events or transactions that occurred after March 31, 2013, up through the date these consolidated financial statements were issued.

FORWARD-LOOKING STATEMENTS

          In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We use words such as “believe”, “expect”, “anticipate”, “project”, “target”, “plan”, “optimistic”, “intend”, “aim”, “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, (1) those concerning market and business segment growth, demand and acceptance of our Nuclear Energy Consulting Services and Nuclear Fuel Technology Business, (2) any projections of sales, earnings, revenue, margins or other financial items, (3) any statements of the plans, strategies and objectives of management for future operations, (4) any statements regarding future economic conditions or performance, (5) uncertainties related to conducting business in foreign countries, as well as (6) all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, as well as assumptions that if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties, among others, include:

•	our ability to attract new customers,
•	our ability to employ and retain qualified employees and consultants that have experience in the Nuclear Industry,
•	competition and competitive factors in the markets in which we compete,
•	general economic and business conditions in the local economies in which we regularly conduct business, which can affect demand for the Company’s services,
•	changes in laws, rules and regulations governing our business,
•	development and utilization of our intellectual property,
•	potential and contingent liabilities,
•	the risks identified in the “Risk Factors” section of this Report, and
•	other risks identified in this Report.

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

Our Nuclear Fuel Technology Business Segment

          We are developing innovative, proprietary nuclear fuel designs that can significantly enhance the nuclear power industry’s economics and increase power output by: (1) Providing an increase in power output of up to 10% while simultaneously extending the operating cycle length from 18 to 24 months in existing pressurized water reactors (which are currently limited to an 18-month operating cycle); alternatively, the power can be increased up to 17% while retaining an 18-month operating cycle; (2) Enabling increased reactor power output (up to 30% increase) without changing the core size in new build PWRs; and (3) Reducing the volume of used fuel per kilowatt-hour as well as enhancing proliferation resistance of spent fuel. In addition, as a result of the significantly lower temperature during operation, our metallic nuclear fuel rods are expected to have improved safety margins during anticipated off-normal events. Preliminary analytical modeling shows that under a large break loss-of-coolant (LOCA) scenario, unlike conventional uranium dioxide fuel, the cladding of the Lightbridge-designed metallic fuel rods stays at least 200 degrees below 850-900 degrees Celsius which is the temperature at which steam begins to react with zirconium in the cladding generating hydrogen gas.

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

          We measure the fair value of stock options on the measurement date using a Black-Scholes option-pricing model which requires the use of several estimates, including:

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

          We recognize revenue in accordance with SEC Staff Accounting Bulletin or SAB, Topic 13, “Revenue Recognition”. We recognize revenue when all of the following conditions are met:

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

Intangibles

          As presented on the accompanying balance sheet, we had patents with a net book value of approximately $0.6 million as of March 31, 2013 and December 31, 2012. There are many assumptions and estimates that may directly impact the results of impairment testing, including an estimate of future expected revenues, earnings and cash flows, and discount rates applied to such expected cash flows in order to estimate fair value. We have the ability to influence the outcome and ultimate results based on the assumptions and estimates we choose for testing. To mitigate undue influence, we set criteria that are reviewed and approved by various levels of management. The determination of whether or not intangible assets have become impaired involves a significant level of judgment in the assumptions. Changes in our strategy or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets.

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

Operations Review

Business Segments and Periods Presented

          We have provided a discussion of our results of operations on a consolidated basis and have also provided certain detailed segment information for each of our business segments below for the three months ended March 31, 2013 and 2012, in order to provide a meaningful discussion of our business segments. We have organized our operations into two principal segments: Consulting and Nuclear Fuel Technology. We present our segment information along the same lines that our chief executives review our operating results in assessing performance and allocating resources.

BUSINESS SEGMENT RESULTS – THREE MONTHS ENDED MARCH 31, 2013 AND 2012

					Corporate and
	Consulting		Technology		Eliminations		Total
	2013	2012	2013	2012	2013	2012	2013	2012

Revenue	515,950	1,257,521	0	0	0	0	515,950	1,257,521

Segment Profit – Pre Tax	84,846	232,086	(643,273)	(496,708)	(720,495)	(531,912)	(1,278,922)	(796,534)

Total Assets	418,113	925,254	634,953	565,104	3,967,227	8,314,517	5,020,293	9,804,875

Property Additions	0	0		0	0	0	0	0

Interest Expense	0	0		0	0	0	0	0

Depreciation	0	0	0	0	6,119	6,166	6,119	6,166

Technology Business

          Over the next 12 to 15 months, we expect to incur approximately $3-4 million in research and development expenses related to the development of our proprietary nuclear fuel designs, contingent upon execution of new research and development agreements with outside contractors. We spent approximately $0.6 million and $0.5 million for research and development during the three months ended March 31, 2013 and 2012, respectively.

          Over the next 2-3 years, we expect that our research and development activities will increase and will be primarily focused on testing and demonstration of our metallic fuel technology for Western-type pressurized water reactors. The main objective of this research and development phase is to prepare for full-scale demonstration of our fuel technology in an operating commercial PWR.

Consulting Services Business

          At the present time, substantially all of our revenue for the three months ended March 31, 2013 and 2012, is from our consulting services business segment and is derived by offering services to governments outside of the U.S. planning to create or expand electricity generation capabilities using nuclear power plants. The fee type and structure that we offer for each client engagement is dependent on a number of variables, including the complexity of the services, the level of the opportunity for us to improve the client’s electricity generation capabilities using nuclear power plants, and other factors.

Consolidated Results of Operations

The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Three Months Ended
	March 31,
	2013		2012

Consolidated Statements of Income Data:
Revenues	100%		100%
Costs and expenses:
Cost of revenues	55%		61%
Gross Profit	45%		39%
Research and development	125%		39%
General and administrative	171%		75%

Total expenses	296%		114%
Loss from operations	(251%	)	(75%	)
Interest income and other, net	3%		13%

Loss before income taxes	(248%	)	(62%	)
Provision for income taxes	0%		0%

Net loss	(248%	)	(62%	)

Revenues

The following table presents our revenues, by business segment, for the periods presented (in millions):

	Three Months Ended
	March 31,
	2013	2012

Consulting Segment Revenues:
ENEC and FANR (UAE)	$0.5	$1.3
Other (GCC and other countries)	0.0	0.0

Total	0.5	1.3
Technology Segment Revenues	0.0	0.0

Total Revenues	$0.5	$1.3

          The decrease in our revenues from 2013 to 2012 of $0.8 million resulted from the decrease in the work performed for our FANR and ENEC projects of approximately $0.8 million. Our consulting projects with ENEC and FANR are being performed pursuant to ongoing requests to work on specific projects on a time and expense basis as needed. The FANR contract was renegotiated in 2012 and its contract term extended to December 31, 2014. The future revenue to be earned and recognized under both the ENEC and FANR agreements will depend upon agreed upon work plans, which can differ from the revenue amounts initially planned to be earned under these agreements.

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

Costs and Expenses

The following table presents our cost of services provided, by business segment, for the periods presented (in millions):

	Three Months Ended
	March 31,
	2013	2012

Consulting	$0.3	$0.8
Technology	0.0	0.0
Total	$0.3	$0.8

Cost of Services Provided

          Cost of services provided is comprised of expenses related to the consulting, professional, administrative and other support costs allocated to our technology and consulting projects, which were incurred to perform and support the work done for our consulting projects with ENEC, FANR and our other contracts. The billing rates to us from our consultants who provide services under our consulting contracts predominantly remained the same in 2013 and 2012. The decrease in our consulting costs of $0.5 million was a result of the decrease of the work we performed for our consulting projects, as discussed above. We also used less outside consultants to perform work for us in 2013, resulting in an improvement of our gross margin in 2013.

          If consulting revenues increase in future periods, we expect cost of services provided will increase in dollar amount and may increase as a percentage of revenues.

          See Note 1 and Note 3 of the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information about our cost of services provided.

Research and Development

The following table presents our research and development expenses, (in millions):

	Three Months Ended
	March 31,
	2013	2012

Research and development expenses	$0.6	$0.5

          Research and development expenses consist mostly of compensation and related costs for personnel responsible for the research and development of our fuel. The increase of $0.1 million in 2013 was primarily due to an increase in salaries and wages. All of our research and development activities are conducted in Russia and the United States. We expense research and development costs as they are incurred.

          Research and development expenses will increase in dollar amount and may increase as a percentage of revenues in future periods because we expect to invest $3-4 million in the development of our nuclear fuel products over the next 12-15 months, contingent upon execution of new research and development agreements with outside contractors.

          See Note 1 and Note 7 of the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report Form on 10-Q for additional information about our research and development costs.

General and Administrative Expenses

The following table presents our general and administrative expenses, (dollars in millions):

	Three Months Ended
	March 31,
	2013	2012

General and administrative expenses	$0.9	$1.0

          General and administrative expenses consist mostly of compensation and related costs for personnel and facilities, stock-based compensation, finance, human resources, information technology, and fees for consulting and other professional services. Professional services are principally comprised of outside legal, audit, strategic advisory services and outsourcing services.

          The general and administrative expenses decrease of $0.1 million was mostly related to the decrease in stock-based compensation expense of $0.2 million as a result of a significant amount of equity awards which fully vested in prior years; the reduction in consulting expenses of $0.1 million primarily due to the reduction of fees paid to our strategic advisory committee; which reduction was partially offset by an increase in taxes and license fees of $0.1 million, and an increase in other general and administrative expenses.

          See Note 1 and Note 8 of the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report Form on 10-Q for additional information about our stock-based compensation costs.

Interest Income and Other, Net

          Interest income and other income and expenses, net, decreased by approximately $0.1 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. Due to a decrease in cash equivalents and marketable securities balances in 2013, we incurred a decrease in our investment income.

Provision for Income Taxes

The following table presents our provision for income taxes. Our effective tax rate for the periods presented is 40%.

	Three Months Ended
	March 31,
	2013	2012

Provision for income taxes	$0.0	$0.0

          We incurred a net loss for both 2013 and 2012, and took a 100% valuation allowance against all deferred tax assets. Therefore we did not have a provision for taxes for both 2013 and 2012.

          See Note 5 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding our Income Taxes.

Liquidity and Capital Resources

          As of March 31, 2013, we had total cash and cash equivalents and restricted cash of approximately $1.6 million, and marketable securities of $1.6 million, both totaling $3.2 million. Our working capital at March 31, 2013, is approximately $4.0 million. Our monthly cash flow shortfall from our current operations is approximately $200,000 to $250,000 per month. Based on our March 31, 2013 working capital amount and our current monthly operating cash flow shortfall, we expect to have sufficient working capital to fund our operations at their current level, for the next 12 months. The following table provides detailed information about our net cash flow for all financial statements periods presented in this Report.

Cash Flow (in millions)

	Three Months Ended
	March 31,
	2013	2012

Net cash provided by (used in) operating activities	$(1.1)	$(1.5)
Net cash provided by (used in) investing activities	$0.0	$(0.1)
Net cash provided by (used in) financing activities	$0.0	$0.0
Net cash inflow (outflow)	$(1.1)	$(1.6)

Operating Activities

          Cash used in operating activities for the three months ended March 31, 2013, consisted of net loss adjusted for non-cash expense items such as depreciation and amortization, as well as the effect of changes in working capital. Cash used in operating activities for the three months ended March 31, 2013, consisted of a net loss of $1.3 million and net adjustments for non-cash expense items totaling $0.1 million, consisting of stock-based compensation of $0.1 million. Total cash used for working capital totaled $0.1 million. The cash used for working capital was due to the increase in accounts receivable of $0.2 million offset by an increase in prepaid expenses and other assets of $0.1 million.

          Cash used in operating activities for the three months ended March 31, 2012, consisted of net loss adjusted for non-cash expense items such as depreciation and amortization, as well as the effect of changes in working capital. Cash used in operating activities for the three months ended March 31, 2012, consisted of a net loss of $0.8 million and net adjustments for non-cash expense items totaling $0.3 million, consisting of stock-based compensation of $0.4 million offset by an unrealized gain on marketable securities of $0.1 million. Total cash used for working capital totaled $1.0 million. The cash used for working capital was due to the increase in accounts receivable of $0.7 million; increase in prepaid expenses and other assets of $0.1 million and a decrease in accounts payable and accrued expenses of $0.2 million.

Investing Activities

          Net cash used by our investing activities for the three months ended March 31, 2013, as compared to net cash used by our investing activities for the same three month period in 2012, was primarily the same.

Financing Activities

          Net cash provided by (used in) our financing activities for the three months ended March 31, 2013, as compared to the same three month period in 2012 was primarily the same.

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

          Although we anticipate securing new consulting work from one or more of these prospects, we cannot determine as of the date of this filing if and when a new consulting contract will be awarded to us. If we do not enter into any new consulting or technology agreements to provide working capital to support our business plan regarding our planned research and development activities for developing our fuel designs, we will need to raise additional capital in 2013 by way of an offering of equity securities, an offering of debt securities, a financing through a bank, or a strategic alliance with another entity, options which we are currently beginning to explore. We may also need to raise additional capital sooner if our current consulting business segment becomes non-sustaining. We believe that if we are awarded new consulting contracts, the margin earned on these new contracts will favorably impact our short-term and long-term liquidity and will supplement the funding for our anticipated research and development expenses of our nuclear fuel technologies, of $3 million to $4 million over the next 12-15 months.

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

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of March 31, 2013, and was effective during the entire quarter ended March 31, 2013.

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

We rely heavily on our contractor staff and management team. Our success depends, in large part, on our ability to hire, retain, develop and motivate highly skilled professionals. Competition for these skilled professionals is intense and our inability to hire, retain and motivate adequate numbers of consultants and managers could adversely affect our ability to meet client needs and to continue the development of our fuel designs. A loss of a significant number of our employees could have a significant negative effect on us. Any significant volatility or sustained decline in the market price of our common stock could impair our ability to use equity-based compensation to attract, retain and motivate key employees and consultants.

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

Our revenue, and our profitability, will be largely based on the billing rates charged to clients and the number of hours our professionals will work on client engagements, which we define as the “utilization” of our professionals. Accordingly, if we are not able to maintain the pricing for our services or an appropriate utilization rate for our professionals, revenues, project profit margins and our future profitability will suffer. Bill rates and utilization rates are affected by a number of factors, including:

•	our ability to predict future demand for services and maintain the appropriate headcount and minimize the number of underutilized personnel;
•	our clients’ perceptions of our ability to add value through our services;
•	our competitors’ pricing for similar services;
•	the market demand for our services; and
•	our ability to manage significantly larger and more diverse workforces as we increase the number of our professionals and execute our growth strategies.

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

•	additions or departures of key personnel;
•	any deviations in net sales or in losses from levels expected by securities analysts, or any reduction in political support from levels expected by securities analysts;
•	future sales of common stock; and
•	nuclear accidents or other adverse nuclear industry events.

The stock market may experience extreme volatility that is often unrelated to the performance of particular companies. These market fluctuations may cause our stock price to fall regardless of its performance.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the fiscal quarter ended March 31, 2013.

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

Date: May 8, 2013

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