Form 10-Q
period 2013-06-30
LIGHTBRIDGE Corp
filed 2013-08-01
CIK 1084554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of July 18, 2013 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	12,556,400

LIGHTBRIDGE CORPORATION
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012

PART I—FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Lightbridge Corporation
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2013	2012
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$586,016	$2,197,555
Marketable securities	1,085,039	1,598,209
Restricted cash	554,452	553,682
Accounts receivable - project revenue and reimbursable project costs	663,229	601,803
Prepaid expenses & other current assets	521,745	574,590
Total Current Assets	3,410,481	5,525,839

Property Plant and Equipment -net	4,831	17,221

Other Assets
Patent costs - net	673,950	600,596

Total Assets	$4,089,262	$6,143,656

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$422,942	$385,223
Total Current Liabilities	422,942	385,223

Commitments and contingencies –Note 6

Stockholders' Equity
Preferred stock, $0.001 par value, 50,000,000 authorized shares, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 authorized, 12,556,400 shares and 12,526,240 shares outstanding at June 30, 2013 and December 31, 2012, respectively	12,556	12,526
Additional paid in capital - stock and stock equivalents	72,169,379	71,955,631
Deficit	(68,515,615)	(66,212,849)
Common stock reserved for issuance, 2,264 shares at December 31, 2012	0	3,125
Total Stockholders' Equity	3,666,320	5,758,433

Total Liabilities and Stockholders' Equity	$4,089,262	$6,143,656

The accompanying notes are an integral part of these condensed consolidated financial statements

Lightbridge Corporation
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue:

Consulting Revenue	$658,859	$981,016	$1,174,809	$2,238,537

Cost of Consulting Services Provided	365,704	607,780	650,041	1,377,465

Gross Margin	293,155	373,236	524,768	861,072

Operating Expenses
General and administrative	672,084	1,246,233	1,553,862	2,191,595
Research and development expenses	615,281	518,360	1,258,554	1,015,068
Total Operating Expenses	1,287,365	1,764,593	2,812,416	3,206,663

Operating Loss	(994,210)	(1,391,357)	(2,287,648)	(2,345,591)

Other Income and (Expenses)
Investment income	(27,309)	81,510	(11,753)	233,068
Other income (expenses)	(2,325)	(5,089)	(3,365)	1,053
Total Other Income and (Expenses)	(29,634)	76,421	(15,118)	234,121

Net loss before income taxes	(1,023,844)	(1,314,936)	(2,302,766)	(2,111,470)

Income taxes	0	0	0	0

Net loss	$(1,023,844)	$(1,314,936)	$(2,302,766)	$(2,111,470)

Net Loss Per Common Share, Basic and diluted	$(0.08)	$(0.11)	$(0.18)	$(0.17)
Weighted Average Number of shares outstanding	12,555,156	12,491,750	12,542,174	12,462,182

The accompanying notes are an integral part of these condensed consolidated financial statements

Lightbridge Corporation
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30, 2013
	2013	2012
Operating Activities:
Net Loss	$(2,302,766)	$(2,111,470)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock based compensation	210,653	628,445
Depreciation and amortization	12,390	14,517
Unrealized and realized (gains) and losses on marketable securities	46,001	(109,757)
Changes in non-cash operating working capital items:
Accounts receivable - fees and reimbursable project costs	(61,426)	(387,179)
Prepaid expenses and other assets	52,845	(244,885)
Accounts payable, accrued liabilities and other current liabilities	37,719	(750,108)
Net Cash Used In Operating Activities	(2,004,584)	(2,960,437)

Investing Activities:
Proceeds from the sale of marketable securities	500,000	397,926
Purchase of marketable securities	(32,831)	(121,173)
Patent costs	(73,354)	(38,956)
Property and equipment	0	(19,738)
Net Cash Provided By Investing Activities	393,815	218,059

Financing Activities:
Proceeds from the issuance of common stock	0	1,733
Restricted cash	(770)	(967)
Net Cash Provided By (Used In) Financing Activities	(770)	766

Net Decrease In Cash and Cash Equivalents	(1,611,539)	(2,741,612)

Cash and Cash Equivalents, Beginning of Period	2,197,555	3,569,098

Cash and Cash Equivalents, End of Period	$586,016	$827,486

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year:
Interest paid	$0	$0
Income taxes paid	$0	$0

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

     We are currently focusing our development efforts primarily on the metallic fuel with a power uprate of up to 10% and a 24-month operating cycle in existing Westinghouse-type four-loop pressurized water reactors. Those reactors represent the largest segment of our global target market.

Consulting Business Segment

     Our business model expanded with the establishment of a consulting business segment in 2007, through which we provide consulting and strategic advisory services to companies and governments planning to create or expand electricity generation capabilities using nuclear power plants. On August 1, 2008, we signed separate consulting services agreements with two government entities: Emirates Nuclear Energy Corporation (“ENEC”) formed by Abu Dhabi, one of the member Emirates of the United Arab Emirates (“UAE”), and the Federal Authority for Nuclear Regulation (“FANR”) formed by the government of the UAE. Under these two original agreements, we have provided consulting and strategic advisory services over a contract term of five years starting from June 23, 2008. The contract with ENEC has been extended to December 31, 2013, and the FANR contract has been extended to December 31, 2014. These contracts can continue to be extended upon agreement by both parties.

Accounting Policies and Pronouncements

Basis of Consolidation

     These financial statements include the accounts of Lightbridge, a Nevada corporation, and our wholly-owned subsidiaries, TPI, a Delaware corporation, Lightbridge International Holding LLC, a Delaware limited liability company and our foreign branch offices.

     All significant intercompany transactions and balances have been eliminated in consolidation. We registered a branch office in the United Kingdom in 2008 called Lightbridge Advisors Limited (currently inactive) and we also established a branch office in Moscow, Russia, in July 2009, both of which are wholly owned by Lightbridge International Holding LLC. Translation gains and losses for the three months and six ended June 30, 2013 and June 30, 2012 were not significant.

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

     Accounts receivable are typically unsecured and are primarily derived from revenues earned from customers located in the Middle East. We perform ongoing evaluations to determine customer credit and we limit the amount of credit we extend, but generally we do not require collateral from our customers. We maintain reserves for estimated credit losses; however, no reserve has been set up for 2013 and 2012, as we have not incurred any credit losses from our customers, to date. Substantially all of our consulting revenues were from our Middle East contracts for the three months and six months ended June 30, 2013 and 2012. One consulting firm accounted for 33% and 75% of our total cost of consulting services provided, for the three months ended June 30, 2013 and 2012, respectively and 29% and 78% for the six months ended June 30, 2013 and 2012 respectively.

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

     For the three months ended June 30, 2013 and 2012, we recognized stock-based compensation of approximately $0.1 million and $0.3 million, respectively. For the six months ended June 30, 2013 and 2012, we recognized stock-based compensation of approximately $0.2 million and $0.6 million, respectively. Related income tax benefits were not recognized, as we incurred a tax loss for both years.

Fair Value of Financial Instruments

     The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximate fair value because of their generally short maturities. We carry marketable securities at fair value.

Cash and Cash Equivalents, Restricted Cash and Marketable Securities

     We invest our excess cash in money market mutual funds, and mutual bond funds. We classify all highly liquid investments with stated maturities of three months or less from date of purchase as cash equivalents and all highly liquid investments with stated maturities of greater than three months as marketable securities. We hold cash balances in excess of the federally insured limits of $250,000 with two prominent financial institutions. We deem this credit risk not to be significant as our cash is held by major prominent financial institutions. Total cash and cash equivalents held in checking accounts and a money market core cash account, as reported on the accompanying consolidated balance sheets, totaled approximately $0.6 million and $2.2 million at June 30, 2013 and December 31, 2012, respectively.

     Restricted cash represents cash being held by one prominent financial institution that is being used as collateral for our corporate credit cards and our letters of credit issued to some of our customers. There was approximately $24,000 of outstanding letters of credit as of June 30, 2013. The total balance of our restricted cash at June 30, 2013 and December 31, 2012, was approximately $0.6 million.

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

     The total quoted fair value of our marketable securities at June 30, 2013 and December 31, 2012 was approximately $1.1 million and $1.6 million, respectively. This amount was held in the following mutual funds: (1) Doubleline Total Return Bond Fund (Symbol - DLTNX) -$0.8 million; (2) Vanguard High Yield Corp Investor Fund (Symbol -VWEHX) - $0.1 million; and (3) Vanguard GNMA Investor Fund (Symbol -VFIIX) - $0.2 million at June 30, 2013. The cost basis of these above investments was approximately $1.1 million.

     The amount recorded as unrealized gain (loss), realized capital gain or loss, interest and dividends received, as reported to us from the financial institutions in which they were reinvested, and that we reported under the caption of investment income (loss) in the accompanying consolidated statement of operations, totaled approximately $(27,000) and $82,000 for each of the three month periods ended June 30, 2013 and 2012, respectively and $(12,000) and $233,000 for each of the six months ended June 30, 2013 and June 30, 2012, respectively. We elected the fair value option permitted under FASB ASC 825 to report the unrealized gains and losses from our marketable securities in our accompanying consolidated statement of operations instead of other comprehensive income and loss. Management believes the fair value option provides a better indication of the Company’s performance.

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

     The Company adopted the FASB ASC accounting guidance for recognizing and measuring uncertain tax positions, as defined in the FASB ASC Topic "Income Taxes”. This guidance prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements. This guidance also provides accounting guidance on derecognizing, classification and disclosure of these uncertain tax positions. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company has not recognized any interest and penalties in 2013 or 2012.

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

Note 2. Net Loss Per Share

     Basic net loss per share is computed using the weighted-average number of common shares outstanding during the reporting period. Diluted net income per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the reporting period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, warrants, restricted shares, and unvested common shares subject to repurchase or cancellation. The dilutive effect of outstanding stock options, restricted stock units, and warrants is not reflected in diluted earnings per share because we incurred net losses for the three months and six months ended June 30, 2013 and 2012, and the effect of including these potential common shares in the diluted earnings per share calculations would be anti-dilutive and are therefore not included in the calculations.

Note 3. Accounts Receivable - Project Revenue and Project Costs

ENEC and FANR Projects

     The total accounts receivable from the ENEC and FANR contracts was approximately $0.7 million and $0.6 million at June 30, 2013 and December 31, 2012, respectively. These amounts due from ENEC and FANR represent approximately all of the total accounts receivable reported at June 30, 2013 and December 31, 2012.

     Total unbilled accounts receivable included in the accompanying consolidated balance sheets and reported in accounts receivable of approximately $0.2 million at June 30, 2013 and December 31, 2012 is for work that was billed to our clients in July 2013 and January 2013, respectively. Foreign currency transaction exchange gains (losses) were not significant for the three and six months ended June 30, 2013 and 2012, respectively, which is reported in the caption “other income and expenses” on the accompanying consolidated statement of operations.

     Travel costs and other reimbursable costs under these contracts are reported in the accompanying statement of operations as both revenue and cost of consulting services provided, and totaled approximately $0.1 million and $0.2 million for the three month periods ended June 30, 2013 and 2012 and approximately $0.1 million and $0.3 million for the six months ended June 30, 2013 and June 30, 2012, respectively. The total travel and other reimbursable expenses that have not been reimbursed to us and are included in total accounts receivable reported above from our consulting contracts were not significant.

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

Note 4. Accounts Payable and Accrued Liabilities

     Accounts payable and accrued expenses (in millions) consisted of the following:

	2013	2012
Trade payables	$0.1	$0.2
Accrued expenses and other	0.3	0.2
Total	$0.4	$0.4

Note 5. Income Taxes

     Our tax provision is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2013 and 2012 annual effective tax rate is estimated to be a combined 40% for the U.S. federal and state statutory tax rate. We review tax uncertainties in light of changing facts and circumstances and adjust them accordingly. As of June 30, 2013 and December 31, 2012, there were no tax contingencies recorded.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting, and the amounts recognized for income tax purposes. The significant components of deferred tax assets (at a 40% effective tax rate) as of June 30, 2013 and December 31, 2012, respectively, are as follows:

Deferred Tax Assets (in millions)

	Total	Total	Deferred Tax Asset
	2013	2012	2013	2012

Capitalized start-up costs	$4.8	$5.1	$1.9	$2.0
Stock-based compensation	21.9	21.7	8.8	8.7
Net operating loss carry-forward	36.8	34.4	14.7	13.8

Less: valuation allowance	(63.5)	(61.2)	(25.4)	(24.5)

	$-	$-	$-	$-

     We have a net operating loss carry-forward for federal and state tax purposes of approximately $36.8 million at June 30, 2013, that is available to offset future taxable income, which will begin to expire in the year 2022. For financial reporting purposes, no deferred tax asset was recognized because at June 30, 2013 and December 31, 2012, management estimates that it is more likely than not that substantially all of the net operating losses will expire unused. As a result, the amount of the deferred tax assets considered realizable was reduced 100% by a valuation allowance. The change in the valuation allowance was approximately $0.9 million for the six months ended June 30, 2013 and 2012, respectively. Many of the Company’s operating expenses in its 2007 and 2006 tax years were classified under the Internal Revenue Code as capitalized “Startup Costs”, which did not begin to be deductible for tax purposes until 2008. The Company files a consolidated tax return with its subsidiaries. The Company is no longer subject to U.S. federal, state, or non-U.S. income tax examinations by tax authorities for tax years before 2009.

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

Operating Leases

     We entered into an agreement to lease office space under the terms of a sublease with a term of 65 months commencing August 1, 2008. Under the terms of the sublease, the lease payments are inclusive of pass-through costs. We are not charged additional amounts for real estate taxes and standard operating expenses. We paid the security deposit related to this sublease agreement in the amount of approximately $120,000 (security deposit balance approximately $40,000 at June 30, 2013). We pay monthly rental fees in the amount of approximately $49,000 in accordance with the sublease agreement plus parking fees. The monthly straight-line rental expense from August 1, 2008 to December 1, 2013, is approximately $45,000. As a result of the straight-line rent calculation generated by the one free rent period and rent escalation, we have recorded in accrued liabilities a deferred rent credit of approximately $22,000 and $33,000 at June 30, 2013 and December 31, 2012, respectively. Total rent expense was approximately $0.2 million for each of the three months periods ended June 30, 2013 and 2012 and approximately $0.4 million for each of the six months periods ended June 30, 2013 and 2012.

Estimated annual minimum rental payments (in millions) under our operating leases are as follows:

Total
Year ending - December 31, 2013	$0.4
Total minimum lease payments	$0.4

Note 7. Research and Development Costs

Research and Development Costs

      Research and development costs, included in the accompanying consolidated statement of operations amounted to approximately $0.6 million and $0.5 million for the three month periods ended June 30, 2013 and 2012, respectively and $1.3 million and $1.0 million for the six months ended June 30, 2013 and 2012, respectively.

     On September 19, 2012, Lightbridge issued Task Order No. 1 (the “TO”) under our Master Research Services Agreement with Texas A&M University. The scope of the TO includes certain neutronic modeling work to be performed by Texas A&M University for Lightbridge. The results of this work will be used to enhance our neutronic modeling capability using industry standard computer codes. As of the date hereof, all work under the TO has been completed.

     In addition, we have consulting agreements with several consultants working on various projects for us, which total approximately $10,000 per month.

Note 8. Stockholders’ Equity

     At June 30, 2013, there are 500,000,000 shares of authorized common stock. Total common stock outstanding at June 30, 2013 and December 31, 2012, was 12,556,400 and 12,526,240 shares, respectively. At June 30, 2013, there were no shares reserved for future issuance, 1,034,996 stock warrants, 1,638,175 stock options outstanding and 15,136 total unvested shares of restricted stock, all totaling 15,244,707 of total stock and stock equivalents outstanding at June 30, 2013.

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

     Total stock options outstanding at June 30, 2013 and December 31, 2012, were 1,638,175 and 1,639,842 of which 1,593,174 and 1,523,536 of these options were vested at June 30, 2013 and December 31, 2012, respectively. Stock option expense was approximately $40 thousand and approximately $180 thousand for the three months ended June 30, 2013 and 2012, respectively. Stock option expense was approximately $150 thousand and approximately $420 thousand for the six months ended June 30, 2013 and 2012, respectively.

     Stock option transactions to the employees, directors, advisory board members and consultants are summarized as follows for the six months ended June 30, 2013:

		Weighted	Weighted
		Average	Average
	Options	Exercise	Fair
	Outstanding	Price	Value

Beginning of the year	1,639,842	$11.46	$10.85
Granted
Exercised
Forfeited
Expired	(1,667)	$8.55	$8.01

End of year	1,638,175	$11.46	$10.85

Options exercisable	1,593,174	$11.62	$11.01

     Stock option transactions to the employees, directors, advisory board members and consultants are summarized as follows for the year ended December 31, 2012:

		Weighted	Weighted
		Average	Average
	Options	Exercise	Fair
	Outstanding	Price	Value

Beginning of the year	1,674,065	$11.37	$10.74
Granted
Exercised
Forfeited	(167)	$6.30	$5.67
Expired	(34,056)	$9.42	$7.48

End of period	1,639,842	$11.46	$10.85

Options exercisable	1,523,536	$11.82	$11.22

The above tables include options issued and outstanding as of June 30, 2013 as follows:

i)	A total of 229,558 non-qualified 8-10 year options have been issued, and are outstanding, to our consultants at exercise prices of $5.70 to $19.20 per share.

ii)

A total of 1,136,748 non-qualified 8-10 year options have been issued, and are outstanding, to our directors, officers and employees at exercise prices of $5.42 to $23.85 per share. From this total, 665,088 options are outstanding to the Chief Executive Officer who is also a director, with remaining contractual lives of 2.4 years to 7.7 years. All other options issued to directors, officers and employees have a remaining contractual life ranging from 3.1 years to 7.8 years.

iii)	A total of 271,869 non-qualified 10 year options have been issued, and are outstanding, to our advisory board members at exercise prices of $4.50 to $14.40 per share.

The following table provides certain information with respect to the above-referenced stock options that are outstanding and exercisable at June 30, 2013:

	Stock Options Outstanding			Stock Options Vested
	Weighted			Weighted
	Average			Average
	Remaining		Weighted	Remaining		Weighted
	Contractual	Number	Average	Contractual	Number	Average
	Life	of	Exercise	Life	of	Exercise
	- Years	Awards	Price	- Years	Awards	Price

Exercise Prices
$4.50 - $8.70	5.78	843,134	$6.33	5.69	798,133	$6.35
$9.00 - $12.90	4.45	130,037	$10.46	4.45	130,037	$10.46

$13.50 - $18.90	2.81	358,336	$14.17	2.81	358,336	$14.17

$19.20 - $23.85	2.15	306,668	$22.84	2.15	306,668	$22.84

Total	4.35	1,638,175	$11.46	4.26	1,593,174	$11.62

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

     The aggregate intrinsic value of stock options outstanding at June 30, 2013 and December 31, 2012 was $0. Intrinsic value is calculated based on the difference between the exercise price of the underlying awards and the quoted price of our common stock as of the reporting date ($1.72 and $1.41 per share as of the close on June 30, 2013 and December 31, 2012, respectively).

Restricted Stock Award Activity

		Weighted
		Average
		Grant
	Number of	Date Fair
	Units	Value
Total awards outstanding at December 31, 2012	43,032	$6.49
Units granted
Units Exercised/Released	(27,896)	$7.02
Units Cancelled/Forfeited
Total awards outstanding at June 30, 2013	15,136	$5.50

Total units vested
Total units non-vested	15,136	$5.50
Total shares outstanding at June 30, 2013	15,136	$5.50

The following summarizes our restricted stock unit activity:

Scheduled vesting for outstanding restricted stock units at June 30, 2013 is as follows:

	Year Ended
	December 31,
	2013	2014	2015	2016	Thereafter	Total

Scheduled vesting—restricted stock units	843	14,293	--		--	15,136

     As of June 30, 2013 and December 31, 2012, there was $0.1 and $0.1 million of net unrecognized compensation cost related to unvested restricted stock-based compensation arrangements, respectively. This compensation is recognized on a straight line basis resulting in approximately $0.1 million of the compensation expected to be expensed in the next twelve months, and the total unrecognized has a weighted average recognition period of 0.7 years.

     We use the historical volatility of our stock price since January 5, 2006, the date we announced that we were becoming a public company, to estimate the future volatility of our stock. At this time we do not believe that there is a better objective method to predict the future volatility of our stock. We estimate the term of our option awards based on the full term of the award. To date we have had very few exercises of our options, and those exercises have occurred just before the expiration date of the awards. Since the strike price of most of our outstanding awards is greater than the price of our stock, generally awards have expired at the end of the term. We estimate the effect of future forfeitures of our grants based on an analysis of historical forfeitures of unvested grants, as we have no better objective basis for that estimate. The expense that we have recognized related to our grants of options and restricted stock includes the estimate for future pre-vest forfeitures. We will adjust the actual expense recognized as future pre-vest forfeitures as they occur. We have estimated that 1.4% and 2.9% of our option and restricted stock grants respectively, will be forfeited prior to vesting.

     There were no stock options granted for the six months ended June 30, 2013 and the year ended December 31, 2012. Assumptions used in the Black Scholes option-pricing model for the year ended December 31, 2011 were as follows:

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

     During the three months ended June 30, 2013 and 2012, approximately $0.1 million and $0.3 million respectively, were recorded as total stock-based compensation. During the six months ended June 30, 2013 and 2012, approximately $0.2 million and $0.6 million respectively, were recorded as total stock-based compensation. Stock-based compensation expense is recorded under the caption general and administrative expenses in the accompanying consolidated statements of operations.

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

     The Company evaluates performance based on several factors, of which achievement of strategic goals toward future profitability and business segment income before taxes are the primary measures. The following tables show the operations of the Company’s reportable business segments for the three months and six months ended June 30, 2013 and 2012.

BUSINESS SEGMENT RESULTS – THREE MONTHS ENDED JUNE 30, 2013 AND 2012

					Corporate and
	Consulting		Technology		Eliminations		Total
	2013	2012	2013	2012	2013	2012	2013	2012
Revenue	658,859	981,016	0	0	0	0	658,859	981,016
Segment Profit – Pre Tax	239,163	149,574	(615,281)	(518,360)	(647,726)	(946,150)	(1,023,844)	(1,314,936)
Total Assets	663,229	664,390	673,950	576,031	2,752,083	7,046,966	4,089,262	8,287,387
Property Additions	0	0	0	0	0	19,738	0	19,738
Interest Expense	0	0	0	0	0	0	0	0
Depreciation	0	0	0	0	6,238	7,237	6,238	7,237

BUSINESS SEGMENT RESULTS – SIX MONTHS ENDED JUNE 30, 2013 AND 2012

					Corporate and
	Consulting		Technology		Eliminations		Total
	2013	2012	2013	2012	2013	2012	2013	2012
Revenue	1,174,809	2,238,537	0	0	0	0	1,174,809	2,238,537
Segment Profit – Pre Tax	324,009	381,660	(1,258,554)	(1,015,068)	(1,368,221)	(1,478,062)	(2,302,766)	(2,111,470)
Total Assets	663,229	664,390	673,950	576,031	2,752,083	7,046,966	4,089,262	8,287,387
Property Additions	0	0	0	0	0	19,738	0	19,738
Interest Expense	0	0	0	0	0	0	0	0
Depreciation	0	0	0	0	12,390	14,517	12,390	14,517

Note 10. Subsequent Events

     We have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events.

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

     In response to specific feedback from Lightbridge’s Nuclear Utility Fuel Advisory Board comprised of senior fuel managers from four of the larger U.S. nuclear utilities (Exelon, Duke, Dominion, and Southern Company), we have enhanced our metallic fuel assembly design for existing PWRs, eliminating the outer blanket row of oxide fuel rods and making our entire fuel assembly metallic.

As a result, nuclear utilities using our metallic fuel in existing PWRs can realize improved safety, plant economics, and operating benefits (i.e., power uprate and longer fuel cycle) without the fuel performance constraints imposed by introducing oxide fuel rods into an assembly.

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

     Our management expects to make judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increase, these judgments become even more subjective and complex. Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from these estimates. Changes in estimates and assumptions based upon actual results may have a material impact on our results of operations and/or financial condition. We have identified certain accounting policies that we believe are most important to the portrayal of our current financial condition and results of operations.

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

Income Taxes

     We account for income taxes using the liability method in accordance with the accounting pronouncement “ Accounting for Income Taxes ”, which requires the recognition of deferred tax assets or liabilities for the tax-effected temporary differences between the financial reporting and tax bases of our assets and liabilities, and for net operating loss and tax credit carry forwards. The tax expense or benefit for unusual items, prior year tax exposure items, or certain adjustments to valuation allowances are treated as discrete items in the interim period in which the events occur.

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

Intangibles

     As presented on the accompanying balance sheet, we had patents with a net book value of approximately $0.7 million and $0.6 million as of June 30, 2013 and December 31, 2012, respectively. There are many assumptions and estimates that may directly impact the results of impairment testing, including an estimate of future expected revenues, earnings and cash flows, and discount rates applied to such expected cash flows in order to estimate fair value. We have the ability to influence the outcome and ultimate results based on the assumptions and estimates we choose for testing. To mitigate undue influence, we set criteria that are reviewed and approved by various levels of management. The determination of whether or not intangible assets have become impaired involves a significant level of judgment in the assumptions. Changes in our strategy or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets.

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

Operations Review

Business Segments and Periods Presented

     We have provided a discussion of our results of operations on a consolidated basis and have also provided certain detailed segment information for each of our business segments below for the three and six months ended June 30, 2013 and 2012, in order to provide a meaningful discussion of our business segments. We have organized our operations into two principal segments: Consulting and Nuclear Fuel Technology. We present our segment information along the same lines that our chief executives review our operating results in assessing performance and allocating resources.

BUSINESS SEGMENT RESULTS – THREE MONTHS ENDED JUNE 30, 2013 AND 2012

					Corporate and
	Consulting		Technology		Eliminations		Total
	2013	2012	2013	2012	2013	2012	2013	2012
Revenue	658,859	981,016	0	0	0	0	658,859	981,016
Segment Profit – Pre Tax	239,163	149,574	(615,281)	(518,360)	(647,726)	(946,150)	(1,023,844)	(1,314,936)
Total Assets	663,229	664,390	673,950	576,031	2,752,083	7,046,966	4,089,262	8,287,387
Property Additions	0	0	0	0	0	19,738	0	19,738
Interest Expense	0	0	0	0	0	0	0	0
Depreciation	0	0	0	0	6,238	7,237	6,238	7,237

BUSINESS SEGMENT RESULTS – SIX MONTHS ENDED JUNE 30, 2013 AND 2012

					Corporate and
	Consulting		Technology		Eliminations		Total
	2013	2012	2013	2012	2013	2012	2013	2012
Revenue	1,174,809	2,238,537	0	0	0	0	1,174,809	2,238,537
Segment Profit – Pre Tax	324,009	381,660	(1,258,554)	(1,015,068)	(1,368,221)	(1,478,062)	(2,302,766)	(2,111,470)
Total Assets	663,229	664,390	673,950	576,031	2,752,083	7,046,966	4,089,262	8,287,387
Property Additions	0	0	0	0	0	19,738	0	19,738
Interest Expense	0	0	0	0	0	0	0	0
Depreciation	0	0	0	0	12,390	14,517	12,390	14,517

Technology Business

     Over the next 12 to 15 months, we expect to incur approximately $3-4 million in research and development expenses related to the development of our proprietary nuclear fuel designs, contingent upon execution of new research and development agreements with outside contractors. We spent approximately $0.6 million and $0.5 million for research and development during the three months ended June 30, 2013 and 2012, respectively and $1.3 million and $1.0 million for the six months ended June 30, 2013 and 2012, respectively.

     Over the next 2-3 years, we expect that our research and development activities will increase and will be primarily focused on testing and demonstration of our metallic fuel technology for Western-type pressurized water reactors. The main objective of this research and development phase is to prepare for full-scale demonstration of our fuel technology in an operating commercial PWR.

Consulting Services Business

     At the present time, substantially all of our revenue for the three and six months ended June 30, 2013 and 2012, is from our consulting services business segment and is derived by offering services to governments outside of the U.S. planning to create or expand electricity generation capabilities using nuclear power plants. The fee type and structure that we offer for each client engagement is dependent on a number of variables, including the complexity of the services, the level of the opportunity for us to improve the client’s electricity generation capabilities using nuclear power plants, and other factors.

Consolidated Results of Operations

The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Three Months Ended
	June 30,
	2013		2012
Consolidated Statements of Income Data:
Revenues	100%		100%
Costs and expenses:
Cost of revenues	56%		62%
Gross Profit	44%		38%
Research and development	93%		53%
General and administrative	102%		127%

Total expenses	195%		180%
Loss from operations	(151%	)	(142%	)
Interest income and other, net	(4)%		8%

Loss before income taxes	(155%	)	(134%	)
Provision for income taxes	0%		0%

Net loss	(155%	)	(134%	)

Revenues

The following table presents our revenues, by business segment, for the periods presented (in millions):

	Three Months Ended
	June 30,
	2013	2012
Consulting Segment Revenues:
ENEC and FANR (UAE)	$0.7	$1.0
Other (GCC and other countries)	0.0	0.0

Total	0.7	1.0
Technology Segment Revenues	0.0	0.0

Total Revenues	$0.7	$1.0

     The decrease in our revenues from 2013 to 2012 of $0.3 million resulted from the decrease in the work performed for our FANR and ENEC projects. Our consulting projects with ENEC and FANR are being performed pursuant to ongoing requests to work on specific projects on a time and expense basis as needed. The FANR contract was renegotiated in 2012 and its contract term extended to December 31, 2014. The future revenue to be earned and recognized under both the ENEC and FANR agreements will depend upon agreed upon work plans, which can differ from the revenue amounts initially planned to be earned under these agreements.

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

Costs and Expenses

The following table presents our cost of services provided, by business segment, for the periods presented (in millions):

	Three Months Ended
	June 30,
	2013	2012

Consulting	$0.4	$0.6
Technology	0.0	0.0
Total	$0.4	$0.6

Cost of Services Provided

     Cost of services provided is comprised of expenses related to the consulting, professional, administrative and other support costs allocated to our technology and consulting projects, which were incurred to perform and support the work done for our consulting projects with ENEC, FANR and our other contracts. The billing rates to us from our consultants who provide services under our consulting contracts predominantly remained the same in 2013 and 2012. The decrease in our consulting costs of $0.2 million was a result of the decrease of the work we performed for our consulting projects, as discussed above. We also used less outside consultants to perform work for us in 2013, resulting in an improvement of our gross margin in 2013.

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

General and Administrative Expenses

The following table presents our general and administrative expenses, (dollars in millions):

	Three Months Ended
	June 30,
	2013	2012

General and administrative expenses	$0.7	$1.2

     General and administrative expenses consist mostly of compensation and related costs for personnel and facilities, stock-based compensation, finance, human resources, information technology, and fees for consulting and other professional services. Professional services are principally comprised of outside legal, audit, strategic advisory services and outsourcing services.

     The general and administrative expenses decrease of $0.5 million was mostly related to the decrease in payroll and payroll related benefits of $0.3 million; the decrease in stock-based compensation expense of $0.2 million as a result of a significant amount of equity awards which fully vested in prior years; the reduction in consulting expenses of $0.1 million primarily due to the reduction of fees paid to our strategic advisory committee; which reduction was partially offset by an increase in other general and administrative expenses.

     See Note 1 and Note 8 of the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report Form on 10-Q for additional information about our stock-based compensation costs.

Interest Income and Other, Net

     Interest income and other income and expenses, net, decreased by approximately $0.1 million for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. Due to a decrease in cash equivalents and marketable securities balances in 2013, we incurred a decrease in our investment income.

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

Consolidated Results of Operations

The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Six Months Ended
	June 30,
	2013		2012

Consolidated Statements of Income Data:
Revenues	100%		100%
Costs and expenses:
Cost of revenues	55%		62%
Gross Profit	45%		38%
Research and development	107%		45%
General and administrative	132%		98%

Total expenses	239%		143%
Loss from operations	(194%	)	(105%	)
Interest income and other, net	(1%	)	10%

Loss before income taxes	(195%	)	(95%	)
Provision for income taxes	0%		0%

Net loss	(195%	)	(95%	)

Revenues

The following table presents our revenues, by business segment, for the periods presented (in millions):

	Six Months Ended
	June 30,
	2013	2012

Consulting Segment Revenues:
ENEC and FANR (UAE)	$1.2	$2.2
Other (GCC and other countries)	0.0	0.0

Total	1.2	2.2
Technology Segment Revenues	0.0	0.0

Total Revenues	$1.2	$2.2

     The decrease in our revenues from 2013 to 2012 of $1.0 million resulted from the decrease in the work performed for our FANR and ENEC projects. Our consulting projects with ENEC and FANR are being performed pursuant to ongoing requests to work on specific projects on a time and expense basis as needed. The FANR contract was renegotiated in 2012 and its contract term extended to December 31, 2014. The future revenue to be earned and recognized under both the ENEC and FANR agreements will depend upon agreed upon work plans, which can differ from the revenue amounts initially planned to be earned under these agreements.

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

Costs and Expenses

The following table presents our cost of services provided, by business segment, for the periods presented (in millions):

	Six Months Ended
	June 30,
	2013	2012

Consulting	$0.7	$1.4
Technology	0.0	0.0
Total	$0.7	$1.4

Cost of Services Provided

     Cost of services provided is comprised of expenses related to the consulting, professional, administrative and other support costs allocated to our technology and consulting projects, which were incurred to perform and support the work done for our consulting projects with ENEC, FANR and our other contracts. The billing rates to us from our consultants who provide services under our consulting contracts predominantly remained the same in 2013 and 2012. The decrease in our consulting costs of $0.7 million was a result of the decrease of the work we performed for our consulting projects, as discussed above. We also used less outside consultants to perform work for us in 2013, resulting in an improvement of our gross margin in 2013.

     If consulting revenues increase in future periods, we expect cost of services provided will increase in dollar amount and may increase as a percentage of revenues.

     See Note 1 and Note 3 of the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information about our cost of services provided.

Research and Development

The following table presents our research and development expenses, (in millions):

	Six Months Ended
	June 30,
	2013	2012

Research and development expenses	$1.3	$1.0

     Research and development expenses consist mostly of compensation and related costs for personnel responsible for the research and development of our fuel. The increase of $0.3 million in 2013 was primarily due to an increase in salaries and wages. All of our research and development activities are conducted in Russia and the United States. We expense research and development costs as they are incurred.

     See Note 1 and Note 7 of the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report Form on 10-Q for additional information about our research and development costs.

General and Administrative Expenses

The following table presents our general and administrative expenses, (dollars in millions):

	Six Months Ended
	June 30,
	2013	2012

General and administrative expenses	$1.6	$2.2

     General and administrative expenses consist mostly of compensation and related costs for personnel and facilities, stock-based compensation, finance, human resources, information technology, and fees for consulting and other professional services. Professional services are principally comprised of outside legal, audit, strategic advisory services and outsourcing services.

     The general and administrative expenses decrease of $0.6 million was mostly related to the decrease in payroll and payroll related benefits of $0.4 million; stock-based compensation expense of $0.4 million as a result of a significant amount of equity awards which fully vested in prior years; the reduction in consulting expenses of $0.1 million primarily due to the reduction of fees paid to our strategic advisory committee; which reduction was partially offset by an increase in taxes and license fees of $0.1 million, and an increase in other general and administrative expenses of $0.2 million.

     See Note 1 and Note 8 of the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report Form on 10-Q for additional information about our stock-based compensation costs.

Interest Income and Other, Net

     Interest income and other income and expenses, net, decreased by approximately $0.2 million for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. The decrease in our investment income was due to a decrease in cash equivalent and marketable securities balances in 2013.

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

Liquidity and Capital Resources

     As of June 30, 2013, we had total cash and cash equivalents and restricted cash of approximately $1.1 million, and marketable securities of $1.1 million, both totaling $2.2 million. Our working capital at June 30, 2013, is approximately $3.0 million. Our present monthly cash flow shortfall from our current operations is approximately $200,000 to $250,000 per month. Based on our June 30, 2013 working capital amount and our current monthly operating cash flow shortfall, we expect to have sufficient working capital to fund our operations at their current level, for the next 12 months. The following table provides detailed information about our net cash flow for all financial statements periods presented in this Report.

Cash Flow (in millions)

	Six Months Ended
	June 30,
	2013	2012

Net cash provided by (used in) operating activities	$(2.0)	$(3.0)
Net cash provided by (used in) investing activities	0.4	0.2
Net cash provided by (used in) financing activities	0.0	0.0
Net cash inflow (outflow)	$(1.6)	$(2.8)

Operating Activities

     Cash used in operating activities for the six months ended June 30, 2013, consisted of net loss adjusted for non-cash expense items such as depreciation and amortization, as well as the effect of changes in working capital. Cash used in operating activities for the six months ended June 30, 2013, consisted of a net loss of $2.3 million and net adjustments for non-cash expense items totaling $0.3 million, consisting of stock-based compensation of $0.2 million and depreciation and unrealized and realized losses on marketable securities of $0.1 million. Total cash provided by (used in) working capital totaled $0.0 million. The cash provided by (used in) working capital was due to the increase in accounts receivable of ($0.1) million offset by a decrease in prepaid expenses and other assets of $0.1 million.

     Cash used in operating activities for the six months ended June 30, 2012, consisted of net loss adjusted for non-cash expense items such as depreciation and amortization, as well as the effect of changes in working capital. Cash used in operating activities for the six months ended June 30, 2012, consisted of a net loss of $2.1 million and net adjustments for non-cash expense items totaling $0.5 million, consisting of stock-based compensation of $0.6 million offset by an unrealized gain on marketable securities of $0.1 million. Total cash used for working capital totaled $1.4 million. The cash used for working capital was due to the increase in accounts receivable of $0.4 million; increase in prepaid expenses and other assets of $0.2 million and a decrease in accounts payable and accrued expenses of $0.8 million.

Investing Activities

     Net cash used by our investing activities for the six months ended June 30, 2013, as compared to net cash used by our investing activities for the same six month period in 2012, increased by $0.2 million, due to the increase in net proceeds from the sales and purchases of marketable securities.

Financing Activities

     Net cash provided by (used in) our financing activities for the six months ended June 30, 2013, as compared to the same six month period in 2012 was essentially the same.

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

     Although we anticipate securing new consulting work from one or more of these prospects, we cannot determine as of the date of this filing if and when a new consulting contract will be awarded to us. If we do not enter into any new consulting or technology agreements to provide working capital to support our business plan regarding our planned research and development activities for developing our fuel designs, we will need to raise additional capital in 2013 by way of an offering of equity securities, an offering of debt securities, a financing through a bank, or a strategic alliance with another entity; options which we are currently beginning to explore. We may also need to raise additional capital sooner if our current consulting business segment becomes non-sustaining. We believe that if we are awarded new consulting contracts, the margin earned on these new contracts will favorably impact our short-term and long-term liquidity and will supplement the funding for our anticipated research and development expenses of our nuclear fuel technologies, of $3 million to $4 million over the next 12-15 months.

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

Not Required.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Controls Over Financial Reporting

     There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the period covered by this report that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

     In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

ITEM 1A. RISK FACTORS

Risks Associated with our Fuel Technology Business

If we are unable to enter into one or more commercial agreements with nuclear fuel fabricators and/or vendors, we may not be able to raise money on terms acceptable to us or at all.

Based on our current cash position, we will need to seek new financing or additional sources of capital in the next 6-12 months in order to fund ongoing research and development activities for our nuclear fuel technology. We are currently in discussions with fuel vendors/fabricators regarding entry into commercial agreements to support our research and development activities and further enhance the development of our fuel products. Though we are unable to provide a reliable estimate as to the likelihood or timing of any such commercial agreements, we hope to be able to announce significant progress in these endeavors before the end of 2013. If we are unable to demonstrate meaningful progress towards entry into these commercial agreements or other strategic arrangements to further the development of our fuel products, it may be difficult for us to raise additional capital on terms acceptable to us or at all. If we are unable to raise additional capital in the next 6-12 months, it is unlikely that we will be able to execute our current business plan.

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

We are currently conducting fuel assembly design and testing work in Russia through our Moscow office personnel as well as Russian research institutes and other nuclear entities that are owned or are closely affiliated with the government of the Russian Federation. We do not currently possess all of the necessary know-how or have licensing or other rights to acquire or utilize certain designs, data, methodologies or processes required for the fabrication of our fuel assemblies. If we, or a fuel fabricator to whom we license our fuel technology, desire to utilize such existing processes or methodologies in the future, a license or other right to use such technologies from the Russian entities that previously developed and own such technologies would be required. Alternatively, we would have to develop our own know-how necessary for fabrication of our metallic fuel. Nuclear operators typically seek diversity of fuel supply and may be hesitant to use a fuel product that is only available from a single supplier. If we are unable to obtain a license or other right to acquire or utilize certain processes or develop our own know-how required for the fabrication of our fuel assemblies, or there is only a single supplier of our fuel assemblies, then we may not be able to fully exploit our intellectual property and may be hindered in the sale of our fuel products and services.

Our research operations are conducted primarily in Russia, making them subject to political uncertainties relating to Russia and U.S.-Russian relations.

Much of our present research activities are being conducted in Russia. Our research operations conducted in Russia are subject to various political risks and uncertainties inherent in the country of Russia. If U.S.-Russia relations deteriorate, the Russian government may decide to scale back or even cease completely its cooperation with the United States on various international projects, including nuclear power technology development programs. If this should happen, our research and development program in Russia could be scaled back or shut down, which could cause development program schedule delays and may require additional funding to access alternative testing facilities outside of Russia. The Russian institutes and other nuclear entities engaged in our project are highly regulated and, in many instances, are controlled by the Russian government. The Russian government could decide that the nuclear scientists engaged in our project in Russia or testing facilities employed in our project should be redirected to other high priority national projects in the nuclear sector which could lead to development program schedule delays. Certain future research and development activities to be performed by Russian entities under contract with us will require formal authorization from the Russian State Atomic Energy Corporation, or “Rosatom”, which owns those entities and is the main Russian government agency that oversees Russia's civil nuclear power industry. Rosatom requires that all collaborative projects with U.S. entities fall into one of the collaboration areas outlined in a government-to-government agreement that was entered into by and between the United States and Russia soon after the 123 Agreement on peaceful nuclear cooperation between the two countries came into force (which occurred in late 2010). Rosatom requires that the U.S. Department of Energy, or DOE, issue an official endorsement of each commercial project proposed for collaboration between a U.S. entity and Rosatom. Without such DOE endorsement and designation of the project by DOE as consistent with one of the collaboration areas outlined in the above-mentioned government-to-government agreement, Rosatom is unlikely to cooperate and participate in the proposed project. Lightbridge did receive a letter from DOE confirming that our proposed collaborative projects with Rosatom fall under the 123 agreement, which we understand has satisfied the Rosatom requirements. Until commercial negotiations with Rosatom and/or its subsidiary companies are concluded and a legally binding agreement is entered into between the parties, a risk of development program schedule delays or a lack of sufficient interest from Rosatom or its entities in proposed collaboration still remains. A lack of a legally binding agreement with Rosatom and/or its subsidiary companies may also adversely affect our ability to raise new capital at terms acceptable to us.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the fiscal quarter ended June 30, 2013.

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

Date: August 1, 2013

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