Form 10-Q
period 2013-09-30
LIGHTBRIDGE Corp
filed 2013-11-07
CIK 1084554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]     No [X]

The number of shares outstanding of each of the issuer’s classes of common equity, as of October 30, 2013 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	15,057,243

LIGHTBRIDGE CORPORATION
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012

PART I—FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Lightbridge Corporation
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$362,597	$2,197,555
Marketable securities	14,984	1,598,209
Restricted cash	554,731	553,682
Accounts receivable - project revenue and reimbursable project costs	628,789	601,803
Prepaid expenses & other current assets	448,759	574,590
Total Current Assets	2,009,860	5,525,839

Property Plant and Equipment -net	2,019	17,221

Other Assets
Patent costs - net	672,405	600,596

Total Assets	$2,684,284	$6,143,656

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$282,339	$385,223
Total Current Liabilities	282,339	385,223

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.001 par value, 50,000,000 authorized shares, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 authorized, 12,556,400 shares outstanding and 12,526,240 shares outstanding at September 30, 2013 and December 31, 2012, respectively	12,556	12,526
Additional paid in capital - stock and stock equivalents	72,224,284	71,955,631
Deficit	(69,834,895)	(66,212,849)
Common stock reserved for issuance, 2,264 shares at December 31, 2012	-	3,125
Total Stockholders' Equity	2,401,945	5,758,433

Total Liabilities and Stockholders' Equity	$2,684,284	$6,143,656

The accompanying notes are an integral part of these condensed consolidated financial statements

Lightbridge Corporation
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue:

Consulting Revenue	$169,156	$591,355	$1,343,964	$2,829,893

Cost of Consulting Services Provided	128,780	370,415	778,821	1,747,880

Gross Margin	40,376	220,940	565,143	1,082,013

Operating Expenses
General and administrative	804,907	1,082,644	2,358,769	3,274,240
Research and development expenses	557,729	542,664	1,816,284	1,557,732
Total Operating Expenses	1,362,636	1,625,308	4,175,053	4,831,972

Operating Loss	(1,322,260)	(1,404,368)	(3,609,910)	(3,749,959)

Other Income and (Expenses)
Investment income	2,476	153,462	(9,277)	386,530
Other income (expenses)	505	3,258	(2,859)	4,312
Total Other Income and (Expenses)	2,981	156,720	(12,136)	390,842

Net loss before income taxes	(1,319,279)	(1,247,648)	(3,622,046)	(3,359,117)

Income taxes	0	0	0	0

Net loss	$(1,319,279)	$(1,247,648)	$(3,622,046)	$(3,359,117)

Net Loss Per Common Share, Basic and diluted	$(0.11)	$(0.10)	$(0.29)	$(0.27)
Weighted Average Number of shares outstanding	12,556,400	12,514,036	12,550,850	12,479,659

The accompanying notes are an integral part of these condensed consolidated financial statements

Lightbridge Corporation
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30, 2013
	2013	2012
Operating Activities:
Net Loss	$(3,622,046)	$(3,359,117)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock based compensation	273,558	831,063
Depreciation and amortization	15,202	21,584
(Gains) loss on marketable securities	49,116	(141,893)
Changes in non-cash operating working capital items:
Accounts receivable - fees and reimbursable project costs	(26,986)	(143,329)
Prepaid expenses and other assets	125,831	(316,466)
Accounts payable, accrued liabilities and other current liabilities	(102,884)	(586,078)
Net Cash Used In Operating Activities	(3,288,209)	(3,694,236)

Investing Activities:
Proceeds from the sale of marketable securities	1,572,242	997,926
Purchase of Marketable securities	(38,133)	(242,074)
Patent costs	(71,809)	(43,502)
Property and equipment	0	(18,100)
Net Cash Provided By Investing Activities	1,462,300	694,250

Financing Activities:
Proceeds from the issuance of common stock	0	1,733
Stock offering costs	(8,000)	0
Restricted cash	(1,049)	(1,385)
Net Cash Provided By (Used In) Financing Activities	(9,049)	348

Net Decrease In Cash and Cash Equivalents	(1,834,958)	(2,999,638)

Cash and Cash Equivalents, Beginning of Period	2,197,555	3,569,098

Cash and Cash Equivalents, End of Period	$362,597	$569,460

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year:
Interest paid	$0	$0
Income taxes paid	$0	$0

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

     On Oct. 7, 2013 we were selected as technical advisor to provide independent re-verification of equipment and material procurement processes related to construction and maintenance of nuclear power plants operated by Korea Hydro and Nuclear Power Company (KHNP). As a subcontractor to London-based Lloyd's Register Group Limited, we will focus on the environmental and seismic qualification, and commercial grade dedication aspects of a two-year Lloyd's Register/KHNP contract.

Accounting Policies and Pronouncements

Basis of Consolidation

     These financial statements include the accounts of Lightbridge, a Nevada corporation, and our wholly-owned subsidiaries, TPI, a Delaware corporation, Lightbridge International Holding LLC, a Delaware limited liability company and our foreign branch offices.

     All significant intercompany transactions and balances have been eliminated in consolidation. We registered a branch office in the United Kingdom in 2008 called Lightbridge Advisors Limited (currently inactive) and we also established a branch office in Moscow, Russia, in July 2009, both of which are wholly owned by Lightbridge International Holding LLC. Translation gains and losses for the three months and nine months ended September 30, 2013 and September 30, 2012 were not significant.

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

Certain Risks, Uncertainties and Concentrations

     Management anticipates, based on our current working capital, including the proceeds of an equity financing in October 2013, (see Note 10) and our current projected working capital requirements, that we will have enough working capital funds to sustain our current operations at our current operating level until early 2015. We will need to raise additional capital by way of an offering of equity securities, an offering of debt securities, a financing through a bank, or a strategic alliance with another entity. We may need to raise additional capital for research and development expenses in 2014. Currently, we are working on consulting revenue opportunities with the overall goal of increasing our profitability and cash flow.

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

     Accounts receivable are typically unsecured and are primarily derived from revenues earned from customers located in the Middle East. We perform ongoing evaluations to determine customer credit and we limit the amount of credit we extend, but generally we do not require collateral from our customers. We maintain reserves for estimated credit losses; however, no reserve has been set up for 2013 and 2012, as we have not incurred any credit losses from our customers, to date. Substantially all of our consulting revenues were from our Middle East contracts for the three months and nine months ended September 30, 2013 and 2012. One consulting firm accounted for 0% and 80% of our total cost of consulting services provided, for the three months ended September 30, 2013 and September 30, 2012, and 24% and 78% for the nine months ended September 30, 2013 and 2012 respectively.

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

     For the three months ended September 30, 2013 and 2012, we recognized stock-based compensation of approximately $60 thousand and $200 thousand, respectively. For the nine months ended September 30, 2013 and 2012, we recognized stock-based compensation of approximately $270 thousand and $830 thousand, respectively. Related income tax benefits were not recognized, as we incurred a tax loss for both years.

Fair Value of Financial Instruments

     The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximate fair value because of their generally short maturities. We carry marketable securities at fair value.

Cash and Cash Equivalents, Restricted Cash and Marketable Securities

     We invest our excess cash in money market mutual funds, and mutual bond funds. We classify all highly liquid investments with stated maturities of three months or less from date of purchase as cash equivalents and all highly liquid investments with stated maturities of greater than three months as marketable securities. We hold cash balances in excess of the federally insured limits of $250,000 with two prominent financial institutions. We deem this credit risk not to be significant as our cash is held by major prominent financial institutions. Total cash and cash equivalents held in checking accounts and a money market core cash account, as reported on the accompanying consolidated balance sheets, totaled approximately $0.4 million and $2.2 million at September 30, 2013 and December 31, 2012, respectively.

     Restricted cash represents cash being held by one prominent financial institution that is being used as collateral for our corporate credit cards and our letters of credit issued to some of our customers. There was approximately $24,000 of outstanding letters of credit as of September 30, 2013. The total balance of our restricted cash at September 30, 2013 and December 31, 2012, was approximately $0.6 million.

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

     The total quoted fair value of our marketable securities at September 30, 2013 and December 31, 2012 was approximately $0.0 million and $1.6 million, respectively. This amount was held in the following mutual funds at December 31, 2012: (1) Doubleline Total Return Bond Fund (Symbol - DLTNX) -$0.8 million; (2) Vanguard High Yield Corp Investor Fund (Symbol -VWEHX) - $0.1 million; and (3) Vanguard GNMA Investor Fund (Symbol -VFIIX) - $0.7 million at December 31, 2012. The cost basis of these above investments was approximately $1.1 million.

     The amount recorded as unrealized gain (loss), realized capital gain or loss, interest and dividends received, as reported to us from the financial institutions in which they were reinvested, and that we reported under the caption of investment income (loss) in the accompanying consolidated statement of operations, totaled approximately $2,000 and $153,000 for each of the three month periods ended September 30, 2013 and 2012, respectively and $(9,000) and $387,000 for each of the nine months ended September 30, 2013 and September 30, 2012, respectively. We elected the fair value option permitted under FASB ASC 825 to report the unrealized gains and losses from our marketable securities in our accompanying consolidated statement of operations instead of other comprehensive income and loss. Management believes the fair value option provides a better indication of the Company’s performance.

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

Note 2. Net Loss Per Share

     Basic net loss per share is computed using the weighted-average number of common shares outstanding during the reporting period. Diluted net income per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the reporting period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, warrants, restricted shares, and unvested common shares subject to repurchase or cancellation. The dilutive effect of outstanding stock options, restricted stock units, and warrants is not reflected in diluted earnings per share because we incurred net losses for the three months and nine months ended September 30, 2013 and 2012, and the effect of including these potential common shares in the diluted earnings per share calculations would be anti-dilutive and are therefore not included in the calculations.

Note 3. Accounts Receivable - Project Revenue and Project Costs

ENEC and FANR Projects

     The total accounts receivable from the ENEC and FANR contracts was approximately $0.6 million at September 30, 2013 and December 31, 2012. These amounts due from ENEC and FANR represent approximately all of the total accounts receivable reported at September 30, 2013 and December 31, 2012.

     Total unbilled accounts receivable included in the accompanying consolidated balance sheets and reported in accounts receivable of approximately $0.1 million and $0.2 million at September 30, 2013 and December 31, 2012 is for work that was billed to our clients in October 2013 and January 2013, respectively. Foreign currency transaction exchange gains (losses) were not significant for the three and nine months ended September 30, 2013 and 2012, respectively, which is reported in the caption “other income and expenses” on the accompanying consolidated statement of operations.

     Travel costs and other reimbursable costs under these contracts are reported in the accompanying statement of operations as both revenue and cost of consulting services provided, and totaled approximately $0.0 million and $0.2 million for the three month periods ended September 30, 2013 and 2012 and approximately $0.1 million and $0.4 million for the nine months ended September 30, 2013 and September 30, 2012, respectively. The total travel and other reimbursable expenses that have not been reimbursed to us and are included in total accounts receivable reported above from our consulting contracts were not significant.

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

Note 4. Accounts Payable and Accrued Liabilities

     Accounts payable and accrued expenses (in millions) consisted of the following:

	2013	2012
Trade payables	$0.1	$0.2
Accrued expenses and other	0.2	0.2
Total	$0.3	$0.4

Note 5. Income Taxes

     Our tax provision is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2013 and 2012 annual effective tax rate is estimated to be a combined 40% for the U.S. federal and state statutory tax rate. We review tax uncertainties in light of changing facts and circumstances and adjust them accordingly. As of September 30, 2013 and December 31, 2012, there were no tax contingencies recorded.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting, and the amounts recognized for income tax purposes. The significant components of deferred tax assets (at a 40% effective tax rate) as of September 30, 2013 and December 31, 2012, respectively, are as follows:

Deferred Tax Assets (in millions)

	Total	Total	Deferred Tax Asset
	2013	2012	2013	2012

Capitalized start-up costs	$4.7	$5.1	$1.9	$2.0
Stock-based compensation	21.9	21.7	8.8	8.7
Net operating loss carry-forward	38.2	34.4	15.3	13.8

Less: valuation allowance	(64.8)	(61.2)	(26.0)	(24.5)

	$-	$-	$-	$-

     We have a net operating loss carry-forward for federal and state tax purposes of approximately $38 million at September 30, 2013, that is available to offset future taxable income, which will begin to expire in the year 2022. For financial reporting purposes, no deferred tax asset was recognized because at September 30, 2013 and December 31, 2012, management estimates that it is more likely than not that substantially all of the net operating losses will expire unused. As a result, the amount of the deferred tax assets considered realizable was reduced 100% by a valuation allowance. The change in the valuation allowance was approximately $1.5 million for the nine months ended September 30, 2013 and 2012, respectively. Many of the Company’s operating expenses in its 2007 and 2006 tax years were classified under the Internal Revenue Code as capitalized “Startup Costs”, which did not begin to be deductible for tax purposes until 2008. The Company files a consolidated tax return with its subsidiaries. The Company is no longer subject to U.S. federal, state, or non-U.S. income tax examinations by tax authorities for tax years before 2010. The tax returns from prior years to 2009 are subject to examination for the limited purpose of challenging the net operating losses carried forward from those periods.

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

Operating Leases

     We entered into an agreement to lease office space under the terms of a sublease with a term of 65 months commencing August 1, 2008. Under the terms of the sublease for our office in Virginia, the lease payments are inclusive of pass-through costs. We are not charged additional amounts for real estate taxes and standard operating expenses. We paid the security deposit related to this sublease agreement in the amount of approximately $120,000 (security deposit balance approximately $40,000 at September 30, 2013). We pay monthly rental fees in the amount of approximately $49,000 in accordance with the sublease agreement plus parking fees. We pay rent for our Moscow office of approximately $12,000 per month. The monthly straight-line rental expense from August 1, 2008 to December 1, 2013, is approximately $45,000 under our Virginia sublease agreement. As a result of the straight-line rent calculation generated by the one free rent period and rent escalation, we have recorded in accrued liabilities a deferred rent credit of approximately $11,000 and $33,000 at September 30, 2013 and December 31, 2012, respectively. Total rent expense was approximately $0.2 million for each of the three months periods ended September 30, 2013 and 2012 and approximately $0.5 million for each of the nine months periods ended September 30, 2013 and 2012.

Estimated annual minimum rental payments (in millions) under our operating leases are as follows:

Total
Year ending - December 31, 2013	$0.2
Total minimum lease payments	$0.2

Note 7. Research and Development Costs

Research and Development Costs

     Research and development costs, included in the accompanying consolidated statement of operations amounted to approximately $0.6 million and $0.5 million for the three month periods ended September 30, 2013 and 2012, respectively and $1.8 million and $1.6 million for the nine months ended September 30, 2013 and 2012, respectively.

     On August 15, 2013, Lightbridge entered into a Professional Services Agreement with Prof. Jean Ragusa to continue the neutronic modeling work that was completed by Prof. Ragusa under Task Order No. 1 issued under our Master Research Services Agreement with Texas A&M University. The initial statement of work (SOW-1) under the Professional Services Agreement with Prof. Ragusa has a fixed price of $40,000 and is expected to be completed by February 15, 2014. The results of this work will be used to enhance our neutronic modeling capability using industry standard computer codes.

     In addition, we have consulting agreements with several consultants working on various projects for us, which total approximately $10,000 per month.

Note 8. Stockholders’ Equity

     At September 30, 2013, there are 500,000,000 shares of authorized common stock. Total common stock outstanding at September 30, 2013 and December 31, 2012, was 12,556,400 and 12,526,240 shares, respectively. At September 30, 2013, there were no shares reserved for future issuance, 1,034,996 stock warrants, 1,630,925 stock options outstanding and 15,136 total unvested shares of restricted stock, all totaling 15,237,457 of total stock and stock equivalents outstanding at September 30, 2013.

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

Total stock options outstanding at September 30, 2013 and December 31, 2012, were 1,630,925 and 1,639,842 of which 1,594,126 and 1,523,536 of these options were vested at September 30, 2013 and December 31, 2012, respectively. Stock option expense was approximately $45 thousand and approximately $145 thousand for the three months ended September 30, 2013 and 2012, respectively. Stock option expense was approximately $190 thousand and approximately $560 thousand for the nine months ended September 30, 2013 and 2012, respectively.

     Stock option transactions to the employees, directors, advisory board members and consultants are summarized as follows for the nine months ended September 30, 2013:

		Weighted	Weighted
		Average	Average
	Options	Exercise	Fair
	Outstanding	Price	Value

Beginning of the year	1,639,842	$11.46	$10.85
Granted	-	-	-
Exercised	-	-	-
Forfeited	(7,250)	6.04	5.51
Expired	(1,667)	$8.55	$8.01

End of the period	1,630,925	$11.49	$10.88

Options exercisable	1,594,126	$11.62	$11.01

Stock option transactions to the employees, directors, advisory board members and consultants are summarized as follows for the year ended December 31, 2012:

		Weighted	Weighted
		Average	Average
	Options	Exercise	Fair
	Outstanding	Price	Value

Beginning of the year	1,674,065	$11.37	$10.74
Granted	-	-	-
Exercised	-	-	-
Forfeited	(167)	$6.30	$5.67
Expired	(34,056)	$9.42	$7.48

End of the year	1,639,842	$11.46	$10.85

Options exercisable	1,523,536	$11.82	$11.22

The above tables include options issued and outstanding as of September 30, 2013 as follows:

i)	A total of 229,558 non-qualified 8-10 year options have been issued, and are outstanding, to our consultants at exercise prices of $5.70 to $19.20 per share.

ii)

A total of 1,129,498 non-qualified 8-10 year options have been issued, and are outstanding, to our directors, officers and employees at exercise prices of $5.42 to $23.85 per share. From this total, 665,088 options are outstanding to the Chief Executive Officer who is also a director, with remaining contractual lives of 2.2 years to 7.5 years. All other options issued to directors, officers and employees have a remaining contractual life ranging from 2.8 years to 7.5 years.

iii)	A total of 271,869 non-qualified 10 year options have been issued, and are outstanding, to our advisory board members at exercise prices of $4.50 to $14.40 per share.

     The following table provides certain information with respect to the above-referenced stock options that are outstanding and exercisable at September 30, 2013:

	Stock Options Outstanding			Stock Options Vested
	Weighted			Weighted
	Average			Average
	Remaining		Weighted	Remaining		Weighted
	Contractual	Number	Average	Contractual	Number	Average
	Life	of	Exercise	Life	of	Exercise
	- Years	Awards	Price	- Years	Awards	Price

Exercise Prices
$4.50 - $8.70	5.53	835,884	$6.33	5.46	799,085	$6.36
$9.00 - $12.90	4.20	130,037	$10.46	4.20	130,037	$10.46

$13.50 - $18.90	2.56	358,336	$14.17	2.56	358,336	$14.17

$19.20 - $23.85	1.90	306,668	$22.84	1.90	306,668	$22.84

Total	4.09	1,630,925	$11.49	4.02	1,594,126	$11.62

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

     The aggregate intrinsic value of stock options outstanding at September 30, 2013 and December 31, 2012 was $0. Intrinsic value calculated based on the difference between the exercise price of the underlying awards and the quoted price of our common stock as the reporting date ($1.79 and $1.41 per share as of the close on September 30, 2013 and December 31, 2012, respectively).

Restricted Stock Award Activity

		Weighted
		Average
		Grant
	Number of	Date Fair
	Units	Value
Total awards outstanding at December 31, 2012	43,032	$6.49
Units granted
Units Exercised/Released	(27,896)	$7.02
Units Cancelled/Forfeited
Total awards outstanding at September 30, 2013	15,136	$5.50

Total units vested
Total units non-vested	15,136	$5.50
Total shares outstanding at September 30, 2013	15,136	$5.50
The following summarizes our restricted stock unit activity:

Scheduled vesting for outstanding restricted stock units at September 30, 2013 is as follows:

	Year Ended
	December 31,
	2013	2014	2015	2016	Thereafter	Total

Scheduled vesting—restricted stock units	843	14,293	--		--	15,136

As of September 30, 2013 and December 31, 2012, there was approximately $40 thousand and $120 thousand of net unrecognized compensation cost related to unvested restricted stock-based compensation arrangements, respectively. This compensation is recognized on a straight line basis resulting in approximately $40 thousand of the compensation expected to be expensed in the next twelve months, and the total unrecognized has a weighted average recognition period of 0.5 years.

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

     There were no stock options granted for the nine months ended September 30, 2013 and the year ended December 31, 2012. Assumptions used in the Black Scholes option-pricing model for the year ended December 31, 2011 were as follows:

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

     During the three months ended September 30, 2013 and 2012, approximately $60 thousand and $200 thousand respectively, were recorded as total stock-based compensation. During the nine months ended September 30, 2013 and 2012, approximately $270 thousand and $830 thousand respectively, were recorded as total stock-based compensation. Stock-based compensation expense is recorded under the caption general and administrative expenses in the accompanying consolidated statements of operations.

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

     The Company evaluates performance based on several factors, of which achievement of strategic goals toward future profitability and business segment income before taxes are the primary measures. The following tables show the operations of the Company’s reportable business segments for the three months and nine months ended September 30, 2013 and 2012.

BUSINESS SEGMENT RESULTS – THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

					Corporate and
	Consulting		Technology		Eliminations		Total
	2013	2012	2013	2012	2013	2012	2013	2012

Revenue	169,156	591,355	0	0	0	0	169,156	591,355

Segment Profit – Pre Tax	(103,133)	5,532	(557,729)	(542,664)	(658,417)	(710,516)	(1,319,279)	(1,247,648)

Total Assets	628,789	420,540	672,405	580,577	1,383,090	6,405,271	2,684,284	7,406,388

Property Additions	0	0	0	0	0	0	0	0

Interest Expense	0	0	0	0	0	0	0	0

Depreciation	0	0	0	0	2,815	7,068	2,815	7,068

BUSINESS SEGMENT RESULTS – NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

					Corporate and
	Consulting		Technology		Eliminations		Total
	2013	2012	2013	2012	2013	2012	2013	2012

Revenue	1,343,964	2,829,893	0	0	0	0	1,343,964	2,829,893

Segment Profit – Pre Tax	220,875	387,192	(1,816,284)	(1,557,732)	(2,026,637)	(2,188,577)	(3,622,046)	(3,359,117)

Total Assets	628,789	420,540	672,405	580,577	1,383,090	6,405,271	2,684,284	7,406,388

Property Additions	0	0	0	0	0	18,100	0	18,100

Interest Expense	0	0	0	0	0	0	0	0

Depreciation	0	0	0	0	15,202	21,584	15,202	21,584

Note 10. Subsequent Events

We have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events, other than those listed below.

Office Lease

     On October 16, 2013 we entered into a new 1 year sub-lease agreement with our current landlord for our current office space starting January 1, 2014. The monthly rent payment will be approximately $32,000 plus additional charges.

Registered Direct Offering

On October 25, 2013 the Company completed an offering (the “Offering”) with certain institutional investors on the sale of 2,500,000 shares of its common stock and warrants to purchase a total of 1,250,000 shares of its common stock for aggregate gross proceeds of approximately $4.4 million, before deducting fees to the Placement Agent and other estimated offering expenses payable by the Company, of approximately $0.5 million. The common stock and warrants were sold in fixed combinations, with each combination consisting of one share of common stock and a warrant to purchase 0.5 shares of common stock. The purchase price is $1.75 per fixed combination. The warrants will become exercisable six months and one day following the closing date October 25, 2013 of the Offering and will remain exercisable for 7.5 years from the date of issuance at an exercise price of $2.30 per share. The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The exercisability of some of the warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.99% of the Company's common stock. This limit may be increased to up to 9.99% upon no fewer than 60 days' notice.

The Company received net proceeds of approximately $3.9 million after payment of certain fees and expenses related to the Offering. These fees and expenses related to this Offering totaled approximately $0.5 million. From the total fees and expense paid, approximately $0.3 million plus reimbursable expenses was paid to William Blair & Company, L.L.C., who served as the placement agent for the Offering. Fees and expenses approximating $0.2 million were charged to additional paid-in capital.

The Offering was effected as a takedown off the Company's shelf registration statement on Form S-3 (File No. 333-187659), which became effective on May 1, 2013 pursuant to a prospectus supplement to be filed with the Securities and Exchange Commission.

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

     On October 15, 2013, we entered into a memorandum of understanding with Babcock & Wilcox Nuclear Energy, Inc. (B&W NE), a subsidiary of The Babcock & Wilcox Company to explore joint development of a pilot-scale facility to demonstrate fabrication of Lightbridge's innovative metallic nuclear fuel.

     Our goal is to enter into a definitive agreement with a fuel vendor/fabricator in early 2014.

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

     On Oct. 7, 2013 we were selected as technical advisor to provide independent re-verification of equipment and material procurement processes related to construction and maintenance of nuclear power plants operated by Korea Hydro and Nuclear Power Company (KHNP). As a subcontractor to London-based Lloyd's Register Group Limited, we will focus on the environmental and seismic qualification and commercial grade dedication aspects of a two-year Lloyd's Register/KHNP contract.

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

Income Taxes

     We account for income taxes using the liability method in accordance with the accounting pronouncement “Accounting for Income Taxes ”, which requires the recognition of deferred tax assets or liabilities for the tax-effected temporary differences between the financial reporting and tax bases of our assets and liabilities, and for net operating loss and tax credit carry forwards. The tax expense or benefit for unusual items, prior year tax exposure items, or certain adjustments to valuation allowances are treated as discrete items in the interim period in which the events occur.

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

     We recognize revenue in accordance with SEC Staff Accounting Bulletin or SAB, Topic 13, “Revenue Recognition ”. We recognize revenue when all of the following conditions are met:

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

Intangibles

     As presented on the accompanying balance sheet, we had patents with a net book value of approximately $0.7 million and $0.6 million as of September 30, 2013 and December 31, 2012, respectively. There are many assumptions and estimates that may directly impact the results of impairment testing, including an estimate of future expected revenues, earnings and cash flows, and discount rates applied to such expected cash flows in order to estimate fair value. We have the ability to influence the outcome and ultimate results based on the assumptions and estimates we choose for testing. To mitigate undue influence, we set criteria that are reviewed and approved by various levels of management. The determination of whether or not intangible assets have become impaired involves a significant level of judgment in the assumptions. Changes in our strategy or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets.

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

Operations Review

Business Segments and Periods Presented

     We have provided a discussion of our results of operations on a consolidated basis and have also provided certain detailed segment information for each of our business segments below for the three and nine months ended September 30, 2013 and 2012, in order to provide a meaningful discussion of our business segments. We have organized our operations into two principal segments: Consulting and Nuclear Fuel Technology. We present our segment information along the same lines that our chief executives review our operating results in assessing performance and allocating resources.

BUSINESS SEGMENT RESULTS – THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

					Corporate and
	Consulting		Technology		Eliminations		Total
	2013	2012	2013	2012	2013	2012	2013	2012

Revenue	169,156	591,355	0	0	0	0	169,156	591,355

Segment Profit – Pre Tax	(103,133)	5,532	(557,729)	(542,664)	(658,417)	(710,516)	(1,319,279)	(1,247,648)

Total Assets	628,789	420,540	672,405	580,577	1,383,090	6,405,271	2,684,284	7,406,388

Property Additions	0	0	0	0	0	0	0	0

Interest Expense	0	0	0	0	0	0	0	0

Depreciation	0	0	0	0	2,815	7,068	2,815	7,068

BUSINESS SEGMENT RESULTS – NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

					Corporate and
	Consulting		Technology		Eliminations		Total
	2013	2012	2013	2012	2013	2012	2013	2012

Revenue	1,343,964	2,829,893	0	0	0	0	1,343,964	2,829,893

Segment Profit – Pre Tax	220,875	387,192	(1,816,284)	(1,557,732)	(2,026,637)	(2,188,577)	(3,622,046)	(3,359,117)

Total Assets	628,789	420,540	672,405	580,577	1,383,090	6,405,271	2,684,284	7,406,388

Property Additions	0	0	0	0	0	18,100	0	18,100

Interest Expense	0	0	0	0	0	0	0	0

Depreciation	0	0	0	0	15,202	21,584	15,202	21,584

Technology Business

     Over the next 12 to 15 months, we expect to incur approximately $2.5 million to $3 million in research and development expenses related to the development of our proprietary nuclear fuel designs, contingent upon execution of new research and development agreements with outside contractors. We spent approximately $0.6 million and $0.5 million for research and development during the three months ended September 30, 2013 and 2012, respectively and $1.8 million and $1.6 million for the nine months ended September 30, 2013 and 2012, respectively.

     Over the next 2-3 years, we expect that our research and development activities will increase and will be primarily focused on testing and demonstration of our metallic fuel technology for Western-type pressurized water reactors. The main objective of this research and development phase is to prepare for full-scale demonstration of our fuel technology in an operating commercial PWR.

Consulting Services Business

     At the present time, substantially all of our revenue for the three and nine months ended September 30, 2013 and 2012, is from our consulting services business segment and is derived by offering services to governments outside of the U.S. planning to create or expand electricity generation capabilities using nuclear power plants. The fee type and structure that we offer for each client engagement is dependent on a number of variables, including the complexity of the services, the level of the opportunity for us to improve the client’s electricity generation capabilities using nuclear power plants, and other factors.

Consolidated Results of Operations

The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Three Months Ended
	September 30,
	2013		2012
Consolidated Statements of Income Data:
Revenues	100%		100%
Costs and expenses:
Cost of revenues	76%		63%
Gross Profit	24%		37%
Research and development	330%		92%
General and administrative	476%		183%

Total expenses	806%		275%
Loss from operations	(782)%		(238%	)
Interest income and other, net	2%		27%

Loss before income taxes	(780%	)	(211%	)
Provision for income taxes	0%		0%

Net loss	(780%	)	(211%	)

Revenues

The following table presents our revenues, by business segment, for the periods presented (in millions):

	Three Months Ended
	September 30,
	2013	2012
Consulting Segment Revenues:
ENEC and FANR (UAE)	$0.2	$0.5
Other (GCC and other countries)	0.0	0.1

Total	0.2	0.6
Technology Segment Revenues	0.0	0.0

Total Revenues	$0.2	$0.6

     The decrease in our revenues from 2013 to 2012 of $0.4 million resulted from the decrease in the work performed for our FANR and ENEC projects. Our consulting projects with ENEC and FANR are being performed pursuant to ongoing requests to work on specific projects on a time and expense basis as needed. The FANR contract was renegotiated in 2012 and its contract term extended to December 31, 2014. The future revenue to be earned and recognized under both the ENEC and FANR agreements will depend upon agreed upon work plans, which can differ from the revenue amounts initially planned to be earned under these agreements.

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

Costs and Expenses

The following table presents our cost of services provided, by business segment, for the periods presented (in millions):

	Three Months Ended
	September 30,
	2013	2012

Consulting	$0.1	$0.4
Technology	0.0	0.0
Total	$0.1	$0.4

Cost of Services Provided

     Cost of services provided is comprised of expenses related to the consulting, professional, administrative and other support costs allocated to our technology and consulting projects, which were incurred to perform and support the work done for our consulting projects with ENEC, FANR and our other contracts. The billing rates to us from our consultants who provide services under our consulting contracts predominantly remained the same in 2013 and 2012. The decrease in our consulting costs of $0.3 million was a result of the decrease of the work we performed for our consulting projects, as discussed above. We also used less outside consultants to perform work for us in 2013. We issued credits to our customer in September 2013 for past consulting work performed of approximately $0.1 million, resulting in a decrement of our gross profit margin percentage for the three months ended September 30, 2013 as compared to our gross profit margin percentage for the three months ended September 30, 2012.

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

     Research and development expenses will increase in dollar amount and may increase as a percentage of revenues in future periods because we expect to invest $2.5 million to $3 million in the development of our nuclear fuel products over the next 12-15 months, contingent upon execution of new research and development agreements with outside contractors. We are currently in discussions with fuel vendors/fabricators regarding entry into commercial agreements to support our research and development activities and further enhance the development of our fuel products. Though we are unable to provide a reliable estimate as to the likelihood or timing of any such commercial agreements, we hope to be able to announce significant progress in these endeavors by early 2014.

     See Note 1 and Note 7 of the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report Form on 10-Q for additional information about our research and development costs.

General and Administrative Expenses

The following table presents our general and administrative expenses, (dollars in millions):

	Three Months Ended
	September 30,
	2013	2012

General and administrative expenses	$0.8	$1.1

     General and administrative expenses consist mostly of compensation and related costs for personnel and facilities, stock-based compensation, finance, human resources, information technology, and fees for consulting and other professional services. Professional services are principally comprised of outside legal, audit, strategic advisory services and outsourcing services.

     The general and administrative expenses decrease of $0.3 million was mostly related to the decrease in payroll and payroll related benefits of $0.2 million; the decrease in stock-based compensation expense of $0.1 million as a result of a significant amount of equity awards which fully vested in prior years; the reduction in consulting expenses of $0.1 million primarily due to the reduction of fees paid to our strategic advisory committee; which reduction was partially offset by an increase in other general and administrative expenses.

     See Note 1 and Note 8 of the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report Form on 10-Q for additional information about our stock-based compensation costs.

Interest Income and Other, Net

     Interest income and other income and expenses, net, decreased by approximately $0.1 million for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. Due to a decrease in cash equivalents and marketable securities balances in 2013, we incurred a decrease in our investment income.

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

Consolidated Results of Operations

The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Nine Months Ended
	September 30,
	2013		2012

Consolidated Statements of Income Data:
Revenues	100%		100%
Costs and expenses:
Cost of revenues	58%		62%
Gross Profit	42%		38%
Research and development	135%		55%
General and administrative	176%		116%

Total expenses	311%		171%
Loss from operations	(269%	)	(133%	)
Interest income and other, net	(1%	)	14%

Loss before income taxes	(270%	)	(119%	)
Provision for income taxes	0%		0%

Net loss	(270%	)	(119%	)

Revenues

The following table presents our revenues, by business segment, for the periods presented (in millions):

	Nine Months Ended
	September 30,
	2013	2012

Consulting Segment Revenues:
ENEC and FANR (UAE)	$1.3	$2.7
Other (GCC and other countries)	0.0	0.1

Total	1.3	2.8
Technology Segment Revenues	0.0	0.0

Total Revenues	$1.3	$2.8

     The decrease in our revenues from 2013 to 2012 of $1.4 million resulted from the decrease in the work performed for our FANR and ENEC projects. Our consulting projects with ENEC and FANR are being performed pursuant to ongoing requests to work on specific projects on a time and expense basis as needed. The FANR contract was renegotiated in 2012 and its contract term extended to December 31, 2014. The future revenue to be earned and recognized under both the ENEC and FANR agreements will depend upon agreed upon work plans, which can differ from the revenue amounts initially planned to be earned under these agreements.

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

Costs and Expenses

The following table presents our cost of services provided, by business segment, for the periods presented (in millions):

	Nine Months Ended
	September 30,
	2013	2012

Consulting	$0.8	$1.7
Technology	0.0	0.0
Total	$0.8	$1.7

Cost of Services Provided

     Cost of services provided is comprised of expenses related to the consulting, professional, administrative and other support costs allocated to our technology and consulting projects, which were incurred to perform and support the work done for our consulting projects with ENEC, FANR and our other contracts. The billing rates to us from our consultants who provide services under our consulting contracts predominantly remained the same in 2013 and 2012. The decrease in our consulting costs of $0.9 million was a result of the decrease of the work we performed for our consulting projects, as discussed above. We also used less outside consultants to perform work for us in 2013, resulting in an improvement of our gross margin in 2013.

     If consulting revenues increase in future periods, we expect cost of services provided will increase in dollar amount and may increase as a percentage of revenues.

     See Note 1 and Note 3 of the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information about our cost of services provided.

Research and Development

The following table presents our research and development expenses, (in millions):

	Nine Months Ended
	September 30,
	2013	2012

Research and development expenses	$1.8	$1.6

     Research and development expenses consist mostly of compensation and related costs for personnel responsible for the research and development of our fuel. The increase of $0.2 million in 2013 was primarily due to an increase in salaries and wages. All of our research and development activities are conducted in Russia and the United States. We expense research and development costs as they are incurred.

     See Note 1 and Note 7 of the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report Form on 10-Q for additional information about our research and development costs.

General and Administrative Expenses

The following table presents our general and administrative expenses, (dollars in millions):

	Nine Months Ended
	September 30,
	2013	2012

General and administrative expenses	$2.4	$3.3

General and administrative expenses consist mostly of compensation and related costs for personnel and facilities, stock-based compensation, finance, human resources, information technology, and fees for consulting and other professional services. Professional services are principally comprised of outside legal, audit, strategic advisory services and outsourcing services.

     The general and administrative expenses decrease of $0.9 million was mostly related to the decrease in payroll and payroll related benefits of $0.6 million; stock-based compensation expense of $0.5 million as a result of a significant amount of equity awards which fully vested in prior years; the reduction in consulting expenses of $0.2 million primarily due to the reduction of fees paid to our strategic advisory committee; which reduction was partially offset by an increase in taxes and license fees of $0.1 million, and an increase in other general and administrative expenses of $0.3 million.

     See Note 1 and Note 8 of the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report Form on 10-Q for additional information about our stock-based compensation costs.

Interest Income and Other, Net

     Interest income and other income and expenses, net, decreased by approximately $0.4 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The decrease in our investment income was due to a decrease in cash equivalent and marketable securities balances in 2013.

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

Liquidity and Capital Resources

     As of September 30, 2013, we had total cash and cash equivalents and restricted cash of approximately $0.9 million. Our working capital at September 30, 2013, is approximately $1.7 million. Our present monthly cash flow shortfall, absent new consulting revenue from our current operations is approximately $475,000 per month. Based on our current cash position and absent new consulting revenue, we will need to seek new financing or additional sources of capital in early 2015 in order to fund ongoing research and development activities for our nuclear fuel technology. Our current plan is to seek external funding from third party sources to support a large portion of the remaining development, testing and demonstration activities relating to our metallic nuclear fuel technology.

     On October 25, 2013 the Company completed a registered direct offering with certain institutional investors on the sale of 2,500,000 shares of its common stock and warrants to purchase a total of 1,250,000 shares of its common stock for aggregate gross proceeds of $4,375,000, before deducting fees to the Placement Agent and other estimated offering expenses payable by the Company, of approximately $0.5 million. Based on our current working capital amount and our current monthly operating cash flow shortfall, we expect to have sufficient working capital to fund our operations for the next 12 months.

     The following table provides detailed information about our net cash flow for all financial statements periods presented in this Report.

Cash Flow (in millions)

	Nine Months Ended
	September 30,
	2013	2012

Net cash provided by (used in) operating activities	$(3.3)	$(3.7)
Net cash provided by (used in) investing activities	1.5	0.7
Net cash provided by (used in) financing activities	0.0	0.0
Net cash inflow (outflow)	$(1.8)	$(3.0)

Operating Activities

     Cash used in operating activities for the nine months ended September 30, 2013, consisted of net loss adjusted for non-cash expense items such as depreciation and amortization, as well as the effect of changes in working capital. Cash used in operating activities for the nine months ended September 30, 2013, consisted of a net loss of $3.6 million and net adjustments for non-cash expense items totaling $0.3 million, consisting of stock-based compensation and depreciation and unrealized and realized losses on marketable securities of $0.3 million. Total cash provided by (used in) working capital totaled $0.0 million. The cash provided by (used in) working capital was due to the decrease in accounts receivable and prepaid expenses of $0.1 million offset by an increase in prepaid expenses and other assets of $0.1 million.

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

Investing Activities

     Net cash used by our investing activities for the nine months ended September 30, 2013, as compared to net cash used by our investing activities for the same nine month period in 2012, increased by $0.8 million, due to the increase in net proceeds from the sales and purchases of marketable securities.

Financing Activities

     Net cash provided by (used in) our financing activities for the nine months ended September 30, 2013, as compared to the same nine month period in 2012 was essentially the same.

Short-Term and Long-Term Liquidity Sources

     In 2013 the primary potential sources of cash available to us are as follows:

     1. Strategic investment through alliances with major fuel vendors, fuel fabricators and/or other strategic parties during the next three years, to support the remaining research and development activities required to further enhance and complete the development of our fuel products to a commercial stage; and

     2. New consulting contracts

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

     Although we anticipate securing new consulting work from one or more of these prospects, we cannot determine as of the date of this filing if and when new consulting contracts will be awarded to us. If we do not enter into any new consulting or technology agreements to provide working capital to support our business plan regarding our planned research and development activities for developing our fuel designs, we will need to raise additional capital in early 2015 by way of an offering of equity securities, an offering of debt securities, a financing through a bank, or a strategic alliance with another entity. We may also need to raise additional capital in early 2015 if our current consulting business segment becomes non-sustaining. We believe that if we are awarded new consulting contracts, the margin earned on these new contracts will favorably impact our short-term and long-term liquidity and will supplement the funding for our anticipated research and development expenses of our nuclear fuel technologies, of $2.5 million to $3 million over the next 12-15 months.

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

PART II—OTHER INFORMATION

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

Based on our current cash position, we will need to seek new financing or additional sources of capital in early 2015 in order to fund ongoing research and development activities for our nuclear fuel technology. New consulting revenue might be able to extend that date somewhat. Our current plan is to seek external funding from third party sources to support a large portion of the remaining development, testing and demonstration activities relating to our metallic nuclear fuel technology. We are currently in discussions with fuel vendors/fabricators regarding entry into commercial agreements to support our research and development activities and further enhance the development of our fuel products. Though we are unable to provide a reliable estimate as to the likelihood or timing of any such commercial agreements, we hope to be able to announce significant progress in these endeavors in early 2014. If we are unable to demonstrate meaningful progress towards entry into these commercial agreements or other strategic arrangements to further the development of our fuel products, it may be difficult for us to raise additional capital on terms acceptable to us or at all. If we are unable to raise additional capital in early 2015, it is unlikely that we may be able to execute our current business plan.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the fiscal quarter ended September 30, 2013.

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

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereto duly authorized individuals.

Date: November 7, 2013

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