Form 10-K
period 2013-12-31
LIGHTBRIDGE Corp
filed 2014-03-27
CIK 1084554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

     •Title of each class
Common Stock, $0.001 par value

Name of each exchange on which registered
The NASDAQ Capital Market
 ________________________________________________

Securities registered pursuant to Section 12(g) of the Act:
None

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

 Yes [   ]                           No [X]

At June 30, 2013, the aggregate market value of shares held by non-affiliates of the registrant (based upon the closing sale price of such shares on the NASDAQ Capital Market on June 30, 2013) was $17,612,124.

At March 19, 2014 there were 15,064,069 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2013.

LIGHTBRIDGE CORPORATION
FORM 10-K
For the Fiscal Year Ended December 31, 2013

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

NUCLEAR FUEL TECHNOLOGY BUSINESS SEGMENT

Since the founding of our company, we have been engaged in the design and development of proprietary innovative nuclear fuels. This effort has led us to the development of a metallic fuel rod design that is at the heart of each of our nuclear fuel products.

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

In response to the challenges associated with conventional oxide fuels, we believe our innovative, proprietary metallic fuels will be capable of significantly higher burnup and power density compared to conventional oxide fuels. The fuel in a nuclear reactor generates heat energy. That heat is then converted into electricity that is sold. Burnup is the total amount of electricity generated per unit mass of nuclear fuel, and is largely a function of the power density of a nuclear fuel. Power density is the amount of heat power generated per unit volume of nuclear fuel. Conventional oxide fuel used in existing commercial reactors is approaching the limits of its burnup and power density capability. As a result, further optimization to increase power output from the same core size and improve the economics of nuclear power generation using conventional oxide fuel technologies may be limited. As the industry prepares to meet the increasing global demand for electricity production, longer operating cycles and higher reactor power outputs will become a much sought-after solution for the current and future reactor fleet.

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

We established our consulting business segment in 2007, through which we provided consulting and strategic advisory services to companies and governments planning to create or expand electricity generation capabilities using nuclear power plants. On August 1, 2008, we signed separate consulting services agreements with two government entities: Emirates Nuclear Energy Corporation (“ENEC”) formed by Abu Dhabi, one of the member Emirates of the United Arab Emirates (“UAE”), and the Federal Authority for Nuclear Regulation (“FANR”) formed by the government of the UAE. Under these two original agreements, we have provided consulting and strategic advisory services over a contract term of five years starting from June 23, 2008. We had completed the majority of our consulting work for ENEC in 2010 and we continue to provide to a lesser extent consulting services to ENEC. The ENEC contract has been extended through 2015. We continue to provide consulting services to FANR and the FANR contract has been extended to December 31, 2014.

In the past we had also entered into consulting contracts and performed work for the Gulf Cooperation Council, Kuwait Institute for Scientific Research, Kuwait National Nuclear Energy Committee, United States Utilities and we have worked as a subcontractor for other nuclear consulting firms. Some countries that were considering launching new domestic nuclear power programs before the Fukushima accident have delayed or cancelled preparatory activities they were planning to undertake as part of such programs. This has diminished the number of consulting opportunities that we could compete on globally, at least in the near-term.

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

Our consulting revenue decreased in 2013 primarily due to the decrease in our consulting work under the FANR contract. Our consulting projects are performed pursuant to ongoing requests to work on specific projects on a time and expense basis as needed. The future revenue to be earned and recognized will depend upon agreed upon work plans, which can differ from the revenue amounts initially planned to be earned under these agreements. We anticipate entering into consulting agreements with new potential clients, which will generate additional revenues and cash flows for us in 2014 and beyond. We have written proposals out to these prospects, which as of the date of this filing are pending approval.

OUR BUSINESS STRATEGY – NUCLEAR FUEL TECHNOLOGY BUSINESS SEGMENT

We intend to license our intellectual property for our nuclear fuel designs to existing major nuclear fuel fabricators that own and operate fuel fabrication facilities and have long-term fuel supply contracts with nuclear power plants. We believe that this partnering strategy will allow us to take advantage of the existing customer base of such major fuel fabricators, thus enabling our fuel products to achieve higher market penetration rates in a relatively short period of time. We are currently pursuing a research, development, and demonstration strategy aimed at generating sufficient interest and confidence in our fuel technology among major fuel fabricators with a view of entering into a commercial arrangement with one or more of them within the next 1-2 years. We believe that there may be opportunities for manufacturing technology licensing or engineering support fees from fuel fabricators.

We anticipate that the following factors will play a key role in structuring a technology license agreement with a major fuel supplier:

  Sharing of future fuel development costs;
  An upfront technology access fee payable to us;
  Ongoing royalty fees from future fuel product sales payable to us based on a cost sharing formula; and
  Potential engineering support or consulting payments payable to us.

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

KEY FUEL DEVELOPMENTS IN 2013

We have made considerable progress in 2013 toward execution of our technology development roadmap, including the following key developments:

  In March, the proliferation resistance of the Company’s fuel design was validated in an independent analysis conducted by Siemens Industry, Inc. “…(T)he proposed Lightbridge design (is) classified as low enriched uranium (that) cannot be used directly for the construction of nuclear weapons,” the report says;

  In the 2nd quarter, the Company enhanced its metallic fuel assembly design for existing PWRs, eliminating the outer blanket row of oxide fuel rods and making our entire fuel assembly metallic. As a result, nuclear utilities using the Company’s metallic fuel in existing PWRs can realize improved safety and operating benefits (i.e., power uprate and longer fuel cycle) without the fuel performance constraints imposed by introducing oxide fuel rods into an assembly. This fuel assembly design enhancement was implemented in response to specific feedback from Lightbridge’s Nuclear Utility Fuel Advisory Board comprised of senior fuel managers from four of the larger U.S. nuclear utilities (Exelon, Duke, Dominion, and Southern Company);

  In October, the Company entered into a memorandum of understanding with Babcock & Wilcox Nuclear Energy, Inc., a subsidiary of The Babcock & Wilcox Company (NYSE: BWC) to explore joint development of a pilot-scale facility to demonstrate fabrication of Lightbridge's innovative metallic nuclear fuel;

  In December, the Company received a Notice of Allowance from the US Office of Patents and Trademarks (USPTO) for its key US patent covering our multi-lobed metallic fuel rod design and fuel assemblies. The actual patent issued on February 18, 2014. The patent number is 8,654,917and is available on the USPTO website at http://www.uspto.gov/. The new patent is the single most important patent in the Company’s intellectual property portfolio and secures patent protection in the U.S. – the world’s largest market of pressurized water reactors currently in operation;

  In the 4th quarter, the Company filed a new US utility patent application relating to the all-metal fuel assembly design incorporating the recent design enhancements that made it possible to eliminate the remaining single row of conventional oxide fuel rods from our all-metal fuel assembly and replace those with our proprietary metallic fuel rods.

NUCLEAR FUEL TECHNOLOGY BUSINESS SEGMENT OPERATIONS

Development of Our Metallic Nuclear Fuel Designs

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

Research and development and related expenses paid by us totaled approximately $2.0 million and $2.1 million for the years ended December 31, 2013 and 2012, respectively.

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

  Have semi-scale metallic fuel samples fabricated in 2015-2016 for irradiation testing in a test reactor environment;
  Perform in-reactor and out-of-reactor experiments in 2015-2020;
  Establish a pilot-scale fuel fabrication facility and demonstrate full-length fabrication of our metallic fuel rods in 2017-2018;
  Develop analytical models in 2014-2017 for our metallic fuel technology that can be used for regulatory licensing; and
  Begin lead test assembly (LTA) operation in a full-size commercial light water reactor in 2020-2021, which involves testing a limited number of our full-scale fuel assemblies in the core of a commercial nuclear power plant over three 18-month cycles.

Accordingly, based on our current estimated schedule, final qualification (i.e., deployment of fuel in the first reload batch) for our 10% power uprate fuel in a commercial reactor is expected in 2023-2024 (at the end of two 18-month cycles of LTA operation). In the interim, over the next 1-2 years, we expect to enter into a commercial arrangement with one or more major fuel fabricators that may include upfront technology access fees and/or engineering support or consulting payments to us.

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

Some of our planned critical path research, development, and demonstration activities to be performed by Russian entities under future contracts with us will require formal authorization from Rosatom, which owns those entities and is the main Russian government agency that oversees Russia’s civil nuclear power industry. TVEL, a Russian fuel fabricator and a wholly-owned subsidiary of Rosatom, agreed, in principle, to fabricate our metallic fuel samples for irradiation testing.

We are currently in the process of contract negotiations with TVEL and MSZ Electrostal, a wholly-owned subsidiary of TVEL, which was designated by TVEL as the fabrication facility where our fuel samples will be fabricated. Until commercial negotiations with Rosatom and/or its subsidiary companies are concluded and a legally binding agreement is entered into between the parties, a risk of development program schedule delays or a lack of sufficient interest from Rosatom or its entities in proposed collaboration still remains. We believe that we will be able to conduct our operations in this regulatory environment and obtain the necessary approvals. Following entry into an agreement with Rosatom entities and DOE approval of our Part 810 export authorization request, we expect to proceed with the proposed collaborative work in Russia.

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

In October, the Company entered into a memorandum of understanding with Babcock & Wilcox Nuclear Energy, Inc., a subsidiary of The Babcock & Wilcox Company (NYSE: BWC) to explore joint development of a pilot-scale facility to demonstrate fabrication of Lightbridge's innovative metallic nuclear fuel.

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

OVERVIEW OF THE NUCLEAR POWER INDUSTRY

Potential Market

Presently, nuclear power provides approximately 7% of the world’s energy, including approximately 11% of the world’s electricity. According to the World Nuclear Association, as of February 2014, there were approximately 434 nuclear power plants in operation worldwide, mostly light water reactors, with the most common types being PWRs, BWRs, and VVER reactors (a Russian equivalent of PWRs). Nuclear power provides a non-fossil, low-carbon energy solution that can meet baseload electricity needs.

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

Influence of Natural Gas Prices in the United States

Natural gas is currently the cheapest option for power generation, which is causing some utilities to abandon plans for nuclear and wind power sources. The abundance of cheap natural gas may adversely affect the markets for nuclear power uprates.

Influence of the Accident at Fukushima, Japan and New International Nuclear Build

The major nuclear accident at the Fukushima nuclear power plant in Japan following the massive tsunami and strong earthquake that occurred on March 11, 2011, increased public opposition to nuclear power in some countries, resulting in a slowdown in, or, in some cases, a complete halt to, new construction of nuclear power plants and an early shut down of existing power plants in certain countries. As a result, some countries that were considering launching new domestic nuclear power programs before the Fukushima accident have delayed or cancelled preparatory activities they were planning to undertake as part of such programs. This has diminished the number of consulting opportunities that we could compete on globally, at least in the near-term. In addition, the Fukushima accident appears to have shrunk the projected size of the global nuclear power market in 2025-2030 as reflected in the most recent reference case projections published by the World Nuclear Association. At the same time, the event has brought a greater emphasis on safety to the forefront that may be beneficial to our metallic fuel that provides improved safety and fuel performance during normal operation and design-basis accidents.

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

Based on the WNA’s reactor database, we estimate that the current size of our target market is approximately 127 gigawatts electric, or GWe, of net generating capacity. We estimate the size of our target market to expand to 249 GWe by 2025 and 261 GWe by 2030.

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

Our Intellectual Property

Our nuclear fuel technologies are protected by multiple U.S. and international patents. Our current patent portfolio is comprised of the following patents:

Granted U.S. Patents:

  Patent No. 8,654,917 for “Nuclear reactor (alternatives), fuel assembly of seed-blanket subassemblies for nuclear reactor (alternatives), and fuel element for fuel assembly” (expiring September 3, 2030);
  Patent No. 8,116,423 for a “NUCLEAR REACTOR (ALTERNATIVES), FUEL ASSEMBLY OF SEED-BLANKET SUBASSEMBLIES FOR NUCLEAR REACTOR (ALTERNATIVES), AND FUEL ELEMENT FOR FUEL ASSEMBLY” (expiring February 1, 2030);
  Patent No. 6,026,136 for a seed-blanket unit fuel assembly for a nuclear reactor (expiring August 16, 2014);
  Patent No. 5,949,837 for a nuclear reactor having a core including a plurality of seed-blanket unit (expiring August 16, 2014);
  Patent No. 5,864,593 for a method for operating a nuclear reactor core comprised of at least first and second groups of seed-blanket units (expiring August 16, 2014); and
  Patent No. 5,737,375 for a nuclear reactor having a core including a plurality of seed-blanket units (expiring August 16, 2014).

Granted International Patents:

  Eurasian Patent No. EA015019 (B1), based on PCT Patent Application No. PCT/RU2007/000732, filed December 26, 2007, titled “NUCLEAR REACTOR (ALTERNATIVES), FUEL ASSEMBLY OF SEED-BLANKET SUBASSEMBLIES FOR NUCLEAR REACTOR (ALTERNATIVES), AND FUEL ELEMENT FOR FUEL ASSEMBLY” (expires December 26, 2027);
  Ukrainian Patent No. 102716, based on PCT Patent Application No. PCT/RU2008/000801 filed on December 25, 2008 entitled “A Light Water Reactor Fuel Assembly (Alternatives), A Light Water Reactor and A Fuel Assembly Fuel Element” (expires December 26, 2027).
  Ukrainian Patent No. 98370, based on PCT Patent Application No. PCT/RU2007/000732, filed December 26, 2007, titled “NUCLEAR REACTOR (ALTERNATIVES), FUEL ASSEMBLY OF SEED-BLANKET SUBASSEMBLIES FOR NUCLEAR REACTOR (ALTERNATIVES), AND FUEL ELEMENT FOR FUEL ASSEMBLY” (expires December 26, 2027).
  Chinese Patent No. ZL 20078102099.4, based on PCT Patent Application No. PCT/RU2007/000732, filed December 26, 2007, titled “NUCLEAR REACTOR (ALTERNATIVES), FUEL ASSEMBLY OF SEED-BLANKET SUBASSEMBLIES FOR NUCLEAR REACTOR (ALTERNATIVES), AND FUEL ELEMENT FOR FUEL ASSEMBLY” (expires December 26, 2027).
  Russian Patent No. 2,176,826 (expires August 16, 2014);
  Russian Patent No. 2,222,837 (expires August 16, 2014);

  South Korean Patent No. 301,339 (expires August 16, 2014);
  South Korean Patent No. 336,214 (expires August 16, 2014); and
  Chinese Patent No. ZL 96196267.4 (expires August 16, 2014).

Pending Patent Applications:

  Patent Applications Based On PCT Patent Application No. PCT/RU2007/000732, filed December 26, 2007, titled “NUCLEAR REACTOR (ALTERNATIVES), FUEL ASSEMBLY OF SEED-BLANKET SUBASSEMBLIES FOR NUCLEAR REACTOR (ALTERNATIVES), AND FUEL ELEMENT FOR FUEL ASSEMBLY:”
o	Japanese Application No. JP2010-540611;
o	Australian Application No. 2007 363 064;
o	S. Korean Application No. 10-2010-7016627;
o	S. Korean Divisional Application No. 10-2010-7026035;
o	Canadian Application No. 2,710,432;
o	Indian Application No. 5244/DELNP/2010 ;
o	Divisional Eurasian Application No. 201301253;
o	European Application No. 8142834.7;
o	European Application No. 10166457.1; and
o	When and if these applications are allowed and granted as patents, they are expected to expire on December 26, 2027.
  Patent Applications Based On PCT patent application No. PCT/RU2008/000801 filed on December 25, 2008 entitled “A Light Water Reactor Fuel Assembly (Alternatives), A Light Water Reactor and A Fuel Assembly Fuel Element:”
o	Japanese Application No. JP 2011-543460;
o	Australian Application No. AU20080365658;
o	S. Korean Application No. 10-2011-7016736;
o	Canadian Application No. CA20082748367;
o	Chinese Application No. CN20088132741;
o	Indian Application No. 5521/DELNP/2011;
o	Eurasian Application No. 201100729;
o	European Application No. EP20080879222;
o	U.S. Application No. 13/139,677.
o	When and if these applications are allowed and granted as patents, they are expected to expire on December 25, 2028.
  Patent Applications Based On PCT International Patent Application No. PCT/US2011/036034, filed May 11, 2011, titled “Fuel Assembly:”
o	Japanese Application No. JP2013-510271;
o	S. Korean Application No. 10-2012-7029003;
o	Canadian Application No. 2,798,539;
o	Chinese Application No. 201180023785.9;
o	Indian Application No. 9326/DELNP/2012;
o	European Application No. 11735927.3;
o	U.S. Application No. 13/695,792;
o	Eurasian Application No. 201201481;
o	Ukrainian Application No. a201213992; and
o	Australian Application No. 2011250906.
o	When and if these applications are allowed and granted as patents, they are expected to expire on May 11, 2030.

In addition to our patent portfolio, we also own the following trademarks:

Registered US Trademarks:

  LIGHTBRIDGE corporate name (Registration No. 3933449)
  Lightbridge’s corporate logo (word and design) (Registration No. 3933450)
  THORIUM POWER corporate name (Registration No. 3791726)

Registered International Trademarks:

  LIGHTBRIDGE corporate name:
  European Union (Registration No. 8773988)
  France (Registration No. (08)3573606)
  United Kingdom (Registration No. 2486858)
  Russia (Registration No. 434229)
  Lightbridge’s corporate logo:
  European Union (Registration No. 8771875)
  Russia (Registration No. 434228)
  THORIUM POWER corporate name:
  Russia (Registration No. 426009)

Pending Trademark Applications:

  LIGHTBRIDGE corporate name (US Application No. 86171723)
  Lightbridge’s corporate logo design mark (US Application No. 86171750)

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

Our consulting services are expert and relationship based, with particular emphasis on key decision makers in senior positions within governments or companies, as well as focus on overall management of nuclear energy programs. To date, nearly all of our revenues have been derived from our consulting and strategic advisory services business segment, which primarily provides nuclear consulting services to entities within the United Arab Emirates, our first significant consulting and strategic advisory client. In April 2010 and December 2010, we provided consulting services in additional countries, including the member states of the Gulf Cooperation Council and Kuwait. We have also provided nuclear safety consulting advice to U.S. nuclear utilities. One outside consulting firm accounted for approximately 23% and 31% of our total cost of consulting services provided, for the years ended December 31, 2013 and 2012, respectively. We expect to be working as a subcontractor for our new consulting contracts in 2014 and utilizing less outside consulting firms to provide us with consulting services in 2014.

On Oct. 7, 2013 we were selected as technical advisor to provide independent re-verification of equipment and material procurement processes related to construction and maintenance of nuclear power plants operated by Korea Hydro and Nuclear Power Company (KHNP). As a subcontractor to London-based Lloyd's Register Group Limited, we will focus on the environmental and seismic qualification and commercial grade dedication aspects of a two-year Lloyd's Register/KHNP contract. On March 3, 2014 we entered into a subcontractor services agreement with Lloyd’s Register to provide services to the KHNP. This agreement is for work starting February 1, 2014 through February 1, 2015 and is for a maximum contract price of $400,000, inclusive of expenses and taxes.

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

Employees

Our business model is to limit the number of our full-time employees and to rely on consultants, outside agencies and technical facilities with specific skills to assist with various business functions including, but not limited to: corporate governance, research and development, and government relations. This model limits overhead costs and allows us to draw upon resources that are specifically tailored to our internal and external (client) needs. As of December 31, 2013, we had twelve full-time employees. We utilize a network of over 150+ contract employees available for deployment for specialized consulting assignments. We believe that our relationship with our employees and contractors is satisfactory.

History and Corporate Structure

We were incorporated under the laws of the State of Nevada on February 2, 1999. During the period from inception until October 6, 2006, we were engaged in businesses other than our current business. On October 6, 2006, we acquired our wholly-owned subsidiary Thorium Power, Inc. in a merger transaction and changed our name to Thorium Power, Ltd. Thorium Power, Inc. was incorporated on January 8, 1992. The merger was accounted for as a reverse merger and Thorium Power, Inc. was treated as the accounting acquirer. In 2008, we formed Lightbridge International Holding, LLC (a Delaware limited liability company) to be a holding company for our foreign branch offices. Our foreign branch offices are set up to facilitate our international operations. We registered a branch office in England in 2008 called Lightbridge Advisors Limited and a branch office in Moscow, Russia in July 2009. On September 21, 2009, we changed our name from Thorium Power Ltd. to Lightbridge Corporation to more accurately reflect the varied nature of our business operations. Thorium Power, Inc. remains a wholly-owned subsidiary of Lightbridge Corporation.

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

Based on our current cash position, we expect to seek new financing or additional sources of capital, depending on the capital market conditions, over the next 12 months in order to fund ongoing research and development activities for our nuclear fuel technology. New consulting revenue might be able to extend that date somewhat. Our current plan is to seek external funding from third party sources to support a large portion of the remaining development, testing and demonstration activities relating to our metallic nuclear fuel technology. We are currently in discussions with fuel vendors/fabricators regarding entry into commercial agreements to support our research and development activities and further enhance the development of our fuel products. Though we are unable to provide a reliable estimate as to the likelihood or timing of any such commercial agreements, we hope to be able to announce significant progress in these endeavors in 2014. If we are unable to demonstrate meaningful progress towards entry into these commercial agreements or other strategic arrangements to further the development of our fuel products, it may be difficult for us to raise additional capital on terms acceptable to us or at all. If we are unable to raise additional capital over the next 12 months, it is unlikely that we may be able to execute our current business plan.

Our fuel designs have never been tested in an existing commercial reactor and actual fuel performance, as well as the willingness of commercial reactor operators and fuel fabricators to adopt a new design, is uncertain.

Nuclear power research and development entails significant technological risk. New designs must undergo extensive development and testing necessary for regulatory approval. Our fuel designs are still in the research and development stage and while certain testing on our fuel technologies has been completed, further testing and experiments will be required in test facilities. Furthermore, the fuel technology has yet to be demonstrated in operating conditions analogous to those found in an existing commercial reactor. Until we are able to successfully demonstrate operation of our fuel designs in an actual commercial reactor, we will not be certain about the ability of the fuel we design to perform as expected. In addition, there is also a risk that suitable testing facilities may not be available to us on a timely basis, which could cause development program schedule delays.

We will also have to enter into a commercial arrangement with a fuel fabricator to actually produce fuel using our designs.

If our fuel designs do not perform as anticipated in commercial reactor conditions, we will not realize revenues from licensing or other use of our fuel designs.

Potential competitors could limit opportunities to license our technology.

Part of our strategy is to partner with major fuel fabricators through technology licensing arrangements. However, these fuel fabricators may potentially develop new nuclear fuel designs that can be used in the same types of reactors as those targeted by us. Existing fuel fabricators also have established commercial connections to nuclear power facilities that we do not have. If these types of companies were to compete with our nuclear fuel design technology, opportunities to license our technology would be limited.

Moreover, many of these fuel fabricators have substantially greater financial, technological, managerial and research and development resources and experience than we do. Despite our head-start in overcoming the significant regulatory and technological hurdles to commercializing nuclear fuel designs, these larger companies may be better able to handle the corresponding long-term financial requirements.

We serve the nuclear power industry, which is highly regulated. Our fuel designs differ from fuels currently licensed and used by commercial nuclear power plants. The regulatory licensing and approval process for nuclear power plants to use our fuels may be delayed and made more costly, and industry acceptance of our fuels may be hampered.

The nuclear power industry is a highly regulated industry. All entities that operate nuclear facilities and transport nuclear materials are subject to the jurisdiction of the U.S. Nuclear Regulatory Commission, or its counterparts around the world.

Our fuel designs differ significantly in some aspects from the fuel used today by commercial nuclear power plants. These differences will likely result in more prolonged and extensive review by the U.S. Nuclear Regulatory Commission or its counterparts around the world that could cause development program schedule delays. Entities within the nuclear industry may be hesitant to be the first to use our fuel, which has little or no history of successful commercial use. Furthermore, fuel development timeline relies on the relevant nuclear regulator to accept and approve technical information and documentation about our fuel that is generated during the research and development program. There is a risk that the regulator may require additional information regarding the fuel’s behavior or performance that necessitates additional, unplanned analytical and/or experimental work which could cause program schedule delays and require more research and development funding.

Existing commercial nuclear infrastructure in many countries is limited to uranium material enrichments up to 5%. Our metallic fuel is enriched to higher levels which would require modifications to existing commercial nuclear infrastructure and could impede commercialization of our technology.

Existing commercial nuclear infrastructure, including conversion facilities, enrichment facilities, fabrication facilities, fuel storage facilities, fuel handling procedures, fuel operation at reactor sites, used fuel storage facilities and shipping containers, were designed and are currently licensed to handle uranium enrichment up to 5%. Our fuel designs are expected to have enrichment levels up to 19.7% and would therefore require certain modifications to existing commercial nuclear infrastructure to enable commercial nuclear facilities to handle our fuels. Those nuclear facilities will need to go through a regulatory licensing process and obtain regulatory approvals to be able to handle uranium with enrichment levels up to 19.7% and operate commercial reactors using our fuel. There is a risk that some relevant entities within the nuclear power industry may be slow in making any required facility infrastructure modifications or obtaining required licenses or approvals to handle our fuel or operate commercial reactors using our fuel. There is also a political risk associated with possible negative perception in the news media and among some nuclear critics of uranium enrichments greater than 5% that could potentially delay or hinder regulatory approval of our nuclear fuel designs.

Our nuclear fuel designs rely on fabrication technologies that in certain material ways are different from the fabrication techniques presently utilized by existing commercial fuel fabricators. In particular, our metallic fuel rods must be produced using a co-extrusion fabrication process. Presently, most commercial nuclear fuel is produced using a pellet fabrication technology, whereby uranium oxide is packed into small pellets that are stacked and sealed inside metallic tubes. Our co-extrusion fabrication technology involves extrusion of a single-piece solid fuel rod from a metallic matrix containing uranium and zirconium alloy. Fabrication of full-length (approximately 3.5 to 4.5 meters) metallic fuel rods has yet to be demonstrated. There is a risk that the fuel fabrication process utilized to produce one meter long metallic fuel rods may not be adaptable to the fabrication of full-length metallic fuel rods used in commercial reactors.

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

Much of our present research activities are being conducted in Russia. Our research operations conducted in Russia are subject to various political risks and uncertainties inherent in the country of Russia. If U.S.-Russia relations deteriorate, the Russian government may decide to scale back or even cease completely its cooperation with the United States on various international projects, including nuclear power technology development programs, or the US government may decide to impose sanctions or other legal restrictions preventing US businesses from doing business in Russia. If this should happen, our research and development program in Russia could be scaled back or shut down, which could cause development program schedule delays and may require additional funding to access alternative testing facilities outside of Russia. The Russian institutes and other nuclear entities engaged in our project are highly regulated and, in many instances, are controlled by the Russian government. The Russian government could decide that the nuclear scientists engaged in our project in Russia or testing facilities employed in our project should be redirected to other high priority national projects in the nuclear sector which could lead to development program schedule delays. Certain future research and development activities to be performed by Russian entities under contract with us will require formal authorization from the Russian State Atomic Energy Corporation, or “Rosatom”, which owns those entities and is the main Russian government agency that oversees Russia's civil nuclear power industry. Rosatom requires that all collaborative projects with U.S. entities fall into one of the collaboration areas outlined in a government-to-government agreement that was entered into by and between the United States and Russia soon after the 123 Agreement on peaceful nuclear cooperation between the two countries came into force (which occurred in late 2010). Rosatom requires that the U.S. Department of Energy, or DOE, issue an official endorsement of each commercial project proposed for collaboration between a U.S. entity and Rosatom. Without such DOE endorsement and designation of the project by DOE as consistent with one of the collaboration areas outlined in the above-mentioned government-to-government agreement, Rosatom is unlikely to cooperate and participate in the proposed project. Lightbridge did receive a letter from DOE confirming that our proposed collaborative projects with Rosatom fall under the 123 agreement, which we understand has satisfied the Rosatom requirements. Until commercial negotiations with Rosatom and/or its subsidiary companies are concluded and a legally binding agreement is entered into between the parties, a risk of development program schedule delays or a lack of sufficient interest from Rosatom or its entities in proposed collaboration still remains. A lack of a legally binding agreement with Rosatom and/or its subsidiary companies may also adversely affect our ability to raise new capital at terms acceptable to us.

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

The major nuclear accident at the Fukushima nuclear power plant in Japan following the massive tsunami and strong earthquake that occurred on March 11, 2011, increased public opposition to nuclear power in some countries, resulting in a slowdown in, or a complete halt to, new construction of nuclear power plants and an early shut down of existing power plants in select countries. As a result, some countries that were considering launching new domestic nuclear power programs before the Fukushima accident have delayed or cancelled preparatory activities they were planning to undertake as part of such programs. This has diminished the number of consulting opportunities that we could compete on globally, at least in the near-term. In addition, the Fukushima accident appears to have shrunk the projected size of the global nuclear power market in 2025-2030 as reflected in the most recent reference case projections published by the World Nuclear Association.

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

Successful execution of our business model is dependent upon public support for nuclear power and overcoming public opposition to nuclear energy as a result of the major nuclear accident at Fukushima.

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

Risks Associated With Our Consulting Activities.

Our inability to attract business from new clients, maintain current levels of business, or retain our existing clients could have a material adverse effect on us.

We expect that many of our future client engagement agreements will be terminable by our clients with little or no notice and without penalty. Some of our work may involve multiple engagements or stages. In those engagements, there is a risk that a client may choose not to retain us for additional stages of an engagement or that a client will cancel or delay additional planned engagements. In addition, a small number of existing clients account for a majority of our consulting revenues, the loss of any one of which would have a material adverse effect on our results of operations. Some of our existing clients reduced their utilization of our consulting services in 2013. Our current consulting clients are not contractually obligated to purchase a certain level of services from us and may significantly reduce their utilization of our services, resulting in a material reduction in revenue.

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

Failure to raise additional capital or generate the cash flows necessary to expand our operations and continue our research and development could hinder our business prospects.

We may need to raise additional funds, and we may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we raise additional equity or convertible debt financing, our stockholders may experience significant dilution of their ownership interests and the per share value of our common stock could decline. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness and force us to maintain specified liquidity or other ratios. If we need additional capital and cannot raise it on acceptable terms, we may not be able to fully develop our nuclear fuel designs, among other things.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Description of Property

We are obligated to pay approximately $32,000 per month for office rent and approximately another $2,000 per month for other fees for the rented office space located at 1600 Tysons Boulevard, Suite 550, Tysons Corner, Virginia 22102. The space is used by our executives, employees and contractors for administrative purposes, consulting work and research and development activities. The term of the lease for our offices expires on December 31, 2014. We are currently negotiating a new one year lease and looking for alternative office space for 2015.

We are obligated to pay approximately US$10,000 per month for office rent and approximately another US$1,500 per month for other fees for the rented office space located at Zemlyanoi Val, 9, Moscow, Russia, 105064. The space is used by our Moscow staff for primarily research and development purposes. The term of the lease for our offices expires on April 29, 2014 and is renewable for additional one-year terms.

Our branch office in London is maintained via corporate agents, and fees that we pay our agents include rental expense. The address for our branch in London is Lightbridge Advisors Limited, High Street Partners, 83 Victoria Street, London, SW1H OHW.

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

Fiscal Year	Quarter	High	Low
	Ending

2013	December 31	$2.12	$1.37
	September 30	$3.15	$1.51
	June 30	$1.81	$1.38
	March 31	$2.30	$1.49
2012	December 31	$2.13	$1.02
	September 30	$2.74	$2.00
	June 30	$3.27	$1.91
	March 31	$4.18	$1.95

Holders

As of March 19, 2014, our common stock was held by 114 stockholders of record. This number excludes the shares of our common stock owned by stockholders holding stock under nominee security position listings.

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

  Overview of Our Business — a general overview of our two business segments, the material opportunities and challenges of our business;
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

Overview of Our Business

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

Currently our consulting revenue has not provided sufficient cash flow to cover both our research and development expenses and corporate overhead expenses. Currently, we are working on revenue opportunities with the overall goal of achieving profitability and increasing our cash flow. We anticipate entering into consulting and technology agreements with our existing and new potential clients, which could generate additional revenues and cash flows for us in 2014 and beyond. We have written proposals out to these prospects, which as of the date of this filing are pending approval.

We will continue to seek, depending on market conditions, new financing or additional sources of capital over the next 12 months. The primary potential sources of cash available to us are equity investments, strategic investments and new consulting contracts. We have no debt or credit lines and we have financed our operations to date through the sale of our common stock. In October 2013 we raised approximately $4.0 million after payment of certain fees and expenses related to our registered direct offering.

In support of our long-term business plan with respect to our fuel technology business, we endeavor to create strategic alliances with major fuel vendors, fuel fabricators and/or other strategic parties during the next three years, to support the remaining research and development activities required to further enhance and complete the development of our fuel products to a commercial stage.

Our consulting revenue decreased in 2013 primarily due to the decrease in our consulting work under the FANR contract. Our consulting projects are performed pursuant to ongoing requests to work on specific projects on a time and expense basis as needed. The future revenue to be earned and recognized will depend upon agreed upon work plans, which can differ from the revenue amounts initially planned to be earned under these agreements.

The major nuclear accident at the Fukushima nuclear power plant in Japan increased public opposition to nuclear power in some countries, resulting in a slowdown in, or a complete halt to, new construction of nuclear power plants and an early shut down of existing power plants in select countries. As a result, some countries that were considering launching new domestic nuclear power programs before the Fukushima accident have delayed or cancelled preparatory activities they were planning to undertake as part of such programs. After the Fukushima accident, there has been an increased interest in countries seeking regulatory nuclear consulting, which has created an opportunity for us to expand our regulatory nuclear consulting work to other countries.

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

In December, the Company received a Notice of Allowance from the US Office of Patents and Trademarks (USPTO) for its key US patent covering our multi-lobed metallic fuel rod design and fuel assemblies. The actual patent issued on February 18, 2014. The patent number is 8,654,917 and is available on the USPTO website at http://www.uspto.gov/. The new patent is the single most important patent in the Company’s intellectual property portfolio and secures patent protection in the U.S. – the world’s largest market of pressurized water reactors currently in operation.

In the 4th quarter, the Company filed a new US utility patent application relating to the all-metal fuel assembly design incorporating the recent design enhancements that made it possible to eliminate the remaining single row of conventional oxide fuel rods from our all-metal fuel assembly and replace those with our proprietary metallic fuel rods.

Our goal is to enter into a definitive agreement with a fuel vendor/fabricator in 2014.

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

On Oct. 7, 2013 we were selected as technical advisor to provide independent re-verification of equipment and material procurement processes related to construction and maintenance of nuclear power plants operated by Korea Hydro and Nuclear Power Company (KHNP). As a subcontractor to London-based Lloyd's Register Group Limited, we will focus on the environmental and seismic qualification and commercial grade dedication aspects of a two-year Lloyd's Register/KHNP contract. On March 3, 2014 we entered into a subcontractor services agreement with Lloyd’s Register to provide services to the KHNP. This agreement is for work starting February 1, 2014 through February 1, 2015 and is for a maximum contract price of $400,000, inclusive of expenses and taxes.

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

Intangibles

As presented on the accompanying balance sheet, we had patents with a net book value of approximately $0.7 million as of December 31, 2013. There are many assumptions and estimates that may directly impact the results of impairment testing, including an estimate of future expected revenues, earnings and cash flows, and discount rates applied to such expected cash flows in order to estimate fair value. We have the ability to influence the outcome and ultimate results based on the assumptions and estimates we choose for testing. To mitigate undue influence, we set criteria that are reviewed and approved by various levels of management. The determination of whether or not intangible assets have become impaired involves a significant level of judgment in the assumptions. Changes in our strategy or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets.

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

Operations Review

Business Segments and Periods Presented

We have provided a discussion of our results of operations on a consolidated basis and have also provided certain detailed segment information for each of our business segments below for the years ended December 31, 2013 and 2012, in order to provide a meaningful discussion of our business segments. We have organized our operations into two principal segments: Consulting and Nuclear Fuel Technology. We present our segment information along the same lines that our chief executives review our operating results in assessing performance and allocating resources.

BUSINESS SEGMENT RESULTS - YEARS ENDED DECEMBER 31, 2013 AND 2012

					Corporate and
	Consulting		Technology		Eliminations		Total
	2013	2012	2013	2012	2013	2012	2013	2012
Revenue	$1,901,354	$3,677,596	$-	$-	$-	$-	$1,901,354	$3,677,596
Segment Profit - Pre Tax	$286,299	$719,158	$(2,030,194)	$(2,064,568)	$(3,121,066)	$(2,711,665)	$(4,864,961)	$(4,057,075)
Total Assets	$425,916	$601,803	$699,168	$600,596	$4,532,555	$4,941,257	$5,657,639	$6,143,656
Property Additions	$-	$-	$-	$-	$-	$936	$-	$936
Interest Expense	$-	$-	$-	$-	$-	$-	$-	$-
Depreciation Expense	$-	$-	$-	$1,577	$17,221	$26,780	$17,221	$28,357

Technology Business

Over the next 12 to 15 months, we expect to incur approximately $3-4 million in research and development expenses related to the development of our proprietary nuclear fuel designs. We spent approximately $2.0 million and $2.1 million for research and development during the years ended December 31, 2013 and 2012, respectively.

Over the next 2-3 years, we expect that our research and development activities will increase and will be primarily focused on testing and demonstration of our metallic fuel technology for Western-type pressurized water reactors. The main objective of this research and development phase is to prepare for full-scale demonstration of our fuel technology in an operating commercial PWR.

Consulting Services Business

At the present time, all of our revenue for the years ended December 31, 2013 and 2012 is from our consulting services business segment and is derived by offering services to governments outside of the U.S. planning to create or expand electricity generation capabilities using nuclear power plants. The fee type and structure that we offer for each client engagement is dependent on a number of variables, including the complexity of the services, the level of the opportunity for us to improve the client’s electricity generation capabilities using nuclear power plants, and other factors.

Consolidated Results of Operations

The following table presents our historical operating results as a percentage of revenues for the years indicated:

	Year Ended
	December 31,
	2013		2012
Consolidated Statements of Income Data:
Revenues	100%		100%
Costs and expenses:
Cost of revenues	58		62
Gross Profit	42		38
Research and development	190		56
General and administrative	107		104
Total costs and expenses	297		160
Loss from operations	(255)		(122)
Interest income and other, net	-		12
Loss before income taxes	(255)		(110)
Provision for income taxes	-		-
Net loss	(255	) %	(110	) %

Revenue

The following table presents our revenues, by business segment, for the years presented (in millions):

	Year Ended
	December 31,
	2013	2012
Consulting Segment Revenues:
ENEC and FANR (UAE)	$1.8	$3.6
Other (other countries)	.1	.1

Total	1.9	3.7
Technology Segment Revenues	0.0	0.0

Total Revenues	$1.9	$3.7

The decrease in our revenues from 2012 to 2013 of $1.8 million resulted from the decrease in the work performed for our FANR project of approximately $1.6 million and a decrease in the work performed for our ENEC project of approximately $0.2 million. Our consulting projects with ENEC and FANR are being performed pursuant to ongoing requests to work on specific projects on a time and expense basis as needed. The FANR contract was renegotiated in 2012 and its contract term extended to December 31, 2014. The ENEC contract has been extended through 2015. The future revenue to be earned and recognized under both the ENEC and FANR agreements will depend upon agreed upon work plans that are under current discussion, which can differ from the revenue amounts initially planned to be earned under these agreements.

We believe that in 2014 we may obtain consulting contracts from other governments interested in deploying nuclear power in their countries, based on our commitment to providing consulting services that are relevant and objective in exploring the use of nuclear power, which in turn could increase our future consulting revenues. We have submitted proposals to several countries to provide our consulting services and we expect to hear back in the upcoming quarters as to whether we will be awarded the consulting work over other competing bids. In general, the market for nuclear industry consulting services is competitive, fragmented and subject to rapid change. We believe that our independence, experience, expertise, reputation and segment focus, enable us to compete effectively in this marketplace.

See Note 1 and Note 3 of the Notes to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information about our revenue.

Costs and Expenses

The following table presents our cost of services provided, by business segment, for the years presented (in millions):

	Year Ended
	December 31,
	2013	2012

Consulting	$1.1	$2.3
Technology	0.0	0.0
Total	$1.1	$2.3

Cost of Services Provided

Cost of services provided is comprised of expenses related to the consulting, professional, administrative and other support costs allocated to our technology and consulting projects, which were incurred to perform and support the work done for our consulting projects with ENEC, FANR and our other contracts. The billing rates to us from our consultants who provide services under our consulting contracts predominantly remained the same in 2013 and 2012. The decrease in our consulting costs of $1.2 million was a result of the decrease of the work we performed for our consulting projects, as discussed above. We also used less outside consultants to perform work for us in 2013, resulting in an improvement of our gross margins in 2013.

If consulting revenues increase in future periods, we expect cost of services provided will increase in dollar amount and may increase as a percentage of revenues.

See Note 1 and Note 3 of the Notes to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information about our cost of services provided.

Research and Development

The following table presents our research and development expenses, (in millions):

	Year Ended
	December 31,
	2013	2012

Research and development expenses	$2.0	$2.1

Research and development expenses consist mostly of compensation and related costs for personnel responsible for the research and development of our fuel. The decrease of $0.1 million in 2013 was primarily due to a decrease in salaries and wages. All of our research and development activities are conducted in Russia and the United States. We expense research and development costs as they are incurred.

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

General and Administrative Expenses

The following table presents our general and administrative expenses, (dollars in millions):

	Year Ended
	December 31,
	2013	2012

General and administrative expenses	$3.6	$3.8

General and administrative expenses consist mostly of compensation and related costs for personnel and facilities, stock-based compensation, finance, human resources, information technology, and fees for consulting and other professional services. Professional services are principally comprised of outside legal, audit, strategic advisory services and outsourcing services.

The general and administrative expenses decrease of $0.2 million was mostly related to the decrease in stock-based compensation expense of $0.6 million as a result of a significant amount of equity awards which fully vested in prior years; the reduction in consulting expenses of $0.3 million primarily due to the reduction of fees paid to various consultants in 2013, which reductions were offset by an increase in payroll expenses and payroll benefits of $0.5 million; an increase in professional fees of $0.1 million and an increase in other general and administrative expenses of $0.1 million.

See Note 11 of the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for information regarding our stock-based compensation.

Interest Income and Other, Net

Interest income and other income and expenses, net, decreased $0.4 million for the years ended December 31, 2013 as compared to the year ended December 31, 2012 due to the decrease in cash equivalents and marketable securities balances in 2013.

Provision for Income Taxes

The following table presents our provision for income taxes. Our effective tax rate for the periods presented is 40%.

	Year Ended
	December 31,
	2013	2012

Provision for income taxes	$0.0	$0.0

We incurred a net loss for both 2013 and 2012, and took a 100% valuation allowance against all deferred tax assets. Therefore we did not have a provision for taxes for both years ended December 31, 2013 and 2012.

See Note 8 of the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for information regarding our Income Taxes.

Liquidity, Capital Resources and Financial Position

As of December 31, 2013, we had total cash and cash equivalents and marketable securities of approximately $3.7 million. Our working capital at December 31, 2013, is approximately $4.5 million. Our monthly cash flow shortfall from our current operations is approximately $300,000 per month. Based on our December 31, 2013 working capital amount and our current monthly operating cash flow shortfall, we expect to have sufficient working capital to fund our operations at their current level, for the next 12 months. The following table provides detailed information about our net cash flow for all financial statements periods presented in this Report.

Cash Flow (in millions)

	Year Ended
	December 31,
	2013	2012

Net cash used in operating activities	$(3.9)	$(5.1)
Net cash provided by investing activities	1.4	$3.7
Net cash provided by financing activities	$4.0	$0.0
Net cash inflow (outflow)	$1.5	$(1.4)

Operating Activities

Cash used in operating activities in the year ended December 31, 2013, consisted of net loss adjusted for non-cash expense items such as depreciation and amortization, as well as the effect of changes in working capital. Cash used in operating activities in the year ended December 31, 2013, consisted of a net loss of $4.9 million and net adjustments for non-cash expense items totaling $0.4 million, consisting of stock-based compensation of $0.3 million and unrealized losses on marketable securities of $0.1 million. Total cash provided by working capital totaled $0.6 million. The cash provided by working capital was due to the decrease in accounts receivable of $0.2 million, an increase in prepaid expenses and other assets of $0.3 million, and a decrease in accounts payable, accrued expenses and other current liabilities of $0.1 million.

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

Investing Activities

Net cash provided by our investing activities for the year ended December 31, 2013, as compared to net cash used by our investing activities in 2012, decreased by $2.2 million. Such decrease was due to the decrease in proceeds from the sale of our marketable securities of $2.4 million; reduction offset by a decrease in our purchases of marketable securities of $0.2 million. Patent applications costs are also part of our investing activities. These applications are filed for the new developments resulting from our research and development activities in our technology business segment. We anticipate these patent costs to increase in the future periods due to the continuing research and development work we plan to perform on our all-metal fuel design.

Financing Activities

Net cash provided by (used in) our financing activities for the year ended December 31, 2013, as compared to 2013 increased by $4.0 million. This increase was due to the net proceeds of $4.0 million from the issuance of 2.5 million shares of our common stock in October 2013.

See Note 11 of the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for information regarding our Stockholders’ Equity.

Short-Term and Long-Term Liquidity Sources

We will seek new financing or additional sources of capital, depending on the capital market conditions, over the next 12 months. The primary potential sources of cash available to us are as follows:

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

Currently, we are working on revenue opportunities with the overall goal of achieving profitability and increasing our cash flow. We anticipate entering into consulting and technology agreements with our existing and new potential clients, which will generate additional revenues and cash flows for us in 2014 and beyond. We have written proposals out to these prospects, which as of the date of this filing are pending approval.

Although we anticipate securing new consulting work from one or more of these prospects, we cannot determine as of the date of this filing if and when a new consulting contract will be awarded to us. If we do not enter into any new consulting or strategic technology agreements to provide working capital to support our business plan regarding our planned research and development activities for developing our fuel designs, we may need to raise additional capital in 2014 by way of an offering of equity securities, an offering of debt securities, a financing through a bank, or a strategic alliance with another entity, options which we are currently beginning to explore. We believe that if we are awarded new consulting contracts, the margin earned on these new contracts will favorably impact our short-term and long-term liquidity and will supplement the funding for our anticipated research and development expenses of our nuclear fuel technologies, of $3 million to $4 million over the next 12-15 months.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 8. Financial Statements

The full text of our audited consolidated financial statements as of December 31, 2013 and 2012 begins on page F-1 of this Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There have been no disagreements regarding accounting and financial disclosure matters with our independent certified public accountants.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Operating Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Operating Officer/Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based on that evaluation, our Chief Executive Officer and Chief Operating Officer/Chief Financial Officer concluded that as of December 31, 2013, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our assessment management, with the participation of our Chief Executive Officer and Chief Operating Officer/Chief Financial Officer, determined that, as of December 31, 2013, the Company’s internal controls over financial reporting were effective based on those criteria.

(c) Changes in internal control over financial reporting

During the fourth quarter of 2013, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by Item 10 of Part III is included in our Proxy Statement relating to the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 11 of Part III is included in our Proxy Statement relating to the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholders

The information required by Item 12 of Part III is included in our Proxy Statement relating to the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by Item 13 of Part III is included in our Proxy Statement relating to the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by Item 14 of Part III is included in our Proxy Statement relating to the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

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

10.5	Independent Director Contract, dated October 10, 2013, between the Company and Kathleen Kennedy Townsend*

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

* Filed herewith

LIGHTBRIDGE CORPORATION
December 31, 2013 and 2012
TABLE OF CONTENTS

Russell E. Anderson, CPA	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Russ Bradshaw, CPA
William R. Denney, CPA
Sandra Chen, CPA
To The Board of Directors and Stockholders of
Lightbridge Corporation

We have audited the accompanying consolidated balance sheets of Lightbridge Corporation (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, cash flows, and changes in stockholders’ equity for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lightbridge Corporation as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/Anderson Bradshaw PLLC
5296 S. Commerce Dr	Anderson Bradshaw PLLC
Suite 300	Salt Lake City, Utah
Salt Lake City, Utah	March 21, 2014
84107
USA
(T) 801.281.4700
(F) 801.281.4701

LIGHTBRIDGE CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$3,672,877	$2,197,555
Marketable securities	15,731	1,598,209
Restricted cash	555,008	553,682
Accounts receivable - project revenue and reimbursable project costs	425,916	601,803
Prepaid expenses & other current assets	288,939	574,590
Total Current Assets	4,958,471	5,525,839

Property Plant and Equipment -net	-	17,221

Other Assets
Patent costs - net	699,168	600,596
Total Assets	$5,657,639	$6,143,656

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$476,628	$385,223
Total Current Liabilities	476,628	385,223

Commitments and contingencies

Stockholders' Equity Preferred stock, $0.001 par value, 50,000,000 authorized shares, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 authorized, 15,057,243 shares outstanding and 12,526,240 shares outstanding at December 31, 2013 and December 31, 2012, respectively	15,057	12,526
Additional paid-in capital - stock and stock equivalents	76,243,764	71,955,631
Deficit	(71,077,810)	(66,212,849)
Common stock reserved for issuance, 2,264 shares at December 31, 2012	-	3,125
Total Stockholders' Equity	5,181,011	5,758,433
Total Liabilities and Stockholders' Equity	$5,657,639	$6,143,656

The accompanying notes are an integral part of these consolidated financial statements

LIGHTBRIDGE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2013	2012
Consulting Revenue	$1,901,354	$3,677,596
Cost of Consulting Services Provided	1,109,890	2,266,815
Gross Margin	791,464	1,410,781
Operating Expenses
General and administrative	3,616,897	3,841,486
Research and development expenses	2,027,905	2,064,568
Total Operating Expenses	5,644,802	5,906,054
Operating Loss	(4,853,338)	(4,495,273)
Other Income and (Expenses)
Investment income	(8,133)	433,636
Other income (expenses)	(3,490)	4,562
Total Other Income and (Expenses)	(11,623)	438,198
Net loss before income taxes	(4,864,961)	(4,057,075)
Income taxes	-	-
Net loss	$(4,864,961)	$(4,057,075)

Net Loss Per Common Share, Basic and diluted	$(0.37)	$(0.32)
Weighted Average Number of shares outstanding	13,009,575	12,491,106

The accompanying notes are an integral part of these consolidated financial statements

LIGHTBRIDGE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2013	2012
Operating Activities:
Net Loss	$(4,864,961)	$(4,057,075)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock-based compensation	329,499	975,421
Depreciation and amortization	17,221	28,357
(Gains) loss on marketable securities	49,116	(195,892)
Changes in non-cash operating working capital items:
Accounts receivable - fees and reimburseable project costs	175,887	(324,592)
Prepaid expenses and other assets	285,651	(184,407)
Accounts payable, accrued liabilities and other current liabilities	91,405	(1,295,210)
Net Cash Used In Operating Activities	(3,916,182)	(5,053,398)

Investing Activities:
Proceeds from the sale of marketable securities	1,572,242	3,979,469
Purchase of Marketable securities	(38,880)	(234,963)
Patent costs	(98,572)	(63,521)
Property and equipment	-	936
Net Cash Provided By Investing Activities	1,434,790	3,681,921

Financing Activities:
Net proceeds from the issuance of common stock	3,958,040	1,733
Restricted cash	(1,326)	(1,799)
Net Cash Provided By (Used In) Financing Activities	3,956,714	(66)

Net Increase (Decrease) In Cash and Cash Equivalents	1,475,322	(1,371,543)
Cash and Cash Equivalents, Beginning of Year	2,197,555	3,569,098
Cash and Cash Equivalents, End of Year	$3,672,877	$2,197,555

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

LIGHTBRIDGE CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For The Years Ended December 31, 2013 and 2012

	Common Stock		Additional		Stock Committed	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Future Issuance	Equity

Balance - December 31, 2011	12,427,220	$12,427	$70,946,951	$(62,155,774)	$34,750	$8,838,354

Shares issued - stock grants	99,020	99	45,759	-	(44,125)	1,733
Net loss for the year	-	-	-	(4,057,075)	-	(4,057,075)
Stock-based compensation	-	-	962,921		12,500	975,421
Balance - December 31, 2012	12,526,240	$12,526	$71,955,631	$(66,212,849)	$3,125	$5,758,433

Proceeds from the sale of common stock - net of offering costs	2,531,003	2,531	3,958,634	-	(3,125)	3,958,040
Net loss for the year	-	-	-	(4,864,961)	-	(4,864,961)
Stock-based compensation	-	-	329,499	-	-	329,499
Balance – December 31, 2013	15,057,243	$15,057	$76,243,764	$(71,077,810)	$-	$5,181,011

The accompanying notes are an integral part of these consolidated financial statements

LIGHTBRIDGE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation, Summary of Significant Accounting Policies and Nature of Operations

Basis of presentation

We were formed on October 6, 2006 when Thorium Power, Ltd. merged with Thorium Power, Inc., which had been formed in the State of Delaware on January 8, 1992. On September 29, 2009, we changed our name from Thorium Power, Ltd. to Lightbridge Corporation (“Lightbridge” or the “Company”). We are engaged in two operating business segments: our Technology Business Segment and our Consulting Business Segment (see Note 12-Business Segment Results).

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

Consulting Business Segment

Our business model expanded with the establishment of a consulting business segment in 2007, through which we provide consulting and strategic advisory services to companies and governments planning to create or expand electricity generation capabilities using nuclear power plants. On August 1, 2008, we signed separate consulting services agreements with two government entities: Emirates Nuclear Energy Corporation (“ENEC”) formed by Abu Dhabi, one of the member Emirates of the United Arab Emirates (“UAE”), and the Federal Authority for Nuclear Regulation (“FANR”) formed by the government of the UAE. Under these two original agreements, we have provided consulting and strategic advisory services over a contract term of five years starting from June 23, 2008. The ENEC contract has been extended through 2015. The FANR contract has been extended to December 31, 2014. These contracts can continue to be extended upon agreement by both parties.

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

All significant intercompany transactions and balances have been eliminated in consolidation. We registered a branch office in the United Kingdom in 2008 called Lightbridge Advisors Limited (currently inactive) and we also established a branch office in Moscow, Russia, in July 2009, both of which are wholly owned by Lightbridge International Holding LLC. Translation gains and losses for the years ended December 31, 2013 and 2012 were not significant.

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

Certain Risks, Uncertainties and Concentrations

Management anticipates, based on our current working capital, including the proceeds of an equity financing in October 2013, (see Note 11) and our current projected working capital requirements, that we will have enough working capital funds to sustain our current operations at our current operating level until early 2015. We will need to raise additional capital by way of an offering of equity securities, an offering of debt securities, a financing through a bank, or a strategic alliance with another entity. We may need to raise additional capital for research and development expenses in 2014. Currently, we are working on consulting revenue opportunities with the overall goal of increasing our profitability and cash flow.

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

Accounts receivable are typically unsecured and are primarily derived from revenues earned from customers located in the Middle East. We perform ongoing evaluations to determine customer credit and we limit the amount of credit we extend, but generally we do not require collateral from our customers. We maintain reserves for estimated credit losses; however, no reserve has been set up for 2013 and 2012, as we have not incurred any credit losses from our customers, to date. Substantially all of our consulting revenues were from our Middle East contracts for the years ended December 31, 2013 and 2012. One consulting firm accounted for 23% and 31% of our total cost of consulting services provided, for the years ended December 31, 2013 and 2012, respectively.

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

Certain customer arrangements require evaluation of the criteria outlined in the accounting standards for reporting revenue “ Gross as a Principal Versus Net as an Agent ” in determining whether it is appropriate to record the gross amount of revenue and related costs, or the net amount earned as agent fees. Generally, when we are primarily obligated in a transaction, revenue is recorded on a gross basis. Other factors that we consider in determining whether to recognize revenue on a gross versus net basis include our assumption of credit risk, latitude in establishing prices, our determination of service specifications and our involvement in the provision of services. We have determined, based on the credit risk that we bear for collecting consulting fees, travel costs and other reimbursable costs from our customers, that in 2013 and 2012 we acted as a principal, and therefore we are recognizing as revenue all travel costs and other reimbursable costs billed to our customers.

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

For the years ended December 31, 2013 and 2012, we recognized stock-based compensation of approximately $0.3 million and $1.0 million respectively. Related income tax benefits were not recognized, as we incurred a tax loss for both years.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximate fair value because of their generally short maturities. We carry marketable securities at fair value.

Cash and Cash Equivalents, Restricted Cash and Marketable Securities

We invest our excess cash in money market mutual funds, and mutual bond funds. We classify all highly liquid investments with stated maturities of three months or less from date of purchase as cash equivalents and all highly liquid investments with stated maturities of greater than three months as marketable securities. We hold cash balances in excess of the federally insured limits of $250,000 with one prominent financial institution. We deem this credit risk not to be significant as our cash is held by a major prominent financial institution. Total cash and cash equivalents held in checking accounts and a money market core cash account, as reported on the accompanying consolidated balance sheets, totaled approximately $3.7 million and $2.2 million at December 31, 2013 and 2012, respectively.

Restricted cash represents cash being held by one prominent financial institution that is being used as collateral for our corporate credit cards and future letters of credit that we may issue to some of our foreign customers. The total balance of our restricted cash at December 31, 2013 and 2012 was approximately $0.6 million.

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

The total quoted fair value of our marketable securities at December 31, 2013, was approximately $16,000. This amount was held in Vanguard High Yield Corp Investor Fund (Symbol -VWEHX). The cost basis of this above investment was approximately $14,000.

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

Investment Income (loss) is earned on marketable securities and consists of unrealized gains (losses), realized capital gains or losses, interest and dividends received, as reported to us from the financial institutions in which they were reinvested, and totaled approximately $(8,000) and $0.4 million for the years ended December 31, 2013 and 2012, respectively. We elected the fair value option permitted under FASB ASC 825 to report the unrealized gains and losses from our marketable securities in our accompanying consolidated statement of operations instead of other comprehensive income and loss. Management believes the fair value option provides a better indication of the Company’s performance.

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

There was no provision for doubtful accounts recorded at December 31, 2013 and 2012, as we have not experienced any bad debt write-offs from any of our customers. Substantially all accounts receivable at December 31, 2013 and 2012 are from the FANR and ENEC contracts (see Note 3-Accounts Receivable – Project Revenue and Reimbursable Project Costs).

Property, Plant and Equipment

Property, plant and equipment are comprised of furniture, computers and office equipment and are stated at cost less accumulated depreciation. Depreciation of furniture, computers and office equipment is recognized over the estimated useful life of the asset, generally five years utilizing the straight line depreciation methodology. Upon disposition of assets, the related cost and accumulated depreciation are eliminated and any gain or loss is included in the statement of income. Expenditures for major improvements are capitalized. Expenses related to maintenance and repairs are recognized as the costs are incurred.

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

Foreign Currency

The functional currency of our international subsidiaries and branches is the local currency. We translate the financial statements of these subsidiaries to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenues, costs, and expenses. The translation gains/losses for our branch office in Russia were not significant for the years ended December 31, 2013 and 2012.

Patents and Legal Costs

Patents are stated on the accompanying consolidated balance sheets at cost less accumulated amortization. The costs of the patents, once placed in service, will be amortized on a straight-line basis over their estimated useful lives or the remaining legal lives of the patents, whichever is shorter. The amortization periods for our patents can range between 17 and 20 years if placed into service at the beginning of their legal lives. Our patents have not been placed in service for the years ended December 31, 2013 and 2012.

Legal costs are expensed as incurred except for legal costs to file for patent protection, which are capitalized and reported as patents on the accompanying consolidated balance sheets.

Impairment of long-lived assets

Long-lived assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges for the years ended December 31, 2013 and 2012.

Research, Development and Related Expenses

These costs from our Technology business segment are charged to operations in the year incurred and are shown on a separate line on the accompanying Consolidated Statements of Operations. Research and development and related expenses totaled approximately $2.0 million and $2.1 million for the years ended December 31, 2013 and 2012, respectively.

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

Retirement 401(K) Plan

We have a 401(k) savings plan that was set up in 2006 covering substantially all of our employees. Eligible employees may contribute through payroll deductions. There were no Company matching contributions made to the 401(k) savings plan in 2013 and 2012.

Recent Accounting Pronouncements Recently Adopted

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

Note 2. Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period except that it does not include unvested common shares subject to repurchase or cancellation. Diluted net income per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, warrants, restricted shares, and unvested common shares subject to repurchase or cancellation. The dilutive effect of outstanding stock options, restricted shares, restricted stock units, and warrants is not reflected in diluted earnings per share because we incurred net losses for the years ended December 31, 2013 and 2012, and the effect of including these potential common shares in the diluted earnings per share calculations would be anti-dilutive and are therefore not included in the calculations.

The following table sets forth the computation of the basic and diluted loss per share (in millions except shares and per share amounts):

	2013	2012
Numerator:
Net loss	$(4.9)	$(4.1)
Denominator:
Weighted-average common shares outstanding	13,009,575	12,491,106
Basic and diluted net loss per share	$(0.37)	$(0.32)

Note 3. Accounts Receivable – Project Revenue and Reimbursable Project Costs

ENEC and FANR Projects

The total accounts receivable from the ENEC and FANR contracts was approximately $0.4 million and $0.6 million at December 31, 2013 and 2012, respectively. These amounts represent approximately 89 percent and 97 percent of the total accounts receivable reported at December 31, 2013 and 2012, respectively. Approximately 95 percent and 98 percent of the total revenues reported for the years ended December 31, 2013 and 2012 were from the ENEC and FANR contracts.

Total unbilled accounts receivable included in the accompanying consolidated balance sheets and reported in accounts receivable of approximately $0.1 million and $0.2 million at December 31, 2013 and 2012, respectively, is for work that was billed to our clients in January 2014 and January 2013, respectively. Foreign currency transaction exchange losses and translation gains and losses for the years ended December 31, 2013 and 2012, were not significant.

Travel costs and other reimbursable costs under these contracts are reported in the accompanying statement of operations as both revenue and cost of consulting services provided, and totaled approximately $0.1 million and $0.5 million for the years ended December 31, 2013 and 2012, respectively. The total travel and other reimbursable expenses that have not been reimbursed to us and are included in total accounts receivable reported above from our consulting contracts was not significant at December 31, 2013 and $0.1 million at December 31, 2012.

Under these agreements, revenue will be recognized on a time and expense basis. We periodically discuss our consulting work with ENEC and FANR, who will review the work we perform, and our reimbursable travel expenses, and accept our monthly invoicing for services and reimbursable expenses. We expect the variation of revenue we earn from these contracts to continue.

Note 4. Prepaid Expenses & other Current Assets

Prepaid expenses consist primarily of prepayments made for various insurance policies, rent, deferred project costs relating to our consulting contracts and accounting software licensing costs. Total prepaid expenses and other current assets reported on the accompanying consolidated balance sheets at December 31, 2013 and 2012, were approximately $0.3 million and $0.6 million, respectively.

Note 5. Property, Plant and Equipment, net

The following represents the detail of our property, plant and equipment (in millions), net at December 31, 2013 and 2012:

	2013	2012
Furniture, computers and office equipment	$0.1	$0.1
Accumulated depreciation	(0.1)	(0.1)
Net book value	$-	$-

Asset lives are five years and the depreciation method is straight line for all of the above assets. There was no gain or loss on disposition of assets in 2013 and 2012. During 2013 some of our furniture computers and office equipment reached the end of their five year initial estimated useful life but proved to have longer lives and are still in use. We did not reflect our change in the estimated useful life because the effect would have been immaterial.

Note 6. Patents and Other Assets

Patents represent legal fees and filing costs that are capitalized and amortized over their estimated useful lives of 17 to 20 years or their remaining legal lives, whichever is shorter, after they are placed in service. There were no patents placed in service for the years ended December 31, 2013 and 2012. In both 2013 and 2012, we capitalized approximately $0.1 million for patent filing costs, for a total investment in patents of approximately $0.7 million and $0.6 million as of December 31, 2013 and 2012, respectively.

No amortization expense of patents was recorded in either of the years ended December 31, 2013 and 2012. These patents were not placed in service for the years ended December 31, 2013 and 2012, or in prior years.

Security deposits of approximately $0 and $0.1 million at December 31, 2013 and 2012, respectively, represent the security deposit placed on the McLean, Virginia corporate offices. The security deposit at December 31, 2013 and 2012, is reported under the caption prepaid expenses and other current assets.

Note 7. Accounts Payable and Accrued Liabilities

Accounts payable and accrued expenses (in millions) consisted of the following:

	2013	2012
Trade payables	$0.1	$0.2
Accrued expenses and other	0.1	0.2
Accrued payroll liabilities	0.3	0.0
Total	$0.5	$0.4

Note 8. Income Taxes

Our tax provision is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2013 and 2012 annual effective tax rate is estimated to be a combined 40% for the U.S. federal and state statutory tax rate. We review tax uncertainties in light of changing facts and circumstances and adjust them accordingly. As of December 31, 2013 and 2012, there were no tax contingencies recorded.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting, and the amounts recognized for income tax purposes. The significant components of deferred tax assets (at a 40% effective tax rate) as of December 31, 2013 and 2012, respectively, are as follows:

Deferred Tax Assets (in millions)

	Total	Total	Deferred Tax Asset
	2013	2012	2013	2012
Capitalized start-up costs	$4.6	$5.1	$1.8	$2.0
Stock-based compensation	17.6	17.3	7.0	6.9
Net operating loss carry-forward	40.5	35.3	16.2	14.1
Less: valuation allowance	(62.7)	(57.7)	(25.0)	(23.0)
	$-	$-	$-	$-

We have a net operating loss carry-forward for federal and state tax purposes of approximately $40.5 million at December 31, 2013, that is available to offset future taxable income, which will begin to expire in the year 2021. For financial reporting purposes, no deferred tax asset was recognized because at December 31, 2013 and 2012, management estimates that it is more likely than not that substantially all of the net operating losses will expire unused. As a result, the amount of the deferred tax assets considered realizable was reduced 100% by a valuation allowance. The change in the valuation allowance was approximately $2.0 million and $1.7 million for the years ended December 31, 2013 and 2012, respectively. Many of the Company’s operating expenses in its 2007 and 2006 tax years were classified under the Internal Revenue Code as capitalized “Startup Costs”, which did not begin to be deductible for tax purposes until 2008. The Company files a consolidated tax return with its subsidiaries. The Company is no longer subject to U.S. federal, state, or non-U.S. income tax examinations by tax authorities for tax years before 2010, except that earlier years can be examined for the sole purpose of challenging the net operating loss carry-forwards arising in those years.

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

Operating Leases

We entered into an agreement to lease office space under the terms of a sublease with a term of 65 months commencing August 1, 2008. Under the terms of the sublease, the lease payments are inclusive of pass-through costs. We are not charged additional amounts for real estate taxes and standard operating expenses. We paid an initial monthly rental fee in the amount of approximately $43,000 in accordance with the sublease agreement. Parking fees, and rent payments increase by a factor of 4% each year thereafter. The monthly straight-line rental expense from August 1, 2008 to December 1, 2013, is approximately $45,000. As a result of the straight-line rent calculation generated by the one free rent period and rent escalation, we have recorded in accrued liabilities a deferred rent credit of approximately $44,000 at December 31, 2012. We pay rent for our Moscow office of approximately $12,000 per month, on a month to month basis. Rent expense was approximately $0.7 million for the years ended December 31, 2013 and 2012.

On October 16, 2013 we entered into a new 1 year sub-lease agreement with our current landlord for our current office space starting January 1, 2014. The monthly rent payment will be approximately $32,000 plus additional charges.

Estimated total annual rental payments (in millions) under our operating leases are as follows:

Total
Year ending - December 31, 2014	0.4
Total minimum lease payments	$0.4

Note 10. Research and Development Costs

Research and Development Costs

Research and development costs, included in the accompanying consolidated statements of operations amounted to approximately $2.0 million and $2.1 million for the years ended December 31, 2013 and 2012, respectively.

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

Note 11. Stockholders’ Equity

At December 31, 2013, there are 500,000,000 shares of authorized common stock. Total common stock outstanding at December 31, 2013 and December 31, 2012, was 15,057,243 and 12,526,240 shares, respectively. At December 31, 2013, there were 2,284,996 stock warrants, 1,564,257 stock options outstanding and 14,293 total unvested shares of restricted, all totaling 18,920,789 of total stock and stock equivalents outstanding at December 31, 2013. Total common stock outstanding at December 31, 2012 was 12,526,240. At December 31, 2012, there were 2,264 shares reserved for future issuance, 1,034,996 stock warrants, 1,639,842 stock options outstanding and 43,032 total unvested shares of restricted stock (of which 14,446 unvested restricted stock was issued but not vested at December 31, 2012 and therefore not considered in our total outstanding shares on the accompanying consolidated balance sheet), all totaling 15,246,374 of total stock and stock equivalents outstanding at December 31, 2012.

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

Registered Direct Offerings and Outstanding Warrants

October 21, 2013 Offering

On October 21, 2013 we completed an offering with certain institutional investors on the sale of 2,500,000 shares of our common stock and warrants to purchase a total of 1,250,000 shares of our common stock for aggregate gross proceeds, before deducting fees to the Placement Agent and other estimated offering expenses payable by us, of approximately $4.4 million. The common stock and warrants were sold in fixed combinations, with each combination consisting of one share of common stock and a warrant to purchase 0.5 shares of common stock. The purchase price was $1.75 per fixed combination. The warrants become exercisable six months and one day following the closing date (October 21, 2013 i.e., exercisable beginning April 22, 2014) of the Offering and will remain exercisable for 7.5 years from the date of issuance at an exercise price of $2.30 per share. The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The exercisability of some of the warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.99% of our common stock. This limit may be increased to up to 9.99% upon no fewer than 60 days' notice.

We received net proceeds of approximately $4.0 million after payment of certain fees and expenses related to the Offering. The allocation of the proceeds from the offering, based on the relative fair value of the common stock and the warrants resulted in the allocation of approximately $2.8 million to the common stock and approximately $1.2 million to the warrants which was recorded to additional paid-in capital-stock and stock equivalents.

The value of the warrants issued was calculated by using the Black Scholes Valuation Model using the following assumptions: volatility 104%; risk-free interest rate of 2.01%; dividend yield of 0%, and expected term of 7.5 years. The volatility of the Company’s common stock was estimated by management based on the historical volatility of the trading history of the Company’s common stock. The risk-free interest rate was based on the Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the expected life of the warrants. The expected dividend yield was based on the Company’s current and expected dividend policy and the expected term is equal to the contractual life of the warrants.

July 22, 2010 Offering- Warrants Outstanding

On July 22, 2010, we completed an offering (the “Offering”) with certain institutional investors on the sale of 2,069,992 shares of our common stock and warrants to purchase a total of 1,034,996 shares of our common stock for aggregate gross proceeds, before deducting fees to the Placement Agent and other estimated offering expenses payable by us, of approximately $13.7 million. The common stock and warrants were sold in fixed combinations, with each combination consisting of one share of common stock and a warrant to purchase 0.5 shares of common stock. The purchase price was $6.60 per fixed combination. The warrants became exercisable six months and one day following the closing date (July 28, 2010, i.e., exercisable beginning January 29, 2011) of the Offering and will remain exercisable for seven years from the date of issuance at an exercise price of $9.00 per share. The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The exercisability of some of the warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.99% of our common stock. This limit may be increased to up to 9.99% upon no fewer than 60 days' notice. All these warrants remain outstanding at December 31, 2013 and 2012.

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

Total stock options outstanding at December 31, 2013 and 2012, were 1,564,257 and 1,639,842, respectively of which 1,530,200 and 1,523,536 of these options were vested at December 31, 2013 and 2012. Stock option expense was approximately $0.2 million and approximately $0.7 million for the years ended December 31, 2013 and 2012, respectively.

Stock option transactions to the employees, directors, advisory board members and consultants are summarized as follows for the year ended December 31, 2013:

		Weighted	Weighted
	Options	Average	Average
	Outstanding	Exercise	Grant Date Fair
		Price	Value

Beginning of the year	1,639,842	$11.46	$10.85
Granted	-	-	-
Exercised	-	-	-
Forfeited	(7,250)	$6.04	$5.51
Expired	(68,335)	$18.94	$16.90
End of year	1,564,257	$11.16	$10.61

Options exercisable	1,530,200	$11.28	$10.73

Stock option transactions to the employees, directors, advisory board members and consultants are summarized as follows for the year ended December 31, 2012:

		Weighted	Weighted
	Options	Average	Average
	Outstanding	Exercise	Grant Date Fair
		Price	Value

Beginning of the year	1,674,065	$11.37	$10.74
Granted	-	-	-
Exercised	-	-	-
Forfeited	(167)	$6.30	$5.67
Expired	(34,056)	$9.42	$7.48
End of year	1,639,842	$11.46	$10.85

Options exercisable	1,523,536	$11.82	$11.22

The above tables include options issued and outstanding as of December 31, 2013 as follows:

i)	A total of 271,869 non-qualified 10 year options have been issued, and are outstanding, to advisory board members at exercise prices of $4.50 to $14.40 per share.
ii)

A total of 1,129,498 non-qualified 8-10 year options have been issued, and are outstanding, to our directors, officers and employees at exercise prices of $5.42 to $23.85 per share. From this total, 665,088 options are outstanding to the Chief Executive Officer who is also a director, with remaining contractual lives of 1.9 years to 7.2 years. All other options issued to directors, officers and employees have a remaining contractual life ranging from 2.6 years to 7.3 years.

iii)	A total of 162,890 non-qualified 10 year options have been issued, and are outstanding, to our consultants at exercise prices of $5.70 to $15.30 per share.

The following table provides certain information with respect to the above-referenced stock options that are outstanding and exercisable at December 31, 2013:

	Stock Options Outstanding			Stock Options Vested
	Weighted			Weighted
	Average			Average
	Remaining		Weighted	Remaining		Weighted
	Contractual	Number	Average	Contractual	Number	Average
	Life	of	Exercise	Life	of	Exercise
	- Years	Awards	Price	- Years	Awards	Price
Exercise Prices
$4.50 - $8.70	5.28	835,884	$6.33	5.21	801,827	$6.36
$9.00 - $12.90	3.95	130,037	$10.46	3.95	130,037	$10.46
$13.50-$18.90	2.30	358,336	$14.17	2.30	358,336	$14.17
$19.20-$23.85	2.12	240,000	$23.85	2.12	240,000	$23.85
Total	4.00	1,564,257	$11.16	3.94	1,530,200	$11.28

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

The aggregate intrinsic value of stock options outstanding at December 31, 2013 and 2012 was $0, all of which related to vested awards. Intrinsic value is calculated based on the difference between the exercise price of the underlying awards and the quoted price of our common stock as of the reporting date ($1.45 and $1.41 per share as of the close on December 31, 2013 and 2012, respectively).

Restricted Stock Award Activity

		Weighted
		Average
		Grant
	Number of	Date Fair
	Units	Value
Total awards outstanding at December 31, 2011	120,021	$6.14
Units granted	-	$-
Units Exercised/Released	(76,989)	$5.95
Units Cancelled/Forfeited	-	$-
Total awards outstanding at December 31, 2012	43,032	$6.49
Units granted	-	$-
Units Exercised/Released	(28,739)	$6.99
Units Cancelled/Forfeited	-	$-
Total awards outstanding at December 31, 2013	14,293	$5.47

The following summarizes our restricted stock unit activity:

Scheduled vesting for outstanding restricted stock units at December 31, 2013 is as follows:

	Year Ended
	December 31,
	2014	2015	2016	2017	Thereafter	Total

Scheduled vesting—restricted stock units	14,293	-	-	-	-	14,293

As of December 31, 2013 and 2012, there was approximately $19 thousand and $123 thousand of net unrecognized compensation cost related to unvested restricted stock-based compensation arrangements, respectively. This compensation is recognized on a straight line basis resulting in approximately $19 thousand of the compensation expected to be expensed in the next twelve months, and the total unrecognized has a weighted average recognition period of 0.3 years.

We use the historical volatility of our stock price since January 5, 2006, the date we announced that we were becoming a public company, to estimate the future volatility of our stock. At this time we do not believe that there is a better objective method to predict the future volatility of our stock. We estimate the term of our option awards based on the full term of the award. To date we have had very few exercises of our options, and those exercises have occurred just before the expiration date of the awards. Since the strike price of most of our outstanding awards is greater than the price of our stock, generally awards have expired at the end of the term. We estimate the effect of future forfeitures of our grants based on an analysis of historical forfeitures of unvested grants, as we have no better objective basis for that estimate. The expense that we have recognized related to our grants of options and restricted stock includes the estimate for future pre-vest forfeitures. We will adjust the actual expense recognized as future pre-vest forfeitures as they occur. We have estimated that 1.4% and 1.6% of our option and restricted stock grants respectively, will be forfeited prior to vesting.

There were no stock options granted for the twelve months ended December 31, 2013 and 2012. Assumptions used in the Black Scholes option-pricing model for the year ended December 31, 2011 were as follows:

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

During the years ended December 31, 2013 and 2012, approximately $0.3 million and $1.0 million respectively, were recorded as total stock-based compensation. Stock-based compensation expense is recorded under the caption general and administrative expenses, research and development expenses and cost of services provided in the accompanying consolidated statements of operations.

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

The Company evaluates performance based on several factors, of which achievement of strategic goals toward future profitability and business segment income before taxes are the primary measures. The following tables show the operations of the Company’s reportable business segments for the years ended December 31, 2013 and 2012.

					Corporate and
	Consulting		Technology		Eliminations		Total
	2013	2012	2013	2012	2013	2012	2013	2012

Revenue	$1,901,354	$3,677,596	$-	$-	$-	$-	$1,901,354	$3,677,596

Segment Profit – Pre Tax	$286,299	$719,158	$(2,030,194)	$(2,064,568)	$(3,121,066)	$(2,711,665)	$(4,864,961)	$(4,057,075)

Total Assets	$425,916	$601,803	$699,168	$600,596	$4,532,555	$4,941,257	$5,657,639	$6,143,656

Property Additions	$-	$-	$-	$-	$-	$936	$-	$936

Interest Expense	$-	$-	$-	$-	$-	$-	$-	$-

Depreciation	$-	$-	$-	$1,577	$17,221	$26,780	$17,221	$28,357

Note 13. Subsequent Events

The Company has implemented the most recent FASB accounting pronouncement for reporting subsequent events. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the consolidated financial statements are issued. The adoption of this accounting pronouncement did not impact our financial position or results of operations. The Company evaluated all events or transactions that occurred after December 31, 2013, up through the date these consolidated financial statements were issued and no subsequent events occurred that required disclosure in the accompanying consolidated financial statements.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

LIGHTBRIDGE CORPORATION

Date: March 27, 2014	By:	/s/ Seth Grae
Seth Grae
Chief Executive Officer,
President and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on March 27, 2014.

Signature	Title

/s/ Seth Grae	Chief Executive Officer, President and Director
Seth Grae	(Principal Executive Officer)

/s/ James Guerra	Chief Financial Officer, Chief Operating Officer and Treasurer
James Guerra	(Principal Financial and Accounting Officer)

/s/ Thomas Graham, Jr.	Director
Thomas Graham, Jr.

/s/ Victor Alessi	Director
Victor Alessi

/s/ Kathleen Kennedy Townsend	Director
Kathleen Kennedy Townsend

/s/ Daniel B. Magraw, Jr.	Director
Dan Magraw