Form 10-Q
period 2014-03-31
LIGHTBRIDGE Corp
filed 2014-05-08
CIK 1084554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number:001-34487

LIGHTBRIDGE CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	91-1975651
(State or other jurisdiction of	(I.R.S. Empl. Ident. No.)
incorporation or organization)

1600 Tysons Boulevard, Suite 550
Mclean, VA 22102
(Address of principal executive offices Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [X]

The number of shares outstanding of each of the issuer’s classes of common equity, as of April 21, 2014 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	15,071,536

LIGHTBRIDGE CORPORATION
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013

PART I—FINANCIAL INFORMATION

Lightbridge Corporation
Condensed Consolidated Balance Sheets

	March 31,
	2014	December 31,
	(Unaudited)	2013
ASSETS
Current Assets
Cash and cash equivalents	$2,177,072	$3,672,877
Marketable securities	16,165	15,731
Restricted cash	555,187	555,008
Accounts receivable - project revenue and reimbursable project costs	507,738	425,916
Prepaid expenses & other current assets	461,876	288,939
Total Current Assets	3,718,038	4,958,471

Property Plant and Equipment -net	-	-

Other Assets
Patent costs - net	725,588	699,168

Total Assets	$4,443,626	$5,657,639

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$636,742	$476,628
Total Current Liabilities	636,742	476,628

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.001 par value, 50,000,000 authorized shares, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 authorized, 15,064,069 shares outstanding and 15,057,243 shares outstanding at March 31, 2014 and December 31, 2013, respectively	15,064	15,057
Additional paid in capital - stock and stock equivalents	76,303,552	76,243,764
Deficit	(72,511,732)	(71,077,810)
Total Stockholders' Equity	3,806,884	5,181,011
Total Liabilities and Stockholders' Equity	$4,443,626	$5,657,639

The accompanying notes are an integral part of these condensed consolidated financial statements

Lightbridge Corporation
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2014	2013
Revenue:

Consulting Revenue	$254,107	$515,950

Cost of Consulting Services Provided	125,012	284,337

Gross Margin	129,095	231,613

Operating Expenses
General and administrative	1,131,419	881,778
Research and development expenses	431,986	643,273
Total Operating Expenses	1,563,405	1,525,051

Operating Loss	(1,434,310)	(1,293,438)

Other Income and (Expenses)
Investment income	388	15,556
Other income (expenses)	-	(1,040)
Total Other Income and (Expenses)	388	14,516

Net loss before income taxes	(1,433,922)	(1,278,922)

Income taxes	-	-

Net loss	$(1,433,922)	$(1,278,922)

Net Loss Per Common Share, Basic and Diluted	$(0.10)	$(0.10)
Weighted Average Number of Shares Outstanding	15,058,163	12,529,045

The accompanying notes are an integral part of these condensed consolidated financial statements

Lightbridge Corporation
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2014	2013
Operating Activities:
Net Loss	$(1,433,922)	$(1,278,922)

Adjustments to reconcile net loss from operations to net cash used in
Stock-based compensation	59,796	147,163
Depreciation and amortization	-	6,119
(Gains) loss on marketable securities	(434)	3,359
Changes in non-cash operating working capital items:
Accounts receivable - fees and reimbursable project costs	(81,822)	183,690
Prepaid expenses and other assets	(172,937)	(131,779)
Accounts payable, accrued liabilities and other current liabilities	160,113	8,396
Net Cash Used In Operating Activities	(1,469,206)	(1,061,974)

Investing Activities:
Purchase of Marketable securities	-	(17,866)
Patent costs	(26,420)	(34,357)
Net Cash Used In Investing Activities	(26,420)	(52,223)

Financing Activities:
Restricted cash	(179)	(410)
Net Cash Used In Financing Activities	(179)	(410)

Net Decrease In Cash and Cash Equivalents	(1,495,805)	(1,114,607)

Cash and Cash Equivalents, Beginning of Period	3,672,877	2,197,555

Cash and Cash Equivalents, End of Period	$2,177,072	$1,082,948

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

LIGHTBRIDGE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation, Summary of Significant Accounting Policies and Nature of Operations

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Lightbridge Corporation and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2013, included in our Annual Report on Form 10-K for the year ended December 31, 2013.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three month period have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms "Company", "we", "us" or "our" mean Lightbridge Corporation and all entities included in our consolidated financial statements.

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

All significant intercompany transactions and balances have been eliminated in consolidation. We registered a branch office in the United Kingdom in 2008 called Lightbridge Advisors Limited (currently inactive) and we also established a branch office in Moscow, Russia, in July 2009, both of which are wholly owned by Lightbridge International Holding LLC. Translation gains and losses for the three months ended March 31, 2014 and 2013 were not significant.

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

Significant Estimates

These accompanying consolidated financial statements include some amounts that are based on management’s best estimates and judgments. The most significant estimates relate to valuation of stock grants and stock options, the valuation allowance on deferred tax assets and various contingent liabilities. It is reasonably possible that these above-mentioned estimates and others may be adjusted as more current information becomes available, and any adjustment could be significant in future reporting periods. It is also reasonably possible that the actual grant date value of the stock options vested might have been materially different than the estimated value.

Certain Risks, Uncertainties and Concentrations

Management anticipates, based on our projected working capital requirements, including the expected proceeds of an equity financing to take place in 2014, that we will have enough working capital funds to sustain our current operations for the next 12 months. We will need to raise additional capital in 2014 by way of an offering of equity securities, an offering of debt securities, a financing through a bank, or a strategic alliance with another entity. We will also need to raise additional capital for research and development expenses in 2014. Currently, we are working on consulting revenue opportunities with the overall goal of increasing our profitability and cash flow.

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

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents and accounts receivable. Cash equivalents consist of a checking account held with one major financial institution with a high credit standing.

Accounts receivable are typically unsecured and are primarily derived from revenues earned from customers located in the Middle East. We perform ongoing evaluations to determine customer credit and we limit the amount of credit we extend, but generally we do not require collateral from our customers. We maintain reserves for estimated credit losses; however, no reserve has been set up for 2014 and 2013, as we have not incurred any credit losses from our customers, to date. Substantially all of our consulting revenues were from our Middle East contracts for the three months ended March 31, 2014 and 2013.

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

Certain customer arrangements require evaluation of the criteria outlined in the accounting standards for reporting revenue “ Gross as a Principal Versus Net as an Agent ” in determining whether it is appropriate to record the gross amount of revenue and related costs, or the net amount earned as agent fees. Generally, when we are primarily obligated in a transaction, revenue is recorded on a gross basis. Other factors that we consider in determining whether to recognize revenue on a gross versus net basis include our assumption of credit risk, latitude in establishing prices, our determination of service specifications and our involvement in the provision of services. We have determined, based on the credit risk that we bear for collecting consulting fees, travel costs and other reimbursable costs from our customers, that in 2014 and 2013 we acted as a principal, and therefore we are recognizing as revenue all travel costs and other reimbursable costs billed to our customers.

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

We have elected to use the Black-Scholes-Merton pricing model to determine the fair value of stock options on the measurement date of the grant. Restricted stock units are measured based on the fair market values of the underlying stock on the measurement date of the grant. Shares that are issued to officers on the exercise dates of their stock options may be issued net of the statutory withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the actual number of shares exercised under the stock option. We recognize stock-based compensation using the straight-line method. For each of the three months ended March 31, 2014 and 2013, we recognized stock-based compensation of approximately $0.1 million. Related income tax benefits were not recognized, as we incurred a tax loss for both years.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximate fair value because of their generally short maturities. We carry marketable securities at fair value.

Cash and Cash Equivalents, Restricted Cash and Marketable Securities

We invest our excess cash in money market mutual funds, and mutual bond funds. We classify all highly liquid investments with stated maturities of three months or less from date of purchase as cash equivalents and all highly liquid investments with stated maturities of greater than three months as marketable securities. We hold cash balances in excess of the federally insured limits of $250,000 with one prominent financial institution. We deem this credit risk not to be significant as our cash is held by a major prominent financial institution. Total cash and cash equivalents held in checking accounts and a money market core cash account, as reported on the accompanying consolidated balance sheets, totaled approximately $2.2 million and $3.7 million at March 31, 2014 and December 31, 2013, respectively.

Restricted cash represents cash being held by the same prominent financial institution that is being used as collateral for our corporate credit cards and future letters of credit that we may issue to some of our foreign customers. The total balance of our restricted cash at March 31, 2014 and 2013 was approximately $0.6 million.

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

The total quoted fair value of our marketable securities at March 31, 2014 and December 31, 2013, was approximately $16,000. This amount was held in Vanguard High Yield Corp Investor Fund (Symbol -VWEHX). The cost basis of this above investment was approximately $14,000.

Investment Income (loss) is earned on marketable securities and consists of unrealized gains (losses), realized capital gains or losses, interest and dividends received, as reported to us from the financial institutions in which they were reinvested, and totaled $0 and $16,000 for the three months ended March 31, 2014 and 2013, respectively. We elected the fair value option permitted under FASB ASC 825 to report the unrealized gains and losses from our marketable securities in our accompanying consolidated statement of operations instead of other comprehensive income and loss. Management believes the fair value option provides a better indication of the Company’s performance.

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

There was no provision for doubtful accounts recorded at March 31, 2014 and December 31, 2013, as we have not experienced any bad debt write-offs from any of our customers. Substantially all accounts receivable at March 31, 2014 and December 31, 2013 are from the FANR and ENEC contracts (see Note 3-Accounts Receivable – Project Revenue and Reimbursable Project Costs).

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

The Company adopted the ASC standards relating to “Accounting for Uncertainty in Income Taxes”. This pronouncement provides guidance for recognizing and measuring uncertain tax positions, as defined in the FASB accounting pronouncement “Accounting for Income Taxes”. This pronouncement prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements. This pronouncement also provides accounting guidance on derecognizing, classification and disclosure of these uncertain tax positions. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company has not recognized any interest and penalties in 2014 or 2013.

Foreign Currency

The functional currency of our international subsidiaries and branches is the local currency. We translate the financial statements of these subsidiaries to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenues, costs, and expenses. The translation gains/losses for our branch office in Russia were not significant for the three months ended March 31, 2014 and 2013.

Patents and Legal Costs

Patents are stated on the accompanying consolidated balance sheets at cost less accumulated amortization. The costs of the patents, once placed in service, will be amortized on a straight-line basis over their estimated useful lives or the remaining legal lives of the patents, whichever is shorter. The amortization periods for our patents can range between 17 and 20 years if placed into service at the beginning of their legal lives. Our patents have not been placed in service for the three months ended March 31, 2014 and 2013.

Legal costs are expensed as incurred except for legal costs to file for patent protection, which are capitalized and reported as patents on the accompanying consolidated balance sheets.

Impairment of long-lived assets

Long-lived assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges for the three months ended March 31, 2014 and 2013.

Research, Development and Related Expenses

These costs from our Technology business segment are charged to operations in the year incurred and are shown on a separate line on the accompanying Consolidated Statements of Operations. Research and development and related expenses totaled approximately $0.4 million and $0.6 million for the three months ended March 31, 2014 and 2013, respectively.

Segment Reporting

We use the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by our chief decision makers for making operating decisions and assessing performance, as the source for determining our reportable segments. We have determined that we have two operating segments as defined by the FASB accounting pronouncement, “ Disclosures about Segments of an Enterprise and Related Information ”. As discussed above, our two reporting business segments are our technology business and our consulting services business (See Note 9 - Business Segment Results).

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to account for and report contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.

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

Note 2. Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period except that it does not include unvested common shares subject to repurchase or cancellation. Diluted net income per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, warrants, restricted shares, and unvested common shares subject to repurchase or cancellation. The dilutive effect of outstanding stock options, restricted shares, restricted stock units, and warrants is not reflected in diluted earnings per share because we incurred net losses for the three months ended March 31, 2014 and 2013, and the effect of including these potential common shares in the diluted earnings per share calculations would be anti-dilutive and are therefore not included in the calculations.

The following table sets forth the computation of the basic and diluted loss per share (in millions except shares and per share amounts):

	2014	2013
Numerator:
Net loss	$(1.4)	$(1.3)
Denominator:
Weighted-average common shares outstanding	15,058,163	12,529,045
Basic and diluted net loss per share	$(0.10)	$(0.10)

Note 3. Accounts Receivable – Project Revenue and Reimbursable Project Costs

ENEC and FANR Projects

The total accounts receivable from the ENEC and FANR contracts was approximately $0.5 million and $0.4 million at March 31, 2014 and December 31, 2013, respectively. These amounts due from ENEC and FANR represent approximately all of the total accounts receivable reported at March 31, 2014 and December 31, 2013. Approximately 86% and 95% of the total revenues reported for the three months ended March 31, 2014 and 2013, respectively, were from the ENEC and FANR contracts.

Total unbilled accounts receivable included in the accompanying consolidated balance sheets and reported in accounts receivable of approximately $0.1 million at March 31, 2014 and December 31, 2013, is for work that was billed to our clients in April 2014 and January 2014, respectively. Foreign currency transaction exchange losses and translation gains and losses for the three months ended March 31, 2014 and 2013, were not significant.

Travel costs and other reimbursable costs under these contracts are reported in the accompanying statement of operations as both revenue and cost of consulting services provided were not significant for the three months ended March 31, 2014 and 2013. The total travel and other reimbursable expenses that have not been reimbursed to us and are included in total accounts receivable reported above from our consulting contracts were not significant at March 31, 2014 and December 31, 2013.

Under these agreements, revenue will be recognized on a time and expense basis. We periodically discuss our consulting work with ENEC and FANR, who will review the work we perform, and our reimbursable travel expenses, and accept our monthly invoicing for services and reimbursable expenses. We expect the variation of revenue we earn from these contracts to continue.

Note 4. Accounts Payable and Accrued Liabilities

Accounts payable and accrued expenses (in millions) consisted of the following:

	2014	2013
Trade payables	$0.1	$0.1
Accrued expenses and other	0.1	0.1
Accrued payroll liabilities	0.4	0.3
Total	$0.6	$0.5

Note 5. Income Taxes

Our tax provision is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2014 and 2013 annual effective tax rate is estimated to be a combined 40% for the U.S. federal and state statutory tax rate. We review tax uncertainties in light of changing facts and circumstances and adjust them accordingly. As of March 31, 2014 and December 31, 2013, there were no tax contingencies recorded.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting, and the amounts recognized for income tax purposes. The significant components of deferred tax assets (at a 40% effective tax rate) as of March 31, 2014 and December 31, 2013, respectively, are as follows:

Deferred Tax Assets (in millions)

	Total	Total	Deferred Tax Asset
	2014	2013	2014	2013
Capitalized start-up costs	$4.4	$4.6	$1.8	$1.8
Stock-based compensation	17.6	17.6	7.0	7.0
Net operating loss carry-forward	42.0	40.5	16.8	16.2
Less: valuation allowance	(64.0)	(62.7)	(25.6)	(25.0)
	$-	$-	$-	$-

We have a net operating loss carry-forward for federal and state tax purposes of approximately $42 million at March 31, 2014, that is available to offset future taxable income, which will begin to expire in the year 2021. For financial reporting purposes, no deferred tax asset was recognized because at March 31, 2014 and December 31, 2013, management estimates that it is more likely than not that substantially all of the net operating losses will expire unused. As a result, the amount of the deferred tax assets considered realizable was reduced 100% by a valuation allowance. The change in the valuation allowance was approximately $0.6 million and $0.5 million for the three months ended March 31, 2014 and 2013, respectively. Many of the Company’s operating expenses in its 2007 and 2006 tax years were classified under the Internal Revenue Code as capitalized “Startup Costs”, which did not begin to be deductible for tax purposes until 2008. The Company files a consolidated tax return with its subsidiaries. The Company is no longer subject to U.S. federal, state, or non-U.S. income tax examinations by tax authorities for tax years before 2010, except that earlier years can be examined for the sole purpose of challenging the net operating loss carry-forwards arising in those years.

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

Operating Leases

On October 16, 2013 we entered into a 1 year sub-lease agreement with our current landlord for our current office space starting January 1, 2014. The monthly rent payment is approximately $32,000 plus additional charges.

We pay rent for our Moscow office of approximately $12,000 per month, on a month-to-month basis. Rent expense was approximately $0.2 million for the three months ended March 31, 2014 and 2013.

Note 7. Research and Development Costs

Research and Development Costs

Research and development costs, included in the accompanying consolidated statements of operations, amounted to approximately $0.4 million and $0.6 million for the three months ended March 31, 2014 and 2013, respectively.

On August 15, 2013, Lightbridge entered into a Professional Services Agreement with Prof. Jean Ragusa to continue the neutronic modeling work that was completed by Prof. Ragusa under Task Order No. 1 issued under our Master Research Services Agreement with Texas A&M University. The initial statement of work (SOW-1) under the Professional Services Agreement with Prof. Ragusa has a fixed price of $40,000 and is expected to be completed in the second quarter of 2014. The results of this work will be used to enhance our neutronic modeling capability using industry standard computer codes.

In addition, we have consulting agreements with several consultants working on various projects for us, which total approximately $10,000 per month.

Note 8. Stockholders’ Equity

At March 31, 2014 and December 31, 2013, there are 500,000,000 shares of authorized common stock. Total common stock outstanding at March 31, 2014 and December 31, 2013, was 15,064,069 shares and 15,057,243 shares, respectively. At March 31, 2014 there were 2,284,996 stock warrants, 1,564,257 stock options outstanding and 7,467 total unvested shares of restricted stock, all totaling 18,920,789 of total stock and stock equivalents outstanding at March 31, 2014.

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

We received net proceeds of approximately $4.0 million after payment of certain fees and expenses related to the Offering. The allocation of the proceeds from the offering, based on the relative fair value of the common stock and the warrants, resulted in the allocation of approximately $2.8 million of the net proceeds to the common stock sold and approximately $1.2 million of the net proceeds to the warrants, which was recorded to additional paid-in capital-stock and stock equivalents.

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

July 22, 2010 Offering- Warrants Outstanding

On July 22, 2010, we completed an offering (the “Offering”) with certain institutional investors on the sale of 2,069,992 shares of our common stock and warrants to purchase a total of 1,034,996 shares of our common stock for aggregate gross proceeds, before deducting fees to the Placement Agent and other estimated offering expenses payable by us, of approximately $13.7 million. The common stock and warrants were sold in fixed combinations, with each combination consisting of one share of common stock and a warrant to purchase 0.5 shares of common stock. The purchase price was $6.60 per fixed combination. The warrants became exercisable six months and one day following the closing date (July 28, 2010, i.e., exercisable beginning January 29, 2011) of the Offering and will remain exercisable for seven years from the date of issuance at an exercise price of $9.00 per share. The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The exercisability of some of the warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.99% of our common stock. This limit may be increased to up to 9.99% upon no fewer than 60 days' notice. All these warrants remain outstanding at March 31, 2014 and December 31, 2013.

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

Total stock options outstanding at March 31, 2014 and December 31, 2013, were 1,564,257, of which 1,558,103 and 1,530,200 of these options were vested at March 31, 2014 and December 31, 2013, respectively. Stock option expense was approximately $40,000 and $102,000 for the three months ended March 31, 2014 and 2013, respectively.

Stock option transactions to the employees, directors, advisory board members and consultants are summarized as follows for the three months ended March 31, 2014:

		Weighted	Weighted
	Options	Average	Average
	Outstanding	Exercise	Grant Date Fair
		Price	Value

Beginning of the year	1,564,257	$11.16	$10.61
Granted	-	$-	$-
Exercised	-	$-	$-
Forfeited	-	$-	$-
Expired	-	$-	$-
End of year	1,564,257	$11.16	$10.61

Options exercisable	1,558,103	$11.18	$10.63

Stock option transactions to the employees, directors, advisory board members and consultants are summarized as follows for the year ended December 31, 2013:

		Weighted	Weighted
	Options	Average	Average
	Outstanding	Exercise	Grant Date Fair
		Price	Value

Beginning of the year	1,639,842	$11.46	$10.85
Granted	-	$-	$-
Exercised	-	$-	$-
Forfeited	(7,250)	$6.04	$5.51
Expired	(68,335)	$18.94	$16.90
End of year	1,564,257	$11.16	$10.61

Options exercisable	1,530,200	$11.28	$10.73

Stock option transactions to the employees, directors, advisory board members and consultants are summarized as follows for the three months ended March 31, 2014:

The above tables include options issued and outstanding as of March 31, 2014 as follows:

i)	A total of 255,202 non-qualified 10 year options have been issued, and are outstanding, to advisory board members at exercise prices of $4.50 to $14.40 per share.
ii)

A total of 1,146,165 non-qualified 8-10 year options have been issued, and are outstanding, to our directors, officers and employees at exercise prices of $5.42 to $23.85 per share. From this total, 665,088 options are outstanding to the Chief Executive Officer who is also a director, with remaining contractual lives of 1.7 years to 7.0 years. All other options issued to directors, officers and employees have a remaining contractual life ranging from 2.3 years to 7.0 years.

iii)	A total of 162,890 non-qualified 10 year options have been issued, and are outstanding, to our consultants at exercise prices of $5.70 to $15.30 per share.

The following table provides certain information with respect to the above-referenced stock options that are outstanding and exercisable at March 31, 2014:

	Stock Options Outstanding			Stock Options Vested
	Weighted			Weighted
	Average			Average
	Remaining		Weighted	Remaining		Weighted
	Contractual	Number	Average	Contractual	Number	Average
	Life	of	Exercise	Life	of	Exercise
	- Years	Awards	Price	- Years	Awards	Price
Exercise Prices
$4.50 - $8.70	5.03	835,884	$6.33	5.02	829,730	$6.34
$9.00 - $12.90	3.70	130,037	$10.46	3.70	130,037	$10.46
$13.50-$18.90	2.06	358,336	$14.17	2.06	358,336	$14.17
$19.20-$23.85	1.88	240,000	$23.85	1.88	240,000	$23.85
Total	3.76	1,564,257	$11.16	3.74	1,558,103	$11.18

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

The aggregate intrinsic value of stock options outstanding at March 31, 2014 and December 31, 2013 was $0, all of which related to vested awards. Intrinsic value is calculated based on the difference between the exercise price of the underlying awards and the quoted price of our common stock as of the reporting date ($2.69 and $1.45 per share) as of the close on March 31, 2104 and December 31, 2013, respectively).

Restricted Stock Award Activity

		Weighted
		Average
		Grant
	Number of	Date Fair
	Units	Value
Total awards outstanding at December 31, 2012	43,032	$6.49
Units granted	-	$-
Units Exercised/Released	(28,739)	$6.99
Units Cancelled/Forfeited	-	$-
Total awards outstanding at December 31, 2013	14,293	$5.47
Units granted	-	$-
Units Exercised/Released	(6,826)	$5.53
Units Cancelled/Forfeited	-	$-
Total awards outstanding at March 31, 2014	7,467	$5.42

The following summarizes our restricted stock unit activity:

Scheduled vesting for outstanding restricted stock units at March 31, 2014 is as follows:

	Year Ended
	December 31,
	2014	2015	2016	2017	Thereafter	Total

Scheduled vesting—restricted stock	7,467	-	-	-	-	7,467

As of March 31, 2014 and December 31, 2013 there was approximately $1,100 and $19,000 of net unrecognized compensation cost related to unvested restricted stock-based compensation arrangements, respectively. This compensation is recognized on a straight line basis resulting in all of the $1,100 of the compensation expected to be expensed in 2014, and the total unrecognized has a weighted average recognition period of 0.03 years.

We use the historical volatility of our stock price since January 5, 2006, the date we announced that we were becoming a public company, to estimate the future volatility of our stock. At this time we do not believe that there is a better objective method to predict the future volatility of our stock. We estimate the term of our option awards based on the full term of the award. To date we have had very few exercises of our options, and those exercises have occurred just before the expiration date of the awards. Since the strike price of most of our outstanding awards is greater than the price of our stock, generally awards have expired at the end of the term. We estimate the effect of future forfeitures of our grants based on an analysis of historical forfeitures of unvested grants, as we have no better objective basis for that estimate. The expense that we have recognized related to our grants of options and restricted stock does not include the estimate for future pre-vest forfeitures, as all of our grants will be fully earned within the next few months.

There were no stock options granted for the three months ended March 31, 2014 and the year ended December 31, 2013. Assumptions used in the Black Scholes option-pricing model for the year ended December 31, 2011 were as follows:

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

During the three months ended March 31, 2014 and 2013, approximately $60,000 and $147,000, respectively, was recorded as total stock-based compensation. Stock-based compensation expense is recorded under the caption general and administrative expenses and research and development expenses in the accompanying consolidated statements of operations.

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

The Company evaluates performance based on several factors, of which achievement of strategic goals toward future profitability and business segment income before taxes are the primary measures. The following tables show the operations of the Company’s reportable business segments for the three months ended March 31, 2014 and 2013.

					Corporate and
	Consulting		Technology		Eliminations		Total
	2014	2013	2014	2013	2014	2013	2014	2013
Revenue	254,107	515,950	-	-	-	-	254,107	515,950
Segment Profit – Pre Tax	80,911	84,846	(432,086)	(643,273)	(1,082,747)	(720,495)	(1,433,922)	(1,278,922)
Total Assets	507,738	418,113	725,588	634,953	3,210,300	3,967,227	4,443,626	5,020,293
Property Additions	-	-	-	-	-	-	-	-
Interest Expense	-	-	-	-	-	-	-	-
Depreciation	-	-	-	-	-	6,119	-	6,119

Note 10. Subsequent Events

The Company has implemented the most recent FASB accounting pronouncement for reporting subsequent events. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the consolidated financial statements are issued. The adoption of this accounting pronouncement did not impact our financial position or results of operations. The Company evaluated all events or transactions that occurred after March 31, 2014, up through the date these consolidated financial statements were issued and no subsequent events occurred that required disclosure in the accompanying consolidated financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is intended to help the reader understand Lightbridge Corporation, our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes thereto contained in “Item 1. Financial Statements and Supplementary Data” of this report. This overview summarizes the MD&A, which includes the following sections:

•	Overview of Our Business — a general overview of our two business segments, the material opportunities and challenges of our business;
•	Critical Accounting Policies and Estimates — a discussion of accounting policies that require critical judgments and estimates;
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

As discussed in more detail at the beginning of this Quarterly Report, the following discussion contains forward-looking statements that involve risks, uncertainties, and assumptions such as statements of our plans, objectives, expectations, and intentions. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events.

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

Currently our consulting revenue has not provided sufficient cash flow to cover both our research and development expenses and corporate overhead expenses. Currently, we are working on revenue opportunities with the overall goal of achieving profitability and increasing our cash flow. We anticipate entering into consulting and technology agreements with our existing and new potential clients, both of which could generate additional revenues and cash flows for us in 2014 and beyond. We have written proposals out to these prospects, which as of the date of this filing are pending approval.

We will seek new equity financing or additional sources of capital in 2014. The primary potential sources of cash available to us are equity investments, strategic investments and new consulting contracts. We have no debt or credit lines and we have financed our operations to date through our consulting revenue and the sale of our common stock. In October 2013 we raised approximately $4.0 million after payment of certain fees and expenses in a registered direct offering.

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

The major nuclear accident at the Fukushima nuclear power plant in Japan in March 2011 increased public opposition to nuclear power in some countries, resulting in a slowdown in, or a complete halt to, new construction of nuclear power plants and an early shut down of existing power plants in select countries. As a result, some countries that were considering launching new domestic nuclear power programs before the Fukushima accident have delayed or cancelled preparatory activities they were planning to undertake as part of such programs. After the Fukushima accident, there has been an increased interest in countries seeking regulatory nuclear consulting, which has created an opportunity for us to expand our regulatory nuclear consulting work to other countries.

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

Intangibles

As presented on the accompanying balance sheet, we had patents with a net book value of approximately $0.7 million as of March 31, 2014. There are many assumptions and estimates that may directly impact the results of impairment testing, including an estimate of future expected revenues, earnings and cash flows, and discount rates applied to such expected cash flows in order to estimate fair value. We have the ability to influence the outcome and ultimate results based on the assumptions and estimates we choose for testing. To mitigate undue influence, we set criteria that are reviewed and approved by various levels of management. The determination of whether or not intangible assets have become impaired involves a significant level of judgment in the assumptions. Changes in our strategy or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets.

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

Operations Review

Business Segments and Periods Presented

We have provided a discussion of our results of operations on a consolidated basis and have also provided certain detailed segment information for each of our business segments below for the three months ended March 31, 2014 and 2013, in order to provide a meaningful discussion of our business segments. We have organized our operations into two principal segments: Consulting and Nuclear Fuel Technology. We present our segment information along the same lines that our chief executives review our operating results in assessing performance and allocating resources.

BUSINESS SEGMENT RESULTS – THREE MONTHS ENDED MARCH 31, 2014 AND 2013

					Corporate and
	Consulting		Technology		Eliminations		Total
	2014	2013	2014	2013	2014	2013	2014	2013
Revenue	254,107	515,950	-	-	-	-	254,107	515,950
Segment Profit – Pre Tax	80,911	84,846	(432,086)	(643,273)	(1,082,747)	(720,495)	(1,433,922)	(1,278,922)
Total Assets	507,738	418,113	725,588	634,953	3,210,300	3,967,227	4,443,626	5,020,293
Property Additions	-	-	-	-	-	-	-	-
Interest Expense	-	-	-	-	-	-	-	-
Depreciation	-	-	-	-	-	6,119	-	6,119

Technology Business

Over the next 12 to 15 months, we expect to incur approximately $3-4 million in research and development expenses related to the development of our proprietary nuclear fuel designs. We spent approximately $0.4 million and $0.6 million for research and development during the three months ended March 31, 2014 and 2013, respectively.

Over the next 2-3 years, we expect that our research and development activities will increase and will be primarily focused on testing and demonstration of our metallic fuel technology for Western-type pressurized water reactors. The main objective of this research and development phase is to prepare for full-scale demonstration of our fuel technology in an operating commercial PWR.

Consulting Services Business

At the present time, all of our revenue for the three months ended March 31, 2014 and 2013 is from our consulting services business segment and is derived by offering services to governments outside of the U.S. planning to create or expand electricity generation capabilities using nuclear power plants. The fee type and structure that we offer for each client engagement is dependent on a number of variables, including the complexity of the services, the level of the opportunity for us to improve the client’s electricity generation capabilities using nuclear power plants, and other factors.

Consolidated Results of Operations

The following table presents our historical operating results as a percentage of revenues for the three months indicated:

	Three Months Ended
	March 31,
	2014	2013
Consolidated Statements of Income Data:
Revenues	100%	100%
Costs and expenses:
Cost of revenues	49	55
Gross Profit	51	45
Research and development	170	125
General and administrative	445	171
Total costs and expenses	615	296
Loss from operations	(564)	(251)
Interest income and other, net	-	3
Loss before income taxes	(564)	(248)
Provision for income taxes	-	-
Net loss	(564)%	(248)%

Revenue

The following table presents our revenues, by business segment, for the three months presented (in millions):

	Three Months Ended
	March 31,
	2014	2013
Consulting Segment Revenues:
ENEC and FANR (UAE)	$0.3	$0.5
Other (other countries)	-	-

Subtotal Add:	0.3	0.5
Technology Segment Revenues	-	-

Total Revenues	$0.3	$0.5

The decrease in our revenues from 2013 to 2014 of $0.2 million resulted from the decrease in the work performed for our FANR project. Our consulting projects with ENEC and FANR are being performed pursuant to ongoing requests to work on specific projects on a time and expense basis as needed. The FANR contract was renegotiated in 2012 and its contract term extended to December 31, 2014. The ENEC contract has been extended through 2015. The future revenue to be earned and recognized under both the ENEC and FANR agreements will depend upon agreed upon work plans that are under current discussion, which can differ from the revenue amounts initially planned to be earned under these agreements.

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

See Note 1 and Note 3 of the Notes to our Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information about our revenue and consulting contracts.

Costs and Expenses

The following table presents our cost of services provided, by business segment, for the three months presented (in millions):

	Three Months Ended
	March 31,
	2014	2013

Consulting	$0.1	$0.3
Technology	-	-
Total	$0.1	$0.3

Cost of Services Provided

Cost of services provided is comprised of expenses related to the consulting, professional, administrative and other support costs allocated to our technology and consulting projects, which were incurred to perform and support the work done for our consulting projects with ENEC, FANR and our other contracts. The billing rates to us from our consultants who provide services under our consulting contracts predominantly remained the same in 2014 and 2013. The decrease in our cost of consulting costs of $0.2 million was a result of the decrease of the work we performed for our FANR consulting project, as discussed above. We also used less outside consultants to perform work for us in 2014, resulting in an improvement of our gross margins in 2014.

If consulting revenues increase in future periods, we expect cost of services provided will increase in dollar amount and may increase as a percentage of revenues.

See Note 1 and Note 3 of the Notes to our Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information about our cost of services provided.

Research and Development

The following table presents our research and development expenses for the three months presented, (in millions):

	Three Months Ended
	March 31,
	2014	2013

Research and development expenses	$0.4	$0.6

Research and development expenses consist mostly of compensation and related costs for personnel responsible for the research and development of our fuel. The decrease of $0.2 million in 2014 was primarily due to a decrease in salaries and wages. All of our research and development activities are conducted in Russia and the United States. We expense research and development costs as they are incurred.

Research and development expenses will increase in dollar amount and may increase as a percentage of revenues in future periods because we expect to continue to invest an additional $3-4 million in the development of our nuclear fuel products over the next 12-15 months.

See Note 7 of the Notes to our Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report Form on 10-Q for additional information about our research and development costs.

General and Administrative Expenses

The following table presents our general and administrative expenses for the three months presented, (dollars in millions):

	Three Months Ended
	March 31,
	2014	2013

General and administrative expenses	$1.1	$0.9

General and administrative expenses consist mostly of compensation and related costs for personnel and facilities, stock-based compensation, finance, human resources, information technology, and fees for consulting and other professional services. Professional services are principally comprised of outside legal, audit, strategic advisory services and outsourcing services.

The general and administrative expenses increase of $0.2 million was mostly related to the increase in payroll expenses and benefits of $0.2 million and an increase in professional fees of $0.1 million, offset by a decrease in stock-based compensation expense of $0.1 million as a result of a significant amount of equity awards which fully vested in prior years.

See Note 8 of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding our stock-based compensation.

Interest Income and Other, Net

Interest income and other income and expenses, net, decreased approximately $14,000 for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 due to the decrease in cash equivalents and marketable securities balances in 2014.

Provision for Income Taxes

The following table presents our provision for income taxes. Our effective tax rate for the periods presented is 40%.

	Three Months Ended
	March 31,
	2014	2013

Provision for income taxes	$-	$-

We incurred a net loss for both 2014 and 2013, and took a 100% valuation allowance against all deferred tax assets. Therefore we did not have a provision for taxes for both the three months ended March 31, 2014 and 2013.

See Note 5 of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding our Income Taxes.

Liquidity, Capital Resources and Financial Position

As of March 31, 2014, we had total cash and cash equivalents, restricted cash and marketable securities of approximately $2.8 million. Our working capital at March 31, 2014, is approximately $3.1 million. Our projected monthly cash flow shortfall from our current operations is approximately $300,000 per month. We anticipate, based on our projected working capital requirements, including the expected proceeds of an equity financing to take place sometime in 2014, that we will have enough working capital funds to sustain our current operations for the next 12 months. We will need to raise additional capital in 2014 by way of an offering of equity securities, an offering of debt securities, a financing through a bank, or a strategic alliance with another entity. Currently, we are working on consulting revenue opportunities with the overall goal of increasing our profitability and cash flow.

The following table provides detailed information about our net cash flow for all financial statements periods presented in this Report.

Cash Flow (in millions)

	Three Months Ended
	March 31,
	2014	2013

Net cash used in operating activities	$(1.5)	$(1.1)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	-	-
Net cash inflow (outflow)	$(1.5)	$(1.1)

Operating Activities

Cash used in operating activities for the three months ended March 31, 2014, consisted of net loss adjusted for non-cash expense items such as depreciation and amortization, as well as the effect of changes in working capital. Cash used in operating activities for the three months ended March 31, 2014, consisted of a net loss of $1.4 million and net adjustments for non-cash expense items totaling $0.1 million, consisting of stock-based compensation of $0.1 million. Total cash used in working capital totaled $0.2 million. The cash provided by working capital was due to an increase in accounts payable, accrued expenses and other current liabilities of $0.1 million. This increase was offset by an increase in accounts receivable of $0.1 million and an increase in prepaid expenses and other assets of $0.2 million.

Cash used in operating activities for the three months ended March 31, 2013, consisted of net loss adjusted for non-cash expense items such as depreciation and amortization, as well as the effect of changes in working capital. Cash used in operating activities for the three months ended March 31, 2013, consisted of a net loss of $1.3 million and net adjustments for non-cash expense items totaling $0.1 million, consisting of stock-based compensation of $0.1 million. Total cash used for working capital totaled $0.1 million. The cash used for working capital was due to the decrease in accounts receivable of $0.2 million offset by an increase in prepaid expenses and other assets of $0.1 million.

Investing Activities

Net cash provided by our investing activities for the three months ended March 31, 2014, as compared to net cash used by our investing activities in 2013, decreased by $26,000. Such decrease was due to the decrease in purchase of our marketable securities of $18,000 and a decrease in our patent costs of $8,000. Patent applications costs are part of our investing activities. These applications are filed for the new developments resulting from our research and development activities in our technology business segment. We anticipate these patent costs to increase in the future periods due to the continuing research and development work we plan to perform on our all-metal fuel design.

Financing Activities

Net cash provided by (used in) our financing activities for the three months ended March 31, 2014, as compared to 2013 remained the same for both periods.

See Note 8 of the Notes to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding our Stockholders’ Equity.

Short-Term and Long-Term Liquidity Sources

We will seek new financing or additional sources of capital, depending on the capital market conditions, in 2014.

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

Much of our present research activities are being conducted in Russia. Our research operations conducted in Russia are subject to various political risks and uncertainties inherent in the country of Russia. If U.S.- Russia relations deteriorate, the Russian government may decide to scale back or even cease completely its cooperation with the United States on various international projects, including nuclear power technology development programs, or the U.S. government may decide to impose sanctions or other legal restrictions preventing U.S. businesses from doing business in Russia. If this should happen, our research and development program in Russia could be scaled back or shut down, which could cause development program schedule delays and may require additional funding to access alternative testing facilities outside of Russia. The Russian institutes and other nuclear entities engaged in our project are highly regulated and, in many instances, are controlled by the Russian government. The Russian government could decide that the nuclear scientists engaged in our project in Russia or testing facilities employed in our project should be redirected to other high priority national projects in the nuclear sector which could lead to development program schedule delays. Certain future research and development activities to be performed by Russian entities under contract with us will require formal authorization from the Russian State Atomic Energy Corporation, or “Rosatom”, which owns those entities and is the main Russian government agency that oversees Russia's civil nuclear power industry. Rosatom requires that all collaborative projects with U.S. entities fall into one of the collaboration areas outlined in a government-to-government agreement that was entered into by and between the United States and Russia soon after the 123 Agreement on peaceful nuclear cooperation between the two countries came into force (which occurred in late 2010). Rosatom requires that the U.S. Department of Energy, or DOE, issue an official endorsement of each commercial project proposed for collaboration between a U.S. entity and Rosatom. Without such DOE endorsement and designation of the project by DOE as consistent with one of the collaboration areas outlined in the above-mentioned government-to-government agreement, Rosatom is unlikely to cooperate and participate in the proposed project. Lightbridge did receive a letter from DOE confirming that our proposed collaborative projects with Rosatom fall under the 123 agreement, which we understand has satisfied the Rosatom requirements. Until commercial negotiations with Rosatom and/or its subsidiary companies are concluded and a legally binding agreement is entered into between the parties, a risk of development program schedule delays or a lack of sufficient interest from Rosatom or its entities in proposed collaboration still remains. A lack of a legally binding agreement with Rosatom and/or its subsidiary companies may also adversely affect our ability to raise new capital at terms acceptable to us.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the fiscal quarter ended March 31, 2014.

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

Date: May 8, 2014

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