Form 10-Q
period 2014-06-30
LIGHTBRIDGE Corp
filed 2014-08-05
CIK 1084554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of July 20, 2014 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	15,071,536

LIGHTBRIDGE CORPORATION
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013

PART I—FINANCIAL INFORMATION

Lightbridge Corporation
Condensed Consolidated Balance Sheets

	June 30
	2014	December 31,
	(Unaudited)	2013
ASSETS
Current Assets
Cash and cash equivalents	$987,954	$3,672,877
Marketable securities	16,523	15,731
Restricted cash	555,562	555,008
Accounts receivable - project revenue and reimbursable project costs	408,231	425,916
Prepaid expenses & other current assets	339,142	288,939
Total Current Assets	2,307,412	4,958,471

Property Plant and Equipment -net	-	-

Other Assets
Patent costs - net	764,714	699,168

Total Assets	$3,072,126	$5,657,639

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$854,848	$476,628
Total Current Liabilities	854,848	476,628

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.001 par value, 50,000,000 authorized shares, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 authorized, 15,071,536 shares outstanding and 15,057,243 shares outstanding at June 30, 2014 and December 31, 2013, respectively	15,072	15,057
Additional paid in capital - stock and stock equivalents	76,369,046	76,243,764
Deficit	(74,166,840)	(71,077,810)
Total Stockholders' Equity	2,217,278	5,181,011
Total Liabilities and Stockholders' Equity	$3,072,126	$5,657,639

The accompanying notes are an integral part of these condensed consolidated financial statements

Lightbridge Corporation
Condensed Unaudited Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue:

Consulting Revenue	$349,131	$658,859	$603,238	$1,174,809

Cost of Consulting Services Provided	230,974	365,704	355,986	650,041

Gross Margin	118,157	293,155	247,252	524,768

Operating Expenses
General and administrative	1,149,420	672,084	2,280,839	1,553,862
Research and development expenses	624,448	615,281	1,056,434	1,258,554
Total Operating Expenses	1,773,868	1,287,365	3,337,273	2,812,416

Operating Loss	(1,655,711)	(994,210)	(3,090,021)	(2,287,648)

Other Income and (Expenses)
Investment income	603	(27,309)	991	(11,753)
Other income (expenses)	-	(2,325)	-	(3,365)
Total Other Income and (Expenses)	603	(29,634)	991	(15,118)

Net loss before income taxes	(1,655,108)	(1,023,844)	(3,089,030)	(2,302,766)

Income taxes	-	-	-	-

Net loss	$(1,655,108)	$(1,023,844)	$(3,089,030)	$(2,302,766)

Net Loss Per Common Share, Basic and Diluted	$(0.11)	$(0.08)	$(0.21)	$(0.18)

Weighted Average Number of Shares Outstanding	15,067,885	12,555,156	15,063,052	12,542,174

The accompanying notes are an integral part of these condensed consolidated financial statements

Lightbridge Corporation
Condensed Unaudited Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2014	2013
Operating Activities:
Net Loss	$(3,089,030)	$(2,302,766)

Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock-based compensation	125,297	210,653
Depreciation and amortization	-	12,390
Unrealized and realized (gains) loss on marketable securities	(792)	46,001
Changes in non-cash operating working capital items:
Accounts receivable - fees and reimburseable project costs	17,685	(61,426)
Prepaid expenses and other assets	(50,203)	52,845
Accounts payable, accrued liabilities and other current liabilities	378,220	37,719
Net Cash Used In Operating Activities	(2,618,823)	(2,004,584)

Investing Activities:
Proceeds from the sale of marketable securities	-	500,000
Purchase of Marketable securities	-	(32,831)
Patent costs	(65,546)	(73,354)
Net Cash Used In Investing Activities	(65,546)	393,815

Financing Activities:
Restricted cash	(554)	(770)
Net Cash Used In Financing Activities	(554)	(770)

Net Decrease In Cash and Cash Equivalents	(2,684,923)	(1,611,539)

Cash and Cash Equivalents, Beginning of Period	3,672,877	2,197,555

Cash and Cash Equivalents, End of Period	$987,954	$586,016

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

We were formed on October 6, 2006, when Thorium Power, Ltd. merged with Thorium Power, Inc., (“TPI”) which had been formed in the State of Delaware on January 8, 1992. On September 29, 2009, we changed our name from Thorium Power, Ltd. to Lightbridge Corporation (“Lightbridge” or the “Company”). We are engaged in two operating business segments: our Technology Business Segment and our Consulting Business Segment (see Note 9-Business Segment Results).

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

U.S. Nuclear Regulatory Commission processes require engineering analysis of a large break loss-of-coolant accident (LOCA). The scenario assumes failure of a large water pipe in the reactor coolant system. Under LOCA conditions, the fuel and cladding temperatures rise due to reduced cooling capacity. Preliminary analytical modeling shows that under a LOCA scenario, unlike conventional uranium dioxide fuel, the cladding of the Lightbridge-designed metallic fuel rods would stay at least 200 degrees below the 850-900 degrees Celsius temperature at which steam begins to react with the zirconium cladding generating hydrogen gas. Buildup of hydrogen gas in a nuclear power plant can lead to a detonation. Lightbridge fuel is designed to prevent hydrogen gas generation in LOCA situations.

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

On October 7, 2013, we were selected as technical advisor to provide independent re-verification of equipment and material procurement processes related to construction and maintenance of nuclear power plants operated by Korea Hydro and Nuclear Power Company (KHNP). As a subcontractor to London-based Lloyd's Register Group Limited, we will focus on the environmental and seismic qualification and commercial grade dedication aspects of a two-year Lloyd's Register/KHNP contract.

Accounting Policies and Pronouncements

Basis of Consolidation

These financial statements include the accounts of Lightbridge, a Nevada corporation, and our wholly-owned subsidiaries, TPI, a Delaware corporation, Lightbridge International Holding LLC, a Delaware limited liability company and our foreign branch offices.

All significant intercompany transactions and balances have been eliminated in consolidation. We registered a branch office in the United Kingdom in 2008 called Lightbridge Advisors Limited and we also established a branch office in Moscow, Russia, in July 2009, both of which are wholly owned by Lightbridge International Holding LLC. Translation gains and losses for the three months and six ended June 30, 2014 and June 30, 2013, were not significant.

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

Certain Risks, Uncertainties and Concentrations

Management anticipates, based on the Company’s projected working capital requirements that it will need to raise additional capital in 2014 by way of an offering of equity securities, an offering of debt securities, or a financing through a bank. We will also need to raise additional capital for research and development expenses in 2014. Currently, we are working on consulting revenue opportunities with the overall goal of increasing our profitability and cash flow.

We participate in a government-regulated industry. Our operating results are affected by a wide variety of factors including decreases in the use or public favor of nuclear power, the ability of our technology, the ability to safeguard the production of nuclear power and to safeguard our patents and intellectual property from competitors. Due to these factors, we may experience substantial period-to-period fluctuations in our future operating results. Potentially, a loss of a key officer, key management, and other personnel could impair our ability to successfully execute our business strategy, particularly when these individuals have acquired specialized knowledge and skills with respect to nuclear power and our operations.

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

Accounts receivable are typically unsecured and are primarily derived from revenues earned from customers located in the Middle East. We perform ongoing evaluations to determine customer credit and we limit the amount of credit we extend, but generally we do not require collateral from our customers. We maintain reserves for estimated credit losses; however, no reserve has been set up for 2014 and 2013, as we have not incurred any credit losses from our customers to date. Substantially all of our consulting revenues were from our Middle East contracts for the three months and six months ended June 30, 2014 and 2013.

Revenue Recognition

Consulting Business Segment

At present, we derive all of our revenue from our consulting and strategic advisory services business segment, by performing consulting services for governments outside the United States planning to create or expand electricity generation capabilities using nuclear power plants. Our fee structure for each client engagement is dependent on a number of variables, including the size of the client, the complexity, the level of the opportunity for us to improve the client’s electrical generation capabilities using nuclear power plants, and other factors. The accounting policy we use to recognize revenue depends on the terms and conditions of the specific contract.

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

Technology Business Segment

Once our nuclear fuel designs have advanced to a commercially usable stage by a fuel fabricator and/or nuclear plant owner/operator, we will seek to license our technology to them or to major government contractors working for the U.S. or other governments. We expect that our revenue from these license fees will be recognized on a straight-line basis over the expected period of the related license term.

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

We have elected to use the Black-Scholes pricing model to determine the fair value of stock options on the measurement date of the grant. Restricted stock units are measured based on the fair market values of the underlying stock on the measurement date of the grant. Shares that are issued to officers on the exercise dates of their stock options may be issued net of the statutory withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the actual number of shares exercised under the stock option. We recognize stock-based compensation using the straight-line method.

For the three months ended June 30, 2014 and 2013, we recognized stock-based compensation of approximately $0.1 million. For the six months ended June 30, 2014 and 2013, we recognized stock-based compensation of approximately $0.1 million and $0.2 million, respectively. Related income tax benefits were not recognized, as we incurred a tax loss for both years.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximate fair value because of their generally short maturities. We carry marketable securities at fair value.

Cash and Cash Equivalents, Restricted Cash and Marketable Securities

We invest our excess cash in money market mutual funds, and mutual bond funds. We classify all highly liquid investments with stated maturities of three months or less from date of purchase as cash equivalents and all highly liquid investments with stated maturities of greater than three months as marketable securities. We hold cash balances in excess of the federally insured limits of $250,000 with one prominent financial institution. We deem this credit risk not to be significant as our cash is held by a major prominent financial institution. Total cash and cash equivalents held in checking accounts and a money market core cash account, as reported on the accompanying consolidated balance sheets, totaled approximately $1.0 million and $3.7 million at June 30, 2014 and December 31, 2013, respectively.

Restricted cash represents cash being held by the same prominent financial institution that is being used as collateral for our corporate credit cards and future letters of credit that we may issue to some of our foreign customers. The total balance of our restricted cash at June 30, 2014 and December 31, 2013, was approximately $0.6 million.

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

The total quoted fair value of our marketable securities at June 30, 2014 and December 31, 2013, was approximately $17,000 and $16,000, respectively. This amount was held in Vanguard High Yield Corp Investor Fund (Symbol -VWEHX). The cost basis of this above investment was approximately $15,000.

Investment Income (loss) is earned on marketable securities and consists of unrealized gains (losses), realized capital gains or losses, interest and dividends received, as reported to us from the financial institutions in which they were reinvested, and totaled approximately $1,000 and $(27,000) for each of the three month periods ended June 30, 2014 and 2013, respectively and $1,000 and $(12,000) for each of the six months ended June 30, 2014 and 2013, respectively. We elected the fair value option permitted under FASB ASC 825 to report the unrealized gains and losses from our marketable securities in our accompanying consolidated statement of operations instead of other comprehensive income and loss. Management believes the fair value option provides a better indication of the Company’s performance.

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

There was no provision for doubtful accounts recorded at June 30, 2014 and December 31, 2013, as we have not experienced any bad debt write-offs from any of our customers. Substantially all accounts receivable at June 30, 2014 and December 31, 2013, are from the FANR and ENEC contracts (see Note 3-Accounts Receivable – Project Revenue and Reimbursable Project Costs).

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

Foreign Currency

The functional currency of our international branches is the local currency. We translate the financial statements of these branches to U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for revenues, costs, and expenses. The translation gains/losses for our branch office in Russia were not significant for the three and six months ended June 30, 2014 and 2013.

Patents and Legal Costs

Patents are stated on the accompanying consolidated balance sheets at cost less accumulated amortization. The costs of the patents, once placed in service, will be amortized on a straight-line basis over their estimated useful lives or the remaining legal lives of the patents, whichever is shorter. The amortization periods for our patents can range between 17 and 20 years if placed into service at the beginning of their legal lives. Our patents have not been placed in service for the three months and six months ended June 30, 2014 and 2013.

Legal costs are expensed as incurred except for legal costs to file for patent protection, which are capitalized and reported as patents on the accompanying consolidated balance sheets.

Impairment of long-lived assets

Long-lived assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges for the three months and six months ended June 30, 2014 and 2013.

Research, Development and Related Expenses

These costs from our Technology business segment are charged to operations in the period incurred and are shown on a separate line on the accompanying Consolidated Statements of Operations. Research and development and related expenses totaled approximately $0.6 million for the three months ended June 30, 2014 and 2013. Research and development and related expenses totaled approximately $1.1 million and $1.3 million for the six months ended June 30, 2014 and 2013, respectively.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2016, (early adoption is not permitted). The guidance permits the use of either a retrospective or cumulative effect transition method.

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

Note 2. Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period except that it does not include unvested common shares subject to repurchase or cancellation. Diluted net income per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, warrants, restricted shares, and unvested common shares subject to repurchase or cancellation. The dilutive effect of outstanding stock options, restricted shares, restricted stock units, and warrants is not reflected in diluted earnings per share because we incurred net losses for the three months and six months ended June 30, 2014 and 2013, and the effect of including these potential common shares in the diluted earnings per share calculations would be anti-dilutive and are therefore not included in the calculations.

Note 3. Accounts Receivable – Project Revenue and Reimbursable Project Costs

FANR Projects

The total accounts receivable from the FANR contracts was approximately $0.4 million at June 30, 2014 and December 31, 2013. These amounts due from FANR represent approximately all of the total accounts receivable reported at June 30, 2014 and December 31, 2013. Approximately 77% and 100% of the total revenues reported for the six months ended June 30, 2014 and 2013, respectively, were from the FANR contracts. One other contract constituted 17% of the total revenues reported for the six months ended June 30, 2014.

Total unbilled accounts receivable included in the accompanying consolidated balance sheets and reported in accounts receivable of approximately $0.1 million at June 30, 2014 and December 31, 2013, and is for work that was billed to our clients in July 2014 and January 2014, respectively. Foreign currency transaction exchange losses and translation gains and losses for the three months and six months ended June 30, 2014 and 2013, were not significant.

Travel costs and other reimbursable costs under these contracts are reported in the accompanying statement of operations as both revenue and cost of consulting services provided, and totaled approximately $0.1 million for the three month and six month periods ended June 30, 2014 and 2013. The total travel and other reimbursable expenses that have not been reimbursed to us and are included in total accounts receivable reported above from our consulting contracts were not significant at June 30, 2014 and December 31, 2013.

Under these agreements with ENEC and FANR, revenue will be recognized on a time and expense basis. We periodically discuss our consulting work with ENEC and FANR, who will review the work we perform, and our reimbursable travel expenses, and accept our monthly invoicing for services and reimbursable expenses. We expect the variation of revenue we earn from these contracts to continue.

Note 4. Accounts Payable and Accrued Liabilities

Accounts payable and accrued expenses (in millions) consisted of the following:

	2014	2013
Trade payables	$0.1	$0.1
Accrued expenses and other	0.2	0.1
Accrued payroll liabilities	0.6	0.3
Total	$0.9	$0.5

Note 5. Income Taxes

Our tax provision is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2014 and 2013 annual effective tax rate is estimated to be a combined 40% for the U.S. federal and state statutory tax rate. We review tax uncertainties in light of changing facts and circumstances and adjust them accordingly. As of June 30, 2014 and December 31, 2013, there were no tax contingencies recorded.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting, and the amounts recognized for income tax purposes. The significant components of deferred tax assets (at a 40% effective tax rate) as of June 30, 2014 and December 31, 2013, respectively, are as follows:

Deferred Tax Assets (in millions)

	Total	Total	Deferred Tax Asset
	2014	2013	2014	2013
Capitalized start-up costs	$4.3	$4.8	$1.7	$1.9
Stock-based compensation	17.7	17.6	7.1	7.0
Net operating loss carry-forward	43.4	36.8	17.3	14.7
Less: valuation allowance	(65.4)	(59.2)	(26.1)	(23.6)
	$-	$-	$-	$-

We have a net operating loss carry-forward for federal and state tax purposes of approximately $43 million at June 30, 2014, that is potentially available to offset future taxable income, which will begin to expire in the year 2021. For financial reporting purposes, no deferred tax asset was recognized because at June 30, 2014 and December 31, 2013, management estimates that it is more likely than not that substantially all of the net operating losses will expire unused. As a result, the amount of the deferred tax assets considered realizable was reduced 100% by a valuation allowance. The change in the valuation allowance was approximately $1.1 million and $0.6 million for the six months ended June 30, 2014 and 2013, respectively. Many of the Company’s operating expenses in its 2007 and 2006 tax years were classified under the Internal Revenue Code as capitalized “Startup Costs”, which did not begin to be deductible for tax purposes until 2008. The Company files a consolidated tax return with its subsidiaries. The Company is no longer subject to U.S. federal, state, or non-U.S. income tax examinations by tax authorities for tax years before 2010, except that earlier years can be examined for the sole purpose of challenging the net operating loss carry-forwards arising in those years.

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

Operating Leases

On October 16, 2013, we entered into a 1 year sub-lease agreement with our current landlord for our current office space starting January 1, 2014. The monthly rent payment is approximately $32,000 plus additional charges.

We pay rent for our Moscow office of approximately $12,000 per month, on a month-to-month basis. Total rent expense was approximately $0.1 million and $0.2 million for each of the three months periods ended June 30, 2014 and 2013, respectively and approximately $0.3 million for each of the six months periods ended June 30, 2014 and 2013, respectively.

Note 7. Research and Development Costs

Research and Development Costs

Research and development costs, included in the accompanying consolidated statement of operations amounted to approximately $0.6 million for the three month periods ended June 30, 2014 and 2013, and $1.1 million and $1.3 million for the six months ended June 30, 2014 and 2013, respectively.

On August 15, 2013, Lightbridge entered into a Professional Services Agreement with a professor at Texas A&M University to continue the neutronic modeling work that was completed under Task Order No. 1 issued under our Master Research Services Agreement with Texas A&M University. The initial statement of work (SOW-1) under the Professional Services Agreement with the professor at Texas A&M University had a fixed price of $40,000 and was completed in the second quarter of 2014. The results of this work will be used to enhance our neutronic modeling capability using industry standard computer codes.

In addition, we have consulting agreements with several consultants working on various projects for us, which total approximately $10,000 per month.

Note 8. Stockholders’ Equity

At June 30, 2014 and December 31, 2013, there are 500,000,000 shares of authorized common stock. Total common stock outstanding at June 30, 2014 and December 31, 2013, was 15,071,536 shares and 15,057,243 shares, respectively. At June 30, 2014, there were 2,284,996 stock warrants and 2,143,686 stock options outstanding, all totaling 19,500,218 of total stock and stock equivalents outstanding at June 30, 2014.

Registered Direct Offerings and Outstanding Warrants

October 21, 2013 Offering

On October 21, 2013, we completed an offering with certain institutional investors on the sale of 2,500,000 shares of our common stock and warrants to purchase a total of 1,250,000 shares of our common stock for aggregate gross proceeds, before deducting fees to the Placement Agent and other estimated offering expenses payable by us, of approximately $4.4 million. The common stock and warrants were sold in fixed combinations, with each combination consisting of one share of common stock and a warrant to purchase 0.5 shares of common stock. The purchase price was $1.75 per fixed combination. The warrants become exercisable six months and one day following the closing date (October 21, 2013, i.e., exercisable beginning April 22, 2014) of the offering and will remain exercisable for 7.5 years from the date of issuance at an exercise price of $2.30 per share. The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The exercisability of some of the warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.99% of our common stock. This limit may be increased to up to 9.99% upon no fewer than 60 days' notice.

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

July 22, 2010 Offering- Warrants Outstanding

On July 22, 2010, we completed an offering (the “Offering”) with certain institutional investors on the sale of 2,069,992 shares of our common stock and warrants to purchase a total of 1,034,996 shares of our common stock for aggregate gross proceeds, before deducting fees to the Placement Agent and other estimated offering expenses payable by us, of approximately $13.7 million. The common stock and warrants were sold in fixed combinations, with each combination consisting of one share of common stock and a warrant to purchase 0.5 shares of common stock. The purchase price was $6.60 per fixed combination. The warrants became exercisable six months and one day following the closing date (July 28, 2010, i.e., exercisable beginning January 29, 2011) of the Offering and will remain exercisable for seven years from the date of issuance at an exercise price of $9.00 per share. The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The exercisability of some of the warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.99% of our common stock. This limit may be increased to up to 9.99% upon no fewer than 60 days' notice. All these warrants remain outstanding at June 30, 2014 and December 31, 2013.

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

Total stock options outstanding at June 30, 2014 and December 31, 2013, were 2,143,686 and 1,564,257, of which 1,564,257 and 1,530,200 of these options were vested at June 30, 2014 and December 31, 2013, respectively. Stock option expense was approximately $65,000 and $43,000 for the three months ended June 30, 2014 and 2013, respectively. Stock option expense was approximately $105,000 and $146,000 for the six months ended June 30, 2014 and 2013, respectively.

On May 5, 2014, we granted 579,429 stock options to our employees, directors and consultants. These stock options vest over three years for employees and consultants, and over one year for our directors. The fair market value of each option was $1.79 on the grant date, based on (1) The strike price of $2.55, the price of our stock at the close of the market on the grant date; (2) The expected life of the grant of 5 years which is equal to the term of the grant, as historically grants have only been exercised just before the term expires; (3) the risk free rate of 1.68% which is based on the treasury yield curve for a 5 year term as published by the U.S. Treasury for the grant date; (4) Volatility of 90.44%, as measured based on the expected life of the options, and (5) Expected dividends of $0.0, as we have never issued dividends and we have no plans to ever issue dividends. Grants to our consultants were re-measured as of June 30, 2014, and the fair market value of each option was $1.97 on the measurement date. We estimated future pre-vest forfeitures to be 1.5%, based on historical information.

Stock option transactions to the employees, directors, advisory board members and consultants are summarized as follows for the six months ended June 30, 2014:

			Weighted		Weighted
	Options		Average		Average
	Outstanding		Exercise		Grant Date Fair
			Price		Value

Beginning of the year	1,564,257		$11.16		$10.42
Granted	579,429		2.55		1.79
Exercised	-		-		-
Forfeited		$		$
Expired		$		$
End of year	2,143,686		$8.83		$8.09

Options exercisable	1,564,257		$11.16		$10.42

Stock option transactions to the employees, directors, advisory board members and consultants are summarized as follows for the year ended December 31, 2013:

		Weighted	Weighted
	Options	Average	Average
	Outstanding	Exercise	Grant Date Fair
		Price	Value

Beginning of the year	1,639,842	$11.46	$10.85
Granted	-	-	-
Exercised	-	-	-
Forfeited	(7,250)	$6.04	$5.51
Expired	(68,335)	$18.94	$16.90
End of year	1,564,257	$11.16	$10.42

Options exercisable	1,530,200	$11.28	$10.73

The above tables include options issued and outstanding as of June 30, 2014, as follows:

i)	A total of 255,202 non-qualified 10 year options have been issued, and are outstanding, to advisory board members at exercise prices of $4.50 to $14.40 per share.

ii)

A total of 1,677,181 non-qualified 5-10 year options have been issued, and are outstanding, to our directors, officers and employees at exercise prices of $2.55 to $23.85 per share. From this total, 820,396 options are outstanding to the Chief Executive Officer who is also a director, with remaining contractual lives of 1.4 years to 6.7 years. All other options issued to directors, officers and employees have a remaining contractual life ranging from 1.4 years to 6.8 years.

iii)	A total of 211,303 non-qualified 5-10 year options have been issued, and are outstanding, to our consultants at exercise prices of $2.55 to $15.30 per share.

The following table provides certain information with respect to the above-referenced stock options that are outstanding and exercisable at June 30, 2014:

	Stock Options Outstanding			Stock Options Vested
	Weighted			Weighted
	Average			Average
	Remaining		Weighted	Remaining		Weighted
	Contractual	Number	Average	Contractual	Number	Average
	Life	of	Exercise	Life	of	Exercise
	- Years	Awards	Price	- Years	Awards	Price
Exercise Prices
$2.55 - $5.00	4.78	762,766	$3.02	4.56	183,337	$4.50
$5.01 - $12.90	4.62	782,584	$7.45	4.62	782,584	$7.45
$13.50-$18.90	1.81	358,336	$14.17	1.81	358,336	$14.17
$19.20-$23.85	1.63	240,000	$23.85	1.63	240,000	$23.85
Total	3.87	2,143,686	$8.83	3.51	1,564,257	$11.16

The following table provides certain information with respect to the above-referenced stock options that are outstanding and exercisable at December 31, 2013:

	Stock Options Outstanding			Stock Options Vested
	Weighted			Weighted
	Average			Average
	Remaining		Weighted	Remaining		Weighted
	Contractual	Number	Average	Contractual	Number	Average
	Life	of	Exercise	Life	of	Exercise
	- Years	Awards	Price	- Years	Awards	Price
Exercise Prices
$2.55 - $5.00	5.06	183,337	$4.50	5.06	183,337	$4.50
$5.01 - $12.90	5.11	782,584	$7.45	5.03	748,527	$7.53
$13.50-$18.90	2.30	358,336	$14.17	2.30	358,336	$14.17
$19.20-$23.85	2.12	240,000	$23.85	2.12	240,000	$23.85
Total	4.00	1,564,257	$11.16	3.94	1,530,200	$11.28

The aggregate intrinsic value of stock options outstanding at June 30, 2014 and December 31, 2013, was $127,474 and $0 respectively, of which $0 related to vested awards. Intrinsic value is calculated based on the difference between the exercise price of the underlying awards and the quoted price of our common stock as of the reporting date ($2.77 and $1.45 per share as of the close on June 30, 2104 and December 31, 2013, respectively).

Restricted Stock Award Activity		Weighted
		Average
		Grant
	Number of	Date Fair
	Units	Value
Total awards outstanding at December 31, 2012	43,032	$6.49
Units granted	-	$-
Units Exercised/Released	(28,739)	$6.99
Units Cancelled/Forfeited	-	$-
Total awards outstanding at December 31, 2013	14,293	$5.47
Units granted	-	$-
Units Exercised/Released	(14,293)	$5.47
Units Cancelled/Forfeited	-	$-
Total awards outstanding at June 30, 2014	-	$-

As of June 30, 2014 and December 31, 2013, there was approximately $0 and $19,000 of net unrecognized compensation cost related to unvested restricted stock-based compensation arrangements, respectively. This compensation is recognized on a straight line basis and all of the compensation expected to be expensed in 2014, has been recognized as of June 30, 2014.

We use the historical volatility of our stock price over the number of years that matches the expected life of our stock option grants or we use the historical volatility of our stock price since January 5, 2006, the date we announced that we were becoming a public company, to estimate the future volatility of our stock. At this time we do not believe that there is a better objective method to predict the future volatility of our stock. We estimate the life of our option awards based on the full term of the award. To date we have had very few exercises of our options, and those exercises have occurred just before the expiration date of the awards. Since the strike price of most of our outstanding awards is greater than the price of our stock, generally awards have expired at the end of the term. We estimate the effect of future forfeitures of our grants based on an analysis of historical forfeitures of unvested grants, as we have no better objective basis for that estimate. The expense that we have recognized related to our grants of options and restricted stock includes the estimate for future pre-vest forfeitures. We will adjust the actual expense recognized as future pre-vest forfeitures as they occur. We have estimated that 1.5% and 0% of our option and restricted stock grants respectively, will be forfeited prior to vesting.

Assumptions used in the Black Scholes option-pricing model for the six months ended June 30, 2014, and for the year ended December 31, 2011, (there were no stock option grants in 2013 and 2012) were as follows:

	Period	Year ended
	ended
	6/30/2014	12/31/2011

Average risk-free interest rate	1.67%	3.35%
Average expected life- years	5	10
Expected volatility	90.44%	94.32%
Expected dividends	0	0

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

During the three months ended June 30, 2014 and 2013, approximately $0.1 million and $0.1 million respectively, were recorded as total stock-based compensation. During the six months ended June 30, 2014 and 2013, approximately $0.1 million and $0.2 million respectively, were recorded as total stock-based compensation. Stock-based compensation expense is recorded under the captions general and administrative expenses and research and development expenses in the accompanying consolidated statements of operations.

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

The Company evaluates performance based on several factors, of which achievement of strategic goals toward future profitability and business segment income before taxes are the primary measures. The following tables show the operations of the Company’s reportable business segments for the three months and six months ended June 30, 2014 and 2013.

BUSINESS SEGMENT RESULTS – THREE MONTHS ENDED JUNE 30, 2014 AND 2013

	Consulting		Technology		Corporate and		Total
					Eliminations
	2014	2013	2014	2013	2014	2013	2014	2013
				-
Revenue	349,131	658,859	-		-	-	349,131	658,859
Segment Profit – Pre Tax	2,131	239,162	(624,448)	(615,281)	(1,032,791)	(647,725)	(1,655,108)	(1,023,844)
Total Assets	408,231	663,229	764,714	673,950	1,899,181	2,752,083	3,072,126	4,089,262
Property Additions	-	-	-	-	-	-	-	-
Interest Expense	-	-	-	-	-	-	-	-
Depreciation	-	-	-	-	-	6,238	-	6,238

BUSINESS SEGMENT RESULTS – SIX MONTHS ENDED JUNE 30, 2014 AND 2013

	Consulting		Technology		Corporate and		Total
					Eliminations
	2014	2013	2014	2013	2014	2013	2014	2013

Revenue	603,238	1,174,809	-	-	-	-	603,238	1,174,809
Segment Profit – Pre Tax	83,040	324,009	(1,056,535)	(1,258,554)	(2,115,535)	(1,368,221)	(3,089,030)	(2,302,766)
Total Assets	408,231	663,229	764,714	673,950	1,899,181	2,752,083	3,072,126	4,089,262
Property Additions	-	-	-	-	-	-	-	-
Interest Expense	-	-	-	-	-	-	-	-
Depreciation	-	-	-	-	-	12,390	-	12,390

Note 10. Subsequent Events

The Company has implemented the most recent FASB accounting pronouncement for reporting subsequent events. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the consolidated financial statements are issued. The adoption of this accounting pronouncement did not impact our financial position or results of operations. The Company evaluated all events or transactions that occurred after June 30, 2014, up through the date these consolidated financial statements were issued and no subsequent events occurred that required disclosure in the accompanying consolidated financial statements.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is intended to help the reader understand Lightbridge, our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto contained in “Item 1. Financial Statements and Supplementary Data” of this report. This overview summarizes the MD&A, which includes the following sections:

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

Overview of Our Business

We are a leading nuclear fuel technology company, and participate in the nuclear power industry in the U.S. and internationally. Our business operations can be categorized into two segments: (i) we are a developer of next generation nuclear fuel technology that has the potential to significantly improve the economics of existing and new nuclear power plants by uprating the power output of reactors, reducing the per-unit of electricity cost of generating energy, and also improving the reactor safety margins and reducing nuclear waste and proliferation potential, and (ii) we are a provider of nuclear power consulting and strategic advisory services to commercial and governmental entities worldwide, both in nuclear power generation and nuclear regulation.

Currently our consulting revenue has not provided sufficient cash flow to cover both our research and development expenses and corporate overhead expenses. We are working on revenue opportunities with the overall goal of achieving profitability and increasing our cash flow.

We will seek new equity financing or additional sources of capital in 2014. The primary potential sources of cash available to us are equity investments and new consulting contracts. We have no debt or credit lines and we have financed our operations to date through our consulting revenue and the sale of our common stock. In October 2013 we raised approximately $4.0 million after payment of certain fees and expenses in a registered direct offering.

In support of our long-term business plan with respect to our fuel technology business, we endeavor to create strategic alliances with major nuclear fuel vendors, fuel fabricators and/or other strategic parties during the next three years, to support the remaining research and development activities required to further enhance and complete the development of our fuel products to a commercial stage.

Our consulting projects are performed pursuant to ongoing requests to work on specific projects on a time and expense basis as needed. The future revenue to be earned and recognized will depend upon agreed upon work plans, which can differ from the revenue amounts initially planned to be earned under these agreements.

The major nuclear accident at the Fukushima nuclear power plant in Japan in March 2011 increased public opposition to nuclear power in some countries, resulting in a slowdown in, or a complete halt to, new construction of nuclear power plants and an early shut down of existing power plants in select countries. As a result, some countries that were considering launching new domestic nuclear power programs before the Fukushima accident have delayed or cancelled preparatory activities they were planning to undertake as part of such programs. After the Fukushima accident, there has been an increased interest in countries seeking nuclear regulatory consulting, which has created an opportunity for us to expand our nuclear regulatory consulting work to other countries.

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

U.S. Nuclear Regulatory Commission processes require engineering analysis of a large break loss-of-coolant accident (LOCA). The scenario assumes failure of a large water pipe in the reactor coolant system. Under LOCA conditions, the fuel and cladding temperatures rise due to reduced cooling capacity. Preliminary analytical modeling shows that under a LOCA scenario, unlike conventional uranium dioxide fuel, the cladding of the Lightbridge-designed metallic fuel rods would stay at least 200 degrees below the 850-900 degrees Celsius temperature at which steam begins to react with the zirconium cladding generating hydrogen gas. Buildup of hydrogen gas in a nuclear power plant can lead to a detonation. Lightbridge fuel is designed to prevent hydrogen gas generation in LOCA situations.

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

We believe a major opportunity for us is the possibility that our advanced nuclear fuel designs, which are currently in the research and development stage, will be used in many existing and new light water nuclear reactors. Light water reactors are the dominant reactor type currently used in the world, and fuels for such reactors constitute the majority of the commercial market for nuclear fuel.

In response to specific feedback from Lightbridge’s Nuclear Utility Fuel Advisory Board comprised of senior fuel managers from four of the larger U.S. nuclear utilities (Exelon, Duke, Dominion, and Southern Company), we have enhanced our metallic fuel assembly design for existing PWRs, eliminating the outer blanket row of oxide fuel rods and making our entire fuel assembly metallic.

Nuclear utilities using our metallic fuel in existing PWRs can realize improved safety, plant economics, and operating benefits (i.e., power uprate and longer fuel cycle) without the fuel performance constraints imposed by oxide fuel rods in an assembly.

Due to U.S. sanctions already imposed on Russia and the potential for further political and economic isolation of Russia by the United States and the European Union over its role in an ongoing conflict in Ukraine, we have been working on alternative sites outside of Russia to complete the remaining demonstration work for our metallic nuclear fuel. To-date, our efforts have been focused on the key critical path items that include fabrication of partial-length metallic fuel samples and their irradiation to full burnup in a pressurized water loop of a test reactor under operating conditions close to prototypic for a full-size commercial reactor. In this regard, on October 15, 2013, we entered into a memorandum of understanding with Babcock & Wilcox Nuclear Energy, Inc. (B&W NE), a subsidiary of The Babcock & Wilcox Company to explore joint development of a pilot-scale facility to demonstrate fabrication of Lightbridge's innovative metallic nuclear fuel. We have also identified, and are currently in substantive discussions with, other potential sites outside Russia that have suitable test reactor facilities and fuel fabrication capabilities that could be used for fabrication and irradiation testing of partial-length metallic fuel samples. Our goal is to enter into a definitive agreement with a fuel vendor/fabricator or development partner in 2014. At the same time, we have a team of experienced nuclear engineering talent in our Moscow office that provides valuable contributions to our nuclear fuel designs and that includes expertise helpful for adapting Lightbridge-designed fuel for reactors in Eastern Europe, the former Soviet Union, and parts of Asia. We intend to continue the operation of our Moscow office in compliance with applicable U.S. and Russian laws.

According to the Nuclear Energy Institute (NEI), in 2013, 19.4% of U.S. electricity was generated by nuclear power. In addition, NEI states that nuclear energy accounted for 64.0 percent of U.S. emission-free generation in 2012. Management believes that the U.S. carbon emission reduction targets can only be met with plans that include a large increase in nuclear power. Power uprates and longer fuel cycles at existing nuclear power plants enabled by adoption of the Lightbridge metallic fuel could support in a cost-effective way expansion of nuclear generation capacity in the United States and elsewhere. Lightbridge is designing our nuclear fuel technology to become a significant driver of increasing non-carbon emitting electricity generation from existing reactors, in addition to providing even greater electricity output in new-build reactors.

In the second quarter of 2014, the Commonwealth of Australia Patents Office approved and issued to Lightbridge the key patent covering Lightbridge's multi-lobed metallic fuel rod design and fuel assemblies. This is our first foreign patent since the U.S. Office of Patents and Trademarks issued a U.S. patent for this key invention earlier this year.

Consulting Business Segment

We are primarily engaged in the business of assisting commercial and governmental entities with developing and expanding their nuclear industry capabilities and infrastructure. We provide integrated strategic advice across a range of expertise areas including, for example, regulatory development, nuclear reactor site selection, procurement and deployment, reactor and fuel technology, international relations and regulatory affairs. Our consulting services are expert and relationship-based, with particular emphasis on key decision makers in senior positions within governments or companies, as well as focus on overall management of nuclear energy programs. To date, substantially all of our revenues are derived from our consulting and strategic advisory services business segment, which primarily provides nuclear consulting services to entities within the United Arab Emirates, our first significant consulting and strategic advisory client. In April 2010 and December 2010, we provided consulting services in additional countries, including all the member states of the Gulf Cooperation Council (the GCC, a political and economic union that comprises the Gulf states of the Kingdom of Bahrain, State of Kuwait, Sultanate of Oman, State of Qatar, Kingdom of Saudi Arabia and United Arab Emirates) and Kuwait. We have also provided nuclear safety consulting advice to U.S. nuclear utilities.

On October 7, 2013, we were selected as technical advisor to provide independent re-verification of equipment and material procurement processes related to construction and maintenance of nuclear power plants operated by Korea Hydro and Nuclear Power Company (KHNP). As a subcontractor to London-based Lloyd's Register Group Limited, we focus on the environmental and seismic qualification and commercial grade dedication aspects of a two-year Lloyd's Register/KHNP contract. On March 3, 2014, we entered into a subcontractor services agreement with Lloyd’s Register to provide services to the KHNP. This agreement is for work starting February 1, 2014 through February 1, 2015, and is for a maximum contract price of $400,000, inclusive of expenses and taxes.

On July 24, 2014, a consortium that includes Lightbridge was awarded a multi-year, technical-support services contract to support an independent government agency overseeing construction of nuclear power plants. The scope of contracted services is expected to be determined in the fourth quarter of 2014.

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

We measure the fair value of stock options on the measurement date using a Black-Scholes option-pricing model which requires the use of several estimates, including:

  the volatility of our stock price;
  the expected life of the option;
  risk free interest rates; and
  expected dividend yield.

We use the historical volatility of our stock price over the number of years that matches the expected life of our stock option grants or we use the historical volatility of our stock price since January 5, 2006, the date we announced that we were becoming a public company, to estimate the future volatility of our stock. At this time we do not believe that there is a better objective method to predict the future volatility of our stock. The expected life of options is based on internal studies of historical experience and projected exercise behavior. We estimate expected forfeitures of stock-based awards at the grant date and recognize compensation cost only for those awards expected to vest. The forfeiture assumption is ultimately adjusted to the actual forfeiture rate. Estimated forfeitures are reassessed in subsequent periods and may change based on new facts and circumstances. We utilize a risk-free interest rate, which is based on the yield of U.S. treasury securities with a maturity equal to the expected life of the options. We have not and do not expect to pay dividends on our common shares.

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

Intangibles

As presented on the accompanying balance sheet, we had patents with a net book value of approximately $0.8 million and $0.7 million as of June 30, 2014 and December 31, 2013, respectively. There are many assumptions and estimates that may directly impact the results of impairment testing, including an estimate of future expected revenues, earnings and cash flows, and discount rates applied to such expected cash flows in order to estimate fair value. We have the ability to influence the outcome and ultimate results based on the assumptions and estimates we choose for testing. To mitigate undue influence, we set criteria that are reviewed and approved by various levels of management. The determination of whether or not intangible assets have become impaired involves a significant level of judgment in the assumptions. Changes in our strategy or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets.

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

Operations Review

Business Segments and Periods Presented

We have provided a discussion of our results of operations on a consolidated basis and have also provided certain detailed segment information for each of our business segments below for the three months and six months ended June 30, 2014 and 2013, in order to provide a meaningful discussion of our business segments. We have organized our operations into two principal segments: Consulting and Nuclear Fuel Technology. We present our segment information along the same lines that our chief executives review our operating results in assessing performance and allocating resources.

BUSINESS SEGMENT RESULTS – THREE MONTHS ENDED JUNE 30, 2014 AND 2013

	Consulting		Technology		Corporate and		Total
					Eliminations
	2014	2013	2014	2013	2014	2013	2014	2013

Revenue	349,131	658,859	-	-	-	-	349,131	658,859
Segment Profit – Pre Tax	2,131	239,162	(624,448)	(615,281)	(1,032,791)	(647,725)	(1,655,108)	(1,023,844)
Total Assets	408,231	663,229	764,714	673,950	1,899,181	2,752,083	3,072,126	4,089,262
Property Additions	-	-	-	-	-	-	-	-
Interest Expense	-	-	-	-	-	-	-	-
Depreciation	-	-	-	-	-	6,238	-	6,238

BUSINESS SEGMENT RESULTS – SIX MONTHS ENDED JUNE 30, 2014 AND 2013

	Consulting		Technology		Corporate and		Total
					Eliminations
	2014	2013	2014	2013	2014	2013	2014	2013

Revenue	603,238	1,174,809	-	-	-	-	603,238	1,174,809
Segment Profit – Pre Tax	83,040	324,009	(1,056,535)	(1,258,554)	(2,115,535)	(1,368,221)	(3,089,030)	(2,302,766)
Total Assets	408,231	663,229	764,714	673,950	1,899,181	2,752,083	3,072,126	4,089,262
Property Additions	-	-	-	-	-	-	-	-
Interest Expense	-	-	-	-	-	-	-	-
Depreciation	-	-	-	-	-	12,390	-	12,390

Technology Business

Over the next 12 to 15 months, we expect to incur approximately $3-4 million in research and development expenses related to the development of our proprietary nuclear fuel designs. We spent approximately $0.6 million for research and development during the three months ended June 30, 2014 and 2013, and $1.1 million and $1.3 million for the six months ended June 30, 2014 and 2013, respectively.

Over the next 2-3 years, we expect that our research and development activities will increase and will be primarily focused on testing and demonstration of our metallic fuel technology for Western-type pressurized water reactors. The main objective of this research and development phase is to prepare for full-scale demonstration of our fuel technology in an operating commercial PWR.

Consulting Services Business

At present, all of our revenue for the three months and six months ended June 30, 2014 and 2013, is from our consulting services business segment and is derived by offering services to governments outside of the U.S. planning to create or expand electricity generation capabilities using nuclear power plants. The fee type and structure that we offer for each client engagement is dependent on a number of variables, including the complexity of the services, the level of the opportunity for us to improve the client’s electricity generation capabilities using nuclear power plants, and other factors.

Consolidated Results of Operations

The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Three Months Ended
	June 30,
	2014	2013
Consolidated Statements of Income Data:
Revenues	100%	100%
Costs and expenses:
Cost of revenues	66%	56%
Gross Profit	34%	44%
Research and development	179%	93%
General and administrative	329%	102%
Total costs and expenses	508%	195%
Loss from operations	(474)%	(151)%
Interest income and other, net	0%	(4)%
Loss before income taxes	(474)%	(155)%
Provision for income taxes	-	-
Net loss	(474)%	(155)%

Revenue

The following table presents our revenues, by business segment, for the three months presented (in millions):

	Three Months Ended
	June 30,
	2014	2013
Consulting Segment Revenues:
ENEC and FANR (UAE)	$0.2	$0.7
Other (other countries)	0.1	0.0

Total	0.3	0.7
Technology Segment Revenues	0.0	0.0

Total Revenues	$0.3	$0.7

The decrease in our revenues from the three months ended June 30, 2013 to 2014, of $0.4 million resulted from the decrease in the work performed for our FANR project. Our consulting projects with ENEC and FANR are being performed pursuant to ongoing requests to work on specific projects on a time and expense basis as needed. The FANR contract was renegotiated in 2012 and its contract term extended to December 31, 2014. The ENEC contract has been extended through 2015. The future revenue to be earned and recognized under both the ENEC and FANR agreements will depend upon agreed upon work plans that are under current discussion, which can differ from the revenue amounts initially planned to be earned under these agreements. The decrease in revenue from ENEC was offset by an increase in revenue from work done in other countries.

We believe that in 2014 we will obtain consulting contracts from other governments interested in deploying nuclear power in their countries, based on our commitment to providing consulting services that are relevant and objective in exploring the use of nuclear power, which in turn could increase our future consulting revenues. We have submitted proposals to several countries to provide our consulting services and we expect to hear back in the upcoming quarters as to whether we will be awarded the consulting work over other competing bids. The market for nuclear industry consulting services is competitive, fragmented and subject to rapid change. Our track record of assisting our clients in achieving success, as well as our expertise, experience, independence, reputation and segment focus, enable us to compete effectively in this marketplace.

See Note 1 and Note 3 of the Notes to our Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information about our revenue and consulting contracts.

Costs and Expenses

The following table presents our cost of services provided, by business segment, for the three months presented (in millions):

	Three Months Ended
	June 30,
	2014	2013

Consulting	$0.2	$0.4
Technology	0.0	0.0
Total	$0.2	$0.4

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

Research and Development

The following table presents our research and development expenses for the three months presented, (in millions):

	Three Months Ended
	June 30,
	2014	2013

Research and development expenses	$0.6	$0.6

Research and development expenses consist mostly of compensation and related costs for personnel responsible for the research and development of our fuel. Our total research and development costs remained primarily the same for both periods. All of our research and development activities are conducted in Russia and the United States. We expense research and development costs as they are incurred.

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

General and Administrative Expenses

The following table presents our general and administrative expenses for the three months presented, (dollars in millions):

	Three Months Ended
	June 30,
	2014	2013

General and administrative expenses	$1.1	$0.7

General and administrative expenses consist mostly of compensation and related costs for personnel and facilities, stock-based compensation, finance, human resources, information technology, and fees for consulting and other professional services. Professional services are principally comprised of outside legal, audit, strategic advisory services and outsourcing services.

The general and administrative expenses increase of $0.4 million was mostly related to the increase in payroll expenses and benefits of $0.5 million and an increase in professional fees of $0.1 million, offset by a decrease in rent of approximately $0.1 million and a decrease in other general and administrative costs of $0.1 million.

See Note 8 of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding our stock-based compensation.

Interest Income and Other, Net

Other expenses net of income, decreased by approximately $30,000 for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. This decrease in other expenses was due to a decrease in our recognized losses on marketable securities in 2014.This decrease was offset by a decrease in interest and dividend income in 2014, due to a decrease in our cash equivalents and marketable securities balances in 2014.

Provision for Income Taxes

The following table presents our provision for income taxes. Our effective tax rate for the periods presented is 40%.

	Three Months Ended
	June 30,
	2014	2013

Provision for income taxes	$0.0	$0.0

We incurred a net loss for both 2014 and 2013, and took a 100% valuation allowance against all deferred tax assets. Therefore we did not have a provision for taxes for both the three months ended June 30, 2014 and 2013.

See Note 5 of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding our Income Taxes.

Consolidated Results of Operations

The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Six Months Ended
	June 30,
	2014	2013
Consolidated Statements of Income Data:
Revenues	100%	100%
Costs and expenses:
Cost of revenues	59%	55%
Gross Profit	41%	45%
Research and development	175%	107%
General and administrative	378%	132%
Total costs and expenses	553%	239%
Loss from operations	(512)%	(194)%
Interest income and other, net	-	(1)%
Loss before income taxes	(512)%	(195)%
Provision for income taxes	-	-
Net loss	(512)%	(195)%

Revenue

The following table presents our revenues, by business segment, for the six months presented (in millions):

	Six Months Ended
	June 30,
	2014	2013
Consulting Segment Revenues:
ENEC and FANR (UAE)	$0.5	$1.2
Other (other countries)	0.1	0.0

Total	0.6	1.2
Technology Segment Revenues	0.0	0.0

Total Revenues	$0.6	$1.2

The decrease in our revenues from the six months ended June 30, 2013 to 2014, of $0.6 million resulted primarily from the decrease in the work performed for our FANR project. Our consulting projects with ENEC and FANR are being performed pursuant to ongoing requests to work on specific projects on a time and expense basis as needed. The FANR contract was renegotiated in 2012 and its contract term extended to December 31, 2014. The ENEC contract has been extended through 2015. The future revenue to be earned and recognized under both the ENEC and FANR agreements will depend upon agreed upon work plans that are under current discussion, which can differ from the revenue amounts initially planned to be earned under these agreements.

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

Costs and Expenses

The following table presents our cost of services provided, by business segment, for the six months presented (in millions):

	Six Months Ended
	June 30,
	2014	2013

Consulting	$0.4	$0.7
Technology	0.0	0.0
Total	$0.4	$0.7

Cost of Services Provided

Cost of services provided is comprised of expenses related to the consulting, professional, administrative and other support costs allocated to our technology and consulting projects, which were incurred to perform and support the work done for our consulting projects with ENEC, FANR and our other contracts. The billing rates to us from our consultants who provide services under our consulting contracts predominantly remained the same in 2014 and 2013. The decrease in our cost of consulting of $0.3 million was a result of the decrease of the work we performed for our FANR consulting project, as discussed above.

If consulting revenues increase in future periods, we expect cost of services provided will increase in dollar amount and may increase as a percentage of revenues.

See Note 1 and Note 3 of the Notes to our Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information about our cost of services provided.

Research and Development

The following table presents our research and development expenses for the six months presented, (in millions):

	Six Months Ended
	June 30,
	2014	2013

Research and development expenses	$1.1	$1.3

Research and development expenses consist mostly of compensation and related costs for personnel responsible for the research and development of our fuel. The decrease of $0.2 million in 2014 was primarily due to a decrease in salaries and wages and consulting expenses. All of our research and development activities are conducted in Russia and the United States. We expense research and development costs as they are incurred.

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

General and Administrative Expenses

The following table presents our general and administrative expenses for the six months presented, (dollars in millions):

	Six Months Ended
	June 30,
	2014	2013

General and administrative expenses	$2.3	$1.6

General and administrative expenses consist mostly of compensation and related costs for personnel and facilities, stock-based compensation, finance, human resources, information technology, and fees for consulting and other professional services. Professional services are principally comprised of outside legal, audit, strategic advisory services and outsourcing services.

The general and administrative expenses increase of $0.7 million was mostly related to the increase in payroll expenses and benefits of $0.7 million and an increase in professional fees and consulting fees of $0.2 million, offset by a decrease in office rent of $0.1 million and a decrease in other general and administrative expenses of $0.1 million.

See Note 8 of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding our stock-based compensation.

Interest Income and Other, Net

Other expenses net of income, decreased by approximately $16,000 for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. This decrease in other expenses was due to a decrease in our recognized losses on marketable securities in 2014. This decrease was offset by a decrease in interest and dividend income in 2014, due to a decrease in our cash equivalents and marketable securities balances in 2014.

Provision for Income Taxes

The following table presents our provision for income taxes. Our effective tax rate for the periods presented is 40%.

	Six Months Ended
	June 30,
	2014	2013

Provision for income taxes	$0.0	$0.0

We incurred a net loss for both 2014 and 2013, and took a 100% valuation allowance against all deferred tax assets. Therefore we did not have a provision for taxes for both the six months ended June 30, 2014 and 2013.

See Note 5 of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding our Income Taxes.

Liquidity, Capital Resources and Financial Position

As of June 30, 2014, we had total cash and cash equivalents, restricted cash and marketable securities of approximately $1.6 million. Our working capital at June 30, 2014, is approximately $1.4 million. Our projected monthly cash flow shortfall from our current operations is approximately $300,000 per month. We will need to raise additional capital in 2014 by way of an offering of equity securities, an offering of debt securities, a financing through a bank, or a strategic alliance with another entity in order for us to continue our operations. We are working on consulting revenue opportunities with the overall goal of increasing our profitability and cash flow.

The following table provides detailed information about our net cash flow for all financial statements periods presented in this Report.

Cash Flow (in millions)

	Six Months Ended
	June 30,
	2014	2013

Net cash used in operating activities	$(2.6)	$(2.0)
Net cash provided by investing activities	$(0.1)	$0.4
Net cash provided by financing activities	$0.0	$0.0
Net cash inflow (outflow)	$(2.7)	$(1.6)

Operating Activities

Cash used in operating activities for the six months ended June 30, 2014, consisted of net loss adjusted for non-cash expense items such as stock-based compensation, as well as the effect of changes in working capital. Cash used in operating activities for the six months ended June 30, 2014, consisted of a net loss of $3.1 million and net adjustments for non-cash expense items totaling $0.1 million, consisting of stock-based compensation of $0.1 million. Total cash provided by working capital totaled $0.4 million. The cash provided by working capital was due to a net increase in accounts payable, accrued expenses and other current liabilities of $0.5 million. This increase was offset by an increase in prepaid expenses and other assets of $0.1 million.

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

Investing Activities

Net cash provided by our investing activities for the six months ended June 30, 2014, as compared to net cash provided by our investing activities for the six months ended June 30, 2013, decreased by approximately $460,000. Such decrease in cash provided by our investing activities was due to the decrease in proceeds from the sale of our marketable securities of $500,000 offset by a decrease in our patent costs of approximately 8,000 and a decrease in our purchase of marketable securities of approximately $32,000. Patent applications costs are part of our investing activities. These applications are filed for the new developments resulting from our research and development activities in our technology business segment. We anticipate these patent costs to increase in the future periods due to the continuing research and development work we plan to perform on our all-metal fuel design.

Financing Activities

Net cash provided by (used in) our financing activities for the six months ended June 30, 2014, as compared to 2013 remained the same for both periods.

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

We will need to raise additional capital in 2014 by way of an offering of equity securities, an offering of debt securities, or a financing through a bank, options which we are currently beginning to explore. We believe that if we are awarded new consulting contracts, the margin earned on these new contracts will favorably impact our short-term and long-term liquidity to help fund our corporate business segment and will supplement the funding for our anticipated research and development expenses of our nuclear fuel technologies, of $3 million to $4 million over the next 12-15 months.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report on Form 10-Q. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that Lightbridge files or submits under the Exchange Act is accumulated and communicated to management (including the chief executive officer and chief financial officer) to allow timely decisions regarding required disclosure and that our disclosure controls and procedures are effective to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

ITEM 1A. RISK FACTORS

Risks Associated with our Fuel Technology Business

Failure to raise additional capital or generate the cash flows necessary to expand our operations and continue our research and development could significantly impede our ability to continue as a going concern.

We need to raise additional funds, and we may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we raise additional equity or convertible debt financing, our stockholders may experience significant dilution of their ownership interests and the per-share value of our common stock could decline. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness and force us to maintain specified liquidity or other ratios. If we need additional capital and cannot raise it on acceptable terms, we may not be able to fully develop our nuclear fuel designs and it will limit our future operations.

If we are unable to enter into one or more commercial agreements with nuclear fuel fabricators and/or fuel development partners, we may not be able to raise money on terms acceptable to us or at all.

Based on our current cash position, we expect to seek new financing or additional sources of capital, depending on the capital market conditions, over the next 6 months in order to fund ongoing research and development activities for our nuclear fuel technology. New consulting revenue might be able to extend that date somewhat. Our current plan is to seek external funding from third party sources to support a large portion of the remaining development, testing and demonstration activities relating to our metallic nuclear fuel technology. We are currently in discussions with fuel fabricators/development partners regarding entry into commercial agreements to support our research and development activities and further enhance the development of our fuel products. Though we are unable to provide a reliable estimate as to the likelihood or timing of any such commercial agreements, we hope to be able to announce significant progress in these endeavors in 2014. If we are unable to demonstrate meaningful progress towards entry into these commercial agreements or other strategic arrangements to further the development of our fuel products, it may be difficult for us to raise additional capital on terms acceptable to us or at all. If we are unable to raise additional capital over the next 6 months, it is unlikely that we may be able to execute our current business plan.

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

We will also have to enter into a commercial arrangement with a fuel fabricator to produce fuel using our designs.

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

Our nuclear fuel designs rely on fabrication technologies that in certain material ways are different from the fabrication techniques presently utilized by existing commercial fuel fabricators. In particular, our metallic fuel rods must be produced using a co-extrusion fabrication process. Presently, most commercial nuclear fuel is produced using a pellet fabrication technology, whereby uranium oxide is packed into small pellets that are stacked and sealed inside metallic tubes. Our co-extrusion fabrication technology involves extrusion of a single-piece solid fuel rod from a metallic matrix containing uranium and zirconium alloy. Fabrication of full-length (approximately 3.5 to 4.5 meters) PWR metallic fuel rods has yet to be demonstrated. There is a risk that the fuel fabrication process utilized to produce one meter long metallic fuel rods may not be adaptable to the fabrication of full-length metallic fuel rods used in commercial reactors.

Our plans to develop our fuel designs depend on our ability to acquire the rights to the designs, data, processes and methodologies that are used or may be used in our business in the future. If we are unable to obtain such rights on reasonable terms in the future or develop our own know-how necessary for fabrication of our nuclear fuel designs, our ability to exploit our intellectual property may be limited.

We do not currently possess all of the necessary know-how or have licensing or other rights to acquire or utilize certain designs, data, methodologies or processes required for the fabrication of our fuel assemblies. If we, or a fuel fabricator to which we license our fuel technology, desire to utilize such existing processes or methodologies in the future, a license or other right to use such technologies from other entities that previously developed and own such technologies would be required. Alternatively, we would have to develop our own know-how necessary for fabrication of our metallic fuel rods and fuel assembly components. Nuclear operators typically seek diversity of fuel supply and may be hesitant to use a fuel product that is only available from a single supplier. If we are unable to obtain a license or other right to acquire or utilize certain processes or develop our own know-how required for the fabrication of our metallic fuel rods and fuel assembly components, or there is only a single supplier of our fuel assemblies, then we may not be able to fully exploit our intellectual property and may be hindered in the sale of our fuel products and services.

An important element of our nuclear engineering work is performed by our Russian employees based in our Moscow office, making it subject to political uncertainties relating to Russia and U.S.-Russian relations.

An important element of our nuclear engineering work is performed by our Russian employees who operate from our Moscow office. Our nuclear engineering operations conducted in Russia are subject to various political risks and uncertainties inherent in the country of Russia. If U.S.-Russia relations deteriorate, the Russian government may decide to scale back or even cease completely its cooperation with the United States on various international projects, including nuclear power technology development programs, or the U.S. government may decide to impose sanctions or other legal restrictions preventing U.S. businesses from doing business in Russia. If this should happen, nuclear engineering activities performed by our Moscow office staff could be scaled back or shut down, which could cause development program schedule delays and may require additional funding to assemble and employ a nuclear engineering team with similar skills outside Russia.

If the US Department of Energy (“DOE”) were to successfully assert that an invention claimed within our 2007 or 2008 Patent Cooperation Treaty, or PCT, patent applications was first conceived or actually reduced to practice under a contract with the DOE, then our intellectual property rights in that invention could become compromised and our business model could fail or become significantly impeded.

Work on finite aspects and/or testing of some subject matter disclosed in our 2007 and 2008 Russian PCT patent applications was done under a government contract with the DOE. If the DOE asserted that an invention claimed in the 2007 and/or 2008 Russian PCT applications was first conceived or actually reduced to practice under such a contract, and a U.S. court agreed, the DOE could gain an ownership interest in such an invention outside of the Russian Federation and our intellectual property rights in that claimed invention could become compromised and our business model may then fail or be significantly impeded.

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

Applicable Russian intellectual property law may be inadequate to protect some of our intellectual property, which could have a material adverse effect on our business.

Intellectual property rights are evolving in Russia, trending towards international norms, but are by no means fully developed. We have worked closely with our Russian branch office employees and other Russian contractors and entities to develop some of our material intellectual property. Some of our intellectual property rights originate from our patent filings in Russia. Our worldwide rights in some of this intellectual property, therefore, may be affected by Russian intellectual property laws. If the application of Russian laws to some of our intellectual property rights proves inadequate, then we may not be able to fully avail ourselves of all of our intellectual property, and our business model may be impeded.

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

The U.S. Department of Energy (“DOE”) is currently finalizing its review of our Part 810 export authorization request which is required in order for us to be able to enter into an agreement relating to our proposed collaboration with Rosatom or its subsidiary companies.

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

We will need additional capital, and the sale of additional shares or other equity securities could result in additional dilution to our stockholders.

We believe that our current cash and cash equivalents and anticipated cash flow from operations will not be sufficient to meet our anticipated cash needs for the near future. Consequently, we expect to seek to sell additional equity securities or incur debt to fund our operations. The sale of additional equity securities will result in additional dilution to our stockholders. The incurrence of additional indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure you that financing, if necessary, will be available in amounts or on terms acceptable to us, if at all.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the fiscal quarter ended June 30, 2014.

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

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereto duly authorized individuals.

Date: August 5, 2014

LIGHTBRIDGE CORPORATION

By:	/s/ Seth Grae
Name: Seth Grae
Title: President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ James Guerra
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

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.