Form 10-K/A
period 2013-12-31
LIGHTBRIDGE Corp
filed 2014-09-17
CIK 1084554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Title of each class
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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement was filed with the Securities and Exchange Commission on April 23, 2014.

Explanatory Note

            This Amendment No. 1 on Form 10-K/A (this “Amendment”) is being filed to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Original Filing”), filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2014 (the “Original Filing Date”). The sole purpose of this Amendment is to include Exhibits 23.1 and 23.2, Consents of Anderson Bradshaw PLLC, which was inadvertently omitted from the original filing.

            Pursuant to Rule 12b-15 under the Exchange Act, this Amendment also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements or financial information have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

            Except as described above, no changes have been made to the Original Filing, and this Amendment does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Amendment does not reflect events that may have occurred subsequent to the Original Filing Date.

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

10.5

Independent Director Contract, dated October 10, 2013, between the Company and Kathleen Kennedy Townsend (incorporated by reference to Exhibit 10.5 of the currently report of the Company on Form 10-K filed March 27, 2014)

10.6

Independent Director Contract, dated October 23, 2006, between the Company and Daniel B. Magraw (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8- K, filed on October 23, 2006).

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

14.1	Code of Ethics (incorporated by reference from the Company’s Annual Report on Form 10-KSB filed on November 25, 2005).
23.1*	Consent of Anderson Bradshaw PLLC
23.2*	Consent of Anderson Bradshaw PLLC
31.1*	Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification — Principal Accounting Officer.
32	Section 1350 Certifications (incorporated by reference from the Company’s Annual Report on Form 10-K, filed March 27, 2014)
101.INS	XBRL Instance Document (incorporated by reference from the Company’s Annual Report on Form 10-K, filed March 27, 2014)
101.SCH	XBRL Taxonomy Extension Schema Document (incorporated by reference from the Company’s Annual Report on Form 10-K, filed March 27, 2014)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference from the Company’s Annual Report on Form 10-K, filed March 27, 2014)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference from the Company’s Annual Report on Form 10-K, filed March 27, 2014)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (incorporated by reference from the Company’s Annual Report on Form 10-K, filed March 27, 2014)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference from the Company’s Annual Report on Form 10-K, filed March 27, 2014)

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

LIGHTBRIDGE CORPORATION

Date: September 17, 2014	By:	/s/ Seth Grae
Seth Grae
Chief Executive Officer,
President and Director