Form 10-Q
period 2014-09-30
LIGHTBRIDGE Corp
filed 2014-11-19
CIK 1084554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

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
Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]  No [X]

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 17, 2014 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	18,082,874

LIGHTBRIDGE CORPORATION
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013

PART I – FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

Lightbridge Corporation
Condensed Consolidated Balance Sheets

	September 30	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$440,837	$3,672,877
Marketable securities	16,287	15,731
Restricted cash	555,842	555,008
Accounts receivable - project revenue and reimbursable project costs	138,026	425,916
Prepaid expenses & other current assets	300,398	288,939
Total Current Assets	1,451,390	4,958,471

Property Plant and Equipment -net	-	-

Other Assets
Patent costs - net	801,447	699,168

Total Assets	$2,252,837	$5,657,639

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$389,404	$476,628
Total Current Liabilities	389,404	476,628

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.001 par value, 50,000,000 authorized shares, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 authorized, 15,204,358 shares outstanding and 15,057,243 shares outstanding at September 30, 2014 and December 31, 2013, respectively	15,204	15,057
Additional paid in capital - stock and stock equivalents	76,776,381	76,243,764
Deficit	(74,928,152)	(71,077,810)
Total Stockholders' Equity	1,863,433	5,181,011
Total Liabilities and Stockholders' Equity	$2,252,837	$5,657,639

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lightbridge Corporation
Condensed Unaudited Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue:

Consulting Revenue	$275,158	$169,156	$878,396	$1,343,964

Cost of Consulting Services Provided	136,061	128,780	492,047	778,821

Gross Margin	139,097	40,376	386,349	565,143
Operating Expenses
General and administrative	783,570	804,907	3,064,309	2,358,769
Research and development expenses	116,146	557,729	1,172,680	1,816,284
Total Operating Expenses	899,716	1,362,636	4,236,989	4,175,053

Operating Loss	(760,619)	(1,322,260)	(3,850,640)	(3,609,910)

Other Income and (Expenses)
Investment income	44	2,476	1,391	(9,277)
Other income (expenses)	(737)	505	(1,093)	(2,859)
Total Other Income and (Expenses)	(693)	2,981	298	(12,136)

Net loss before income taxes	(761,312)	(1,319,279)	(3,850,342)	(3,622,046)

Income taxes	-	-	-	-

Net loss	$(761,312)	$(1,319,279)	$(3,850,342)	$(3,622,046)

Net Loss Per Common Share, Basic and Diluted	$(0.05)	$(0.11)	$(0.26)	$(0.29)

Weighted Average Number of Shares Outstanding	15,111,383	12,556,400	15,079,222	12,550,850

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lightbridge Corporation
Condensed Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2014	2013
Operating Activities:
Net Loss	$(3,850,342)	$(3,622,046)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock-based compensation	227,274	273,558
Depreciation and amortization	-	15,202
Unrealized and realized (gains) loss on marketable securities	(556)	49,116
Changes in non-cash operating working capital items:
Accounts receivable - fees and reimbursable project costs	287,890	(26,986)
Prepaid expenses and other assets	(11,459)	125,831
Accounts payable, accrued liabilities and other current liabilities	(87,224)	(102,884)
Net Cash Used In Operating Activities	(3,434,417)	(3,288,209)

Investing Activities:
Proceeds from the sale of marketable securities	-	1,572,242
Purchase of Marketable securities	-	(38,133)
Patent costs	(102,279)	(71,809)
Net Cash Provided by (Used In) Investing Activities	(102,279)	1,462,300

Financing Activities:
Net proceeds from the issuance of common stock	305,490	-
Stock offering costs	-	(8,000)
Redemption of common stock into treasury stock	-	-
Restricted cash	(834)	(1,049)
Net Cash Provided by (Used In) Financing Activities	304,656	(9,049)

Net Decrease In Cash and Cash Equivalents	(3,232,040)	(1,834,958)

Cash and Cash Equivalents, Beginning of Period	3,672,877	2,197,555

Cash and Cash Equivalents, End of Period	$440,837	$362,597

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three month period have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms "Company,” "we,” "us" or "our" mean Lightbridge Corporation and all entities included in our consolidated financial statements.

We were formed on October 6, 2006, when Thorium Power, Ltd. merged with Thorium Power, Inc., (“TPI”), which had been formed in the State of Delaware on January 8, 1992. On September 29, 2009, we changed our name from Thorium Power, Ltd. to Lightbridge Corporation (“Lightbridge” or the “Company”). We are engaged in two operating business segments: our Technology Business Segment and our Consulting Business Segment (see Note 9-Business Segment Results).

Technology Business Segment

Our primary business segment, based on future revenue potential, is to develop innovative, proprietary nuclear fuel designs which we expect will significantly enhance the nuclear power industry’s economics and increase power output by: (1) providing an increase in power output of up to 10% while simultaneously extending the operating cycle length from 18 to 24 months in existing pressurized water reactors (which are currently limited to an 18-month operating cycle); alternatively, the power can be increased up to 17% while retaining an 18-month operating cycle; (2) enabling increased reactor power output (up to 30% increase) without changing the core size in new build PWRs; and (3) reducing the volume of used fuel per kilowatt-hour as well as enhancing proliferation resistance of spent fuel. There are significant technology synergies among our primary fuel products due to utilization of the proprietary metallic fuel rod technology that is at the core of each of them. Once completed, a full-scale demonstration and qualification of the metallic fuel rod technology will simultaneously advance all of our product families currently under development. Due to the significantly lower temperature during operation, our metallic nuclear fuel rods are expected to have improved safety margins during off-normal events.

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

We are currently focusing our development efforts primarily on the metallic fuel with a power uprate of up to 10% and a 24-month operating cycle in existing Westinghouse-type four-loop pressurized water reactors. Those reactors represent the largest segment of our global target market. Our metallic fuel could also be adapted for use in other types of water-cooled commercial power reactors, such as boiling water reactors, CANDU heavy water reactors, as well as water-cooled small modular reactors.

On October 20, 2014, we announced the signing of an initial cooperation agreement with Canadian Nuclear Laboratories (CNL), formerly known as Atomic Energy of Canada Limited-Chalk River Laboratories, for fabrication and test reactor irradiation of Lightbridge's patented next generation metallic nuclear fuel samples. The work will take place at CNL's facilities at Chalk River, Ontario, Canada.

Consulting Business Segment

Our business model expanded with the establishment of a consulting business segment in 2007, through which we provide consulting and strategic advisory services to companies and governments planning to create or expand electricity generation capabilities using nuclear power plants. On August 1, 2008, we signed separate consulting services agreements with two government entities: Emirates Nuclear Energy Corporation (“ENEC”) formed by Abu Dhabi, one of the member Emirates of the United Arab Emirates (“UAE”), and the Federal Authority for Nuclear Regulation (“FANR”) formed by the government of the UAE. Under these two original agreements, we have provided consulting and strategic advisory services over a contract term of five years starting from June 23, 2008. The ENEC contract has been extended through 2015. The FANR contract has been extended to December 31, 2014. However, we have been notified by FANR that they plan to extend the contract to December 31, 2016. The amended agreement is dependent upon obtaining final signatures. These contracts can each continue to be extended upon agreement by both parties.

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

On August 11, 2014, we were selected to provide quality assurance, safety and construction inspection services in support of the in-house inspection team of FANR. As a team with Lloyd’s Register, this work is in addition to our ongoing support of FANR’s activities.

On August 14, 2014 we signed a Memorandum of Understanding with the Vietnam Agency for Radiation and Nuclear Safety (VARANS) to provide regulatory, legal, and administrative support to Vietnam’s civil nuclear program.

On October 17, 2014 we signed with the Vietnam Atomic Energy Institute (VINATOM) a comprehensive cooperation agreement for consulting services related to the construction and safe operation of Vietnam's Atomic Energy Research Center, including a nuclear research reactor. Our collaboration with VINATOM involves 24 specific activities, including design review and selection of nuclear research reactors, site selection, and nuclear security protocols.

On October 17, 2014 we signed with Vietnam's leading energy engineering consultant, Power Engineering Consulting Joint Stock Company 1 (PECC1), a teaming agreement for consulting services related to construction and safe operation of a nuclear research reactor, which is planned as part of the country's Center for Nuclear Energy Science and Technology (CNEST). Work under the five-year, Lightbridge/VINATOM agreement will support CNEST, Vietnam's nuclear science and technology center, a planned $500 million facility. The VINATOM agreement also stipulates support for nuclear quality assurance; research-reactor fuel selection; control-room operations; safeguards, control and accounting of nuclear material; and related training programs.

Accounting Policies and Pronouncements

Basis of Consolidation

These financial statements include the accounts of Lightbridge, a Nevada corporation, and our wholly-owned subsidiaries, Thorium Power Inc., a Delaware corporation, Lightbridge International Holding LLC, a Delaware limited liability company and our foreign branch offices.

All significant intercompany transactions and balances have been eliminated in consolidation. We registered a branch office in the United Kingdom in 2008 called Lightbridge Advisors Limited and we also established a branch office in Moscow, Russia, in July 2009, both of which are wholly owned by Lightbridge International Holding LLC. Translation gains and losses for the three months and nine months ended September 30, 2014 and September 30, 2013, were not significant.

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

Certain Risks, Uncertainties and Concentrations

We are an early stage company and will likely need additional funding by way of strategic alliances, further offerings of equity securities, an offering of debt securities, or a financing through a bank in order to support the remaining research and development activities required to further enhance and complete the development of our fuel products to a commercial stage. Currently, we are working on consulting revenue opportunities with the overall goal of increasing our profitability and cash flow.

We participate in a government-regulated industry. Our operating results are affected by a wide variety of factors including decreases in the use or public favor of nuclear power, the ability of our technology to safeguard the production of nuclear power and our ability to safeguard our patents and intellectual property from competitors. Due to these factors, we may experience substantial period-to-period fluctuations in our future operating results. Potentially, a loss of a key officer, key management, and other personnel could impair our ability to successfully execute our business strategy, particularly when these individuals have acquired specialized knowledge and skills with respect to nuclear power and our operations.

Our future operations and earnings currently depend on the results of the Company’s operations outside the United States. There can be no assurance that the Company will be able to successfully continue to conduct such operations, and a failure to do so would have a material adverse effect on the Company’s research and development activities, financial position, results of operations, and cash flows. Also, the success of the Company’s operations will be subject to other numerous contingencies, some of which are beyond management’s control. These contingencies include general and regional economic conditions, competition, changes in regulations, changes in accounting and taxation standards, inability to achieve overall long-term goals, future impairment charges and global or regional catastrophic events. Because the Company is dependent on its international operations for almost all its revenue, the Company may be subject to various additional political, economic, and other uncertainties.

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents and accounts receivable. Cash equivalents consist of a checking account held with one major financial institution with a high credit standing.

Accounts receivable are typically unsecured and are primarily derived from revenues earned from customers located in the Middle East. We perform ongoing evaluations to determine customer credit and we limit the amount of credit we extend, but generally we do not require collateral from our customers. We maintain reserves for estimated credit losses; however, no reserve has been set up for 2014 and 2013, as we have not incurred any credit losses from our customers to date. Approximately 67% and 99% and 74% and 99% of our consulting revenues were from our Middle East contracts for the three months and nine months ended September 30, 2014 and 2013, respectively.

Revenue Recognition

Consulting Business Segment

At present, we derive all of our revenue from our consulting and strategic advisory services business segment, by performing consulting services for governments outside the United States planning to create or expand electricity generation capabilities using nuclear power plants. Our fee structure for each client engagement is dependent on a number of variables, including the size of the client, the complexity of the project, the level of the opportunity for us to improve the client’s electrical generation capabilities using nuclear power plants, and other factors. The accounting policy we use to recognize revenue depends on the terms and conditions of the specific contract.

Revenues from government-owned entities in the UAE are billed and recognized on a time and expense basis.

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

Technology Business Segment

Once our nuclear fuel designs have advanced to a commercially usable stage by a fuel fabricator and/or nuclear plant owner/operator, we will seek to license our technology to them or to major government contractors working for the applicable government. We expect that our revenue from these license fees will be recognized on a straight-line basis over the expected period of the related license term.

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

For the three months ended September 30, 2014 and 2013, we recognized stock-based compensation of approximately $0.1 million and $0.1 million. For the nine months ended September 30, 2014 and 2013, we recognized stock-based compensation of approximately $0.2 million and $0.3 million, respectively. Related income tax benefits were not recognized, as we incurred a tax loss for both years.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximate fair value because of their generally short maturities. We carry marketable securities at fair value.

Cash and Cash Equivalents, Restricted Cash and Marketable Securities

We invest our excess cash in money market mutual funds, and mutual bond funds. We classify all highly liquid investments with stated maturities of three months or less from date of purchase as cash equivalents and all highly liquid investments with stated maturities of greater than three months as marketable securities. We hold cash balances in excess of the federally insured limits of $250,000 with one prominent financial institution. We deem this credit risk not to be significant as our cash is held by a major prominent financial institution. Total cash and cash equivalents held in checking accounts and a money market core cash account, as reported on the accompanying consolidated balance sheets, totaled approximately $0.4 million and $3.7 million at September 30, 2014 and December 31, 2013, respectively.

Restricted cash represents cash being held by the same prominent financial institution that is being used as collateral for our corporate credit cards and future letters of credit that we may issue to some of our foreign customers. The total balance of our restricted cash at September 30, 2014 and December 31, 2013, was approximately $0.6 million.

We determine the appropriate classification of our investments in marketable securities at the time of purchase and reevaluate such designation at each balance sheet date. We have classified and accounted for our marketable securities as available-for-sale, however, we carry these securities at fair value (see below election made to value these financial instruments at fair market value). The fair value of substantially all securities is determined by quoted market prices.

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

The total quoted fair value of our marketable securities at September 30, 2014 and December 31, 2013, was approximately $16,000. This amount was held in Vanguard High Yield Corp Investor Fund (Symbol -VWEHX). The cost basis of this above investment was approximately $15,000.

Investment Income (loss) is earned on marketable securities and consists of unrealized gains (losses), realized capital gains or losses, interest and dividends received, as reported to us from the financial institutions in which they were reinvested, and totaled approximately $0 and $2,000 for each of the three month periods ended September 30, 2014 and 2013, respectively, and $1,000 and $(9,000) for each of the nine months ended September 30, 2014 and 2013, respectively. We elected the fair value option permitted under FASB ASC 825 to report the unrealized gains and losses from our marketable securities in our accompanying consolidated statement of operations instead of other comprehensive income and loss. Management believes the fair value option provides a better indication of the Company’s performance.

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

There was no provision for doubtful accounts recorded at September 30, 2014 and December 31, 2013, as we have not experienced any bad debt write-offs from any of our customers. Substantially all accounts receivable at September 30, 2014 and December 31, 2013, are from the FANR and ENEC contracts (see Note 3-Accounts Receivable – Project Revenue and Reimbursable Project Costs).

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

The Company adopted the ASC standards relating to “Accounting for Uncertainty in Income Taxes.” This pronouncement provides guidance for recognizing and measuring uncertain tax positions, as defined in the FASB accounting pronouncement “Accounting for Income Taxes.” This pronouncement prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements. This pronouncement also provides accounting guidance on derecognizing, classification and disclosure of these uncertain tax positions. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company has not recognized any interest and penalties in 2014 or 2013.

Foreign Currency

The functional currency of our international branches is the local currency. We translate the financial statements of these branches to U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for revenues, costs, and expenses. The translation gains/losses for our branch office in Russia were not significant for the three and nine months ended September 30, 2014 and 2013.

Patents and Legal Costs

Patents are stated on the accompanying consolidated balance sheets at cost less accumulated amortization. The costs of the patents, once placed in service, will be amortized on a straight-line basis over their estimated useful lives or the remaining legal lives of the patents, whichever is shorter. The amortization periods for our patents can range between 17 and 20 years if placed into service at the beginning of their legal lives. Our patents have not been placed in service for the three months and nine months ended September 30, 2014 and 2013.

Legal costs are expensed as incurred except for legal costs to file for patent protection, which are capitalized and reported as patents on the accompanying consolidated balance sheets.

Impairment of long-lived assets

Long-lived assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges for the three months and nine months ended September 30, 2014 and 2013.

Research, Development and Related Expenses

These costs from our Technology business segment are charged to operations in the period incurred and are shown on a separate line on the accompanying Consolidated Statements of Operations. Research and development and related expenses totaled approximately $0.1 million and $0.6 million for the three months ended September 30, 2014 and 2013, respectively. Research and development and related expenses totaled approximately $1.2 million and $1.8 million for the nine months ended September 30, 2014 and 2013, respectively.

Segment Reporting

We use the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by our chief decision makers for making operating decisions and assessing performance, as the source for determining our reportable segments. We have determined that we have two operating segments as defined by the FASB accounting pronouncement, “Disclosures about Segments of an Enterprise and Related Information.” As discussed above, our two reporting business segments are our technology business and our consulting services business (See Note 9 - Business Segment Results).

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

Note 2. Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period except that it does not include unvested common shares subject to repurchase or cancellation. Diluted net income per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, warrants, restricted shares, and unvested common shares subject to repurchase or cancellation. The dilutive effect of outstanding stock options, restricted shares, restricted stock units, and warrants is not reflected in diluted earnings per share because we incurred net losses for the three months and nine months ended September 30, 2014 and 2013, and the effect of including these potential common shares in the diluted earnings per share calculations would be anti-dilutive and are therefore not included in the calculations.

Note 3. Accounts Receivable – Project Revenue and Reimbursable Project Costs

FANR Projects

The total accounts receivable from the ENEC and FANR contracts was approximately $0.1 million and $0.4 million at September 30, 2014 and December 31, 2013. These amounts due from FANR represent approximately 37% of the accounts receivable reported at September 30, 2014, and substantially all of the accounts receivable at December 31, 2013. Approximately 74% and 100% of the total revenues reported for the nine months ended September 30, 2014 and 2013, respectively, were from the ENEC and FANR contracts. One other contract, outside of the Middle East, constituted 20% of the total revenues reported for the nine months ended September 30, 2014.

Total unbilled accounts receivable of approximately $0.1 million was included in the accompanying consolidated balance sheets and reported in accounts receivable at September 30, 2014 and December 31, 2013, and is for work that was billed to our clients in October 2014 and January 2014, respectively. Foreign currency transaction exchange losses and translation gains and losses for the three months and nine months ended September 30, 2014 and 2013, were not significant.

Travel costs and other reimbursable costs under these contracts are reported in the accompanying statement of operations as both revenue and cost of consulting services provided, and totaled approximately $0.1 million for the three month and nine month periods ended September 30, 2014 and 2013. The total travel and other reimbursable expenses that have not been reimbursed to us and are included in total accounts receivable reported above from our consulting contracts were not significant at September 30, 2014 and December 31, 2013.

Under our agreements with ENEC and FANR, revenue will be recognized on a time and expense basis. We periodically discuss our consulting work with ENEC and FANR, who will review the work we perform, and our reimbursable travel expenses, and accept our monthly invoicing for services and reimbursable expenses. We expect the variation of revenue we earn from these contracts to continue.

Note 4. Accounts Payable and Accrued Liabilities

Accounts payable and accrued expenses (in millions) consisted of the following:

	Sep 30, 2014	Dec 31, 2013
Trade payables	$0.1	$0.1
Accrued expenses and other	0.2	0.1
Accrued payroll liabilities	0.1	0.3
Total	$0.4	$0.5

Note 5. Income Taxes

Our tax provision is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2014 and 2013 annual effective tax rate is estimated to be a combined 40% for the U.S. federal and state statutory tax rate. We review tax uncertainties in light of changing facts and circumstances and adjust them accordingly. As of September 30, 2014 and December 31, 2013, there were no tax contingencies recorded.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting, and the amounts recognized for income tax purposes. The significant components of deferred tax assets (at a 40% effective tax rate) as of September 30, 2014 and December 31, 2013, respectively, are as follows:

Deferred Tax Assets (in millions)

	Total	Total	Deferred Tax Asset
	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,
	2014	2013	2014	2013
Capitalized start-up costs	$4.2	$4.6	$1.7	$1.8
Stock-based compensation	17.8	17.6	7.1	7.0
Net operating loss carry-forward	44.2	40.5	17.7	16.2
Less: valuation allowance	(66.2)	(62.7)	(26.5)	(25.0)
	$-	$-	$-	$-

We have a net operating loss carry-forward for federal and state tax purposes of approximately $44 million at September 30, 2014, that is potentially available to offset future taxable income, which will begin to expire in the year 2021. For financial reporting purposes, no deferred tax asset was recognized because at September 30, 2014 and December 31, 2013, management estimates that it is more likely than not that substantially all of the net operating losses will expire unused. As a result, the amount of the deferred tax assets considered realizable was reduced 100% by a valuation allowance. The change in the valuation allowance was approximately $1.5 million and $1.5 million for the nine months ended September 30, 2014 and 2013, respectively. Many of the Company’s operating expenses in its 2007 and 2006 tax years were classified under the Internal Revenue Code as capitalized “Startup Costs,” which did not begin to be deductible for tax purposes until 2008. The Company files a consolidated tax return with its subsidiaries. The Company is no longer subject to U.S. federal, state, or non-U.S. income tax examinations by tax authorities for tax years before 2010, except that earlier years can be examined for the sole purpose of challenging the net operating loss carry-forwards arising in those years.

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

On September 3, 2014 we signed a new lease agreement for the existing property that has a lease term of 38 months, starting January 1, 2015. The monthly rent payment is approximately $32,000 plus additional charges.

We pay rent for our Moscow office of approximately $12,000 per month, on a month-to-month basis.

Total rent expense was approximately $0.1 million and $0.2 million for each of the three months periods ended September 30, 2014 and 2013, respectively and approximately $0.4 million and $0.5 million for each of the nine months periods ended September 30, 2014 and 2013, respectively.

Note 7. Research and Development Costs

Research and Development Costs

Research and development costs, included in the accompanying consolidated statement of operations amounted to approximately $0.1 million and $0.6 million for the three month periods ended September 30, 2014 and 2013, and $1.2 million and $1.8 million for the nine months ended September 30, 2014 and 2013, respectively.

On October 20, 2014, we announced the signing of an initial cooperation agreement with Canadian Nuclear Laboratories (CNL), formerly known as Atomic Energy of Canada Limited-Chalk River Laboratories, for fabrication and test reactor irradiation of Lightbridge's patented next generation metallic nuclear fuel samples. The work will take place at CNL's facilities at Chalk River, Ontario, Canada. The joint work will proceed in three phases that will address:

•	Quality management planning to ensure compliance with the U.S. Nuclear Regulatory Commission requirements for fabrication and loop irradiation testing of fuel samples (Phase I);

•	Development of a fabrication plan and a preliminary experiment design for loop irradiation testing (Phase II); and

•	Fabrication and irradiation of Lightbridge-designed metallic fuel samples (Phase III).

The Initial Cooperation Agreement enables the Phase I work. Over the next several months, we intend to complete negotiations relating to two other enabling agreements:

•	Nuclear Engineering Services Agreement that will address Phase II; and

•	Umbrella Services Agreement that will provide a comprehensive legal framework for multi-year cooperation between the parties to enable the final phase of work to proceed.

The Initial Cooperation Agreement is non-exclusive and does not prevent either party from working with other fuel fabrication or fuel development partners.

We have consulting agreements with several consultants working on various projects for us, which total approximately $10,000 per month.

Note 8. Stockholders’ Equity

At September 30, 2014 and December 31, 2013, there were 500,000,000 shares of authorized common stock. Total common stock outstanding at September 30, 2014 and December 31, 2013, was 15,204,358 shares and 15,057,243 shares, respectively. At September 30, 2014, there were 2,152,174 stock warrants and 2,143,686 stock options outstanding, all totaling 19,500,218 of total stock and stock equivalents outstanding at September 30, 2014.

Registered Direct Offerings and Outstanding Warrants

October 21, 2013 Offering

On October 21, 2013, we completed an offering with certain institutional investors for the sale of 2,500,000 shares of our common stock and warrants to purchase a total of 1,250,000 shares of our common stock for aggregate gross proceeds, before deducting fees to the Placement Agent and other estimated offering expenses payable by us, of approximately $4.4 million (the “Oct. 2013 Offering”). The common stock and warrants were sold in fixed combinations, with each combination consisting of one share of common stock and a warrant to purchase 0.5 shares of common stock. The purchase price was $1.75 per fixed combination. The warrants become exercisable nine months and one day following the closing date (October 21, 2013, i.e., exercisable beginning April 22, 2014) of the offering and will remain exercisable for 7.5 years from the date of issuance at an exercise price of $2.30 per share. The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The exercisability of some of the warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.99% of our common stock. This limit may be increased to up to 9.99% upon no fewer than 60 days' notice.

We received net proceeds of approximately $4.0 million after payment of certain fees and expenses related to the Oct. 2013 Offering. The allocation of the proceeds from the offering, based on the relative fair value of the common stock and the warrants, resulted in the allocation of approximately $2.8 million of the net proceeds to the common stock sold and approximately $1.2 million of the net proceeds to the warrants, which was recorded to additional paid-in capital-stock and stock equivalents.

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

July 22, 2010 Offering - Warrants Outstanding

On July 22, 2010, we completed an offering (the “July 2010 Offering”) with certain institutional investors for the sale of 2,069,992 shares of our common stock and warrants to purchase a total of 1,034,996 shares of our common stock for aggregate gross proceeds, before deducting fees to the Placement Agent and other estimated offering expenses payable by us, of approximately $13.7 million. The common stock and warrants were sold in fixed combinations, with each combination consisting of one share of common stock and a warrant to purchase 0.5 shares of common stock. The purchase price was $6.60 per fixed combination. The warrants became exercisable nine months and one day following the closing date (July 28, 2010, i.e., exercisable beginning January 29, 2011) of the July 2010 Offering and will remain exercisable for seven years from the date of issuance at an exercise price of $9.00 per share. The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The exercisability of some of the warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.99% of our common stock. This limit may be increased to up to 9.99% upon no fewer than 60 days' notice. All these warrants remain outstanding at September 30, 2014 and December 31, 2013.

Exercise of Warrants – Q3-14

On July 4, 2014, we issued 132,822 shares of our common stock upon the exercise of warrants issued in conjunction with the October 21, 2013 stock offering. We received $2.30 for each share issued or approximately $305,000.

Stock-based Compensation – Stock Options and Restricted Stock

Stock Plan

We have a stock-based compensation plan, the 2006 Stock Plan, to reward our officers, directors, employees and consultants for services rendered. On July 17, 2006, we amended this stock plan. We have reserved 2,500,000 shares of common stock for issuance under the stock plan. Other limitations are as follows:

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

Total stock options outstanding at September 30, 2014 and December 31, 2013, were 2,143,686 and 1,564,257, of which 1,564,257 and 1,530,200 of these options were vested at September 30, 2014 and December 31, 2013, respectively. Stock option expense was approximately $102,000 and $43,000 for the three months ended September 30, 2014 and 2013, respectively. Stock option expense was approximately $207,000 and $189,000 for the nine months ended September 30, 2014 and 2013, respectively.

On May 5, 2014, we granted 579,429 stock options to our employees, directors and consultants. These stock options vest over three years for employees and consultants, and over one year for our directors. The fair market value of each option was $1.79 on the grant date, based on (1) the strike price of $2.55, the price of our stock at the close of the market on the grant date; (2) the expected life of the grant of 5 years which is equal to the term of the grant, as historically grants have only been exercised just before the term expires; (3) the risk free rate of 1.68% which is based on the treasury yield curve for a 5 year term as published by the U.S. Treasury for the grant date; (4) volatility of 90.44%, as measured based on the expected life of the options, and (5) expected dividends of $0.0, as we have never issued dividends and we have no plans to ever issue dividends. Grants to our consultants were re-measured as of September 30, 2014, and the fair market value of each option was $1.55 on the measurement date. We estimated future pre-vest forfeitures to be 1.5%, based on historical information.

Stock option transactions to the employees, directors, advisory board members and consultants are summarized as follows for the nine months ended September 30, 2014:

		Weighted		Weighted
	Options	Average		Average
	Outstanding	Exercise		Grant Date
				Fair
		Price		Value

Beginning of the year	1,564,257	$11.16		$10.42
Granted	579,429	2.55		1.79
Exercised	-	-		-
Forfeited	-	$-		$-
Expired	-	$-	$
End of period	2,143,686	$8.83		$8.08

Options exercisable	1,564,257	$11.16		$10.42

Stock option transactions to the employees, directors, advisory board members and consultants are summarized as follows for the year ended December 31, 2013:

		Weighted	Weighted
	Options	Average	Average
	Outstanding	Exercise	Grant Date
			Fair
		Price	Value

Beginning of the year	1,639,842	$11.46	$10.85
Granted	-	-	-
Exercised	-	-	-
Forfeited	(7,250)	$6.04	$5.51
Expired	(68,335)	$18.94	$16.90
End of period	1,564,257	$11.16	$10.42

Options exercisable	1,530,200	$11.28	$10.73

The above tables include options issued and outstanding as of September 30, 2014, as follows:

i)	A total of 255,202 non-qualified 10 year options have been issued, and are outstanding, to advisory board members at exercise prices ranging from $4.50 to $14.40 per share.

ii)

A total of 1,677,181 non-qualified 5-10 year options have been issued, and are outstanding, to our directors, officers and employees at exercise prices ranging from $2.55 to $23.85 per share. From this total, 820,396 options are held by the Chief Executive Officer who is also a director, with remaining contractual lives ranging from 1.2 years to 6.5 years. All other options issued to directors, officers and employees have a remaining contractual lives ranging from 1.8 years to 6.5 years.

iii)	A total of 211,303 non-qualified 5-10 year options have been issued, and are outstanding, to our consultants at exercise prices ranging from $2.55 to $15.30 per share.

The following table provides certain information with respect to the above-referenced stock options that are outstanding and exercisable at September 30, 2014:

	Stock Options Outstanding			Stock Options Vested
	Weighted			Weighted
	Average			Average
	Remaining		Weighted	Remaining		Weighted
	Contractual	Number	Average	Contractual	Number	Average
	Life	of	Exercise	Life	of	Exercise
	- Years	Awards	Price	- Years	Awards	Price
Exercise
Prices
$2.55 - $5.00	4.53	762,766	$3.02	4.31	183,337	$4.50
$5.01 - $12.90	4.36	782,584	$7.45	4.36	782,584	$7.45
$13.50-$18.90	1.56	358,336	$14.17	1.56	358,336	$14.17
$19.20-$23.85	1.37	240,000	$23.85	1.37	240,000	$23.85
Total	3.62	2,143,686	$8.83	3.26	1,564,257	$11.16

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

The aggregate intrinsic value of stock options outstanding at September 30, 2014 and December 31, 2013, was $0. Intrinsic value is calculated based on the difference between the exercise price of the underlying awards and the quoted price of our common stock as of the reporting date ($2.30 and $1.45 per share as of the close on September 30, 2014 and December 31, 2013, respectively).

Restricted Stock Award Activity

		Weighted
		Average
		Grant
	Number of	Date Fair
	Units	Value
Total awards outstanding at December 31, 2012	43,032	$6.49
Units granted	-	$-
Units Exercised/Released	(28,739)	$6.99
Units Cancelled/Forfeited	-	$-
Total awards outstanding at December 31, 2013	14,293	$5.47
Units granted	-	$-
Units Exercised/Released	(14,293)	$5.47
Units Cancelled/Forfeited	-	$-
Total awards outstanding at September 30, 2014	-	$-

As of September 30, 2014 and December 31, 2013, there was approximately $0 and $19,000 of net unrecognized compensation cost related to unvested restricted stock-based compensation arrangements, respectively. This compensation is recognized on a straight line basis and all of the compensation expected to be expensed in 2014, has been recognized as of September 30, 2014.

We use the historical volatility of our stock price over the number of years that matches the expected life of our stock option grants or we use the historical volatility of our stock price since January 5, 2006, the date we announced that we were becoming a public company, to estimate the future volatility of our stock. At this time we do not believe that there is a better objective method to predict the future volatility of our stock. We estimate the life of our option awards based on the full term of the award. To date we have had very few exercises of our options, and those exercises have occurred just before the expiration date of the awards. Since the strike price of most of our outstanding awards is greater than the price of our stock, generally awards have expired at the end of their term. We estimate the effect of future forfeitures of our grants based on an analysis of historical forfeitures of unvested grants, as we have no better objective basis for that estimate. The expense that we have recognized related to our grants of options and restricted stock includes the estimate for future pre-vest forfeitures. We will adjust the actual expense recognized due to future pre-vest forfeitures as they occur. We have estimated that 1.5% and 0% of our option and restricted stock grants respectively, will be forfeited prior to vesting.

Assumptions used in the Black Scholes option-pricing model for the nine months ended September 30, 2014, were as follows (there were no stock options granted in 2013 or 2012):

Period
ended
9/30/2014

Average risk-free interest rate	1.68%
Average expected life- years	5
Expected volatility	90.44%
Expected dividends	0

Stock-based compensation expense includes the expense related to (1) grants of stock options, (2) grants of restricted stock, (3) stock issued as consideration for some of the services provided by our directors and strategic advisory council members, and (4) stock issued in lieu of cash to pay bonuses to our employees and contractors. We record stock-based compensation expenses in the caption with all of our other general and administrative expenses and research and development expenses. Grants of stock options and restricted stock are awarded to our employees, directors, consultants and board members, and we recognize the fair market value of these awards ratably as they are earned. The expense related to payments in stock for services is recognized as the services are provided.

During the three months ended September 30, 2014 and 2013, approximately $0.1 million and $0.1 million respectively, were recorded as total stock-based compensation. During the nine months ended September 30, 2014 and 2013, approximately $0.2 million and $0.3 million, respectively, were recorded as total stock-based compensation. Stock-based compensation expense is recorded under the captions general and administrative expenses and research and development expenses in the accompanying consolidated statements of operations.

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

The Company evaluates performance based on several factors, of which achievement of strategic goals toward future profitability and business segment income before taxes are the primary measures. The following tables show the operations of the Company’s reportable business segments for the three months and nine months ended September 30, 2014 and 2013.

BUSINESS SEGMENT RESULTS – THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

					Corporate and
	Consulting		Technology		Eliminations		Total
	2014	2013	2014	2013	2014	2013	2014	2013

Revenue	275,158	169,156	-	-	-	-	275,158	169,156
Segment Profit – Pre Tax	201,954	(103,133)	(116,145)	(557,729)	(847,121)	(658,417)	(761,312)	(1,319,279)
Total Assets	138,026	628,789	801,447	672,405	1,313,364	1,383,090	2,252,837	2,684,284
Property Additions	-	-	-	-	-	-	-	-
Interest Expense	-	-	-	-	-	-	-	-
Depreciation	-	-	-	-	-	2,815	-	2,815

BUSINESS SEGMENT RESULTS – NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

					Corporate and
	Consulting		Technology		Eliminations		Total
	2014	2013	2014	2013	2014	2013	2014	2013

Revenue	878,396	1,343,964	-	-	-	-	878,396	1,343,964
Segment Profit – Pre Tax	284,994	220,875	(1,172,680)	(1,816,284)	(2,962,657)	(2,026,637)	(3,850,342)	(3,622,046)
Total Assets	138,026	628,789	801,447	672,405	1,313,364	1,383,090	2,252,837	2,684,284
Property Additions	-	-	-	-	-	-	-	-
Interest Expense	-	-	-	-	-	-	-	-
Depreciation	-	-	-	-	-	15,202	-	15,202

Note 10. Subsequent Events

The Company has implemented the most recent FASB accounting pronouncement for reporting subsequent events. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the consolidated financial statements are issued. The adoption of this accounting pronouncement did not impact our financial position or results of operations. The Company evaluated all events or transactions that occurred after September 30, 2014, up through the date these consolidated financial statements were issued and no subsequent events occurred that required additional disclosure in the accompanying consolidated financial statements other than the November 17, 2014 Offering described in detail below.

November 17, 2014 Offering

On November 17, 2014, we completed an offering with one institutional investor for the sale of 2,878,516 shares of our common stock and warrants to purchase a total of 2,734,590 shares of our common stock for aggregate gross proceeds, before deducting fees to the Placement Agent and other estimated offering expenses payable by us, of approximately $5 million (the “Nov. 2014 Offering”). The common stock and warrants were sold in fixed combinations, with each combination consisting of one share of common stock and a warrant to purchase 0.95 shares of common stock. The purchase price was $1.75 per fixed combination. The warrants become exercisable six months and one day following the closing date (November 17, 2014, i.e., exercisable beginning May 18, 2015) of the offering and will remain exercisable for 7.5 years from the date of issuance at an exercise price of $2.31 per share. The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The exercisability of some of the warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.99% of our common stock. This limit may be increased to up to 19.99% upon no fewer than 60 days' notice.

We received net proceeds of approximately $4.5 million after payment of certain fees and expenses related to the Nov. 2014 Offering. The allocation of the proceeds from the Nov. 2014 Offering, based on the relative fair value of the common stock and the warrants, resulted in the allocation of approximately $2.7 million of the net proceeds to the common stock sold and approximately $1.8 million of the net proceeds to the warrants, which was recorded to additional paid-in capital-stock and stock equivalents.

The value of the warrants issued was calculated by using the Black Scholes Valuation Model using the following assumptions: volatility 66.6%; risk-free interest rate of 2.07%; dividend yield of 0%, and expected term of 7.5 years. The volatility of the Company’s common stock was estimated by management based on the historical volatility of the trading history of the Company’s common stock. The risk-free interest rate was based on the Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the expected life of the warrants. The expected dividend yield was based on the Company’s current and expected dividend policy and the expected term is equal to the contractual life of the warrants.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions to identify forward-looking statements. Such statements include, among others, statements regarding (1) the future revenue potential of our technology segment, (2) any projections of revenue, margins or other financial items, (3) our expectations that our fuel designs will significantly enhance the nuclear power industry’s economics and increase power output, (4) our plans, strategies and objectives of our future operations, including statements regarding our intentions to use consulting revenues to increase our profitability and cash flow, (5) our plans to enter strategic alliances to assist in funding our research and development efforts, (6) our future capital needs, (7) our fuel designs achieving commercial usability, (8) our ability to license our technology, (9) anticipated increases in research and development expenses, (10) the expected extension of the FANR contract, (11) expected timing of results from our product testing in Canada, (12) our ability to secure a letter of intent from a nuclear utility to operate lead test assemblies with our nuclear fuel in a commercial power reactor and the timing thereof, and (13) expected improved safety margins of our products. You are cautioned that any such forward-looking statements are not guarantees of future performance, are subject to numerous risks and uncertainties and are based on predictions and assumptions that may never materialize.

Such risks and uncertainties, among others, include:

•	our ability to attract new customers,
•	our ability to employ and retain qualified employees and consultants that have experience in the nuclear power industry,
•	competition and competitive factors in the markets in which we compete,
•	general economic, political and business conditions in the local economies in which we regularly conduct business, which can affect demand for the Company’s services,
•	changes in laws, rules and regulations governing our business, development and utilization of our intellectual property,
•	potential and contingent liabilities,
•	the risks identified in the “Risk Factors” section of this Report, and
•	other risks identified in this Report.

Actual results or events could differ materially from those set forth or implied by such forward-looking statements and related assumptions due to the factors described above, under the caption “Risk Factors” below, as well as those business risks and factors described elsewhere in this report and in our other filings with the Securities and Exchange Commission (the “SEC”).

We assume no obligation and do not intend to update these forward-looking statements. When used in this report, the terms “Lightbridge,” “Company,” “we,” “our,” and “us” refer to Lightbridge Corporation and its wholly-owned subsidiaries Thorium Power, Inc. (a Delaware corporation) and Lightbridge International Holding, LLC (a Delaware limited liability company).

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

Overview of Our Business

We are a leading nuclear fuel technology company, and participate in the nuclear power industry in the U.S. and internationally. Our business operations can be categorized into two segments: (i) our technology segment, which is a developer of next generation nuclear fuel technology that has the potential to significantly improve the economics of existing and new nuclear power plants by uprating the power output of reactors, reducing the per-unit of electricity cost of generating energy, and also improving the reactor safety margins and reducing nuclear waste and proliferation potential, and (ii) our consulting segment, which provides nuclear power consulting and strategic advisory services to commercial and governmental entities worldwide, both in nuclear power generation and nuclear regulation.

Currently our consulting revenue has not provided sufficient cash flow to cover both our research and development expenses and corporate overhead expenses. We are working on revenue opportunities with the overall goal of achieving profitability and increasing our cash flow.

The primary potential sources of cash available to us are equity investments and new consulting contracts. We have no debt or credit lines and we have financed our operations to date through our consulting revenue and the sale of our common stock. On November 17, 2014, we raised approximately $4.5 million after payment of certain fees and expenses in a registered direct offering. In October 2013, we raised approximately $4.0 million after payment of certain fees and expenses in a registered direct offering.

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

The major nuclear accident at the Fukushima nuclear power plant in Japan in March 2011 increased public opposition to nuclear power in some countries, resulting in a slowdown in, or a complete halt to, new construction of nuclear power plants and an early shut down of existing power plants in select countries. As a result, some countries that were considering launching new domestic nuclear power programs before the Fukushima accident have delayed or cancelled preparatory activities that they were planning to undertake as part of such programs. After the Fukushima accident, there has been an increased interest in countries seeking nuclear regulatory consulting, which has created an opportunity for us to expand our nuclear regulatory consulting work. The accident at Fukushima has also increased interest by nuclear utilities in seeking safety enhancements to reduce the likelihood and effects of future accidents, which may create opportunities for our nuclear fuel technology business segment.

Our Nuclear Fuel Technology Business Segment

In response to the main needs of the nuclear power industry, which mostly relate to improving economics of nuclear power generation and enhancing safety, we are developing innovative, proprietary nuclear fuel designs. These patented nuclear fuel designs can significantly enhance the nuclear power industry’s economics and increase power output by: (1) providing an increase in power output of up to 10% while simultaneously extending the operating cycle length from 18 to 24 months in existing pressurized water reactors (which are currently limited to an 18-month operating cycle); alternatively, the power can be increased up to 17% while retaining an 18-month operating cycle; (2) enabling increased reactor power output (up to 30% increase) without changing the core size in new build PWRs (3) reducing the volume of used fuel per kilowatt-hour and enhancing proliferation resistance of spent fuel. As a result of the significantly lower operating temperatures our metallic nuclear fuel rods are expected to have improved safety margins during anticipated off-normal events.

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

For uprates up to 10%, only relatively minor reactor system modifications would be required. We believe that nuclear utilities with existing reactor fleets may find it economically attractive to start with a 10% power uprate fuel variant and switch to a 17% power uprate fuel variant at the time when steam generators and other expensive plant equipment reach their lifetime limit. In that case, nuclear utilities would only incur the incremental capital cost above and beyond the cost of standard plant equipment being replaced to accommodate a 17% power uprate in their existing PWR plants.

We believe a major opportunity for us is the possibility that our advanced nuclear fuel designs, which are currently in the research and development stage, will be used in many existing and new light water nuclear reactors. Light water reactors are the dominant reactor type currently used in the world, and fuels for such reactors constitute the majority of the commercial market for nuclear fuel. Our metallic fuel could also be adapted for use in other types of water-cooled commercial power reactors, such as CANDU heavy water reactors and water-cooled small modular reactors.

In response to specific feedback from Lightbridge’s Nuclear Utility Fuel Advisory Board comprised of senior fuel managers from four large U.S. nuclear utilities (Exelon, Duke, Dominion, and Southern Company), we have enhanced our metallic fuel assembly design for existing PWRs, eliminating the outer blanket row of oxide fuel rods and making our entire fuel assembly metallic. This major design improvement eliminates potential fuel performance constraints associated with having conventional uranium dioxide fuel rods in our previous fuel assembly design.

Nuclear utilities using our metallic fuel in existing PWRs can realize improved safety, plant economics, and operating benefits (i.e., power uprate and longer fuel cycle) without the fuel performance constraints imposed by oxide fuel rods in an assembly.

Due to U.S. sanctions already imposed on Russia and the potential for further political and economic isolation of Russia by the United States and the European Union over its role in an ongoing conflict in Ukraine, we have been working on alternative sites outside of Russia to complete the remaining demonstration work for our metallic nuclear fuel. To-date, our efforts have been focused on the key critical path items that include fabrication of partial-length metallic fuel samples and their irradiation to full burn-up in a pressurized water loop of a test reactor under operating conditions close to prototypic for a full-size commercial reactor. On October 20, 2014, we announced the signing of an Initial Cooperation Agreement with Canadian Nuclear Laboratories (CNL), formerly known as AECL – Chalk River Laboratories, in Canada to perform fabrication and loop irradiation testing of Lightbridge-designed fuel samples at CNL’s existing facilities at Chalk River, ON, Canada. In October 2013, we entered into a memorandum of understanding with Babcock & Wilcox Nuclear Energy, Inc. (B&W NE), a subsidiary of The Babcock & Wilcox Company to explore joint development of a pilot-scale facility for fabrication of lead test assemblies with Lightbridge's innovative metallic nuclear fuel.

Our focus as a Company is on working towards securing in early 2016 a letter of intent from a nuclear utility to operate lead test assemblies with our nuclear fuel in a commercial power reactor in approximately the 2020-2021 time-frame. We expect in 2017 the first major results from the irradiation testing in Canada under commercial reactor operating conditions. We believe these test results and a letter of intent from a nuclear utility will allow us to enter into a commercial arrangement with one or more major fuel fabricators or development partners in 2017. Our plan is to license this nuclear fuel technology into the global nuclear power industry to enable fuel fabricators to manufacture and sell our nuclear fuel to their nuclear utility customers.

According to the Nuclear Energy Institute (NEI), in 2013, 19.4% of U.S. electricity was generated by nuclear power. NEI states that nuclear energy accounted for 64.0 percent of U.S. emission-free generation in 2012. Management believes that the U.S. carbon emission reduction targets can only be met with plans that include a large increase in nuclear power. Power uprates and longer fuel cycles at existing nuclear power plants enabled by adoption of the Lightbridge metallic fuel could support in a cost-effective way expansion of nuclear generation capacity in the United States and elsewhere. Lightbridge is designing our nuclear fuel technology to become a significant driver of generating more non-carbon electricity from existing reactors and providing even greater electricity output in new-build reactors.

In the second quarter of 2014, the Commonwealth of Australia Patents Office approved and issued to Lightbridge the key patent covering Lightbridge's multi-lobed metallic fuel rod design and fuel assemblies. This is our first foreign patent since the U.S. Office of Patents and Trademarks issued a U.S. patent for this key invention earlier this year. In the third quarter of 2014, Lightbridge filed with the U.S. Office of Patents and Trademarks a provisional patent application relating to use of our metallic fuel in CANDU-type power reactors.

Consulting Business Segment

We are primarily engaged in the business of assisting commercial and governmental entities with developing and expanding their nuclear industry capabilities and infrastructure. We provide integrated strategic advice across a range of expertise areas including, for example, regulatory development, nuclear reactor site selection, procurement and deployment, reactor and fuel technology, international relations and regulatory affairs. Our consulting services are expert and relationship-based, with particular emphasis on key decision makers in senior positions within governments or companies, as well as focus on overall management of nuclear energy programs. To date, substantially all of our revenues have been derived from our consulting and strategic advisory services business segment, which primarily provides nuclear consulting services to entities within the United Arab Emirates, our first significant consulting and strategic advisory client. In April 2010 and December 2010, we provided consulting services in additional countries, including all the member states of the Gulf Cooperation Council (the GCC, a political and economic union that comprises the Gulf States of the Kingdom of Bahrain, State of Kuwait, Sultanate of Oman, State of Qatar, Kingdom of Saudi Arabia and United Arab Emirates). We have also provided nuclear safety consulting advice to U.S. nuclear utilities.

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

On August 11, 2014, we were selected to provide quality assurance, safety and construction inspection services in support of the in-house inspection team of FANR. As a team with Lloyd’s Register, this work is in addition to our ongoing support of FANR’s activities.

On August 14, 2014, we signed a Memorandum of Understanding with the Vietnam Agency for Radiation and Nuclear Safety (VARANS) to provide regulatory, legal, and administrative support to Vietnam’s civil nuclear program.

On October 17, 2014, we signed a comprehensive cooperation agreement for consulting services with the Vietnam Atomic Energy Institute (VINATOM) related to the construction and safe operation of Vietnam's Atomic Energy Research Center, including a nuclear research reactor. Our collaboration with VINATOM involves 24 specific activities, including design review and selection of nuclear research reactors, site selection, and nuclear security protocols.

On October 17, 2014, we signed a teaming agreement with Vietnam's leading energy engineering consultant, Power Engineering Consulting Joint Stock Company 1 (PECC1), for consulting services related to construction and safe operation of a nuclear research reactor, which is planned as part of the country's Center for Nuclear Energy Science and Technology (CNEST). Work under the five-year, Lightbridge/VINATOM agreement will support CNEST, a planned $500 million facility. The VINATOM agreement also stipulates support for nuclear quality assurance; research-reactor fuel selection; control-room operations; safeguards, control and accounting of nuclear material; and related training programs.

On November 10, 2014, we signed an amendment to the consultancy agreement with FANR, which was originally signed on July 15, 2012, and which was previously extended in January 2014. This Agreement had been scheduled to expire December 31, 2014, and this Amendment extends the term of the Agreement to December 31, 2016. However, the Amendment is dependent upon obtaining final signatures from FANR. These services are in addition to the August 11, 2014 agreement where were selected to provide quality assurance, safety and construction inspection services in support of the in-house inspection group of FANR as a team with Lloyd’s Register.

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

The stock-based compensation expense incurred by Lightbridge in connection with its employees is based on the employee model of ASC 718. Under ASC 718 employee is defined as “An individual over whom the grantor of a share-based compensation award exercises or has the right to exercise sufficient control to establish an employer-employee relationship based on common law as illustrated in case law and currently under U.S. tax regulations.” Our advisory board members and consultants do not meet the employer-employee relationship as defined by the IRS and therefore stock-based compensation to them is accounted for under ASC 505-50. Under these requirements, stock-based compensation expense for non-employees is based on the fair value of the award on the measurement date which is the earlier of the date at which a commitment for performance by the counterparty to earn the equity instruments is reached (a performance commitment), or the date at which the counterparty’s performance is complete. For all grants made, we recognize compensation cost under the straight-line method.

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

Income Taxes

We account for income taxes using the liability method in accordance with the accounting pronouncement “Accounting for Income Taxes,” which requires the recognition of deferred tax assets or liabilities for the tax-effected temporary differences between the financial reporting and tax bases of our assets and liabilities, and for net operating loss and tax credit carry forwards. The tax expense or benefit for unusual items, prior year tax exposure items, or certain adjustments to valuation allowances are treated as discrete items in the interim period in which the events occur.

On January 1, 2007, we adopted Accounting Interpretation “Accounting for Uncertainty in Income Taxes,” which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this requirement, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. As a result of the implementation of this standard, we did not recognize any current tax liability for unrecognized tax benefits. We do not believe that there are any unrecognized tax positions that would have a material effect on the net operating losses disclosed.

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

We recognize revenue in accordance with SEC Staff Accounting Bulletin or SAB, No. 104, “Revenue Recognition.” We recognize revenue when all of the following conditions are met:

(1)	There is persuasive evidence of an arrangement;
(2)	The service has been provided to the customer;
(3)	The collection of the fees is reasonably assured; and
(4)	The amount of fees to be paid by the customer is fixed or determinable.

In situations where contracts include client acceptance provisions, we do not recognize revenue until such time as the client has confirmed its acceptance.

Intangibles

As presented on the accompanying balance sheet, we had patents with a net book value of approximately $0.8 million and $0.7 million as of September 30, 2014 and December 31, 2013, respectively. There are many assumptions and estimates that may directly impact the results of impairment testing, including an estimate of future expected revenues, earnings and cash flows, and discount rates applied to such expected cash flows in order to estimate fair value. We have the ability to influence the outcome and ultimate results based on the assumptions and estimates we choose for testing. To mitigate undue influence, we set criteria that are reviewed and approved by various levels of management. The determination of whether or not intangible assets have become impaired involves a significant level of judgment in the assumptions.

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

Operations Review

Business Segments and Periods Presented

We have provided a discussion of our results of operations on a consolidated basis and have also provided certain detailed segment information for each of our business segments below for the three months and nine months ended September 30, 2014 and 2013, in order to provide a meaningful discussion of our business segments. We have organized our operations into two principal segments: Consulting and Technology. We present our segment information along the same lines that our chief executives review our operating results in assessing performance and allocating resources.

BUSINESS SEGMENT RESULTS – THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

					Corporate and
	Consulting		Technology		Eliminations		Total
	2014	2013	2014	2013	2014	2013	2014	2013

Revenue	275,158	169,156	-	-	-	-	275,158	169,156
Segment Profit – Pre Tax	201,954	(103,133)	(116,145)	(557,729)	(847,121)	(658,417)	(761,312)	(1,319,279)
Total Assets	138,026	628,789	801,447	672,405	1,313,364	1,383,090	2,252,837	2,684,284
Property Additions	-	-	-	-	-	-	-	-
Interest Expense	-	-	-	-	-	-	-	-
Depreciation	-	-	-	-	-	2,815	-	2,815

BUSINESS SEGMENT RESULTS – NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

					Corporate and
	Consulting		Technology		Eliminations		Total
	2014	2013	2014	2013	2014	2013	2014	2013

Revenue	878,396	1,343,964	-	-	-	-	878,396	1,343,964
Segment Profit – Pre Tax	284,994	220,875	(1,172,680)	(1,816,284)	(2,962,656)	(2,026,637)	(3,850,342)	(3,622,046)
Total Assets	138,026	628,789	801,447	672,405	1,313,364	1,383,090	2,252,837	2,684,284
Property Additions	-	-	-	-	-	-	-	-
Interest Expense	-	-	-	-	-	-	-	-
Depreciation	-	-	-	-	-	15,202	-	15,202

Technology Business

Over the next 12 to 15 months, we expect to incur approximately $2 million in research and development expenses related to the development of our proprietary nuclear fuel designs with CNL. We spent approximately $0.1 million and $0.6 million for research and development during the three months ended September 30, 2014 and 2013, and $1.2 million and $1.8 million for the nine months ended September 30, 2014 and 2013, respectively.

Over the next 2-3 years, we expect that our research and development activities will increase and will be primarily focused on testing and demonstration of our metallic fuel technology for Western-type PWRs. The main objective of this research and development phase is to prepare for full-scale demonstration of our fuel technology in an operating commercial PWR.

Consulting Services Business

At present, all of our revenue for the three months and nine months ended September 30, 2014 and 2013, is from our consulting services business segment and is derived by offering services to governments outside of the U.S. planning to create or expand electricity generation capabilities using nuclear power plants. The fee type and structure that we offer for each client engagement is dependent on a number of variables, including the complexity of the services, the level of the opportunity for us to improve the client’s electricity generation capabilities using nuclear power plants, and other factors.

Consolidated Results of Operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013.

The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Three Months Ended
	September 30,
	2014	2013
Consolidated Statements of Income Data:
Revenues	100%	100%
Costs and expenses:
Cost of revenues	49%	76%
Gross Profit	51%	24%
General and administrative	285%	476%
Research and development	42%	330%
Total costs and expenses	327%	806%
Loss from operations	(276)%	(782)%
Other income and expense, net	0%	(2)%
Loss before income taxes	(276)%	(780)%
Provision for income taxes	-	-
Net loss	(276)%	(780)%

Revenue

The following table presents our revenues, by business segment, for the three months presented (in millions):

	Three Months Ended
	September 30,
	2014	2013
Consulting Segment Revenues:
ENEC and FANR (UAE)	$0.2	$0.2
KHNP (Korea)	0.1	0.0

Total	0.3	0.2
Technology Segment Revenues	0.0	0.0

Total Revenues	$0.3	$0.2

The increase in our revenues from the three months ended September 30, 2013 to 2014, of $0.1 million resulted from the increase in the work performed for our Lloyd's Register/KHNP contract project. Our consulting projects with ENEC and FANR are being performed pursuant to ongoing requests to work on specific projects on a time and expense basis as needed. The FANR contract had been scheduled to expire December 31, 2014. However, we have been notified by FANR that they plan to extend the contract to December 31, 2016. The amended agreement is dependent upon obtaining final signatures. The ENEC contract has been extended through 2015. The future revenue to be earned and recognized under both the ENEC and FANR agreements will depend upon agreed upon work plans that are under current discussion, which can differ from the revenue amounts initially planned to be earned under these agreements.

We are actively marketing our consulting services to other governments interested in deploying nuclear power in their countries, which in turn could increase our future consulting revenues. We have submitted proposals to provide our consulting services and we expect to hear back in the upcoming quarters as to whether we will be awarded the consulting work over other competing bids. The market for nuclear industry consulting services is competitive, fragmented and subject to rapid change. Our track record of assisting our clients in achieving success, as well as our expertise, experience, independence, reputation and segment focus, enable us to compete effectively in this marketplace.

See Note 1 and Note 3 of the Notes to our Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information about our revenue and consulting contracts.

Costs and Expenses

The following table presents our cost of services provided, by business segment, for the three months presented (in millions):

	Three Months Ended
	September 30,
	2014	2013

Consulting	$0.1	$0.1
Technology	0.0	0.0
Total	$0.1	$0.1

Cost of Services Provided

Cost of services provided is comprised of expenses related to the consulting, professional, administrative and other support costs allocated to our technology and consulting projects, which were incurred to perform and support the work done for our consulting projects with ENEC, FANR and our other contracts. The billing rates to us from our consultants who provide services under our consulting contracts predominantly remained the same in 2014 and 2013. The reduction in our payroll costs due to a reversal in accrued employee expenses resulted in our increased gross margin from 24% to 51%.

If consulting revenues increase in future periods, we expect cost of services provided will increase in dollar amount and may increase as a percentage of revenues.

See Note 1 and Note 3 of the Notes to our Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information about our cost of services provided.

Research and Development

The following table presents our research and development expenses for the three months presented, (in millions):

	Three Months Ended
	September 30,
	2014	2013

Research and development expenses	$0.1 $	0.6

Research and development expenses consist mostly of compensation and related costs for personnel responsible for the research and development of our fuel products. Our total research and development costs decreased in 2014 due to a decrease in payroll costs attributable to research and development activities. All of our current research and development activities are conducted in the United States and Russia. Over the next several months, we expect to begin conducting research and development activities in Canada in collaboration with CNL. We expense research and development costs as they are incurred.

Research and development expenses will increase in dollar amount and may increase as a percentage of revenues in future periods because we expect to invest an additional $2 million in the development of our nuclear fuel products over the next 12-15 months primarily due to the planned development and demonstration work in Canada.

See Note 7 of the Notes to our Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report Form on 10-Q for additional information about our research and development costs.

General and Administrative Expenses

The following table presents our general and administrative expenses for the three months presented, (dollars in millions):

	Three Months Ended
	September 30,
	2014	2013

General and administrative expenses	$0.8 $	0.8

General and administrative expenses consist mostly of compensation and related costs for personnel and facilities, stock-based compensation, finance, human resources, information technology, and fees for consulting and other professional services. Professional services are principally comprised of outside legal, audit, strategic advisory services and outsourcing services.

The total general and administrative expenses were approximately the same for 2014 and 2013.

See Note 8 of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding our stock-based compensation.

Other Income and Expenses, Net

Other expenses net of income, increased by approximately $4,000 for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. This increase in other expenses was due to a decrease in our investment income on marketable securities in 2014.

Provision for Income Taxes

We incurred a net loss for both 2014 and 2013, and took a 100% valuation allowance against all deferred tax assets. Therefore we did not have a provision for taxes for both the three months ended September 30, 2014 and 2013.

See Note 5 of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding our Income Taxes.

Consolidated Results of Operations

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Nine Months Ended
	September 30,
	2014	2013
Consolidated Statements of Income Data:
Revenues	100%	100%
Costs and expenses:
Cost of revenues	56%	58%
Gross Profit	44%	42%
General and administrative	349%	176%
Research and development	134%	135%
Total costs and expenses	483%	311%
Loss from operations	(439)%	(269)%
Other income and expense, net	-	(1)%
Loss before income taxes	(439)%	(270)%
Provision for income taxes	-	-
Net loss	(439)%	(270)%

Revenue

The following table presents our revenues, by business segment, for the nine months presented (in millions):

	Nine Months Ended
	September 30,
	2014	2013
Consulting Segment Revenues:
ENEC and FANR (UAE)	$0.7	$1.3
KHNP and Other (Korea and Other)	0.2	0.0

Total	0.9	1.3
Technology Segment Revenues	0.0	0.0

Total Revenues	$0.9	$1.3

The decrease in our revenues from the nine months ended September 30, 2013 to 2014, of $0.4 million resulted primarily from the net decrease in the work performed for our FANR and ENEC projects, which totaled $0.6 million. This decrease was offset by an increase in our revenue from our KHNP project of $0.2 million. Our consulting projects with ENEC and FANR are being performed pursuant to ongoing requests to work on specific projects on a time and expense basis as needed. The FANR contract had been scheduled to expire December 31, 2014. However, we have been notified by FANR that they plan to extend the contract to December 31, 2016. The amended agreement is dependent upon obtaining final signatures. The ENEC contract has been extended through 2015. The future revenue to be earned and recognized under both the ENEC and FANR agreements will depend upon agreed upon work plans that are under current discussion, which can differ from the revenue amounts initially planned to be earned under these agreements.

See Note 1 and Note 3 of the Notes to our Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information about our revenue and consulting contracts.

Costs and Expenses

The following table presents our cost of services provided, by business segment, for the nine months presented (in millions):

	Nine Months Ended
	September 30,
	2014	2013

Consulting	$0.5	$0.8
Technology	0.0	0.0
Total	$0.5	$0.8

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

Research and Development

The following table presents our research and development expenses for the nine months presented, (in millions):

	Nine Months Ended
	September 30,
	2014	2013

Research and development expenses	$1.2 $	1.8

Research and development expenses consist mostly of compensation and related costs for personnel responsible for the research and development of our fuel products. The decrease of $0.6 million in 2014 was primarily due to a decrease in our payroll and consulting expenses attributable to our current research and development projects. All of our current research and development activities are conducted in the United States and Russia. Over the next several months, we expect to begin conducting research and development activities in Canada.

Research and development expenses will increase in dollar amount and may increase as a percentage of revenues in future periods because we expect to invest an additional $2 million in the development of our nuclear fuel products over the next 12-15 months primarily due to the planned development and demonstration work in Canada in collaboration with CNL. We expense research and development costs as they are incurred.

See Note 7 of the Notes to our Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report Form on 10-Q for additional information about our research and development costs.

General and Administrative Expenses

The following table presents our general and administrative expenses for the nine months presented, (dollars in millions):

	Nine Months Ended
	September 30,
	2014	2013

General and administrative expenses	$3.1 $	2.4

General and administrative expenses consist mostly of compensation and related costs for personnel and facilities, stock-based compensation, finance, human resources, information technology, and fees for consulting and other professional services. Professional services are principally comprised of outside legal, audit, strategic advisory services and outsourcing services.

The general and administrative expenses increase of $0.7 million was mostly related to the increase in payroll expenses and benefits of $0.6 million, an increase in professional fees and consulting fees of $0.3 million offset by a decrease in office rent of $0.2 million.

See Note 8 of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding our stock-based compensation.

Other Income and Expense, Net

Other expenses net of other income, decreased by approximately $12,000 for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. This decrease in other expenses was due to a decrease in our recognized losses on marketable securities in 2014. This decrease was offset by a decrease in interest and dividend income in 2014, due to a decrease in our cash equivalents and marketable securities balances in 2014.

Provision for Income Taxes

We incurred a net loss for both 2014 and 2013, and took a 100% valuation allowance against all deferred tax assets. Therefore we did not have a provision for taxes for both the nine months ended September 30, 2014 and 2013.

See Note 5 of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding our Income Taxes.

Liquidity, Capital Resources and Financial Position

As of September 30, 2014, we had total cash and cash equivalents, restricted cash and marketable securities of approximately $1.0 million. Our working capital at September 30, 2014, is approximately $1.1 million. Our projected monthly cash flow shortfall from our current operations is approximately $300,000 per month given our current investments in research and development. We are working on consulting revenue opportunities with the overall goal of increasing our profitability and cash flow.

On November 17, 2014, we completed an offering with one institutional investor for the sale of 2,878,516 shares of our common stock and warrants to purchase a total of 2,734,590 shares of our common stock for aggregate gross proceeds, before deducting fees to the Placement Agent and other estimated offering expenses payable by us, of approximately $5 million. The common stock and warrants were sold in fixed combinations, with each combination consisting of one share of common stock and a warrant to purchase 0.95 shares of common stock. The purchase price was $1.75 per fixed combination. The warrants become exercisable six months and one day following the closing date (November 17, 2014, i.e., exercisable beginning May 18, 2015) of the offering and will remain exercisable for 7.5 years from the date of issuance at an exercise price of $2.31 per share.

We received net proceeds of approximately $4.5 million after payment of certain fees and expenses related to the offering. We intend to use the proceeds of the offering for research and development expenses and general working capital purposes.

The following table provides detailed information about our net cash flow for all financial statements periods presented in this Report.

Cash Flow (in millions)

	Nine Months Ended
	September 30,
	2014	2013

Net cash used in operating activities	$(3.4)	$(3.3)
Net cash provided (used in) by investing activities	$(0.1)	$1.5
Net cash provided by financing activities	$0.3	$0.0
Net cash inflow (outflow)	$(3.2)	$(1.8)

Operating Activities

Cash used in operating activities for the nine months ended September 30, 2014, consisted of net loss adjusted for non-cash expense items such as stock-based compensation, as well as the effect of changes in working capital. Cash used in operating activities for the nine months ended September 30, 2014, consisted of a net loss of $3.9 million and net adjustments for stock-based compensation of $0.2 million. Total cash provided by working capital totaled $0.2 million. The cash provided by working capital was due to a decrease in accounts receivable of $0.3 million, offset by a decrease in accounts payable of $0.1 million.

Cash provided by (used in) in operating activities for the nine months ended September 30, 2013, consisted of net loss adjusted for non-cash expense items such as depreciation and amortization, as well as the effect of changes in working capital. Cash used in operating activities for the nine months ended September 30, 2013, consisted of a net loss of $3.6 million and net adjustments for non-cash expense items totaling $0.3 million, consisting of stock-based compensation and depreciation and unrealized and realized losses on marketable securities of $0.3 million. Total cash provided by (used in) working capital totaled $0.0 million. The cash provided by (used in) working capital was due to the decrease prepaid expenses of $0.1 million offset by a decrease in accounts payable and accrued expenses of $0.1 million.

Investing Activities

Net cash provided by our investing activities for the nine months ended September 30, 2014, as compared to net cash provided by our investing activities for the nine months ended September 30, 2013, decreased by approximately $1.6 million. Such decrease in cash provided by our investing activities was due to the decrease in proceeds from the sale of our marketable securities of $1.6 million. Patent applications costs are part of our investing activities. These applications are filed for the new developments resulting from our research and development activities in our technology business segment. We anticipate these patent costs to increase in the future periods due to the continuing research and development work we plan to perform on our all-metal fuel design.

Financing Activities

Net cash provided by (used in) our financing activities for the nine months ended September 30, 2014, as compared to 2013 increased by $0.3 million. This increase was due to the issuance of 132,822 shares of our common stock upon the exercise of warrants issued in conjunction with the October 21, 2013 stock offering. We received $2.30 for each share issued or approximately $305,000.

See Note 8 of the Notes to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding our Stockholders’ Equity.

Short-Term and Long-Term Liquidity Sources

We are an early stage company and will likely need additional funding by way of strategic alliances, further offerings of equity securities, an offering of debt securities, or a financing through a bank in order to support the remaining research and development activities required to further enhance and complete the development of our fuel products to a commercial stage.

The primary potential sources of cash available to us are as follows:

1.	Equity investment from investors; and

2.	New consulting contracts.

In support of our long-term business plan with respect to our fuel technology business, we are endeavoring to create strategic alliances with major fuel vendors, fuel fabricators and/or other strategic parties during the next three years, to support the remaining research and development activities required to further enhance and complete the development of our fuel products to a commercial stage. We may be unable to form such strategic alliances on terms acceptable to us or at all. We are working on revenue opportunities with the overall goal of achieving profitability and increasing our cash flow.

We believe that if we are awarded new consulting contracts, the margin earned on these new contracts will favorably impact our short-term and long-term liquidity to help fund our corporate business segment and will supplement the funding for our anticipated research and development expenses of our nuclear fuel technologies, of $2 million over the next 12-15 months.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report on Form 10-Q. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management (including the chief executive officer and chief financial officer) to allow timely decisions regarding required disclosure and that our disclosure controls and procedures are effective to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

We need to raise additional funds to continue our research and development activities and our operations, and we may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we raise additional equity or convertible debt financing, our stockholders may experience significant dilution of their ownership interests and the per-share value of our common stock could decline. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness and force us to maintain specified liquidity or other ratios. If we need additional capital and cannot raise it on acceptable terms, we may not be able to fully develop our nuclear fuel designs and it will limit our future operations.

If we are unable to enter into one or more commercial agreements with nuclear fuel fabricators and/or fuel development partners, we may not be able to raise money on terms acceptable to us or at all.

We need additional funding to support our research and development activities going forward. Our current plan is to seek external funding from third party sources to support a large portion of the remaining development, testing and demonstration activities relating to our metallic nuclear fuel technology. We are currently in discussions with fuel fabricators/development partners regarding entry into commercial agreements to support our research and development activities and further enhance the development of our fuel products. We are unable to provide a reliable estimate as to the likelihood or timing of any such commercial agreements, at this time. If we are unable to demonstrate meaningful progress towards entry into these commercial agreements or other strategic arrangements to further the development of our fuel products, it may be difficult for us to raise additional capital on terms acceptable to us or at all.

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

Part of our strategy is to partner with major fuel fabricators through technology licensing arrangements. However, these fuel fabricators may potentially develop new nuclear fuel designs that can be used in the same types of reactors as those that we target. Existing fuel fabricators also have established commercial connections to nuclear power facilities that we do not have. If these types of companies were to compete with our nuclear fuel design technology, opportunities to license our technology would be limited.

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

Our fuel designs differ significantly in some aspects from the fuel used today by commercial nuclear power plants. These differences will likely result in more prolonged and extensive review by the U.S. Nuclear Regulatory Commission or its counterparts around the world that could cause development program schedule delays. Entities within the nuclear industry may be hesitant to be the first to use our fuel, which has little or no history of successful commercial use. Furthermore, our fuel development timeline relies on the relevant nuclear regulator to accept and approve technical information and documentation about our fuel that is generated during the research and development program. There is a risk that regulators may require additional information regarding the fuel’s behavior or performance that necessitates additional, unplanned analytical and/or experimental work which could cause program schedule delays and require more research and development funding.

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

An important element of our nuclear engineering work is performed by our Russian employees who operate from our Moscow office. Our nuclear engineering operations conducted in Russia are subject to various political risks and uncertainties inherent in the country of Russia. If U.S.-Russia relations deteriorate, the Russian government may decide to scale back or even cease completely its cooperation with the United States on various international projects, including nuclear power technology development programs, or the U.S. government may decide to impose sanctions or other legal restrictions preventing U.S. businesses from doing business in Russia. If this should happen, nuclear engineering activities performed by our Moscow office staff could be scaled back or shut down, which could cause development program schedule delays and may require additional funding to assemble and employ a nuclear engineering team with similar skills outside Russia. In October 2014, we signed an Initial Cooperation Agreement with Canadian Nuclear Laboratories for fabrication and loop irradiation testing of Lightbridge-designed nuclear fuel samples in Canada. On November 12, 2014, we received a U.S. export authorization letter from the National Nuclear Security Administration of the U.S. Department of Energy approving our proposed scope of work in Canada. We intend to continue pursuing a strategy of shifting the most critical elements of our R&D activities away from Russia to mitigate the Russian political risk.

If the US Department of Energy (“DOE”) were to successfully assert that an invention claimed within our 2007 or 2008 Patent Cooperation Treaty, or PCT, patent applications was first conceived or actually reduced to practice under a contract with the DOE, then our intellectual property rights in that invention could become compromised and our business model could become significantly impeded.

Work on finite aspects and/or testing of some subject matter disclosed in our 2007 and 2008 Russian PCT patent applications was done under a government contract with the DOE. If the DOE asserted that an invention claimed in the 2007 and/or 2008 Russian PCT applications was first conceived or actually reduced to practice under such a contract, and a U.S. court agreed, the DOE could gain an ownership interest in such an invention outside of the Russian Federation and our intellectual property rights in that claimed invention could become compromised and our business model may then be significantly impeded.

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

Intellectual property rights are evolving in Russia, trending towards international norms, but are by no means fully developed. We have worked closely with our Russian branch office employees and other Russian contractors and entities to develop some of our material intellectual property. Some of our earlier intellectual property rights originate from our patent filings in Russia. Our worldwide rights in some of this intellectual property, therefore, may be affected by Russian intellectual property laws. If the application of Russian laws to some of our intellectual property rights proves inadequate, then we may not be able to fully avail ourselves of all of our intellectual property, and our business model may be impeded.

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

Our success depends upon certain members of our senior management, including Seth Grae, our Chief Executive Officer. Mr. Grae’s knowledge of the nuclear power industry, his network of key contacts within that industry and in governments and, in particular, his expertise in the potential markets for our technologies, is critical to the implementation of our business model. Mr. Grae is likely to be a significant factor in our future growth and success. The loss of services by Mr. Grae would likely have a material adverse effect on us.

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

Successful execution of our business model is dependent upon public support for nuclear power in the United States and other countries. Nuclear power faces strong opposition from certain competitive energy sources, individuals and organizations. The major nuclear accident that occurred at the Fukushima nuclear power plant in Japan that is believed to have been caused by a major tsunami wave produced by a strong earthquake that hit Japan on March 11, 2011, has had an adverse effect on public opinion about nuclear power in some countries and the favorable regulatory climate needed to introduce new nuclear technologies. Strong public opposition has hindered the construction of new nuclear power plants and led to early shut-down of the existing nuclear power plants. Furthermore, nuclear fuel fabrication and the use of new nuclear fuels in reactors must be licensed by the U.S. Nuclear Regulatory Commission and equivalent governmental authorities around the world. In many countries, the licensing process includes public hearings in which opponents of the use of nuclear power might be able to cause the issuance of required licenses to be delayed or denied. Following the Fukushima nuclear accident, some countries have announced their plans to delay, scale down or cancel deployment of new nuclear power plants while others, such as Germany, have decided to completely phase out nuclear power over the coming years.

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

We expect that many of our future client engagement agreements will be terminable by our clients with little or no notice and without penalty. Some of our work may involve multiple engagements or stages. In those engagements, there is a risk that a client may choose not to retain us for additional stages of an engagement or that a client will cancel or delay additional planned engagements. In addition, a small number of existing clients account for a majority of our consulting revenues, the loss of any one of which would have a material adverse effect on our results of operations. Some of our existing clients reduced their utilization of our consulting services in 2013 and 2014. Our current consulting clients are not contractually obligated to purchase a certain level of services from us and may significantly reduce their utilization of our services, resulting in a material reduction in revenue.

Our future profitability will suffer if we are not able to maintain current pricing and utilization rates.

Our revenue, and our profitability, will be largely based on the billing rates charged to clients and the number of hours our professionals work on client engagements, which we define as the “utilization” of our professionals. Accordingly, if we are not able to maintain the pricing for our services or an appropriate utilization rate for our professionals, revenues, project profit margins and our future profitability will suffer.

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

We may seek to sell additional equity securities or incur debt to fund our operations. The sale of additional equity securities will result in additional dilution to our stockholders. The incurrence of additional indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure you that financing, if necessary, will be available in amounts or on terms acceptable to us, if at all.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the fiscal quarter ended September 30, 2014.

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

Date: November 19, 2014

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