Form 10-K
period 2014-12-31
LIGHTBRIDGE Corp
filed 2015-03-25
CIK 1084554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
Yes [   ]     No [X]

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
Yes [   ]     No [X]

At June 30, 2014, the aggregate market value of shares held by non-affiliates of the registrant (based upon the closing sale price of such shares on the NASDAQ Capital Market on June 30, 2014 was $35,186,138.

At March 2, 2015 there were 18,082,874 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2014.

LIGHTBRIDGE CORPORATION
FORM 10-K
For the Fiscal Year Ended December 31, 2014

FORWARD-LOOKING STATEMENTS

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We use words such as “believe”, “expect”, “anticipate”, “project”, “target”, “plan”, “optimistic”, “intend”, “aim”, “will”, or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, (1) those concerning market and business segment growth, demand and acceptance of our nuclear energy consulting services and nuclear fuel technology business, (2) any projections of sales, earnings, revenue, margins or other financial items, (3) any statements of the plans, strategies and objectives of management for future operations, (4) any statements regarding future economic conditions or performance, (5) uncertainties related to conducting business in foreign countries, as well as (6) all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, as well as assumptions that if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties, among others, include:

•	our ability to commercialize our nuclear fuel technology,
•	our ability to attract new customers, our ability to employ and retain qualified employees and consultants that have experience in the Nuclear Industry,
•	competition and competitive factors in the markets in which we compete,
•	public perception of nuclear energy generally,
•	general economic and business conditions in the local economies in which we regularly conduct business, which can affect demand for the Company’s services,
•	changes in laws, rules and regulations governing our business,
•	development and utilization of our intellectual property,
•	potential and contingent liabilities, and
•	the risks identified in Item 1A. “Risk Factors” included herein.

All statements other than statements of historical fact are statements that could be deemed forward-looking statements. The Company assumes no obligation and does not intend to update these forward-looking statements, except as required by law.

PART I

Item 1. Description of Business

OVERVIEW OF OUR TWO BUSINESS SEGMENTS

When used in this annual report, the terms “Lightbridge”, “Company”, “we”, “our”, and “us” refer to Lightbridge Corporation and its wholly-owned subsidiaries Thorium Power, Inc. (a Delaware corporation) and Lightbridge International Holding, LLC (a Delaware limited liability company).

Lightbridge is a leading nuclear fuel technology company and we participate in the nuclear power industry in the United States and internationally. Our mission is to be a world leader in the design and licensing of nuclear fuels that are economically attractive, enhance reactor safety, proliferation resistant, and produce less waste than current generation fuels, and to provide world-class strategic advisory services to governments and utilities seeking to develop or expand civil nuclear power programs.

Our business operations can be categorized in two segments:

(1)

Our nuclear fuel technology business segment - we develop next generation nuclear fuel technology that has the potential to significantly increase the power output of commercial reactors, reducing the cost of generating nuclear energy and the amount of nuclear waste on a per-megawatt-hour basis and enhancing reactor safety and the proliferation resistance of spent fuel. Our main focus is on our nuclear fuel technology business segment.

(2)

Our nuclear energy consulting business segment - we provide nuclear power consulting and strategic advisory services to commercial and governmental entities worldwide. Our nuclear consulting business operations are intended to help defray a portion of the costs relating to the development of our nuclear fuel technology.

Financial information about our business segments is included in Part II Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 11 Segment Information, of the Notes to the Consolidated Financial Statements, included in Part II Item 8, Financial Statements of this Annual Report on Form 10-K.

NUCLEAR FUEL TECHNOLOGY BUSINESS SEGMENT

Since the founding of our company, we have been engaged in the design and development of proprietary, innovative nuclear fuels. This effort has led us to develop a metallic fuel rod design that is at the heart of each of our nuclear fuel products. The Company’s efforts are focused on the success of our nuclear fuel.

We are currently focusing our development efforts on all-metal fuel (i.e., non-oxide fuel) for currently operating as well as new build reactors. The Company also owns fuel assembly designs for all-uranium seed and blanket fuel for existing plants and new build reactors and thorium-based seed and blanket fuel for both existing and new build reactors. Each of the fuel designs utilizes our metallic fuel rod technology, and each design advances our mission to improve the cost competitiveness, safety, proliferation resistance, and performance of nuclear power generation. The Company’s focus on metallic fuel is based on input from nuclear utilities that have expressed interest in the improved economics and enhanced safety that metallic fuel can provide.

In response to the challenges associated with conventional oxide fuels, we believe our innovative, proprietary metallic fuels will be capable of significantly higher burnup and power density compared to conventional oxide fuels. The fuel in a nuclear reactor generates heat energy. That heat is then converted through steam into electricity that is sold. Burnup is the total amount of electricity generated per unit mass of nuclear fuel, and is a function of the power density of a nuclear fuel and the amount of time the fuel operates in the reactor. Power density is the amount of heat power generated per unit volume of nuclear fuel. Conventional oxide fuel used in existing commercial reactors is approaching the limits of its burnup and power density capability. As a result, further optimization to increase power output from the same core size and improve the economics and safety of nuclear power generation using conventional oxide fuel technologies is limited. As the industry prepares to meet the increasing global demand for electricity production, longer operating cycles and higher reactor power outputs have become a much sought-after solution for the current and future reactor fleet.

Our proprietary nuclear fuel designs have the potential to significantly enhance the nuclear power industry’s economics and increase power output by:

•

providing an increase in power output of up to 10% while simultaneously extending the operating cycle length from 18 to 24 months in existing pressurized water reactors (which are currently limited to an 18-month operating cycle); or increasing the power up to 17% while retaining an 18-month operating cycle;

•	enabling increased reactor power output (up to 30% increase) without changing the core size in new build PWRs; and

•	reducing the volume of spent fuel per kilowatt-hour as well as enhancing proliferation resistance of spent fuel.

There are significant technology synergies among our primary fuel products due to utilization of the proprietary metallic fuel rod technology that is at the core of each of them. Once completed, a full-scale demonstration and qualification of the metallic fuel rod technology will simultaneously advance all of our product families currently under development. Due to the significantly lower fuel operating temperature, our metallic nuclear fuel rods are expected to provide major improvements to safety margins during off-normal events.

We are currently focusing our development efforts on the metallic fuel with a power uprate of up to 10% and a 24-month operating cycle in existing Westinghouse-type four-loop pressurized water reactors. Those reactors represent a large segment of the global market and comprise our initial target market. Our metallic fuel could also be adapted for use in other types of water-cooled commercial power reactors, such as boiling water reactors, CANDU heavy water reactors, as well as water-cooled small modular reactors.

On October 20, 2014, we announced the signing of an initial cooperation agreement with Canadian Nuclear Laboratories (CNL), a wholly owned subsidiary of Atomic Energy of Canada Limited, for fabrication and test reactor irradiation of Lightbridge’s patented next generation metallic nuclear fuel samples. Though we had initially planned for all of the work to take place at a single location in Chalk River, Ontario, Canada, subsequent to our announcement the Canadian government made an official decision to extend the operating life of the National Research Universal reactor at Chalk River only until the end of March 2018. This shorter than expected operating life extension would not be able to accommodate all of our anticipated schedule for irradiation testing of our metallic fuel samples. Consequently our plan is now to work with CNL on fabrication of our fuel samples at their Chalk River facilities, with full irradiation of the fabricated fuel samples to be performed separately in a pressurized water loop of the Halden research reactor located in Halden, Norway. The operating license of the Halden research reactor has recently been renewed through 2020 which fits well with our anticipated irradiation testing schedule. Our current plan is to have post-irradiation examination of the irradiated fuel samples performed on the same site in Norway. There is also the opportunity to utilize additional nearby hot cell facilities located in Studsvik, Sweden that are operated by the Swedish company Studsvik AB.

In 2014, our main US patent for the metallic fuel was issued and we received export control authorization from the US Department of Energy for all the planned work in Canada and we have begun the process to seek authorization for all planned work in Norway and Sweden. In the first half of 2015, we expect to begin working with CNL to fabricate our metallic fuel samples. At the end of 2016 or in early 2017, we expect to begin irradiation of the fabricated fuel samples in the Halden research reactor in Norway under prototypic commercial reactor operating conditions.

In late 2017-early 2018, we expect the first major results from the irradiation testing under prototypic commercial reactor operating conditions. We believe these test results will allow us to enter into a commercial arrangement with one or more major fuel fabricators or development partners at that time. Our plan is to license our fuel technology to the global nuclear power industry to enable existing fuel fabricators to manufacture and sell our nuclear fuel to their customers.

US Nuclear Regulatory Commission licensing processes require engineering analysis of a large break loss-of-coolant accident (LOCA), as well as many other scenarios. The LOCA scenario assumes failure of a large water pipe in the reactor coolant system. Under LOCA conditions, the fuel and cladding temperatures rise due to reduced cooling capacity. Preliminary analytical modeling shows that under a design-basis LOCA scenario, unlike conventional uranium dioxide fuel, the cladding of the Lightbridge-designed metallic fuel rods would stay at least 200 degrees below the 850-900 degrees Celsius temperature at which steam begins to react with the zirconium cladding to generate hydrogen gas. Buildup of hydrogen gas in a nuclear power plant can lead to a detonation. Lightbridge fuel is designed to prevent hydrogen gas generation in design-basis LOCA situations, which is a major safety benefit.

We believe our fuel designs will allow current and new build nuclear reactors to safely increase power production and reduce operations and maintenance costs on a per kilowatt-hour basis. New build nuclear reactors could also benefit from the reduced upfront capital investment per kilowatt of generating capacity. In addition to the projected electricity production cost savings, we believe that our technology can result in utilities or countries needing to deploy fewer new reactors to generate the same amount of electricity, resulting in significant capital cost savings. For utilities or countries that already have operating reactors, our technology could be utilized to increase the power output of those reactors as opposed to building new reactors. Further, we believe that the fuel fabrication or manufacturing process for this new fuel design is simpler, which we expect could lower fuel fabrication costs.

CONSULTING BUSINESS SEGMENT

Our business model expanded with the establishment of a consulting business segment in 2007, through which we provide consulting and strategic advisory services to companies and governments planning to create or expand electricity generation capabilities using nuclear power plants. On August 1, 2008, we signed separate consulting services agreements with two government entities: Emirates Nuclear Energy Corporation (ENEC) formed by Abu Dhabi, one of the member Emirates of the United Arab Emirates (UAE), and the Federal Authority for Nuclear Regulation (FANR) formed by the government of the UAE. Under these two original agreements, we have provided consulting and strategic advisory services over a contract term of five years starting from June 23, 2008. The ENEC contract has been extended through 2015. The FANR contract has been extended to December 31, 2016. These contracts can each continue to be extended upon agreement by both parties. Substantially all of our consulting business segment revenue is from foreign sources.

On October 7, 2013, we were selected as technical advisor to provide independent re-verification of equipment and material procurement processes related to construction and maintenance of nuclear power plants operated by Korea Hydro and Nuclear Power Company (KHNP). As a subcontractor to London-based Lloyd's Register Group Limited, we will focus on the environmental and seismic qualification and commercial grade dedication aspects of a two-year Lloyd's Register/KHNP contract that will end in October 2015.

On August 11, 2014, we were selected to provide quality assurance, safety, and construction inspection services in support of the in-house inspection team of FANR. As a team with Lloyd’s Register, this work is in addition to our ongoing support of FANR’s activities.

On August 14, 2014 we signed a Memorandum of Understanding with the Vietnam Agency for Radiation and Nuclear Safety (“VARANS”) to provide regulatory, legal, and administrative support to Vietnam’s civil nuclear program.

On October 17, 2014 we signed a comprehensive cooperation agreement with the Vietnam Atomic Energy Institute (VINATOM) for consulting services related to the construction and safe operation of Vietnam's Atomic Energy Research Center, including a nuclear research reactor. Our collaboration with VINATOM involves 24 specific activities, including design review and selection of nuclear research reactors, site selection, and nuclear security protocols.

On October 17, 2014 we signed a teaming agreement with Vietnam's leading energy engineering consultant, Power Engineering Consulting Joint Stock Company 1 (PECC1), for consulting services related to construction and safe operation of a nuclear research reactor, which is planned as part of the country's Center for Nuclear Energy Science and Technology (CNEST). Work under the five-year, Lightbridge/VINATOM agreement will support CNEST, Vietnam's nuclear science and technology center, a planned US $500 million facility. The VINATOM agreement also stipulates support for nuclear quality assurance, research-reactor fuel selection, control-room operations, safeguards, control, and accounting of nuclear material, and related training programs. We expect our first revenue-generating opportunities in Vietnam may take place in the later part of 2015.

OUR BUSINESS STRATEGY – NUCLEAR FUEL TECHNOLOGY BUSINESS SEGMENT

We intend to license our intellectual property for nuclear fuel designs to existing major nuclear fuel fabricators and have fuel supply contracts with utilities that own and operate nuclear power plants worldwide. We believe that such partnering will allow us to take advantage of the existing customer base of fuel fabricators, thus enabling our fuel products to achieve higher market penetration rates in a relatively short period of time. We are currently pursuing a research, development, and demonstration strategy aimed at generating sufficient interest and confidence in our fuel technology among major fuel fabricators with a view to entering into a commercial arrangement with one or more of them near the completion of the first half of our loop irradiation testing program. We believe there may be opportunities for licensing our fuel fabrication technology and engineering support fees from fuel fabricators.

We anticipate that the following factors will play a key role in structuring a technology license agreement with a major fuel supplier:

•	Sharing of future fuel development costs;
•	An upfront technology access fee payable to us;
•	Ongoing royalty fees from future fuel product sales payable to us based on a cost sharing formula; and
•	Potential engineering support or consulting payments payable to us.

Our commercialization efforts are based on a multi-prong approach that we believe will increase the likelihood of success:

1.	Approach major fuel fabricators (push marketing strategy to our direct licensing customers)

2.	Early outreach to nuclear power utilities (pull marketing strategy to the customers of the fuel fabricators)

3.	Generate public, industry, and government awareness in our fuel technologies

We are putting a significant amount of effort into reaching out to major fuel fabricators. Our ultimate commercial success depends on how soon and what kind of a commercial arrangement we are able to negotiate with one or more of these potential partners. As a result, building relationships with these potential partners and keeping them up-to-date on our fuel technology demonstration progress through ongoing dialogue are the essential elements of our commercialization strategy.

KEY FUEL DEVELOPMENTS IN 2014

We made considerable progress in 2014 toward execution of our technology development plan, including the following key developments:

•

Signing of an initial cooperation agreement with Canadian Nuclear Laboratories (CNL), a wholly owned subsidiary of Atomic Energy of Canada Limited, for fabrication and test reactor irradiation of Lightbridge's patented next generation metallic nuclear fuel samples. Our current plan is to work with CNL on fabrication of our fuel samples at their Chalk River facilities, with full irradiation of the fabricated fuel samples to be performed in a pressurized water loop of the Halden research reactor located in Halden, Norway. The operating license of the Halden research reactor has recently been renewed through 2020 which fits well with our anticipated irradiation testing schedule. Our current plan is to have post-irradiation examination of the irradiated fuel samples performed on the same site in Norway. There is also the opportunity to utilize additional nearby hot cell facilities located in Studsvik, Sweden that are operated by the Swedish company Studsvik AB. In the first half of 2015, we expect to begin working with CNL to fabricate our metallic fuel samples. At the end of 2016 or in early 2017, we expect to begin irradiation of the fabricated fuel samples in the Halden research reactor under prototypic commercial reactor operating conditions;

•

In February 2014, the Company was issued the key US patent covering our multi-lobed metallic fuel rod design and fuel assemblies. The patent number is 8,654,917and is available on the USPTO website at http://www.uspto.gov/. The new patent is the single most important patent in the Company’s intellectual property portfolio and secures patent protection in the US – the world’s largest market of pressurized water reactors currently in operation;

•

In the second quarter of 2014, the Commonwealth of Australia Patents Office approved and issued to the Company a foreign equivalent of the key patent. This is our first foreign patent since the US Office of Patents and Trademarks issued a US patent for this key invention;

•	In addition, the Company was issued patents in China and South Korea based on a 2007 PCT application covering our seed-and-blanket fuel assembly design for Russian VVER-type reactors;

•	In the third quarter of 2014, Lightbridge filed with the U.S. Office of Patents and Trademarks a provisional patent application relating to use of our metallic fuel in CANDU-type power reactors.

NUCLEAR FUEL TECHNOLOGY BUSINESS SEGMENT OPERATIONS

Development of Our Metallic Nuclear Fuel Designs

We are developing innovative, proprietary nuclear fuel designs that can significantly enhance the nuclear power industry’s economics and increase power output by: (1) Providing an increase in power output of up to 10% while simultaneously extending the operating cycle length from 18 to 24 months in existing pressurized water reactors (which are currently limited to an 18-month operating cycle); alternatively, the power can be increased up to 17% while retaining an 18-month operating cycle; (2) Enabling increased reactor power output (up to 30% increase) without changing the core size in new build PWRs; and (3) Reducing the volume of used fuel per kilowatt-hour as well as enhancing proliferation resistance of spent fuel. In addition, as a result of the significantly lower fuel operating temperature, our metallic nuclear fuel rods are expected to have improved safety margins during anticipated off-normal events.

For uprates up to 10%, only relatively minor plant system modifications would be required. Accordingly, we believe that nuclear utilities with existing reactor fleets may find it economically attractive to initially start with a 10% power uprate fuel variant and switch to a 17% power uprate fuel variant at a time when steam generators and other expensive plant equipment reach their lifetime limit and have to be replaced. In that case, nuclear utilities would only have to incur the incremental capital cost above and beyond the cost of standard plant equipment being replaced to accommodate a 17% power uprate in their existing PWR plants.

We believe that a major opportunity for us is the possibility that our advanced nuclear fuel designs, which are currently in the research, development, and demonstration stage, will be used in many existing and new light water nuclear reactors. Light water reactors are the dominant reactor type currently used in the world, and fuels for such reactors constitute the majority of the commercial market for nuclear fuel.

Research and development and related expenses paid by us totaled approximately $1.5 million and $2.0 million for the years ended December 31, 2014 and 2013, respectively.

COMPETITION, CURRENT STATUS AND CHALLENGES OF OUR NUCLEAR FUEL RESEARCH AND DEVELOPMENT WORK

COMPETITION

To our knowledge, our nuclear fuel development project is the only program that we believe could be commercially viable to increase, in a safe and economically attractive way, power output by up to 17% in existing PWRs and up to 30% in new build PWRs. Due to long product development timelines, significant nuclear regulatory requirements, and our intellectual property, we believe that the barriers to entry are very high for a competitor to our nuclear fuel technology segment.

Competition with respect to the design of commercially viable nuclear fuel products is limited to conventional uranium oxide fuels, which, as discussed above, are reaching the limits in terms of their capability to provide increased power output or longer fuel cycles. We believe that the industry needs fuel products that can provide these benefits. While we believe conventional uranium oxide fuel may be capable of achieving power uprates of up to 10% in existing PWRs, doing so would require uranium-235 enrichment levels above 5%, higher reload batch sizes, or a combination thereof. The alternative route of increasing reload batch sizes while keeping uranium enrichment levels below 5% for power uprates up to 10% using conventional uranium oxide fuel raises the cost of each fuel reload, resulting in a significant fuel cycle cost penalty to the nuclear utility. The cost penalty could have a dramatic adverse impact on the economics of existing plants whose original capital cost has already been written off (most US nuclear power plants fall into this category).

Due to poor economics, nuclear utilities may be reluctant to embrace that route as a way to increase power output by up to 10%, which could lead to greater opportunities for use of Lightbridge’s nuclear fuel.

There are several major companies that collectively fabricate a large majority of the fuel used in the world’s commercial nuclear power plants, including both Western-type PWRs and boiling water reactors (BWRs), as well as Russian-type VVERs. To the extent that these companies currently own and may in the future develop new nuclear fuel designs that can be used in the same types of reactors as those targeted by us, they can be viewed as potential competitors. However, our commercialization strategy is not to compete with these major fuel fabricators, but rather to partner with one or more of these companies through technology license arrangements to extend their fuel offerings to their customers with our fuel technologies. For this reason, we consider these companies as potential partners or licensees as opposed to competitors.

CURRENT STATUS

Research and Development Project Schedule

We currently anticipate that we, working in collaboration with our development partners/vendors and contingent upon execution of collaborative research and development agreements with them, will be able to:

•	Have semi-scale metallic fuel samples fabricated in 2015-2016 for irradiation testing in a test reactor environment under prototypic commercial reactor conditions;
•	Perform in-reactor and out-of-reactor experiments in 2015-2020;
•	Establish a pilot-scale fuel fabrication facility and demonstrate full-length fabrication of our metallic fuel rods in 2017-2018;
•	Develop analytical models in 2015-2017 for our metallic fuel technology that can be used for reactor analysis and regulatory licensing; and
•

Begin lead test assembly (LTA) operation in a full-size commercial light water reactor in 2020-2021, which involves testing a limited number of full-scale fuel assemblies in the core of a commercial nuclear power plant over three 18-month cycles.

Accordingly, based on our current estimated schedule, final qualification (i.e., deployment of fuel in the first reload batch) for our 10% power uprate fuel in a commercial reactor is expected in 2023-2024 (at the end of two 18-month cycles of LTA operation). In the interim, once we have the initial fuel performance data from loop irradiation of our fuel samples in a research reactor under prototypic operating conditions of a commercial power reactor, which is currently anticipated by late 2017-early 2018, we expect to enter into a commercial arrangement with one or more major fuel fabricators that may include upfront technology access fees and/or engineering support or consulting payments to us.

Government Approvals and Relationships with Critical Development Partners/Vendors

The sales and marketing of our services and technology internationally may be subject to US export control regulations and the export control laws of other countries. Governmental authorizations may be required before we can export our services or technology or collaborate with foreign entities. If authorizations are required and not granted, our international business plans could be materially affected. Furthermore, the export authorization process is often time consuming. Violation of export control regulations could subject us to fines and other penalties, such as losing the ability to export for a period of years, which would limit our revenue growth opportunities and significantly hinder our attempts to expand our business internationally.

On November 10, 2014 we received our export controls approval from the US Department of Energy for all of our planned work in Canada.

The testing, fabrication and use of nuclear fuels by our future partners, licensees and nuclear power generators will be heavily regulated. The test facilities and other locations where our fuel designs may be tested before commercial use require governmental approvals from the host country’s nuclear regulatory authority. The responsibility for obtaining the necessary regulatory approvals will lie with our research and development contractors that conduct such tests and experiments. Nuclear fuel fabricators, which will ultimately fabricate fuel using our technology under commercial licenses from us, are similarly regulated. Utilities that operate nuclear power plants that may utilize the fuel produced by these fuel fabricators require specific licenses relating to possession and use of nuclear materials as well as numerous other governmental approvals for the ownership and operation of nuclear power plants.

Separately, some of the planned critical path research, development, and demonstration activities require access to certain highly specialized technical expertise and licensed facilities where such development and demonstration work can be carried out. There are a limited number of commercial entities or government research laboratories in the world that possess this kind of technical expertise and have a licensed operating facility, including a limited number in the United States. We are currently focusing our fuel development efforts with both domestic and overseas development partners/vendors. A domestic partner/vendor may eliminate the need to seek a separate US export license authorization for this work. If we proceed with a US national laboratory, any agreement will be subject to DOE’s review and approval. Any delay in such approval of our proposed agreement by DOE could cause program schedule slippage. If we proceed with a US commercial entity, some aspects of the development and demonstration work may still require certain US regulatory approvals (e.g., relating to 19.7% enriched uranium). Any delay in such regulatory approvals could have an adverse impact on our program schedule and future financial results.

CHALLENGES

•

Collaboration with a fuel fabricator that can fabricate the LTAs and a nuclear utility that is willing to accept the LTAs is required for LTA demonstration in a commercial reactor. In the US, the fabricator and the utility will be primarily responsible for securing necessary regulatory licensing approvals for the LTA operation. To this end, in 2011, we established a Nuclear Utility Fuel Advisory Board (NUFAB) to further strengthen dialogue with global nuclear utilities. Separately, we are also pursuing discussions with major fuel fabricators relating to collaboration on our nuclear fuel designs.

•

There is a lack of publicly available experimental data on our metallic fuel. As a result, we will need to conduct various irradiation experiments to confirm fuel performance under normal and off-normal events. Loop irradiation in a test reactor environment prototypic of commercial reactor operating conditions and other experiments on unirradiated and irradiated metallic fuel samples will be essential to demonstrate the performance and advantages of our metallic fuel. We are currently planning loop irradiation testing of our metallic fuel samples in a research reactor as part of this effort.

•

Existing analytical models may be inadequate. New analytical models, capable of accurately predicting the behavior of our metallic fuel during normal operation and off-normal events may be required. Experimental data measured from our planned irradiation demonstrations will help to identify areas where new analytical models or modifications to existing ones may be required.

•

Demonstration of a fabrication process both for semi-scale irradiation fuel samples and subsequently for full-length (12-14 feet) metallic fuel rods for PWR LTAs is required. Past operating experience with similar metallic fuel composition involved fabrication of metallic fuel rods up to 3 feet in length in Russia. In October 2014, we signed an initial cooperation agreement with Canadian Nuclear Laboratories (CNL), a wholly owned subsidiary of Atomic Energy of Canada Limited, to demonstrate fabrication of semi-scale irradiation fuel samples at CNL’s existing facilities in Chalk River, Ontario, Canada. Our current plant is for these fabricated semi-scale irradiation fuel samples to be irradiated to their target burnup in a pressurized water loop of the Halden research reactor located in Halden, Norway and for post-irradiation examination of the irradiated fuel samples to be performed on the same site in Norway. There is also the opportunity to utilize additional nearby hot cell facilities located in Studsvik, Sweden that are operated by the Swedish company Studsvik AB.

SOURCES AND AVAILABILITY OF RAW MATERIALS

We intend that our fuel technology development business will become a licensing business, as we plan to license our metallic fuel technology to fuel fabricators. We do not plan to utilize any raw materials in the conduct of our operations. The fuel fabricators which will ultimately fabricate our fuel products will require zirconium and uranium, and additional raw materials that are required for the production of nuclear fuel assemblies that go into the reactor core.

Uranium and zirconium are available to the fuel fabricators from various suppliers at market prices.

OVERVIEW OF THE NUCLEAR POWER INDUSTRY

Potential Market

Presently, nuclear power provides approximately 7% of the world’s energy, including approximately 11% of the world’s electricity. According to the World Nuclear Association, as of February 2014, there were approximately 434 operable nuclear power plants worldwide, mostly light water reactors, with the most common types being PWRs, BWRs, and VVER reactors (a Russian equivalent of PWRs). Nuclear power provides a non-fossil fuel, low-carbon energy solution that can meet baseload electricity needs.

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

Of the nuclear reactors currently under construction, over 80% are either PWRs or VVERs with a rated electric power output of 1,000 megawatt (“MWe”) or greater.

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

Utilities have embraced power uprates as a cost effective way to increase their generation capacity. While the efforts thus far have occurred mostly in the United States, there is a large, untapped worldwide market for power uprates. There are about 150 PWRs operating outside the United States. If all of these plants had their power increased by 10%, the aggregate generating capacity would increase by about 14,500 MWe. This is equivalent to about 12 new 1,200 MWe reactors. The incentive to proceed with power uprates at the 10% level is significant since there are few changes required to implement the power uprate, and the changes that are required are relatively inexpensive. The limiting factor at the moment is the fuel. We believe that our metallic fuel rod technology will enable the 10% increase in power along with extending the fuel cycle to 24 months, and can be used to support even greater power increases up to 30%.

Most nuclear power plants originally had a licensed lifetime of 25 to 40 years, but engineering assessments have established that many can operate much longer. In the US, approximately 60 reactors have been granted license extensions to continue operating for a total of 60 years. Most of the plants that have not already requested a license extension are expected to apply in the near future. A license extension at about the 30-year mark requires additional capital expenditure for the replacement of worn equipment and outdated control systems.

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

Almost all of the new build reactor designs are either Generation III or Generation III+ type reactors. The primary difference from second-generation designs is that many incorporate passive or inherent safety features which require no active controls or operational intervention to avoid accidents in the event of malfunction. Many of these passive systems rely on gravity, natural convection, or resistance to high temperatures.

Influence of Natural Gas Prices in the United States

Natural gas is currently the cheapest option for power generation in the US, which is causing some utilities to abandon plans for nuclear and other power sources. The abundance of cheap natural gas may adversely affect the markets for nuclear power uprates.

Influence of the Accident at Fukushima, Japan and New International Nuclear Build

The major nuclear accident at the Fukushima nuclear power plant in Japan following the strong earthquake and massive tsunami that occurred on March 11, 2011, increased public opposition to nuclear power in some countries, resulting in a slowdown in, or, in some cases, a complete halt to, new construction of nuclear power plants and an early shut down of existing power plants in certain countries. As a result, some countries that were considering launching new domestic nuclear power programs before the Fukushima accident have delayed or cancelled preparatory activities they were planning to undertake as part of such programs. This has diminished the number of consulting opportunities that we could compete for globally, at least in the near-term. In addition, the Fukushima accident appears to have shrunk the projected size of the global nuclear power market in 2025-2030 as reflected in the most recent reference case projections published by the World Nuclear Association. At the same time, the event has brought a greater emphasis on safety to the forefront that may be beneficial to our metallic fuel that provides improved safety and fuel performance during normal operation and design-basis accidents.

Our Initial Target Market

Presently, we are targeting Western-type PWR reactors with a net capacity of 900 MWe or more that will be under 40 years of age by 2021. These reactors represent the largest market segment, both in terms of operating reactors and new build units under construction or planned. Our technology is applicable to many more reactors than those included in our initial target market. The initial target market was selected as we believe that it represents the largest commercial market segment with the highest potential for return on investment in the near-term.

Based on the WNA’s reactor database, we estimate that the current size of our initial target market is approximately 127 gigawatts electric, or GWe, of net generating capacity. We estimate the size of our target market to expand to 249 GWe by 2025 and 261 GWe by 2030.

Within the identified potential target market, France, China, United States, and Korea represent the largest market segment, accounting for over 80% of the total projected target market size in 2030. We believe that it is important for us, through technology license arrangements with major fuel vendors, to ultimately secure a footing in one or more of these countries in order to achieve meaningful market penetration rates.

Our Intellectual Property

Our nuclear fuel technologies are protected by multiple US and international patents. Our current patent portfolio is comprised of the following patents:

Granted U.S. Patents:

•

Patent No. 8,654,917 for “Nuclear reactor (alternatives), fuel assembly of seed-blanket subassemblies for nuclear reactor (alternatives), and fuel element for fuel assembly” (expiring September 3, 2030);

•

Patent No. 8,116,423 for a “NUCLEAR REACTOR (ALTERNATIVES), FUEL ASSEMBLY OF SEED-BLANKET SUBASSEMBLIES FOR NUCLEAR REACTOR (ALTERNATIVES), AND FUEL ELEMENT FOR FUEL ASSEMBLY” (expiring February 1, 2030);

Granted International Patents:

•

Australian Patent No. 2007363064, based on PCT Patent Application No. PCT/RU2007/000732, filed December 26, 2007, titled “NUCLEAR REACTOR (ALTERNATIVES), FUEL ASSEMBLY OF SEED-BLANKET SUBASSEMBLIES FOR NUCLEAR REACTOR (ALTERNATIVES), AND FUEL ELEMENT FOR FUEL ASSEMBLY” (expires December 26, 2027)

•

Japanese Patent No. 5585883, based on PCT Patent Application No. PCT/RU2007/000732, filed December 26, 2007, titled “NUCLEAR REACTOR (ALTERNATIVES), FUEL ASSEMBLY OF SEED-BLANKET SUBASSEMBLIES FOR NUCLEAR REACTOR (ALTERNATIVES), AND FUEL ELEMENT FOR FUEL ASSEMBLY” (expires December 26, 2027)

•

S. Korean Patent No. 10-1474864, based on PCT Patent Application No. PCT/RU2007/000732, filed December 26, 2007, titled “NUCLEAR REACTOR (ALTERNATIVES), FUEL ASSEMBLY OF SEED-BLANKET SUBASSEMBLIES FOR NUCLEAR REACTOR (ALTERNATIVES), AND FUEL ELEMENT FOR FUEL ASSEMBLY” (expires December 26, 2027)

•

Eurasian Patent No. EA015019 (B1), based on PCT Patent Application No. PCT/RU2007/000732, filed December 26, 2007, titled “NUCLEAR REACTOR (ALTERNATIVES), FUEL ASSEMBLY OF SEED-BLANKET SUBASSEMBLIES FOR NUCLEAR REACTOR (ALTERNATIVES), AND FUEL ELEMENT FOR FUEL ASSEMBLY” (expires December 26, 2027);

•

Ukrainian Patent No. 102716, based on PCT Patent Application No. PCT/RU2008/000801 filed on December 25, 2008 entitled “A Light Water Reactor Fuel Assembly (Alternatives), A Light Water Reactor and A Fuel Assembly Fuel Element” (expires December 26, 2027).

•

Ukrainian Patent No. 98370, based on PCT Patent Application No. PCT/RU2007/000732, filed December 26, 2007, titled “NUCLEAR REACTOR (ALTERNATIVES), FUEL ASSEMBLY OF SEED-BLANKET SUBASSEMBLIES FOR NUCLEAR REACTOR (ALTERNATIVES), AND FUEL ELEMENT FOR FUEL ASSEMBLY” (expires December 26, 2027).

•

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

o	Japanese Application No. JP 2011-543460;
o	Australian Application No. AU20080365658;
o	S. Korean Application No. 10-2011-7016736;
o	Canadian Application No. CA20082748367;
o	Chinese Application No. CN20088132741;
o	Indian Application No. 5521/DELNP/2011;
o	Eurasian Application No. 201100729;
o	European Application No. EP20080879222;
o	US Application No. 13/139,677.
o	When and if these applications are allowed and granted as patents, they are expected to expire on December 25, 2028.

•	Patent Applications Based On PCT International Patent Application No. PCT/US2011/036034, filed May 11, 2011, titled “Fuel Assembly:”

o	Japanese Application No. JP2013-510271;
o	S. Korean Application No. 10-2012-7029003;
o	Canadian Application No. 2,798,539;
o	Chinese Application No. 201180023785.9;
o	Indian Application No. 9326/DELNP/2012;
o	European Application No. 11735927.3;
o	US Application No. 13/695,792;
o	Eurasian Application No. 201201481;

o	Ukrainian Application No. a201213992; and
o	Australian Application No. 2011250906.
o	When and if these applications are allowed and granted as patents, they are expected to expire on May 11, 2030.

In addition to our patent portfolio, we also own the following trademarks:

Registered US Trademarks:

•	LIGHTBRIDGE corporate name (Registration No. 3933449)
•	Lightbridge’s corporate logo (word and design) (Registration No. 3933450)
•	THORIUM POWER corporate name (Registration No. 3791726)

Registered International Trademarks:

•	LIGHTBRIDGE corporate name:
•	European Union (Registration No. 8773988)
•	France (Registration No. (08)3573606)
•	United Kingdom (Registration No. 2486858)
•	Russia (Registration No. 434229)
•	Lightbridge’s corporate logo:
•	European Union (Registration No. 8771875)
•	Russia (Registration No. 434228)
•	THORIUM POWER corporate name:
•	Russia (Registration No. 426009)

Pending Trademark Applications:

•	LIGHTBRIDGE corporate name (US Application No. 86171723)
•	Lightbridge’s corporate logo design mark (US Application No. 86171750)

We are continually executing a strategy aimed at further expanding our intellectual property portfolio.

OUR CONSULTING BUSINESS SEGMENT

The Nature of Our Consulting Services

This segment is primarily engaged in the business of assisting commercial and governmental entities globally with developing and expanding their nuclear industry capabilities and infrastructure. We provide integrated strategic advice across a range of expertise areas including, for example, regulatory development, nuclear reactor site selection, procurement and deployment, reactor and fuel technology, international relations, program management and infrastructure development.

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

Our emergence in the field of nuclear energy consulting is in direct response to the need for independent assessments and highly qualified technical consulting services from countries looking to establish nuclear energy programs, by providing a blueprint for safe, secure, reliable, and cost-effective nuclear power. We offer full-scope strategic planning and advisory services for new and growing existing markets. Furthermore, we only engage with commercial entities and governments that are dedicated to non-proliferative and transparent nuclear programs.

Our consulting services are expert and relationship based, with particular emphasis on key decision makers in senior positions within governments or companies, as well as focus on overall management of nuclear energy programs. To date, nearly all of our revenues have been derived from our consulting and strategic advisory services business segment, which primarily provides nuclear consulting services to entities within the United Arab Emirates, our first significant consulting and strategic advisory client. We have also provided nuclear safety consulting advice to US nuclear utilities. One outside consulting firm accounted for approximately 23% of our total cost of consulting services provided, for the year ended December 31, 2013. We did not have any concentration in consulting services provided by outside consulting firms for the year ended December 31, 2014. As started in 2014, our 2015 and future year plans involves using fewer outside consulting firms. We expect to be working both directly and as a subcontractor to larger companies for our new consulting contracts in 2015 and beyond and utilizing less outside consulting firms to provide us with consulting services in the future.

Competition in Nuclear Industry Consulting

In general, the market for nuclear industry consulting services is competitive, fragmented and subject to rapid change. The market includes a large number of participants with a variety of skills and industry expertise, including local, regional, national, and international firms that specialize in political assessment, legal and regulatory framework, nuclear technology, or program implementation. Some of these companies are global in scope and have greater personnel, financial, technical, and marketing resources than we do. The larger companies offering similar services as we do typically are also active in the delivery of nuclear power plant equipment and/or provision of engineering design services. We believe that our independence, experience, expertise, reputation and segment focus, enable us to compete effectively in this marketplace as a strategic advisor for those governments wishing to develop a new civil nuclear program.

Our major challenge in pursuing our business is that the decision making process for nuclear power programs typically involves careful consideration by many parties and therefore requires significant time. Many of the potential clients that could benefit from our services are in regions of the world where tensions surrounding nuclear energy are high, or in countries where public opinion plays an important role. Domestic and international political pressure and public opposition to nuclear power may hinder our efforts to provide nuclear energy consulting services.

Employees

Our business model is to limit the number of our full-time employees and to rely on individual independent contractors, outside agencies and technical facilities with specific skills to assist with various business functions including, but not limited to: corporate overhead personnel, research and development, and government relations. This model limits overhead costs and allows us to draw upon resources that are specifically tailored to our internal and external (client) needs. As of December 31, 2014, we had seven full-time employees and two part-time employees in the United States and three full-time employees in Russia who were subsequently converted to independent contractors. We utilize a network of independent contractors available for deployment for specialized consulting assignments. We believe that our relationship with our employees and contractors is satisfactory.

History and Corporate Structure

We were incorporated under the laws of the State of Nevada on February 2, 1999. During the period from inception until October 6, 2006, we were engaged in businesses other than our current business. On October 6, 2006, we acquired our wholly-owned subsidiary Thorium Power, Inc. and changed our name to Thorium Power, Ltd. Thorium Power, Inc. was incorporated on January 8, 1992. In 2008, we formed Lightbridge International Holding, LLC (a Delaware limited liability company) to be a holding company for our foreign branch offices. Our foreign branch offices were set up to facilitate our international operations. We registered a branch office in England in 2008 called Lightbridge Advisors Limited and a branch office in Moscow, Russia in July 2009, which we will close in 2015. On September 21, 2009, we changed our name from Thorium Power Ltd. to Lightbridge Corporation to more accurately reflect the varied nature of our business operations. Thorium Power, Inc. remains a wholly-owned subsidiary of Lightbridge Corporation.

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

We will need to raise additional funds in order to continue our research and development activities and our operations, as planned over the next 12 months and we may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we raise additional equity or convertible debt financing, our stockholders may experience significant dilution of their ownership interests and the per-share value of our common stock could decline. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness and force us to maintain specified liquidity or other ratios. If we need additional capital and cannot raise it on acceptable terms, we may not be able to fully develop our nuclear fuel designs, and it will limit our future operations.

If we are unable to enter into one or more commercial agreements with nuclear fuel fabricators and/or fuel development partners, we may not be able to raise money on terms acceptable to us or at all.

Based on our current cash position, we expect to seek new financing or additional sources of capital, depending on capital market conditions, over the next 12 months in order to fund ongoing research and development activities for our nuclear fuel technology. New consulting revenue might be able to extend that date somewhat. Our current plan is to seek external funding from third party sources to support a large portion of the remaining development, testing and demonstration activities relating to our metallic nuclear fuel technology. We are currently in discussions with potential development partners regarding entry into agreements to support our research and development activities and further enhance the development of our fuel products. We are unable to provide a reliable estimate as to the likelihood or timing of any such agreements at this time. If we are unable to demonstrate meaningful progress towards entry into these agreements or other strategic arrangements to further the development of our fuel products, it may be difficult for us to raise additional capital on terms acceptable to us or at all. If we are unable to raise additional capital over the next 9-12 months, it is unlikely that we may be able to execute our current business plan.

Our fuel designs have never been tested in an existing commercial reactor and actual fuel performance, as well as the willingness of commercial reactor operators and fuel fabricators to adopt a new design, is uncertain.

Nuclear power research and development entails significant technological risk. New designs must undergo extensive development and testing necessary for regulatory approval. Our fuel designs are still in the research and development stage and while certain testing on our fuel technologies has been completed, further testing and experiments will be required in test facilities. Furthermore, the fuel technology has yet to be demonstrated in operating conditions analogous to those found in an existing commercial reactor. Until we are able to successfully demonstrate operation of our fuel designs in commercial reactor conditions, we will not be certain about the ability of the fuel we design to perform as expected. In addition, there is also a risk that suitable testing facilities may not be available to us on a timely basis or at a reasonable cost, which could cause development program schedule delays.

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

The nuclear power industry is a highly regulated industry. All entities that operate nuclear facilities and transport nuclear materials are subject to the jurisdiction of the US Nuclear Regulatory Commission, or its counterparts around the world.

Our fuel designs differ significantly in some aspects from the fuel used today by commercial nuclear power plants. These differences will likely result in more prolonged and extensive review by the US Nuclear Regulatory Commission or its counterparts around the world that could cause development program schedule delays. Entities within the nuclear industry may be hesitant to be the first to use our fuel, which has little or no history of successful commercial use. Furthermore, our fuel development timeline relies on the relevant nuclear regulator to accept and approve technical information and documentation about our fuel that is generated during the research and development program. There is a risk that regulators may require additional information regarding the fuel’s behavior or performance that necessitates additional, unplanned analytical and/or experimental work which could cause program schedule delays and require more research and development funding.

Existing commercial nuclear infrastructure in many countries is limited to uranium material enrichments up to 5%. Our metallic fuel is enriched to higher levels which would require modifications to existing commercial nuclear infrastructure and could impede commercialization of our technology.

Existing commercial nuclear infrastructure, including conversion facilities, enrichment facilities, fabrication facilities, fuel storage facilities, fuel handling procedures, fuel operation at reactor sites, used fuel storage facilities and shipping containers, were designed and are currently licensed to handle uranium enrichment up to 5%. Our fuel designs are expected to have enrichment levels up to 19.7% and would therefore require certain modifications to existing commercial nuclear infrastructure to enable commercial nuclear facilities to handle our fuels. Those nuclear facilities will need to go through a regulatory licensing process and obtain regulatory approvals to be able to handle uranium with enrichment levels up to 19.7% and operate commercial reactors using our fuel. There is a risk that some relevant entities within the nuclear power industry may be slow in making any required facility infrastructure modifications or obtaining required licenses or approvals to handle our fuel or operate commercial reactors using our fuel. There is also a risk associated with possible negative perception of uranium enrichment greater than 5% that could potentially delay or hinder regulatory approval of our nuclear fuel designs.

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

Our plans to develop our fuel designs depend on our ability to acquire the rights to the designs, data, processes, and methodologies that are used or may be used in our business in the future. If we are unable to obtain such rights on reasonable terms in the future or develop our own know-how necessary for fabrication of our nuclear fuel designs, our ability to exploit our intellectual property may be limited.

We do not currently possess all of the necessary know-how or have licensing or other rights to acquire or utilize certain designs, data, methodologies, or processes required for the fabrication of our fuel assemblies. If we, or a fuel fabricator to which we license our fuel technology, desires to utilize such existing processes or methodologies in the future, a license or other right to use such technologies from other entities that previously developed and own such technologies would be required. Alternatively, we would have to develop our own know-how necessary for fabrication of our metallic fuel rods and fuel assembly components. Nuclear operators typically seek diversity of fuel supply and may be hesitant to use a fuel product that is only available from a single supplier. If we are unable to obtain a license or other right to acquire or utilize certain processes or develop our own know-how required for the fabrication of our metallic fuel rods and fuel assembly components, or there is only a single supplier of our fuel assemblies, then we may not be able to fully exploit our intellectual property and may be hindered in the sale of our fuel products and services.

Some of our nuclear engineering work is performed by individual consultants based in Russia, making it subject to political uncertainties relating to Russia and US.-Russian relations.

Some of our nuclear engineering work is performed by individual consultants based in Russia. Our nuclear engineering operations conducted in Russia are subject to various political risks and uncertainties inherent in the country of Russia. If US-Russia relations deteriorate, the Russian government may decide to scale back or even cease completely its cooperation with the United States on various international projects, including nuclear power technology development programs, or the US government may decide to impose sanctions or other legal restrictions preventing US businesses from doing business in Russia. If this should happen, nuclear engineering activities performed by our Russian consultants could be scaled back or shut down, which could cause development program schedule delays and may require additional funding to hire nuclear engineering consultants with similar skills outside Russia. In October 2014, we signed an Initial Cooperation Agreement with Canadian Nuclear Laboratories for fabrication and loop irradiation testing of Lightbridge-designed nuclear fuel samples in Canada. On November 12, 2014, we received a US export authorization letter from the National Nuclear Security Administration of the US Department of Energy approving our proposed scope of work in Canada. We intend to continue pursuing a strategy of shifting the most critical elements of our R&D activities away from Russia to mitigate Russia political risk.

Our plans to develop our fuel technology depend on the renewal of the 123 Agreement between the United States and Norway. If the 123 Agreement is not renewed, we may suffer program schedule delays, which could have a detrimental impact on our operations.

On October 20, 2014, we announced the signing of an Initial Cooperation Agreement with Canadian Nuclear Laboratories (CNL), formerly known as AECL – Chalk River Laboratories, in Canada to perform fabrication and loop irradiation testing of Lightbridge-designed fuel samples at CNL’s existing facilities at Chalk River, ON, Canada. At the time of the announcement, our preference was for all of the proposed work to take place at a single location in Chalk River, Ontario, Canada. Subsequently, on February 9, 2015, the Canadian government made an official decision to extend the operating life of the National Research Universal reactor at Chalk River from 2016 through March 31, 2018. This shorter than expected operating life extension would not be able to accommodate all of our anticipated schedule for irradiation testing of our metallic fuel samples. Shipping partially irradiated fuel samples from Canada to another research reactor in a different country would entail significantly higher shipping costs, longer timelines, and more challenging transportation logistics. As a result, our current plan is to work with CNL on fabrication of our fuel samples at their Chalk River facilities, with full irradiation of the fabricated fuel samples to be performed in a pressurized water loop of the Halden research reactor located in Halden, Norway. The operating license of the Halden research reactor has recently been renewed through 2020 which would allow us to maintain our proposed irradiation testing schedule. Our current plan is to have post-irradiation examination of the irradiated fuel samples performed on the same site in Norway or to utilize additional nearby hot cell facilities located in Studsvik, Sweden that are operated by the Swedish company Studsvik AB.

In February 2015, in response to our request for guidance, the National Nuclear Security Administration of the US Department of Energy, or NNSA, confirmed that the proposed activities relating to fabrication, irradiation testing and post-irradiation examination of our fuel samples as outlined in our revised plan are generally authorized. However, the NNSA supplementally stated that a transfer of our fuel samples to Norway would not be possible until the “123 Agreement” between the United States and Norway was renewed. A “123 Agreement” is required under Section 123 of the U.S. Atomic Energy Act for significant transfers of nuclear material, equipment, or components from the United States to another nation. If the 123 Agreement between the United States and Norway is not renewed by the time our fuel samples are fabricated and ready for shipment (currently expected around the end of 2016), we may risk program schedule delays. Such delays could disrupt our fuel technology development plans, which may have a detrimental impact on the results of our operations.

If the US Department of Energy (“DOE”) were to successfully assert that an invention claimed within our 2007 or 2008 Patent Cooperation Treaty, or PCT, patent applications was first conceived or actually reduced to practice under a contract with the DOE, then our intellectual property rights in that invention could become compromised and our business model could become significantly impeded.

Work on finite aspects and/or testing of some subject matter disclosed in our 2007 and 2008 Russian PCT patent applications was done under a government contract with the DOE. If the DOE asserted that an invention claimed in the 2007 and/or 2008 Russian PCT applications was first conceived or actually reduced to practice under such a contract, and a US court agreed, the DOE could gain an ownership interest in such an invention outside of the Russian Federation and our intellectual property rights in that claimed invention could become compromised and our business model may then be significantly impeded.

If we are unable to obtain or maintain intellectual property rights relating to our technology, the commercial value of our technology may be adversely affected, which could in turn adversely affect our business, financial condition and results of operations.

Our success and ability to compete depends in part upon our ability to obtain protection in the United States and other countries for our nuclear fuel designs by establishing and maintaining intellectual property rights relating to or incorporated into our fuel technologies and products. We own a variety of patents and patent applications in the United States, as well as corresponding patents and patent applications in several other jurisdictions. We have not obtained patent protection in each market in which we plan to compete. We do not know how successful we would be should we choose to assert our patents against suspected infringers. Our pending and future patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Even if issued, patents may be challenged, narrowed, invalidated, or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length of term of patent protection we may have for our products. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection, which could in turn adversely affect our business, financial condition and results of operations.

If we infringe or are alleged to infringe intellectual property rights of third parties, our business, financial condition and results of operations could be adversely affected.

Our nuclear fuel designs may infringe, or be claimed to infringe, patents or patent applications under which we do not hold licenses or other rights. Third parties may own or control these patents and patent applications in the United States and elsewhere. Third parties could bring claims against us that would cause us to incur substantial expenses and, if successfully asserted against us, could cause us to pay substantial damages. If a patent infringement suit were brought against us, we could be forced to stop or delay commercialization of the fuel design or a component thereof that is the subject of the suit. As a result of patent infringement claims, or in order to avoid potential claims, we may choose or be required to seek a license from the third party and be required to pay license fees, royalties, or both. These licenses may not be available on acceptable terms, or at all. Even if we were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we could be forced to cease some aspect of our business operations if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms. This could significantly and adversely affect our business, financial condition, and results of operations. In addition to infringement claims against us, we may become a party to other types of patent litigation and other proceedings, including interference proceedings declared by the United States Patent and Trademark Office regarding intellectual property rights with respect to our nuclear fuel designs. The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Patent litigation and other proceedings may also absorb significant management time.

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

Intellectual property rights are evolving in Russia, and are trending towards international norms, but are by no means fully developed. We have worked closely with our Russian branch office employees and other Russian contractors and entities to develop some of our material intellectual property. Some of our earlier intellectual property rights originate from our patent filings in Russia. Our worldwide rights in some of this intellectual property, therefore, may be affected by Russian intellectual property laws. If the application of Russian laws to some of our intellectual property rights proves inadequate, then we may not be able to fully avail ourselves of all of our intellectual property, and our business model may be impeded.

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

The major nuclear accident at the Fukushima nuclear power plant in Japan following the strong earthquake and massive tsunami that occurred on March 11, 2011, increased public opposition to nuclear power in some countries, resulting in a slowdown in, or, in some cases, a complete halt to, new construction of nuclear power plants and an early shut down of existing power plants in certain countries. As a result, some countries that were considering launching new domestic nuclear power programs before the Fukushima accident have delayed or cancelled preparatory activities they were planning to undertake as part of such programs. This has diminished the number of consulting opportunities that we could compete on globally, at least in the near-term. In addition, the Fukushima accident appears to have shrunk the projected size of the global nuclear power market in 2025-2030 as reflected in the most recent reference case projections published by the World Nuclear Association.

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

We rely heavily on our contractor staff and management team. Our success depends, in large part, on our ability to hire, retain, develop, and motivate highly skilled professionals. Competition for these skilled professionals is intense and our inability to hire, retain and motivate adequate numbers of consultants and managers could adversely affect our ability to meet client needs and to continue the development of our fuel designs. A loss of a significant number of our employees could have a significant negative effect on us. Any significant volatility or sustained decline in the market price of our common stock could impair our ability to use equity-based compensation to attract, retain, and motivate key employees and consultants.

Successful execution of our business model is dependent upon public support for nuclear power and overcoming public opposition to nuclear energy as a result of the major nuclear accident at Fukushima.

Successful execution of our business model is dependent upon public support for nuclear power in the United States and other countries. Nuclear power faces strong opposition from certain competitive energy sources, individuals, and organizations. The major nuclear accident that occurred at the Fukushima nuclear power plant in Japan beginning on March 11, 2011, has had an adverse effect on public opinion about nuclear power in some countries and the favorable regulatory climate needed to introduce new nuclear technologies. Strong public opposition has hindered the construction of new nuclear power plants and led to early shut-down of the existing nuclear power plants. Furthermore, nuclear fuel fabrication and the use of new nuclear fuels in reactors must be licensed by the US Nuclear Regulatory Commission and equivalent governmental authorities around the world. In many countries, the licensing process includes public hearings in which opponents of the use of nuclear power might be able to cause the issuance of required licenses to be delayed or denied. Following the Fukushima nuclear accident, some countries have announced their plans to delay, scale down, or cancel deployment of new nuclear power plants while others, such as Germany, have decided to completely phase out nuclear power over the coming years.

We may not be able to receive or retain authorizations that may be required for us to sell our services, or license our technology internationally.

The sales and marketing of our services and technology internationally may be subject to US export control regulations and the export control laws of other countries. Governmental authorizations may be required before we can export our services or technology. If authorizations are required and not granted, our international business plans could be materially affected. The export authorization process is often time consuming. Violation of export control regulations could subject us to fines and other penalties, such as losing the ability to export for a period of years, which would limit our revenue growth opportunities and significantly hinder our attempts to expand our business internationally.

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

Any client engagements that we obtain will be subject to the risk of legal liability. Any public assertion or litigation alleging that our services were negligent or that we breached any of our obligations to a client could expose us to significant legal liabilities, could distract our management, and could damage our reputation. We carry professional liability insurance, but our insurance may not cover every type of claim or liability that could potentially arise from our engagements. The limits of our insurance coverage may not be enough to cover a particular claim or a group of claims, and the costs of defense.

Our results of operations could be adversely affected by disruptions in the marketplace caused by economic and political conditions.

Global economic and political conditions affect our clients’ businesses and the markets they serve. A severe and/or prolonged economic downturn or a negative or uncertain political climate could adversely affect our clients’ financial condition and the levels of business activity engaged in by our clients and the industries we serve. Clients could determine that discretionary projects are no longer viable or that new projects are not advisable. This may reduce demand for our services, depress pricing for our services, or render certain services obsolete, all of which could have a material adverse effect on our results of operations. Changes in global economic conditions or the regulatory or legislative landscape could also shift demand to services for which we do not have competitive advantages, and this could negatively affect the amount of business that we are able to obtain. Although we have implemented cost management measures, if we are unable to appropriately manage costs or if we are unable to successfully anticipate changing economic and political conditions, we may be unable to effectively plan for and respond to those changes, and our business could be negatively affected.

Risks Relating to the Ownership of Our Securities

There may be volatility in our stock price, which could negatively affect investments, and stockholders may not be able to resell their shares at or above the value they originally purchased such shares.

The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

•	quarterly variations in operating results;
•	changes in financial estimates by securities analysts;
•	changes in market valuations of other similar companies;
•	limited liquidity in our common stock;
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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Description of Property

We are obligated to pay approximately $32,000 per month for office rent and approximately another $2,000 per month for other fees for the rented office space located at 1600 Tysons Boulevard, Suite 550, Tysons Corner, Virginia 22102. The space is used by our executives, employees, and contractors for administrative purposes, consulting work and research and development activities. The term of the lease for our offices expires on March 1, 2018. We are currently looking to sublease our current office space and are looking for alternative less expensive office space for 2015.

Item 3. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe could have a material adverse effect on our business, financial condition or operating results, except for the following:

James D. Guerra, Jr., our former Chief Financial Officer, filed a complaint against the Company and Seth Grae, President and Chief Executive Officer, with the Circuit Court of Fairfax County, Virginia (the “Fairfax County Complaint”), and a separate complaint against the Company with the U.S. Occupational Safety and Health Administration (the “OSHA Complaint”) on March 9, 2015.

The Fairfax County Complaint contained two claims for damages. The first claim alleged that the Company and Mr. Grae made defamatory statements regarding Mr. Guerra. The claim demands at least $1,000,000 in compensatory damages; costs, including reasonable fees for attorneys; and punitive damages of $1,000,000. The second claim alleges that the Company breached Mr. Guerra’s employment contract by not paying Mr. Guerra $15,507.19 for paid time off, and demands additional compensatory damages of at least $15,507.19.

The OSHA Complaint alleges that the Company unlawfully retaliated against Mr. Guerra for challenging allegedly improper actions of the Company by making allegedly defamatory statements and terminating Mr. Guerra from his employment with the Company. Mr. Guerra’s demand for damages is for back pay, front pay, and special damages. The complaint did not specify the amount of damages sought.

The Company believes that all of the claims by Mr. Guerra are without merit and intends to vigorously defend itself.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the NASDAQ Capital Market under the symbol “LTBR”.

The following table sets forth, for the periods indicated, the high and low sales prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Fiscal Year	Quarter	High	Low
	Ending

2014	December 31	$2.37	$1.52
	September 30	$3.54	$2.25
	June 30	$2.88	$1.94
	March 31	$3.79	$1.47

2013	December 31	$2.12	$1.37
	September 30	$3.15	$1.51
	June 30	$1.81	$1.38
	March 31	$2.30	$1.49

Holders

As of December 31, 2014, our common stock was held by 109 stockholders of record, including Cede & Co., the nominee for the Depository Trust & Clearing Corporation and consequently that number does not include beneficial owners of our common stock who hold their stock in “street name” through their brokers.

Dividends

We have never paid dividends. While any future dividends will be determined by our directors after consideration of the earnings, financial condition, and other relevant factors, it is currently expected that available cash resources will be utilized in connection with our ongoing operations for the foreseeable future.

Transfer Agent

Our transfer agent and registrar for our common stock is Computershare Trust Company, 8742 Lucent Blvd., Suite 225, Highlands Ranch, Colorado, 80129. Its telephone number is 800-962-4284 and facsimile is 303-262-0604.

Recent Sales of Unregistered Securities

We did not sell any securities without registration under the Securities Act of 1933 during the fiscal year ended December 31, 2014.

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
•

Operations Review — an analysis of our consolidated results of operations for the two years presented in our consolidated financial statements. Except to the extent that differences among our operating segments are material to an understanding of our business as a whole, we present the discussion in the MD&A on a consolidated basis; and

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

Overview of Our Business

We are a leading nuclear fuel technology company, and participate in the nuclear power industry in the US and internationally. Our business operations can be categorized into two segments: (i) our technology segment, which is a developer of next generation nuclear fuel technology that has the potential to significantly improve the economics of existing and new nuclear power plants by uprating the power output of reactors, reducing the per-unit of electricity cost of generating energy, and also improving the reactor safety margins and reducing nuclear waste and proliferation potential, and (ii) our consulting segment, which provides nuclear power consulting and strategic advisory services to commercial and governmental entities worldwide, both in nuclear power generation and nuclear regulation.

To date, our consulting revenue has not provided sufficient cash flow to cover both our research and development expenses and corporate overhead expenses.

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

The major nuclear accident at the Fukushima nuclear power plant in Japan in March 2011 increased public opposition to nuclear power in some countries, resulting in a slowdown in, or a complete halt to, new construction of nuclear power plants and an early shut down of existing power plants in select countries. As a result, some countries that were considering launching new domestic nuclear power programs before the Fukushima accident have delayed or cancelled preparatory activities that they were planning to undertake as part of such programs. After the Fukushima accident, there has been an increased interest by nuclear utilities in seeking safety enhancements to reduce the likelihood and effects of future accidents, which may create opportunities for our nuclear fuel technology business segment.

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

US Nuclear Regulatory Commission processes require engineering analysis of a large break loss-of-coolant accident (LOCA). The scenario assumes failure of a large water pipe in the reactor coolant system. Under LOCA conditions, the fuel and cladding temperatures rise due to reduced cooling capacity. Preliminary analytical modeling shows that under a LOCA scenario, unlike conventional uranium dioxide fuel, the cladding of the Lightbridge-designed metallic fuel rods would stay at least 200 degrees below the 850-900 degrees Celsius temperature at which steam begins to react with the zirconium cladding generating hydrogen gas. Buildup of hydrogen gas in a nuclear power plant can lead to a detonation. Lightbridge fuel is designed to prevent hydrogen gas generation in LOCA situations.

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

In response to specific feedback from Lightbridge’s Nuclear Utility Fuel Advisory Board comprised of senior fuel managers from four large US nuclear utilities (Exelon, Duke, Dominion, and Southern Company), we have enhanced our metallic fuel assembly design for existing PWRs, eliminating the outer blanket row of oxide fuel rods and making our entire fuel assembly metallic. This major design improvement eliminates potential fuel performance constraints associated with having conventional uranium dioxide fuel rods in our previous fuel assembly design.

Nuclear utilities using our metallic fuel in existing PWRs can realize improved safety, plant economics, and operating benefits (i.e., power uprate and longer fuel cycle) without the fuel performance constraints imposed by oxide fuel rods in an assembly.

Our current fuel development and demonstration efforts are focused on key critical path items that include fabrication of semi-scale metallic fuel samples and their irradiation to full burn-up in a pressurized water loop of a test reactor under operating conditions close to prototypic for a full-size commercial reactor. Due to US sanctions already imposed on Russia and the potential for further political and economic isolation of Russia by the United States and the European Union over its role in an ongoing conflict in Ukraine, our original plan to have semi-scale fuel samples fabricated and irradiated under prototypic PWR operating conditions in an isolated coolant loop of the MIR research reactor in Dimitrovgrad, Russia was disrupted in 2014. Similarly, a parallel irradiation program for Russia-fabricated fuel samples in the Advanced Test Reactor at Idaho National Laboratory was adversely impacted by these unforeseen circumstances.

To mitigate the impact of these unfavorable developments on our project, we have identified alternative sites outside Russia to complete the remaining demonstration work for our metallic nuclear fuel. On October 20, 2014, we announced the signing of an Initial Cooperation Agreement with Canadian Nuclear Laboratories (CNL), formerly known as AECL – Chalk River Laboratories, in Canada to perform fabrication and loop irradiation testing of Lightbridge-designed fuel samples at CNL’s existing facilities at Chalk River, ON, Canada. We plan to work with CNL on fabrication of our fuel samples at their Chalk River facilities, with full irradiation of the fabricated fuel samples to be performed in a pressurized water loop of the Halden research reactor located in Halden, Norway. The operating license of the Halden research reactor has recently been renewed through 2020 which fits well with our anticipated irradiation testing schedule. Our current plan is to have post-irradiation examination of the irradiated fuel samples performed on the same site in Norway. There is also the opportunity to utilize additional nearby hot cell facilities located in Studsvik, Sweden that are operated by the Swedish company Studsvik AB.

In addition to the above critical path activities, our near-term efforts will be focused on working towards securing in early 2016 a written expression of interest from a domestic or foreign utility to a nuclear regulator to operate lead test assemblies with our nuclear fuel in a commercial power reactor in approximately the 2020-2021 time-frame. In late 2017-early 2018, we expect the first major results from the irradiation testing under prototypic commercial reactor operating conditions. We believe these test results will allow us to enter into a commercial arrangement with one or more major fuel fabricators or development partners at that time. Our plan is to license this nuclear fuel technology into the global nuclear power industry to enable fuel fabricators to manufacture and sell our nuclear fuel to their nuclear utility customers that operate commercial nuclear power plants worldwide.

According to the Nuclear Energy Institute (NEI), in 2014, over 19% of US electricity was generated by nuclear power. NEI states that nuclear energy accounted for 63.0 percent of US emission-free generation in 2014. We believe that the US carbon emission reduction targets can only be met with plans that include a large increase in nuclear power. Power uprates and longer fuel cycles at existing nuclear power plants enabled by adoption of Lightbridge metallic fuel could support in a cost-effective way expansion of nuclear generation capacity in the United States and elsewhere. Lightbridge is designing our nuclear fuel technology to become a significant driver of generating more non-carbon electricity from existing reactors and providing greater electricity output in new-build reactors.

In the second quarter of 2014, the Commonwealth of Australia Patents Office approved and issued to Lightbridge the key patent covering Lightbridge's multi-lobed metallic fuel rod design and fuel assemblies. This is our first foreign patent since the US Office of Patents and Trademarks issued a US patent for this key invention in February 2014. In the third quarter of 2014, Lightbridge filed with the US Office of Patents and Trademarks a provisional patent application relating to use of our metallic fuel in CANDU-type power reactors.

Consulting Business Segment

We are primarily engaged in the business of assisting commercial and governmental entities with developing and expanding their nuclear industry capabilities and infrastructure. We provide integrated strategic advice across a range of expertise areas including, for example, regulatory development, nuclear reactor site selection, procurement and deployment, reactor and fuel technology, international relations and regulatory affairs. Our consulting services are expert and relationship-based, with particular emphasis on key decision makers in senior positions within governments or companies, as well as focus on overall management of nuclear energy programs. To date, substantially all of our revenues have been derived from our consulting and strategic advisory services business segment, which primarily provides nuclear consulting services to entities within the United Arab Emirates, our first significant consulting and strategic advisory client. In April 2010 and December 2010, we provided consulting services in additional countries, including all the member states of the Gulf Cooperation Council (GCC) (the GCC is a political and economic union that comprises the Gulf States of the Kingdom of Bahrain, State of Kuwait, Sultanate of Oman, State of Qatar, Kingdom of Saudi Arabia, and United Arab Emirates). We have also provided nuclear safety consulting advice to US nuclear utilities.

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

On August 14, 2014, we signed a Memorandum of Understanding with the Vietnam Agency for Radiation and Nuclear Safety (“VARANS”) to provide regulatory, legal, and administrative support to Vietnam’s civil nuclear program.

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

On October 17, 2014, we signed a teaming agreement with Vietnam's leading energy engineering consultant, Power Engineering Consulting Joint Stock Company 1 (PECC1), for consulting services related to construction and safe operation of a nuclear research reactor, which is planned as part of the country's Center for Nuclear Energy Science and Technology (“CNEST”). Work under the five-year, Lightbridge-VINATOM agreement will support CNEST, a planned $500 million facility. The VINATOM agreement also stipulates support for nuclear quality assurance; research-reactor fuel selection; control-room operations; safeguards, control and accounting of nuclear material; and related training programs.

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

Factors Affecting Our Financial Performance

Economics of Nuclear Power

In certain markets with a diversified energy base, decisions on new build power plants are largely affected by the economics of various energy sources. If prices of non-nuclear energy sources, in particular natural gas, fall below or remain below the cost of electricity from new nuclear generation facilities, it could limit the deployment of new build nuclear power plants in such markets. This could reduce the size of the potential markets for our fuel technology. If prices or production costs of non-nuclear energy increase, there may be increased demand for the deployment of new build nuclear power plants.

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

Our management expects to make judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increase, these judgments become even more subjective and complex. Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from these estimates. Changes in estimates and assumptions based upon actual results may have a material impact on our results of operation and/or financial condition. We have identified certain accounting policies that we believe are most important to the understanding of our current financial condition and results of operations.

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

The stock-based compensation expense incurred by Lightbridge in connection with its employees is based on the employee model of ASC 718. Under ASC 718 employee is defined as “An individual over whom the grantor of a share-based compensation award exercises or has the right to exercise sufficient control to establish an employer-employee relationship based on common law as illustrated in case law and currently under US tax regulations.” Our advisory board members and consultants do not meet the employer-employee relationship as defined by the IRS and therefore stock-based compensation to them is accounted for under ASC 505-50. Under these requirements, stock-based compensation expense for non-employees is based on the fair value of the award on the measurement date which is the earlier of the date at which a commitment for performance by the counterparty to earn the equity instruments is reached (a performance commitment), or the date at which the counterparty’s performance is complete. For all grants made, we recognize compensation cost under the straight-line method.

We measure the fair value of stock options on the measurement date using the Black-Scholes option-pricing model which requires the use of several estimates, including:

•	the volatility of our stock price;
•	the expected life of the option;
•	risk free interest rates; and
•	expected dividend yield.

We use the historical volatility of our stock price over the number of years that matches the expected life of our stock option grants or we use the historical volatility of our stock price since January 5, 2006, the date we announced that we were becoming a public company, to estimate the future volatility of our stock. At this time we do not believe that there is a better objective method to predict the future volatility of our stock. The expected life of options is based on internal studies of historical experience and projected exercise behavior. We estimate expected forfeitures of stock-based awards at the grant date and recognize compensation cost only for those awards expected to vest. The forfeiture assumption is ultimately adjusted to the actual forfeiture rate. Estimated forfeitures are reassessed in subsequent periods and may change based on new facts and circumstances. We utilize a risk-free interest rate, which is based on the yield of US treasury securities with a maturity equal to the expected life of the options. We have not and do not expect to pay dividends on our common shares for the foreseeable future.

Income Taxes

We account for income taxes using the liability method in accordance with the accounting pronouncement “Accounting for Income Taxes ,” which requires the recognition of deferred tax assets or liabilities for the tax-effected temporary differences between the financial reporting and tax bases of our assets and liabilities, and for net operating loss and tax credit carry forwards. The tax expense or benefit for unusual items, prior year tax exposure items, or certain adjustments to valuation allowances are treated as discrete items in the interim period in which the events occur.

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

Revenue Recognition from Consulting Contracts

One of our critical accounting policies is revenue recognition from our consulting contracts. We are currently primarily deriving our revenue from fees by offering consulting and strategic advisory services to commercial and government owned entities outside the US planning to create or expand electricity generation capabilities, using nuclear power plants. Our fee type and structure for each client engagement depend on a number of variables, including the size of the client, the complexity, the level of the opportunity for us to improve the client’s electricity generation capabilities using nuclear power plants, and other factors.

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

Intangibles

As presented on the accompanying balance sheet, we had patents with a net book value of approximately $0.8 million and $0.7 million as of December 31, 2014 and December 31, 2013, respectively. There are many assumptions and estimates that may directly impact the results of impairment testing, including an estimate of future expected revenues, earnings and cash flows, and discount rates applied to such expected cash flows in order to estimate fair value. We have the ability to influence the outcome and ultimate results based on the assumptions and estimates we choose for testing. To mitigate undue influence, we set criteria that are reviewed and approved by various levels of management. The determination of whether or not intangible assets have become impaired involves a significant level of judgment in the assumptions.

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

Recent Accounting Standards and Pronouncements

Refer to Note 1 of the Notes to our Consolidated Financial Statements for a discussion of recent accounting standards and pronouncements.

Operations Review

Business Segments and Periods Presented

We have provided a discussion of our results of operations on a consolidated basis and have also provided certain detailed segment information for each of our business segments below for the years ended December 31, 2014 and 2013, in order to provide a meaningful discussion of our business segments. We have organized our operations into two principal segments: Consulting and Nuclear Fuel Technology. We present our segment information along the same lines that our chief executives review our operating results in assessing performance and allocating resources.

BUSINESS SEGMENT RESULTS - YEARS ENDED DECEMBER 31, 2014 AND 2013

					Corporate and
	Consulting		Technology		Eliminations		Total
	2014	2013	2014	2013	2014	2013	2014	2013
Revenue	$1,310,199	$1,901,354	$-	$-	$-	$-	1,310,199	$1,901,354
Segment Profit - Pre Tax	$406,078	$286,299	$(1,534,605)	$(2,030,194)	$(3,688,517)	$(3,121,066)	$(4,817,044)	$(4,864,961)
Total Assets	$469,086	$425,916	$833,560	$699,168	$4,750,590	$4,532,555	$6,053,236	$5,657,639
Property Additions	$-	$-	$-	$-	$-	$-	-	$-
Interest Expense	$-	$-	$-	$-	$-	$-	-	$-
Deprec. Expense	$-	$-	$-	$-	$-	$17,221	-	$17,221

Technology Business

Over the next 12 to 15 months, we expect to incur approximately $3 million in research and development expenses related to the development of our proprietary nuclear fuel designs. We spent approximately $1.5 million and $2.0 million for research and development during the years ended December 31, 2014 and 2013, respectively.

Over the next 2-3 years, we expect that our research and development activities will increase and will be primarily focused on testing and demonstration of our metallic fuel technology for Western-type water-cooled reactors. The main objective of this research and development phase is to prepare for full-scale demonstration of our fuel technology in an operating commercial power reactor.

Consulting Services Business

At the present time, all of our revenue for the years ended December 31, 2014 and 2013 is from our consulting services business segment and is derived by offering services to governments outside of the US planning to create or expand electricity generation capabilities using nuclear power plants. The fee type and structure that we offer for each client engagement is dependent on a number of variables, including the complexity of the services, the level of the opportunity for us to improve the client’s electricity generation capabilities using nuclear power plants, and other factors.

Consolidated Results of Operations

The following table presents our historical operating results as a percentage of revenues for the years indicated:

	Year Ended
	December 31,
	2014		2013
Consolidated Statements of Income Data:
Revenues	100%		100%
Costs and expenses:
Cost of revenues	58		58
Gross Profit	42		42
Research and development	117		107
General and administrative	293		190
Total costs and expenses	410		297
Income (loss) from operations	(368)		(255)
Interest income and other, net	-		-
Income (loss) before income taxes	(368)		(255)
Provision for income taxes	-		-
Net income (loss)	(368	) %	(255)

Revenue

The following table presents our revenues, by business segment, for the years presented (in millions):

	Year Ended
	December 31,
	2014	2013
Consulting Segment Revenues:
ENEC and FANR (UAE)	$1.1	$1.8
Other (other countries)	0.2	0.1

Total	1.3	1.9
Technology Segment Revenues	0.0	0.0

Total Revenues	$1.3	$1.9

The decrease in our revenues from 2013 to 2014 of $0.6 million resulted from the net decrease in the work performed for our FANR and ENEC projects of approximately $0.7 million. This decrease was partially offset by an increase in our consulting revenues from Lloyds Register of approximately $0.1 million. Our consulting projects with ENEC and FANR are being performed pursuant to ongoing requests to work on specific projects on a time and expense basis as needed. The FANR contract was extended to December 31, 2016. The ENEC contract has been extended through 2015. The future revenue to be earned and recognized under both the ENEC and FANR agreements will depend upon agreed upon work plans that are under current discussion, which can differ from the revenue amounts initially planned to be earned under these agreements.

The market for nuclear industry consulting services is competitive, fragmented, and subject to rapid change. We believe that our independence, experience, expertise, reputation and segment focus enable us to compete effectively in this marketplace.

See Note 1 and Note 3 of the Notes to our Consolidated Financial Statements included in Part II Item 8 of this Annual Report on Form 10-K for additional information about our revenue.

Costs and Expenses

The following table presents our cost of services provided, by business segment, for the years presented (in millions):

	Year Ended
	December 31,
	2014	2013

Consulting	$0.8	$1.1
Technology	0.0	0.0
Total	$0.8	$1.1

Cost of Services Provided

Cost of services provided is comprised of expenses related to the consulting, professional, administrative, and other support costs allocated to our technology and consulting projects, which were incurred to perform and support the work done for our consulting projects with ENEC, FANR and our other contracts. The billing rates to us from our consultants who provide services under our consulting contracts predominantly remained the same in 2014 and 2013. The decrease in our consulting costs of $0.3 million was a result of the decrease of the work we performed for our consulting projects, as discussed above.

If consulting revenues increase in future periods, we expect cost of services provided will increase in dollar amount and may increase as a percentage of revenues due to increased pricing competition for consulting contracts.

See Note 1 and Note 3 of the Notes to our Consolidated Financial Statements included in Part II Item 8 of this Annual Report on Form 10-K for additional information about our cost of services provided.

Research and Development

The following table presents our research and development expenses, (in millions):

	Year Ended
	December 31,
	2014	2013

Research and development expenses	$1.5	$2.0

Research and development expenses consist mostly of compensation and related costs for personnel responsible for the research and development of our fuel. The decrease of $0.5 million in 2014 was primarily due to a decrease in research and development labor costs. All of our research and development activities were conducted in Russia and the United States. We expense research and development costs as they are incurred.

Research and development expenses will increase in dollar amount and may increase as a percentage of revenues in future periods because we expect to invest $3 million in the development of our nuclear fuel products over the next 12-15 months.

See Note 10 of the Notes to our Consolidated Financial Statements included in Part II Item 8 of this Annual Report Form on 10-K for additional information about our research and development costs.

General and Administrative Expenses

The following table presents our general and administrative expenses, (dollars in millions):

	Year Ended
	December 31,
	2014	2013

General and administrative expenses	$3.8	$3.6

General and administrative expenses consist mostly of compensation and related costs for personnel and facilities, stock-based compensation, finance, human resources, information technology, and fees for consulting and other professional services. Professional services are principally comprised of outside legal, audit, strategic advisory services and outsourcing services.

The general and administrative expenses increase of $0.2 million was due to an increase in payroll expenses and payroll related benefits of $0.3 million, which was due to an increase in 2014 employee termination costs; an increase in professional fees of $0.3 million which was partially due to our fundraising efforts in 2014, which increases were offset by decreases in computer software expenditures of $0.1 million; decrease in rent expense of $0.2 million due to the new lease in 2014 for less office space ; and a decrease in all other general and administrative expenses of $0.1 million.

See Note 11 of the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for information regarding our stock-based compensation.

Interest Income and Other Income (Expenses), Net

Interest income and other income and expenses, net, decreased by approximately $10,000 for the years ended December 31, 2014 as compared to the year ended December 31, 2013, due to the decrease in investment income from lower cash equivalents and marketable securities balances throughout 2014.

Provision for Income Taxes

The following table presents our provision for income taxes. Our effective tax rate for the periods presented is 40%.

	Year Ended
	December 31,
	2014	2013

Provision for income taxes	$0.0	$0.0

We incurred a net loss for both 2014 and 2013, and took a 100% valuation allowance against all deferred tax assets. Therefore we did not have a provision for taxes for both years ended December 31, 2014 and 2013.

See Note 7 of the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for information regarding our Income Taxes.

Liquidity, Capital Resources and Financial Position

As of December 31, 2014, we had total cash and cash equivalents and marketable securities of approximately $4.2 million. Our working capital at December 31, 2014, is approximately $4.6 million. Our projected monthly cash flow shortfall from our current operations for the next 12 months is approximately $450,000 per month. Based on our December 31, 2014 working capital amount and our projected monthly operating cash flow shortfall, we do not expect to have sufficient working capital to fund our operations for the next 12 months. We are working to reduce our current monthly cash flow shortfall. We may also delay incurring some operating expenses in 2015, which will reduce our cash flow shortfall for the next 12 months, if needed. The following table provides detailed information about our net cash flow for all financial statements periods presented in this Report.

Cash Flow (in millions)

	Year Ended
	December 31,
	2014	2013
Net cash used in operating activities	$(4.3)	$(3.9)
Net cash provided by investing activities	$(0.1)	$1.4
Net cash provided by financing activities	$5.0	$4.0
Net cash inflow	$0.6	$1.5

Operating Activities

The increase in our cash used in operating activities in 2014 was primarily due to the decrease in our consulting revenue in 2014 and the change in working capital items as explained below.

Cash used in operating activities in the year ended December 31, 2014, consisted of net loss adjusted for non-cash expense items such as depreciation and amortization, as well as the effect of changes in working capital. Cash used in operating activities in the year ended December 31, 2014, consisted of a net loss of $4.8 million and net adjustments for non-cash expense items totaling $0.3 million, consisting of stock-based compensation of $0.3 million. Total cash provided by working capital totaled $0.2 million. The cash provided by working capital was due primarily to the increase in accounts payable and accrued expenses of $0.2 million.

Cash used in operating activities in the year ended December 31, 2013, consisted of net loss adjusted for non-cash expense items such as depreciation and amortization, as well as the effect of changes in working capital. Cash used in operating activities in the year ended December 31, 2013, consisted of a net loss of $4.9 million and net adjustments for non-cash expense items totaling $0.4 million, consisting of stock-based compensation of $0.3 million and unrealized losses on marketable securities of $0.1 million. Total cash provided by working capital totaled $0.6 million. The cash provided by working capital was due to the decrease in accounts receivable of $0.2 million, a decrease in prepaid expenses and other assets of $0.3 million, and an increase in accounts payable, accrued expenses and other current liabilities of $0.1 million.

Investing Activities

Net cash used by our investing activities for the year ended December 31, 2014, as compared to net cash provided by our investing activities in 2013, decreased by $1.6 million. Such decrease was due to the decrease in proceeds from the sale of our marketable securities of $1.6 million; Patent applications costs are also part of our investing activities. These applications are filed for the new developments resulting from our research and development activities in our technology business segment. We anticipate these patent costs to increase in the future periods due to the continuing research and development work we plan to perform on our all-metal fuel design.

Financing Activities

Net cash provided by our financing activities for the year ended December 31, 2014, as compared to 2013 increased by $1.0 million. This increase was due to the net proceeds of 4.5 million from the issuance of 2.9 million shares of our common stock in November 2014, $0.3 million from the exercise of warrants in September 2014 and a decrease in our restricted cash of $0.2 million.

See Note 10 of the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for information regarding our Stockholders’ Equity.

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

Although we anticipate securing new consulting work from one or more of these prospects, we cannot determine as of the date of this filing if and when a new consulting contract will be awarded to us. If we do not enter into any new consulting or strategic technology agreements to provide working capital to support our business plan regarding our planned research and development activities for developing our fuel designs, we will need to raise additional capital in 2015 by way of an offering of equity securities, an offering of debt securities, a financing through a bank, or a strategic alliance with another entity, options which we are currently exploring. We believe that if we are awarded new consulting contracts, the margin earned on these new contracts will favorably impact our short-term and long-term liquidity and will supplement some of the funding required for our anticipated research and development expenses of our nuclear fuel technologies of $3 million over the next 12-15 months.

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

Inflation

Our business, revenues, and operating results have not been affected in any material way by inflation.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 8. Financial Statements

The full text of our audited consolidated financial statements as of and for the years ended December 31, 2014 and 2013 begins on page F-1 of this Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There have been no disagreements regarding accounting and financial disclosure matters with our independent certified public accountants.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to the company’s management as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Interim Chief Financial Officer, with the assistance of other members of our management, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014 (the “Evaluation”). Based upon the Evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective as of December 31, 2014.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the framework based on the criteria in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on their assessment of those criteria, management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, determined that as of December 31, 2014, the Company’s internal controls over financial reporting were effective.

(c) Changes in internal control over financial reporting

During the fourth quarter of 2014, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by Item 10 of Part III will be included in our Proxy Statement relating to the 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 11 of Part III will be included in our Proxy Statement relating to the 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholders

The information required by Item 12 of Part III will be included in our Proxy Statement relating to the 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by Item 13 of Part III will be included in our Proxy Statement relating to the 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by Item 14 of Part III will be included in our Proxy Statement relating to the 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

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

3.2	Certificate of Amendment to Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s current report on 8-K filed on February 13, 2006)

3.3	Certificate of Amendment to Articles of Incorporation. (Incorporated by reference to appendix A to the Registrant’s definitive information statement on Schedule 14C filed on July 31, 2006)

3.4	Certificate of Amendment to Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s current report on 8-K filed on September 25, 2009)

3.5	Amended and Restated Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.2 to the Registrant’s current report on 8-K filed on July 9, 2007)

4.1	2006 Stock Plan (incorporated by reference to Exhibit 10.1 of the current report of the Company on Form 8-K filed February 21, 2006).

4.2	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the current report of the Company on Form 8-K filed November 12, 2014)

10.1

Employment Agreement, dated as of February 14, 2006, between the Company and Seth Grae (incorporated by reference to Exhibit 10.2 of the current report of the Company on Form 8-K filed February 21, 2006).

10.2

Initial Cooperation Agreement, dated October 20, 2014, between the Company and the Atomic Energy of Canada Limited (AECL) (incorporated by reference to Exhibit 99.1 of the current report of the Company on Form 8-K filed October 20, 2014)

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

10.9	Stock Option Agreement, dated July 14, 2009, between Seth Grae and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 20, 2009).

10.10

Restricted Stock Grant Agreement, dated July 14, 2009, between James Guerra and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 20, 2009).

10.11	Stock Option Agreement, dated July 14, 2009, between James Guerra and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 20, 2009).

10.12	Collaboration Framework Agreement, dated August 3, 2009, between the Company and AREVA (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 6, 2009).

14.1	Code of Ethics (incorporated by reference from the Company’s Annual Report on Form 10-KSB filed on November 25, 2005).

23.1*	Consent of Anderson Bradshaw

23.2*	Consent of Anderson Bradshaw

31.1*	Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification — Interim Chief Financial Officer and Principal Accounting Officer.

32*	Section 1350 Certifications.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

LIGHTBRIDGE CORPORATION
December 31, 2014 and 2013
TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Russell E. Anderson, CPA
Russ Bradshaw, CPA
William R. Denney, CPA
Kristofer Heaton, CPA

To The Board of Directors and Stockholders of
Lightbridge Corporation

We have audited the accompanying consolidated balance sheets of Lightbridge Corporation (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, cash flows, and changes in stockholders’ equity for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lightbridge Corporation as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Anderson Bradshaw PLLC
Salt Lake City, Utah
5296 S. Commerce Dr	March 25, 2015
Suite 300
Salt Lake City, Utah
84107
USA
(T) 801.281.4700
(F) 801.281.4701

abcpas.net

LIGHTBRIDGE CORPORATION
CONSOLIDATED BALANCE SHEETS

	Years Ended
	December 31,
	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$4,220,225	$3,672,877
Marketable securities	-	15,731
Restricted cash	325,181	555,008
Accounts receivable - project revenue and reimbursable	469,086	425,916
Prepaid expenses & other current assets	205,184	288,939
Total Current Assets	5,219,676	4,958,471

Property Plant and Equipment -net	-	-

Other Assets
Patent costs - net	833,560	699,168

Total Assets	$6,053,236	$5,657,639

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$653,668	$476,628
Total Current Liabilities	653,668	476,628

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.001 par value, 50,000,000 authorized shares, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 authorized, 18,082,874 shares outstanding and 15,057,243 shares	18,083	15,057
Additional paid-in capital - stock and stock equivalents	81,276,339	76,243,764
Accumulated Deficit	(75,894,854)	(71,077,810)
Total Stockholders' Equity	5,399,568	5,181,011

Total Liabilities and Stockholders' Equity	$6,053,236	$5,657,639

The accompanying notes are an integral part of these consolidated financial statements

LIGHTBRIDGE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2014	2013
Revenue:
Consulting Revenue	$1,310,199	$1,901,354
Cost of Consulting Services Provided	756,277	1,109,890
Gross Margin	553,922	791,464
Operating Expenses
General and administrative	3,834,935	3,616,897
Research and development expenses	1,534,605	2,027,905
Total Operating Expenses	5,369,540	5,644,802
Operating Loss	(4,815,618)	(4,853,338)
Other Income and (Expenses)
Investment income	1,951	(8,133)
Other income (expenses)	(3,377)	(3,490)
Total Other Income and (Expenses)	(1,426)	(11,623)
Net loss before income taxes	(4,817,044)	(4,864,961)
Income taxes	-	-
Net loss	$(4,817,044)	$(4,864,961)
Net Loss Per Common Share,
Basic and Diluted	$(0.31)	$(0.37)
Weighted Average Number of Shares Outstanding	15,463,392	13,009,575

The accompanying notes are an integral part of these consolidated financial statements

LIGHTBRIDGE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2014	2013
Operating Activities:
Net Loss	$(4,817,044)	$(4,864,961)
Adjustments to reconcile net loss from operations to net cash used
Stock-based compensation	282,275	329,499
Depreciation and amortization	-	17,221
Loss on marketable securities	1,297	49,116
Changes in non-cash operating working capital items:
Accounts receivable - fees and reimbursable project costs	(43,170)	175,887
Prepaid expenses and other assets	83,755	285,651
Accounts payable, accrued liabilities and other current	177,040	91,405
Net Cash Used In Operating Activities	(4,315,847)	(3,916,182)

Investing Activities:
Proceeds from the sale of marketable securities	14,434	1,572,242
Purchase of Marketable securities	-	(38,880)
Patent costs	(134,392)	(98,572)
Net Cash Provided by (Used In) Investing Activities	(119,958)	1,434,790

Financing Activities:
Net proceeds from the issuance of common stock	4,753,326	3,958,040
Restricted cash	229,827	(1,326)
Net Cash Provided by Financing Activities	4,983,153	3,956,714

Net Increase In Cash and Cash Equivalents	547,348	1,475,322

Cash and Cash Equivalents, Beginning of Year	3,672,877	2,197,555

Cash and Cash Equivalents, End of Year	$4,220,225	$3,672,877

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

LIGHTBRIDGE CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Common Stock		Additional
			Paid-in	Accumulated	Stockholders
	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2012	12,526,240	$12,526	$71,955,631	$(66,212,849)	$5,758,433
Proceeds from the sale of common stock - net of offering costs	2,531,003	2,531	3,958,634		3,958,040.09
Net loss for the year				(4,864,961)	(4,864,961)
Stock-based compensation			329,499		329,499
Balance - December 31, 2013	15,057,243	$15,057	$76,243,764	$(71,077,810)	$5,181,011

Common Stock issued- registered offering and exercise of stock warrants - net of offering costs	3,025,631	3,026	4,750,300		4,753,326
Net loss for the year				(4,817,044)	(4,817,044)
Stock-based compensation			282,275		282,275
Balance -December 31, 2014	18,082,874	$18,083	$81,276,339	$(75,894,854)	$5,399,568

The accompanying notes are an integral part of these consolidated financial statements

LIGHTBRIDGE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation, Summary of Significant Accounting Policies, and Nature of Operations

We were formed on October 6, 2006, when Thorium Power, Ltd. merged with Thorium Power, Inc., (“TPI”) which had been formed in the State of Delaware on January 8, 1992. On September 29, 2009, we changed our name from Thorium Power, Ltd. to Lightbridge Corporation (“Lightbridge” or the “Company”). We are engaged in two operating business segments: our Technology Business Segment and our Consulting Business Segment (see Note 11-Business Segment Results).

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

U.S. Nuclear Regulatory Commission processes require engineering analysis of a large break loss-of-coolant accident (“LOCA”). The scenario assumes failure of a large water pipe in the reactor coolant system. Under LOCA conditions, the fuel and cladding temperatures rise due to reduced cooling capacity. Preliminary analytical modeling shows that under a LOCA scenario, unlike conventional uranium dioxide fuel, the cladding of the Lightbridge-designed metallic fuel rods would stay at least 200 degrees below the 850-900 degrees Celsius temperature at which steam begins to react with the zirconium cladding generating hydrogen gas. Buildup of hydrogen gas in a nuclear power plant can lead to a detonation. Lightbridge fuel is designed to prevent hydrogen gas generation in LOCA situations.

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

On October 20, 2014, we announced the signing of an initial cooperation agreement with Canadian Nuclear Laboratories (“CNL”), formerly known as Atomic Energy of Canada Limited-Chalk River Laboratories, for fabrication and test reactor irradiation of Lightbridge's patented next generation metallic nuclear fuel samples. The work will take place at CNL's facilities at Chalk River, Ontario, Canada.

Consulting Business Segment

Our business model expanded with the establishment of a consulting business segment in 2007, through which we provide consulting and strategic advisory services to companies and governments planning to create or expand electricity generation capabilities using nuclear power plants. On August 1, 2008, we signed separate consulting services agreements with two government entities: Emirates Nuclear Energy Corporation (“ENEC”) formed by Abu Dhabi, one of the member Emirates of the United Arab Emirates (“UAE”), and the Federal Authority for Nuclear Regulation (“FANR”) formed by the government of the UAE. Under these two original agreements, we have provided consulting and strategic advisory services over a contract term of five years starting from June 23, 2008. The ENEC contract has been extended through 2015. The FANR contract has been extended to December 31, 2016. These contracts can each continue to be extended upon agreement by both parties.

On October 7, 2013, we were selected as technical advisor to provide independent re-verification of equipment and material procurement processes related to construction and maintenance of nuclear power plants operated by Korea Hydro and Nuclear Power Company (“KHNP”). As a subcontractor to London-based Lloyd's Register Group Limited, we will focus on the environmental and seismic qualification and commercial grade dedication aspects of a two-year Lloyd's Register/KHNP contract.

On August 11, 2014, we were selected to provide quality assurance, safety and construction and operational readiness inspection services in support of the in-house inspection team of FANR. As a team with Lloyd’s Register, this work is in addition to our ongoing support of FANR’s activities and is contracted to extend to December 2017.

On August 14, 2014, we signed a Memorandum of Understanding with the Vietnam Agency for Radiation and Nuclear Safety (“VARANS”) to provide regulatory, legal, and administrative support to Vietnam’s civil nuclear program.

On October 17, 2014, we signed with the Vietnam Atomic Energy Institute (“VINATOM”) a comprehensive cooperation agreement for consulting services related to the construction and safe operation of Vietnam's Atomic Energy Research Center, including a nuclear research reactor. Our collaboration with VINATOM involves 24 specific activities, including design review and selection of nuclear research reactors, site selection, and nuclear security protocols.

On October 17, 2014, we signed with Vietnam's leading energy engineering consultant, Power Engineering Consulting Joint Stock Company 1 (“PECC1”), a teaming agreement for consulting services related to construction and safe operation of a nuclear research reactor, which is planned as part of the country's Center for Nuclear Energy Science and Technology (“CNEST”). Work under the five-year, Lightbridge/VINATOM agreement will support CNEST, Vietnam's nuclear science and technology center, a planned $500 million facility. The VINATOM agreement also stipulates support for nuclear quality assurance; research-reactor fuel selection; control-room operations; safeguards, control and accounting of nuclear material; and related training programs.

During the fourth quarter of 2014, we signed a contract with ENEC to provide management consulting services to their Seoul Korea office, on a time and material basis.

Accounting Policies and Pronouncements

Basis of Consolidation

These consolidated financial statements include the accounts of Lightbridge, a Nevada corporation, and our wholly-owned subsidiaries, TPI, a Delaware corporation, Lightbridge International Holding LLC, a Delaware limited liability company, and our foreign branch offices.

All significant intercompany transactions and balances have been eliminated in consolidation. We registered a branch office in the United Kingdom in 2008 called Lightbridge Advisors Limited (inactive) and we also established a branch office in Moscow, Russia, in July 2009, both of which are wholly owned by Lightbridge International Holding LLC at December 31, 2014. These branch offices will be closed in 2015. Translation gains and losses for the years ended December 31, 2014 and 2013, were not significant.

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

Significant Estimates

These accompanying consolidated financial statements include some amounts that are based on management’s best estimates and judgments. The most significant estimates relate to valuation of stock grants and stock options, the valuation allowance on deferred tax assets, and various contingent liabilities. It is reasonably possible that these above-mentioned estimates and others may be adjusted as more current information becomes available, and any adjustment could be significant in future reporting periods. It is also reasonably possible that the actual grant date value of the stock options vested might have been materially different than the estimated value.

Company Liquidity, Certain Risks, Uncertainties and Concentrations

Management anticipates, based on the Company’s projected working capital requirements including its projected research and development expenses over the next 12 months, that it will need to raise additional capital in 2015 by way of an offering of equity securities, an offering of debt securities, or a financing through a bank. The Company continues to reduce its current operating expenses and may also need to reduce its projected research and development expenditures in 2015 in order to maintain sufficient working capital for the next 12 months.

We participate in a government-regulated industry. Our operating results are affected by a wide variety of factors including decreases in the use or public favor of nuclear power, the ability of our technology, the ability to safeguard the production of nuclear power, and to safeguard our patents and intellectual property from competitors. Due to these factors, we may experience substantial period-to-period fluctuations in our future operating results. Potentially, a loss of a key officer, key management, and other personnel could impair our ability to successfully execute our business strategy, particularly when these individuals have acquired specialized knowledge and skills with respect to nuclear power and our operations.

Our future operations and earnings currently depend on the results of the Company’s operations outside the United States. There can be no assurance that the Company will be able to successfully continue to conduct such operations, and a failure to do so would have a material adverse effect on the Company’s research and development activities, financial position, results of operations, and cash flows. Also, the success of the Company’s operations will be subject to other numerous contingencies, some of which are beyond management’s control. These contingencies include general and regional economic conditions, competition, changes in regulations, changes in accounting and taxation standards, inability to achieve our overall long-term goals, future impairment charges, and global or regional catastrophic events. Because the Company is dependent on its international operations for almost all its revenue, the Company may be subject to various additional political, economic, and other uncertainties.

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents and accounts receivable. Cash equivalents consist of a checking account held with one major financial institution with a high credit standing.

Accounts receivable are typically unsecured and are primarily derived from revenues earned from customers located in the Middle East. We perform ongoing evaluations to determine customer credit and we limit the amount of credit we extend, but generally we do not require collateral from our customers. We maintain reserves for estimated credit losses; however, no reserve has been set up for 2014 and 2013, as we have not incurred any credit losses from our customers to date. Substantially all of our consulting revenues were from our Middle East contracts, for the years ended December 31, 2014 and 2013, respectively.

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

Revenues from the Executive Affairs Authority (“EAA”) of Abu Dhabi, one of the member Emirates of the UAE, and the related entities, ENEC and FANR, are billed on both on a time and expense basis and on a fixed contract basis with revenue recognized based on the acceptance of defined contract deliverables.

Certain customer arrangements require evaluation of the criteria outlined in the accounting standards for reporting revenue “Gross as a Principal Versus Net as an Agent” in determining whether it is appropriate to record the gross amount of revenue and related costs, or the net amount earned as agent fees. Generally, when we are primarily obligated in a transaction, revenue is recorded on a gross basis. Other factors that we consider in determining whether to recognize revenue on a gross versus net basis include our assumption of credit risk, latitude in establishing prices, our determination of service specifications, and our involvement in the provision of services. We have determined, based on the credit risk that we bear for collecting consulting fees, travel costs, and other reimbursable costs from our customers, that in 2014 and 2013 we acted as a principal, and therefore we are recognizing as revenue all travel costs and other reimbursable costs billed to our customers.

Cost of consulting services includes labor, travel expenses, and other related consulting costs. All costs directly related to producing work under certain consulting agreements where revenue is recognized upon acceptance of certain contractual milestones by our customer, are first capitalized as deferred project costs. Deferred project costs are then recognized or amortized to an expense captioned “cost of consulting services provided” on the accompanying consolidated statement of operations, when the revenue is recognized upon the delivery and acceptance of the defined contractual milestones or deliverables.

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

For each of the years ended December 31, 2014 and 2013, we recognized stock-based compensation of approximately $0.3 million. Related income tax benefits were not recognized, as we incurred a tax loss for both years.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximate fair value because of their generally short maturities. We carry marketable securities at fair value. All marketable securities were sold in 2014.

Cash and Cash Equivalents, Restricted Cash and Marketable Securities

We invest our excess cash in money market mutual funds, and mutual bond funds. We classify all highly liquid investments with stated maturities of three months or less from date of purchase as cash equivalents and all highly liquid investments with stated maturities of greater than three months as marketable securities. We hold cash balances in excess of the federally insured limits of $250,000 with one prominent financial institution. We deem this credit risk not to be significant as our cash is held by a major prominent financial institution. Total cash and cash equivalents held in checking accounts and a money market core cash account, as reported on the accompanying consolidated balance sheets, totaled approximately $4.2 million and $3.7 million at December 31, 2014 and 2013, respectively.

Restricted cash represents cash being held by one prominent financial institution that is being used as collateral for our corporate credit cards and future letters of credit that we may issue to some of our foreign customers. The total balance of our restricted cash at December 31, 2014 and 2013 was approximately $0.3 million and $0.6 million, respectively.

Currently $30,000 of the restricted cash is dedicated to our corporate credit card and daily ACH transaction limit. The balance of the restricted cash is for future letters of credit. There were no Letters of Credit outstanding at December 31, 2014 and 2013. We are free to lower the amount of cash held in the restricted account if we decide to discontinue this arrangement with our Financial Institution.

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

The total quoted fair value of our marketable securities at December 31, 2014 and December 31, 2013, was approximately $0 and $16,000, respectively. This amount was held in Vanguard High Yield Corp Investor Fund (Symbol -VWEHX). The cost basis of this above investment at December 31, 2013, was approximately $15,000.

Investment Income (loss) is earned on marketable securities and consists of unrealized gains (losses), realized capital gains or losses, interest and dividends received, as reported to us from the financial institutions in which they were reinvested, and totaled approximately $2,000 and ($8,000) for the years ended December 31, 2014 and 2013, respectively. We elected the fair value option permitted under FASB ASC 825 to report the unrealized gains and losses from our marketable securities in our accompanying consolidated statement of operations instead of other comprehensive income and loss. Management believes the fair value option provides a better indication of the Company’s performance.

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

There was no provision for doubtful accounts recorded at December 31, 2014 and 2013, as we have not experienced any significant bad debt write-offs from any of our customers. Substantially all accounts receivable at December 31, 2014 and 2013 are from the FANR and ENEC contracts (see Note 3-Accounts Receivable – Project Revenue and Reimbursable Project Costs).

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with United States generally accepted accounting principles. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases as well as operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance to the extent that the recoverability of the asset is unlikely to be recognized. We did not provide any current or deferred income tax provision or benefit for any periods presented to date because we have continued to experience a net operating loss since inception and therefore provide a 100% valuation allowance against all of our deferred tax assets (see Note 7–Income Taxes).

The Company adopted the ASC accounting pronouncement “Accounting for Uncertainty in Income Taxes”. This pronouncement provides guidance for recognizing and measuring uncertain tax positions, as defined in the FASB accounting pronouncement “Accounting for Income Taxes ”. This pronouncement prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements. This pronouncement also provides accounting guidance on derecognizing, classification and disclosure of these uncertain tax positions. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company has not recognized any interest and penalties in 2014 or 2013.

Foreign Currency

The functional currency of our international subsidiaries and branches is the local currency. We translate the financial statements of these subsidiaries to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenues, costs, and expenses. The translation gains/losses for our branch office in Russia were not significant for the years ended December 31, 2014 and 2013.

Patents and Legal Costs

Patents are stated on the accompanying consolidated balance sheets at cost less accumulated amortization. The costs of the patents, once placed in service, will be amortized on a straight-line basis over their estimated useful lives or the remaining legal lives of the patents, whichever is shorter. The amortization periods for our patents can range between 17 and 20 years if placed into service at the beginning of their legal lives. Our patents have not been placed in service for the years ended December 31, 2014 and 2013.

Legal costs are expensed as incurred except for legal costs to file for patent extensions and protection, which are capitalized and reported as patents on the accompanying consolidated balance sheets.

Impairment of long-lived assets

Long-lived assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges for the years ended December 31, 2014 and 2013.

Research, Development and Related Expenses

These costs from our Technology business segment are charged to operations in the year incurred and are shown on a separate line on the accompanying Consolidated Statements of Operations. Research and development and related expenses totaled approximately $1.5 million and $2.0 million for the years ended December 31, 2014 and 2013, respectively.

Segment Reporting

We use the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by our chief decision makers for making operating decisions and assessing performance, as the source for determining our reportable segments. We have determined that we have two operating segments as defined by the FASB accounting pronouncement, “Disclosures about Segments of an Enterprise and Related Information”. As discussed above, our two reporting business segments are our technology business and our consulting services business (See Note 11-Business Segment Results).

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

Recent Accounting Pronouncements

In May 2014, the FASB issued guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2016, (early adoption is not permitted). The guidance permits the use of either a retrospective or cumulative effect transition method.

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

Note 2. Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period except that it does not include unvested common shares subject to repurchase or cancellation. Diluted net income per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, warrants, restricted shares, and unvested common shares subject to repurchase or cancellation. The dilutive effect of outstanding stock options, restricted shares, restricted stock units, and warrants is not reflected in diluted earnings per share because we incurred net losses for the years ended December 31, 2014 and 2013, and the effect of including these potential common shares in the diluted earnings per share calculations would be anti-dilutive and are therefore not included in the calculations.

The following table sets forth the computation of the basic and diluted loss per share (in millions except shares and per share amounts):

	2014	2013
Numerator:
Net loss	$(4.8)	$(4.9)
Denominator:
Weighted-average common shares outstanding	15,463,392	13,009,575
Basic and diluted net loss per share	$(0.31)	$(0.37)

Note 3. Accounts Receivable – Project Revenue and Reimbursable Project Costs

FANR and ENEC Projects

The total accounts receivable from the FANR and ENEC contracts was approximately $0.5 and $0.4 million at December 31, 2014 and 2013, respectively. These amounts due from FANR and ENEC represent approximately 92% of the total accounts receivable reported at December 31, 2014. Approximately 81% and 95% of the total revenues reported for the years ended December 31, 2014 and 2013, were from the FANR and ENEC contracts. Approximately 15% of the total revenues for the year ended December 31, 2014 was from the Lloyd’s Register contract.

Total unbilled accounts receivable included in the accompanying consolidated balance sheets and reported in accounts receivable of approximately $40,000 and $100,000 at December 31, 2014 and 2013, and is for work that was billed to our clients in January 2015 and January 2014, respectively. Foreign currency transaction exchange losses and translation gains and losses for the year ended December, 2014 and 2013, were not significant.

Travel costs and other reimbursable costs under these contracts are reported in the accompanying statement of operations as both revenue and cost of consulting services provided, and totaled approximately $0.1 million for the years ended December 31, 2014 and 2013, respectively. The total travel and other reimbursable expenses that have not been reimbursed to us and are included in total accounts receivable reported above from our consulting contracts was not significant at December 31, 2014 and 2013.

Under these agreements, revenue will be recognized on a time and expense basis and fixed contract basis with revenue recognized upon the completion of contract milestones and acceptance by the client. We periodically discuss our consulting work with ENEC and FANR, who will review the work we perform, and our reimbursable travel expenses, and accept our monthly invoicing for services and reimbursable expenses. We expect the variation of revenue we earn from these contracts to continue.

Note 4. Prepaid Expenses & Other Current Assets

Prepaid expenses consist primarily of prepayments made for various insurance policies, travel, rent, and other miscellaneous prepayments. Total prepaid expenses and other current assets reported on the accompanying consolidated balance sheets at December 31, 2014 and 2013, were approximately $0.2 million and $0.3 million, respectively.

One month of rent or approximately $30,000 represents the security deposit placed on the McLean, Virginia corporate offices. The security deposit at December 31, 2014 and 2013, is reported under the balance sheet caption prepaid expenses and other current assets.

Note 5. Patents and Other Assets

Patents represent legal fees and filing costs that are capitalized and amortized over their estimated useful lives of 17 to 20 years or their remaining legal lives, whichever is shorter, after they are placed in service. There were no patents placed in service for the years ended December 31, 2014 and 2013. In both 2014 and 2013, we capitalized approximately $0.1 million for patent filing costs, for a total investment in patents of approximately $0.8 million and $0.7 million as of December 31, 2014 and 2013, respectively.

No amortization expense of patents was recorded in either of the years ended December 31, 2014 and 2013. These patents were not placed in service for the years ended December 31, 2014 and 2013, or in prior years.

Note 6. Accounts Payable and Accrued Liabilities

Accounts payable and accrued expenses (in millions) consisted of the following:

	December 31,	December 31,
	2014	2013
Trade payables	$0.3	$0.1
Accrued expenses and other	0.4	0.1
Accrued payroll liabilities	0.0	0.3
Total	$0.7	$0.5

Note 7. Income Taxes

Our tax provision is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2014 and 2013 annual effective tax rate is estimated to be a combined 40% for the U.S. federal and state statutory tax rate. We review tax uncertainties in light of changing facts and circumstances and adjust them accordingly. As of December 31, 2014 and 2013, there were no tax contingencies recorded.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting, and the amounts recognized for income tax purposes. The significant components of deferred tax assets (at a 40% effective tax rate) as of December 31, 2014 and 2013, respectively, are as follows:

Deferred Tax Assets (in millions)

	Total	Total	Deferred Tax Asset
	2014	2013	2014	2013
Capitalized start-up costs	$4.1	$4.6	$1.6	$1.8
Stock-based compensation	17.8	17.6	7.1	7.0
Net operating loss carry-forward	45.6	40.5	18.2	16.2
Less: valuation allowance	(67.5)	(62.7)	(26.9)	(25.0)
Total	$-	$-	$-	$-

We have a net operating loss carry-forward for federal and state tax purposes of approximately $45.6 million at December 31, 2014, that is potentially available to offset future taxable income, which will begin to expire in the year 2021. For financial reporting purposes, no deferred tax asset was recognized because at December 31, 2014 and 2013, management estimates that it is more likely than not that substantially all of the net operating losses will expire unused. As a result, the amount of the deferred tax assets considered realizable was reduced 100% by a valuation allowance. The change in the valuation allowance was approximately $1.9 million and $2 million for the years ended December 31, 2014 and 2013, respectively. Many of the Company’s operating expenses in its 2007 and 2006 tax years were classified under the Internal Revenue Code as capitalized “Startup Costs”, which did not begin to be deductible for tax purposes until 2008. The Company files a consolidated tax return with its subsidiaries. The Company is no longer subject to U.S. federal, state, or non-U.S. income tax examinations by tax authorities for tax years before 2011, except that earlier years can be examined for the sole purpose of challenging the net operating loss carry-forwards arising in those years.

Note 8. Commitments and Contingencies

Operating Leases

On October 16, 2013, we entered into a 1 year sub-lease agreement with our current landlord for our current office space starting January 1, 2014 and terminating December 31, 2014. The monthly rent payment was approximately $32,000 plus additional charges. On January 1, 2015 we entered into a new sub-lease for our current office space for 38 months, with a monthly rent payment of approximately $32,000 per month plus additional charges.

We paid rent for our Moscow office of approximately $12,000 per month, on a month-to-month basis for the year ended December 31, 2014. The Company will discontinue renting its Moscow office in 2015.

Total rent expense was approximately $0.5 million and $0.7 million for the years ended December 31, 2014 and 2013.

Litigation

Our former Chief Financial Officer, filed a complaint against the Company and Seth Grae, President and Chief Executive Officer, with the Circuit Court of Fairfax County, Virginia (the “Fairfax County Complaint”), and a separate complaint against the Company with the U.S. Occupational Safety and Health Administration (the “OSHA Complaint”) on March 9, 2015.

The Fairfax County Complaint contained two claims for damages. The first claim alleged that the Company and Mr. Grae made defamatory statements regarding the former Chief Financial Officer. The claim demands at least $1,000,000 in compensatory damages; costs, including reasonable fees for attorneys; and punitive damages of $1,000,000. The second claim alleges that the Company breached the former Chief Financial Officer employment contract by not paying the former Chief Financial Officer $15,507.19 for paid time off, and demands additional compensatory damages of at least $15,507.19.

The OSHA Complaint alleges that the Company unlawfully retaliated against the former Chief Financial Officer for challenging allegedly improper actions of the Company by making allegedly defamatory statements and terminating him from his employment with the Company. The former Chief Financial Officer’s demand for damages is for back pay, front pay, and special damages. The complaint did not specify the amount of damages sought.

The Company believes that all of the claims by the former Chief Financial Officer are without merit and intends to vigorously defend itself.

Note 9. Research and Development Costs

Research and Development Costs

Research and development costs, included in the accompanying consolidated statement of operations amounted to approximately $1.5 million and $2.0 million for each of the years ended December 31, 2014 and 2013, respectively. We intend to close our Moscow office in 2015 and focus our research and development in Canada.

On October 20, 2014, we announced the signing of an initial cooperation agreement with Canadian Nuclear Laboratories (“CNL”), formerly known as Atomic Energy of Canada Limited-Chalk River Laboratories, for fabrication and test reactor irradiation of Lightbridge's patented next generation metallic nuclear fuel samples. The work will take place at CNL's facilities at Chalk River, Ontario, Canada. The joint work will proceed in three phases that will address:

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

Note 10. Stockholders’ Equity

At December 31, 2014 and 2013, there are 500,000,000 shares of authorized common stock. Total common stock outstanding at December 31, 2014 and 2013, was 18,082,874 shares and 15,057,243 shares, respectively. At December 31, 2014, there were 4,886,764 stock warrants and 2,026,564 stock options outstanding, all totaling 24,996,202 of total stock and stock equivalents outstanding at December 31, 2014.

Registered Direct Offerings and Outstanding Warrants

November 12, 2014 Offering

On November 12, 2014 we completed an offering with one existing institutional investor pursuant to which the Company sold an aggregate of 2,878,516 shares of its common stock and warrants to purchase a total of 2,734,590 shares of its common stock for aggregate gross proceeds, before deducting fees to the Placement Agent and other estimated offering expenses payable by the Company, of approximately $5 million. The common stock and warrants were sold in fixed combinations, with each combination consisting of one share of common stock and a warrant to purchase 0.95 shares of common stock. The purchase price is $1.75 per fixed combination. The warrants will become exercisable six months and one day following the closing date of the Offering and will remain exercisable for seven-and-a-half years from the date of issuance at an exercise price of $2.31 per share. The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares, and similar recapitalization transactions. The exercisability of the warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.99% of the Company's common stock. This limit may be increased to up to 19.99% upon no fewer than 60 days' notice to the Company.

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

The value of the warrants issued was calculated by using the Black Scholes Valuation Model using the following assumptions: volatility 67%; risk-free interest rate of 2.07%; dividend yield of 0%, and expected term of 7.5 years. The volatility of the Company’s common stock was estimated by management based on the historical volatility of the trading history of the Company’s common stock. The risk-free interest rate was based on the Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the expected life of the warrants. The expected dividend yield was based on the Company’s current and expected dividend policy and the expected term is equal to the contractual life of the warrants.

October 21, 2013 Offering

On October 21, 2013, we completed an offering with certain institutional investors on the sale of 2,500,000 shares of our common stock and warrants to purchase a total of 1,250,000 shares of our common stock for aggregate gross proceeds, before deducting fees to the Placement Agent and other estimated offering expenses payable by us, of approximately $4.4 million. The common stock and warrants were sold in fixed combinations, with each combination consisting of one share of common stock and a warrant to purchase 0.5 shares of common stock. The purchase price was $1.75 per fixed combination. The warrants become exercisable nine months and one day following the closing date (October 21, 2013, i.e., exercisable beginning April 22, 2014) of the offering and will remain exercisable for 7.5 years from the date of issuance at an exercise price of $2.30 per share. The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares, and similar recapitalization transactions. The exercisability of some of the warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.99% of our common stock. This limit may be increased to up to 9.99% upon no fewer than 60 days' notice.

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

The value of the warrants issued was calculated by using the Black Scholes Valuation Model using the following assumptions: volatility 104%; risk-free interest rate of 2.01%; dividend yield of 0%, and expected term of 7.5 years. The volatility of the Company’s common stock was estimated by management based on the historical volatility of the trading history of the Company’s common stock. The risk-free interest rate was based on the Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the expected life of the warrants. The expected dividend yield was based on the Company’s current and expected dividend policy and the expected term is equal to the contractual life of the warrants. As of December 31, 2014, 1,117,178 of these warrants remain outstanding.

July 22, 2010 Offering

On July 22, 2010, we completed an offering (the “Offering”) with certain institutional investors on the sale of 2,069,992 shares of our common stock and warrants to purchase a total of 1,034,996 shares of our common stock for aggregate gross proceeds, before deducting fees to the Placement Agent and other estimated offering expenses payable by us, of approximately $13.7 million. The common stock and warrants were sold in fixed combinations, with each combination consisting of one share of common stock and a warrant to purchase 0.5 shares of common stock. The purchase price was $6.60 per fixed combination. The warrants became exercisable nine months and one day following the closing date (July 28, 2010, i.e., exercisable beginning January 29, 2011) of the Offering and will remain exercisable for seven years from the date of issuance at an exercise price of $9.00 per share. The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares, and similar recapitalization transactions. The exercisability of some of the warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.99% of our common stock. This limit may be increased to up to 9.99% upon no fewer than 60 days' notice. All these warrants remain outstanding at December 31, 2014.

Outstanding Warrants

	December 31,
	2014	2013
Issued to Investors on July 28,2010, entitling the holders to purchase
1,034,996 common shares in the Company at an exercise price of
$9.00 per common share up to and including July 27, 2017	1,034,996	1,034,996

Issued to Investors on October 25, 2013, entitling the holders to purchase 1,250,000 common shares in the Company at an exercise
price of $2.30 per common share up to and including April 24, 2021	1,117,178	1,250,000

Issued to Investors on November 17, 2014, entitling the holders to purchase 2,734,590 common shares in the Company at an exercise
price of $2.31 per common share up to and including May 16, 2022	2,734,590	0

Total	4,886,764	2,284,996

Exercise of Warrants – Q3-2014

On September 3, 2014, we issued 132,822 shares of our common stock upon the exercise of warrants issued in conjunction with the October 21, 2013 stock offering. We received $2.30 for each share or $305,931.

Stock-based Compensation – Stock Options and Restricted Stock

Stock Plan

We have a stock-based compensation plan to reward for services rendered by officers, directors, employees, and consultants. On July 17, 2006, we amended this stock plan. We have reserved 2,500,000 shares of common stock of our unissued share capital for the stock plan. Other limitations are as follows:

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

Total stock options outstanding at December 31, 2014 and December 31, 2013, were 2,026,564 and 1,564,257, of which 1,564,257 and 1,530,200 of these options were vested at December 31, 2014 and December 31, 2013, respectively. Stock option expense was approximately $55,000 and $37,000 for the quarters ended December 31, 2014 and 2013, respectively. Stock option expense was approximately $262,000 and $225,000 for the years ended December 31, 2014 and 2013, respectively.

On May 5, 2014, we granted 579,429 stock options to our employees, directors, and consultants. These stock options vest over three years for employees and consultants, and over one year for our directors. The fair market value of each option was $1.79 on the grant date, based on (1) The strike price of $2.55, the price of our stock at the close of the market on the grant date; (2) The expected life of the grant of 5 years which is equal to the term of the grant, as historically grants have only been exercised just before the term expires; (3) The risk free rate of 1.68% which is based on the treasury yield curve for a 5 year term as published by the U.S. Treasury for the grant date; (4) Volatility of 90.44%, as measured based on the expected life of the options, and (5) Expected dividends of $0.0, as we have never issued dividends and we have no plans to ever issue dividends. Grants to our consultants were re-measured as of December 31, 2014, and the fair market value of each option was $0.93 on the measurement date. We estimated future pre-vest forfeitures to be 1.5%, based on historical information.

Stock option transactions to the employees, directors, advisory board members and consultants are summarized as follows for the year ended December 31, 2014:

		Weighted	Weighted
	Options	Average	Average
	Outstanding	Exercise	Grant Date Fair
		Price	Value

Beginning of the year	1,564,257	$11.16	$10.61
Granted	579,429	2.55	1.79
Exercised	-	-	-
Forfeited	(117,122)	$-	$-
Expired	-	$-	$-
End of year	2,026,564	$9.19	$10.61

Options exercisable	1,564,257	$11.16	$10.61

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

The above tables include options issued and outstanding as of December 31, 2014, as follows:

i)	A total of 255,202 non-qualified 10 year options have been issued, and are outstanding, to advisory board members at exercise prices of $4.50 to $14.40 per share.

ii)

A total of 1,579,415 non-qualified 5-10 year options have been issued, and are outstanding, to our directors, officers, and employees at exercise prices of $2.55 to $23.85 per share. From this total, 820,396 options are outstanding to the Chief Executive Officer who is also a director, with remaining contractual lives of 0.9 years to 6.2 years. All other options issued to directors, officers, and employees have a remaining contractual life ranging from 1.6 years to 6.3 years.

iii)	A total of 191,947 non-qualified 5-10 year options have been issued, and are outstanding, to our consultants at exercise prices of $2.55 to $15.30 per share.

The following table provides certain information with respect to the above-referenced stock options that are outstanding and exercisable at December 31, 2014:

	Stock Options Outstanding			Stock Options Vested
	Weighted			Weighted
	Average			Average
	Remaining		Weighted	Remaining		Weighted
	Contractual	Number	Average	Contractual	Number	Average
	Life	of	Exercise	Life	of	Exercise
	- Years	Awards	Price	- Years	Awards	Price
Exercise Prices
$2.55 - $5.00	4.26	645,644	$3.10	4.06	183,337	$4.50
$5.01 - $12.90	4.11	782,584	$7.45	4.11	782,584	$7.45
$13.50-$18.9 0	1.30	358,336	$14.17	1.30	358,336	$14.17
$19.20-$23.8 5	1.12	240,000	$23.85	1.12	240,000	$23.85
Total	3.31	2,026,564	$9.19	3.00	1,564,257	$11.16

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

The aggregate intrinsic value of stock options outstanding at December 31, 2014 and December 31, 2013, was $0. Intrinsic value is calculated based on the difference between the exercise price of the underlying awards and the quoted price of our common stock as of the reporting date ($1.55 and $1.45 per share as of the close on December 31, 2014 and December 31, 2013, respectively).

Restricted Stock Award Activity		Weighted
		Average
		Grant
	Number of	Date Fair
	Units	Value
Total awards outstanding at December 31, 2012	43,032	$6.49
Units granted	-	$-
Units Exercised/Released	(28,739)	$6.99
Units Cancelled/Forfeited	-	$-
Total awards outstanding at December 31, 2013	14,293	$5.47
Units granted	-	$-
Units Exercised/Released	(14,293)	$5.47
Units Cancelled/Forfeited	-	$-
Total awards outstanding at December 31, 2014	-	$-

As of December 31, 2014 and December 31, 2013, there was approximately $0 and $19,000 of net unrecognized compensation cost related to unvested restricted stock-based compensation arrangements, respectively. This compensation is recognized on a straight line basis and all of the compensation expected to be expensed in 2014, has been recognized as of December 31, 2014.

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

Assumptions used in the Black Scholes option-pricing model for the year ended December 31, 2014, and for the year ended December 31, 2011, (there were no stock option grants in 2013 and 2012) were as follows:

	Year ended	Year ended
	12/31/2014	12/31/2011

Average risk-free interest rate	1.68%	3.35%
Average expected life- years	5	10
Expected volatility	90.44%	94.32%
Expected dividends	0	0

Stock-based compensation expense includes the expense related to (1) Grants of stock options, (2) Grants of restricted stock, (3) Stock issued as consideration for some of the services provided by our directors and strategic advisory council members, and (4) Stock issued in lieu of cash to pay bonuses to our employees and contractors. We record stock-based compensation expenses in the caption with all of our other general and administrative expenses. Grants of stock options and restricted stock are awarded to our employees, directors, consultants, and board members, and we recognize the fair market value of these awards ratably as they are earned. The expense related to payments in stock for services is recognized as the services are provided.

During the years ended December 31, 2014 and 2013, approximately $0.3 million was recorded as total stock-based compensation each year. Stock-based compensation expense is recorded under the captions general and administrative expenses and research and development expenses in the accompanying consolidated statements of operations.

Note 11. Business Segment Results

We have two principal business segments, which are (1) Our technology business and (2) Our consulting services business. These business segments were determined based on the nature of the operations and the services offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief decision-makers, in deciding how to allocate resources and in assessing performance. Our Chief Executive Officer and Interim Chief Financial Officer have been identified as the chief operating decision makers. Our chief operating decision makers direct the allocation of resources to operating segments based on the profitability, the cash flows, and the business plans of each respective segment.

The Company evaluates performance based on several factors, of which achievement of strategic goals toward future profitability and business segment income before taxes are the primary measures. The following tables show the operations of the Company’s reportable business segments for the years ended December 31, 2014 and 2013.

BUSINESS SEGMENT RESULTS - YEARS ENDED DECEMBER 31, 2014 AND 2013

					Corporate and
	Consulting		Technology		Eliminations			Total
	2014	2013	2014	2013	2014		2013	2014	2013
Revenue	$1,310,199	$1,901,354	$-	$-	$-		$-	$1,310,199	$1,901,354
Segment Profit - Pre Tax	$406,078	$286,299	$(1,534,605)	$(2,030,194)	$(3,688,517)		$(3,121,065)	$(4,817,044)	$(4,864,961)
Total Assets	$469,086	$425,916	$833,560	$699,168	$4,750,590		$4,532,555	$6,053,236	$5,657,639
Property Additions	$-	$-	$-	$-	$-	$	- $	$-	$-
Interest Expense	$-	$-	$-	$-	$-	$	- $	$-	$-
Deprec. Expense	$-	$-	$-	$-	$-		$17,221	$-	$17,221

Note 12. Subsequent Events

The Company has implemented the most recent FASB accounting pronouncement for reporting subsequent events. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the consolidated financial statements are issued. The adoption of this accounting pronouncement did not impact our financial position or results of operations. The Company evaluated all events or transactions that occurred after December 31, 2014, up through the date these consolidated financial statements were issued and other than the disclosure in note 8 above, there were no subsequent events that occurred which required disclosure in the accompanying consolidated financial statements.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

LIGHTBRIDGE CORPORATION

Date: March 26, 2015	By:	/s/ Seth Grae
	'	Seth Grae
Chief Executive Officer,
President and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on March 26, 2015.

Signature		Title

/s/	Seth Grae	Chief Executive Officer, President and Director
Seth Grae		(Principal Executive Officer)

/s/	Linda Zwobota	Interim Chief Financial Officer, and Treasurer
Linda Zwobota		(Principal Financial and Accounting Officer)

/s/	Thomas Graham, Jr.	Director
Thomas Graham, Jr.

/s/	Victor Alessi	Director
Victor Alessi

/s/Kathleen Kennedy Townsend		Director
Kathleen Kennedy Townsend

/s/	Daniel B. Magraw, Jr.	Director
Dan Magraw