Form 10-K/A
period 2014-12-31
LIGHTBRIDGE Corp
filed 2015-04-30
CIK 1084554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No. 001-34487

LIGHTBRIDGE CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Nevada	91-1975651
(State or Other Jurisdiction of Incorporation or
Organization)	(I.R.S. Employer Identification No.)

1600 Tysons Boulevard, Suite 550
Mclean, Virginia 22102
(Address of Principal Executive Offices)

(571) 730-1200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Exchange Act: None

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
Yes [X]      No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
Yes [X]      No [   ]

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act)
Yes [   ]      No [X]

At June 30, 2014, the aggregate market value of shares held by non-affiliates of the registrant (based upon the closing sale price of such shares on the NASDAQ Capital Market on June 30, 2014 was $35,186,138.

At March 2, 2015 there were 18,082,874 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LIGHTBRIDGE CORPORATION
FORM 10-K
For the Fiscal Year Ended December 31, 2014

EXPLANATORY NOTE

This Amendment No.1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Lightbridge Corporation (the “Company”) for the year ended December 31, 2014, as filed with the Securities and Exchange Commission on March 25, 2015 (the “Original Form 10-K”). This Amendment is being filed solely for the purpose of disclosing information required in Part III of the Original Form 10-K that the Company will not be incorporating by reference to a definitive proxy statement by the required deadline. No other parts or disclosures from the Original Form 10-K are included in this Amendment other than Part III and Part IV below, and except as required to reflect the matters set forth in such included disclosure, this Amendment does not reflect events or developments that have occurred after the date of the Original Form 10-K and does not modify or update disclosures presented in the Original Form 10-K in any way.

Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events, results, or developments that have occurred or facts that have become known to us after the date of the Original Form 10-K (other than as discussed above), and such forward-looking statements should be read in their historical context. Accordingly, this Amendment should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Form 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Set forth below are the names of our current directors, executive officers and significant employees, their ages, all positions and offices that they hold with us, the period during which they have served as such, and their business experience during at least the last five years.

		Position with the	Term as Director of
Name	Age	Company	Company
Seth Grae	52	President, CEO and Director	April 2006 – Present
Thomas Graham, Jr.	81	Chairman and Corporate Secretary	April 2006 – Present
Victor E. Alessi	75	Director	August 2006 – Present
Kathleen Kennedy Townsend	63	Director	October 2013 – Present
Daniel B. Magraw	68	Director	October 2006 – Present
Linda Zwobota	64	Chief Financial Officer	-
Andrey Mushakov	38	Executive Vice President – International Nuclear Operations	-

Name	Position with the Company and Principal Occupations

Seth Grae

Mr. Grae was named the Chief Executive Officer and President of the Company on March 17, 2006 and, effective April 2, 2006, became a director of the Company. Seth Grae has led the development and implementation of Lightbridge’s business efforts to develop and deploy advanced nuclear fuel technologies and to provide comprehensive advisory services based on safety, non-proliferation, and transparency for emerging commercial nuclear power programs.

Mr. Grae is a member of the Civil Nuclear Trade Advisory Committee to the U.S. Secretary of Commerce and he is a member of the Nuclear Energy Institute's Suppliers Advisory Committee. He is also a member of the Dean’s Advisory Council at the Washington College of Law at American University. Mr. Grae has served as Vice Chair of the Governing Board of the Bulletin of the Atomic Scientists and as Co-Chair of the American Bar Association’s Arms Control and Disarmament Committee. He has also been a member of the Board of Directors of the Lawyers Alliance for World Security. Mr. Grae reviews the work of the Company’s principal financial and accounting officers on significant matters related to the Company’s financial position and results of operations, and the presentation of its financial statements.

Thomas Graham, Jr.

Ambassador Graham became a director of the Company on April 2, 2006, and chairman of the Board on April 4, 2006. Ambassador Graham served as a member of the board of directors of Thorium Power, Inc., from 1997 until the merger with the Company. He is one of the world’s leading experts on nuclear non- proliferation and has served as a senior U.S. diplomat involved in the negotiation of every major international arms control and non- proliferation agreement involving the United States during the period from 1970 to 1997, including the Strategic Arms Limitations Talks (the Interim Agreement on Strategic Offensive Arms, the Anti- Ballistic Missile Treaty, and the Salt II Treaty), the Strategic Arms Reduction Talks (the Start I Treaty and the Start II Treaty), the Intermediate Nuclear Forces Treaty, the Nuclear Non- Proliferation Treaty Extension, the Conventional Armed Forces in Europe Treaty, and the Comprehensive Test Ban Treaty. In 1993, Ambassador Graham served as the Acting Director of the U.S. Arms Control and Disarmament Agency (ACDA), and for seven months in 1994 served as the Acting Deputy Director. From 1994 through 1997, he served as the Special Representative of the President of the United States for Arms Control, Non-Proliferation and Disarmament with the rank of Ambassador, and in this capacity successfully led U.S. government efforts to achieve the permanent extension of the Nuclear Non-Proliferation Treaty in 1995. He also served for 15 years as the general counsel of ACDA.

Ambassador Graham worked on the negotiation of the Chemical Weapons Convention and the Biological Weapons Convention. He drafted the implementing legislation for the Biological Weapons Convention and managed the Senate approval of the ratification of the Geneva Protocol banning the use in war of chemical and biological weapons. In 2009, Mr. Graham was appointed as a member of the International Advisory Board for the nuclear program of the United Arab Emirates. He is also Chairman of the Board of CanAlaska Uranium Ltd. of Vancouver, Canada (TSX: CVV) a uranium exploration company. In addition, he was Chairman of Mexco Energy Inc. (NYSEMKT: MXC) during the last five years, resigning in 2011. Ambassador Graham received an A.B. in 1955 from Princeton and a J.D. in 1961 from Harvard University. He is a member of the Kentucky, the District of Columbia and the New York Bar Associations and is a member of the Council on Foreign Relations. He chaired the Committee on Arms Control and Disarmament of the American Bar Association from 1986-1994. Ambassador Graham received the Trainor Award for Distinction in Diplomacy from Georgetown University in 1995 and the World Order Under Law award from the International Law Section of the American Bar Association in 2007. He has taught at a number of universities as an adjunct professor including the University of Virginia Law School, Georgetown University Law Center, Georgetown University School of Foreign Service, the University of Washington, The University of Tennessee, and Stanford University. He has published six books, the most recent being “Unending Crisis” in 2012.

Victor E. Alessi

Dr. Alessi became a director of the Company on August 23, 2006. Dr. Victor E. Alessi, who holds a Ph.D. in nuclear physics, is President Emeritus of the United States Industry Coalition (“USIC”), an organization dedicated to facilitating the commercialization of technologies of the New Independent States (“NIS”) of the former Soviet Union through cooperation with its members. He has held such position since August 1, 2006; prior to becoming President Emeritus, Dr. Alessi held the positions of CEO and President of USIC since 1999. Previously, he was President of DynMeridian, a subsidiary of DynCorp, specializing in arms control, non-proliferation, and international security affairs. Before joining DynMeridian in early 1996, Dr. Alessi was the Executive Assistant to the Director, U.S. Arms Control and Disarmament Agency (“ACDA”). At ACDA he resolved inter- bureau disputes, and advised the director on all arms control and non-proliferation issues. Dr. Alessi served as Director of the Office of Arms Control and Non-proliferation in the Department of Energy (“DOE”) prior to his work at ACDA, overseeing all DOE arms control and non-proliferation activities. As a senior DOE representative, Dr. Alessi participated in U.S. efforts that led to successful conclusion of the Intermediate Nuclear Forces (INF), Conventional Forces in Europe, Threshold Test Ban, Peaceful Nuclear Explosions, Open Skies, Strategic Arms Reductions Talks Treaties and the Chemical Weapons Convention. In this role, he was instrumental in implementing the U.S. unilateral nuclear initiative in 1991 and was a member of the U.S. delegation discussing nuclear disarmament with Russia and other states of the former Soviet Union. He was in charge of DOE’s support to the U.N. Special Commission on Iraq, to the Nunn-Lugar Initiative, and represented DOE in discussions on the Comprehensive Test Ban (“CTB”) with the other nuclear weapons states before the CTB negotiations began in Geneva in 1994. Dr. Alessi served as the U.S. board member to the International Science and Technology Center in Moscow since its founding in 1992 until 2011. He is also the former U.S. board member to the Science and Technology Center in Ukraine. Dr. Alessi is a 1963 graduate of Fordham University, where he also earned a licentiate in Philosophy (Ph.L.) in 1964. He studied nuclear physics at Georgetown University, receiving his M.S. in 1968 and Ph.D. in 1969.

Kathleen Kennedy Townsend

Ms. Townsend became a director of the Company in October 2013. Ms. Townsend has a long history of accomplishment in the public arena, and for the last decade has in the private sector. She has been a Managing Director at the Rock Creek Group, an investment management company since 2007. Ms. Townsend also serves on the board of directors for the Pension Rights Center (a nonprofit consumer advocacy organization), NewTower Trust Company (a non-depository trust company that provides fiduciary and trustee services to the Multi-Employer Property Trust (MEPT), an open-end commingled real estate equity fund), and CanAlaska Uranium Ltd. (TSX: CVV) (a Canadian uranium exploration company).

As the State of Maryland’s first woman Lt. Governor, Ms. Townsend was in charge of a multimillion dollar budget and had oversight of major cabinet departments, including Economic Development and Transportation, State Police, Public Safety and Correction and Juvenile Justice. Prior to being elected Lt. Governor, Ms. Townsend served as Deputy Assistant Attorney General of the United States. In that role, she led the planning to put 100,000 police officers into the community and she ignited the Police Corps, a program to give college scholarships to young people who pledge to work as police officers for four years after graduation.

Prior to serving at the Department of Justice, Ms. Townsend spent seven years as the founder and director of the Maryland Student Service Alliance where she led the fight to make Maryland the first—and only—state to make service a graduation requirement.

She has been appointed Special Advisor at the Department of State, a Research Professor at the McCourt School of Public Policy at Georgetown University, where she focuses on retirement security. She is a Woodrow Wilson Fellow. She taught foreign policy at the University of Pennsylvania and the University of Maryland, Baltimore County and has been a visiting Fellow at the Kennedy School of Government at Harvard. In the mid-1980s, she founded the Robert F. Kennedy Human Rights Award.

She chairs Center for Popular Democracy which builds the strength and capacity of democratic organizations. She also serves on the boards of the Center for American Progress, Institute for Contemplative Practice, and New Tower Trust. Ms. Townsend is also a member of the Council of Foreign Relations and the Inter-American Dialogue. For the last eight years she has been Vice-Chair of the Future of Science conference held in Venice Italy and for the last four years Vice-Chair of Science for Peace held in Milan.

Ms. Townsend has chaired the Institute of Human Virology founded by Dr. Robert Gallo, which treats over 700,000 patients in Africa as part of the PEPFAR program, has chaired the Robert Kennedy Memorial and has been on the Board of Directors of the John F Kennedy Library Foundation. Previously, she served on a number of boards including the Export-Import Bank, Johns Hopkins School of Advanced International Studies (SAIS), the Wilderness Society, the Points of Light Foundation, the National Catholic Reporter and the Institute for Women’s Policy Research, and the Baltimore Urban League.

An honors graduate of Harvard University, Ms. Townsend received her law degree from the University of New Mexico where she was a member of the law review. She has received fourteen honorary degrees. A member of the bar in Maryland, Connecticut and Massachusetts, she is also a certified broker-dealer.

Ms. Townsend’s book, Failing America’s Faithful: How Today’s Churches Mixed God with Politics and Lost Their Way has been published by Warner Books in March 2007.

Daniel B. Magraw

Mr. Magraw became a director of the Company on October 23, 2006. Mr. Magraw is a leading expert on international environmental law and policy, as well as on international human rights. Mr. Magraw is a Senior Fellow and Professorial Lecturer at the Foreign Policy Institute at Johns Hopkins School of Advanced International Studies (SAIS) and President Emeritus of the Center for International Environmental Law (CIEL). Mr. Magraw was the President and CEO of CIEL from 2002- 2010. From 1992-2001, he was Director of the International Environmental Law Office of the U.S. Environmental Protection Agency, during which time he also served at the White House (2000-2001) and as Acting Assistant Administrator of the EPA’s Office of International Activities. He was a member of the Trade and Environment Policy Advisory Committee to the Office of the U.S. Trade Representative (TEPAC) from 2002-2010, chairs the American Bar Association (ABA) Section of International Law’s Task Force on Magna Carta, serves as a consultant to the United Nations, was a member of the U.S. Department of State Study Group on International Business Transactions, and was Chair of the 15,000-member Section of International Law and Practice of the ABA. He practiced international law, constitutional law, and bankruptcy law at Covington & Burling in Washington, DC from 1978-1983. Mr. Magraw is a widely-published author in the field of international law and has received many awards. He graduated from Harvard University with High Honors in Economics, where he was student body president, and from the University of California, Berkeley Law School, where he was Editor-in-Chief of the Law Review. While working as an economist for the Peace Corps in India from 1968 to 1972, Mr. Magraw helped develop and managed the largest and most successful cooperative of its type (wholesale, retail, furniture manufacturing and food processing) in India. In 1996, Mr. Magraw became a member of the board of directors of Thorium Power, Inc., which is now a wholly-owned subsidiary of the Company.

Linda Zwobota

Ms. Zwobota was appointed the Chief Financial Officer of the Company on March 25, 2015. Prior to her appointment as Chief Financial Officer, Ms. Zwobota was the Company’s interim Chief Financial Officer since November 2014. Prior to that appointment, Ms. Zwobota served as the Company’s Controller, a position she held since October 2009, when she joined the Company. Ms. Zwobota is the Company’s principal accounting officer and is responsible for the Company’s financial reporting and analysis, including the Company’s quarterly and annual SEC reporting, Sarbanes Oxley compliance, and general financial management, among other things.

From May 2000 until October 2009, Ms. Zwobota held the position of Associate at Resources Global Professionals (“RGP”), a consulting firm, where she provided RGP clients with a broad range of services, including accounting, regulatory reporting, internal audit, and IT system support. Prior to joining RGP, from 1999 to May 2000, Ms. Zwobota held the position of Senior Internal Auditor for BAA, USA, Inc., a subsidiary of BAA plc, a developer and manager of retail, food and beverage concessions at airports. Ms. Zwobota performed high-level, risk-based audits of BAA plc’s investments in North America, including World Duty Free Americas, World Duty Free Inflight, airport and retail operations, and development activities. Prior to joining BAA, USA, Inc., from 1997 through 1999, Ms. Zwobota was the Revenue Accounting Manager for World Duty Free, another BAA plc company with global operations, sales of $43 million denominated in 54 different currencies worldwide, servicing 23 airline concessions, at 31 stations in 18 countries. From 1992-1997, Ms. Zwobota worked at a subsidiary of Wartsila, a global power solutions company, as a Senior Accountant and as the Assistant Treasurer. Ms. Zwobota earned a Bachelors Degree from the University of Maryland, College Park. She has been a certified public accountant since November 1991 and a Certified Internal Auditor (CIA®) since May 1999.

Andrey Mushakov

Dr. Mushakov became the Executive Vice President- International Nuclear Operations of the Company on July 27, 2006 and he oversees the nuclear fuel technology division of Lightbridge Corporation. Dr. Mushakov has been with Lightbridge since 2000. In 2009, he led Lightbridge’s efforts to establish its Russian branch office in Moscow and currently oversees its operations. He also acts as the primary liaison between Lightbridge Corporation and various Russian nuclear organizations, including Russian State Corporation “Rosatom”, TVEL, MSZ Electrostal, OKBM, Kurchatov Institute, and other Russian entities. Dr. Mushakov was instrumental in negotiating Lightbridge’s collaborative agreements with AREVA, the world’s largest nuclear energy firm, to investigate the use of thorium fuel in light water reactors and directing successful execution of the consulting projects thereunder in 2009-2010. Dr. Mushakov has been a featured speaker at international conferences and panels on nuclear fuel technology, including the Wharton Energy Conference and the World Nuclear Fuel Cycle Conference. Before joining Lightbridge, Dr. Mushakov worked in commercial bank oversight and corporate finance in the banking and construction sectors in Russia. Dr. Mushakov earned a Ph.D. in economics from St. Petersburg State University of Economics and Finance, an M.S. in management from Hult International Business School, and a B.S. in banking and finance from the Financial University under the Government of Russia.

There are no agreements or understandings for any of our executive officers or director to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

Directors are elected until their successors are duly elected and qualified.

Director Qualifications

Directors are responsible for overseeing the Company’s business consistent with their fiduciary duty to stockholders. This significant responsibility requires highly-skilled individuals with various qualities, attributes and professional experience. The Board believes that there are general requirements for service on the Board that are applicable to all directors and that there are other skills and experience that should be represented on the Board as a whole but not necessarily by each director. The Board and the Governance and Nominating Committee of the Board consider the qualifications of directors and director candidates individually and in the broader context of the Board's overall composition and the Company's current and future needs.

Qualifications for All Directors

In its assessment of each potential candidate, including those recommended by stockholders, the Governance and Nominating Committee considers the nominee's judgment, integrity, experience, independence, understanding of the Company's business or other related industries and such other factors the Governance and Nominating Committee determines are pertinent in light of the current needs of the Board. The Governance and Nominating Committee also takes into account the ability of a Director to devote the time and effort necessary to fulfill his or her responsibilities to the Company.

The Board and the Governance and Nominating Committee require that each Director be a recognized person of high integrity with a proven record of success in his or her field. Each Director must demonstrate innovative thinking, familiarity with and respect for corporate governance requirements and practices, an appreciation of multiple cultures and a commitment to sustainability and to dealing responsibly with social issues. In addition to the qualifications required of all Directors, the Board assesses intangible qualities including the individual's ability to ask difficult questions and, simultaneously, to work collegially.

The Board does not have a specific diversity policy, but considers diversity of race, ethnicity, gender, age, cultural background and professional experiences in evaluating candidates for Board membership. Diversity is important because a variety of points of view contribute to a more effective decision-making process.

Qualifications, Attributes, Skills and Experience to be Represented on the Board as a Whole

The Board has identified particular qualifications, attributes, skills and experience that are important to be represented on the Board as a whole, in light of the Company's current needs and business priorities. The Company's services are performed in various countries around the world and significant areas of future growth are located outside of the United States. The Company's business is truly global and multicultural. Therefore, the Board believes that international experience or specific knowledge of key geographic growth areas and diversity of professional experiences should be represented on the Board. The Company's business is multifaceted and involves complex financial transactions in various countries. Therefore, the Board believes that the Board should include some Directors with a high level of financial literacy and some Directors who possess relevant business experience as a Chief Executive Officer or President. Our business involves complex technologies in a highly specialized industry. Therefore, the Board believes that extensive knowledge of the Company's business and the nuclear industry should be represented on the Board. The Company's business also requires compliance with a variety of regulatory requirements across a number of countries and relationships with various governmental entities. Therefore, the Board believes that governmental, political or diplomatic expertise should be represented on the Board.

Summary of Qualifications of Directors

Set forth below are the specific qualifications, attributes, skills and experiences of our directors.

Seth Grae
Mr. Grae was named the Chief Executive Officer and President of the Company on March 17, 2006 and, effective April 2, 2006, became a director of the Company. Seth Grae has led the development and implementation of Lightbridge's business efforts to develop and deploy advanced nuclear fuel technologies and to provide comprehensive advisory services based on safety, non-proliferation, and transparency for emerging commercial nuclear power programs.

Mr. Grae is a member of the Civil Nuclear Trade Advisory Committee to the U.S. Secretary of Commerce and he is a member of the Nuclear Energy Institute's Suppliers Advisory Committee. He is also a member of the Dean's Advisory Council at the Washington College of Law at American University. Mr. Grae has served as Vice Chair of the Governing Board of the Bulletin of the Atomic Scientists and as Co-Chair of the American Bar Association's Arms Control and Disarmament Committee. He has also been a member of the Board of Directors of the Lawyers Alliance for World Security. Mr. Grae reviews the work of the Company's principal financial and accounting officers on significant matters related to the Company's financial position and results of operations, and the presentation of its financial statements.

Thomas Graham, Jr.
Ambassador Graham became a director of the Company on April 2, 2006, and chairman of the Board on April 4, 2006. He is one of the world's leading experts in nuclear non-proliferation and was appointed in 2009 as a member of the International Advisory Board for the UAE Nuclear Program. Ambassador Graham served as a senior U.S. diplomat involved in the negotiation of every major international arms control and non-proliferation agreement in which the United States took part during the period from 1970 to 1997. Ambassador Graham also is the Chairman of the Board of CanAlaska Uranium Ltd. of Vancouver, Canada (Toronto: CVV:CN), a uranium exploration company. He is a member of the Kentucky, the District of Columbia and the New York Bar Associations and is a member of the Council on Foreign Relations. He chaired the Committee on Arms Control and Disarmament of the American Bar Association from 1986-1994.

Victor E. Alessi
Dr. Alessi became a director of the Company on August 23, 2006. Dr. Alessi holds a Ph.D. in nuclear physics and is President Emeritus of the United States Industry Coalition, or USIC, an organization dedicated to facilitating the commercialization of technologies of the New Independent States, or NIS, of the former Soviet Union through cooperation with its members. Victor Alessi served as President and CEO of USIC from 1999 to 2006, focusing on commercializing technologies developed in nuclear institutes in the former Soviet Union by companies in the United States thus creating peaceful jobs for former Soviet weapons scientists and preventing the spread of nuclear weapons. Coinciding with his tenure at USIC, Dr. Alessi also served the U.S. Representative on the Governing Board of the International Science and Technology Center in Moscow since its founding in 1992 until 2011. He also served as a board member of the Science and Technology Center in Ukraine. Earlier, Dr. Alessi served as Director of the Office of Arms Control and Non-proliferation at the Department of Energy, or DOE, where he oversaw arms control and non-proliferation activities during the administrations of Presidents Ronald Reagan, George H.W. Bush, and William Clinton. As a senior DOE official, he also played an instrumental role implementing the U.S. unilateral nuclear initiative in 1991 which eliminated over 7000 nuclear weapons.

Kathleen Kennedy Townsend
Ms. Kennedy Townsend became a director of the Company on October 1, 2013, and Ms. Townsend brings a long history of accomplishments in the public and private sectors that demonstrate her high level of financial literacy, her experience as a director, her risk oversight and management expertise, as well as her experience in the political arena. She is a manager at The Rock Creek Group, a Washington, D.C. based investment advisor founded by the former treasurer of the World Bank. She was the State of Maryland's first woman Lieutenant Governor, serving from 1995 to 2003. She had responsibility for a multibillion-dollar budget and oversight of major cabinet departments. Before her 1995 election, Ms. Townsend served as Deputy Assistant Attorney General of the United States. She led the planning to put 100,000 police officers into communities and she ignited the Police Corps, a program to give college scholarships to young people who pledge to work as police officers for four years after graduating. Earlier in her career, Ms. Townsend served as the founder and director of the Maryland Student Service Alliance.

Ms. Townsend is an honors graduate of Harvard University, and earned her law degree from the University of New Mexico. She has received 14 honorary degrees. A member of the bar in Maryland, Connecticut and Massachusetts, she is also a certified broker-dealer and author.

Daniel B. Magraw
Mr. Magraw became a director of the Company on October 23, 2006, and is a leading expert on international environmental law and policy. Mr. Magraw is a Fellow and Professorial Lecturer at the Foreign Policy Institute at Johns Hopkins School of Advanced International Studies, and is President Emeritus of the Center for International Environmental Law, or CIEL. Mr. Magraw served as the President and CEO of CIEL from 2002-2010. From 1992-2001, he was Director of the International Environmental Law Office of the U.S. Environmental Protection Agency. He was a member of the Trade and Environment Policy Advisory Committee to the Office of the U.S. Trade Representative, chairs the American Bar Association Section of International Law’s Task Force on Magna Carta, serves as a consultant to the United Nations, was a member of the U.S. Department of State Study Group on International Business Transactions, was Chair of the 15,000-member Section of International Law and Practice of the American Bar Association and is a member of the International Panel of Arbitrators of the American Arbitration Association. Mr. Magraw is a widely-published author in the field of international environmental law.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

  been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);
  had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;
  been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

  been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
  been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
  been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self- regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Composition and Committees

Our current corporate governance practices and policies are designed to promote stockholder value and we are committed to the highest standards of corporate ethics and diligent compliance with financial accounting and reporting rules. Our Board provides independent leadership in the exercise of its responsibilities. Our management oversees a system of internal controls and compliance with corporate policies and applicable laws and regulations, and our employees operate in a climate of responsibility, candor and integrity.

Corporate Governance Guidelines

We and our Board are committed to high standards of corporate governance as an important component in building and maintaining stockholder value. To this end, we regularly review our corporate governance policies and practices to ensure that they are consistent with the high standards of other companies. We also closely monitor guidance issued or proposed by the SEC and the provisions of the Sarbanes-Oxley Act, as well as the emerging best practices of other companies. The current corporate governance guidelines are available on the Company’s website www.ltbridge.com. Printed copies of our corporate governance guidelines may be obtained, without charge, by contacting the Corporate Secretary, Lightbridge Corporation, 1600 Tysons Boulevard, Suite 550, McLean, Virginia 22102 USA.

The Board and Committees of the Board

The Company is governed by the Board that currently consists of five members: Seth Grae, Thomas Graham, Victor Alessi, Kathleen Kennedy Townsend, and Daniel Magraw. The Board has established four Committees: the Audit Committee, the Compensation Committee, the Nominating and Governance Committee and the Executive Committee. Each of the Audit Committee, Compensation Committee and Nominating and Governance Committee are comprised entirely of independent directors. From time to time, the Board may establish other committees. The Board met seven times in 2014. The Board has adopted a written charter for each of its committees which are available on the Company’s website www.ltbridge.com. Printed copies of these charters may be obtained, without charge, by contacting the Corporate Secretary, Lightbridge Corporation, 1600 Tysons Boulevard, Suite 550, McLean, Virginia 22102 USA.

Governance Structure

The Company has chosen to separate the roles of the Chairman of the Board and the Chief Executive Officer, though our current Chairman, Thomas Graham, Jr., is a member of the Company’s executive management. We have chosen to implement such a governance structure to allow our Chief Executive Officer the ability to focus the majority of his time and efforts on the day to day operations of the Company. We believe that this governance structure has served the Company’s shareholders well over the years.

We encourage our shareholders to learn more about our Company’s governance practices at our website, www.ltbridge.com.

The Board’s Role in Risk Oversight

The Board oversees that the assets of the Company are properly safeguarded, that the appropriate financial and other controls are maintained, and that the Company’s business is conducted wisely and in compliance with applicable laws and regulations and proper governance. Included in these responsibilities is the Board’s oversight of the various risks facing the Company. In this regard, the Board seeks to understand and oversee critical business risks. The Board does not view risk in isolation. Risks are considered in virtually every business decision and as part of the Company’s business strategy. The Board recognizes that it is neither possible nor prudent to eliminate all risk. Indeed, purposeful and appropriate risk-taking is essential for the Company to be competitive on a global basis and to achieve its objectives.

While the Board oversees risk management, Company management is charged with managing risk. The Company has robust internal processes and a strong internal control environment to identify and manage risks and to communicate with the Board. The Board and the Audit Committee monitor and evaluate the effectiveness of the internal controls and the risk management program at least annually. Management communicates routinely with the Board, Board committees and individual Directors on the significant risks identified and how they are being managed. Directors are free to, and indeed often do, communicate directly with senior management.

The Board implements its risk oversight function both as a whole and through committees. Much of the work is delegated to various committees, which meet regularly and report back to the full Board. All committees play significant roles in carrying out the risk oversight function. In particular:

  The Audit Committee oversees risks related to the Company’s financial statements, the financial reporting process, accounting and legal matters. The Audit Committee oversees the internal audit function and the Company’s ethics programs, including the Code of Business Conduct. The Audit Committee members meet separately with representatives of the independent auditing firm.
  The Compensation Committee evaluates the risks and rewards associated with the Company’s compensation philosophy and programs. The Compensation Committee reviews and approves compensation programs with features that mitigate risk without diminishing the incentive nature of the compensation. Management discusses with the Compensation Committee the procedures that have been put in place to identify and mitigate potential risks in compensation.

Independent Directors

In considering and making decisions as to the independence of each of the directors of the Company, the Board considered transactions and relationships between the Company (and its subsidiaries) and each director (and each member of such director’s immediate family and any entity with which the director or family member has an affiliation such that the director or family member may have a material indirect interest in a transaction or relationship with such entity). The Board has determined that the following members of the Board are independent as defined in applicable SEC and NASDAQ rules and regulations, and that each constitutes an “Independent Director” as defined in NASDAQ Marketplace Rule 5605, and that such members constitute a majority of the entire Board: Mr. Alessi, Ms. Kennedy Townsend, and Mr. Magraw.

Audit Committee

Our Audit Committee consists of Messrs. Alessi and Magraw and Ms. Kennedy Townsend, each of whom is “independent” as that term is defined under the Nasdaq listing standards. The Audit Committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company. Ms. Kennedy Townsend is our Audit Committee financial expert as that term is defined by the applicable SEC rules. The Audit Committee is responsible for, among other things:

  selecting our independent auditors and pre-approving all auditing and non-auditing services permitted to be performed by our independent auditors;
  reviewing with our independent auditors any audit problems or difficulties and management’s response;
  reviewing and approving all proposed related-party transactions, as defined in Item 404 of Regulation S- K under the Securities Act of 1933, as amended;
  discussing the annual audited financial statements with management and our independent auditors;
  reviewing major issues as to the adequacy of our internal controls and any special audit steps adopted in light of significant internal control deficiencies;
  annually reviewing and reassessing the adequacy of our Audit Committee charter;
  meeting separately and periodically with management and our internal and independent auditors; and
  reporting regularly to the full Board ; and
  such other matters that are specifically delegated to our Audit Committee by our Board from time to time.

All members of the Audit Committee met by telephone or in person four times during the fiscal year ended December 31, 2014.

Compensation Committee

Our Compensation Committee consists of Messrs. Alessi and Magraw and Ms. Kennedy Townsend, each of whom is “independent” as that term is defined under the Nasdaq listing standards. Our Compensation Committee assists the Board in reviewing and approving the compensation structure of our directors and executive officers, including all forms of compensation to be provided to our directors and executive officers. Our chief executive officer, and our chief operating officer and chief financial officer, may not be present at any committee meeting during which his compensation is deliberated. The Compensation Committee is responsible for, among other things:

  approving and overseeing the compensation package for our executive officers;
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

Our Compensation Committee met one time during the fiscal year ended December 31, 2014. All members were in attendance.

Governance and Nominating Committee

Our Governance and Nominating Committee consists of Messrs. Alessi and Magraw, and Ms. Kennedy Townsend, each of whom is “independent” as that term is defined under the NASDAQ listing standards. The Governance and Nominating Committee assists the Board of directors in identifying individuals qualified to become our directors and in determining the composition of the Board and its committees. The Governance and Nominating Committee is responsible for, among other things:

  identifying and recommending to the Board nominees for election or re-election to the Board, or for appointment to fill any vacancy;
  reviewing annually with the Board the current composition of the Board in light of the characteristics of independence, age, skills, experience and availability of service to us;
  identifying and recommending to the Board the directors to serve as members of the Board’s committees; and
  monitoring compliance with our code of business conduct and ethics.

Our Governance and Nominating Committee does not have a specific policy with regard to the consideration of candidates recommended by stockholders, however any nominees proposed by our stockholders will be considered on the same basis as nominees proposed by the Board. If you or another stockholder want to submit a candidate for consideration to the Board, you may submit your proposal to our Corporate Secretary:

  by sending a written request by mail to:

Lightbridge Corporation
1600 Tysons Boulevard, Suite 550
McLean, VA 22102
Attention: Corporate Secretary

  by calling our Corporate Secretary, at 571-730-1200.

Our Governance and Nominating Committee met one time during the fiscal year ended December 31, 2014. All members attended that meeting.

Executive Committee

Our Executive Committee consists of Messrs. Alessi, Grae and Graham. The Executive Committee of the Company exercises the power of the Board between regular meetings of the Board and when timing is critical. The Executive Committee also assists the Board in fulfilling its oversight responsibility with respect to management-level staff, outside service providers and third party vendors.

Code of Ethics

The Board has adopted a Code of Business and Ethics that applies to the Company’s directors, officers and employees. A copy of this policy is available via our website at http://ir.ltbridge.com/corporate-governance.cfm. Printed copies of our Code of Ethics may be obtained, without charge, by contacting the Corporate Secretary, Lightbridge Corporation, 1600 Tysons Boulevard, Suite 550, McLean, Virginia 22102 USA. During the fiscal year ended December 31, 2014, there were no waivers of our Code of Ethics.

Stockholder Communication with the Board of Directors

Stockholders may communicate with the Board, including non-management directors, by sending a letter to our Board, c/o Corporate Secretary, Lightbridge Corporation, 1600 Tysons Boulevard, Suite 550, McLean, Virginia 22102 USA for submission to the Board or committee or to any specific director to whom the correspondence is directed. Stockholders communicating through this means should include with the correspondence evidence, such as documentation from a brokerage firm, that the sender is a current record or beneficial stockholder of the Company. All communications received as set forth above will be opened by the Corporate Secretary or his designee for the sole purpose of determining whether the contents contain a message to one or more of our directors. Any contents that are not advertising materials, promotions of a product or service, patently offensive materials or matters deemed, using reasonable judgment, inappropriate for the Board will be forwarded promptly to the chairman of the Board, the appropriate committee or the specific director, as applicable.

Section 16(a) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons beneficially owning more than 10% of our Common Stock must report their initial ownership of the Common Stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC and written representations of our directors and executive offers, we believe that all persons subject to reporting filed the required reports on time in fiscal year 2014, except for the following: A Form 3 disclosing Ms. Linda Zwobota’s beneficial ownership of our Common Stock upon her appointment as our Interim Chief Financial Officer on November 26, 2014 was filed on March 27, 2015, after her appointment as Chief Financial Officer on March 25, 2015. In addition, Forms 4 disclosing beneficial ownership of stock options granted on May 5, 2014 to Mr. Seth Grae, Mr. Games Guerra, Mr. Andrey Mushakov, Mr. Victor Alessi, Mr. Daniel Magraw, and Ms. Kathleen Kennedy Townsend were filed on June 3, 2014.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named executive officers for services rendered in all capacities during the noted periods. No other named executive officers received total annual salary and bonus compensation in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($) (1)	Total ($)
Seth Grae CEO, President and Director	2014 2013	412,290 412,290	56,824	277,630	21,380 21,146	711,299 490,260

Thomas Graham, Jr. Chairman (2)	2014 2013	178,833 178,833			240 245	179,073 179,078

James Guerra Former CFO and COO (3)	2014 2013	277,686 277,686	39,222	174,767	21,915 18,751	474,368 335,659

Linda Zwobota CFO (4)	2014 2013	112,802 112,344	8,662	34,601	21,810 19,050	169,213 140,056

(1)	The heading "All Other Compensation" includes life insurance, disability insurance, medical insurance and dental insurance.

(2)	Though his official title is Chairman of the Board of Directors, Mr. Graham is considered to be an executive officer of the Company.

(3)

On November 26, 2014, the Company provided notice to James D. Guerra, the Company’s Chief Financial Officer, Chief Operating Officer and Executive Vice President, that it was terminating his employment with the Company without cause, and that his duties with such positions would be terminated immediately. Mr. Guerra received salary and benefit compensation under his employment agreement through December 31, 2014. The Company also discontinued the office of Chief Operating Officer.

(4)	On November 26, 2014, the Company appointed Linda Zwobota as the Company’s interim Chief Financial Officer. On March 25, 2015, Ms. Zwobota was appointed as the Company’s Chief Financial Officer.

Narrative Disclosure to Summary Compensation Table

On February 14, 2006, the Company entered into an employment agreement with Seth Grae. Mr. Grae is also eligible to receive raises and discretionary bonuses, as well as stock based compensation over the term of the agreement. As of March 16, 2011, Mr. Grae's salary was increased to an annual salary of $412,290. For the year ended December 31, 2013, Mr. Grae earned a bonus in the amount of $56,824, which was paid to him in May 2014. In May 2014, Mr. Grae was granted 155,308 stock options with a fair market value of $277,630 and a five year term that vest 1/3 on each anniversary of the grant date.

Upon termination by the Company other than for cause, Mr. Grae will receive severance payments equal to his base salary at the time of termination for twelve months, payable in installments in accordance with the Company’s normal payroll practices.

On August 1, 2007, the Company entered into an employment agreement with Mr. Graham. Pursuant to the agreement, Mr. Graham earns an annual salary in the amount of $178,833.

On October 23, 2007, the Company entered into an employment agreement with Mr. Guerra. Mr. Guerra was also eligible to receive raises and discretionary bonuses, as well as stock based compensation over the term of the agreement. In May 2013, Mr. Guerra earned a bonus in the amount of $39, 222, which was paid to him in May 2014. Mr. Guerra was granted options in May 2014, however these options were forfeited prior to vesting. Mr. Guerra was paid his full annual salary of $277,686 plus benefits through December 31, 2014. The Company has not made any severance payments to Mr. Guerra. The Company believes that it is no longer required to pay severance to Mr. Guerra because he failed to deliver the Company a release as required by his employment agreement. Mr. Guerra has filed a lawsuit against the Company as described under the Section captioned “Legal Proceedings” in the Original Form 10-K.

On November 26, 2014, Ms. Zwobota agreed to assume the role of Interim CFO of the Company. Prior to that appointment, Ms. Zwobota served as the Company’s Controller, a position she held since October 2009, when she joined the Company. Ms. Zwobota is employed by the Company at-will. She received an annual base compensation of $112,802 and $112,344 in 2014 and 2013 respectively, and was eligible to receive an annual incentive award of between 10% and 40% (with a target of 25%) of her annual base salary provided that applicable performance goals were satisfied. Ms. Zwobota earned a bonus in the amount of $8662 in 2013, which was paid in May 2014. In May 2014, Ms. Zwobota was granted 19,356 options with a term of five years and a fair market value of $34,601 which vest 1/3 on each anniversary date of the grant over three years.

In 2015, the Board of Directors of the Company appointed Ms. Zwobota as its CFO, and her salary was increased to $178,690, beginning April 2015.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth all outstanding equity awards to our named executive officers as of December 31, 2014. The market value of all restricted stock awards is based on the closing price of our common stock as of December 31, 2014 ($1.55) .

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Seth Grae, President, CEO and Director	240,000 36,311 166,667 112,868 66,638 42,604	— — — — — 155,308	— — — — — —	$ 23.85 $ 10.50 $ 13.50 $ 5.70 $ 8.65 $ 5.53 $2.55	2/14/2016 12/5/2017 12/5/2015 7/14/2019 3/11/2020 03/19/21 5/5/2019	— — — — — —	— — — — — $ —	— — — — — —	— — — — — —

Thomas Graham Chairman and Corporate Secretary	50,000 9,615 50,000	— — —	— — —	$ 14.70 $ 10.50 $ 8.10	7/27/2016 12/5/2017 7/5/2017	— — —	— — —	— — —	— — —

James Guerra, Former CFO and COO (2)	33,334 1,863 32,942 19,449 26,819	— — — — —	— — — — —	$ 7.05 $ 10.50 $ 5.70 $ 8.65 $ 5.53	3/26/2015 3/26/2015 3/26/2015 3/26/2015 3/26/2015	— — — — —	— — — — $ —	— — — — —	— — — — —

Linda Zwobota, CFO (3)	—	19,356	—	$ 2.55	5/5/2019	—	—	—	—

(1)    1/3 of the unexercisable options become exercisable on May 5, 2014, 2015, and 2016.

(2) On November 26, 2014, the Company provided notice to James D. Guerra, the Company’s Chief Financial Officer, Chief Operating Officer and Executive Vice President, that it was terminating his employment with the Company without cause, and that his duties with such positions would be terminated immediately. Mr. Guerra received salary and benefit compensation under his employment agreement through December 31, 2014. The Company also discontinued the office of Chief Operating Officer.

(3) On November 26, 2014, the Company appointed Linda Zwobota as the Company’s interim Chief Financial Officer.On March 25, 2015, Ms. Zwobota was appointed as the Company’s Chief Financial Officer.

Narrative to Outstanding Equity Awards Table

See the narrative to the summary compensation table above.

Director Compensation

The following table sets forth certain information concerning the compensation paid to our directors for services rendered to us during the fiscal year ending December 31, 2014. Neither Mr. Grae nor Mr. Graham were compensated for their service as directors in 2014.

Name	Fees Earned or Paid in Cash ($)	Option Awards (1) ($)	Total ($)
Victor Alessi	$30,400	$34,955	$65,355
Daniel Magraw	$30,400	$34,955	$65,355
Kathleen Kennedy Townsend	$32,000	$34,955	$66,955

(1)

Each of Messrs. Alessi and Magraw individually had an aggregate of 39,015 option awards outstanding as of December 31, 2014. Kathleen Kennedy Townsend had 36,221 option awards outstanding as of December 31, 2014.

Narrative to Director Compensation Table

We currently have three independent, non-employee directors: Victor Alessi, Kathleen Kennedy Townsend, and Daniel Magraw. Mr. Alessi became a director of the Company on August 21, 2006. Pursuant to the Independent Director Contract between Mr. Alessi and the Company, Mr. Alessi receives $30,400 in cash per year for acting as a director of the Company. Ms. Kennedy Townsend became a director of the Company on October 1, 2013, and pursuant to the Independent Director Contract between Ms. Kennedy Townsend and the Company, Ms. Kennedy Townsend receives $32,000 in cash per year for serving on our Board. Mr. Magraw became a director of the Company on October 23, 2006. Pursuant to his Independent Director Contract with the Company, Mr. Magraw receives $30,400 in cash per year for serving on our Board.

Except for Messrs. Alessi and Magraw, and Ms. Kennedy Townsend, all of our current directors are also our officers and are compensated for the services that they provide to us in their capacity as officers. Other than Messrs. Alessi and Magraw, and Ms. Kennedy Townsend, our current directors do not receive any additional compensation for the services they provide to us as directors. Directors are reimbursed for out of pocket expenses incurred as a result of their participation on our Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to us with respect to the beneficial ownership of our Common Stock as of April 30, 2015 for: (i) each person known by us to beneficially own more than 5% of our voting securities, (ii) each executive officer, (iii) each of our directors and nominees, and (iv) all of our executive officers and directors as a group.

Unless otherwise specified, the address of each of the persons set forth below is in care of Lightbridge Corporation, 1600 Tysons Boulevard, Suite 550, McLean, Virginia, 22102 USA.

Name and Address of Beneficial Owner (1)	Title	Amount and Nature of Beneficial Ownership (1) (2)	Percent of Common Stock (3)

	Officers and Directors
Seth Grae	President, CEO and Director	1,537,200	7.93%
Thomas Graham, Jr.	Chairman and Corporate Secretary	210,245	1.15%
Andrey Mushakov	Executive VP – International Nuclear Operations	337,997	1.84%
Dan Magraw	Director	89,922	*
Victor Alessi	Director	55,565	*
Kathleen Kennedy Townsend	Director	42,541	*
Directors and Officers as a Group (seven people)		2,338,229	11.64%

	5% Shareholders
Seth Grae Austin Marxe (4) 527 Madison Ave., Suite 2600 New York, NY 10022	President, CEO and Director	1,537,200 3,614,766 (4)	7.93% 19.99% (4)
David Greenhouse (4) 527 Madison Ave., Suite 2600 New York, NY 10022		3,614,766 (4)	19.99% (4)
Adam C. Stettner (4) 527 Madison Ave., Suite 2600 New York, NY 10022		3,614,766 (4)	19.99% (4)

* Denotes less than 1% of the outstanding shares of Common Stock.

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

(3)

A total of 18,082,874 shares of the Company’s common stock were considered to be outstanding pursuant to Rule 13d-3(d)(1) under the Securities Exchange Act of 1934 as of May 15, 2015. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(4)

Austin Marxe, David Greenhouse, and Adam Stettner share voting and investment control over all securities owned by Special Situations Fund III QP, L.P (QP), Special Situations Cayman Fund, L.P. (Cayman) and Special Situations Private Equity Fund, LP (PE). QP owns 2,109,798 shares of the Company’s common stock and warrants to purchase 2,336,680 shares of the Company’s common stock. Cayman owns 712,843 shares of the Company’s common stock and warrants to purchase 788,961 shares of the Company’s common stock. PE owns 652,796 shares of the Company’s common stock and warrants to purchase 634,923 warrants owned by QP, Cayman and PE have an exercise price of $2.30 per share. 2,734,590 of the warrants owned by QP, Cayman and PE have an exercise price of $2.31 per share We obtained this information from a Form 3 filed by AWM Investment Company, Inc. on February 10, 2015, a Form 4 filed by AWM Investment Company, Inc. on April 24, 2015, and a Form 4 filed by AWM Investment Company, Inc. n April 28, 2015. AWM Investment Company, Inc., a Delaware corporation (AWM), is the investment adviser to Special Situations Fund III QP, L.P. (SSFQP), Special Situations Cayman Fund, L.P. (CAYMAN) and Special Situations Private Equity Fund, L.P. (SSPE and together with SSFQP and CAYMAN, the Funds). Austin W. Marxe (Marxe), David M. Greenhouse (Greenhouse) and Adam C. Stettner (Stettner) are the controlling principals of AWM. The Form 3 filed by AWM Investment Company. Inc. on February 10, 2015 states that certain of the warrants described above may be exercised to the extent that the total number of shares of Common Stock then beneficially owned does not exceed 4.99% of the outstanding shares, that the holder may request an increase of up to 9.99% of the outstanding shares, effective on the 61st day after notice is given to the Company, and that as to certain other warrants of the holder, the holder may request an increase of up to 19.99% of the outstanding shares, effective on the 61st day after notice is given to the Company.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information about the securities authorized for issuance under our 2006 Second Amended and Restated Stock Plan as of December 31, 2014. Options exercisable for all of the securities shown in column (a) below were granted under our Stock Option Plan.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,026,564	$9.19	401,896 (1)

Equity compensation plans not approved by security holders	—	—	—

Total	2,026,564	$9.19	401,896 (1)

(1) Includes 401,896 shares of restricted stock that were available for future issuance under our 2006 Second Amended and Restated Stock Plan as of December 31, 2014.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

None of our directors, director nominees, executive officers, 5% shareholders, or immediate family member of such persons has been involved in any transactions with us which are required to be disclosed pursuant to Item 404 of Regulation S-K.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Director Independence

Victor Alessi, Kathleen Kennedy Townsend, and Daniel Magraw each serves on our board of directors as an “independent director” as defined by Rule 5605(a)(2) of the NASDAQ Listing Rule.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Registered Public Accounting Firm’s Fees and Services

Independent Registered Public Accounting Firm’s Fees

The following are the fees billed to us by Anderson Bradshaw during fiscal years ended December 31, 2014 and 2013:

	2014	2013

Audit Fees	$60,237	$45,803

Audit Related Fees

Tax Fees

All Other Fees	11,450	14,480

Total	$71,687	$64,260

Audit Fees consist of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided by Anderson Bradshaw in connection with our statutory and regulatory filings or engagements.

Audit Related Fees consist of the aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and were not otherwise included in Audit Fees.

Tax Fees consist of the aggregate fees billed for professional services rendered for tax compliance, tax advice and tax planning. Included in such Tax Fees were fees for preparation of our tax returns and consultancy and advice on other tax planning matters.

All Other Fees consist of the aggregate fees billed for products and services provided by Anderson Bradshaw and not otherwise included in Audit Fees, Audit Related Fees or Tax Fees. Included in such Other Fees were fees for services rendered by Anderson Bradshaw in connection with our private and public offerings conducted during such periods.

Our Audit Committee has considered whether the provision of the non-audit services described above is compatible with maintaining auditor independence and determined that such services are appropriate. Before auditors are engaged to provide us audit or non-audit services, such engagement is (without exception, required to be) approved by the Audit Committee of our Board.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board pre-approved the audit service performed by Anderson Bradshaw for our consolidated financial statements as of and for the year ended December 31, 2014.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit List

The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2015

LIGHTBRIDGE CORPORATION

By:	/s/ Seth Grae
Seth Grae
Chief Executive Officer, President and
Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on April 30, 2015.

Signature	Title

/s/ Seth Grae	Chief Executive Officer, President and Director
Seth Grae	(Principal Executive Officer)

/s/ Linda Zwobota	Chief Financial Officer, and Treasurer
Linda Zwobota	(Principal Financial and Accounting Officer)

/s/ Thomas Graham, Jr.	Director
Thomas Graham, Jr.

/s/ Victor Alessi	Director
Victor Alessi

/s/Kathleen Kennedy Townsend	Director
Kathleen Kennedy Townsend

/s/ Daniel B. Magraw, Jr.	Director
Dan Magraw

EXHIBIT INDEX

Exhibit	Description
No.
31.1*	Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification —Chief Financial Officer and Principal Accounting Officer.
32*	Section 1350 Certifications.

* Filed herewith