Form 10-Q
period 2015-03-31
LIGHTBRIDGE Corp
filed 2015-05-07
CIK 1084554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

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

________________________________________________________
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

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 1, 2015 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	18,082,874

LIGHTBRIDGE CORPORATION
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

PART I – FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

Lightbridge Corporation
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2015	2014
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$3,171,530	$4,220,225
Restricted cash	325,341	325,181

Accounts receivable - project revenue and reimbursable project costs	318,383	469,086
Prepaid expenses & other current assets	319,494	205,184
Total Current Assets	4,134,748	5,219,676

Property Plant and Equipment -net	-	-

Other Assets
Patent costs - net	852,862	833,560

Total Assets	$4,987,610	$6,053,236

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$586,685	$653,669
Total Current Liabilities	586,685	653,669

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.001 par value, 50,000,000 authorized shares, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 authorized, 18,082,874 shares outstanding at March 31, 2015 and December 31, 2014	18,083	18,083
Additional paid-in capital - stock and stock equivalents	81,358,020	81,276,339
Deficit	(76,975,178)	(75,894,854)
Total Stockholders' Equity	4,400,925	5,399,568

Total Liabilities and Stockholders' Equity	$4,987,610	$6,053,237

The accompanying notes are an integral part of these condensed consolidated financial statements

Lightbridge Corporation
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Revenue:
Consulting Revenue	$123,895	$254,107
Cost of Consulting Services Provided	57,391	125,012
Gross Margin	66,504	129,095
Operating Expenses
General and administrative	931,643	1,131,419
Research and development expenses	212,831	431,986
Total Operating Expenses	1,144,474	1,563,405
Operating Loss	(1,077,970)	(1,434,310)
Other Income and (Expenses)
Investment income	-	388
Other income (expenses)	(2,354)	-
Total Other Income and (Expenses)	(2,354)	388
Net loss before income taxes	(1,080,324)	(1,433,922)
Income taxes	-	-
Net loss	$(1,080,324)	$(1,433,922)

Net Loss Per Common Share, Basic and Diluted	$(0.06)	$(0.10)

Weighted Average Number of Shares Outstanding	18,082,874	15,058,163

The accompanying notes are an integral part of these condensed consolidated financial statements

Lightbridge Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Operating Activities:
Net Loss	$(1,080,324)	$(1,433,922)

Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock-based compensation	81,681	59,796
Loss on marketable securities	-	(434)
Changes in non-cash operating working capital items:

Accounts receivable - fees and reimbursable project costs	150,703	(81,822)
Prepaid expenses and other current assets	(114,310)	(172,937)
Accounts payable, accrued liabilities and other current liabilities	(66,983)	160,113
Net Cash Used In Operating Activities	(1,029,233)	(1,469,206)

Investing Activities:
Patent costs	(19,302)	(26,420)
Net Cash Used In Investing Activities	(19,302)	(26,420)

Financing Activities:
Restricted cash	(160)	(179)
Net Cash Used In Financing Activities	(160)	(179)

Net Decrease In Cash and Cash Equivalents	(1,048,695)	(1,495,805)

Cash and Cash Equivalents, Beginning of Period	4,220,225	3,672,877

Cash and Cash Equivalents, End of Period	$3,171,530	$2,177,072

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

LIGHTBRIDGE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation, Summary of Significant Accounting Policies and Nature of Operations

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Lightbridge Corporation and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2014, included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

We were formed on October 6, 2006, when Thorium Power, Ltd. merged with Thorium Power, Inc., (“TPI”), which had been formed in the State of Delaware on January 8, 1992. On September 29, 2009, we changed our name from Thorium Power, Ltd. to Lightbridge Corporation (“Lightbridge” or the “Company”). We are engaged in two operating business segments: our Technology Business Segment and our Consulting Business Segment (see Note 8-Business Segment Results).

Technology Business Segment

Our primary business segment, based on future revenue potential, is to develop innovative, proprietary nuclear fuel designs which we expect will significantly enhance the nuclear power industry’s economics and increase power output.

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

On October 20, 2014, we announced the signing of an initial cooperation agreement with Canadian Nuclear Laboratories (“CNL”), formerly known as Atomic Energy of Canada Limited-Chalk River Laboratories, for fabrication of Lightbridge's patented next generation metallic nuclear fuel samples. Our plan is to work with CNL on fabrication of our fuel samples at their Chalk River facilities in Canada, with full irradiation of the fabricated fuel samples to be performed separately in a pressurized water loop of the Halden research reactor located in Halden, Norway.

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

All significant intercompany transactions and balances have been eliminated in consolidation. We registered a branch office in the United Kingdom in 2008 called Lightbridge Advisors Limited (inactive) and we also established a branch office in Moscow, Russia, in July 2009, both of which are wholly owned by Lightbridge International Holding LLC at December 31, 2014. These branch offices will be closed in 2015. Translation gains and losses for the three months ended March 31, 2015 and 2014 were not significant.

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

Accounts receivable are typically unsecured and are primarily derived from revenues earned from customers located in the Middle East. We perform ongoing evaluations to determine customer credit and we limit the amount of credit we extend, but generally we do not require collateral from our customers. We maintain reserves for estimated credit losses; however, no reserve has been set up at March 31, 2015 and 2014, as we have not incurred any credit losses from our customers to date. Approximately 36% and 85% of our consulting revenues were from our ENEC and FANR contracts for the three months ended March 31, 2015 and 2014, respectively.

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

Revenues from the Executive Affairs Authority (“EAA”) of Abu Dhabi, one of the member Emirates of the UAE, and the related entities, ENEC and FANR, are billed on both a time and expense basis and on a fixed contract basis with revenue recognized based on the acceptance of defined contract deliverables.

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

Other factors that we consider in determining whether to recognize revenue on a gross versus net basis include our assumption of credit risk, latitude in establishing prices, our determination of service specifications, and our involvement in the provision of services. We have determined, based on the credit risk that we bear for collecting consulting fees, travel costs, and other reimbursable costs from our customers, that in 2015 and 2014 we acted as a principal, and therefore we are recognizing as revenue all travel costs and other reimbursable costs billed to our customers.

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

For the three months ended March 31, 2015 and 2014, we recognized stock-based compensation of approximately $0.1 million. Related income tax benefits were not recognized, as we incurred a tax loss for both years.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximate fair value because of their generally short maturities. We carry marketable securities at fair value.

Cash and Cash Equivalents and Restricted Cash

We invest our excess cash in money market mutual funds, and mutual bond funds. We classify all highly liquid investments with stated maturities of three months or less from date of purchase as cash equivalents and all highly liquid investments with stated maturities of greater than three months as marketable securities. We hold cash balances in excess of the federally insured limits of $250,000 with one prominent financial institution. We deem this credit risk not to be significant as our cash is held by a major prominent financial institution. Total cash and cash equivalents held in checking accounts and a money market core cash account, as reported on the accompanying consolidated balance sheets, totaled approximately $3.2 million and $4.2 million at March 31, 2015 and December 31, 2014, respectively.

Restricted cash represents cash being held by the same prominent financial institution that is being used as collateral for our corporate credit cards and future letters of credit that we may issue to some of our foreign customers. The total balance of our restricted cash at March 31, 2015 and December 31, 2014, was approximately $0.3 million.

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

There was no provision for doubtful accounts recorded at March 31, 2015 and December 31, 2014, as we have not experienced any bad debt write-offs from any of our customers.

Approximately 78% of all accounts receivable at March 31, 2015 and substantially all of our December 31, 2014, are from the FANR and ENEC contracts (see Note 3-Accounts Receivable – Project Revenue and Reimbursable Project Costs).

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with United States generally accepted accounting principles. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases as well as operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance to the extent that the recoverability of the asset is unlikely to be recognized. We did not provide any current or deferred income tax provision or benefit for any periods presented to date because we have continued to experience a net operating loss since inception and therefore provide a 100% valuation allowance against all of our deferred tax assets.

The Company adopted the ASC standards relating to “Accounting for Uncertainty in Income Taxes.” This pronouncement provides guidance for recognizing and measuring uncertain tax positions, as defined in the FASB accounting pronouncement “Accounting for Income Taxes.” This pronouncement prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements. This pronouncement also provides accounting guidance on derecognizing, classification and disclosure of these uncertain tax positions. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company has not recognized any interest and penalties in 2015 or 2014.

Foreign Currency

The functional currency of our international branches is the local currency. We translate the financial statements of these branches to U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for revenues, costs, and expenses. The translation gains/losses for our branch office in Russia were not significant for the three months ended March 31, 2015 and 2014.

Patents and Legal Costs

Patents are stated on the accompanying consolidated balance sheets at cost less accumulated amortization. The costs of the patents, once placed in service, will be amortized on a straight-line basis over their estimated useful lives or the remaining legal lives of the patents, whichever is shorter. The amortization periods for our patents can range between 17 and 20 years if placed into service at the beginning of their legal lives. Our patents have not been placed in service for the three months ended March 31, 2015 and 2014.

Legal costs are expensed as incurred except for legal costs to file for patent protection, which are capitalized and reported as patents on the accompanying consolidated balance sheets.

Impairment of long-lived assets

Long-lived assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges for the three months ended March 31, 2015 and 2014.

Research, Development and Related Expenses

These costs from our Technology business segment are charged to operations in the period incurred and are shown on a separate line on the accompanying Consolidated Statements of Operations. Research and development and related expenses totaled approximately $0.2 million and $0.4 million for the three months ended March 31, 2015 and 2014, respectively.

Segment Reporting

We use the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by our chief decision makers for making operating decisions and assessing performance, as the source for determining our reportable segments. We have determined that we have two operating segments as defined by the FASB accounting pronouncement, “Disclosures about Segments of an Enterprise and Related Information.” As discussed above, our two reporting business segments are our technology business and our consulting services business (See Note 8 - Business Segment Results).

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

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period except that it does not include unvested common shares subject to repurchase or cancellation. Diluted net income per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, warrants, restricted shares, and unvested common shares subject to repurchase or cancellation. The dilutive effect of outstanding stock options, restricted shares, restricted stock units, and warrants is not reflected in diluted earnings per share because we incurred net losses for the three months ended March 31, 2015 and 2014, and the effect of including these potential common shares in the diluted earnings per share calculations would be anti-dilutive and are therefore not included in the calculations.

Note 3.	Accounts Receivable – Project Revenue and Reimbursable Project Costs

FANR and ENEC Projects

The total accounts receivable from both the FANR and ENEC contracts was approximately $0.2 million and $0.5 million at March 31, 2015 and December 31, 2014, respectively. These amounts due from FANR and ENEC represent approximately 78% of the accounts receivable reported at March 31, 2015 and 92% all of the accounts receivable at December 31, 2014. Approximately 34% and 86% of the total revenues reported for the three months ended March 31, 2015 and 2014, respectively, were from the ENEC and FANR contracts. Contracts with Lloyds Register constituted 58% of the total revenues reported for the three months ended March 31, 2015.

Total unbilled accounts receivable of approximately $0.0 million and $0.1 million was included in the accompanying consolidated balance sheets and reported in accounts receivable at March 31, 2015 and December 31, 2014, and is for work that was billed to our clients in April 2015 and January 2015, respectively. Foreign currency transaction exchange losses and translation gains and losses for the three months ended March 31, 2015 and 2014, were not significant.

Travel costs and other reimbursable costs under these contracts are reported in the accompanying statements of operations as both revenue and cost of consulting services provided, and were not significant for the three months ended March 31, 2015 and 2014. The total travel and other reimbursable expenses that have not been reimbursed to us are included in total accounts receivable reported above from our consulting contracts and were not significant at March 31, 2015 and December 31, 2014.

Under our agreements with ENEC and FANR, revenue will be recognized on a time and expense basis and fixed fee basis. We periodically discuss our consulting work with ENEC and FANR, who will review the work we perform, and our reimbursable travel expenses, and accept our monthly invoicing for services and reimbursable expenses. We expect the variation of revenue we earn from these contracts to continue.

Note 4.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued expenses (in millions) consisted of the following:

	March 31,	Dec 31,
	2015	2014
Trade payables	$0.3$	0.3
Accrued expenses and other	0.3	0.4
Total	$0. 6$	0.7

Note 5.	Commitments and Contingencies

Operating Leases

On October 16, 2013, we entered into a 1 year sub-lease agreement with our current landlord for our current office space starting January 1, 2014 and terminating December 31, 2014. The monthly rent payment was approximately $32,000 plus additional charges. On January 1, 2015 entered into a new sub-lease for our current office space for 38 months, with a monthly rent payment of approximately $32,000 per month plus additional charges.

Total rent expense was approximately $0.1 million and $0.2million for the three months ended March 31, 2015 and 2014, respectively.

Litigation

Our former Chief Financial Officer, filed a complaint against the Company and Seth Grae, President and Chief Executive Officer, with the Circuit Court of Fairfax County, Virginia (the “Fairfax County Complaint”), and a separate complaint against the Company with the U.S. Occupational Safety and Health Administration (the “OSHA Complaint”) on March 9, 2015.

The Fairfax County Complaint contained two claims for damages. The first claim alleged that the Company and Mr. Grae made defamatory statements regarding the former Chief Financial Officer. The claim demands at least $1,000,000 in compensatory damages; costs, including reasonable fees for attorneys; and punitive damages of $1,000,000. The second claim alleges that the Company breached the former Chief Financial Officer’s employment contract by not paying the former Chief Financial Officer $15,507.19 for paid time off, and demands additional compensatory damages of at least $15,507.19.

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

The Company believes that all of the claims by the former Chief Financial Officer are without merit and intends to vigorously defend itself.

Note 6.	Research and Development Costs

Research and Development Costs

Research and development costs, included in the accompanying consolidated statements of operations amounted to approximately $0.2 million and $0.4 million for the three months ended March 31, 2015 and 2014, respectively. We are in process of winding down our Moscow office that we expect to be completed in 2015 and will focus our research and development work primarily in the United States, Canada, and Norway.

On October 20, 2014, we announced the signing of an initial cooperation agreement with Canadian Nuclear Laboratories (CNL), a wholly owned subsidiary of Atomic Energy of Canada Limited, for fabrication and test reactor irradiation of Lightbridge’s patented next generation metallic nuclear fuel samples. Though we had initially planned for all of the work to take place at a single location in Chalk River, Ontario, Canada, subsequent to our announcement the Canadian government made an official decision to extend the operating life of the National Research Universal reactor at Chalk River only until the end of March 2018. This shorter than expected operating life extension would not be able to accommodate all of our anticipated schedule for irradiation testing of our metallic fuel samples. Consequently our plan is to work with CNL on fabrication of our fuel samples at their Chalk River facilities, with full irradiation of the fabricated fuel samples to be performed separately in a pressurized water loop of the Halden research reactor located in Halden, Norway. The operating license of the Halden research reactor has recently been renewed through 2020 which fits well with our anticipated irradiation testing schedule. Our current plan is to have post-irradiation examination of the irradiated fuel samples performed on the same site in Norway. There is also the opportunity to utilize additional nearby hot cell facilities located in Studsvik, Sweden that are operated by the Swedish company Studsvik AB.

We have consulting agreements with several consultants working on various projects for us, which total approximately $10,000 per month.

Note 7.	Stockholders’ Equity

At March 31, 2015 and December 31, 2014, there are 500,000,000 shares of authorized common stock. Total common stock outstanding at March 31, 2015 and December 31, 2014 was 18,082,874 shares. At March 31, 2015, there were 4,886,764 stock warrants and 1,912,157 stock options outstanding, all totaling 24,881,795 of total stock and stock equivalents outstanding at March 31, 2015.

Registered Direct Offerings and Outstanding Warrants

November 12, 2014 Offering

On November 12, 2014, we completed an offering with one existing institutional investor pursuant to which the Company sold an aggregate of 2,878,516 shares of its common stock and warrants to purchase a total of 2,734,590 shares of its common stock for aggregate gross proceeds, before deducting fees to the Placement Agent and other estimated offering expenses payable by the Company, of approximately $5 million. The common stock and warrants were sold in fixed combinations, with each combination consisting of one share of common stock and a warrant to purchase 0.95 shares of common stock. The purchase price is $1.75 per fixed combination. The warrants will become exercisable six months and one day following the issuance date of the warrants, on May 18, 2015, and will remain exercisable for seven-and-a-half years from the date of issuance at an exercise price of $2.31 per share. The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares, and similar recapitalization transactions. The exercisability of the warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.99% of the Company's common stock. This limit may be increased to up to 19.99% upon no fewer than 60 days' notice to the Company.

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

The value of the warrants issued was calculated by using the Black Scholes Valuation Model using the following assumptions: volatility 67%; risk-free interest rate of 2.07%; dividend yield of 0%, and expected term of 7.5 years. The volatility of the Company’s common stock was estimated by management based on the historical volatility of the trading history of the Company’s common stock. The risk-free interest rate was based on the Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the expected life of the warrants. The expected dividend yield was based on the Company’s current and expected dividend policy and the expected term is equal to the contractual life of the warrants. All 2,734,590 of these warrants remain outstanding as of March 31, 2015.

October 21, 2013 Offering

On October 21, 2013, we completed an offering with certain institutional investors on the sale of 2,500,000 shares of our common stock and warrants to purchase a total of 1,250,000 shares of our common stock for aggregate gross proceeds, before deducting fees to the Placement Agent and other estimated offering expenses payable by us, of approximately $4.4 million. The common stock and warrants were sold in fixed combinations, with each combination consisting of one share of common stock and a warrant to purchase 0.5 shares of common stock. The purchase price was $1.75 per fixed combination. The warrants become exercisable nine months and one day following the issuance date of the warrants (October 25, 2013, i.e., exercisable beginning April 26, 2014) of the offering and will remain exercisable for 7.5 years from the date of issuance at an exercise price of $2.30 per share. The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares, and similar recapitalization transactions. The exercisability of some of the warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.99% of our common stock. This limit may be increased to up to 9.99% upon no fewer than 60 days' notice.

The value of the warrants issued was calculated by using the Black Scholes Valuation Model using the following assumptions: volatility 104%; risk-free interest rate of 2.01%; dividend yield of 0%, and expected term of 7.5 years. The volatility of the Company’s common stock was estimated by management based on the historical volatility of the trading history of the Company’s common stock. The risk-free interest rate was based on the Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the expected life of the warrants. The expected dividend yield was based on the Company’s current and expected dividend policy and the expected term is equal to the contractual life of the warrants. As of March 31, 2015 and December 31, 2014, 1,117,178 of these warrants remain outstanding.

July 22, 2010 Offering

On July 22, 2010, we completed an offering (the “Offering”) with certain institutional investors on the sale of 2,069,992 shares of our common stock and warrants to purchase a total of 1,034,996 shares of our common stock for aggregate gross proceeds, before deducting fees to the Placement Agent and other estimated offering expenses payable by us, of approximately $13.7 million. The common stock and warrants were sold in fixed combinations, with each combination consisting of one share of common stock and a warrant to purchase 0.5 shares of common stock. The purchase price was $6.60 per fixed combination. The warrants became exercisable nine months and one day following the issuance date of the warrants (July 28, 2010, i.e., exercisable beginning January 29, 2011) and will remain exercisable for seven years from the date of issuance at an exercise price of $9.00 per share. The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares, and similar recapitalization transactions. The exercisability of some of the warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.99% of our common stock. This limit may be increased to up to 9.99% upon no fewer than 60 days' notice. All these warrants remain outstanding at March 31, 2015.

Outstanding Warrants

	March 31,
	2015	2014
Issued to Investors on July 28,2010, entitling the holders to purchase 1,034,996 common shares in the Company at an exercise price of $9.00 per common share up to and including July 27, 2017	1,034,996	1,034,996

Issued to Investors on October 25, 2013, entitling the holders to purchase 1,250,000 common shares in the Company at an exercise price of $2.30 per common share up to and including April 24, 2021	1,117,178	1,250,000

Issued to Investors on November 17, 2014, entitling the holders to purchase 2,734,590 common shares in the Company at an exercise price of $2.31 per common share up to and including May 16, 2022	2,734,590	0

Total	4,886,764	2,284,996

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

Total stock options outstanding at March 31, 2015 and December 31, 2014, were 1,912,157 and 2,026,564, of which 1,449,850 and 1,564,257 of these options were vested at March 31, 2015 and December 31, 2014, respectively. Stock option expense was approximately $81,681 and $40,150 for the quarters ended March 31, 2015 and 2014, respectively.

On May 5, 2014, we granted 579,429 stock options to our employees, directors, and consultants. These stock options vest over three years for employees and consultants, and over one year for our directors. The fair market value of each option was $1.79 on the grant date, based on (1) The strike price of $2.55, the price of our stock at the close of the market on the grant date; (2) The expected life of the grant of 5 years which is equal to the term of the grant, as historically grants have only been exercised just before the term expires; (3) The risk free rate of 1.68% which is based on the treasury yield curve for a 5 year term as published by the U.S. Treasury for the grant date; (4) Volatility of 90.44%, as measured based on the expected life of the options, and (5) Expected dividends of $0.0, as we have never issued dividends and we have no plans to ever issue dividends. Grants to our consultants were re-measured as of March 31, 2015, and the fair market value of each option was $0.69 on the measurement date. We estimated future pre-vest forfeitures to be 1.5%, based on historical information.

Stock option transactions to the employees, directors, advisory board members and consultants are summarized as follows for the three months ended March 31, 2015:

		Weighted	Weighted
	Options	Average	Average
	Outstanding	Exercise	Grant Date Fair
		Price	Value
Beginning of the year	2,026,564	$9.19	$10.61
Granted	-	-	-
Exercised	-	-	-
Forfeited	(114,407)	$6.63	$6.06
Expired	-	$-	$-
End of period	1,912,157	$9.35	$8.58

Options exercisable	1,449,850	$11.52	$10.77

Stock option transactions to the employees, directors, advisory board members and consultants are summarized as follows for the year ended December 31, 2014:

		Weighted	Weighted
	Options	Average	Average
	Outstanding	Exercise	Grant Date Fair
		Price	Value

Beginning of the year	1,564,257	$9.19	$10.61
Granted	579,429	$2.55	$1.79
Exercised	-	-	-
Forfeited	(117,122)	$-	$-
Expired	-	$-	$-
End of year	2,026,564	$9.19	$10.61

Options exercisable	1,564,257	$11.16	$10.61

The above tables include options issued and outstanding as of March 31, 2015, as follows:

i)	A total of 255,202 non-qualified 10 year options have been issued, and are outstanding, to advisory board members at exercise prices of $4.50 to $14.40 per share.

ii)

A total of 1,465,008 non-qualified 5-10 year options have been issued, and are outstanding, to our directors, officers, and employees at exercise prices of $2.55 to $23.85 per share. From this total, 820,396 options are outstanding to the Chief Executive Officer who is also a director, with remaining contractual lives of 0.7 years to 6.0 years. All other options issued to directors, officers, and employees have a remaining contractual life ranging from 1.3 years to 6.0 years.

iii)	A total of 191,947 non-qualified 5-10 year options have been issued, and are outstanding, to our consultants at exercise prices of $2.55 to $15.30 per share.

The following table provides certain information with respect to the above-referenced stock options that are outstanding and exercisable at March 31, 2015:

	Stock Options Outstanding			Stock Options Vested
	Weighted			Weighted
	Average			Average
	Remaining		Weighted	Remaining		Weighted
	Contractual	Number	Average	Contractual	Number	Average
	Life	of	Exercise	Life	of	Exercise
	- Years	Awards	Price	- Years	Awards	Price
Exercise Prices
$2.55 - $5.00	4.01	645,644	$3.10	3.81	183,337	$4.50
$5.01 - $12.90	3.80	668,177	$7.59	3.80	668,177	$7.59
$13.50-$18.90	1.06	358,336	$14.17	1.06	358,336	$14.17
$19.20-$23.85	0.88	240,000	$23.85	0.88	240,000	$23.85
Total	2.99	1,912,157	$9.35	2.64	1,449,850	$11.52

The following table provides certain information with respect to the above-referenced stock options that are outstanding and exercisable at December 31, 2014:

	Stock Options Outstanding			Stock Options Vested
	Weighted			Weighted
	Average			Average
	Remaining		Weighted	Remaining		Weighted
	Contractual	Number	Average	Contractual	Number	Average
	Life	of	Exercise	Life	of	Exercise
	- Years	Awards	Price	- Years	Awards	Price
Exercise Prices
$2.55 - $5.00	4.26	645,644	$3.10	4.06	183,337	$4.50
$5.01 - $12.90	4.11	782,584	$7.45	4.11	782,584	$7.45
$13.50-$18.90	1.30	358,336	$14.17	1.30	358,336	$14.17
$19.20-$23.85	1.12	240,000	$23.85	1.12	240,000	$23.85
Total	3.31	2,026,564	$9.19	3.00	1,564,257	$11.16

The aggregate intrinsic value of stock options outstanding at March 31, 2015 and December 31, 2014, was $0. Intrinsic value is calculated based on the difference between the exercise price of the underlying awards and the quoted price of our common stock as of the reporting date ($1.24 and $1.55 per share as of the close on March 31, 2015 and December 31, 2014, respectively).

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

During the three months ended March 31, 2015 and 2014, approximately $0.1 million was recorded as total stock-based compensation each year. Stock-based compensation expense is recorded under the captions general and administrative expenses and research and development expenses in the accompanying consolidated statements of operations.

Note 8.	Business Segment Results

We have two principal business segments, which are (1) our technology business and (2) our consulting services business. These business segments were determined based on the nature of the operations and the services offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief decision-makers, in deciding how to allocate resources and in assessing performance. Our Chief Executive Officer and Chief Financial Officer have been identified as the chief operating decision makers. Our chief operating decision makers direct the allocation of resources to operating segments based on the profitability, the cash flows, and the business plans of each respective segment.

The Company evaluates performance based on several factors, of which achievement of strategic goals toward future profitability and business segment income before taxes are the primary measures.

The following tables show the operations of the Company’s reportable business segments for the three months ended March 31, 2015 and 2014.

BUSINESS SEGMENT RESULTS – THREE MONTHS ENDED MARCH 31, 2015 AND 2014

	Consulting		Technology		Corporate and Eliminations		Total
	2015	2014	2015	2014	2015	2014	2015	2014
Revenue	123,895	254,107	0	0	0	0	123,895	254,107
Segment Profit – Pre Tax	(60,918)	80,911	(212,831)	(432,086)	(806,575)	(1,082,746)	(1,080,324)	(1,433,922)
Total Assets	318,383	507,738	852,862	725,588	3,816,365	3,210,300	4,987,610	4,443,626
Property Additions	0	0	0	0	0	0	0	0
Interest Expense	0	0	0	0	0	0	0	0
Depreciation	0	0	0	0	0	0	0	0

Note 9.	Subsequent Events

The Company has implemented the most recent FASB accounting pronouncement for reporting subsequent events. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the consolidated financial statements are issued. The adoption of this accounting pronouncement did not impact our financial position or results of operations. The Company evaluated all events or transactions that occurred after March 31, 2015, up through the date these consolidated financial statements were issued and no subsequent events occurred that required additional disclosure in the accompanying consolidated financial statements.

On March 25, 2015, the Compensation Committee and Board of Directors approved the 2015 Equity Incentive Plan (the “Plan”) to authorize grants of (a) Incentive Stock Options, (b) Non-qualified Stock Options, (c) Stock Appreciation Rights, (d) Restricted Awards, (e) Performance Share Awards, and (f) Performance Compensation Awards to the employees, consultants, and directors of the Company. The Plan authorizes a total of 3,000,000 shares to be available for grant under the plan. The plan becomes effective upon ratification of the shareholders of the Company at the annual meeting to be held in Washington DC on July 10, 2015.

On April 8, 2015, the Compensation Committee and the Board of Directors granted short term incentive stock options totaling 463,192 and 148,845 stock options under the 2006 Stock Plan and the 2015 Equity Incentive Plan, respectively, to employees and consultants of the Company. On April 9, 2015, the Compensation Committee and the Board of Directors granted an additional 47,017 and 15,109 stock options under the 2006 Stock Plan and the 2015 Equity Incentive Plan respectively. These stock options vest immediately but the grants under the 2015 Equity Incentive Plan can only be exercised upon ratification of the Plan. These stock options have a strike price of $1.26, which was the closing price of the Company’s stock on the prior business day, and the stock options have a fair market value of $1.06, based on a risk free rate of 1.49%, volatility of 86.86%, and an expected life of six years. The options have a 10 year term.

On April 8, 2015 and April 9, 2015, the Compensation Committee and the Board of Directors granted long term incentive stock options totaling 483,668 and 84,129 stock options respectively, under the 2015 Equity Incentive Plan to employees and consultants of the Company. These stock options vest 1/3 on each annual anniversary date over three years. These stock options have a strike price of $1.26, which was the closing price of the Company’s stock on the prior business day, and the stock options have a fair market value of $1.06, based on a risk free rate of 1.49%, volatility of 86.86%, and an expected life of six years. These options have a 10 year term.

On April 8, 2015, the Compensation Committee and the Board of Directors granted 112,996 long term incentive stock options under the 2015 Equity Incentive Plan to the directors of the Company. These stock options fully vest on the first annual anniversary date of the grant. These stock options have a strike price of $1.26, which was the closing price of the Company’s stock on the prior business day, and the stock options have a fair market value of $1.06, based on a risk free rate of 1.49%, volatility of 86.86%, and an expected life of six years. These options have a 10 year term.

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

Climate Change and Sustainability

Increasing concern globally over the impact of climate change is driving a new look at nuclear power as an answer to sustainable, CO2-free base load power that can meet the needs of developed and developing regions of the world, particularly cities. While many in environmental movements still raise serious concerns and the nuclear power industry faces economic challenges in competing with fossil fuel-based energy producers, we believe Lightbridge’s metallic fuel is uniquely positioned to enter to market soon enough to be an important component of addressing global warming and that our fuel’s economic and safety benefits may overcome some of the opposition to nuclear power.

Nuclear Fuel Technology Business Segment Update

On October 20, 2014, we announced the signing of an initial cooperation agreement with Canadian Nuclear Laboratories (CNL), a wholly owned subsidiary of Atomic Energy of Canada Limited, for fabrication and test reactor irradiation of Lightbridge’s patented next generation metallic nuclear fuel samples. Though we had initially planned for all of the work to take place at a single location in Chalk River, Ontario, Canada, subsequent to our announcement the Canadian government made an official decision to extend the operating life of the National Research Universal reactor at Chalk River only until the end of March 2018. This shorter than expected operating life extension would not be able to accommodate all of our anticipated schedule for irradiation testing of our metallic fuel samples. Consequently our plan is to work with CNL on fabrication of our fuel samples at their Chalk River facilities, with full irradiation of the fabricated fuel samples to be performed separately in a pressurized water loop of the Halden research reactor located in Halden, Norway. The operating license of the Halden research reactor has recently been renewed through 2020 which fits well with our anticipated irradiation testing schedule. Our current plan is to have post-irradiation examination of the irradiated fuel samples performed on the same site in Norway. There is also the opportunity to utilize additional nearby hot cell facilities located in Studsvik, Sweden that are operated by the Swedish company Studsvik AB.

We have received export control authorization from the US Department of Energy for all the planned work in Canada, Norway and/or Sweden. In the first half of 2015, we expect to begin working with CNL to fabricate our metallic fuel samples. At the end of 2016 or in early 2017, we expect to begin irradiation of the fabricated fuel samples in the Halden research reactor in Norway under prototypic commercial reactor operating conditions.

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

On July 24, 2014, a consortium that includes Lightbridge was awarded a multi-year, technical-support services contract to support an independent government agency overseeing construction of nuclear power plants. The scope of contracted services for 2015 includes support for inspections as well as support for inspection program related infrastructure such as planning and tracking systems and documents.

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

On November 10, 2014, we signed an amendment to the consultancy agreement with FANR, which was originally signed on July 15, 2012, and which was previously extended in January 2014. This Agreement had been scheduled to expire December 31, 2014, and this Amendment extends the term of the Agreement to December 31, 2016. These services are in addition to the August 11, 2014 agreement where we were selected to provide quality assurance, safety and construction inspection services in support of the in-house inspection group of FANR as a team with Lloyd’s Register.

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

We recognize revenue in accordance with SEC Staff Accounting Bulletin or SAB No. 104, “Revenue Recognition.” We recognize revenue when all of the following conditions are met:

(1)	There is persuasive evidence of an arrangement;
(2)	The service has been provided to the customer;
(3)	The collection of the fees is reasonably assured; and
(4)	The amount of fees to be paid by the customer is fixed or determinable.

In situations where contracts include client acceptance provisions, we do not recognize revenue until such time as the client has confirmed its acceptance.

Intangibles

As presented on the accompanying balance sheet, we had patents with a net book value of approximately $0.9 million and $0.8 million as of March 31, 2015 and December 31, 2014, respectively. There are many assumptions and estimates that may directly impact the results of impairment testing, including an estimate of future expected revenues, earnings and cash flows, and discount rates applied to such expected cash flows in order to estimate fair value. We have the ability to influence the outcome and ultimate results based on the assumptions and estimates we choose for testing. To mitigate undue influence, we set criteria that are reviewed and approved by various levels of management. The determination of whether or not intangible assets have become impaired involves a significant level of judgment in the assumptions.

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

Operations Review

Business Segments and Periods Presented

We have provided a discussion of our results of operations on a consolidated basis and have also provided certain detailed segment information for each of our business segments below for the three months ended March 31, 2015 and 2014, in order to provide a meaningful discussion of our business segments. We have organized our operations into two principal segments: Consulting and Nuclear Fuel Technology. We present our segment information along the same lines that our chief executives review our operating results in assessing performance and allocating resources.

BUSINESS SEGMENT RESULTS – THREE MONTHS ENDED MARCH 31, 2015 AND 2014

	Consulting		Technology		Corporate and Eliminations		Total
	2015	2014	2015	2014	2015	2014	2015	2014
Revenue	123,895	254,107	0	0	0	0	123,895	254,107
Segment Profit – Pre Tax	(60,918)	80,911	(212,831)	(432,086)	(806,575)	(1,082,746)	(1,080,324)	(1,433,922)
Total Assets	318,383	507,738	852,862	725,588	3,816,365	3,210,300	4,987,610	4,443,626
Property Additions	0	0	0	0	0	0	0	0
Interest Expense	0	0	0	0	0	0	0	0
Depreciation	0	0	0	0	0	0	0	0

Technology Business

Over the next 12 to 15 months, we expect to incur approximately $3 million in research and development expenses related to the development of our proprietary nuclear fuel designs. We spent approximately $0.2 million and $0.4 million for research and development during the three months ended March 31, 2015 and 2014, respectively.

Over the next 2-3 years, we expect that our research and development activities will increase and will be primarily focused on testing and demonstration of our metallic fuel technology for Western-type water-cooled reactors. The main objective of this research and development phase is to prepare for full-scale demonstration of our fuel technology in an operating commercial power reactor.

Consulting Services Business

At the present time, all of our revenue for the three months ended March 31, 2015 and 2014 is from our consulting services business segment and is derived by offering services to governments outside of the US planning to create or expand electricity generation capabilities using nuclear power plants. The fee type and structure that we offer for each client engagement is dependent on a number of variables, including the complexity of the services, the level of the opportunity for us to improve the client’s electricity generation capabilities using nuclear power plants, and other factors.

Consolidated Results of Operations

The following table presents our historical operating results as a percentage of revenues for the years indicated:

				(Decrease)	(Decrease)
	2015		2014	Change $	Change %

Consulting Revenues	$123,895		$254,107	$(130,212)%	-51%

Cost of services provided

Consulting expenses	$57,391		125,012	$(67,621)%	-54%
% of total revenues	46%		49%

Gross profit	$66,504		$129,095	$(62,591)%	-48%
% of total revenues	54%		51%

Operating Expenses
General and administrative
	$931,643		$1,131,419	$(199,776)%	-18%
% of total revenues	752%		445%

Research and development expenses	$212,831		$431,986	$(219,155)%	-51%
% of total revenues	172%		170%

Total Operating Loss	$(1,077,970)		$(1,434,310)	$(356,340)%	-25%
% of total revenues	-870%		-564%
		$
Other Income and (Expenses)	$(2,354)		388	$(2,742)%	-707%
% of total revenues	-2%		0%

Net loss - before income taxes	$(1,080,324)		$(1,433,922)	$(353,598)%	-25%
% of total revenues	-872%		-564%

Revenue

The following table presents our revenues, by business segment, for the three months presented (rounded in millions):

	Three Months Ended
	March 31,
	2015	2014
Consulting Segment Revenues:
ENEC and FANR (UAE)	$0.0	$0.3
Other (other countries)	0.1	0.0

Total	0.1	0.3
Technology Segment Revenues	0.0	0.0
Total Revenues	$0.1	$0.3

The decrease in our revenues from 2015 to 2014 of $0.2 million resulted from the net decrease in the work performed for our FANR and ENEC projects of approximately $0.3 million. This decrease was partially offset by an increase in our consulting revenues from Lloyds Register of approximately $0.1 million. Our consulting projects with ENEC and FANR are being performed pursuant to ongoing requests to work on specific projects on a time and expense basis as needed. The FANR contract was extended to December 31, 2016. The ENEC contract has been extended through 2015. The future revenue to be earned and recognized under both the ENEC and FANR agreements will depend upon agreed upon work plans that are under current discussion, which can differ from the revenue amounts initially planned to be earned under these agreements.

The market for nuclear industry consulting services is competitive, fragmented, and subject to rapid change. We believe that our independence, experience, expertise, reputation and segment focus enable us to compete effectively in this marketplace.

See Note 1 and Note 3 of the Notes to our Consolidated Financial Statements included in Part I Item 1 of this Quarterly Report on Form 10-Q for additional information about our revenue.

Costs and Expenses

The following table presents our cost of services provided, by business segment, for the years presented (rounded in millions):

	Three Months Ended
	March 31,
	2015	2014

Consulting	$0.1	$0.1
Technology	0.0	0.0
Total	$0.1	$0.1

Cost of Services Provided

Cost of services provided is comprised of expenses related to the consulting, professional, administrative, and other support costs allocated to our technology and consulting projects, which were incurred to perform and support the work done for our consulting projects with ENEC, FANR and our other contracts. The billing rates to us from our consultants who provide services under our consulting contracts predominantly remained the same in 2015 and 2014. If consulting revenues increase in future periods, we expect cost of services provided will increase in dollar amount and may increase as a percentage of revenues due to increased pricing competition for consulting contracts.

See Note 1 and Note 3 of the Notes to our Consolidated Financial Statements included in Part I Item 1 of this Quarterly Report on Form 10-Q for additional information about our cost of services provided.

Research and Development

The following table presents our research and development expenses, (in millions):

	Three Months Ended
	March 31,
	2015	2014

Research and development expenses	$0.2	$0.4

Research and development expenses consist mostly of compensation and related costs for personnel responsible for the research and development of our fuel. The decrease of $0.2 million in 2015 was primarily due to a decrease in research and development labor costs. All of our research and development activities were conducted in Russia and the United States. We expense research and development costs as they are incurred.

Research and development expenses will increase in dollar amount and may increase as a percentage of revenues in future periods because we expect to invest $3 million in the development of our nuclear fuel products over the next 12-15 months.

See Note 6 of the Notes to our Consolidated Financial Statements included in Part I Item 1 of this Quarterly Report Form on 10-Q for additional information about our research and development costs.

General and Administrative Expenses

The following table presents our general and administrative expenses, (dollars in millions):

	Three Months Ended
	March 31,
	2015	2014

General and administrative expenses	$0.9	$1.1

General and administrative expenses consist mostly of compensation and related costs for personnel and facilities, stock-based compensation, finance, human resources, information technology, and fees for consulting and other professional services. Professional services are principally comprised of outside legal, audit, strategic advisory services and outsourcing services.

The general and administrative expenses decrease of $0.2 million was due to a decrease in payroll expenses and payroll related benefits of $0.1 million, which was due to a decrease in employees due to staff reductions and a decrease in professional fees of $0.1 million.

See Note 7 of the Notes to our Consolidated Financial Statements included in Part 1 Item 1 of this Quarterly Report on Form 10-Q for information regarding our stock-based compensation.

Interest Income and Other Income (Expenses), Net

Interest income and other income and expenses, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, was substantially the same.

Provision for Income Taxes

The following table presents our provision for income taxes. Our effective tax rate for the periods presented is 40%.

	Three Months Ended
	March 31,
	2015	2014

Provision for income taxes	$0.0	$0.0

We incurred a net loss for both 2015 and 2014, and took a 100% valuation allowance against all deferred tax assets. Therefore we did not have a provision for taxes for both the three months ended March 31, 2015 and 2014.

Liquidity, Capital Resources and Financial Position

As of March 31, 2015, we had total cash and cash equivalents and restricted cash of approximately $3.5 million. Our working capital at March 31, 2015, is approximately $3.5 million. Our projected monthly cash flow shortfall from our current operations for the next 12 months is approximately $450,000 per month. Based on our March 31, 2015 working capital amount and our projected monthly operating cash flow shortfall, we do not expect to have sufficient working capital to fund our operations for the next 12 months. We are working to reduce our current monthly cash flow shortfall. We may also delay incurring some operating expenses in 2015, which will reduce our cash flow shortfall for the next 12 months, if needed. The following table provides detailed information about our net cash flow for all financial statements periods presented in this Report.

Cash Flow (in millions)

	Three Months Ended
	March 31,
	2015	2014
Net cash used in operating activities	$(1.0)	$(1.5)
Net cash used in investing activities	$(0.0)	$(0.0)
Net cash used in financing activities	$(0.0)	$(0.0)
Net cash outflow	$(1.0)	$(1.5)

Operating Activities

The decrease in our cash used in operating activities in 2015 was primarily due to the decrease in our consulting revenue in 2015 and the change in working capital items as explained below.

Cash used in operating activities in the three months ended March 31, 2015, consisted of net loss adjusted for non-cash expense items such as depreciation and amortization, as well as the effect of changes in working capital. Cash used in operating activities in the three months ended March 31, 2015, consisted of a net loss of $1.1 million and net adjustments for non-cash expense items totaling $0.1 million, consisting of stock-based compensation of $0.1 million. Total cash provided by working capital was not significant.

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

Investing Activities

Net cash used by our investing activities for the three months ended March 31, 2015, as compared to net cash used by our investing activities in 2014 are substantially the same. Patent applications costs are also part of our investing activities. These applications are filed for the new developments resulting from our research and development activities in our technology business segment. We anticipate these patent costs to increase in the future periods due to the continuing research and development work we plan to perform on our all-metal fuel design.

Financing Activities

Net cash used by our financing activities for the three months ended March 31, 2015, as compared to net cash used by our financing activities for the three months ended March 31, 2014 are substantially the same.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

Not Applicable.

ITEM 6.	EXHIBITS

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

Date: May 7, 2015

LIGHTBRIDGE CORPORATION
By:	/s/ Seth Grae
Name: Seth Grae
Title: President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Linda Zwobota
Name: Linda Zwobota
Title: Chief Financial Officer
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