Form 10-Q
period 2015-06-30
LIGHTBRIDGE Corp
filed 2015-08-19
CIK 1084554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 3, 2015 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	18,082,874

LIGHTBRIDGE CORPORATION
Form 10-Q
For the Quarterly Period Ended June 30, 2015

PART I – FINANCIAL INFORMATION

Lightbridge Corporation
Condensed Consolidated Balance Sheets

	June 30, 2015	December 31,
	(Unaudited)	2014
ASSETS
Current Assets
Cash and cash equivalents	$2,371,266	$4,220,225
Restricted cash	325,505	325,181
Accounts receivable - project revenue and reimbursable project costs	247,144	469,086
Prepaid expenses and other current assets	203,795	205,184
Total Current Assets	3,147,710	5,219,676
Property Plant and Equipment -net	-	-
Other Assets
Patent costs	883,775	833,560
Total Assets	$4,031,485	$6,053,236
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$452,571	$653,668
Total Current Liabilities	452,571	653,668

Commitments and contingencies - note 5
Stockholders' Equity
Preferred stock, $0.001 par value, 50,000,000 authorized shares, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 authorized, 18,082,874 shares outstanding at June 30, 2015 and December 31, 2014	18,083	18,083
Additional paid-in capital - stock and stock equivalents	82,016,278	81,276,339
Accumulated Deficit	(78,455,447)	(75,894,854)
Total Stockholders' Equity	3,578,914	5,399,568

Total Liabilities and Stockholders' Equity	$4,031,485	$6,053,236

The accompanying notes are an integral part of these condensed consolidated financial statements

Lightbridge Corporation
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue:
Consulting Revenue	$298,162	$349,131	$422,057	$603,238
Cost of Consulting Services Provided	275,662	230,974	333,054	355,986
Gross Margin	22,500	118,157	89,003	247,252
Operating Expenses
General and administrative	1,108,807	1,149,420	2,039,100	2,280,839
Research and development expenses	394,715	624,448	607,545	1,056,434
Total Operating Expenses	1,503,522	1,773,868	2,646,645	3,337,273
Operating Loss	(1,481,022)	(1,655,711)	(2,557,642)	(3,090,021)
Other Income and (Expenses)
Investment income	163	603	323	991
Other income (expenses)	(762)	-	(3,274)	-
Total Other Income and (Expenses)	(599)	603	(2,951)	991
Net loss before income taxes	(1,481,621)	(1,655,108)	(2,560,593)	(3,089,030)
Income taxes	-	-	-	-
Net loss	$(1,481,621)	$(1,655,108)	$(2,560,593)	$(3,089,030)
Net Loss Per Common Share, Basic and Diluted	$(0.08)	$(0.11)	$(0.14)	$(0.21)
Weighted Average Number of Shares Outstanding	18,082,874	15,067,885	18,082,874	15,063,052

The accompanying notes are an integral part of these condensed consolidated financial statements

Lightbridge Corporation
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2015	2014
Cash Flows from Operating Activities:
Net Loss	$(2,560,593)	$(3,089,030)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock-based compensation	782,036	125,297
Loss on marketable securities	-	(792)
Changes in non-cash operating working capital items:
Accounts receivable - fees and reimbursable project costs	221,942	17,685
Prepaid expenses and other assets	1,389	(50,203)
Accounts payable and accrued liabilities	(201,097)	378,220
Net Cash Used In Operating Activities	(1,756,323)	(2,618,823)
Cash Flows from Investing Activities:
Payments for Patent costs	(50,215)	(65,546)
Net Cash Used In Investing Activities	(50,215)	(65,546)
Cash Flows from Financing Activities:
Payments for Stock offering costs	(42,097)	-
Restricted cash	(324)	(554)
Net Cash Used In Financing Activities	(42,421)	(554)
Net Decrease In Cash and Cash Equivalents	(1,848,959)	(2,684,923)
Cash and Cash Equivalents, Beginning of Period	4,220,225	3,672,877
Cash and Cash Equivalents, End of Period	$2,371,266	$987,954
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year:
Interest	$-	$-
Income taxes	$-	$-

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the periods presented, have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms "Company,” "we,” "us" or "our" mean Lightbridge Corporation and all entities included in our consolidated financial statements.

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

On July 8, 2015 we entered into a service agreement with the Institute for Energy Technology (“IFE”) of Norway for irradiation testing of Lightbridge advanced metallic nuclear fuel samples under prototypic commercial reactor operating conditions in IFE’s Halden research reactor, southeast of Oslo.

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

All significant intercompany transactions and balances have been eliminated in consolidation. We registered a branch office in the United Kingdom in 2008 called Lightbridge Advisors Limited (inactive) and we also established a branch office in Moscow, Russia, in July 2009, both of which are wholly owned by Lightbridge International Holding LLC at December 31, 2014. These branch offices will be closed in 2015. Translation gains and losses for the three and six months ended June 30, 2015 and 2014 were not significant. Foreign branches are winding down as of June 30, 2015.

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

Accounts receivable are typically unsecured and are primarily derived from revenues earned from customers located in the Middle East. We perform ongoing evaluations to determine customer credit and we limit the amount of credit we extend, but generally we do not require collateral from our customers. We maintain reserves for estimated credit losses if necessary, however, no reserve has been set up at June 30, 2015 and 2014, as we have not incurred any credit losses from our customers to date.

Approximately 60% and 80% of the total revenues reported for the three months ended June 30, 2015 and 2014, respectively, were from the ENEC and FANR contracts. The ENEC and FANR contracts were approximately 60% and substantially all of our consulting revenues for the six months ended June 30, 2015 and 2014, respectively. Contracts with one other customer constituted approximately 40% and 20% of the total revenues reported for the three months ended June 30, 2015 and 2014, respectively, and approximately 40% and 20% of the total revenues reported for the six months ended June 30, 2015 and 2014, respectively.

Revenue Recognition

Consulting Business Segment

At the present time, we derive all of our revenue from our consulting business segment on a time and expense basis as provided, by offering consulting services to governments outside the United States planning to create or expand electricity generation capabilities using nuclear power plants. Our fee structure for each client engagement is dependent on a number of variables, including the size of the client, the complexity, the level of the opportunity for us to improve the client’s electrical generation capabilities using nuclear power plants, and other factors. The accounting policy we use to recognize revenue depends on the terms and conditions of the specific contract.

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

Cost of consulting services includes labor, travel expenses, stock-based compensation and other related consulting costs.

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

We have elected to use the Black-Scholes pricing model to determine the fair value of stock options on the measurement date of the grant. Restricted stock units are measured based on the fair market values of the underlying stock on the measurement date of the grant. Shares that are issued to officers on the exercise dates of their stock options may be issued net of the statutory withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the actual number of shares exercised under the stock option. We recognize stock-based compensation using the straight-line method over the requisite service period.

Cash and Cash Equivalents and Restricted Cash

We invest our excess cash in money market mutual funds. We classify all highly liquid investments with stated maturities of three months or less from date of purchase as cash equivalents and all highly liquid investments with stated maturities of greater than three months as marketable securities. We hold cash balances in excess of the federally insured limits of $250,000 with one prominent financial institution. We deem this credit risk not to be significant as our cash is held by a major prominent financial institution. Total cash and cash equivalents held in checking accounts and a money market core cash account, as reported on the accompanying consolidated condensed balance sheets, totaled approximately $2.4 million and $4.2 million at June 30, 2015 and December 31, 2014, respectively.

Restricted cash represents cash being held by the same prominent financial institution that is being used as collateral for our corporate credit cards and future letters of credit that we may issue to some of our foreign customers. The total balance of our restricted cash at June 30, 2015 and December 31, 2014, was approximately $0.3 million.

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

There was no provision for doubtful accounts recorded at June 30, 2015 and December 31, 2014, as we have not experienced any bad debts from any of our customers.

Foreign Currency

The functional currency of our international branches is the local currency. We translate the financial statements of these branches to U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for revenues, costs, and expenses. The translation gains/losses for our branch office in Russia were not significant for the three and six months ended June 30, 2015 and 2014.

Patents and Legal Costs

Patents are stated on the accompanying condensed consolidated balance sheets at cost. The costs of the patents, once placed in service, will be amortized on a straight-line basis over their estimated useful lives or the remaining legal lives of the patents, whichever is shorter. The amortization periods for our patents can range between 17 and 20 years if placed into service at the beginning of their legal lives. Our patents have not been placed in service for the three and six months ended June 30, 2015 and 2014.

Legal costs are expensed as incurred except for legal costs to file for patent protection, which are capitalized and reported as patents on the accompanying condensed consolidated balance sheets.

Impairment of long-lived assets

Long-lived assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges for the three and six months ended June 30, 2015 and 2014.

Research, Development and Related Expenses

These costs from our Technology business segment are charged to operations in the period incurred and are shown on a separate line on the accompanying condensed consolidated statements of operations.

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

Recent Accounting Pronouncements

Revenue Recognition

In May 2014, the FASB issued guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2017, (early adoption is not permitted). The guidance permits the use of either a retrospective or cumulative effect transition method.

Going Concern

In August 2014, FASB issued guidance that requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The updated accounting guidance will be effective for the Company on January 1, 2017, and early adoption is permitted. The Company will evaluate the going concern considerations in this guidance upon adoption.

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

Note 2. Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period except that it does not include unvested common shares subject to repurchase or cancellation. Diluted net income per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, warrants, restricted shares, and unvested common shares subject to repurchase or cancellation. The dilutive effect of outstanding stock options, restricted shares, and warrants (see note 7) is not reflected in diluted earnings per share because we incurred net losses for the three months and six months ended June 30, 2015 and 2014, and the effect of including these potential common shares in the diluted earnings per share calculations would be anti-dilutive and are therefore not included in the calculations.

Note 3. Accounts Receivable – Project Revenue and Reimbursable Project Costs

FANR and ENEC Projects

The total accounts receivable from both the FANR and ENEC contracts was approximately $0.2 million and $0.5 million at June 30, 2015 and December 31, 2014, respectively. These amounts due from FANR and ENEC represent 66% of the accounts receivable reported at June 30, 2015 and 92% of the accounts receivable at December 31, 2014.

Total unbilled accounts receivable of approximately $0.1 million was included in the accompanying condensed consolidated balance sheets and reported in accounts receivable at June 30, 2015 and December 31, 2014, and is for work that was billed to our clients in July 2015 and January 2015, respectively. Foreign currency transaction exchange losses and translation gains and losses for the three and six months ended June 30, 2015 and 2014, were not significant.

Travel costs and other reimbursable costs under these contracts are reported in the accompanying condensed statements of operations as both revenue and cost of consulting services provided, and were not significant for the three and six months ended June 30, 2015 and 2014. The total travel and other reimbursable expenses that have not been reimbursed to us are included in total accounts receivable reported above from our consulting contracts and were not significant at June 30, 2015 and December 31, 2014.

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

Note 4. Accounts Payable and Accrued Liabilities

Accounts payable and accrued expenses (in millions) consisted of the following:

	June 30,	December 31,
	2015	2014
Trade payables	$0.2	$0.3
Accrued expenses and other	0.3	0.4
Total	$0. 5	$0.7

Note 5. Commitments and Contingencies

Operating Leases

On October 16, 2013, we entered into a 1 year sub-lease agreement with our current landlord for our current office space starting January 1, 2014 and terminating December 31, 2014. The monthly rent payment was approximately $32,000 plus additional charges. On January 1, 2015 we entered into a new sub-lease for our current office space for 38 months, with a monthly rent payment of approximately $32,000 per month plus additional charges with no rent charged for the initial 2 months of the lease term. The deferred rent liability was approximately $0.1 million at June 30, 2015.

Total rent expense was approximately $0.1 million for the three months ended June 30, 2015 and 2014. Total rent expense was approximately $0.2 million for the six months ended June 30, 2015 and 2014.

Litigation

Our former Chief Financial Officer, filed a complaint against the Company and Seth Grae, President and Chief Executive Officer, with the Circuit Court of Fairfax County, Virginia (the “Fairfax County Complaint”), and a separate complaint against the Company with the U.S. Occupational Safety and Health Administration (the “OSHA Complaint”) on March 9, 2015.

The Fairfax County Complaint contained two claims for damages. The first claim alleged that the Company and Mr. Grae made defamatory statements regarding the former Chief Financial Officer. The claim demands at least $1,000,000 in compensatory damages; costs, including reasonable fees for attorneys; and punitive damages of $1,000,000. The second claim alleges that the Company breached the former Chief Financial Officer’s employment contract by not paying the former Chief Financial Officer $15,507 for paid time off, and demands additional compensatory damages of at least $15,507.

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

Note 6. Research and Development Costs

Research and development costs, included in the accompanying condensed consolidated statements of operations amounted to approximately $0.4 million and $0.6 million for the three months ended June 30, 2015 and 2014, respectively. Research and development costs, amounted to approximately $0.6 million and $1.1 million for the six months ended June 30, 2015 and 2014, respectively. We are in process of winding down our Moscow office operations, that we expect to be completed in 2015 and will focus our research and development work primarily in the United States, Canada, and Norway. There were no accrued liabilities related to the winding down of our Moscow office at June 30, 2015.

On October 20, 2014, we announced the signing of an initial cooperation agreement with Canadian Nuclear Laboratories (“CNL”), a wholly owned subsidiary of Atomic Energy of Canada Limited, for fabrication and test reactor irradiation of Lightbridge’s patented next generation metallic nuclear fuel samples. Though we had initially planned for all of the work to take place at a single location in Chalk River, Ontario, Canada, subsequent to our announcement the Canadian government made an official decision to extend the operating life of the National Research Universal reactor at Chalk River only until the end of March 2018. This shorter than expected operating life extension would not be able to accommodate all of our entire anticipated schedule for irradiation testing of our metallic fuel samples. Consequently, our plan is to work with CNL on fabrication of our fuel samples at their Chalk River facilities, with full irradiation of the fabricated fuel samples to be performed separately in a pressurized water loop of the Halden research reactor located in Halden, Norway. The operating license of the Halden research reactor has recently been renewed through 2020 which fits well with our anticipated irradiation testing schedule. Our current plan is to have post-irradiation examination of the irradiated fuel samples performed on the same site in Norway. There is also the opportunity to utilize additional nearby hot cell facilities located in Studsvik, Sweden that are operated by the Swedish company Studsvik AB.

We have consulting agreements with several consultants working on various projects for us, which total approximately $10,000 per month.

Note 7. Stockholders’ Equity

At June 30, 2015 and December 31, 2014, there are 500,000,000 shares of authorized common stock. Total common stock outstanding at June 30, 2015 and December 31, 2014 was 18,082,874 shares. At June 30, 2015, there were 4,886,764 stock warrants and 3,245,213 stock options outstanding, totaling 26,214,851 of total stock and stock equivalents outstanding at June 30, 2015.

At June 30, 2014 there are 500,000,000 shares of authorized common stock. Total common stock outstanding at June 30, 2014 was 15,071,536 shares. At June 30, 2014, there were 2,284,996 stock warrants and 2,143,686 stock options outstanding, all totaling 19,500,218 of total stock and stock equivalents outstanding at June 30, 2014.

ATM Offering

On June 11, 2015, the Company entered into an at-the-market issuance (“ATM”) sales agreement with MLV & Co. LLC ("MLV"), pursuant to which the Company may issue and sell shares of its common stock from time to time through MLV as the Company's sales agent. The issuance and sale of shares by the Company under the sales agreement are registered shares under the Company's shelf registration statement on Form S-3, as filed with the Securities and Exchange Commission on June 11, 2015 and declared effective by the Securities and Exchange Commission. There have been no stock sales made through the ATM for the period ended June 30, 2015 and up through the date of the issuance of these condensed consolidated financial statements.

Registered Direct Offering and Outstanding Warrants

November 12, 2014 Offering

On November 12, 2014, we completed an offering, the (“Offering”) with one existing institutional investor pursuant to which the Company sold an aggregate of 2,878,516 shares of its common stock and warrants to purchase a total of 2,734,590 shares of its common stock for aggregate gross proceeds, before deducting fees to the Placement Agent and other estimated offering expenses payable by the Company, of approximately $5 million. The common stock and warrants were sold in fixed combinations, with each combination consisting of one share of common stock and a warrant to purchase 0.95 shares of common stock. The purchase price is $1.75 per fixed combination. The warrants will become exercisable six months and one day following the issuance date of the Offering, on May 18, 2015, and will remain exercisable for seven-and-a-half years from the date of issuance at an exercise price of $2.31 per share. The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares, and similar recapitalization transactions. The exercisability of the warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.99% of the Company's common stock. This limit may be increased to up to 19.99% upon no fewer than 60 days' notice to the Company.

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

The value of the warrants issued was calculated by using the Black Scholes Valuation Model using the following assumptions: volatility 67%; risk-free interest rate of 2.07%; dividend yield of 0%, and expected term of 7.5 years. The volatility of the Company’s common stock was estimated by management based on the historical volatility of the trading history of the Company’s common stock. The risk-free interest rate was based on the Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the expected life of the warrants. The expected dividend yield was based on the Company’s current and expected dividend policy and the expected term is equal to the contractual life of the warrants. All 2,734,590 of these warrants remained outstanding as of June 30, 2015.

Outstanding Warrants

	June 30,
	2015	2014
Issued to Investors on July 28,2010, entitling the holders to purchase 1,034,996 common shares in the Company at an exercise price of $9.00 per common share up to and including July 27, 2017	1,034,996	1,034,996

Issued to Investors on October 25, 2013, entitling the holders to purchase 1,250,000 common shares in the Company at an exercise price of $2.30 per common share up to and including April 24, 2021	1,117,178	1,250,000

Issued to Investors on November 17, 2014, entitling the holders to purchase 2,734,590 common shares in the Company at an exercise price of $2.31 per common share up to and including May 16, 2022	2,734,590	-

Total	4,886,764	2,284,996

Exercise of Warrants – Q3-2014

On September 3, 2014, we issued 132,822 shares of our common stock upon the exercise of warrants issued in conjunction with the October 21, 2013 stock offering. We received $2.30 for each share or approximately $306,000.

Stock-based Compensation – Stock Options and Restricted Stock

Stock Plan

On March 25, 2015, the Compensation Committee and Board of Directors approved the 2015 Equity Incentive Plan (the “Plan”) to authorize grants of (a) Incentive Stock Options, (b) Non-qualified Stock Options, (c) Stock Appreciation Rights, (d) Restricted Awards, (e) Performance Share Awards, and (f) Performance Compensation Awards to the employees, consultants, and directors of the Company. The Plan authorizes a total of 3,000,000 shares to be available for grant under the Plan. The Plan became effective upon ratification by the shareholders of the Company at the shareholders’ annual meeting on July 14, 2015. Other provisions are as follows:

(i)

Any shares of common stock granted in connection with Options and Stock Appreciation Rights shall be counted against this limit as one share for every one Stock Option or Stock Appreciation Right awarded. Any shares of common stock granted in connection with Awards other than Options and Stock Appreciation Rights shall be counted against this limit as two shares of common stock for every one share of common stock granted in connection with such Award;

(ii)

Subject to adjustment in accordance with the Plan, no Participant shall be granted, during any one year period, Options to purchase Common Stock and Stock Appreciation Rights with respect to more than two hundred fifty thousand (250,000) shares of Common Stock in the aggregate or any other Awards with respect to more than two hundred fifty thousand (250,000) shares of Common Stock in the aggregate. If an Award is to be settled in cash, the number of shares of Common Stock on which the Award is based shall count toward the individual share limit; and

(iii)

A ten percent shareholder shall not be granted an Incentive Stock Option unless the Option exercise price is at least 110% of the fair market value of the common stock at the grant date and the option is not exercisable after the expiration of five years from the grant date.

Total stock options outstanding at June 30, 2015 and December 31, 2014, were 3,245,213 and 2,026,564, of which 2,312,149 and 1,564,257 of these options were vested at June 30, 2015 and December 31, 2014, respectively. Stock option expense was approximately $700,000 and $65,000 for the three months ended June 30, 2015 and 2014, respectively. Stock option expense was approximately $782,000 and $105,000 for the six months ended June 30, 2015 and 2014, respectively.

2015 Short-Term Non-Qualified Option Grants

On April 8, 2015, the Compensation Committee and the Board of Directors granted short term non-qualified stock options totaling 463,192 and 148,845 stock options under the 2006 Stock Plan and the 2015 Equity Incentive Plan, respectively, to employees and consultants of the Company. On April 9, 2015, the Compensation Committee and the Board of Directors granted an additional 47,017 and 3,968 stock options under the 2006 Stock Plan and the 2015 Equity Incentive Plan, respectively, all with a strike price of $1.26. Also granted under the 2006 Stock Plan were 2,981, 1,775, and 1,310 non-qualified stock options on April 30, May 31, and June 30, 2015, respectively, as equity compensation in lieu of cash payroll with strike prices ranging from $1.12 to $1.23. These stock options vested immediately but the grants under the 2015 Equity Incentive Plan were only exercisable upon ratification of the Plan at the annual meeting of shareholders which took place on July 14, 2015. These stock options have an expected life of 5 years, and a contractual term of 10 years, a fair market value of between $0.76 and $0.86 per stock option, a risk free rate ranging between 1.37% to 1.63%, and volatility ranging between 86% to 88%, as measured on the grant date. The expected option term was calculated using the simplified method as we do not have sufficient historical option data to provide a better estimate of the expected option term. Under this method, the weighted-average expected life is presumed to be the average of the vesting term and the contractual term of the option, which results in a reduction of the estimated option value and consequently the stock option expense. The risk free rate was based on the US Treasury Yield Curve for the expected life of the options on the grant date. Expected dividends are estimated at $0.0, as we have never issued dividends and we have no current plans to issue dividends in the future.

2015 Long-Term Incentive Option Grants

Employees and Consultants Option Grants

On April 8, 2015, the Compensation Committee and the Board of Directors granted long term incentive stock options totaling 550,972, under the 2015 Equity Incentive Plan, the (“Plan”) to employees and consultants of the Company. These stock options vest 1/3 on each annual anniversary date over three years. These stock options have a strike price of $1.26, which was the closing price of the Company’s stock on the prior business day, and the stock options have a fair market value of $0.91, based on a risk free rate of 1.55%, volatility of 87%, and an expected life of six years, as measured on the grant date. The expected life is calculated using the simplified method as we do not have sufficient historical option data to provide a better estimate of the expected option term. These options have a 10 year contractual term. The risk free rate was based on the US Treasury Yield Curve for the expected life of the options on the grant date. Expected dividends are estimated at $0.0, as we have never issued dividends and we have no current plans to issue dividends in the future. We estimated future pre-vest forfeitures to be 1.5%, based on historical information.

Director Option Grants

On April 8, 2015, the Compensation Committee and the Board of Directors granted 112,996 long term non-qualified stock options under the 2015 Equity Incentive Plan to the Board of Directors of the Company. These stock options fully vest on the first annual anniversary date of the grant. These stock options have a strike price of $1.26, which was the closing price of the Company’s stock on the prior business day, and the stock options have a fair market value of $0.88, based on a risk free rate of 1.46%, volatility of 86%, and an expected life of 5.5 years. The expected life is calculated using the simplified method as we do not have any history to provide a better estimate of the expected option term. These options have a 10 year contractual term. The risk free rate was based on the US Treasury Yield Curve for the expected life of the options on the grant date. Expected dividends are estimated at $0.0, as we have never issued dividends and we have no current plans to issue dividends in the future. Grants to our consultants were re-measured as of June 30, 2015, and the fair market value of each option was $0.81 on the measurement date. This re-measured stock option expense for options issued to consultants was not significant. We estimated future pre-vest forfeitures to be 1.5%, based on historical information.

2014 Stock Option Grants

On May 5, 2014, we granted 579,429 stock options to our employees, directors, and consultants. These stock options vest over three years for employees and consultants, and over one year for our directors. The fair market value of each option was $1.79 on the grant date, based on (1) The strike price of $2.55, the price of our stock at the close of the market on the grant date; (2) The expected life of the grant of 5 years which is equal to the term of the grant, as historically grants have only been exercised just before the term expires; (3) The risk free rate of 1.68% which is based on the treasury yield curve for a 5 year term as published by the U.S. Treasury for the grant date; (4) Volatility of 90.44%, as measured based on the expected life of the options, and (5) Expected dividends of $0.0, as we have never issued dividends and we have no current plans to issue dividends in the future. Grants to our consultants were re-measured as of June 30, 2015, and the fair market value of each option was $0.58 on the measurement date. We estimated future pre-vest forfeitures to be 1.5%, based on historical information.

Stock option transactions to the employees, directors and consultants are summarized as follows for the six months ended June 30, 2015:

		Weighted	Weighted
	Options	Average	Average
	Outstanding	Exercise	Grant Date Fair
		Price	Value
Beginning of the period	2,026,564	$9.19	$10.61
Granted	1,333,056	$1.26	$0.88
Exercised	-	-	-
Forfeited	(114,407)	$6.63	$6.06
Expired	-	$-	$-
End of the period	3,245,213	$6.03	$5.42

Options exercisable	2,312,149	$7.80	$7.15

Stock option transactions to the employees, directors and consultants are summarized as follows for the year ended December 31, 2014:

		Weighted	Weighted
		Average	Average
	Options	Exercise	Grant Date Fair
	Outstanding	Price	Value

Beginning of the year	1,564,257	$11.16	$10.61
Granted	579,429	$2.55	$1.79
Exercised	-	-	-
Forfeited	(117,122)	$-	$-
Expired	-	$-	$-
End of the year	2,026,564	$9.19	$10.61

Options exercisable	1,564,257	$11.16	$10.61

The above tables include options issued and outstanding as of June 30, 2015, as follows:

i)	A total of 255,202 non-qualified 10 year options have been issued, and are outstanding, to advisory board members at exercise prices of $4.50 to $14.40 per share.

ii)

A total of 2,731,900 non-qualified 5-10 year options have been issued, and are outstanding, to our directors, officers, and employees at exercise prices of $1.12 to $23.85 per share. From this total, 1,198,526 options are outstanding to the Chief Executive Officer who is also a director, with remaining contractual lives of 0.4 years to 9.8 years. All other options issued to directors, officers, and employees have a remaining contractual life ranging from 1.1 years to 10.0 years.

iii)	A total of 258,111 non-qualified 5-10 year options have been issued, and are outstanding, to our consultants at exercise prices of 1.26 to $15.30 per share.

The following table provides certain information with respect to the above-referenced stock options that are outstanding and exercisable at June 30, 2015:

	Stock Options Outstanding			Stock Options Vested
	Weighted			Weighted
	Average			Average
	Remaining		Weighted	Remaining		Weighted
	Contractual	Number	Average	Contractual	Number	Average
	Life	of	Exercise	Life	of	Exercise
	- Years	Awards	Price	- Years	Awards	Price
Exercise Prices
$1.12 - $5.00	7.81	1,978,700	$1.86	7.59	1,045,636	$2.07
$5.01 - $12.90	3.55	668,177	$7.59	3.55	668,177	$7.59
$13.50-$18.90	0.81	358,336	$14.17	0.81	358,336	$14.17
$19.20-$23.85	0.63	240,000	$23.85	0.63	240,000	$23.85
Total	5.63	3,245,213	$6.03	4.65	2,312,149	$7.80

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

The aggregate intrinsic value of stock options outstanding at June 30, 2015 and December 31, 2014, was $0. Intrinsic value is calculated based on the difference between the exercise price of the underlying awards and the quoted price of our common stock as of the reporting date ($1.12 and $1.55 per share as of the close on June 30, 2015 and December 31, 2014, respectively).

We use the historical volatility of our stock price over the number of years that matches the expected life of our stock option grants or we use the historical volatility of our stock price since January 5, 2006, the date we announced that we were becoming a public company, to estimate the future volatility of our stock. At this time we do not believe that there is a better objective method to predict the future volatility of our stock for options with an expected term that is greater than our stock trading history. Prior to January 1, 2015, we estimated the life of our option awards based on the full contractual term of the option grant. To date we have had very few exercises of our option grants, and those stock option exercises had occurred just before the contractual expiration dates of the option awards. Since the strike price of most of our outstanding awards is greater than the price of our stock, generally awards have expired at the end of the contractual term. For options granted after January 1, 2015, we have applied the simplified method to estimate the expected term of our option grants as it is more likely that these options may be exercised prior to the end of the term. We estimate the effect of future forfeitures of our option grants based on an analysis of historical forfeitures of unvested grants, as we have no better objective basis for that estimate. The expense that we have recognized related to our grants includes the estimate for future pre-vest forfeitures. We will adjust the actual expense recognized due to future pre-vest forfeitures as they occur. We have estimated that 1.5% of our option grants will be forfeited prior to vesting.

Assumptions used in the Black Scholes option-pricing model for the six months ended June 30, 2015 and the year ended December 31, 2014, were as follows:

	Six Months
	ended	Year ended
	June 30,	December 31,
	2015	2014

Average risk-free interest rate	1.46%	1.68%
Average expected life- years	5.5	5.0
Expected volatility	86.78%	90.44%
Expected dividends	0	0

Stock-based compensation expense includes the expense related to (1) Grants of stock options, (2) grants of restricted stock, (3) Stock issued as consideration for some of the services provided by our directors and strategic advisory council members, and (4) stock issued in lieu of cash to pay bonuses to our employees and contractors. Grants of stock options and restricted stock are awarded to our employees, directors, consultants, and board members and we recognize the fair market value of these awards ratably as they are earned. The expense related to payments in stock for services is recognized as the services are provided.

Stock-based compensation expense is recorded under the financial statement captions cost of services provided, general and administrative expenses and research and development expenses in the accompanying condensed consolidated statements of operations. For the three months ended June 30, 2015 and 2014, we recognized stock-based compensation of approximately $0.7 million and $0.1 million, respectively. For the six months ended June 30, 2015 and 2014, we recognized stock-based compensation of approximately $0.8 million and $0.1 million, respectively. Related income tax benefits were not recognized, as we incurred a tax loss for both years.

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

BUSINESS SEGMENT RESULTS – THREE MONTHS ENDED JUNE 30, 2015 AND 2014

					Corporate and
	Consulting		Technology		Eliminations		Total
	2015	2014	2015	2014	2015	2014	2015	2014
Revenue	298,162	349,131	0	0	0	0	298,162	349,131
Segment Profit – Pre Tax	(228,641)	2,131	(394,715)	(624,448)	(858,265)	(1,032,791)	(1,481,621)	(1,655,108)
Total Assets	247,144	408,231	883,775	764,714	2,900,566	1,899,181	4,031,485	3,072,126
Property Additions	0	0	0	0	0	0	0	0
Interest Expense	0	0	0	0	0	0	0	0
Depreciation	0	0	0	0	0	0	0	0

BUSINESS SEGMENT RESULTS – SIX MONTHS ENDED JUNE 30, 2015 AND 2014

					Corporate and
	Consulting		Technology		Eliminations		Total
	2015	2014	2015	2014	2015	2014	2015	2014

Revenue	422,057	603,238	0	0	0	0	422,057	603,238
Segment Profit – Pre Tax	(289,559)	83,040	(607,545)	(1,056,535)	(1,663,489)	(2,115,535)	(2,560,593)	(3,089,030)
Total Assets	247,144	408,231	883,775	764,714	2,900,566	1,899,181	4,031,485	3,072,126
Property Additions	0	0	0	0	0	0	0	0
Interest Expense	0	0	0	0	0	0	0	0
Depreciation	0	0	0	0	0	0	0	0

Note 9. Subsequent Events

The Company has implemented the most recent FASB accounting pronouncement for reporting subsequent events. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the consolidated financial statements are issued. The Company evaluated all events or transactions that occurred after June 30, 2015, up through the date these consolidated financial statements were issued and no subsequent events other than those listed below, occurred that required additional disclosure in the accompanying consolidated financial statements.

On July 8, 2015, we announced the signing of an Umbrella Services Agreement with the Institute for Energy Technology (IFE) of Norway for irradiation testing of Lightbridge advanced metallic nuclear fuel samples under prototypic commercial reactor operating conditions in IFE's Halden research reactor, southeast of Oslo. The project's pre-irradiation scope includes irradiation-rig mechanical design, detailed neutronic and thermal-hydraulic calculations, and safety analyses with necessary regulatory approvals. The initial phase of irradiation testing is expected to begin in 2017 and continue for about three years to reach the burnup necessary for insertion of lead test assemblies (LTAs) in a commercial power reactor. The final phase of irradiation testing necessary for batch reloads and full cores operating with a 10% power uprate and a 24-month cycle is expected to take an additional two years and be completed while LTAs have begun operating in the core of a commercial power reactor. The IFE umbrella services agreement is valid for 10 years.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this report contains forward-looking statements within meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other statements of historical fact are statements that could be deemed forward-looking statements. use words such as “believe”, “expect”, “anticipate”, “project”, “target”, “plan”, “optimistic”, “intend”, “aim”, “will”, or similar expressions which are intended to identify forward-looking statements. statements include, among others, (1) those concerning market and business segment growth, demand and acceptance of our nuclear energy consulting services and nuclear fuel technology business, (2) any projections of sales, earnings, revenue, margins or other financial items, (3) statements of the plans, strategies and objectives of management for future operations, (4) statements regarding future economic conditions or performance, (5) uncertainties related conducting business in foreign countries, as well as (6) all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, as well assumptions that if they were to ever materialize or prove incorrect, could cause the results of Company to differ materially from those expressed or implied by such forward-looking statements Such risks and uncertainties, among others, include:

•	our ability to commercialize our nuclear fuel technology,
•	our ability to attract new customers, our ability to employ and retain qualified employees and consultants that have experience in the Nuclear Industry,
•	competition and competitive factors in the markets in which we compete,
•	public perception of nuclear energy generally,
•	general economic and business conditions in the local economies in which we regularly conduct business, which can affect demand for the Company’s services,
•	changes in laws, rules and regulations governing our business,
•	development and utilization of our intellectual property,
•	potential and contingent liabilities,
•	other factors described elsewhere in this report and our other reports filed with the SEC.

Most of these factors are beyond our ability to predict or control. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. Forward-looking statements speak only as of the date on which they are made. The Company assumes no obligation and does not intend to update these forward-looking statements, except as required by law.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is intended to help the reader understand Lightbridge Corporation, our financial condition and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes thereto contained in “Part I, Item 1. Financial Statements” of this report. This overview summarizes the MD&A, which includes the following sections:

•	Overview of Our Business — a general overview of our two business segments, the material opportunities and challenges of our business;
•	Critical Accounting Policies and Estimates — a discussion of accounting policies that require critical judgments and estimates;
•	Operations Review — an analysis of our consolidated results of operations for the two years presented in our condensed consolidated financial statements. Except to the extent that differences among our operating segments are material to an understanding of our business as a whole, we present the discussion in the MD&A on a consolidated basis; and
•	Liquidity, Capital Resources and Financial Position — an analysis of our cash flows; an overview of our financial position.

As discussed in more detail under “Forward-Looking Statements” above, the following discussion contains forward-looking statements that involve risks, uncertainties, and assumptions such as statements of our plans, objectives, expectations, and intentions. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events.

OVERVIEW OF OUR BUSINESS

We are a leading nuclear fuel technology company, and participate in the nuclear power industry in the US and internationally. Our business operations can be categorized into two segments: (i) our technology segment, which is a developer of next generation nuclear fuel technology, and (ii) our consulting segment, which provides nuclear power consulting and strategic advisory services to commercial and governmental entities worldwide, both in nuclear power generation and nuclear regulation.

Technology Business Segment

Our primary business segment, based on future revenue potential, is the development of innovative, proprietary nuclear fuel designs which we expect will significantly enhance the nuclear power industry’s economics and increase power output. We are currently focusing our development efforts primarily on the metallic fuel with a power uprate of up to 10% and a 24-month operating cycle in existing Westinghouse-type four-loop pressurized water reactors.

On July 8, 2015, we entered into a binding services agreement with the Institute for Energy Technology (IFE) of Norway for irradiation testing of our advanced metallic nuclear fuel samples under prototypic commercial reactor operating conditions in IFE’s Halden research reactor, southeast of Oslo. The irradiation tests are intended to generate data needed to support licensing of our fuel by the U.S. Nuclear Regulatory Commission and ultimate deployment by nuclear utilities in commercial reactors around the world. IFE is in the process of applying to the Norwegian authorities for regulatory approval to conduct the experiments for Lightbridge. The agreement represents a significant step toward on-schedule, lead test assembly demonstration of our advanced metallic nuclear fuel in a commercial power reactor in approximately 2021.

On May 18, 2015 the NRC made public on its website a letter from four nuclear utilities formally expressing interest in Lightbridge fuel in order to assist the NRC in preparing to review the fuel design for regulatory licensing purposes, citing opportunities for this fuel product to "significantly improve safety and fuel cycle economics" of nuclear power plants. The NRC relies on communications from U.S. utilities to adjust Commission staffing levels and budgets in anticipation of regulatory review of licensing applications. These four utilities continue to advise Lightbridge on our nuclear fuel program, recently expanding their support to include expert technical advice in the area of NRC regulatory licensing activities. We expect to restart our discussions with the NRC later this year in preparation for regulatory licensing approval of lead test assembly operation with our metallic fuel in commercial reactors in the United States in the 2020-2021 timeframe.

On October 20, 2014, we announced an Initial Cooperation Agreement with Canadian Nuclear Laboratories (CNL) to produce our nuclear fuel samples. We are currently finalizing a comprehensive nuclear services agreement (CNSA) with CNL for manufacture of the fuel samples that we expect to sign soon. The first major deliverable under the CNSA will be a fuel sample fabrication plan that we expect will be completed later this year, with actual manufacturing of nuclear fuel samples expected to be completed in late 2016.

In addition to the above major fuel development and commercialization efforts, we have been meeting with large companies that fabricate nuclear fuel for the global market. We have planned to have a teaming agreement in place with one of these companies in 2017-2018 but current progress may lead to such an arrangement sooner than that.

Consulting Business Segment

Our consulting business segment consists of assisting commercial and governmental entities with developing and expanding their nuclear industry capabilities and infrastructure. We provide integrated strategic advice across a range of expertise areas including, for example, regulatory development, nuclear reactor site selection, procurement and deployment, reactor and fuel technology, international relations and regulatory affairs. Our consulting services are expert and relationship-based, with particular emphasis on key decision makers in senior positions within governments or companies, as well as focus on overall management of nuclear energy programs. To date, substantially all of our revenues have been derived from our consulting business segment, which primarily provides nuclear consulting services to entities within the United Arab Emirates, our first significant consulting and strategic advisory client. The future revenue to be earned and recognized will depend upon agreed upon work plans, which can differ from the revenue amounts initially planned to be earned under these agreements. While the Company continues to provide consulting services pursuant to existing agreements, the Company has not entered into any additional material agreements in 2015, and the revenues from the consulting business segment have declined when compared to prior years.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make a variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. For a discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our financial statements, please see “Critical Accounting Policies and Estimates” under Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed on March 25, 2015, incorporated herein by reference. There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2015.

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

Recent Accounting Standards and Pronouncements

Refer to Note 1 of the Notes to our condensed consolidated Financial Statements for a discussion of recent accounting standards and pronouncements.

OPERATIONS REVIEW

Business Segments and Periods Presented

We have provided a discussion of our results of operations on a consolidated basis and have also provided certain detailed segment information for each of our business segments below for the three months and six months ended June 30, 2015 and 2014, in order to provide a meaningful discussion of our business segments. We have organized our operations into two principal segments: Consulting and Technology Business segments. We present our segment information along the same lines that our chief executives review our operating results in assessing performance and allocating resources. Refer to Note 8 of the Notes to our Condensed Consolidated Financial Statements for the presentation of our business segments financials for the above mentioned reporting periods.

Technology Business

Over the next 12 to 15 months, we expect to incur approximately $3 million in research and development expenses related to the development of our proprietary nuclear fuel designs. We spent approximately $0.4 million and $0.6 million for research and development during the three months ended June 30, 2015 and 2014, respectively. We spent approximately $0.6 million and $1.1 million for research and development during the six months ended June 30, 2015 and 2014, respectively.

Over the next 2-3 years, we expect that our research and development activities will increase and will be primarily focused on testing and demonstration of our metallic fuel technology for Western-type water-cooled reactors. The main objective of this research and development phase is to prepare for full-scale demonstration of our fuel technology in an operating commercial power reactor.

Consulting Services Business

At the present time, all of our revenue for the three months and six months ended June 30, 2015 and 2014 is from our consulting services business segment and is derived by offering services to governments outside of the US planning to create or expand electricity generation capabilities using nuclear power plants. The fee type and structure that we offer for each client engagement is dependent on a number of variables, including the complexity of the services, the level of the opportunity for us to improve the client’s electricity generation capabilities using nuclear power plants, and other factors.

Consolidated Results of Operations – Three Months Ended June 30, 2015 and 2014

The following table presents our historical operating results as a percentage of revenues for the three month periods ended June 30, 2015 and June 30, 2014:

			(Decrease)	(Decrease)
	2015	2014	Change $	Change %

Consulting Revenues	$298,162	$349,131	$(50,969)%	-15%

Cost of services
Consulting expenses	$275,662	$230,974	$44,688%	19%
% of total revenues	92%	66%
Gross profit	$22,500	$118,157	$(95,657)%	-81%
% of total revenues	8%	34%

Operating Expenses
General and	$1,108,8077	$1,149,420	$(40,613)%	-4%
% of total revenues	372%	329%
Research and
development expenses	$394,715	$624,448	$(229,733)%	-37%
% of total revenues	132%	179%
Total Operating Loss	$(1,481,022)	$(1,655,711)	$(174,689)%	-11%
% of total revenues	-497%	-474%
Other Income and	(599)	603	1,202%	-199%
% of total revenues	0%	0%
Net loss	$(1,481,621)	$(1,655,108)	$(173,487)%	-10%
% of total revenues	-497%	-474%

Revenue

The following table presents our revenues, by business segment, for the three months presented (rounded in millions):

	Three Months Ended
	June 30,

	2015	2014
Consulting Segment Revenues:
ENEC and FANR (UAE)	$0.2	$0.2
Other (other countries)	0.1	0.1

Total	0.3	0.3
Technology Segment Revenues	0.0	0.0

Total Revenues	$0.3	$0.3

The decrease in our revenues in 2015 from 2014 resulted from the net decrease in the work performed for our FANR and ENEC projects. Our consulting projects with ENEC and FANR are being performed pursuant to ongoing requests to work on specific projects on a time and expense basis as needed. The FANR contract was extended to December 31, 2016. The ENEC contract has been extended through 2015. The future revenue to be earned and recognized under both the ENEC and FANR agreements will depend upon agreed upon work plans that are under current discussion, which can differ from the revenue amounts initially planned to be earned under these agreements.

The market for nuclear industry consulting services is competitive, fragmented, and subject to rapid change. We believe that our independence, experience, expertise, reputation and segment focus enable us to compete effectively in this marketplace.

See Note 1 and Note 3 of the Notes to our Condensed Consolidated Financial Statements included in Part I Item 1 of this Quarterly Report on Form 10-Q for additional information about our revenue.

Costs and Expenses

The following table presents our cost of services provided, by business segment, for the years presented (rounded in millions):

	Three Months Ended
	June 30,
	2015	2014

Consulting	$0.3	$0.2
Technology	0.0	0.0

Total	$0.3	$0.2

Cost of Services Provided

The increase in cost of services provided is due to the increase in stock-based compensation issued to our employees working on our consulting projects of approximately $0.2 million. This increase was offset by a decrease in revenue resulting in a decrease in our cost of services provided. Cost of services provided is comprised of expenses related to the consulting, professional, administrative, and other support costs and stock-based compensation allocated to our technology and consulting projects, which were incurred to perform and support the work done for our consulting projects with ENEC, FANR and our other contracts. The billing rates to us from our consultants who provide services under our consulting contracts predominantly remained the same in 2015 and 2014. If consulting revenues increase in future periods, we expect cost of services provided will increase in dollar amount and may increase as a percentage of revenues due to increased pricing competition for consulting contracts.

Total reported gross profit margin for the three months ended June 30, 2015 was 8% compared to 34% for the three months ended June 30, 2014. The primary reason for the decrease is due to the allocation of $0.2 million of stock-based compensation to the consulting business segment cost of services provided for the three months ended June 30, 2015. See Note 1 and Note 3 of the Notes to our Condensed Consolidated Financial Statements included in Part I Item 1 of this Quarterly Report on Form 10-Q for additional information about our cost of services provided.

See Note 7 of the Notes to our Condensed Consolidated Financial Statements included in Part I Item 1 of this Quarterly Report on Form 10-Q for additional information about our stock-based compensation.

Research and Development

The following table presents our research and development expenses, (in millions):

	Three Months Ended
	June 30,
	2015	2014

Research and development expenses	$0.4	$0.6

Research and development expenses consist mostly of compensation and related costs for personnel responsible for the research and development of our fuel. The decrease of $0.2 million in 2015 was primarily due to a decrease in research and development labor costs of approximately $0.3 million and decrease in rent expense of $0.1 million. This decrease was offset by an increase in stock-based compensation costs of $0.2 million. Total stock-based compensation, included in research and development expenses, was $0.2 million and $0.0 million for the three months ended June 30, 2015 and June 30, 2014, respectively. Total research and development expenses, without including stock-based compensation expense, was approximately $0.2 million and $0.6 million for the three months ended June 30, 2015 and June 30, 2014, respectively.

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

See Note 6 of the Notes to our Condensed Consolidated Financial Statements included in Part I Item 1 of this Quarterly Report Form on 10-Q for additional information about our research and development costs.

General and Administrative Expenses

The following table presents our general and administrative expenses, (in millions):

	Three Months Ended
	June 30,
	2015	2014

General and administrative expenses	$1.1	$1.1

General and administrative expenses consist mostly of compensation and related costs for personnel and facilities, stock-based compensation, finance, human resources, information technology, and fees for consulting and other professional services. Professional services are principally comprised of outside legal, audit, strategic advisory services and outsourcing services.

The general and administrative expenses remained the same. There was an increase in stock-based compensation of $0.2 million. This increase was offset by a decrease in payroll expenses and payroll related benefits of $0.1 million, which was due to a decrease in employees due to staff reductions and a decrease in consulting and professional fees of $0.1 million. Total stock-based compensation, included in general and administrative expenses, was $0.3 million and $0.1 million for the three months ended June 30, 2015 and June 30, 2014, respectively. Total general and administrative expenses, without including stock-based compensation expense, was $0.8 million and $1.0 million for the three months ended June 30, 2015 and June 30, 2014, respectively, a decrease of $0.2 million.

See Note 7 of the Notes to our Condensed Consolidated Financial Statements included in Part 1 Item 1 of this Quarterly Report on Form 10-Q for information regarding our stock-based compensation.

Interest Income and Other Income (Expenses), Net

Interest income and other income and expenses, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, was substantially the same.

Provision for Income Taxes

The following table presents our provision for income taxes. Our effective tax rate for the periods presented is 40%.

	Three Months Ended
	June 30,
	2015	2014

Provision for income taxes	$0.0	$0.0

We incurred a net loss for both 2015 and 2014, and took a 100% valuation allowance against all deferred tax assets. Therefore we did not have a provision for taxes for both the three months ended June 30, 2015 and 2014.

Consolidated Results of Operations – Six Months Ended June 30, 2015 and 2014

The following table presents our historical operating results as a percentage of revenues for the six month periods ended June 30, 2015 and June 30, 2014:

			(Decrease)	(Decrease)
	2015	2014	Change $	Change %

Consulting Revenues	$422,057	$603,238	$(181,181)%	-30%

Cost of services
Consulting expenses	$333,054	355,986	$(22,932)%	-6%
% of total revenues	43%	59%
Gross profit	$89,003	$247,252	$(158,249)%	-64%
% of total revenues	21%	41%

Operating Expenses
General and administrative	$2,039,100	$2,280,839	$(241,739)%	-11%
% of total revenues	483%	378%
Research and
development expenses	$607,545	$1,056,434	$(448,889)%	-42%
% of total revenues	144%	175%
Total Operating Loss	$(2,557,642)	$(3,090,021)	$(532,379)%	-17%
% of total revenues	-606%	-512%
Other Income and	(2,951)	991	3,942%	-398%
% of total revenues	-1%	0%
Net loss	$(2,560,593)	$(3,089,030)	$(528,437)%	-17%
% of total revenues	-607%	-512%

Revenue

The following table presents our revenues, by business segment, for the three months presented (rounded in millions):

	Six Months Ended
	June 30,

	2015	2014
Consulting Segment Revenues:
ENEC and FANR (UAE)	$0.2	$0.5
Other (other countries)	0.2	0.1

Total	0.4	0.6
Technology Segment Revenues	0.0	0.0

Total Revenues	$0.4	$0.6

The decrease in our revenues in 2015 from 2014 of $0.2 million resulted from the net decrease in the work performed for our FANR and ENEC projects of approximately $0.3 million. This decrease was partially offset by an increase in our consulting revenues from other customer of approximately $0.1 million. Our consulting projects with ENEC and FANR are being performed pursuant to ongoing requests to work on specific projects on a time and expense basis as needed. The FANR contract was extended to December 31, 2016. The ENEC contract has been extended through 2015. The future revenue to be earned and recognized under both the ENEC and FANR agreements will depend upon agreed upon work plans that are under current discussion, which can differ from the revenue amounts initially planned to be earned under these agreements.

The market for nuclear industry consulting services is competitive, fragmented, and subject to rapid change. We believe that our independence, experience, expertise, reputation and segment focus enable us to compete effectively in this marketplace.

See Note 1 and Note 3 of the Notes to our Condensed Consolidated Financial Statements included in Part I Item 1 of this Quarterly Report on Form 10-Q for additional information about our revenue.

Costs and Expenses

The following table presents our cost of services provided, by business segment, for the years presented (rounded in millions):

	Six Months Ended
	June 30,
	2015	2014

Consulting	$0.3	$0.4
Technology	0.0	0.0

Total	$0.3	$0.4

Cost of Services Provided

The decrease in cost of services provided is due to the decrease in revenue, partially offset by an increase in the allocation of stock-based compensation. Cost of services provided is comprised of expenses related to the consulting, professional, administrative, and other support costs and stock-based compensation allocated to our technology and consulting projects, which were incurred to perform and support the work done for our consulting projects with ENEC, FANR and our other contracts. The billing rates to us from our consultants who provide services under our consulting contracts predominantly remained the same in 2015 and 2014. If consulting revenues increase in future periods, we expect cost of services provided will increase in dollar amount and may increase as a percentage of revenues due to increased pricing competition for consulting contracts.

Total reported costs of services provided were $0.3 million, which includes stock-based compensation of $0.2 million. Total reported gross profit margin for the six months ended June 30, 2015 was 21% compared to 41% for the six months ended June 30, 2014. The primary reason for the decrease is due to the allocation of $0.2 million of stock-based compensation to the consulting business segment cost of services provided for the six months ended June 30, 2015.

See Note 1 and Note 3 of the Notes to our Condensed Consolidated Financial Statements included in Part I Item 1 of this Quarterly Report on Form 10-Q for additional information about our cost of services provided.

See Note 7 of the Notes to our Condensed Consolidated Financial Statements included in Part I Item 1 of this Quarterly Report on Form 10-Q for additional information about our stock-based compensation.

Research and Development

The following table presents our research and development expenses, (in millions):

	Six Months Ended
	June 30,
	2015	2014

Research and development expenses	$0.6	$1.1

Research and development expenses consist mostly of compensation and related costs for personnel responsible for the research and development of our fuel. The decrease of $0.5 million in 2015 was due to a decrease in research and development labor costs of $0.5 million, a decrease in office rent of $0.1 million and a decrease in other research and development expenses of $0.1 million. This decrease was offset by an increase in stock-based compensation of $0.2 million. Total stock-based compensation, included in research and development expenses, was $0.2 million and $0.0 million for the six months ended June 30, 2015 and June 30, 2014, respectively. Total research and development expenses, without including stock-based compensation expense, was approximately $0.4 million and $1.1 million for the six months ended June 30, 2015 and June 30, 2014, respectively.

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

See Note 6 of the Notes to our Condensed Consolidated Financial Statements included in Part I Item 1 of this Quarterly Report Form on 10-Q for additional information about our research and development costs.

General and Administrative Expenses

The following table presents our general and administrative expenses, (in millions):

	Six Months Ended
	June 30,
	2015	2014
General and administrative expenses	$2.0	$2.3

General and administrative expenses consist mostly of compensation and related costs for personnel and facilities, stock-based compensation, finance, human resources, information technology, and fees for consulting and other professional services. Professional services are principally comprised of outside legal, audit, strategic advisory services and outsourcing services.

The general and administrative expenses decrease of $0.3 million was due to a decrease in payroll expenses and payroll related benefits of $0.3 million, which was due to a decrease in employees due to staff reductions; a decrease in consulting and professional fees of $0.2 million and a decrease in travel expenses of 0.1 million. This decrease was offset by an increase in stock-based compensation of $0.3 million. Total stock-based compensation, included in general and administrative expenses, was $0.4 million and $0.1 million for the six months ended June 30, 2015 and June 30, 2014, respectively. Total general and administrative expenses, without including stock-based compensation expense, was approximately $1.6 million and $2.2 million for the six months ended June 30, 2015 and June 30, 2014, respectively, a decrease of $0.6 million.

See Note 7 of the Notes to our Condensed Consolidated Financial Statements included in Part 1 Item 1 of this Quarterly Report on Form 10-Q for information regarding our stock-based compensation.

Interest Income and Other Income (Expenses), Net

Interest income and other income and expenses, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, was substantially the same.

Provision for Income Taxes

The following table presents our provision for income taxes. Our effective tax rate for the periods presented is 40%.

	Six Months Ended
	June 30,
	2015	2014

Provision for income taxes	$0.0	$0.0

We incurred a net loss for both 2015 and 2014, and took a 100% valuation allowance against all deferred tax assets. Therefore we did not have a provision for taxes for both the six months ended June 30, 2015 and 2014.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

As of June 30, 2015, we had total cash and cash equivalents and restricted cash of approximately $2.4 million. Our working capital at June 30, 2015, was approximately $2.7 million. Our monthly cash flow shortfall, based on our current operations, is averaging approximately $300,000 per month. Based on our June 30, 2015 working capital amount and our current projected monthly operating cash flow shortfall, our current working capital is not sufficient to fund our operations for the next 12 months. We are working to reduce our monthly cash flow shortfall and are also seeking new sources of financing. We may delay incurring some operating expenses, which will reduce our cash flow shortfall for the next 12 months, if needed. We have also put in place an ATM equity financing line and we expect a potential equity financing commitment to be made available to us in 2015 to fund our future research and development expenses and overhead expenses. Based on the ATM equity financing line and future potential equity financing, we expect to have sufficient working capital for the next 12 months of operations. The following table provides detailed information about our net cash flow for the six month financial statement periods presented in this Report.

Cash Flow (in millions)

	Six Months Ended
	June 30,
	2015	2014
Net cash used in operating activities	$(1.8)	$(2.6)
Net cash used in investing activities	$(0.0)	$(0.1)
Net cash used in financing activities	$(0.0)	$(0.0)
Net cash outflow	$(1.8)	$(2.7)

The primary potential sources of cash available to us are equity investments and new consulting contracts. We have no debt or bank credit lines and we have financed our operations to date through our consulting revenue and the sale of our common stock.

Operating Activities

The decrease in our cash used in operating activities in 2015 was primarily due to the decrease in our operating expenses in 2015, as explained above in the consolidated results of operations for the six months ended June 30, 2015 and 2014 and the change in working capital items as explained below.

Cash used in operating activities in the six months ended June 30, 2015, consisted of net loss adjusted for non-cash expense items such as stock-based compensation, as well as the effect of changes in working capital. Cash used in operating activities for the six months ended June 30, 2015, consisted of a net loss of $2.6 million and net adjustments for non-cash expense items totaling $0.8 million, consisting of stock-based compensation of $0.8 million. Total cash provided by (used in) working capital was not significant.

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

Investing Activities

Net cash used by our investing activities for the six months ended June 30, 2015, as compared to net cash used by our investing activities in 2014 are substantially the same. Patent applications costs are also part of our investing activities. These applications are filed for the new developments resulting from our research and development activities in our technology business segment. We anticipate these patent costs to increase in the future periods due to the continuing research and development work we plan to perform on our all-metal fuel design.

Financing Activities

Net cash used by our financing activities for the six months ended June 30, 2015, as compared to net cash used by our financing activities for the six months ended June 30, 2014 are substantially the same. We incurred approximately $42,000 in stock offering costs by putting in place our ATM financing.

On June 11, 2015, we entered into an ATM issuance sales agreement with MLV & Co. LLC, pursuant to which the Company may issue and sell shares of its common stock from time to time through MLV as the Company’s sales agent, up to a maximum amount of approximately $0.5 million. Sales of the Company’s common stock through MLV, if any, will be made by any method that is deemed to be an “at-the-market” equity offering as defined in Rule 415 promulgated under the Securities Act, including sales made directly on The NASDAQ Stock Market, on any other existing trading market for the common stock or to or through a market maker. MLV may also sell the common stock in privately negotiated transactions, subject to the Company’s prior approval. There have been no stock sales through the ATM as of June 30, 2015 and through the date of issuance of the accompanying Condensed Consolidated Financial Statements.

Short-Term and Long-Term Liquidity Sources

We will seek new financing or additional sources of capital, depending on the capital market conditions, over the next 12 months. There can be no assurance that some of these additional sources of capital will be made available to us. The primary potential sources of cash available to us are as follows:

1.	Equity investment from investors by selling shares of our common stock through the ATM and other equity offerings;

2.

Strategic investment through alliances with major fuel vendors, fuel fabricators and/or other strategic parties during the next three years, to support the remaining research and development activities required to further enhance and complete the development of our fuel products to a commercial stage; and

3.	New consulting contracts.

In support of our long-term business plan with respect to our fuel technology business, we endeavor to create strategic alliances with major fuel vendors, fuel fabricators and/or other strategic parties during the next two years, to support the remaining research and development activities required to further enhance and complete the development of our fuel products to a commercial stage. We may be unable to form such strategic alliances on terms acceptable to us or at all.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report on Form 10-Q. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management (including our Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure and that our disclosure controls and procedures are effective to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. For a description of legal proceedings involving the Company, see the information set forth under “Litigation” in Note 5, “Commitments and Contingencies,” of the Notes to our Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part II, Item 1A of the Company’s Form 10-Q for the quarter ended March 31, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	At-the-Market Issuance Sales Agreement, dated June 11, 2015, by and between Lightbridge Corporation and MLV & Co. LLC (incorporated by reference to Exhibit 1.2 to the Company’s registration statement on Form S-3 filed on June 11, 2015, File No. 333-204889).
31.1	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Accounting Officer
32*	Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Furnished herewith.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereto duly authorized individuals.

Date: August 19, 2015

LIGHTBRIDGE CORPORATION

By:	/s/ Seth Grae
Name: Seth Grae
Title: President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Linda Zwobota
Name: Linda Zwobota
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	At-the-Market Issuance Sales Agreement, dated June 11, 2015, by and between Lightbridge Corporation and MLV & Co. LLC (incorporated by reference to Exhibit 1.2 to the Company’s registration statement on Form S-3 filed on June 11, 2015, File No. 333-204889).
31.1	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Accounting Officer
32*	Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Furnished herewith.