Form 10-K/A
period 2014-12-31
LIGHTBRIDGE Corp
filed 2015-11-23
CIK 1084554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

At October 31, 2015 there were 18,623,387 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

In this Annual Report on Form 10-K/A (Amendment No. 2) for the fiscal year ended December 31, 2014 (“Annual Report”), as originally filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2015 (the “Original Report”), Lightbridge Corporation (“Lightbridge,” the “Company,” “we” or “us”) is restating its previously issued and audited consolidated financial statements and the related disclosures for the years ended December 31, 2014 and December 31, 2013 and all quarterly periods included therein (collectively, the “Restated Periods”). As discussed in further detail below and in Note 2 to the accompanying consolidated financial statements, the restatement is the result of a misapplication in the guidance on accounting for warrants. We assessed the impact of this misapplication on our prior interim and annual financial statements and concluded that the combined impact was material to these financial statements. Consequently, we have restated the prior period financial statements identified above. Concurrently with the filing of this Form 10-K/A, the Company is also filing Amendment No. 1 on Form 10-Q/A to each of the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2015 and June 30, 2015, as originally filed with the SEC on May 7, 2015 and August 19, 2015, respectively. All amounts in this Annual Report affected by the restatement adjustments reflect such amounts as restated.

Background of Restatement

On September 4, 2015, management sent a letter to the Office of the Chief Accountant of the SEC concerning the appropriate accounting treatment for its outstanding warrants. After discussions with the SEC staff, management determined that the warrants should have been initially classified as derivative liabilities. On November 4, 2015, the Audit Committee of the Company’s Board of Directors (the “Audit Committee”), in connection with the internal review initiated by Company management, concluded that, because of a misapplication of the accounting guidance related to the Company’s warrants, the Company’s previously issued consolidated financial statements for all periods beginning with the quarterly period ended September 30, 2010 through December 31, 2014 (collectively, the “Affected Periods”) should no longer be relied upon. As such, the Company is restating in this Annual Report its financial statements for the following periods: (i) the years ended December 31, 2014 and December 31, 2013, and (ii) all quarterly periods of 2014 and 2013. These restatements result in non-cash, non-operating financial statement corrections and will have no impact on the Company’s current or previously reported cash position, operating expenses or total operating, investing or financing cash flows, or net operating loss carryforward. The Company’s December 31, 2012 opening balances were adjusted to reflect the cumulative impact of these restatements as a decrease in additional paid-in capital of approximately $4.9 million and a decrease in accumulated deficit of approximately $4.4 million, for a total decrease to stockholders’ equity of approximately $0.5 million.

The warrants at issue (collectively, the “Warrants”) consist of the following warrants outstanding as of December 31, 2014 and December 31, 2013:

	December 31,
	2014	2013
Issued to Investors on July 28, 2010, entitling the holders to purchase 1,034,996 common shares in the Company at an exercise price of $9.00 per common share up to and including July 27, 2017	1,034,996	1,034,996

Issued to Investors on October 25, 2013, entitling the holders to purchase 1,250,000 common shares in the Company at an exercise price of $2.30 per common share up to and including April 24, 2021	1,117,178	1,250,000

Issued to Investors on November 17, 2014, entitling the holders to purchase 2,734,590 common shares in the Company at an exercise
price of $2.31 per common share up to and including May 16, 2022	2,734,590	0

Total	4,886,764	2,284,996

The Warrants were classified as equity on the Company’s balance sheets, and the corresponding consolidated statements of operations did not include the non-cash changes in the estimated fair value of such Warrants. The Warrants, however, contain a cash settlement feature regarding fundamental transactions that allow the warrant holders to have a different settlement option than the Company’s stockholders upon certain fundamental transactions, including certain changes of control of the Company, thereby precluding equity treatment for the Warrants.

Based on Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), warrant instruments that could potentially require net cash settlement in the absence of express language precluding such settlement should be initially classified as derivative liabilities at their estimated fair values, regardless of the likelihood that such instruments will ever be settled in cash. In periods subsequent to issuance, changes in the estimated fair value of the derivative instruments should be reported in the statement of operations. The Audit Committee, together with management, determined that the financial statements in the Restated Periods should be restated to reflect the Warrants as liabilities, with subsequent changes in their estimated fair value recorded as non-cash income or expense in each Affected Period.

The cumulative effect of these adjustments on our financial statements is a 7.7% decrease in the accumulated deficit in the amount of approximately $5.8 million as of December 31, 2014. The restatement had no impact on net cash flows from operating, investing or financing activities as the adjustments resulting from the non-cash change in the fair value of the warrant liability for each period and the statements of operations only impacted net loss from operations. An explanation of the impact on our financial statements is contained in Note 2 to the consolidated financial statements contained in Part II, Item 8: Financial Statements.

Items Amended in this Annual Report on Form 10-K/A

For the convenience of the reader, this Form 10-K/A sets forth the Original Report in its entirety (other than Part III, which is not being amended hereby); however, this Form 10-K/A amends and restates only the following items of the Original Report (other than internal cross-references and the like, which are updated throughout the document):

•	Cover Page;
•	Part I, Item 1A, Risk Factors;
•	Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations;
•	Part II, Item 8, Financial Statements;
•	Part II, Item 9A, Controls and Procedures; and
•	Part IV, Item 15B, Exhibits.

In additon to the restatement, this Form 10-K/A corrects an error on the cover page and adds exhibits consisting of certain agreements with third parties. In order to preserve the nature and character of the disclosures set forth in the Original Report, this Form 10-K/A speaks as of the date of the filing of the Original Report, March 25, 2015, and the disclosures contained in this Form 10-K/A have not been updated to reflect events occurring subsequent to that date, other than those associated with the restatement. Currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 31.1, 31.2 and 32.1. This Form 10-K/A should be read in conjunction with Amendment No. 1 to the Original Report and the Company’s other filings with the SEC.

Internal Control Considerations

Management has assessed the effect of the restatement on the Company’s internal control over financial reporting and believes that this restatement represents a material weakness in its internal control over financial reporting for all periods under restatement. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. For a discussion of management’s consideration of the material weakness identified, see Part II, Item 9A: Controls and Procedures included in this Annual Report.

LIGHTBRIDGE CORPORATION
FORM 10-K/A
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

  our ability to commercialize our nuclear fuel technology,
  our ability to attract new customers, our ability to employ and retain qualified employees and consultants that have experience in the Nuclear Industry, competition and competitive factors in the markets in which we compete, public perception of nuclear energy generally,
  general economic and business conditions in the local economies in which we regularly conduct business, which can affect demand for the Company’s services, changes in laws, rules and regulations governing our business, development and utilization of our intellectual property,
  potential and contingent liabilities, and
  the risks identified in Item 1A. “Risk Factors” included herein.

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

Financial information about our business segments is included in Part II Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 13 Segment Information, of the Notes to the Consolidated Financial Statements, included in Part II Item 8, Financial Statements of this Annual Report on Form 10-K/A.

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

On October 20, 2014, we announced the signing of an initial cooperation agreement with Canadian Nuclear Laboratories (CNL), a wholly owned subsidiary of Atomic Energy of Canada Limited, for fabrication and test reactor irradiation of Lightbridge’s patented next generation metallic nuclear fuel samples. Though we had initially planned for all of the work to take place at a single location in Chalk River, Ontario, Canada, subsequent to our announcement the Canadian government made an official decision to extend the operating life of the National Research Universal reactor at Chalk River only until the end of March 2018. This shorter than expected operating life extension would not be able to accommodate our entire anticipated schedule for irradiation testing of our metallic fuel samples. Consequently our plan is now to work with CNL on fabrication of our fuel samples at their Chalk River facilities, with full irradiation of the fabricated fuel samples to be performed separately in a pressurized water loop of the Halden research reactor located in Halden, Norway. The operating license of the Halden research reactor has recently been renewed through 2020 which fits well with our anticipated irradiation testing schedule. Our current plan is to have post-irradiation examination of the irradiated fuel samples performed on the same site in Norway. There is also the opportunity to utilize additional nearby hot cell facilities located in Studsvik, Sweden that are operated by the Swedish company Studsvik AB.

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

CURRENT STATUS

Research and Development Project Schedule

We currently anticipate that we, working in collaboration with our development partners/vendors and contingent upon execution of collaborative research and development agreements with them will be able to:

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

Available Information

Our Annual Report on Form 10-K/A, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available free of charge on our website at www.ltbridge.com as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. Copies of these reports may also be obtained free of charge by sending written requests to Investor Relations, Lightbridge Corporation, 1600 Tysons Blvd, Suite 550 Mclean, VA 22102 USA. The information posted on our web site is not incorporated into this Annual Report.

ITEM 1A. RISK FACTORS

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Annual Report on Form 10-K/A, we identified a material weakness in our internal control over financial reporting related to our prior interpretation of ASC 815 and our initial classification and subsequent accounting of warrants as either liabilities or equity instruments. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2014. This material weakness resulted in a misstatement of our liabilities, non-cash expense relating to the changes in fair value of common stock warrants, additional paid-in capital, accumulated deficit accounts and related financial disclosures.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and intelligently apply developments in accounting, we plan to enhance these processes to better evaluate our research and understanding of the nuances of increasingly complex accounting standards. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified, related to our warrant accounting, see Note 2, “Restatement of Consolidated Financial Statements” to the consolidated financial statements, as well as Part II, Item 9A, “Controls and Procedures” included in this amended Annual Report on Form 10-K/A.

Any failure to maintain such internal controls could adversely impact our ability to report our financial results on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis as required by the SEC and NASDAQ, we could face severe consequences from those authorities. In either case, there could result a material adverse effect on our business. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weaknesses identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

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
  limited liquidity in our common stock;
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

The Fairfax County Complaint contained two claims for damages. The first claim alleged that the Company and Mr. Grae made defamatory statements regarding Mr. Guerra. The claim demands at least $1,000,000 in compensatory damages; costs, including reasonable fees for attorneys; and punitive damages of $1,000,000. The second claim alleges that the Company breached Mr. Guerra’s employment contract by not paying Mr. Guerra $15,507 for paid time off, and demands additional compensatory damages of at least $15,507.

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

Restatement

This MD&A has been amended and restated to give effect to the restatement of our consolidated financial statements and related disclosures as of and for the years ended December 31, 2014 and 2013 and all quarterly periods contained therein. The Company is restating its historical financial results for such periods to reclassify its warrants as derivative liabilities instead of equity on the Company’s balance sheets, with changes to the fair market value of the issuance of the warrants in subsequent periods reported in the Company’s statement of operations. The impact of the restatement is more fully described in Note 2 to the consolidated financial statements contained elsewhere in this Annual Report.

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

Warrant Liability

The Company accounts for stock warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreement. Stock warrants are accounted for as a derivative in accordance with Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”) if the stock warrants contain terms that could potentially require “net cash settlement” and therefore, do not meet the scope exception for treatment as a derivative. Warrant instruments that could potentially require “net cash settlement” in the absence of express language precluding such settlement provisions” are initially classified as derivative liabilities at their estimated fair values, regardless of the likelihood that such instruments will ever be settled in cash. The Company will continue to classify the fair value of the warrants that contain “net cash settlement” as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability.

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

Operations Review

Business Segments and Periods Presented - Restated

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

BUSINESS SEGMENT RESULTS - YEARS ENDED DECEMBER 31, 2014 AND 2013

					Corporate and
	Consulting		Technology		Eliminations		Total
	2014	2013	2014	2013	2014	2013	2014	2013
Revenue	$1,310,199	$1,901,354	$-	$-	$-	$-	1,310,199	$1,901,354
Segment Profit - Pre Tax	$406,078	$286,299	$(1,534,605)	$(2,030,194)	$(2,525,787)	$(2,843,270)	$(3,654,314)	$(4,587,165)
Total Assets	$469,086	$425,916	$833,560	$699,168	$4,750,591	$4,532,555	$6,053,237	$5,657,639
Property Additions	$-	$-	$-	$-	$-	$-	-	$-
Interest Expense	$-	$-	$-	$-	$-	$-	-	$-
Deprec. Expense	$-	$-	$-	$-	$-	$17,221	-	$17,221

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

Consolidated Results of Operations - Restated

The following table presents our historical operating results as a percentage of revenues for the years indicated:

	Year Ended
	December 31,
	2014	2013
Consolidated Statements of Income Data:
Revenues	100%	100
Costs and expenses:
Cost of revenues	58	58
Gross Profit	42	42
Research and development	117	107
General and administrative	293	190
Total costs and expenses	410	297
Income (loss) from operations	(368)	(255)
Other income (expenses), net - restated	89	14
Income (loss) before income taxes	(279)	(241)
Provision for income taxes	-	-
Net income (loss)	(279)	(241)

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

See Note 1 and Note 4 of the Notes to our Consolidated Financial Statements included in Part II Item 8 of this Annual Report on Form 10-K/A for additional information about our revenue.

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

See Note 1 and Note 4 of the Notes to our Consolidated Financial Statements included in Part II Item 8 of this Annual Report on Form 10-K/A for additional information about our cost of services provided.

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

See Note 11 of the Notes to our Consolidated Financial Statements included in Part II Item 8 of this Annual Report Form on 10-K/A for additional information about our research and development costs.

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

See Note 12 of the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K/A for information regarding our stock-based compensation.

Other Income (Expenses), Net - restated

The following table presents our other income (expenses), net (dollars in millions):

	Year Ended
	December 31,
	2014	2013

Other income and (expenses)	$1.2	$0.3

Change in Revaluation of Warrant Liability

During the years ended December 31, 2014 and 2013, we recorded non-cash warrant income of $1.2 million and warrant income of $0.3 million, respectively, for warrant revaluation in our statements of operations due to a change in the fair value of the warrant liability as a result of a change in our stock price and a change in the contractual life of the warrants.

See Note 9 of the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K/A for information regarding our warrant liability.

Interest Income and Other Income (Expenses), Net

The increase in investment income is due to losses on marketable securities that were incurred in 2013. All marketable securities were sold in 2014.

Provision for Income Taxes

The following table presents our provision for income taxes. Our effective tax rate for the periods presented is 38%.

	Year Ended
	December 31,
	2014	2013

Provision for income taxes	$0.0	$0.0

We incurred a net loss for both 2014 and 2013, and took a 100% valuation allowance against all deferred tax assets. Therefore we did not have a provision for taxes for both years ended December 31, 2014 and 2013.

See Note 8 of the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K/A for information regarding our Income Taxes.

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

Cash used in operating activities in the year ended December 31, 2014, consisted of net loss adjusted for non-cash (income) expense items such as depreciation and amortization and warrant revaluation, as well as the effect of changes in working capital. Cash used in operating activities in the year ended December 31, 2014, consisted of a net loss of $3.7 million and net adjustments for non-cash income items totaling $0.9 million, consisting of stock-based compensation of $0.3 million and warrant revaluation (income) of $(1.2) million.. Total cash provided by working capital totaled $0.3 million. The cash provided by working capital was due primarily to the increase in accounts payable and accrued expenses of $0.3 million.

Cash used in operating activities in the year ended December 31, 2013, consisted of net loss adjusted for non-cash (income) expense items such as depreciation and amortization and warrant revaluation, as well as the effect of changes in working capital. Cash used in operating activities in the year ended December 31, 2013, consisted of a net loss of $4.6 million and net adjustments for non-cash expense items totaling $0.14 million, consisting of stock-based compensation of $0.3 million, warrant revaluation income of $(0.3) and unrealized losses on marketable securities of $0.1 million. Total cash provided by working capital totaled $0.6 million. The cash provided by working capital was due to the decrease in accounts receivable of $0.2 million, a decrease in prepaid expenses and other assets of $0.3 million, and an increase in accounts payable, accrued expenses and other current liabilities of $0.1 million.

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

See Note 12 of the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K/A for information regarding our Stockholders’ Equity.

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

Item 9A. Controls and Procedures (Restated) Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, evaluated the disclosure controls and procedures related to the recording, processing, summarization and reporting of information in the periodic reports that we file with the SEC. These disclosure controls and procedures have been designed to ensure that (a) material information relating to us, including our consolidated subsidiaries, is made known to management, including these officers, by our other employees, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. At the time of the filing of our Annual Report on Form 10-K for the year ended December 31, 2014 on March 25, 2015, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2014. Subsequent to that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2014 due to the material weakness in our internal control over financial reporting referenced below.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the framework based on the criteria in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on their assessment of those criteria, management, with the participation of our Chief Executive Officer and Chief Financial Officer, determined that as of December 31, 2014, the Company’s internal controls over financial reporting were not effective.

At the time that our Annual Report on Form 10-K for the year ended December 31, 2014 was filed on March 25, 2015, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2014. Subsequent to that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that we did not maintain effective internal control over financial reporting as of December 31, 2014 because of a material weakness in our internal control over financial reporting described below related to accounting for warrants. Notwithstanding the material weakness described above, management has concluded that our audited consolidated financial statements and unaudited condensed consolidated financial statements for the periods included in this Annual Report on Amended Form 10-K/A are fairly stated in all material respects in accordance with generally accepted accounting principles for each of the periods presented herein.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and intelligently apply developments in accounting, we plan to enhance these processes to better evaluate our research and understanding of the nuances of increasingly complex accounting standards. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time and we can offer no assurance that these initiatives will ultimately have the intended effects.

Restatement of Consolidated Financial Statements

On November 4, 2015, Company management, in consultation with its Audit Committee, revised its prior position on accounting for warrants and concluded that its previously issued consolidated financial statements for all periods beginning with the quarterly period ended September 30, 2010 through December 31, 2014 (collectively, the “Affected Periods”) should not be relied on because of a misapplication in the guidance on accounting for Warrants (as defined in Note 2 of these consolidated financial statements). However, the non-cash adjustments to the financial statements, in all of the Affected Periods, do not impact the amounts previously reported for the Company’s cash and cash equivalents, total assets, revenue, or cash flows.

Changes in Internal Controls

During the fourth quarter of 2014, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting..

Item 9B. Other Information

None.

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

10.1**

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

10.3**	Employment Agreement, dated July 27, 2006, between the Company and Andrey Mushakov (incorporated by reference to Exhibit 10.1 of the current report of the Company on Form 8-K filed August 4, 2006).

10.4**

Independent Director Contract, dated August 21, 2006, between the Company and Victor Alessi (incorporated by reference to Exhibit 10.1 of the current report of the Company on Form 8-K filed August 25, 2006).

10.5**	Independent Director Contract, dated October 10, 2013, between the Company and Kathleen Kennedy Townsend*

10.6**

Independent Director Contract, dated October 23, 2006, between the Company and Daniel B. Magraw (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8- K, filed on October 23, 2006).

10.7**	Employment Agreement, dated February 1, 2007, between James Guerra and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 23, 2007).

10.8**

Restricted Stock Grant Agreement, dated July 14, 2009, between Seth Grae and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 20, 2009).

10.9**	Stock Option Agreement, dated July 14, 2009, between Seth Grae and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 20, 2009).

10.10**

Restricted Stock Grant Agreement, dated July 14, 2009, between James Guerra and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 20, 2009).

10.11**	Stock Option Agreement, dated July 14, 2009, between James Guerra and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 20, 2009).

10.12	Collaboration Framework Agreement, dated August 3, 2009, between the Company and AREVA (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 6, 2009).

10.13*‡	Agreement No. EDC10017, dated January 1, 2010, between Emirates Nuclear Energy Corporation and the Company.

10.14*	Change Order No. 4 to Agreement No. EDC10017.

10.15*	Change Order No. 5 to Agreement No. EDC10017.

10.16*	Change Order No. 6 to Agreement No. EDC10017.

10.17*	Change Order No. 7 to Agreement No. EDC10017.

10.18*‡	Consultancy Services Agreement, dated November 1, 2013, between Emirates Nuclear Energy Corporation and the Company.

10.19*‡	Change Order No. 1 to Consultancy Services Agreement.

10.20*‡	Consultancy Agreement, dated July 15, 2012, between the Federal Authority for Nuclear Regulation (UAE) and the Company.

10.21*‡	Amendment No. 1 to Consultancy Agreement, dated January 1, 2013, between the Federal Authority for Nuclear Regulation (UAE) and the Company.

10.22*‡	Amendment No. 2 to Consultancy Agreement, dated January 1, 2014, between the Federal Authority for Nuclear Regulation (UAE) and the Company.

10.23*‡	Amendment No. 3 to Consultancy Agreement, dated November 10, 2014, between the Federal Authority for Nuclear Regulation (UAE) and the Company.

10.24*‡	Consultancy Agreement, dated June 1, 2014, among the Federal Authority for Nuclear Regulation (UAE), Lloyd’s Register EMEA and the Company.

10.25*‡	Relationship Deed, dated June 22, 2014, between Lloyd’s Register EMEA and the Company.

10.26*	Strategic Alliance Agreement, dated August 16, 2012, between Lloyd’s Register EMEA and the Company.

10.27*‡	Subcontracted Services Agreement Order Form, dated October 12, 2013, between Lloyd’s Register Asia and the Company.

14.1	Code of Ethics (incorporated by reference from the Company’s Annual Report on Form 10-KSB filed on November 25, 2005).

23.1*	Consent of Anderson Bradshaw

23.2*	Consent of Anderson Bradshaw

31.1*	Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification — Interim Chief Financial Officer and Principal Accounting Officer.

32*	Section 1350 Certifications.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

** Indicates management contract or compensatory plan or arrangement.

‡ Certain portions of this exhibit have been omitted be redacting a portion of text (indicated by asterisks in the text). This exhibit has been filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment.

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

As described in Note 2 the Company determined it was necessary to restate the 2014 and 2013 consolidated financial statements.

Anderson Bradshaw PLLC
Salt Lake City, Utah
5296 S. Commerce Dr	March 25, 2015 except for the effects of the matters described in Note 2, Note 9, Note 12, Note 14, and Note 15 as to which are dated November 23, 2015
Suite 300
Salt Lake City, Utah
84107
USA
(T) 801.281.4700
(F) 801.281.4701
abcpas.net

Lightbridge Corporation
Consolidated Balance Sheets

	December 31,	December 31,
	2014	2013
	(Restated)	(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$4,220,225	$3,672,877
Marketable securities	-	15,731
Restricted cash	325,181	555,008
Accounts receivable - project revenue and reimbursable project costs	469,086	425,916
Prepaid expenses and other current assets	205,185	288,939
Total Current Assets	5,219,677	4,958,471

Property Plant and Equipment -net	-	-

Other Assets
Patent costs	833,560	699,168

Total Assets	$6,053,237	$5,657,639

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$653,669	476,628
Total Current Liabilities	653,669	476,628

Warrant liability	4,633,312	1,711,331

Total Liabilities	5,286,981	2,187,959

Commitments and contingencies - note 10

Stockholders' Equity
Preferred stock, $0.001 par value, 50,000,000 authorized shares, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 authorized, 18,082,874 shares outstanding and 15,057,243 shares outstanding at December 31, 2014 and December 31, 2013, respectively	18,083	15,057
Additional paid-in capital	70,801,464	69,853,600
Accumulated Deficit	(70,053,291)	(66,398,977)
Total Stockholders' Equity	766,256	3,469,680

Total Liabilities and Stockholders' Equity	$6,053,237	$5,657,639

The accompanying notes are an integral part of these consolidated financial statements

Lightbridge Corporation
Consolidated Statements of Operations

	Years Ended
	December 31,
	2014	2013
	(Restated)	(Restated)
Revenue:

Consulting Revenue	$1,310,199	$1,901,354

Cost of Consulting Services Provided	756,277	1,109,890

Gross Margin	553,922	791,464

Operating Expenses
General and administrative	3,834,935	3,616,897
Research and development expenses	1,534,605	2,027,905
Total Operating Expenses	5,369,540	5,644,802

Operating Loss	(4,815,618)	(4,853,338)

Other Income and (Expenses)
Warrant revaluation	1,162,730	277,796
Investment income	1,951	(8,133)
Other income (expenses)	(3,377)	(3,490)
Total Other Income and (Expenses)	1,161,304	266,173

Net loss before income taxes	(3,654,314)	(4,587,165)

Income taxes	--	--

Net loss	$(3,654,314)	$(4,587,165)

Net Loss Per Common Share, Basic and Diluted	$(0.24)	$(0.35)

Weighted Average Number of Shares Outstanding	15,463,392	13,009,575

The accompanying notes are an integral part of these consolidated financial statements

Lightbridge Corporation
Consolidated Statements of Cash Flows

	Years Ended
	December 31,
	2014	2013
	(Restated)	(Restated)
Operating Activities:
Net Loss	$(3,654,314)	$(4,587,165)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock-based compensation	282,276	329,499
Depreciation and amortization	-	17,221
Loss on marketable securities	1,297	49,116
Warrant revaluation	(1,162,730)	(277,796)
Changes in non-cash operating working capital items:
Accounts receivable - fees and reimbursable project costs	(43,170)	175,887
Prepaid expenses and other assets	83,754	285,651
Accounts payable and accrued liabilities	177,040	91,405
Net Cash Used In Operating Activities	(4,315,847)	(3,916,182)

Investing Activities:
Proceeds from the sale of marketable securities	14,434	1,572,242
Purchase of marketable securities	-	(38,880)
Patent costs	(134,392)	(98,572)
Net Cash Provided by (Used In) Investing Activities	(119,958)	1,434,790

Financing Activities:
Net proceeds from the issuance of common stock	4,753,326	3,958,040
Restricted cash	229,827	(1,326)
Net Cash Provided by Financing Activities	4,983,153	3,956,714

Net Increase In Cash and Cash Equivalents	547,348	1,475,322

Cash and Cash Equivalents, Beginning of Year	3,672,877	2,197,555

Cash and Cash Equivalents, End of Year	$4,220,225	$3,672,877

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-Cash Financing Activity:
Warrant liability - fair value of warrants exercised	$331,144	$--

The accompanying notes are an integral part of these consolidated financial statements

Consolidated Statement of Changes in Stockholders’ Equity
For The Years Ended December 31, 2014 and 2013

					Stock
	Common Stock		Additional		Committed	Stockholders’
					Future
	Shares	Amount	Paid-in Capital	Deficit	Issuance	Equity

Balance - December 31, 2012 - Restated	12,526,240	$12,526	$67,093,434	$(61,811,812)	$3,125	$5,297,273

Proceeds from the sale of common stock - net of offering costs	2,531,003	2,531	3,958,634		(3,125)	3,958,040
Fair value of warrants issued with financing			(1,527,967)			(1,527,967)
Net loss				(4,587,165)		(4,587,165)
Stock-based compensation			329,499			329,499

Balance - December 31, 2013 – Restated	15,057,243	$15,057	$69,853,600	$(66,398,977)	$-	$3,469,680

Shares issued- registered offerings and stock grants	2,892,809	3,026	4,750,300			4,753,326
Fair value of warrants issued with financing			(4,415,855)			(4,415,855)
Warrants exercised	132,822		331,144			331,144
Net loss				(3,654,314)		(3,654,314)
Stock-based compensation			282,275			282,275
Balance -December 31, 2014 - Restated	18,082,874	$18,083	$70,801,464	$(70,053,291)	$-	$766,256

The accompanying notes are an integral part of these consolidated financial statements

LIGHTBRIDGE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation, Summary of Significant Accounting Policies, and Nature of Operations

We were formed on October 6, 2006, when Thorium Power, Ltd. merged with Thorium Power, Inc., (“TPI”) which had been formed in the State of Delaware on January 8, 1992. On September 29, 2009, we changed our name from Thorium Power, Ltd. to Lightbridge Corporation (“Lightbridge” or the “Company”). We are engaged in two operating business segments: our Technology Business Segment and our Consulting Business Segment (see Note 13-Business Segment Results).

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

There was no provision for doubtful accounts recorded at December 31, 2014 and 2013, as we have not experienced any significant bad debt write-offs from any of our customers. Substantially all accounts receivable at December 31, 2014 and 2013 are from the FANR and ENEC contracts (see Note 4-Accounts Receivable – Project Revenue and Reimbursable Project Costs).

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

The Company adopted the ASC accounting pronouncement “ Accounting for Uncertainty in Income Taxes ”. This pronouncement provides guidance for recognizing and measuring uncertain tax positions, as defined in the FASB accounting pronouncement “Accounting for Income Taxes ”. This pronouncement prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements. This pronouncement also provides accounting guidance on derecognizing, classification and disclosure of these uncertain tax positions. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company has not recognized any interest and penalties in 2014 or 2013.

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

Segment Reporting

We use the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by our chief decision makers for making operating decisions and assessing performance, as the source for determining our reportable segments. We have determined that we have two operating segments as defined by the FASB accounting pronouncement, “ Disclosures about Segments of an Enterprise and Related Information ”. As discussed above, our two reporting business segments are our technology business and our consulting services business (See Note 13-Business Segment Results).

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

Warrant Liability

The Company accounts for stock warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreement. Stock warrants are accounted for as a derivative in accordance with Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”) if the stock warrants contain terms that could potentially require “net cash settlement” and therefore, do not meet the scope exception for treatment as a derivative. Warrant instruments that could potentially require “net cash settlement” in the absence of express language precluding such settlement are initially classified as derivative liabilities at their estimated fair values, regardless of the likelihood that such instruments will ever be settled in cash. The Company will continue to classify the fair value of the warrants that contain “net cash settlement” as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability. For additional discussion on warrants, see Note 9.

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

Note 2. Restatement of Consolidated Financial Statements

On November 4, 2015, the Audit Committee of the Company’s Board of Directors (the “Audit Committee”), in connection with an internal review initiated by Company management, concluded that, because of a misapplication of the accounting guidance related to certain of the Company’s warrants, the Company’s previously issued consolidated financial statements for all periods beginning with the quarterly period ended September 30, 2010 through June 30, 2015 (collectively, the “Affected Periods”) should no longer be relied upon. As such, the Company is restating in this Annual Report its financial statements for the following periods: (i) the years ended December 31, 2014 and December 31, 2013, and (ii) all quarterly periods of 2014 and 2013, and (iii) the quarterly periods ended March 31, 2015 and June 30, 2015. However, these restatements result in non-cash, non-operating financial statement corrections and will have no impact on the Company’s current or previously reported cash position, operating expenses or total operating, investing or financing cash flows, or net operating loss carryforward. The Company’s December 31, 2012 opening balances were adjusted to reflect the cumulative impact of these restatements as a decrease in additional paid-in capital of approximately $4.9 million and a decrease in accumulated deficit of approximately $4.4 million, for a total change to stockholders’ equity of approximately $0.5 million.

The warrants at issue (collectively, the “Warrants”) consist of the following outstanding as of December 31, 2014 and December 31, 2013:

	December 31,
	2014	2013
Issued to Investors on July 28,2010, entitling the holders to purchase 1,034,996 common shares in the Company at an exercise price of $9.00 per common share up to and including July 27, 2017	1,034,996	1,034,996

Issued to Investors on October 25, 2013, entitling the holders to purchase 1,250,000 common shares in the Company at an exercise price of $2.30 per common share up to and including April 24, 2021	1,117,178	1,250,000

Issued to Investors on November 17, 2014, entitling the holders to purchase 2,734,590 common shares in the Company at an exercise price of $2.31 per common share up to and including May 16, 2022	2,734,590	--

Total	4,886,764	2,284,996

The Warrants were classified as equity on the Company’s consolidated balance sheets. The corresponding Consolidated Statements of Operations did not include the non-cash changes in the estimated fair value of such Warrants. Those Warrants, however, contain a cash settlement feature regarding fundamental transactions that allowed those Warrant holders to have a different settlement option than the Company’s stockholders upon certain fundamental transactions, including a change of control of the Company, thereby precluding equity treatment for the Warrants.

Based on Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), warrant instruments that could potentially require net cash settlement in the absence of express language precluding such settlement should be initially classified as derivative liabilities at their estimated fair values, regardless of the likelihood that such instruments will ever be settled in cash. In periods subsequent to issuance, changes in the estimated fair value of the derivative instruments should be reported in the statement of operations. The Audit Committee, together with management, determined that the financial statements in the Affected Periods should be restated to reflect the Warrants as liabilities, with subsequent changes in their estimated fair value recorded as non-cash income or expense in each Affected Period.

The cumulative effect of these adjustments on our financial statements is a 7.7 % decrease in the accumulated deficit in the amount of approximately $5.8 million as of December 31, 2014. The restatement had no impact on net cash flows from operating, investing or financing activities as the adjustments resulting from the non-cash change in the fair value of the warrant liability for each period and the statements of operations only impacted net loss from operations.

Impact of the Restatement – December 31, 2014 and December 31, 2013

	Year Ended December 31, 2014
	As Previously
	Reported	Adjustment	As Restated
Consolidated Statement of Operations Data:
Warrant revaluation	$-	1,162,730	$1,162,730
Loss from operations before income taxes	(4,817,044)	1,162,730	(3,654,314)
Net loss	(4,817,044)	1,162,730	(3,654,314)
Net loss per share, basic and diluted	$(0.31)	0.07	$(0.24)

	As of December 31, 2014

	As Previously	Adjustment	As Restated
	Reported

Consolidated Balance Sheet Data:
Warrant liability	$-	4,633,312	$4,633,312
Total liabilities	653,669	4,633,312	5,286,981
Additional paid-in capital	81,276,339	(10,474,875)	70,801,464
Accumulated deficit	(75,894,854)	5,841,563	(70,053,291)
Total stockholders’ equity	$5,399,568	(4,633,312)	$766,256

		Year Ended December 31, 2014
		As Previously	Adjustment	As Restated
Consolidated Cash Flows Data:
Net loss		$(4,817,044)	1,162,730	$(3,654,314)
Warrant revaluation	$		(1,162,730)	$(1,162,730)

	Year Ended December 31, 2013
	As Previously	Adjustment	As Restated
	Reported
Consolidated Statement of Operations Data:
Warrant revaluation	$-	277,796	$277,796
Loss from operations before income taxes	(4,864,961)	277,796	(4,587,165)
Net loss	(4,864,961)	277,796	(4,587,165)
Net loss per share, basic and diluted	$(0.37)	0.02	$(0.35)

	As of December 31, 2013
	As Previously
	Reported	Adjustment	As Restated
Consolidated Balance Sheet Data:
Warrant liability	$-	1,711,331	$1,711,331
Total liabilities	476,628	1,711,331	2,187,959
Additional paid-in capital	76,243,764	(6,390,164)	69,853,600
Accumulated deficit	(71,077,810)	4,678,833	(66,398,977)
Total stockholders’ equity	$5,181,011	(1,711,331)	$3,469,680

	Year Ended December 31, 2013
	As Previously
	Reported	Adjustment	As Restated

Consolidated Cash Flows Data:
Net loss	$(4,864,961)	277,796	$(4,587,165)
Warrant revaluation	$-	(277,796)	$(277,796)

	Three Months Ended September 30, 2014
	As Previously
	Reported	Adjustment	As Restated
Consolidated Statement of Operations Data (unaudited):
Warrant revaluation	$-	857,308	$857,308
Income (loss) from operations before income taxes	(761,312)	857,308	95,996
Net Income (loss)	(761,312)	857,308	95,996
Net income (loss) per share, basic and diluted	$(0.05)	0.06	$0.01

	Three Months Ended September 30, 2013
	As Previously
	Reported	Adjustment	As Restated
Consolidated Statement of Operations Data (unaudited):
Warrant revaluation	$-	(47,862)	$(47,862)
Loss from operations before income taxes	(1,319,279)	(47,862)	(1,367,141)
Net loss	(1,319,279)	(47,862)	(1,367,141)
Net loss per share, basic and diluted	$(0.11)	(0.00)	$(0.11)

	Nine Months Ended September 30, 2014

	As Previously	Adjustment	As Restated
	Reported
Consolidated Statement of Operations Data (unaudited):
Warrant revaluation	$-	(1,213,051)	$(1,213,051)
Loss from operations before income taxes	(3,850,342)	(1,213,051)	(5,063,393)
Net loss	(3,850,342)	(1,213,051)	(5,063,393)
Net loss per share, basic and diluted	$(0.26)	(0.08)	$(0.34)

	Nine Months Ended September 30, 2013
	As Previously
	Reported	Adjustment	As Restated
Consolidated Statement of Operations Data (unaudited):
Warrant revaluation	$-	(85,873)	$(85,873)
Loss from operations before income taxes	(3,622,046)	(85,873)	(3,707,919)
Net loss	(3,622,046)	(85,873)	(3,707,919)
Net loss per share, basic and diluted	$(0.29)	(0.01)	$(0.30)

	As of September 30, 2014
	As Previously
	Reported	Adjustment	As Restated

Consolidated Balance Sheet Data (unaudited):
Warrant liability	$-	2,593,238	$2,593,238
Total liabilities	389,404	2,593,238	2,982,642
Additional paid-in capital	76,776,381	(6,059,020)	70,717,361
Accumulated deficit	(74,928,152)	3,465,782	(71,462,370)
Total stockholder’s equity (deficit)	$1,863,433	(2,593,238)	$(729,805)

	Nine Months Ended September 30, 2014
	As Previously	Adjustment	As Restated
	Reported

Consolidated Cash Flows Data (unaudited):
Net loss	$(3,850,342)	(1,213,051)	$(5,063,393)
Warrant revaluation	$-	1,213,051	$1,213,051

	Nine Months Ended September 30, 2013

	As Previously	Adjustment	As Restated
	Reported

Consolidated Cash Flows Data (unaudited):
Net loss	$(3,622,046)	(85,873)	$(3,707,919)
Warrant revaluation	$-	85,873	$85,873

	Three Months Ended June 30, 2014

	As Previously	Adjustment	As Restated
	Reported
Consolidated Statement of Operations Data (unaudited):
Warrant revaluation	$-	(96,029)	$(96,029)
Loss from operations before income taxes	(1,655,108)	(96,029)	(1,751,137)
Net loss	(1,655,108)	(96,029)	(1,751,137)
Net loss per share, basic and diluted	$(0.11)	(0.01)	$(0.12)

	Three Months Ended June 30, 2013
	As Previously
	Reported	Adjustment	As Restated
Consolidated Statement of Operations Data (unaudited):
Warrant revaluation	$-	75,815	$75,815
Loss from operations before income taxes	(1,023,844)	75,815	(948,029)
Net loss	(1,023,844)	75,815	(948,029)
Net loss per share, basic and diluted	$(0.08)	-	$(0.08)

	Six Months Ended June 30, 2014
	As Previously	Adjustment	As Restated
	Reported
Consolidated Statement of Operations Data (unaudited):
Warrant revaluation	$-	(2,070,359)	$(2,070,359)
Loss from operations before income taxes	(3,089,030)	(2,070,359)	(5,159,389)
Net loss	(3,089,030)	(2,070,359)	(5,159,389)
Net loss per share, basic and diluted	$(0.21)	(0.13)	$(0.34)

	Six Months Ended June 30, 2013
	As Previously
	Reported	Adjustment	As Restated
Consolidated Statement of Operations Data (unaudited):
Warrant revaluation	$-	(38,011)	$(38,011)
Loss from operations before income taxes	(2,302,766)	(38,011)	(2,340,777)
Net loss	(2,302,766)	(38,011)	(2,340,777)
Net loss per share, basic and diluted	$(0.18)	(0.01)	$(0.19)

	As of June 30, 2014
	As Previously
	Reported	Adjustment	As Restated

Consolidated Balance Sheet Data (unaudited):
Warrant liability	$-	3,781,690	$3,781,690
Total liabilities	854,848	3,781,690	4,636,538
Additional paid-in capital	76,369,046	(6,390,164)	69,978,882
Accumulated deficit	(74,166,840)	2,608,474	(71,558,366)
Total stockholders’ equity (deficit)	$2,217,278	(3,781,690)	$(1,564,412)

	Six Months Ended June 30, 2014

	As Previously	Adjustment	As Restated
	Reported
Consolidated Cash Flows Data (unaudited)
Net loss	$(3,089,030)	(2,070,359)	$(5,159,389)
Warrant revaluation	$-	2,070,359	$2,070,359

	Six Months Ended June 30, 2013
	As Previously
	Reported	Adjustment	As Restated
Consolidated Cash Flows Data (unaudited) (unaudited):
Net loss	$(2,302,766)	(38,011)	$(2,340,777)
Warrant revaluation	$-	38,011	$38,011

	Three Months Ended March 31, 2014

	As Previously	Adjustment	As Restated
	Reported

Consolidated Statement of Operations Data (unaudited):
Warrant revaluation	$-	(1,974,330)	$(1,974,330)
Loss from operations before income taxes	(1,433,922)	(1,974,330)	(3,408,252)
Net loss	(1,433,922)	(1,974,330)	(3,408,252)
Net loss per share, basic and diluted	$(0.10)	(0.13)	$(0.23)

	Three Months Ended March 31, 2013
	As Previously	Adjustment	As Restated
	Reported
Consolidated Statement of Operations Data (unaudited):
Warrant revaluation	$-	(113,826)	$(113,826)
Loss from operations before income taxes	(1,278,922)	(113,826)	(1,392,748)
Net loss	(1,278,922)	(113,826)	(1,392,748)
Net loss per share, basic and diluted	$(0.10)	(0.01)	$(0.11)

	As of March 31, 2014

	As Previously	Adjustment	As Restated
	Reported

Consolidated Balance Sheet Data (unaudited):

Warrant liability	$-	3,685,661	$3,685,661
Total liabilities	636,742	3,685,661	4,322,403
Additional paid-in capital	76,303,552	(6,390,164)	69,913,388
Accumulated deficit	(72,511,732)	2,704,503	(69,807,229)
Total stockholders’ equity	$3,806,884	(3,685,661)	$121,223

	Three Months Ended March 31, 2014
	As Previously
	Reported	Adjustment	As Restated
Consolidated Cash Flows Data (unaudited):
Net loss	$(1,433,922)	(1,974,330)	$(3,408,252)
Warrant revaluation	$-	1,974,330	$1,974,330

	Three Months Ended March 31, 2013
	As Previously
	Reported	Adjustment	As Restated
Consolidated Cash Flows Data (unaudited):
Net loss	$(1,278,922)	(113,826)	$(1,392,748)
Warrant revaluation	$-	113,826	$113,826

Note 3. Net Loss Per Share

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

The following table sets forth the computation of the basic and diluted loss per share (in millions except shares and per share amounts):

	2014	2013
	(Restated)	(Restated)
Numerator:
Net loss	$(3.7)	$(4.6)
Denominator:
Weighted-average common shares outstanding	15,463,392	13,009,575
Basic and diluted net loss per share	$(0.24)	$(0.35)

Note 4. Accounts Receivable – Project Revenue and Reimbursable Project Costs

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

Note 5. Prepaid Expenses & Other Current Assets

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

Note 8. Income Taxes

Our tax provision is determined using an estimate of our annual effective tax rate adjusted for discrete items. The 2014 and 2013 annual effective tax rate is estimated to be a combined 38% for the U.S. federal and state statutory tax rate. We review tax uncertainties in light of changing facts and circumstances and adjust them accordingly. As of December 31, 2014 and 2013, there were no tax contingencies recorded.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting, and the amounts recognized for income tax purposes. The significant components of deferred tax assets (at a 38% effective tax rate) as of December 31, 2014 and 2013, respectively, are as follows:

Deferred Tax Assets ($ in millions)

Our tax provision is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2014 and 2013 annual effective tax rate is estimated to be a combined 38% for the U.S. federal and state statutory tax rates. We review tax uncertainties in light of changing facts and circumstances and adjust them accordingly. As of December 31, 2014 and 2013, there were no tax contingencies recorded.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting, and the amounts recognized for income tax purposes. The significant components of deferred tax assets (at a 38% effective tax rate) as of December 31, 2014 and 2013, respectively, are as follows:

Deferred Tax Assets ($ in millions)

	Total	Total	Deferred Tax Asset
	2014	2013	2014	2013
Capitalized start-up costs	$4.1	$4.6	$1.5	$1.7
Stock-based compensation - net	16.5	16.3	6.3	6.2
Net operating loss carry-forward	45.2	40.1	17.2	15.3
Less: valuation allowance	(65.8)	(61.0)	(25.0)	(23.2)
Total	$-	$-	$-	$-

We have a net operating loss carry-forward for federal and state tax purposes of approximately $45.2 million at December 31, 2014, that is potentially available to offset future taxable income, which will begin to expire in the year 2021. For financial reporting purposes, no deferred tax asset was recognized because at December 31, 2014 and 2013, management estimates that it is more likely than not that substantially all of the net operating losses will expire unused. As a result, the amount of the deferred tax assets considered realizable was reduced 100% by a valuation allowance. The change in the valuation allowance was approximately $1.8 million and $1.7 million for the years ended December 31, 2014 and 2013, respectively. Many of the Company’s operating expenses in its 2007 and 2006 tax years were classified under the Internal Revenue Code as capitalized “Startup Costs”, which did not begin to be deductible for tax purposes until 2008. The Company files a consolidated tax return with its subsidiaries. The Company is no longer subject to U.S. federal, state, or non-U.S. income tax examinations by tax authorities for tax years before 2011, except that earlier years can be examined for the sole purpose of challenging the net operating loss carry-forwards arising in those years.

The reconciliation between income taxes (benefit) at the U.S. and State statutory tax rates and the amount recorded in the accompanying consolidated financial statements is as follows:

	December 31,	December 31,
($ in millions)	2014	2013
Tax benefit at U.S. federal statutory rate	$(1.2)	$(1.6)
State income taxes/(benefit) before valuation allowance, net of federal benefit	(0.1)	(0.2)
Warrant revaluation (income)/expense	(0.4)	(0.1)
Capitalized start-up costs	(0.2)	(0.2)
Stock-based compensation	0.1	(0.4)
Increase in valuation allowance	1.8	2.5
Total provision for income tax benefit	$0	$0

66

Note 9. Warrant Liability

The Company accounts for stock warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreement. Stock warrants are accounted for as a derivative in accordance with Accounting Standards Codification 815,

Derivatives and Hedging (“ASC 815”) if the stock warrants contain terms that could potentially require “net cash settlement” and therefore, do not meet the scope exception for treatment as a derivative. Warrant instruments that could potentially require “net cash settlement” in the absence of express language precluding such settlement are initially classified as derivative liabilities at their estimated fair values, regardless of the likelihood that such instruments will ever be settled in cash. The Company will continue to classify the fair value of the warrants that contain “net cash settlement” as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability.

Liability-classified Warrants

The foregoing warrants are recorded as liabilities at their estimated fair value at the date of issuance, with the subsequent changes in estimated fair value recorded in other income (expense) in the Company’s statement of operations in each subsequent period. The change in the estimated fair value of our warrant liability for the years ended December 31, 2014 and 2013 resulted in non-cash income of approximately $1.2 million and non-cash income of approximately $0.3 million, respectively. The Company utilizes the Monte Carlo simulation valuation method to value the liability classified warrants.

The estimated fair value of these warrants is determined using Level 3 inputs. Inherent in the Monte Carlo valuation model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The following table summarizes the calculated aggregate fair values, along with the assumptions utilized in each calculation:

	December 31,	December 31,
	2014	2013

Calculated aggregate value	$4,633,312	$1,711,331

Weighted average exercise price per share of warrant	$3.72	$5.33

Closing price per share of common stock	$1.55	$1.45

Weighted average volatility	89.80	88.94

Weighted average remaining expected life (years)	6.11	5.62

Weighted average risk-free interest rate	1.94	2.02

Dividend yield	0%	0%

Note 10. Commitments and Contingencies

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

The Fairfax County Complaint contained two claims for damages. The first claim alleged that the Company and Mr. Grae made defamatory statements regarding the former Chief Financial Officer. The claim demands at least $1,000,000 in compensatory damages; costs, including reasonable fees for attorneys; and punitive damages of $1,000,000. The second claim alleges that the Company breached the former Chief Financial Officer employment contract by not paying the former Chief Financial Officer $15,507 for paid time off, and demands additional compensatory damages of at least $15,507.

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

Note 11. Research and Development Costs

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

  Nuclear Engineering Services Agreement that will address Phase II; and

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

Note 12. Stockholders’ Equity

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

We received net proceeds of approximately $4.5 million after payment of certain fees and expenses related to the Offering. The allocation of the proceeds from the offering, was originally recorded based on the relative fair value of the common stock and the warrants and the value of the warrants was recorded to additional paid in capital. The Company has reclassified these warrants from equity to liability and the fair value of that liability is re-measured at every reporting date. Changes in the fair value of the warrant liability are recognized in current earnings.

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

We received net proceeds of approximately $4.0 million after payment of certain fees and expenses related to the Offering. The allocation of the proceeds from the offering, was originally recorded based on the relative fair value of the common stock and the warrants and the value of the warrants was recorded to additional paid in capital. The Company has reclassified these warrants from equity to liability and the fair value of that liability is re-measured at every reporting date. Changes in the fair value of the warrant liability are recognized in current earnings.

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

Outstanding Warrants

	December 31,
	2014	2013
Issued to Investors on July 28, 2010, entitling the holders to purchase 1,034,996 common shares in the Company at an exercise price of $9.00 per common share \ up to and including July 27, 2017	1,034,996	1,034,996

Issued to Investors on October 25, 2013, entitling the holders to purchase 1,250,000 common shares in the Company at an exercise price of $2.30 per common share up to and including April 24, 2021	1,117,178	1,250,000

Issued to Investors on November 17, 2014, entitling the holders to purchase 2,734,590 common shares in the Company at an exercise price of $2.31 per common share up to and including May 16, 2022	2,734,590	--

Total	4,886,764	2,284,996

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

Stock option transactions to the employees, directors, advisory board members and consultants are summarized as follows for the year ended December 31, 2014:

		Weighted	Weighted
	Options	Average	Average
			Grant Date
	Outstanding	Exercise	Fair
		Price	Value

Beginning of the year	1,564,257	$11.16	$10.61
Granted	579,429	2.55	1.79
Exercised	-	-	-
Forfeited	(117,122)	$2.55 -	$1.79 -
Expired	-	$-	$-
End of year	2,026,564	$9.19	$10.61

Options exercisable	1,564,257	$11.16	$10.61

Stock option transactions to the employees, directors, advisory board members and consultants are summarized as follows for the year ended December 31, 2013:

		Weighted	Weighted
	Options	Average	Average
			Grant Date
	Outstanding	Exercise	Fair
		Price	Value

Beginning of the year	1,639,842	$11.46	$10.85
Granted	-	-	-
Exercised	-	-	-
Forfeited	(7,250)	$6.04	$5.51
Expired	(68,335)	$18.94	$16.90
End of year	1,564,257	$11.16	$10.61

Options exercisable	1,530,200	$11.28	$10.73

The above tables include options issued and outstanding as of December 31, 2014, as follows:

i)	A total of 255,202 non-qualified 10 year options have been issued, and are outstanding, to advisory board members at exercise prices of $4.50 to $14.40 per share.

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

Note 13. Business Segment Results

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

BUSINESS SEGMENT RESULTS - YEARS ENDED DECEMBER 31, 2014 AND 2013

					Corporate and
	Consulting		Technology		Eliminations		Total
	2014	2013	2014	2013	2014	2013	2014	2013
Revenue	$1,310,199	$1,901,354	$-	$-	$-	$-	$1,310,199	$1,901,354
Segment Profit - Pre Tax	$406,078	$286,299	$(1,534,605)	$(2,030,194)	$(2,525,787)	$(2,843,270)	$(3,654,314)	$(4,587,165)
Total Assets	$469,086	$425,916	$833,560	$699,168	$4,750,591	$4,532,555	$6,053,237	$5,657,639
Property Additions	$-	$-	$-	$-	$-	$-	$-	$-
Interest Expense	$-	$-	$-	$-	$-	$-	$-	$-
Deprec. Expense	$-	$-	$-	$-	$-	$17,221	$-	$17,221

Note 14. Fair Value Measurements

            The Company adopted the accounting guidance on fair value measurements for financial assets and liabilities measured on a recurring basis. The guidance requires fair value measurements be classified and disclosed in one of the following three categories:

•    Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•    Level 2: Quoted prices in markets that are not active or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability;

•    Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

            The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liability measured at fair value on a recurring basis as of December 31, 2014 and 2013:

	Fair value measurement using
		Significant	Significant
	Quoted prices in	other	unobservable
	active markets	observable	inputs
	(Level 1)	inputs (Level 2)	(Level 3)	Total
Balance at December 31, 2014
Assets:
Cash and cash equivalents	$4,220,225	$—	$—	$4,220,225
Liabilities:
Warrant liability	$—	$—	$4,633,312	$4,633,312

	Fair value measurement using
		Significant	Significant
	Quoted prices in	other	unobservable
	active markets	observable	inputs
	(Level 1)	inputs (Level 2)	(Level 3)	Total
Balance at December 31, 2013
Assets:
Cash and cash equivalents	$3,672,877	$—	$—	$3,672,877
Liabilities:
Warrant liability	$—	$—	$1,711,331	$1,711,331

The reconciliation of warrant liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

($ rounded to nearest thousand)	Warrant Liability
Balance at December 31, 2012	$461,000
Issuance of additional warrants	1,528,000
Exercise of warrants	-
Change in fair value of warrant liability	(278,000)
Balance at December 31, 2013	1,711,000
Issuance of additional warrants	4,416,000
Exercise of warrants	(331,000)
Change in fair value of warrant liability	(1,163,000)
Balance at December 31, 2014	$4,633,000

The fair value of the warrant liability is based on Level 3 inputs. For this liability, the Company developed its own assumptions that do not have observable inputs or available market data to support the fair value. See Note 9 for further discussion of the warrant liability.

The Company believes that the fair values of its current assets and current liabilities approximate their reported carrying amounts. There were no transfers between Level 1, 2 and 3.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K/A to be signed on its behalf by the undersigned, thereto duly authorized individual.

LIGHTBRIDGE CORPORATION

Date: November 23, 2015	By:	/s/ Seth Grae
Seth Grae
Chief Executive Officer,
President and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on November 23, 2015.

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