Form 10-Q/A
period 2015-03-31
LIGHTBRIDGE Corp
filed 2015-11-23
CIK 1084554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]     No [X]

The number of shares outstanding of each of the issuer’s classes of common equity, as of October 31, 2015 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	18,623,387

LIGHTBRIDGE CORPORATION
Form 10-Q/A
MARCH 31, 2015

PART I – FINANCIAL INFORMATION

Explanatory Note

In this Quarterly Report on Form 10-Q/A (Amendment No.1) for the quarters ended March, 31, 2015 and 2014 ("Quarterly Report"), as originally filed with the Securities and Exchange Commission (the "SEC") on May 7, 2015 (the "Original Report"), Lightbridge Corporation ("Lightbridge," the "Company," "we" or "us") is restating its previously issued condensed consolidated financial statements and the related disclosures for the three months ended March 31, 2015 and March 31, 2014 (collectively, the "Restated Periods"). As discussed in further detail below and in Note 2 to the accompanying condensed consolidated financial statements, the restatement is the result of a misapplication in the guidance on accounting for warrants. We assessed the impact of this misapplication on our prior interim and annual financial statements and concluded that the combined impact was material to these financial statements. Consequently, we have restated the prior period financial statements identified above. Concurrently with the filing of this Form 10-Q/A, the Company is also filing Amendment No. 1 on Form 10-Q/A to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, as originally filed with the SEC on August 19, 2015. All amounts in this Quarterly Report affected by the restatement adjustments reflect such amounts as restated.

For a more detailed explanation of these matters and resulting restatements, please see Part I, Item 1: Financial Statements – Note 2 and Note 8 to the Condensed Consolidated Financial Statements and Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Restatement of Previously Issued Condensed Consolidated Financial Statements.

Background of Restatement

On September 4, 2015, management sent a letter to the Office of the Chief Accountant of the SEC concerning the appropriate accounting treatment for its outstanding warrants. After discussions with the SEC staff, management determined that the warrants should have been initially classified as derivative liabilities. On November 4, 2015, the Audit Committee of the Company’s Board of Directors (the “Audit Committee”), in connection with the internal review initiated by Company management, concluded that, because of a misapplication of the accounting guidance related to the Company’s warrants, the Company’s previously issued consolidated financial statements for all periods beginning with the quarterly period ended September 30, 2010 through June 30, 2015 (collectively, the “Affected Periods”) should no longer be relied upon. As such, the Company is restating in this Quarterly Report its financial statements for the periods March 31, 2015 and 2014. These restatements result in non-cash, non-operating financial statement corrections and will have no impact on the Company’s current or previously reported cash position, operating expenses or total operating, investing or financing cash flows, or net operating loss carryforward. The Company’s December 31, 2014 opening balances were adjusted to reflect the cumulative impact of these restatements as a decrease in additional paid-in capital of $10.4 million and a decrease in accumulated deficit of $5.8 million, for a total change to stockholders’ equity of $4.6 million.

The warrants at issue (collectively, the “Warrants”) consist of the following warrants outstanding as of March 31, 2015 and December 31, 2014:

Issued to Investors on July 28, 2010, entitling the holders to purchase 1,034,996 common shares in the Company at an exercise price of $9.00 per common share up to and including July 27, 2017	1,034,996

Issued to Investors on October 25, 2013, entitling the holders to purchase 1,250,000 common shares in the Company at an exercise price of $2.30 per common share up to and including April 24, 2021	1,117,178

Issued to Investors on November 17, 2014, entitling the holders to purchase 2,734,590 common shares in the Company at an exercise price of $2.31 per common share up to and including May 16, 2022	2,734,590

Total	4,886,764

The Warrants were classified as equity on the Company’s consolidated balance sheets, and the corresponding consolidated statements of operations did not include the non-cash changes in the estimated fair value of such warrants. The Warrants, however, contain a cash settlement feature regarding fundamental transactions that allow the warrant holders to have a different settlement option than the Company’s stockholders upon certain fundamental transactions, including certain changes of control of the Company, thereby precluding equity treatment for the Warrants.

Based on Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), warrant instruments that could potentially require net cash settlement in the absence of express language precluding such settlement should be initially classified as derivative liabilities at their estimated fair values, regardless of the likelihood that such instruments will ever be settled in cash. In periods subsequent to issuance, changes in the estimated fair value of the derivative instruments should be reported in the statement of operations. The Audit Committee, together with management, determined that the financial statements in the Restated Periods should be restated to reflect the Warrants as liabilities, with subsequent changes in their estimated fair value recorded as non-cash income or expense in each Restated Period.

The cumulative effect of these adjustments on our financial statements is a 9.1% decrease in the accumulated deficit in the amount of approximately $7.0 million as of March 31, 2015 and a 7.7% decrease in the accumulated deficit in the amount of approximately $5.8 million as of December 31, 2014. The restatement had no impact on net cash flows from operating, investing or financing activities as the adjustments resulting from the non-cash change in the fair value of the warrant liability for each period and the statements of operations only impacted net loss from operations. An explanation of the impact on our financial statements is contained in Note 2 to the condensed consolidated financial statements contained in Part I, Item 1: Financial Statements.

Items Amended in this Quarterly Report on Form 10-Q/A

            For the convenience of the reader, this Form 10-Q/A sets forth the Original Report in its entirety; however, this Form 10-Q/A amends and restates only the following items of the Original Report (other than internal cross-references and the like, which are updated throughout the document):

•	Part I, Item 1, Financial Statements;
•	Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations;
•	Part I, Item 4, Controls and Procedures;
•	Part II, Item 1A, Risk Factors; and
•	Part II, Item 6, Exhibits.

In addition to the restatement, this Form 10-Q/A includes as an exhibit an immaterial amendment to an agreement entered into in the first quarter of 2015.  In order to preserve the nature and character of the disclosures set forth in the Original Report, this Form 10-Q/A speaks as of the date of the filing of the Original Report, May 7, 2015, and the disclosures contained in this Form 10-Q/A have not been updated to reflect events occurring subsequent to that date, other than those associated with the restatement. Currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/A as Exhibits 31.1, 31.2 and 32.1. This Form 10-Q/A should be read in conjunction with the Original Report and the Company’s other filings with the SEC.

Internal Control Considerations

Management has assessed the effect of the restatement on the Company’s internal control over financial reporting and believes that this restatement represents a material weakness in its internal control over financial reporting for all periods under restatement. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. For a discussion of management’s consideration of the material weakness identified, see Part I, Item 4: Controls and Procedures included in this Quarterly Report.

The line items that have been amended and restated, including the corrections to the comparative periods of 2014, are set forth below:

	Three Months Ended March 31, 2015
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Operations Data (unaudited):
Warrant revaluation	$-	1,197,986	$1,197,986
Income (loss) from operations before income taxes	(1,080,324)	1,197,986	117,662
Net income (loss)	(1,080,324)	1,197,986	117,662
Net income (loss) per share, basic and diluted	$(0.06)	0.07	$0.01

	Three Months Ended March 31, 2014
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Operations Data (unaudited):
Warrant revaluation	$-	(1,974,330)	$(1,974,330)
Loss from operations before income taxes	(1,433,922)	(1,974,330)	(3,408,252)
Net loss	(1,433,922)	(1,974,330)	(3,408,252)
Net loss per share, basic and diluted	$(0.10)	(0.13)	$(0.23)

	As of March 31, 2015
	As Previously Reported	Adjustment	As Restated
Consolidated Balance Sheet Data (unaudited):
Warrant liability	$-	3,435,326	$3,435,326
Total liabilities	586,685	3,435,326	4,022,011
Additional paid-in capital	81,358,020	(10,474,875)	70,883,145
Accumulated deficit	(76,975,178)	7,039,549	(69,935,629)
Total stockholders’ equity	$4,400,925	(3,435,326)	$965,599

	Three Months Ended March 31, 2015
	As Previously Reported	Adjustment	As Restated

Consolidated Cash Flows Data (unaudited):
Net income (loss)	$(1,080,324)	1,197,986	$117,662
Warrant revaluation	$-	(1,197,986)	$(1,197,986)

	Three Months Ended March 31, 2014
	As Previously Reported	Adjustment	As Restated

Consolidated Cash Flows Data (unaudited):
Net loss	$(1,433,922)	(1,974,330)	$(3,408,252)
Warrant revaluation	$-	1,974,330	$1,974,330

PART I—FINANCIAL INFORMATION

Lightbridge Corporation
Condensed Consolidated Balance Sheets

	March 31,
	2015	December 31,
	(Unaudited)	2014
	Restated	Restated
ASSETS
Current Assets
Cash and cash equivalents	$3,171,530	$4,220,225
Restricted cash	325,341	325,181
Accounts receivable - project revenue and reimbursable project costs	318,383	469,086
Prepaid expenses and other current assets	319,494	205,185
Total Current Assets	4,134,748	5,219,677

Property Plant and Equipment -net	-	-

Other Assets
Patent costs	852,862	833,560

Total Assets	$4,987,610	$6,053,237

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$586,685	$653,669
Total Current Liabilities	586,685	653,669

Warrant liability	3,435,326	4,633,312

Total Liabilities	4,022,011	5,286,981

Commitments and contingencies – note 6

Stockholders' Equity
Preferred stock, $0.001 par value, 50,000,000 authorized shares, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 authorized, 18,082,874 shares outstanding at March 31, 2015 and December 31, 2014	18,083	18,083
Additional paid-in capital	70,883,145	70,801,464
Accumulated deficit	(69,935,629)	(70,053,291)
Total Stockholders' Equity	965,599	766,256

Total Liabilities and Stockholders' Equity	$4,987,610	$6,053,237

The accompanying notes are an integral part of these condensed consolidated financial statements

Lightbridge Corporation
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2015	2014
	Restated	Restated
Revenue:

Consulting Revenue	$123,895	$254,107

Cost of Consulting Services Provided	57,391	125,012

Gross Margin	66,504	129,095

Operating Expenses
General and administrative	931,643	1,131,419
Research and development expenses	212,831	431,986
Total Operating Expenses	1,144,474	1,563,405

Operating Loss	(1,077,970)	(1,434,310)

Other Income and (Expenses)
Warrant revaluation	1,197,986	(1,974,330)
Investment income	-	388
Other income (expenses)	(2,354)	-
Total Other Income and (Expenses)	1,195,632	(1,973,942)

Net income (loss) before income taxes	117,662	(3,408,252)

Income taxes	-	-

Net income (loss)	$117,662	$(3,408,252)

Net Earnings (Loss) Per Common Share, Basic and Diluted	$0.01	$(0.23)

Weighted Average Number of Shares Outstanding	18,082,874	15,058,163

The accompanying notes are an integral part of these condensed consolidated financial statements

Lightbridge Corporation
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2015	2014
	Restated	Restated
Operating Activities:
Net Income (Loss)	$117,662	$(3,408,252)
Adjustments to reconcile net income (loss) from operations to net cash used in operating activities:
Stock-based compensation	81,680	59,796
Loss on marketable securities	-	(434)
Warrant revaluation	(1,197,986)	1,974,330
Changes in non-cash operating working capital items:
Accounts receivable - fees and reimburseable project costs	150,703	(81,822)
Prepaid expenses and other assets	(114,309)	(172,937)
Accounts payable and accrued liabilities	(66,983)	160,113
Net Cash Used In Operating Activities	(1,029,233)	(1,469,206)

Investing Activities:
Patent costs	(19,302)	(26,420)
Net Cash Used In Investing Activities	(19,302)	(26,420)

Financing Activities:
Restricted cash	(160)	(179)
Net Cash Used In Financing Activities	(160)	(179)

Net Decrease In Cash and Cash Equivalents	(1,048,695)	(1,495,805)

Cash and Cash Equivalents, Beginning of Period	4,220,225	3,672,877

Cash and Cash Equivalents, End of Period	$3,171,530	$2,177,072

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

LIGHTBRIDGE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.                  Basis of Presentation, Summary of Significant Accounting Policies and Nature of Operations

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Lightbridge Corporation and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2014, included in our Annual Report on Form 10-K/A for the year ended December 31, 2014.

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

We were formed on October 6, 2006, when Thorium Power, Ltd. merged with Thorium Power, Inc., (“TPI”), which had been formed in the State of Delaware on January 8, 1992. On September 29, 2009, we changed our name from Thorium Power, Ltd. to Lightbridge Corporation (“Lightbridge” or the “Company”). We are engaged in two operating business segments: our Technology Business Segment and our Consulting Business Segment (see Note 10-Business Segment Results).

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

Approximately 78% of all accounts receivable at March 31, 2015 and substantially all of our December 31, 2014, are from the FANR and ENEC contracts (see Note 4-Accounts Receivable – Project Revenue and Reimbursable Project Costs).

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

The Company adopted the ASC standards relating to “Accounting for Uncertainty in Income Taxes.” This pronouncement provides guidance for recognizing and measuring uncertain tax positions, as defined in the FASB accounting pronouncement “ Accounting for Income Taxes .” This pronouncement prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements. This pronouncement also provides accounting guidance on derecognizing, classification and disclosure of these uncertain tax positions. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company has not recognized any interest and penalties in 2015 or 2014.

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

Segment Reporting

We use the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by our chief decision makers for making operating decisions and assessing performance, as the source for determining our reportable segments. We have determined that we have two operating segments as defined by the FASB accounting pronouncement, “ Disclosures about Segments of an Enterprise and Related Information .” As discussed above, our two reporting business segments are our technology business and our consulting services business (See Note 10 - Business Segment Results).

Warrant Liability

The Company accounts for stock warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreement. Stock warrants are accounted for as a derivative in accordance with Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”) if the stock warrants contain terms that could potentially require “net cash settlement” and therefore, do not meet the scope exception for treatment as a derivative. Warrant instruments that could potentially require “net cash settlement” in the absence of express language precluding such settlement are initially classified as derivative liabilities at their estimated fair values, regardless of the likelihood that such instruments will ever be settled in cash. The Company will continue to classify the fair value of the warrants that contain “net cash settlement” as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability. For additional discussion on warrants, see Note 8.

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

Note 2. Restatement of Previously Issued Condensed Consolidated Financial Statements

On November 4, 2015, the Audit Committee of the Company’s Board of Directors (the “Audit Committee”), in connection with an internal review initiated by Company management, concluded that, because of a misapplication of the accounting guidance related to certain of the Company’s warrants, the Company’s previously issued consolidated financial statements for all periods beginning with the quarterly period ended September 30, 2010 through June 30, 2015 (collectively, the “Affected Periods”) should no longer be relied upon. As such, the Company is restating in this Quarterly Report its financial statements for the quarterly periods ended March 31, 2015 and 2014. However, these restatements result in non-cash, non-operating financial statement corrections and will have no impact on the Company’s current or previously reported cash position, operating expenses or total operating, investing or financing cash flows, or net operating loss carryforward. The Company’s December 31, 2014 opening balances were adjusted to reflect the cumulative impact of these restatements as a decrease in additional paid-in capital of $10.4 million and a decrease in accumulated deficit of $5.8 million, for a total change to stockholders’ deficit of $4.6 million.

The warrants at issue (collectively, the “Warrants”) consist of the following warrants outstanding as of March 31, 2015 and December 31, 2014:

Issued to Investors on July 28, 2010, entitling the holders to purchase 1,034,996 common shares in the Company at an exercise price of $9.00 per common share up to and including July 27, 2017	1,034,996

Issued to Investors on October 25, 2013, entitling the holders to purchase 1,250,000 common shares in the Company at an exercise price of $2.30 per common share up to and including April 24, 2021	1,117,178

Issued to Investors on November 17, 2014, entitling the holders to purchase 2,734,590 common shares in the Company at an exercise price of $2.31 per common share up to and including May 16, 2022	2,734,590

Total	4,886,764

The Warrants were issued and classified as equity on the Company’s consolidated balance sheets. The corresponding Condensed Consolidated Statements of Operations did not include the non-cash changes in the estimated fair value of such Warrants. Those Warrants, however, contain a cash settlement feature regarding fundamental transactions that allowed those Warrant holders to have a different settlement option than the Company’s stockholders upon certain fundamental transactions, including a change of control of the Company, thereby precluding equity treatment for the Warrants.

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

Impact of the Restatement – March 31, 2015 and March 31, 2014

	Three Months Ended March 31, 2015
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Operations Data (unaudited):
Warrant revaluation	$-	1,197,986	$1,197,986
Income (loss) from operations before income taxes	(1,080,324)	1,197,986	117,662
Net income (loss)	(1,080,324)	1,197,986	117,662

Net earnings (loss) per share, basic and diluted	$(0.06)	0.07	$0.01

	Three Months Ended March 31, 2014
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Operations Data (unaudited):
Warrant revaluation	$-	(1,974,330)	$(1,974,330)
Loss from operations before income taxes	(1,433,922)	(1,974,330)	(3,408,252)
Net loss	(1,433,922)	(1,974,330)	(3,408,252)
Net loss per share, basic and diluted	$(0.10)	(0.13)	$(0.23)

	As of March 31, 2015
	As Previously Reported	Adjustment	As Restated
Consolidated Balance Sheet Data (unaudited):
Warrant liability	$-	3,435,326	$3,435,326
Total liabilities	586,685	3,435,326	4,022,011
Additional paid-in capital	81,358,020	(10,474,875)	70,883,145
Accumulated deficit	(76,975,178)	7,039,549	(69,935,629)
Total stockholders’ equity	$4,400,925	(3,435,326)	$965,599

	Three Months Ended March 31, 2015
	As Previously Reported	Adjustment	As Restated
Consolidated Cash Flows Data (unaudited):
Net income(loss)	$(1,080,324)	1,197,986	$117,662
Warrant revaluation	$-	(1,197,986)	$(1,197,986)

	Three Months Ended March 31, 2014
	As Previously Reported	Adjustment	As Restated

Consolidated Cash Flows Data (unaudited):
Net loss	$(1,433,922)	(1,974,330)	$(3,408,252)
Warrant revaluation	$-	1,974,330	$1,974,330

Note 3.                  Net Earnings (Loss) Per Share

Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period except that it does not include unvested common shares subject to repurchase or cancellation. Diluted net income per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, warrants, restricted shares, and unvested common shares subject to repurchase or cancellation. The dilutive effect of outstanding stock options, restricted shares, restricted stock units, and warrants is not reflected in diluted earnings per share because we incurred net losses for the three months ended March 31, 2015 and 2014, and the effect of including these potential common shares in the diluted earnings per share calculations would not be significant for the three months ended March 31, 2015 and anti-dilutive for the three months ended March 31, 2014 and are therefore not included in the calculations.

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

Note 5.                  Accounts Payable and Accrued Liabilities

Accounts payable and accrued expenses (in millions) consisted of the following:

	March 31,	Dec 31,
	2015	2014
Trade payables	$0.3	$0.3

Accrued expenses and other	0.3	0.4
Total	$0. 6	$0.7

Note 6.                  Commitments and Contingencies

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

Litigation

Our former Chief Financial Officer, filed a complaint against the Company and Seth Grae, President and Chief Executive Officer, 16 with the Circuit Court of Fairfax County, Virginia (the “Fairfax County Complaint”), and a separate complaint against the Company with the U.S. Occupational Safety and Health Administration (the “OSHA Complaint”) on March 9, 2015.

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

Liability-classified Warrants

The foregoing warrants are recorded as liabilities at their estimated fair value at the date of issuance, with the subsequent changes in estimated fair value recorded in other income (expense) in the Company’s statement of operations in each subsequent period. The change in the estimated fair value of our warrant liability for the three months ended March 31, 2015 and 2014 resulted in non-cash income of approximately $1.2 million and non-cash expense of approximately $2.0 million, respectively. The Company utilizes the Monte Carlo simulation valuation method to value the liability classified warrants.

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

The following table summarizes the calculated aggregate fair values, along with the assumptions utilized in each calculation:

	March 31,	December 31,
	2015	2014
Calculated aggregate value	$3,435,326	$4,633,312
Weighted average exercise price per share of warrant	$3.72	$3.72
Closing price per share of common stock	$1.24	$1.55
Weighted average volatility	88.40	89.80
Weighted average remaining expected life (years)	5.79	6.11
Weighted average risk-free interest rate	1.65	1.94
Dividend yield	0%	0%

Note 9.                  Stockholders’ Equity

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

Stock option transactions to the employees, directors, advisory board members and consultants are summarized as follows for the year ended December 31, 2014:

		Weighted	Weighted
	Options	Average	Average
	Outstanding	Exercise	Grant Date Fair
		Price	Value

Beginning of the year	1,564,257	$9.19	$10.61
Granted	579,429	$2.55	$1.79
Exercised	-	-	-
Forfeited	(117,122)	$2.55	$1.79
Expired	-	$-	$-
End of year	2,026,564	$9.19	$10.61

Options exercisable	1,564,257	$11.16	$10.61

The above tables include options issued and outstanding as of March 31, 2015, as follows:

i)	A total of 255,202 non-qualified 10 year options have been issued, and are outstanding, to advisory board members at exercise prices of $4.50 to $14.40 per share.

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

Note 10.        Business Segment Results

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

The following tables show the operations of the Company’s reportable business segments for the three months ended March 31, 2015 and 2014.

BUSINESS SEGMENT RESULTS – THREE MONTHS ENDED MARCH 31, 2015 AND 2014

	Consulting		Technology		Corporate and Eliminations		Total
	2015	2014	2015	2014	2015	2014	2015	2014
Revenue	123,895	254,107	0	0	0	0	123,895	254,107

Segment Profit – Pre Tax	(60,918)	80,911	(212,831)	(432,086)	391,411	(3,057,077)	117,662	(3,408,252)
Total Assets	318,383	507,738	852,862	725,588	3,816,365	3,210,300	4,987,610	4,443,626
Property Additions	0	0	0	0	0	0	0	0
Interest Expense	0	0	0	0	0	0	0	0
Depreciation	0	0	0	0	0	0	0	0

Note 11.        Fair Value Measurements

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

            The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liability measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014:

	Fair value measurement using
		Significant	Significant
	Quoted prices in	other	unobservable
	active markets	observable	inputs
	(Level 1)	inputs (Level 2)	(Level 3)	Total
Balance at March 31, 2015
Assets:
Cash and cash equivalents	$3,171,530	$—	$—	$3,171,530
Liabilities:
Warrant liability	$—	$—	$3,435,326	$3,435,326

	Fair value measurement using
		Significant	Significant
	Quoted prices in	other	unobservable
	active markets	observable	inputs
	(Level 1)	inputs (Level 2)	(Level 3)	Total
Balance at December 31, 2014
Assets:
Cash and cash equivalents	$4,220,225	$—	$—	$4,220,225
Liabilities:
Warrant liability	$—	$—	$4,633,312	$4,633,312

The reconciliation of warrant liability (rounded to the nearest thousand) measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

Warrant Liability
Balance at December 31, 2013	$1,711,000
Issuance of additional warrants	4,416,000
Exercise of warrants	(331,000)
Change in fair value of warrant liability	(1,163,000)
Balance at December 31, 2014	4,633,000
Issuance of additional warrants	-
Exercise of warrants	-
Change in fair value of warrant liability	(1,198,000)
Balance at March 31, 2015	3,435,000

The fair value of the warrant liability is based on Level 3 inputs. For this liability, the Company developed its own assumptions that do not have observable inputs or available market data to support the fair value. See Note 8 for further discussion of the warrant liability.

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

Restatement

This MD&A has been amended and restated to give effect to the restatement of our consolidated financial statements and related disclosures as of and for the three months ended March 31, 2015 and 2014. The Company is restating its historical financial results for such periods to reclassify its warrants as derivative liabilities instead of equity on the Company’s balance sheets, with changes to the fair market value of the issuance of the warrants in subsequent periods reported in the Company’s statement of operations. The impact of the restatement is more fully described in Note 2 to the condensed consolidated financial statements contained elsewhere in this Quarterly Report.

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

The major nuclear accident at the Fukushima nuclear power plant in Japan in March 2011 increased public opposition to nuclear power in some countries, resulting in a slowdown in, or a complete halt to, new construction of nuclear power plants and an early shut down of existing power plants in select countries. As a result, some countries that were considering launching new domestic nuclear power programs before the Fukushima accident have delayed or cancelled preparatory activities that they were planning to undertake 26 as part of such programs. After the Fukushima accident, there has been an increased interest by nuclear utilities in seeking safety enhancements to reduce the likelihood and effects of future accidents, which may create opportunities for our nuclear fuel technology business segment.

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

Operations Review - Restated

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

BUSINESS SEGMENT RESULTS – THREE MONTHS ENDED MARCH 31, 2015 AND 2014

	Consulting		Technology		Corporate and Eliminations		Total
	2015	2014	2015	2014	2015	2014	2015	2014
Revenue	123,895	254,107	0	0	0	0	123,895	254,107

Segment Profit – Pre Tax	(60,918)	80,911	(212,831)	(432,086)	391,411	(3,057,077)	117,662	(3,408,252)
Total Assets	318,383	507,738	852,862	725,588	3,816,365	3,210,300	4,987,610	4,443,626
Property Additions	0	0	0	0	0	0	0	0
Interest Expense	0	0	0	0	0	0	0	0
Depreciation	0	0	0	0	0	0	0	0

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

Consolidated Results of Operations

The following table presents our historical operating results as a percentage of revenues for the three months ended March 31, 2015 and March 31, 2014 indicated:

			(Decrease)	(Decrease)
	2015	2014	Change $	Change %

Consulting Revenues	$123,895	$254,107	$(130,212)%	-51%

Cost of services provided

Consulting expenses	$57,391	125,012	$(67,621)%	-54%
% of total revenues	46%	49%

Gross profit	$66,504	$129,095	$(62,591)%	-48%
% of total revenues	54%	51%

Operating Expenses
General and administrative
	$931,643	$1,131,419	$(199,776)%	-18%
% of total revenues	752%	445%

Research and development expenses	$212,831	$431,986	$(219,155)%	-51%
% of total revenues	172%	170%

Total Operating Loss	$(1,077,970)	$(1,434,310)	$(356,340)%	-25%
% of total revenues	-870%	-564%

Other Income and (Expenses)	$1,195,632	(1,973,942)	$3,169,574%	161%
% of total revenues	965%	-777%

Net loss - before income taxes	$117,662)	$(3,408,252)	$3,525,915%	103%
% of total revenues	95%	-1,341%

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

See Note 1 and Note 4 of the Notes to our Consolidated Financial Statements included in Part I Item 1 of this Quarterly Report on Form 10-Q/A for additional information about our revenue.

Costs and Expenses

The following table presents our cost of services provided, by business segment, for the three months presented (rounded in millions):

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

See Note 1 and Note 4 of the Notes to our Consolidated Financial Statements included in Part I Item 1 of this Quarterly Report on Form 10-Q/A for additional information about our cost of services provided.

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

See Note 7 of the Notes to our Consolidated Financial Statements included in Part I Item 1 of this Quarterly Report Form on 10-Q/A for additional information about our research and development costs.

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

See Note 9 of the Notes to our Consolidated Financial Statements included in Part 1 Item 1 of this Quarterly Report on Form 10-Q/A for information regarding our stock-based compensation.

Other Income (Expenses), Net

Interest income and other income and expenses, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, was substantially the same.

Change in Revaluation of Warrant Liability

During the three months ended March 31, 2015 and 2014, we recorded non-cash warrant income of $1.2 million and warrant expense of $2.0 million, respectively, for warrant revaluation in our statements of operations due to a change in the fair value of the warrant liability as a result of a change in our stock price and a change in the contractual life of the warrants.

See Note 8 of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q/A for information regarding our warrant liability.

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

Cash used in operating activities in the three months ended March 31, 2015, consisted of net loss adjusted for non-cash (income) expense items such as depreciation and amortization and warrant revaluation, as well as the effect of changes in working capital. Cash used in operating activities in the three months ended March 31, 2015, consisted of net income of $0.1 million and net adjustments for non-cash (income) expense items totaling ($1.1) million, consisting of stock-based compensation of $0.1 million and warrant revaluation of ($1.2) million. Total cash provided by working capital was not significant.

Cash used in operating activities for the three months ended March 31, 2014, consisted of net loss adjusted for non-cash (income) expense items such as depreciation and amortization and warrant revaluation, as well as the effect of changes in working capital. Cash used in operating activities for the three months ended March 31, 2014, consisted of a net loss of $3.4 million and net adjustments for non-cash expense items totaling $2.1 million, consisting of stock-based compensation of $0.1 million and warrant revaluation of $2.0 million. Total cash used for working capital totaled $0.2 million. The cash used for working capital was due to the decrease in accounts receivable of $0.3 million offset by an increase in prepaid expenses and other assets of $0.1 million.

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

ITEM 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not Required.

ITEM 4.               CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report on Form 10-Q/A. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, management concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management (including the chief executive officer and chief financial officer) to allow timely decisions regarding required disclosure and that our disclosure controls and procedures are effective to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Our management, including our principal executive officer and principal financial officer, evaluated the disclosure controls and procedures related to the recording, processing, summarization and reporting of information in the periodic reports that we file with the SEC. These disclosure controls and procedures have been designed to ensure that (a) material information relating to us, including our consolidated subsidiaries, is made known to management, including these officers, by our other employees, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. At the time that our Quarterly Report on Form 10-Q for the quarters ended March 31, 2015 and 2014, was filed on May 7, 2015, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of March 31, 2015. Subsequent to that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that we did not maintain effective internal control over financial reporting as of March 31, 2015 because of a material weakness in our internal control over financial reporting described below related to accounting for warrants. Notwithstanding the material weakness described above, management has concluded that our condensed consolidated financial statements for the periods included in this Quarterly Report on Amended Form 10-Q/A are fairly stated in all material respects in accordance with generally accepted accounting principles for each of the periods presented herein.

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

As described elsewhere in this Quarterly Report on Form 10-Q/A, we identified a material weakness in our internal control over financial reporting related to our prior interpretation of ASC 815 and our initial classification and subsequent accounting of warrants as either liabilities or equity instruments. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of March 31, 2015. This material weakness resulted in a misstatement of our liabilities, non-cash expense relating to the changes in fair value of common stock warrants, additional paid-in capital, accumulated deficit accounts and related financial disclosures.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and intelligently apply developments in accounting, we plan to enhance these processes to better evaluate our research and understanding of the nuances of increasingly complex accounting standards. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified, related to our warrant accounting, see Note 2, “Restatement of Previously Issued Condensed Consolidated Financial Statements” to the condensed consolidated financial statements, as well as Part I, Item 4, “Controls and Procedures” included in this amended Quarterly Report on Form 10-Q/A.

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

Exhibit Number	Description
10.1	Change Order No. 2 to Consultancy Services Agreement between Emirates Nuclear Energy Corporation and the Company
31.1	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Accounting Officer
32	Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-Q/A to be signed on its behalf by the undersigned, thereto duly authorized individuals.

Date: November 23, 2015

LIGHTBRIDGE CORPORATION

By:	/s/ Seth Grae
Name: Seth Grae
Title: President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Linda Zwobota
Name: Linda Zwobota
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Change Order No. 2 to Consultancy Services Agreement between Emirates Nuclear Energy Corporation and the Company
31.1	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Accounting Officer
32	Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document