Form 10-Q/A
period 2015-06-30
LIGHTBRIDGE Corp
filed 2015-11-23
CIK 1084554

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

_____________________________________________________________
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

LIGHTBRIDGE CORPORATION
Form 10-Q/A
For the Quarterly Period Ended June 30, 2015

PART I – FINANCIAL INFORMATION

Explanatory Note

In this Quarterly Report on Form 10-Q/A (Amendment No.1) for the quarter ended June 30, 2015 (“Quarterly Report”), as originally filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2015 (the “Original Report”), Lightbridge Corporation (“Lightbridge,” the “Company,” “we” or “us”) is restating its previously issued condensed consolidated financial statements and the related disclosures for the three months and six months ended June 30, 2015 and June 30, 2014 (collectively, the “Restated Periods”). As discussed in further detail below and in Note 2 to the accompanying condensed consolidated financial statements, the restatement is the result of a misapplication in the guidance on accounting for warrants. We assessed the impact of this misapplication on our prior interim and annual financial statements and concluded that the combined impact was material to these financial statements. Consequently, we have restated the prior period financial statements identified above. Concurrently with the filing of this Form 10-Q/A, the Company is also filing Amendment No. 1 on Form 10-Q/A to the Company’s Quarterly on Form 10-Q for the quarterly period ended March 31, 2015, as originally filed with the SEC on May 7, 2015. All amounts in this Quarterly Report affected by the restatement adjustments reflect such amounts as restated.

For a more detailed explanation of these matters and resulting restatements, please see Part I, Item 1: Financial Statements – Note 2 and Note 8 to the Condensed Consolidated Financial Statements and Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operation– Restatement of Previously Issued Condensed Consolidated Financial Statements.

Background of Restatement

On September 4, 2015, management sent a letter to the Office of the Chief Accountant of the SEC concerning the appropriate accounting treatment for its outstanding warrants. After discussions with the SEC staff, management determined that the warrants should have been initially classified as derivative liabilities. On November 4, 2015, the Audit Committee of the Company’s Board of Directors (the “Audit Committee”), in connection with the internal review initiated by Company management, concluded that, because of a misapplication of the accounting guidance related to the Company’s warrants, the Company’s previously issued consolidated financial statements for all periods beginning with the quarterly period ended September 30, 2010 through June 30, 2015 (collectively, the “Affected Periods”) should no longer be relied upon. As such, the Company is restating in this Quarterly Report its financial statements for the three and six months periods ended June 30, 2015 and 2014. These restatements result in non-cash, non-operating financial statement corrections and will have no impact on the Company’s current or previously reported cash position, operating expenses or total operating, investing or financing cash flows, or net operating loss carryforward. The Company’s December 31, 2014 opening balances were adjusted to reflect the cumulative impact of these restatements as a decrease in additional paid-in capital of $10.4 million and a decrease in accumulated deficit of $5.8 million, for a total change to stockholders’ equity of $4.6 million.

The warrants at issue (collectively, the “Warrants”) consist of the following warrants outstanding as of June 30, 2015 and December 31, 2014:

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

The cumulative effect of these adjustments on our financial statements is a 9.6% decrease in the accumulated deficit in the amount of approximately $7.5 million as of June 30, 2015 and a 7.7% decrease in the accumulated deficit in the amount of approximately $5.8 million as of December 31, 2014. The restatement had no impact on net cash flows from operating, investing or financing activities as the adjustments resulting from the non-cash change in the fair value of the warrant liability for each period and the statements of operations only impacted net loss from operations. An explanation of the impact on our financial statements is contained in Note 2 to the condensed consolidated financial statements contained in Part I, Item 1: Financial Statements.

Items Amended in this Quarterly Report on Form 10-Q/A

For the convenience of the reader, this Form 10-Q/A sets forth the Original Report in its entirety; however, this Form 10-Q/A amends and restates only the following items of the Original Report (other than internal cross-references and the like, which are updated throughout the document):

•	Part I, Item 1, Financial Statements;
•	Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations;
•	Part I, Item 4, Controls and Procedures; and
•	Part II, Item 1A, Risk Factors;

In order to preserve the nature and character of the disclosures set forth in the Original Report, this Form 10-Q/A speaks as of the date of the filing of the Original Report, August 14, 2015, and the disclosures contained in this Form 10-Q/A have not been updated to reflect events occurring subsequent to that date, other than those associated with the restatement. Currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/A as Exhibits 31.1, 31.2 and 32.1. This Form 10-Q/A should be read in conjunction with the Original Report and the Company’s other filings with the SEC.

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

The line items that have been amended and restated, including the corrections to the comparative periods of 2014, are set forth below:

	Three Months Ended June 30, 2015
	As Previously
	Reported	Adjustment	As Restated
Consolidated Statement of Operations Data:
Warrant revaluation	$-	$460,265	$460,265
Loss from operations before income taxes	(1,481,621)	460,265	(1,021,356)
Net loss	(1,481,621)	460,265	(1,021,356)
Net loss per share, basic and diluted	$(0.08)	$0.02	$(0.06)

	Three Months Ended June 30, 2014
	As Previously
	Reported	Adjustment	As Restated
Consolidated Statement of Operations Data:
Warrant revaluation	$-	$(96,029)	$(96,029)
Loss from operations before income taxes	(1,655,108)	(96,029)	(1,751,137)
Net loss	(1,655,108)	(96,029)	(1,751,137)
Net loss per share, basic and diluted	$(0.11)	$(0.01)	$(0.12)

	Six Months Ended June 30, 2015
	As Previously
	Reported	Adjustment	As Restated
Consolidated Statement of Operations Data:
Warrant revaluation	$-	$1,658,251	$1,658,251
Income (Loss) from operations before income taxes	(2,560,593)	1,658,251	(902,342)
Net income (loss)	(2,560,593)	1,658,251	(902,342)
Net income (loss) per share, basic and diluted	$(0.14)	$0.09	$(0.05)

	Six Months Ended June 30, 2014
	As Previously
	Reported	Adjustment	As Restated
Consolidated Statement of Operations Data:
Warrant revaluation	$-	$(2,070,359)	$(2,070,359)
Loss from operations before income taxes	(3,089,030)	(2,070,359)	(5,159,389)
Net loss	(3,089,030)	(2,070,359)	(5,159,389)
Net loss per share, basic and diluted	$(0.21)	$(0.13)	$(0.34)

	Six Months Ended June 30, 2015
	As Previously
	Reported	Adjustment	As Restated
Consolidated Cash Flows Data:
Net loss	$(2,560,593)	$1,658,251	$(902,342)
Warrant revaluation	$-	$(1,658,251)	$(1,658,251)

	Six Months Ended June 30, 2014
	As Previously
	Reported	Adjustment	As Restated
Consolidated Cash Flows Data:
Net loss	$(3,089,030)	$(2,070,359)	$(5,159,389)
Warrant revaluation	$-	$2,070,359	$2,070,359

	As of December 31, 2014

	As Previously
	Reported	Adjustment	As Restated
Consolidated Balance Sheet Data:
Warrant liability	$-	4,633,312	$4,633,312
Total liabilities	653,669	4,633,312	5,286,981
Additional paid-in capital	81,276,339	(10,474,875)	70,801,464
Accumulated deficit	(75,894,854)	5,841,563	(70,053,291)
Total stockholders’ equity	$5,399,568	(4,633,312)	$766,256

	As of June 30, 2015
	As Previously
	Reported	Adjustment	As Restated
Consolidated Balance Sheet Data:
Warrant liability	$-	$2,975,061	$2,975,061
Total liabilities	452,571	2,975,061	3,427,632
Additional paid-in capital	82,016,278	(10,474,875)	71,541,403
Accumulated deficit	(78,455,447)	7,499,814	(70,955,633)
Total stockholders’ equity	$3,578,914	$(2,975,061)	$603,853

Lightbridge Corporation
Condensed Consolidated Balance Sheets

	June 30,
	2015	December 31,
	(Unaudited)	2014
ASSETS	Restated	Restated

Current Assets
Cash and cash equivalents	$2,371,266	$4,220,225
Restricted cash	325,505	325,181
Accounts receivable - project revenue and reimbursable project costs	247,144	469,086
Prepaid expenses and other current assets	203,795	205,185
Total Current Assets	3,147,710	5,219,677

Property Plant and Equipment -net	-	-

Other Assets
Patent costs	883,775	833,560

Total Assets	$4,031,485	$6,053,237

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$452,571	$653,669
Total Current Liabilities	452,571	653,669

Warrant liability	2,975,061	4,633,312

Total Liabilities	3,427,632	5,286,981

Commitments and contingencies– note 6

Stockholders' Equity
Preferred stock, $0.001 par value, 50,000,000 authorized shares, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 authorized, 18,082,874 shares outstanding at June 30, 2015 and December 31, 2014	18,083	18,083
Additional paid-in capital	71,541,403	70,801,464
Accumulated Deficit	(70,955,633)	(70,053,291)
Total Stockholders' Equity	603,853	766,256

Total Liabilities and Stockholders' Equity	$4,031,485	$6,053,237

The accompanying notes are an integral part of these condensed consolidated financial statements

Lightbridge Corporation
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	Restated	Restated	Restated	Restated
Revenue:

Consulting Revenue	$298,162	$349,131	$422,057	$603,238

Cost of Consulting Services Provided	275,662	230,974	333,054	355,986

Gross Margin	22,500	118,157	89,003	247,252

Operating Expenses
General and administrative	1,108,807	1,149,420	2,039,100	2,280,839
Research and development expenses	394,715	624,448	607,545	1,056,434
Total Operating Expenses	1,503,522	1,773,868	2,646,645	3,337,273

Operating Loss	(1,481,022)	(1,655,711)	(2,557,642)	(3,090,021)

Other Income and (Expenses)
Warrant revaluation	460,265	(96,029)	1,658,251	(2,070,359)
Investment income	163	603	323	991
Other income (expenses)	(762)	-	(3,274)	-
Total Other Income and (Expenses)	459,666	(95,426)	1,655,300	(2,069,368)

Net loss before income taxes	(1,021,356)	(1,751,137)	(902,342)	(5,159,389)

Income taxes	-	-	-	-

Net loss	$(1,021,356)	$(1,751,137)	$(902,342)	$(5,159,389)

Net Loss Per Common Share, Basic and Diluted	$(0.06)	$(0.12)	$(0.05)	$(0.34)

Weighted Average Number of Shares Outstanding	18,082,874	15,067,885	18,082,874	15,063,052

The accompanying notes are an integral part of these condensed consolidated financial statements

Lightbridge Corporation
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2015	2014
	Restated	Restated
Cash Flows from Operating Activities:
Net Loss	$(902,342)	$(5,159,389)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock-based compensation	782,036	125,297
Loss on marketable securities	--	(792)
Warrant revaluation	(1,658,251)	2,070,359
Changes in non-cash operating working capital items:
Accounts receivable - fees and reimburseable project costs	221,942	17,685
Prepaid expenses and other assets	1,389	(50,203)
Accounts payable and accrued liabilities	(201,097)	378,220
Net Cash Used In Operating Activities	(1,756,323)	(2,618,823)

Cash Flows from Investing Activities:
Payments for patent costs	(50,215)	(65,546)
Net Cash Used In Investing Activities	(50,215)	(65,546)

Cash Flows from Financing Activities:
Payments for stock offering costs	(42,097)	-
Restricted cash	(324)	(554)
Net Cash Used In Financing Activities	(42,421)	(554)

Net Decrease In Cash and Cash Equivalents	(1,848,959)	(2,684,923)

Cash and Cash Equivalents, Beginning of Period	4,220,225	3,672,877

Cash and Cash Equivalents, End of Period	$2,371,266	$987,954

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year:
Interest	$-	$-
Income taxes	$-	$-

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

Accounts receivable are typically unsecured and are primarily derived from revenues earned from customers located in the Middle East. We perform ongoing evaluations to determine customer credit and we limit the amount of credit we extend, but generally we do not require collateral from our customers. We maintain reserves for estimated credit losses, however, no reserve has been set up at June 30, 2015 and 2014, as we have not incurred any credit losses from our customers to date.

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

For the three months and six months ended June 30, 2015, we recognized stock-based compensation of approximately $0.8 million and $0.1 million respectively. For the three months and six months ended June 30, 2014, we recognized stock-based compensation of approximately $0.1 million and $0.1 million respectively. Related income tax benefits were not recognized, as we incurred a tax loss for both years.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximate fair value because of their generally short maturities. We carry marketable securities at fair value.

Cash and Cash Equivalents and Restricted Cash

We invest our excess cash in money market mutual funds and mutual bond funds. We classify all highly liquid investments with stated maturities of three months or less from date of purchase as cash equivalents and all highly liquid investments with stated maturities of greater than three months as marketable securities. We hold cash balances in excess of the federally insured limits of $250,000 with one prominent financial institution. We deem this credit risk not to be significant as our cash is held by a major prominent financial institution. Total cash and cash equivalents held in checking accounts and a money market core cash account, as reported on the accompanying consolidated balance sheets, totaled approximately $2.4 million and $4.2 million at June 30, 2015 and December 31, 2014, respectively.

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

There was no provision for doubtful accounts recorded at June 30, 2015 and December 31, 2014, as we have not experienced any debt write-offs from any of our customers.

Approximately 66% of all accounts receivable at June 30, 2015 and substantially all of our December 31, 2014, are from the FANR and ENEC contracts (see Note 4-Accounts Receivable – Project Revenue and Reimbursable Project Costs).

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

The Company adopted the ASC standards relating to “Accounting for Uncertainty in Income Taxes.” This pronouncement provides guidance for recognizing and measuring uncertain tax positions, as defined in the FASB accounting pronouncement “Accounting for Income Taxes” This pronouncement prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements. This pronouncement also provides accounting guidance on derecognizing, classification and disclosure of these uncertain tax positions. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company has not recognized any interest and penalties in 2015 or 2014.

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

Patents and Legal Costs

Patents are stated on the accompanying consolidated balance sheets at cost. The costs of the patents, once placed in service, will be amortized on a straight-line basis over their estimated useful lives or the remaining legal lives of the patents, whichever is shorter. The amortization periods for our patents can range between 17 and 20 years if placed into service at the beginning of their legal lives. Our patents have not been placed in service for the three and six months ended June 30, 2015 and 2014.

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

Research, Development and Related Expenses

These costs from our Technology business segment are charged to operations in the period incurred and are shown on a separate line on the accompanying Consolidated Statements of Operations. Research and development and related expenses totaled approximately $0.4 million and $0.6 million for the three and six months ended June 30, 2015, respectively. Research and development and related expenses totaled approximately $0.6 million and $1.1 million for the three and six months ended June 30, 2014, respectively.

Segment Reporting

We use the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by our chief decision makers for making operating decisions and assessing performance, as the source for determining our reportable segments. We have determined that we have two operating segments as defined by the FASB accounting pronouncement, “Disclosures about Segments of an Enterprise and Related Information” As discussed above, our two reporting business segments are our technology business and our consulting services business (See Note 10 - Business Segment Results).

Warrant Liability

The Company accounts for stock warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreement. Stock warrants are accounted for as a derivative in accordance with Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”) if the stock warrants contain terms that could potentially require “net cash settlement” and therefore, do not meet the scope exception for treatment as a derivative. Warrant instruments that could potentially require “net cash settlement” in the absence of express language precluding such settlement are initially classified as derivative liabilities at their estimated fair values, regardless of the likelihood that such instruments will ever be settled in cash. The Company will continue to classify the fair value of the warrants that contain “net cash settlement” as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability. For additional discussion of our warrants, see Note 8.

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

Note 2. Restatement of Previously Issued Condensed Consolidated Financial Statements

On November 4, 2015, the Audit Committee of the Company’s Board of Directors (the “Audit Committee”), in connection with an internal review initiated by Company management, concluded that, because of a misapplication of the accounting guidance related to certain of the Company’s warrants, the Company’s previously issued consolidated financial statements for all periods beginning with the quarterly period ended September 30, 2010 through June 30, 2015 (collectively, the “Affected Periods”) should no longer be relied upon. As such, the Company is restating in this Quarterly Report its financial statements for the quarterly periods ended June 30, 2015 and 2014. However, these restatements result in non-cash, non-operating financial statement corrections and will have no impact on the Company’s current or previously reported cash position, operating expenses or total operating, investing or financing cash flows, or net operating loss carryforward. The Company’s December 31, 2014 opening balances were adjusted to reflect the cumulative impact of these restatements as a decrease in additional paid-in capital of $10.4 million and a decrease in accumulated deficit of $5.8 million, for a total change to stockholders’ equity of $4.6 million.

The warrants at issue (collectively, the “Warrants”) consist of the following warrants outstanding as of June 30, 2015 and December 31, 2014:

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

Impact of the Restatement – June 30, 2015 and 2014

	Three Months Ended June 30, 2015
	As Previously
	Reported	Adjustment	As Restated
Consolidated Statement of Operations Data:
Warrant revaluation	$-	$460,265	$460,265
Income (loss) from operations before income taxes	(1,481,621)	460,265	(1,021,356)
Net loss	(1,481,621)	460,265	(1,021,356)
Net loss per share, basic and diluted	$(0.08)	$0.02	$(0.06)

	Three Months Ended June 30, 2014
	As Previously
	Reported	Adjustment	As Restated
Consolidated Statement of Operations Data:
Warrant revaluation	$-	$(96,029)	$(96,029)
Loss from operations before income taxes	(1,655,108)	(96,029)	(1,751,137)
Net loss	(1,655,108)	(96,029)	(1,751,137)
Net loss per share, basic and diluted	$(0.11)	$(0.01)	$(0.12)

	Six Months Ended June 30, 2015
	As Previously
	Reported	Adjustment	As Restated
Consolidated Statement of Operations Data:
Warrant revaluation	$-	$1,658,251	$1,658,251
Loss from operations before income taxes	(2,560,593)	1,658,251	(902,342)
Net loss	(2,560,593)	1,658,251	(902,342)
Net loss per share, basic and diluted	$(0.14)	$0.09	$(0.05)

	Six Months Ended June 30, 2014
	As Previously
	Reported	Adjustment	As Restated
Consolidated Statement of Operations Data:
Warrant revaluation	$-	$(2,070,359)	$(2,070,359)
Loss from operations before income taxes	(3,089,030)	(2,070,359)	(5,159,389)
Net loss	(3,089,030)	(2,070,359)	(5,159,389)
Net loss per share, basic and diluted	$(0.21)	$(0.13)	$(0.34)

	Six Months Ended June 30, 2015
	As Previously
	Reported	Adjustment	As Restated
Consolidated Cash Flows Data:
Net loss	$(2,560,593)	$1,658,251	$(902,342)
Warrant revaluation	$-	$(1,658,251)	$(1,658,251)

	Six Months Ended June 30, 2014
	As Previously
	Reported	Adjustment	As Restated
Consolidated Cash Flows Data:
Net loss	$(3,089,030)	$(2,070,359)	$(5,159,389)
Warrant revaluation	$-	$2,070,359	$2,070,359

	As of December 31, 2014
	As Previously
	Reported	Adjustment	As Restated
Consolidated Balance Sheet Data:
Warrant liability	$-	4,633,312	$4,633,312
Total liabilities	653,669	4,633,312	5,286,981
Additional paid-in capital	81,276,339	(10,474,875)	70,801,464
Accumulated deficit	(75,894,854)	5,841,563	(70,053,291)
Total stockholders’ equity	$5,399,568	(4,633,312)	$766,256

	As of June 30, 2015
	As Previously
	Reported	Adjustment	As Restated
Consolidated Balance Sheet Data:
Warrant liability	$-	$2,975,061	$2,975,061
Total liabilities	452,571	2,975,061	3,427,632
Additional paid-in capital	82,016,278	(10,474,875)	71,541,403
Accumulated deficit	(78,455,447)	7,499,814	(70,955,633)
Total stockholders’ equity	$3,578,914	$(2,975,061)	$603,853

Note 3. Net Loss Per Share

Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period except that it does not include unvested common shares subject to repurchase or cancellation. Diluted net income per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, warrants, restricted shares, restricted stock units, and unvested common shares subject to repurchase or cancellation. The dilutive effect of outstanding stock options, restricted shares, restricted stock units, and warrants (see note 9 – Stockholders’ Equity) is not reflected in diluted earnings per share because we incurred net losses for the three months and six months ended June 30, 2015 and 2014, and the effect of including these potential common shares in the diluted earnings per share calculations would be anti-dilutive and are therefore not included in the calculations.

Note 4. Accounts Receivable – Project Revenue and Reimbursable Project Costs

FANR and ENEC Projects

The total accounts receivable from both the FANR and ENEC contracts was approximately $0.2 million and $0.5 million at June 30, 2015 and December 31, 2014, respectively. These amounts due from FANR and ENEC represent 66% of the accounts receivable reported at June 30, 2015 and 92% of the accounts receivable at December 31, 2014 Approximately 60% and 52% of the total revenues reported for the three and six months ended June 30, 2015 respectively, were from the ENEC and FANR contracts. Approximately 72% and 77% of the total revenues reported for the three and six months ended June 30, 2014 respectively, were from the ENEC and FANR contracts. Contracts with Lloyds Register constituted 35% and 42% of the total revenues reported for the three and six months ended June 30, 2015.

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

Note 5. Accounts Payable and Accrued Liabilities

Accounts payable and accrued expenses (in millions) consisted of the following:

	June 30,	December 31,
	2015	2014
Trade payables	$0.2	$0.3
Accrued expenses and other	0.3	0.4
Total	$0.5	$0.7

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

Note 8. Warrant Liability

The foregoing warrants are recorded as liabilities at their estimated fair value at the date of issuance, with the subsequent changes in estimated fair value recorded in other income (expense) in the Company’s statement of operations in each subsequent period. The change in the estimated fair value of our warrant liability for the three months ended June 30, 2015 and 2014 resulted in non-cash income of approximately $0.5 million and non-cash expense of approximately $0.1 million, respectively. The change in the estimated fair value of our warrant liability for the six months ended June 30, 2015 and 2014 resulted in non-cash income of approximately $1.7 million and non-cash expense of approximately $2.1 million, respectively. The Company utilizes the Monte Carlo simulation valuation method to value the liability classified warrants.

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

The following table summarizes the calculated aggregate fair values, along with the assumptions utilized in each calculation:

	June 30,	December 31,
	2015	2014
Calculated aggregate value	$2,975,061	$4,633,312
Weighted average exercise price per share of warrant	$3.72	$3.72
Closing price per share of common stock	$1.12	$1.55
Weighted average volatility	90.61	89.80
Weighted average remaining expected life (years)	5.54	6.11
Weighted average risk-free interest rate	1.82	1.94
Dividend yield	0%	0%

Note 9. Stockholders’ Equity

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

ATM Offering

On June 11, 2015, the Company entered into an at-the-market issuance (“ATM”) sales agreement with MLV & Co. LLC ("MLV"), pursuant to which the Company may issue and sell shares of its common stock from time to time through MLV as the Company's sales agent. The issuance and sale of shares by the Company under the sales agreement are registered shares under the Company's shelf registration statement on Form S-3, as filed with the Securities and Exchange Commission on June 11, 2015 and declared effective by the Securities and Exchange Commission. There have been no stock sales made through the ATM for the period ended June 30.

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

We received net proceeds of approximately $4.5 million after payment of certain fees and expenses related to the Offering. Theallocation of the proceeds from the offering, was originally recorded based on the relative fair value of the common stock and the warrants and the value of the warrants was recorded to additional paid in capital. The Company has reclassified these warrants from equity (see note 2) to liability and the fair value of that liability is re-measured at every reporting date. Changes in the fair value of the warrant liability are recognized in current earnings.

Outstanding Warrants

	June 30,
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

BUSINESS SEGMENT RESULTS – THREE MONTHS ENDED JUNE 30, 2015 AND 2014

					Corporate and
	Consulting		Technology		Eliminations		Total
	2015	2014	2015	2014	2015	2014	2015	2014
Revenue	298,162	349,131	0	0	0	0	298,162	349,131
Segment Profit (Loss)– Pre Tax	(228,641)	2,131	(394,715)	(624,448)	(398,000)	(1,128,820)	(1,021,356)	(1,751,137)
Total Assets	247,144	408,231	883,775	764,714	2,900,566	1,899,181	4,031,485	3,072,126
Property Additions	0	0	0	0	0	0	0	0
Interest Expense	0	0	0	0	0	0	0	0
Depreciation	0	0	0	0	0	0	0	0

BUSINESS SEGMENT RESULTS – SIX MONTHS ENDED JUNE 30, 2015 AND 2014

					Corporate and
	Consulting		Technology		Eliminations		Total
	2015	2014	2015	2014	2015	2014	2015	2014

Revenue	422,057	603,238	0	0	0	0	422,057	603,238
Segment Profit (Loss)– Pre Tax	(289,559)	83,040	(607,545)	(1,056,535)	(5,238)	(4,185,894)	(902,342)	(5,159,389)
Total Assets	247,144	408,231	883,775	764,714	2,900,566	1,899,181	4,031,485	3,072,126
Property Additions	0	0	0	0	0	0	0	0
Interest Expense	0	0	0	0	0	0	0	0
Depreciation	0	0	0	0	0	0	0	0

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

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liability measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014:

	Fair value measurement using
		Significant	Significant
	Quoted prices in	other	unobservable
	active markets	observable	inputs
($ rounded to nearest thousand)	(Level 1)	inputs (Level 2)	(Level 3)	Total
Balance at June 30, 2015
Assets:
Cash and cash equivalents	$2,371,000	$—	$—	$2,371,000
Liabilities:
Warrant liability	$—	$—	$2,975,000	$2,975,000

	Fair value measurement using
		Significant	Significant
	Quoted prices in	other	unobservable
	active markets	observable	inputs
($ rounded to nearest thousand)	(Level 1)	inputs (Level 2)	(Level 3)	Total
Balance at December 31, 2014
Assets:
Cash and cash equivalents	$4,220,000	$—	$—	$4,220,000
Liabilities:
Warrant liability	$—	$—	$4,633,000	$4,633,000

The reconciliation of warrant liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

($ rounded to nearest thousand)	Warrant Liability
Balance at December 31, 2013	$1,711,000
Issuance of additional warrants	4,416,000
Exercise of warrants	(331,000)
Change in fair value of warrant liability	(1,163,000)
Balance at December 31, 2014	4,633,000
Issuance of additional warrants	-
Exercise of warrants	-
Change in fair value of warrant liability	(1,658,000)
Balance at June 30, 2015	$2,975,000

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

Restatement

This MD&A has been amended and restated to give effect to the restatement of our consolidated financial statements and related disclosures as of and for the three months and six months ended June 30, 2015 and 2014. The Company is restating its historical financial results for such periods to reclassify its warrants as derivative liabilities instead of equity on the Company’s balance sheets, with changes to the fair market value of the issuance of the warrants in subsequent periods reported in the Company’s statement of operations. The impact of the restatement is more fully described in Note 2 to the condensed consolidated financial statements contained elsewhere in this Quarterly Report.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make a variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. For a discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our financial statements, please see “Critical Accounting Policies and Estimates” under Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K/A filed on November 23, 2015, incorporated herein by reference. There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2015.

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

OPERATIONS REVIEW

Business Segments and Periods Presented

We have provided a discussion of our results of operations on a consolidated basis and have also provided certain detailed segment information for each of our business segments below for the three months and six months ended June 30, 2015 and 2014, in order to provide a meaningful discussion of our business segments. We have organized our operations into two principal segments: Consulting and Technology Business segments. We present our segment information along the same lines that our chief executives review our operating results in assessing performance and allocating resources. Refer to Note 10 of the Notes to our Condensed Consolidated Financial Statements for the presentation of our business segments financials for the above mentioned reporting periods.

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

Consolidated Results of Operations – Three Months Ended June 30, 2015 and 2014- restated

The following table presents our restated historical operating results as a percentage of revenues for the three month periods ended June 30, 2015 and June 30, 2014:

			(Decrease)	(Decrease)
	2015	2014	Change $	Change %

Consulting Revenues	$298,162	$349,131	$(50,969)	-15%

Cost of services
Consulting expenses	$275,662	$230,974	$44,688	19%
% of total revenues	92%	66%
Gross profit	$22,500	$118,157	$(95,657)	-81%
% of total revenues	8%	34%

Operating Expenses
General and	$1,108,807	$1,149,420	$(40,613)	-4%
% of total revenues	372%	386%
Research and
development expenses	$394,715	$624,448	$(229,733)	-37%
% of total revenues	132%	179%
Total Operating Loss	$(1,481,022)	$(1,655,711)	$(174,689)	-11%
% of total revenues	-497%	-474%

Other Income and (Expense)	$459,666	$(95,426)	$555,092	-582%
% of total revenues	154%	-27%
Net loss	$(1,021,356)	$(1,751,137)	$729,781	-42%
% of total revenues	-343%	-501%

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

See Note 1 and Note 4 of the Notes to our Condensed Consolidated Financial Statements included in Part I Item 1 of this Quarterly Report on Form 10-Q/A for additional information about our revenue.

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

Total reported gross profit margin for the three months ended June 30, 2015 was 8% compared to 34% for the three months ended June 30, 2014. The primary reason for the decrease is due to the allocation of $0.2 million of stock-based compensation to the consulting business segment cost of services provided for the three months ended June 30, 2015. See Note 1 and Note 4 of the Notes to our Condensed Consolidated Financial Statements included in Part I Item 1 of this Quarterly Report on Form 10-Q/A for additional information about our cost of services provided.

See Note 9 of the Notes to our Condensed Consolidated Financial Statements included in Part I Item 1 of this Quarterly Report on Form 10-Q/A for additional information about our stock-based compensation.

Research and Development

The following table presents our research and development expenses, (rounded to the nearest million):

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

General and Administrative Expenses

The following table presents our general and administrative expenses, (rounded to the nearest million):

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

See Note 9 of the Notes to our Condensed Consolidated Financial Statements included in Part 1 Item 1 of this Quarterly Report on Form 10-Q/A for information regarding our stock-based compensation.

Other Income (Expenses), Net

Other income and expenses, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, was substantially the same.

Change in Revaluation of Warrant Liability

During three months ended June 30, 2015 and 2014, we recorded non-cash income of $0.5 million and non-cash expense of $0.1 million, respectively, for warrant revaluation in our statements of operations due to a change in the fair value of the warrant liability as a result of a change in our stock price and a change in the contractual life of the warrants.

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

Consolidated Results of Operations – Six Months Ended June 30, 2015 and 2014- restated

The following table presents our historical operating results as a percentage of revenues for the six month periods ended June 30, 2015 and June 30, 2014:

			(Decrease)	(Decrease)
	2015	2014	Change $	Change %

Consulting Revenues	$422,057	$603,238	$(181,181)	-30%

Cost of services
Consulting expenses	$333,054	$355,986	$(22,932)	-6%
% of total revenues	43%	59%
Gross profit	$89,003	$247,252	$(158,249)	-64%
% of total revenues	21%	41%

Operating Expenses
General and administrative	$2,039,100	$2,280,839	$(241,739)	-11%
% of total revenues	483%	378%
Research and
development expenses	$607,545	$1,056,434	$(448,889)	-42%
% of total revenues	144%	175%
Total Operating Loss	$(2,557,642)	$(3,090,021)	$(532,379)	-17%
% of total revenues	-606%	-512%
Other Income and (Expense)	$1,655,300	$(2,069,368)	$3,724,668	-180%
% of total revenues	392%	-343%
Net loss	$(902,342)	$(5,159,359)	$4,257,047	-83%
% of total revenues	-214%	-855%

Revenue

The following table presents our revenues, by business segment, for the six months presented (rounded in millions):

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

See Note 1 and Note 4 of the Notes to our Condensed Consolidated Financial Statements included in Part I Item 1 of this Quarterly Report on Form 10-Q/A for additional information about our revenue.

Costs and Expenses

The following table presents our cost of services provided, by business segment, for the six months presented (rounded in millions):

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

See Note 1 and Note 4 of the Notes to our Condensed Consolidated Financial Statements included in Part I Item 1 of this Quarterly Report on Form 10-Q/A for additional information about our cost of services provided.

See Note 9 of the Notes to our Condensed Consolidated Financial Statements included in Part I Item 1 of this Quarterly Report on Form 10-Q/A for additional information about our stock-based compensation.

Research and Development

The following table presents our research and development expenses, (rounded in millions):

	Six Months Ended
	June 30,
	2015	2014

Research and development expenses	$0.6	$1.1

Research and development expenses consist mostly of compensation and related costs for personnel responsible for the research and development of our fuel. The decrease of $0.5 million in 2015 was due to a decrease in research and development abor costs of $0.5 million, a decrease in office rent of $0.1 million and a decrease in other research and development expenses of $0.1 million. This decrease was offset by an increase in stock-based compensation of $0.2 million. Total stock-based compensation, included in research and development expenses, was $0.2 million and $0.0 million for the six months ended June 30, 2015 and June 30, 2014, respectively. Total research and development expenses, without including stock-based compensation expense, was approximately $0.4 million and $1.1 million for the six months ended June 30, 2015 and June 30, 2014, respectively.

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

General and Administrative Expenses

The following table presents our general and administrative expenses, (rounded in millions):

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

See Note 9 of the Notes to our Condensed Consolidated Financial Statements included in Part 1 Item 1 of this Quarterly Report on Form 10-Q/A for information regarding our stock-based compensation.

Other Income (Expenses), Net

Other income and expenses, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, was substantially the same.

Change in Revaluation of Warrant Liability

During six months ended June 30, 2015 and 2014, we recorded non-cash income of $1.7 million and non-cash expense of $2.1 million, respectively, for warrant revaluation in our statements of operations due to a change in the fair value of the warrant liability as a result of a change in our stock price and a change in the contractual life of the warrants.

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

Cash Flow (rounded in millions)

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

Cash used in operating activities in the six months ended June 30, 2015, consisted of net loss adjusted for non-cash (income) expense items such as stock-based compensation and warrant revaluation, as well as the effect of changes in working capital. Cash used in operating activities for the six months ended June 30, 2015, consisted of a net loss of $0.9 million and net adjustments for non-cash (income) expense items totaling $(0.9) million, consisting of stock-based compensation of $0.8 million and warrant revaluation of $(1.7) million. Total cash provided by (used in) working capital was not significant.

Cash used in operating activities for the six months ended June 30, 2014, consisted of net loss adjusted for non-cash (income) expense items such as stock-based compensation and warrant revaluation, as well as the effect of changes in working capital. Cash used in operating activities for the six months ended June 30, 2014, consisted of a net loss of $5.2 million and net adjustments for non-cash (income) expense items totaling $2.2 million, consisting of stock-based compensation of $0.1 million and a warrant revaluation of $2.1 million. Total cash provided by working capital totaled $0.4 million. The cash provided by working capital was due to a net increase in accounts payable, accrued expenses and other current liabilities of $0.5 million. This increase was offset by an increase in prepaid expenses and other assets of $0.1 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report on Form 10-Q/A. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures are not effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management (including our Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure and that our disclosure controls and procedures are effective to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

At the time that our Quarterly Report on Form 10-Q for the quarters ended June 30, 2015 and 2014 was filed on August 19, 2015, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of June 30, 2015. Subsequent to that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that we did not maintain effective internal control over financial reporting as of June 30, 2015 because of a material weakness in our internal control over financial reporting described below related to accounting for warrants. Notwithstanding the material weakness described above, management has concluded that our condensed consolidated financial statements for the periods included in this Quarterly Report on Amended Form 10-Q/A are fairly stated in all material respects in accordance with generally accepted accounting principles for each of the periods presented herein.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. For a description of legal proceedings involving the Company, see the information set forth under “Litigation” in Note 6, “Commitments and Contingencies,” of the Notes to our Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q/A.

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

As described elsewhere in this Quarterly Report on Form 10-Q/A, we identified a material weakness in our internal control over financial reporting related to our previous interpretation of ASC 815 and our initial classification and subsequent accounting of warrants as either liabilities or equity instruments. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of June 30, 2015. This material weakness resulted in a misstatement of our liabilities, non-cash expense relating to the changes in fair value of common stock warrants, additional paid-in capital, accumulated deficit accounts and related financial disclosures.

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

In addition to the information set forth in this Form 10-Q/A, you should carefully consider the risk factors discussed in Part II, Item 1A of the Company’s Form 10-Q/A for the quarter ended March 31, 2015.

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