Form 10-Q
period 2015-09-30
LIGHTBRIDGE Corp
filed 2015-11-23
CIK 1084554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 12, 2015, is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	18,623,387

LIGHTBRIDGE CORPORATION
Form 10-Q
For the Quarterly Period Ended September 30, 2015

PART I – FINANCIAL INFORMATION

Lightbridge Corporation
Condensed Consolidated Balance Sheets

	September 30,
	2015	December 31,
	(Unaudited)	2014
ASSETS		Restated

Current Assets
Cash and cash equivalents	$1,675,673	$4,220,225
Restricted cash	325,670	325,181
Accounts receivable - project revenue and reimbursable project costs	255,035	469,086
Prepaid expenses and other current assets	112,569	205,185
Total Current Assets	2,368,947	5,219,677

Other Assets
Patent costs	893,187	833,560

Total Assets	$3,262,134	$6,053,237

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$608,346	$653,669
Total Current Liabilities	608,346	653,669

Warrant liability	1,891,566	4,633,312

Total Liabilities	2,499,912	5,286,981

Commitments and contingencies - note 5

Stockholders' Equity
Preferred stock, $0.001 par value, 50,000,000 authorized shares, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 authorized, 18,523,453 shares outstanding at September 30, 2015 and 18,082,874 at December 31, 2014	18,523	18,083
Additional paid-in capital	71,873,603	70,801,464
Accumulated Deficit	(71,129,904)	(70,053,291)
Total Stockholders' Equity	762,222	766,256

Total Liabilities and Stockholders' Equity	$3,262,134	$6,053,237

The accompanying notes are an integral part of these condensed consolidated financial statements

Lightbridge Corporation
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
		Restated		Restated
Revenue:

Consulting Revenue	$234,163	$275,158	$656,220	$878,396

Cost of Consulting Services Provided	118,954	136,061	452,007	492,047

Gross Margin	115,209	139,097	204,213	386,349

Operating Expenses
General and administrative	1,067,166	783,570	3,106,265	3,064,309
Research and development expenses	302,912	116,146	910,458	1,172,680
Total Operating Expenses	1,370,078	899,716	4,016,723	4,236,989

Operating Loss	(1,254,869)	(760,619)	(3,812,510)	(3,850,640)

Other Income and (Expenses)
Warrant revaluation	1,083,495	857,308	2,741,746	(1,213,051)
Investment income	164	44	488	1,391
Other expenses	(3,061)	(737)	(6,337)	(1,093)
Total Other Income and (Expenses)	1,080,598	856,615	2,735,897	(1,212,753)

Net income (loss) before income taxes	(174,271)	95,996	(1,076,613)	(5,063,393)

Income taxes	-	-	-	-

Net income (loss)	$(174,271)	$95,996	$(1,076,613)	$(5,063,393)

Net Earnings (Loss) Per Common Share,
Basic and Diluted	$(0.01)	$0.01	$(0.06)	$(0.34)

Weighted Average Number of Shares Outstanding	18,170,152	15,111,383	18,111,967	15,079,222

The accompanying notes are an integral part of these condensed consolidated financial statements

Lightbridge Corporation
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2015	2014
Cash Flows from Operating Activities:		Restated
Net Loss	$(1,076,613)	$(5,063,393)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock-based compensation	1,017,449	227,274
Unrealized gain on marketable securities	-	(556)
Warrant revaluation	(2,741,746)	1,213,051
Changes in non-cash operating working capital items:
Accounts receivable - fees and reimbursable project costs	214,051	287,890
Prepaid expenses and other assets	92,615	(11,459)
Accounts payable and accrued liabilities	(45,323)	(87,224)
Net Cash Used In Operating Activities	(2,539,567)	(3,434,417)

Cash Flows from Investing Activities:
Payments for Patent costs	(59,627)	(102,279)
Net Cash Used In Investing Activities	(59,627)	(102,279)

Cash Flows from Financing Activities:
Net proceeds from the issuance of common stock	55,131	305,490
Restricted cash	(489)	(834)
Net Cash Provided By Financing Activities	54,642	304,656

Net Decrease In Cash and Cash Equivalents	(2,544,552)	(3,232,040)

Cash and Cash Equivalents, Beginning of Period	4,220,225	3,672,877

Cash and Cash Equivalents, End of Period	$1,675,673	$440,837

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year:
Interest	$-	$-
Income taxes	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW FINANCING ACTIVITIES

Warrant liability - fair value of warrants exercised	$-	$331,144
Shares issued for stock offering costs	$275,700	$-

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the periods presented, have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms "Company,” “Lightbridge,” "we,” "us" or "our" mean Lightbridge Corporation and all entities included in our consolidated financial statements.

We were formed on October 6, 2006, when Thorium Power, Ltd. merged with Thorium Power, Inc., (“TPI”), which had been formed in the State of Delaware on January 8, 1992. On September 29, 2009, we changed our name from Thorium Power, Ltd. to Lightbridge Corporation. We are engaged in two operating business segments: our Technology Business Segment and our Consulting Business Segment (see Note 10-Business Segment Results).

Technology Business Segment

Our primary business segment, based on future revenue potential, is to develop and commercialize innovative, proprietary nuclear fuel designs which we expect will significantly enhance the nuclear power industry’s economics due to higher power output and improve safety margins.

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

On September 9, 2015, we entered into a Comprehensive Nuclear Services Agreement with Canadian Nuclear Laboratories (CNL) for fabrication of Lightbridge's patented next generation metallic nuclear fuel test samples at CNL facilities at Chalk River, Ontario, Canada. This enabling agreement provides the framework to proceed with Phases 2 and 3 of the test fuel sample fabrication at CNL's facilities in Chalk River as envisioned in an October 2014 Initial Cooperation Agreement. The initial scope of work under the comprehensive nuclear services agreement involves development of a fabrication plan in 2015. Subsequent activities will include fabrication and characterization in early 2016 of prototype fuel test samples using depleted uranium, to be followed by fabrication in late 2016 of irradiation fuel test samples using low enriched uranium for loop irradiation testing under prototypic commercial reactor operating conditions in a pressurized water loop of the 25MW nuclear research reactor operated by the Institute for Energy Technology (“IFE”) at Halden, Norway.

On July 8, 2015 we entered into a service agreement with IFE of Norway for irradiation testing of Lightbridge advanced metallic nuclear fuel samples under prototypic commercial reactor operating conditions in IFE’s Halden research reactor.

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

All significant intercompany transactions and balances have been eliminated in consolidation. We registered a branch office in the United Kingdom in 2008 called Lightbridge Advisors Limited (inactive) and we also established a branch office in Moscow, Russia, in July 2009, both of which are wholly owned by Lightbridge International Holding LLC at December 31, 2014. These branch offices will be closed in 2015. Translation gains and losses for the three and nine months ended September 30, 2015 and 2014 were not significant. Foreign branches are winding down as of September 30, 2015.

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

Accounts receivable are typically unsecured and are primarily derived from revenues earned from customers located in the Middle East. We perform ongoing evaluations to determine customer credit and we limit the amount of credit we extend, but generally we do not require collateral from our customers. We maintain reserves for estimated credit losses if necessary, however, no reserve has been set up at September 30, 2015 and December 31, 2014, as we have not incurred any credit losses from our customers to date.

Approximately 78% and 67% of the total revenues reported for the three months ended September 30, 2015 and 2014, respectively, were from the ENEC and FANR contracts. The ENEC and FANR contracts were approximately 61% and 74% of our consulting revenues for the nine months ended September 30, 2015 and 2014, respectively. Contracts with one other customer constituted approximately 21% of the total revenues reported for the three months ended September 30, 2015 and approximately 34% of the total revenues reported for the nine months ended September 30, 2015.

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

Stock-Based Compensation

The stock-based compensation expense incurred by Lightbridge for employees and directors in connection with its equity incentive plan is based on the employee model of ASC 718, and the fair value of the options is measured at the grant date. Under ASC 718 employee is defined as, “An individual over whom the grantor of a share-based compensation award exercises or has the right to exercise sufficient control to establish an employer-employee relationship based on common law as illustrated in case law and currently under U.S. Tax Regulations.” Our advisory board members and consultants do not meet the employer-employee relationship as defined by the IRS and therefore are accounted for under ASC 505-50.

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

We have elected to use the Black-Scholes pricing model to determine the fair value of stock options on the measurement date of the grant. Restricted stock units are measured based on the fair values of the underlying stock on the measurement date of the grant. Shares that are issued to officers on the exercise dates of their stock options may be issued net of the statutory withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the actual number of shares exercised under the stock option. We recognize stock-based compensation using the straight-line method over the requisite service period.

Cash and Cash Equivalents and Restricted Cash

We may at times invest our excess cash in money market mutual funds. We classify all highly liquid investments with stated maturities of three months or less from date of purchase as cash equivalents and all highly liquid investments with stated maturities of greater than three months as marketable securities. We hold cash balances in excess of the federally insured limits of $250,000 with one prominent financial institution. We deem this credit risk not to be significant as our cash is held by a major prominent financial institution. Total cash and cash equivalents held in checking accounts, as reported on the accompanying condensed consolidated balance sheets, totaled approximately $1.7 million and $4.2 million at September 30, 2015 and December 31, 2014, respectively.

Restricted cash represents cash being held by the same prominent financial institution that is being used as collateral for our corporate credit cards and future letters of credit that we may issue to some of our foreign customers. The total balance of our restricted cash at September 30, 2015 and December 31, 2014, was approximately $0.3 million.

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

There was no provision for doubtful accounts recorded at September 30, 2015 and December 31, 2014, as we have not experienced any bad debts from any of our customers.

Foreign Currency

The functional currency of our international branches is the local currency. We translate the financial statements of these branches to U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for revenues, costs, and expenses. The translation gains/losses for our branch office in Russia were not significant for the three and nine months ended September 30, 2015 and 2014.

Patents and Legal Costs

Patents are stated on the accompanying condensed consolidated balance sheets at cost. Patent costs consist primarily of legal fees and application costs for filing and pursuing patent applications. The costs of the patents, once placed in service, will be amortized on a straight-line basis over their estimated useful lives or the remaining legal lives of the patents, whichever is shorter. The amortization periods for our patents can range between 17 and 20 years if placed into service at the beginning of their legal lives. Our patents have not been placed in service for the three and nine months ended September 30, 2015 and 2014.

Legal costs are expensed as incurred except for legal costs to file for patent protection, which are capitalized and reported as patents on the accompanying condensed consolidated balance sheets.

Impairment of long-lived assets

Long-lived assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges for the three and nine months ended September 30, 2015 and 2014.

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

Going Concern

In August 2014, FASB issued guidance that requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The updated accounting guidance will be effective for the Company on December 31, 2016, and early adoption is permitted. The Company will evaluate the going concern considerations in this guidance upon adoption.

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

Note 2. Restatement of Previously Issued Condensed Consolidated Financial Statements

On November 4, 2015, the Audit Committee of the Company’s Board of Directors (the “Audit Committee”), in connection with an internal review initiated by Company management, concluded that, because of a misapplication of the accounting guidance related to certain of the Company’s warrants, the Company’s previously issued consolidated financial statements for all periods beginning with the quarterly period ended September 30, 2010 through June 30, 2015 (collectively, the “Affected Periods”) should no longer be relied upon. As such, the Company is restating in this Quarterly Report its financial statements for the three and nine month periods ended September 30, 2014. However, these restatements result in non-cash, non-operating financial statement corrections and will have no impact on the Company’s current or previously reported cash position, operating expenses or total operating, investing or financing cash flows, or net operating loss carryforward. The Company’s December 31, 2014 opening balances were adjusted to reflect the cumulative impact of these restatements as a decrease in additional paid-in capital of $10.4 million and a decrease in accumulated deficit of $5.8 million, for a total change to stockholders’ equity of $4.6 million.

The warrants at issue (collectively, the “Warrants”) consist of the following warrants outstanding as of September 30, 2015 and December 31, 2014:

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

The Warrants issued and classified as equity on the Company’s consolidated balance sheets. The corresponding Condensed Consolidated Statements of Operations did not include the non-cash changes in the estimated fair value of such Warrants. Those Warrants, however, contain a cash settlement feature regarding fundamental transactions that allowed those Warrant holders to have a different settlement option than the Company’s stockholders upon certain fundamental transactions, including a change of control of the Company, thereby precluding equity treatment for the Warrants.

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

Impact of the Restatement – As of December 31, 2014 and For the Three Months and Nine Months Ended September 30, 2014

	As of December 31, 2014
Consolidated Balance Sheet Data:	As Previously Reported	Adjustment	As Restated
Warrant liability	$-	4,633,312	$4,633,312
Total liabilities	653,669	4,633,312	5,286,981
Additional paid-in capital	81,276,339	(10,474,875)	70,801,464
Accumulated deficit	(75,894,854)	5,841,563	(70,053,291)
Total stockholders’ equity	$5,399,568	(4,633,312)	$766,256

	Three Months Ended September 30, 2014
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Operations Data:
Warrant revaluation	$-	857,308	$857,308
Loss from operations before income taxes	(761,312)	857,308	95,996
Net income (loss)	(761,312)	857,308	95,996
Net income (loss) per share, basic and diluted	$(0.05)	0.06	$0.01

	Nine Months Ended September 30, 2014
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Operations Data:
Warrant revaluation	$-	(1,213,051)	$(1,213,051)
Loss from operations before income taxes	(3,850,342)	(1,213,051)	(5,063,393)
Net loss	(3,850,342)	(1,213,051)	(5,063,393)
Net loss per share, basic and diluted	$(0.26)	(0.08)	$(0.34)

	Nine Months Ended September 30, 2014
	As Previously Reported	Adjustment	As Restated
Consolidated Cash Flows Data:
Net loss	$(3,850,342)	(1,213,051)	$(5,063,393)
Warrant revaluation	$-	1,213,051	$1,213,051

Note 3. Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period except that it does not include unvested common shares subject to repurchase or cancellation. Diluted net income per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, warrants, restricted shares, and unvested common shares subject to repurchase or cancellation. The dilutive effect of outstanding stock options, restricted shares, and warrants (See Note 9- Stockholders’ Equity) is not reflected in diluted earnings per share because we incurred net losses for the three months and nine months ended September 30, 2015 and 2014, and the effect of including these potential common shares in the diluted earnings per share calculations would be anti-dilutive and are therefore not included in the calculations.

Note 4. Accounts Receivable – Project Revenue and Reimbursable Project Costs

FANR and ENEC Projects

The total accounts receivable from both the FANR and ENEC contracts was approximately $0.2 million and $0.5 million at September 30, 2015 and December 31, 2014, respectively. These amounts due from FANR and ENEC represent approximately 86% of the accounts receivable reported at September 30, 2015 and approximately 92% of the accounts receivable at December 31, 2014.

Total unbilled accounts receivable of approximately $0.1 million was included in the accompanying condensed consolidated balance sheets and reported in accounts receivable at September 30, 2015 and December 31, 2014, and is for work that was billed to our clients in October 2015 and January 2015, respectively. Foreign currency transaction exchange losses and translation gains and losses for the three and nine months ended September 30, 2015 and 2014, were not significant.

Travel costs and other reimbursable costs under these contracts are reported in the accompanying condensed statements of operations as both revenue and cost of consulting services provided, and were not significant for the three and nine months ended September 30, 2015 and 2014. The total travel and other reimbursable expenses that have not been reimbursed to us are included in total accounts receivable reported above from our consulting contracts and were not significant at September 30, 2015 and December 31, 2014.

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

Note 5. Accounts Payable and Accrued Liabilities

Accounts payable and accrued expenses (rounded in millions) consisted of the following:

	September 30,	December 31,
	2015	2014
Trade payables	$0.2	$0.3
Accrued expenses and other	0.4	0.4
Total	$0.6	$0.7

Note 6. Commitments and Contingencies

Operating Leases

On October 16, 2013, we entered into a 1 year sub-lease agreement with our current landlord for our current office space starting January 1, 2014 and terminating December 31, 2014. The monthly rent payment was approximately $32,000 plus additional charges. On January 1, 2015 we entered into a new sub-lease for our current office space for 38 months, with a monthly rent payment of approximately $32,000 per month plus additional charges with no rent charged for the initial 2 months of the lease term. The deferred rent liability was approximately $0.1 million at September 30, 2015.

Total rent expense was approximately $0.1 million for the three months ended September 30, 2015 and 2014. Total rent expense was approximately $0.3 million and $0.4 million for the nine months ended September 30, 2015 and 2014, respectively.

Litigation

Our former Chief Financial Officer filed a complaint against the Company and Seth Grae, President and Chief Executive Officer, with the Circuit Court of Fairfax County, Virginia (the “Fairfax County Complaint”), and a separate complaint against the Company with the U.S. Occupational Safety and Health Administration (the “OSHA Complaint”) on March 9, 2015.

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

In November 2015, subsequent to the above Fairfax County Complaint being filed, our legal counsel was notified by the attorney representing the former Chief Financial Officer that the former Chief Financial Officer has voluntarily decided to nonsuit the above Fairfax County Complaint. A nonsuit is essentially a voluntary dismissal of the case without prejudice, meaning that he is dismissing the case but that he can refile the suit at a later time. The statute for refiling this case is approximately 6 months from the filing date of this nonsuit.

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

The Company believes that all of the above claims by the former Chief Financial Officer are without merit and intends to vigorously defend itself.

Note 7. Research and Development Costs

Research and development costs, included in the accompanying condensed consolidated statements of operations amounted to approximately $0.3 million and $0.1 million for the three months ended September 30, 2015 and 2014, respectively. Research and development costs, amounted to approximately $0.9 million and $1.2 million for the nine months ended September 30, 2015 and 2014, respectively. We are in process of winding down our Moscow office operations, that we expect to be completed in 2015 and will focus our research and development work primarily in the United States, Canada, and Norway. There were no significant accrued liabilities related to the winding down of our Moscow office at September 30, 2015.

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

On September 9, 2015 we signed a Comprehensive Nuclear Services Agreement with CNL for fabrication of our patented next generation metallic nuclear fuel test samples at CNL facilities at Chalk River, Ontario, Canada. This enabling agreement provides the framework to proceed with Phases 2 and 3 of the test fuel sample fabrication at CNL’s facilities in Chalk River as envisioned in an October 2014 Initial Cooperation Agreement.

The initial scope of work under the comprehensive nuclear services agreement involves development of a fabrication plan in 2015. Subsequent activities will include fabrication and characterization in early 2016 of prototype fuel test samples using depleted uranium, to be followed by fabrication in late 2016 of irradiation fuel test samples using low enriched uranium for loop irradiation testing under prototypic commercial reactor operating conditions in a pressurized water loop of the 25MW nuclear research reactor operated by the Institute for Energy Technology at Halden, Norway.

On July 8, 2015, we announced the signing of an Umbrella Services Agreement with the Institute for Energy Technology (“IFE”) of Norway for irradiation testing of Lightbridge advanced metallic nuclear fuel samples under prototypic commercial reactor operating conditions in IFE's Halden research reactor, southeast of Oslo. The project's pre-irradiation scope includes irradiation-rig mechanical design, detailed neutronic and thermal-hydraulic calculations, and safety analyses with necessary regulatory approvals. The initial phase of irradiation testing is expected to begin in 2017 and continue for about three years to reach the burnup necessary for insertion of lead test assemblies (LTAs) in a commercial power reactor. The final phase of irradiation testing necessary for batch reloads and full cores operating with a 10% power uprate and a 24-month cycle is expected to take an additional two years and be completed while LTAs have begun operating in the core of a commercial power reactor. The IFE umbrella services agreement is valid for 10 years.

We have consulting agreements with several consultants working on various projects for us, which total approximately $15,000 per month.

Note 8. Warrant Liability

The foregoing warrants are recorded as liabilities at their estimated fair value at the date of issuance, with the subsequent changes in estimated fair value recorded in other income (expense) in the Company’s statement of operations in each subsequent period. The change in the estimated fair value of our warrant liability for the three months ended September 30, 2015 and 2014 resulted in non-cash income of approximately $1.1 million and non-cash income of approximately $0.9 million, respectively. The change in the estimated fair value of our warrant liability for the nine months ended September 30, 2015 and 2014 resulted in non-cash income of approximately $2.7 million and non-cash expense of approximately $1.2 million, respectively. The Company utilizes the Monte Carlo simulation valuation method to value the liability classified warrants.

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

The following table summarizes the calculated aggregate fair values, along with the assumptions utilized in each calculation:

	September 30,	December 31,
	2015	2014
Calculated aggregate value	$1,891,566	$4,633,312
Weighted average exercise price per share of warrant	$3.72	$3.72
Closing price per share of common stock	$0.83	$1.55
Weighted average volatility	86.48	89.80
Weighted average remaining expected life (years)	5.29	6.11
Weighted average risk-free interest rate	1.60	1.94
Dividend yield	0%	0%

Note 9. Stockholders’ Equity

At September 30, 2015 and December 31, 2014, there are 500,000,000 shares of authorized common stock. Total common stock outstanding at September 30, 2015 and December 31, 2014 was 18,523,453 shares and 18,082,874 shares, respectively. At September 30, 2015, there were 4,886,764 stock warrants and 3,521,831 stock options outstanding, totaling 26,932,048 of total stock and stock equivalents outstanding at September 30, 2015.

At September 30, 2014 there were 500,000,000 shares of authorized common stock. Total common stock outstanding at September 30, 2014 was 15,204,358. At September 30, 2014, there were 2,152,174 stock warrants and 2,143,686 stock options outstanding, totaling 19,500,218 of total stock and stock equivalents outstanding at September 30, 2014.

Equity Purchase Agreement

On September 4, 2015, we entered into an equity purchase agreement with Aspire Capital Fund, LLC (“Aspire Capital”), which provides that Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of our common stock over a two-year term, subject to our election to sell any such shares.

Under the agreement, we have the right to sell shares, subject to certain volume limitations and a minimum floor price, to Aspire Capital after the Securities and Exchange Commission (the “SEC”) has declared effective the Form S-1 registration statement registering the resale of the Company’s common stock by Aspire Capital. On any trading day selected by the Company, the Company will have the right, in its sole discretion, to present Aspire Capital with a purchase notice directing Aspire Capital (as principal) to purchase up to 100,000 shares of the Company’s common stock per business day (in a purchase amount up to $250,000 on each such business day) at a price equal to the lesser of:

1.	The lowest sale price of the Company’s common stock on the purchase date; or

2.

The arithmetic average of the three (3) lowest closing sale prices for the Company’s common stock during the twelve (12) consecutive trading days ending on the trading day immediately preceding the purchase date.

In addition, on any date on which we submit a purchase notice to Aspire Capital in an amount equal to 100,000 shares, the Company also has the right, in its sole discretion, to present Aspire Capital with a volume-weighted average price purchase notice (each, a “VWAP Purchase Notice”) directing Aspire Capital to purchase an amount of stock equal to up to 30% of the aggregate shares of the Company’s common stock traded on its principal market on the next trading day (the “VWAP Purchase Date”), subject to a maximum number of shares as the Company may determine. The purchase price per share pursuant to such VWAP Purchase Notice is generally 95% of the volume-weighted average price for the Company’s common stock traded on its principal market on the VWAP Purchase Date.

As part of the agreement, Aspire Capital received 300,000 additional shares as compensation for its commitment, valued at approximately $276,000 or $0.92 per common share. This amount was recorded to additional paid-in capital as stock offering costs.

ATM Offering

On June 11, 2015, the Company entered into an at-the-market issuance (“ATM”) sales agreement with MLV & Co. LLC ("MLV"), pursuant to which the Company may issue and sell shares of its common stock from time to time through MLV as the Company's sales agent. The issuance and sale of shares by the Company under the sales agreement are registered shares under the Company's shelf registration statement on Form S-3, as filed with the Securities and Exchange Commission on June 11, 2015 and declared effective by the Securities and Exchange Commission. The ATM current total fundraising limit under the Company’s shelf registration statement is $478,500. There have been 140,579 shares sold for total gross proceeds of approximately $155,000 through the ATM for the three month and nine month period ended September 30, 2015. On October 19, 2015 the Company sold 99,934 common shares for total gross proceeds of approximately $116,000, leaving approximately $207,000 remaining under the current limit, as of the date of this filing. The amount available under the Company’s Form S-3 shelf registration statement, which may be used to register sales under the ATM sales agreement, will increase on December 1, 2015.

Registered Direct Offering and Outstanding Warrants

November 12, 2014 Offering

On November 12, 2014, we completed an offering (the “Offering”) with one existing institutional investor pursuant to which the Company sold an aggregate of 2,878,516 shares of its common stock and warrants to purchase a total of 2,734,590 shares of its common stock for aggregate gross proceeds, before deducting fees to the Placement Agent and other estimated offering expenses payable by the Company, of approximately $5 million. The common stock and warrants were sold in fixed combinations, with each combination consisting of one share of common stock and a warrant to purchase 0.95 shares of common stock. The purchase price was $1.75 per fixed combination. The warrants became exercisable six months and one day following the issuance date of the Offering, on May 18, 2015, and will remain exercisable for seven-and-a-half years from the date of issuance at an exercise price of $2.31 per share. The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares, and similar recapitalization transactions. The exercisability of the warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.99% of the Company's common stock. This limit may be increased to up to 19.99% upon no fewer than 60 days' notice to the Company.

We received net proceeds of approximately $4.5 million after payment of certain fees and expenses related to the Offering.

Outstanding Warrants

	September 30,
	2015	2014
Issued to Investors on July 28, 2010, entitling the holders to purchase 1,034,996 common shares in the Company at an exercise price of $9.00 per common share up to and including July 27, 2017	1,034,996	1,034,996

Issued to Investors on October 25, 2013, entitling the holders to purchase 1,250,000 common shares in the Company at an exercise price of $2.30 per common share up to and including April 24, 2021	1,117,178	1,117,178

Issued to Investors on November 17, 2014, entitling the holders to purchase 2,734,590 common shares in the Company at an exercise price of $2.31 per common share up to and including May 16, 2022	2,734,590	-

Total	4,886,764	2,152,174

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

(ii)

Subject to adjustment in accordance with the Plan, no Participant shall be granted, during any one year period, Stock Options to purchase Common Stock and Stock Appreciation Rights with respect to more than two hundred fifty thousand (250,000) shares of Common Stock in the aggregate. The Plan also separately limits other Equity Awards with respect to more than two hundred fifty thousand (250,000) shares of Common Stock in the aggregate. If an Award is to be settled in cash, the number of shares of Common Stock on which the Award is based shall count toward the individual share limit; and

(iii)

A ten percent shareholder shall not be granted an Incentive Stock Option unless the Option exercise price is at least 110% of the fair market value of the common stock at the grant date and the option is not exercisable after the expiration of five years from the grant date.

Total stock options outstanding at September 30, 2015 and December 31, 2014, were 3,521,831 and 2,026,564, of which 2,476,159 and 1,564,257 of these options were vested at September 30, 2015 and December 31, 2014, respectively. Stock option expense was approximately $235,000 and $102,000 for the three months ended September 30, 2015 and 2014, respectively. Stock option expense was approximately $1,017,000 and $227,000 for the nine months ended September 30, 2015 and 2014, respectively.

2015 Short-Term Non-Qualified Option Grants

On April 8, 2015, the Compensation Committee and the Board of Directors granted short term non-qualified stock options totaling 463,192 and 148,845 stock options under the 2006 Stock Plan and the 2015 Equity Incentive Plan, respectively, to employees and consultants of the Company. On April 9, 2015, the Compensation Committee and the Board of Directors granted an additional 47,017 and 3,968 stock options under the 2006 Stock Plan and the 2015 Equity Incentive Plan, respectively, all with a strike price of $1.26. These stock options vested immediately but the grants under the 2015 Equity Incentive Plan were only exercisable upon ratification of the Plan at the annual meeting of shareholders, which took place on July 14, 2015.

On August 12, 2015, the Compensation Committee and the Board of Directors granted short term non-qualified stock options totaling 158,859 stock options under the 2015 Equity Incentive Plan to employees and consultants of the Company, all with a strike price of $1.26. These stock options vested immediately.

Also granted under the 2006 Stock Plan were 2,981, 1,775, and 1,310 non-qualified stock options on April 30, May 31, and June 30, 2015, respectively, as equity compensation in lieu of cash payroll with strike prices ranging from $1.12 to $1.23. Also granted under the 2015 Equity Incentive Plan were 1,812, 1,536, and 1,803 non-qualified stock options on July 31, August 31, and September 30, 2015, respectively, as equity compensation in lieu of cash payroll with strike prices ranging from $0.83 to $0.98.

These stock options have an expected life of 5 years, and a contractual term of 10 years, a fair value of between $0.76 and $0.86 per stock option, a risk free rate ranging between 1.37% to 1.63%, and volatility ranging between 86% to 88%, as measured on the grant date. The expected option term was calculated using the simplified method as we do not have sufficient historical option data to provide a better estimate of the expected option term. Under this method, the weighted-average expected life is presumed to be the average of the vesting term and the contractual term of the option, which results in a reduction of the estimated option value and consequently the stock option expense. The risk free rate was based on the US Treasury Yield Curve for the expected life of the options on the grant date. Expected dividends are estimated at $0.0, as we have never issued dividends and we have no current plans to issue dividends in the future.

2015 Long-Term Incentive Option Grants

Employees and Consultants Option Grants

On April 8, 2015 and August 12, 2015, the Compensation Committee and the Board of Directors granted long term incentive stock options totaling 550,972 and 89,584, respectively, under the 2015 Equity Incentive Plan, the (“Plan”) to employees and consultants of the Company. These stock options vest 1/3 on each annual anniversary date over three years. These stock options have a strike price of $1.26, which was the closing price of the Company’s stock on April 8, 2015, and the stock options have a fair value of $0.91 and $0.74 respectively, based on a risk free rate of 1.55% and 1.70% respectively, volatility of 87% and 87.5% respectively, and an expected life of six years, as measured on the grant date. The expected life is calculated using the simplified method as we do not have sufficient historical option data to provide a better estimate of the expected option term. These options have a 10 year contractual term. The risk free rate was based on the US Treasury Yield Curve for the expected life of the options on the grant date. Expected dividends are estimated at $0.0, as we have never issued dividends and we have no current plans to issue dividends in the future. Grants to our consultants were re-measured as of September 30, 2015, and the fair value of each option was $0.55 on the measurement date. This re-measured stock option expense for options issued to consultants was not significant. We estimated future pre-vest forfeitures to be 1.5%, based on historical information.

Director Option Grants

On April 8, 2015 and August 12, 2015, the Compensation Committee and the Board of Directors granted 112,996 and 23,024, respectively, of long term non-qualified stock options under the 2015 Equity Incentive Plan to the Board of Directors of the Company. These stock options fully vest on the first annual anniversary date of the grant. These stock options have a strike price of $1.26, which was the closing price of the Company’s stock on April 8, 2015 and the stock options have a fair value of $0.88 and $0.71 respectively, based on a risk free rate of 1.46% and 1.61% respectively, volatility of 86% and 87.35% respectively, and an expected life of 5.5 years. The expected life is calculated using the simplified method as we do not have any history to provide a better estimate of the expected option term. These options have a 10 year contractual term. The risk free rate was based on the US Treasury Yield Curve for the expected life of the options on the grant date. Expected dividends are estimated at $0.0, as we have never issued dividends and we have no current plans to issue dividends in the future. Grants to our consultants were re-measured as of September 30, 2015, and the fair value of each option was $0.39 on the measurement date. This re-measured stock option expense for options issued to consultants was not significant. We estimated future pre-vest forfeitures to be 1.5%, based on historical information.

2014 Stock Option Grants

On May 5, 2014, we granted 579,429 stock options to our employees, directors, and consultants. These stock options vest over three years for employees and consultants, and over one year for our directors. The fair value of each option was $1.79 on the grant date, based on (1) The strike price of $2.55, the price of our stock at the close of the market on the grant date; (2) The expected life of the grant of 5 years which is equal to the term of the grant, as historically grants have only been exercised just before the term expires; (3) The risk free rate of 1.68% which is based on the treasury yield curve for a 5 year term as published by the U.S. Treasury for the grant date; (4) Volatility of 90.44%, as measured based on the expected life of the options, and (5) Expected dividends of $0.0, as we have never issued dividends and we have no current plans to issue dividends in the future. Grants to our consultants were re-measured as of September 30, 2015, and the fair value of each option was $0.58 on the measurement date. The re-measured stock option expense for options issued to consultants was not significant. We estimated future pre-vest forfeitures to be 1.5%, based on historical information.

Stock option transactions to the employees, directors and consultants are summarized as follows for the nine months ended September 30, 2015:

		Weighted	Weighted
		Average	Average
	Options	Exercise	Grant Date Fair
	Outstanding	Price	Value
Beginning of the period	2,026,564	$9.19	$10.61
Granted	1,609,674	$1.26	$0.84
Exercised	-	-	-
Forfeited	(114,407)	$6.63	$6.06
Expired	-	$-	$-
End of the period	3,521,831	$5.65	$5.04

Options exercisable	2,476,159	$7.36	$6.72

Stock option transactions to the employees, directors and consultants are summarized as follows for the year ended December 31, 2014:

		Weighted	Weighted
		Average	Average
	Options	Exercise	Grant Date Fair
	Outstanding	Price	Value

Beginning of the year	1,564,257	$11.16	$10.61
Granted	579,429	$2.55	$1.79
Exercised	-	-	-
Forfeited	(117,122)	$2.55	$1.79
Expired	-	$-	$-
End of the year	2,026,564	$9.19	$10.61

Options exercisable	1,564,257	$11.16	$10.61

The above tables include options issued and outstanding as of September 30, 2015, as follows:

i)	A total of 255,202 non-qualified 10 year options have been issued, and are outstanding, to advisory board members at exercise prices of $4.50 to $14.40 per share.

ii)

A total of 2,994,703 non-qualified 5-10 year options have been issued, and are outstanding, to our directors, officers, and employees at exercise prices of $0.83 to $23.85 per share. From this total, 1,277,754 options are outstanding to the Chief Executive Officer who is also a director, with remaining contractual lives of 0.2 years to 9.9 years. All other options issued to directors, officers, and employees have a remaining contractual life ranging from 0.8 years to 10.0 years.

iii)	A total of 271,926 non-qualified 5-10 year options have been issued, and are outstanding, to our consultants at exercise prices of $1.26 to $15.30 per share.

The following table provides certain information with respect to the above-referenced stock options that are outstanding and exercisable at September 30, 2015:

	Stock Options Outstanding			Stock Options Vested
	Weighted			Weighted
	Average			Average
	Remaining		Weighted	Remaining		Weighted
	Contractual	Number	Average	Contractual	Number	Average
	Life	of	Exercise	Life	of	Exercise
	- Years	Awards	Price	- Years	Awards	Price
Exercise Prices

$0.83 - $5.00	7.81	2,255,318	$1.79	7.68	1,209,646	$1.96
$5.01 - $12.90	3.30	668,177	$7.59	3.30	668,177	$7.59
$13.50-$18.90	0.56	358,336	$14.17	0.56	358,336	$14.17
$19.20-$23.85	0.38	240,000	$23.85	0.38	240,000	$23.85
Total	5.73	3,521,831	$5.65	4.76	2,476,159	$7.36

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

The aggregate intrinsic value of stock options outstanding at September 30, 2015 and December 31, 2014, was $0. Intrinsic value is calculated based on the difference between the exercise price of the underlying awards and the quoted price of our common stock as of the reporting date ($0.83 and $1.55 per share as of the close on September 30, 2015 and December 31, 2014, respectively).

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

Weighted average assumptions used in the Black Scholes option-pricing model for the nine months ended September 30, 2015 and the year ended December 31, 2014, were as follows:

	Nine Months
	ended	Year ended
	September 30,	December 31,
	2015	2014

Average risk-free interest rate	1.48%	1.68%
Average expected life- years	5.4	5.0
Expected volatility	86.76%	90.44%
Expected dividends	0	0

Stock-based compensation expense includes the expense related to (1) Grants of stock options, (2) grants of restricted stock, (3) Stock issued as consideration for some of the services provided by our directors and strategic advisory council members, and (4) stock issued in lieu of cash to pay bonuses to our employees and contractors. Grants of stock options and restricted stock are awarded to our employees, directors, consultants, and board members and we recognize the fair value of these awards ratably as they are earned. The expense related to payments in stock for services is recognized as the services are provided.

Stock-based compensation expense is recorded under the financial statement captions cost of services provided, general and administrative expenses and research and development expenses in the accompanying condensed consolidated statements of operations. For the three months ended September 30, 2015 and 2014, we recognized stock-based compensation of approximately $0.2 million and $0.1 million, respectively. For the nine months ended September 30, 2015 and 2014, we recognized stock-based compensation of approximately $1.0 million and $0.2 million, respectively. Related income tax benefits were not recognized, as we incurred a tax loss for both years.

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

BUSINESS SEGMENT RESULTS – THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

					Corporate and
	Consulting		Technology		Eliminations		Total
	2015	2014	2015	2014	2015	2014	2015	2014

Revenue	234,163	275,158	0	0	0	0	234,163	275,158

Segment Profit (Loss) – Pre Tax	(2,843)	201,954	(302,912)	(116,145)	131,484	10,187	(174,271)	95,996

Total Assets	255,035	138,026	893,187	801,447	2,113,912	1,313,364	3,262,134	2,252,837

Property Additions	0	0	0	0	0	0	0	0

Interest Expense	0	0	0	0	0	0	0	0

Depreciation	0	0	0	0	0	0	0	0

BUSINESS SEGMENT RESULTS – NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

					Corporate and
	Consulting		Technology		Eliminations		Total
	2015	2014	2015	2014	2015	2014	2015	2014

Revenue	656,220	878,396	0	0	0	0	656,220	878,396

Segment Profit (Loss) – Pre Tax	(142,402)	284,994	(910,458)	(1,172,680)	(23,753)	(4,175,707)	(1,076,613)	(5,063,393)

Total Assets	255,035	138,026	893,187	801,447	2,113,912	1,313,364	3,262,134	2,252,837

Property Additions	0	0	0	0	0	0	0	0

Interest Expense	0	0	0	0	0	0	0	0

Depreciation	0	0	0	0	0	0	0	0

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

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liability measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014:

	Fair value measurement using
		Significant	Significant
	Quoted prices in	other	unobservable
	active markets	observable	inputs
($ rounded to nearest thousand)	(Level 1)	inputs (Level 2)	(Level 3)	Total
Balance at Sept. 30, 2015
Assets:
Cash and cash equivalents	$1,676,000	$—	$—	$1,676,000
Liabilities:
Warrant liability	$—	$—	$1,892,000	$1,892,000

	Fair value measurement using
		Significant	Significant
	Quoted prices in	other	unobservable
	active markets	observable	inputs
($ rounded to nearest thousand)	(Level 1)	inputs (Level 2)	(Level 3)	Total
Balance at December 31, 2014
Assets:
Cash and cash equivalents	$4,220,000	$—	$—	$4,220,000
Liabilities:
Warrant liability	$—	$—	$4,633,000	$4,633,000

The reconciliation of warrant liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

($ rounded to nearest thousand)	Warrant Liability
Balance at December 31, 2013	$1,711,000
Issuance of additional warrants	4,416,000
Exercise of warrants	(331,000)
Change in fair value of warrant liability	(1,163,000)
Balance at December 31, 2014	4,633,000
Issuance of additional warrants	-
Exercise of warrants	-
Change in fair value of warrant liability	(2,741,000)
Balance at September 30, 2015	$1,892,000

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

Note 12. Subsequent Events

On October 19, 2015 we sold 99,934 common shares for total gross proceeds of approximately $116,000 through the ATM financing arrangement we have in place (See Note 9 – Stockholders’ Equity).

Short-Term Non-Qualified Option Grants

On November 20, 2015, the Compensation Committee of the Board of Directors granted short-term non-qualified stock options relating to approximately 1.1 million shares under the 2015 Equity Incentive Plan to employees and consultants of the Company. These stock options vested immediately, all with a strike price of $0.92, which was the closing price of the Company’s stock on November 20, 2015. These options have a 10 year contractual term.

Long-Term Non-Qualified Option Grants

On November 20, 2015 the Compensation Committee of the Board of Directors granted long-term non-qualified stock options relating to approximately 2.9 million shares to employees, consultants and directors of the Company. Out of this total, approximately 2.5 million stock options issued to employees and consultants vest one-third on each anniversary of the grant date over three years. The remaining approximate 0.4 million stock options were issued to the directors of the Company and vest over a one year period on the anniversary date of the grant. These stock options have a strike price of $0.92, which was the closing price of the Company’s stock on November 20, 2015. These options have a 10 year contractual term.

All such long-term non-qualified stock options issued in excess of the three million shares authorized under the 2015 Equity Stock Plan (which total approximately 2.2 million out of the total approximate 2.9 million options granted) were issued contingent upon shareholder approval of an increase in the number of shares available under the 2015 Equity Stock Plan (with such number of contingent options to be granted is granted pro-rata among the grantees).   The Compensation Committee also amended the 2015 Equity Incentive Plan to permit grants of stock options, stock appreciation rights and other equity awards relating to up to 1.5 million shares to any one individual during any one year period.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are statements that could be deemed forward-looking statements. We use words such as “believe”, “expect”, “anticipate”, “project”, “target”, “plan”, “optimistic”, “intend”, “aim”, “will”, or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, (1) those concerning market and business segment growth, demand and acceptance of our nuclear energy consulting services and nuclear fuel technology business, (2) any projections of sales, earnings, revenue, margins or other financial items, (3) any statements of the plans, strategies, objectives of management and timing for future operations and other developments, (4) any statements regarding future economic conditions or performance, (5) uncertainties related to conducting business in foreign countries, as well as (6) all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, as well as assumptions that if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties, among others, include:

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is intended to help the reader understand Lightbridge Corporation, our financial condition and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes thereto contained in “Part I, Item 1. Financial Statements” of this report. This overview summarizes the MD&A, which includes the following sections:

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

Restatement

This MD&A has been amended and restated to give effect to the restatement of our consolidated financial statements and related disclosures for the three months and nine months ended September 30, 2014. The Company is restating its historical financial results for such periods to reclassify its warrants as derivative liabilities instead of equity on the Company’s balance sheets, with changes to the fair market value of the issuance of the warrants in subsequent periods reported in the Company’s statement of operations. The impact of the restatement is more fully described in Note 2 to the condensed consolidated financial statements contained elsewhere in this Quarterly Report.

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

Technology Business Segment

Our primary business segment, based on future revenue potential, is the development and commercialization of innovative, proprietary nuclear fuel designs which we expect will significantly enhance the nuclear power industry’s economics and increase power output. We are currently focusing our development efforts primarily on the metallic fuel with a power uprate of up to 10% and a 24-month operating cycle in existing Westinghouse-type four-loop pressurized water reactors.

Fiscal 2015 highlights include the following for the nine months ended September 30, 2015:

  Nuclear fuel managers at Dominion Generation, Duke Energy, Exelon Generation and Southern Company sent a letter to the U.S. Nuclear Regulatory Commission (“NRC”) asking the NRC to prepare to review Lightbridge’s patented fuel design, in advance of an expected application in 2017 to use the Company’s fuel in a U.S. commercial reactor as early as 2020. The NRC relies on communications from U.S. utilities to adjust Commission staffing levels and budgets in anticipation of regulatory review of licensing applications. These four utilities continue to advise Lightbridge on our nuclear fuel program, recently expanding their support to include expert technical advice in the area of NRC regulatory licensing activities. We expect to restart our discussions with the NRC in the coming months in preparation for regulatory licensing approval of lead test assembly operation with our metallic fuel in commercial reactors in the United States in the 2020-2021 timeframe. The letter is publicly available on the NRC website at http://pbadupws.nrc.gov/docs/ML1513/ML15134A092.pdf;

  The Company entered into a Comprehensive Nuclear Services Agreement with Canadian Nuclear Laboratories (CNL) for fabrication of Lightbridge's patented next generation metallic nuclear fuel test samples at CNL facilities at Chalk River, Ontario, Canada. This enabling agreement provides the framework to proceed with Phases 2 and 3 of the test fuel sample fabrication at CNL's facilities in Chalk River as envisioned in an October 2014 Initial Cooperation Agreement. The initial scope of work under the comprehensive nuclear services agreement involves development of a fabrication plan in 2015. Subsequent activities will include fabrication and characterization in early 2016 of prototype fuel test samples using depleted uranium, to be followed by fabrication in late 2016 of irradiation fuel test samples using low enriched uranium for loop irradiation testing under prototypic commercial reactor operating conditions in a pressurized water loop of the 25MW nuclear research reactor operated by the Institute for Energy Technology (“IFE”) at Halden, Norway;

  The Company entered into a binding, 10-year service agreement with the IFE, operator of the 25MW Halden research reactor, southeast of Oslo, Norway. Beginning in 2017, Lightbridge expects its fabricated fuel samples to undergo full irradiation under prototypic commercial reactor operating conditions in a pressurized water loop of the Halden reactor. The project’s pre-irradiation scope includes irradiation-rig mechanical design, detailed neutronic and thermal-hydraulic calculations, and safety analyses with necessary regulatory approvals. The initial phase of irradiation testing is expected to continue for about three years to reach the burnup necessary for insertion of lead test assemblies (LTAs) in a commercial power reactor. The final phase of irradiation testing necessary for batch reloads and full cores operating with a 10% power uprate and a 24-month cycle is expected to take an additional two years and be completed while LTAs have begun operating in the core of a commercial power reactor. Post-irradiation examination of Lightbridge’s partially irradiated fuel samples also is planned to begin at Halden in 2018;

  IFE was granted an export license by the Norwegian Ministry of Foreign Affairs covering all planned activities relating to the Company's nuclear fuel in Norway. Planned activities include irradiation testing of Lightbridge's advanced metallic fuel samples under prototypic commercial reactor operating conditions, as well as discharge of irradiated fuel samples from IFE's Halden research reactor. The export license is valid for a standard initial term of 3 years through October 31, 2018, and is extendable. Post-irradiation examination of irradiated fuel samples at Studsvik in Sweden requires a separate Norwegian export license, for which IFE plans to apply;

  IFE's Safety Committee approved Lightbridge's planned loop irradiation experiment in the Halden research reactor. As a next step, IFE plans to submit a safety report on the Lightbridge-designed metallic fuel samples to the Norwegian Radiation Protection Authority, as part of an application for regulatory approval of the loop irradiation experiment in the Halden reactor;

  Initial task and purchase orders have been issued under the recently signed agreements with CNL and IFE. Work is currently underway on both projects in accordance with the overall project plan;

  The Korean Intellectual Property Office approved and issued to Lightbridge a key patent covering the Company's multi-lobed metallic fuel rod design and fuel assemblies. Patent No. 10-151116 – “Nuclear Reactor (Variants), Fuel Assembly Consisting of Driver-Breeding Modules for a Nuclear Reactor (Variants) and a Fuel Cell for a Fuel Assembly” - expands international protection of Lightbridge's proprietary fuel technology;

  In addition to the above key Korean patent, the Company has been granted Korean and Australian patents covering its thorium-based seed and blanket fuel assembly design for Western-type pressurized water reactors. The new patents are valid until December 2028.

Upcoming Critical Path Milestones – Fiscal 2015 and Fiscal 2016

  Complete preliminary design of the first irradiation rig for the Halden irradiation experiment, including neutronics, thermal-hydraulics, preliminary mechanical design, preliminary safety assessment by Q4 2015;

  Secure regulatory approval of an IFE application for the loop irradiation experiment in the Halden research reactor by the Norwegian Radiation Protection Authorization by Q1 2016;

  Have a detailed plan for fabrication of semi-scale metallic fuel samples completed by Q2 2016;

  Complete detailed mechanical design of the first irradiation rig for the Halden irradiation experiment by Q3 2016;

  Complete fabrication of depleted uranium fuel samples to validate fabrication process parameters by Q3 2016;

  Complete fabrication and deliver low enriched uranium fuel samples to Norway for loop irradiation testing in the Halden research reactor by Q4 2016.

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

In the U.S., future growth in nuclear generation is likely to emerge from clean-air initiatives, like the U.S. Environmental Protection Agency’s Clean Power Plan that mandates the U.S. utility industry reduce carbon emissions 32% by 2030. New U.S. reactor builds are a clear choice in meeting environmental goals and requirements with reliable, ready-power and stable fuel costs. Currently, about 2/3 of the U.S. carbon free electricity is generated from nuclear power. We believe the global climate-change push for carbon reduction, and critical air pollution concerns, like those in China, likely leaves nuclear power as the primary alternative for new, base load, 24-7 generation.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make a variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. For a discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our financial statements, please see “Critical Accounting Policies and Estimates” under Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K/A filed on November 23, 2015, incorporated herein by reference. There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2015.

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

OPERATIONS REVIEW

Business Segments and Periods Presented

We have provided a discussion of our results of operations on a consolidated basis and have also provided certain detailed segment information for each of our business segments below for the three months and nine months ended September 30, 2015 and 2014, in order to provide a meaningful discussion of our business segments. We have organized our operations into two principal segments: Consulting and Technology Business segments. We present our segment information along the same lines that our chief executives review our operating results in assessing performance and allocating resources. Refer to Note 8 of the Notes to our condensed consolidated financial statements for the presentation of our business segments financials for the above mentioned reporting periods.

Technology Business

Over the next 12 to 15 months, we expect to incur approximately $3 million in research and development expenses related to the development of our proprietary nuclear fuel designs. We spent approximately $0.3 million and $0.1 million for research and development during the three months ended September 30, 2015 and 2014, respectively. We spent approximately $0.9 million and $1.2 million for research and development during the nine months ended September 30, 2015 and 2014, respectively.

Over the next 2-3 years, we expect that our research and development activities will increase and will be primarily focused on testing and demonstration of our metallic fuel technology for Western-type water-cooled reactors. The main objective of this research and development phase is to prepare for full-scale demonstration of our fuel technology in an operating commercial power reactor.

Consulting Services Business

At the present time, all of our revenue for the three months and nine months ended September 30, 2015 and 2014 is from our consulting services business segment and is derived by offering services to governments outside of the US planning to create or expand electricity generation capabilities using nuclear power plants. The fee type and structure that we offer for each client engagement is dependent on a number of variables, including the complexity of the services, the level of the opportunity for us to improve the client’s electricity generation capabilities using nuclear power plants, and other factors.

Consolidated Results of Operations – Three Months Ended September 30, 2015 and 2014(Restated)

The following table presents our historical operating results as a percentage of revenues for the three month periods ended September 30, 2015 and September 30, 2014 (As restated):

			(Decrease)	(Decrease)
	2015	2014	Change $	Change %
		(As restated)
Consulting Revenues	$234,163	$275,158	$(40,995)	(15)%

Cost of services provided
Consulting expenses	$118,954	136,061	$(17,107)	(13)%
% of total revenues	51%	49%

Gross profit	$115,209	$139,097	$(23,888)	(17)%
% of total revenues	49%	51%

Operating Expenses
General and administrative	$1,067,166	$783,570	$283,596	36%
% of total revenues	456%	285%
Research and development expenses	$302,912	$116,146	$186,766	161%
% of total revenues	129%	42%
Total Operating Loss	$(1,254,869)	$(760,619)	$494,250	65%
% of total revenues	-536%	-276%
Other Income and (Expenses)	$1,080,598	$856,615	$223,983	26%
% of total revenues	461%	311%
Net income (loss) - before income taxes	$(174,271)	$95,996	$(270,267)	-282%
% of total revenues	-74%	35%

Revenue

The following table presents our revenues, by business segment, for the three months presented (rounded in millions):

	Three Months Ended
	September 30,
	2015	2014
Consulting Segment Revenues:
ENEC and FANR (UAE)	$0.2	$0.2
Other (other countries)	0.0	0.1

Total	0.2	0.3
Technology Segment Revenues	0.0	0.0

Total Revenues	$0.2	$0.3

The decrease in our revenues in 2015 from 2014 resulted from the net decrease in the work performed for our FANR, ENEC and other consulting projects. Our consulting projects with ENEC and FANR are being performed pursuant to ongoing requests to work on specific projects on a time and expense basis as needed. The FANR contract was extended to December 31, 2016. The ENEC contract has been extended through 2015. The future revenue to be earned and recognized under both the ENEC and FANR agreements will depend upon agreed upon work plans that are under current discussion, which can differ from the revenue amounts initially planned to be earned under these agreements.

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
	September 30,
	2015	2014

Consulting	$0.1	$0.1
Technology	0.0	0.0
Total	$0.1	$0.1

Cost of Services Provided

Cost of services remained primarily the same for the three months ended September 30, 2015 and 2014. Cost of services provided is comprised of expenses related to the consulting, professional, administrative, and other support costs and stock-based compensation allocated to our consulting projects labor, which were incurred to perform and support the work done for our consulting projects with ENEC, FANR and our other contracts. The billing rates to us from our consultants who provide services under our consulting contracts predominantly remained the same in 2015 and 2014. If consulting revenues increase in future periods, we expect cost of services provided will increase in dollar amount and may increase as a percentage of revenues due to increased pricing competition for consulting contracts.

Total reported gross profit margin for the three months ended September 30, 2015 was 49% compared to 51% for the three months ended September 30, 2014. See Note 1 and Note 4 of the Notes to our condensed consolidated financial statements included in Part I Item 1 of this Quarterly Report on Form 10-Q for additional information about our cost of services provided.

Research and Development

The following table presents our research and development expenses, (rounded in millions):

	Three Months Ended
	September 30,
	2015	2014

Research and development expenses	$0.3	$0.1

Research and development expenses consist mostly of compensation and related costs for personnel responsible for the research and development of our fuel. The increase of $0.2 million in 2015 was primarily due to an increase in research and development labor costs, which was offset by a decrease in related overhead expenses. Total stock-based compensation, included in research and development expenses, was approximately $58,000 and $15,000 for the three months ended September 2015 and 2014, respectively.

All of our reported research and development activities were conducted in Russia and the United States. We expense research and development costs as they are incurred. Research and development expenses will increase in dollar amount and may increase as a percentage of revenues in future periods because we expect to invest $3 million in the development of our nuclear fuel products over the next 12-15 months.

See Note 7 of the notes to our condensed consolidated financial statements included in Part I Item 1 of this Quarterly Report on Form 10-Q for additional information about our research and development costs.

General and Administrative Expenses

The following table presents our general and administrative expenses, (rounded in millions):

	Three Months Ended
	September 30,
	2015	2014

General and administrative expenses	$1.1	$0.8

General and administrative expenses consist mostly of compensation and related costs for personnel and facilities, stock-based compensation, finance, human resources, information technology, and fees for consulting and other professional services. Professional services are principally comprised of outside legal, audit, strategic advisory services and outsourcing services.

There was an increase in stock-based compensation of $0.1 million due to stock options granted in 2015. This was also an increase in payroll expenses and payroll related benefits of $0.2 million, which was primarily due to a reversal of a first quarter 2014 and second quarter 2014 payroll bonus accrual in the third quarter of 2014 of approximately $0.7 million (when it was determined that no cash bonuses would be paid for 2014), which reduced the reported payroll expense for the third quarter of 2014 by approximately $0.7 million. Not factoring in the reversal of this payroll bonus accrual, there was a decrease in payroll in 2015 of approximately $0.5 million due to employee staff reductions in 2015 and an overall decrease in total general and administrative costs for the three months ended September 30, 2015 of approximately $0.4 million. There was an increase in consulting and professional fees of $0.1 million which was offset by a decrease in other general and administrative expenses of $0.1 million.

See Note 9 of the notes to our condensed consolidated financial statements included in Part I Item 1 of this Quarterly Report on Form 10-Q for additional information about our stock-based compensation costs.

Other Income (Expenses), Net

Other income and expenses, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, was substantially the same.

Change in Revaluation of Warrant Liability

During three months ended September 30, 2015 and 2014, we recorded non-cash income of $1.1 million of $0.9 million, respectively, for warrant revaluation in our statements of operations due to a change in the fair value of the warrant liability as a result of a change in our stock price and a change in the contractual life of the warrants.

See Note 8 of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding our warrant liability.

Provision for Income Taxes

The following table presents our provision for income taxes. Our effective tax rate for the periods presented is 38%.

	Three Months Ended
	September 30,
	2015	2014

Provision for income taxes	$0.0	$0.0

We incurred a net loss for both 2015 and 2014, and took a 100% valuation allowance against all deferred tax assets. Therefore we did not have a provision for taxes for either of the three months ended September 30, 2015 and 2014.

Consolidated Results of Operations – Nine Months Ended September 30, 2015 and 2014(Restated)

The following table presents our historical operating results as a percentage of revenues for the nine month periods ended September 30, 2015 and September 30, 2014 (as restated):

			(Decrease)	(Decrease)
	2015	2014	Change $	Change %
		(As restated)
Consulting Revenues	$656,220	$878,396	$(222,176)%	(25)%

Cost of services provided
Consulting expenses	$452,008	492,047	$(40,039)%	(8)%
% of total revenues	69%	56%
Gross profit	$204,212	$386,349	$(182,137)%	(47)%
% of total revenues	31%	44%

Operating Expenses
General and administrative	$3,106,265	$3,064,309	$41,956%	1%
% of total revenues	473%	349%
Research and development expenses	$910,458	$1,172,680	$(262,222)%	(22)%
% of total revenues	139%	134%
Total Operating Loss	$(3,812,511)	$(3,850,640)	$(38,129)%	(1)%
% of total revenues	-581%	-438%
Other Income and (Expenses)	$2,735,897	$(1,212,753)	$3,948,650%	-326%
% of total revenues	417%	-138%
Net loss - before income taxes	$(1,076,613)	$(5,063,393)	$3,986,780%	(79)%
% of total revenues	-164%	-576%

Revenue

The following table presents our revenues, by business segment, for the nine months presented (rounded in millions):

	Nine Months Ended
	September 30,
	2015	2014
Consulting Segment Revenues:
ENEC and FANR (UAE)	$0.5	$0.7
Other (other countries)	0.2	0.2

Total	0.7	0.9
Technology Segment Revenues	0.0	0.0

Total Revenues	$0.7	$0.9

The decrease in our revenues in 2015 from 2014 of $0.2 million resulted from the net decrease in the work performed for our FANR and ENEC projects of approximately $0.2 million. Our consulting projects with ENEC and FANR are being performed pursuant to ongoing requests to work on specific projects on a time and expense basis as needed. The FANR contract was extended to December 31, 2016. The ENEC contract has been extended through 2015. The future revenue to be earned and recognized under both the ENEC and FANR agreements will depend upon agreed upon work plans that are under current discussion, which can differ from the revenue amounts initially planned to be earned under these agreements.

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

Costs and Expenses

The following table presents our cost of services provided, by business segment, for the nine months presented (rounded in millions):

	Nine Months Ended
	September 30,
	2015	2014

Consulting	$0.5	$0.5
Technology	0.0	0.0
Total	$0.5	$0.5

Cost of Services Provided

There was a decrease in cost of services provided was due to the decrease in revenue, which was offset by an increase in stock-based compensation allocated to cost of services provided. Cost of services provided is comprised of expenses related to the consulting, professional, administrative, and other support costs and stock-based compensation allocated to our technology and consulting projects, which were incurred to perform and support the work done for our consulting projects with ENEC, FANR and our other contracts. The billing rates to us from our consultants who provide services under our consulting contracts predominantly remained the same in 2015 and 2014. If consulting revenues increase in future periods, we expect cost of services provided will increase in dollar amount and may increase as a percentage of revenues due to increased pricing competition for consulting contracts.

Total reported gross profit margin for the nine months ended September 30, 2015 was 31% compared to 44% for the nine months ended September 30, 2014. This decrease is primarily due to the increase in stock-based compensation in 2015.

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

Research and Development

The following table presents our research and development expenses, (rounded in millions):

	Nine Months Ended
	September 30,
	2015	2014

Research and development expenses	$0.9	$1.2

Research and development expenses consist mostly of compensation and related costs for personnel responsible for the research and development of our fuel. The decrease of $0.3 million in 2015 was due to a decrease in research and development labor costs and related overhead expenses. Total stock-based compensation, included in research and development expenses, was approximately $244,000 and $32,000 for the nine months ended September 2015 and 2014, respectively.

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

See Note 7 of the Notes to our condensed consolidated financial statements included in Part I Item 1 of this Quarterly Report on Form 10-Q for additional information about our research and development costs.

General and Administrative Expenses

The following table presents our general and administrative expenses, (rounded in millions):

	Nine Months Ended
	September 30,
	2015	2014

General and administrative expenses	$3.1	$3.1

General and administrative expenses consist mostly of compensation and related costs for personnel and facilities, stock-based compensation, finance, human resources, information technology, and fees for consulting and other professional services. Professional services are principally comprised of outside legal, audit, strategic advisory services and outsourcing services.

The general and administrative expenses decrease was due to a decrease in payroll expenses and payroll related benefits of $0.1 million, which was due to a decrease in employees due to staff reductions; a decrease in consulting and professional fees of $0.1 million; a decrease in travel expenses of $0.1 million and a decrease in our other general and administrative expenses of $0.1 million. This decrease was offset by an increase in stock-based compensation of $0.4 million. Total stock-based compensation, included in general and administrative expenses, was $0.6 million and $0.2 million for the nine months ended September 30, 2015 and September 30, 2014, respectively. Total general and administrative expenses, without including stock-based compensation expense, was approximately $2.5 million and $2.9 million for the nine months ended September 30, 2015 and September 30, 2014, respectively, a decrease of $0.4 million.

See Note 9 of the Notes to our condensed consolidated financial statements included in Part 1 Item 1 of this Quarterly Report on Form 10-Q for information regarding our stock-based compensation.

Other Income (Expenses), Net

Other income and expenses, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, was substantially the same.

Change in Revaluation of Warrant Liability

During nine months ended September 30, 2015 and 2014, we recorded non-cash income of $2.7 million and non-cash expense of $1.2 million, respectively, for warrant revaluation in our statements of operations due to a change in the fair value of the warrant liability as a result of a change in our stock price and a change in the contractual life of the warrants.

See Note 8 of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding our warrant liability.

Provision for Income Taxes

The following table presents our provision for income taxes. Our effective tax rate for the periods presented is 38%.

	Nine Months Ended
	September 30,
	2015	2014

Provision for income taxes	$0.0	$0.0

We incurred a net loss for both 2015 and 2014, and took a 100% valuation allowance against all deferred tax assets. Therefore we did not have a provision for taxes for both the nine months ended September 30, 2015 and 2014.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

As of September 30, 2015, we had total cash and cash equivalents and restricted cash of approximately $2.0 million. Our working capital at September 30, 2015, was approximately $1.8 million. Our current monthly cash flow shortfall, based on our current operations, is averaging approximately $300,000 per month. Our current monthly cash flow shortfall will increase as we increase spending on research and development. Based on our September 30, 2015 working capital amount and our current projected monthly operating cash flow shortfall, our current working capital is not sufficient to fund our operations for the next 12 months. We are working to reduce our monthly cash flow shortfall and will also seek new sources of financing. We may delay incurring some operating expenses, which will reduce our cash flow shortfall for the next 12 months, if needed.

We have also put in place an ATM financing arrangement with MLV and an equity purchase agreement with Aspire Capital to fund our future research and development expenses and overhead expenses over the next 12 months. Based on the anticipated future equity fundraises from our ATM and equity purchase agreement, we expect to have sufficient working capital for the next 12 months of operations. The following table provides detailed information about our net cash flow for the nine month financial statement periods presented in this report.

Cash Flow (rounded in millions)

	Nine Months Ended
	September 30,
	2015	2014
Net cash used in operating activities	$(2.5)	$(3.4)
Net cash used in investing activities	$(0.1)	$(0.1)
Net cash provided by (used in) financing activities	$0.1	$0.3
Net cash outflow	$(2.5)	$(3.2)

The primary potential sources of cash available to us are equity investments and new consulting contracts. We have no debt or bank credit lines and we have financed our operations to date through our consulting revenue and the sale of our common stock.

Operating Activities

The decrease in our cash used in operating activities in 2015 was primarily due to the decrease in our operating expenses in 2015, as explained above in the consolidated results of operations for the nine months ended September 30, 2015 and 2014 and the change in working capital items as explained below.

Cash used in operating activities in the nine months ended September 30, 2015, consisted of net loss adjusted for non-cash (income) expense items such as stock-based compensation and warrant revaluation, as well as the effect of changes in working capital. Cash used in operating activities for the nine months ended September 30, 2015, consisted of a net loss of $1.1 million and net adjustments for non-cash expense items totaling $1.6 million, consisting of stock-based compensation of $1.1 million and warrant revaluation of ($2.7) million. Total cash provided by working capital was $0.2 million.

Cash used in operating activities for the nine months ended September 30, 2014, consisted of net loss adjusted for non-cash (income) expense items such as stock-based compensation and warrant revaluation, as well as the effect of changes in working capital. Cash used in operating activities for the nine months ended September 30, 2014, consisted of a net loss of $5.1 million and net adjustments for non-cash expense items totaling $1.4 million, consisting of stock-based compensation of $0.2 million and warrant revaluation of $1.2 million. Total cash provided by working capital totaled $0.3 million. The cash provided by working capital was due to a net increase in accounts payable, accrued expenses and other current liabilities of $0.4 million. This increase was offset by an increase in prepaid expenses and other assets of $0.1 million.

Investing Activities

Net cash used by our investing activities for the nine months ended September 30, 2015, as compared to net cash used by our investing activities in 2014 are substantially the same. Patent applications costs are also part of our investing activities. These applications are filed for the new developments resulting from our research and development activities in our technology business segment. We anticipate these patent costs to increase in the future periods due to the continuing research and development work we plan to perform on our all-metal fuel design.

Financing Activities

Net cash provided by our financing activities for the nine months ended September 30, 2015, as compared to net cash provided by our financing activities for the nine months ended September 30, 2014 was a decrease in $0.2 million. We incurred approximately $0.1 million in cash stock offering costs by putting in place our ATM financing agreement and Equity Line financings in fiscal 2015. There was a decrease in the net proceeds from the issuance of our common stock of approximately $0.1 million.

On September 4, 2015, we entered into an equity purchase agreement with Aspire Capital, which provides that Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of our common stock over a two-year term, subject to our election to sell any such shares.

On June 11, 2015, we entered into an ATM issuance sales agreement with MLV & Co. LLC, pursuant to which the Company may issue and sell shares of its common stock from time to time through MLV as the Company’s sales agent, up to a maximum amount of approximately $0.5 million. We have approximately $0.2 million remaining under the current Form S-3 shelf fundraising limit, as of the date of this filing. The amount available under the Company’s Form S-3 shelf registration statement, which may be used to register sales under the ATM sales agreement, will increase on December 1, 2015.

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

Short-Term and Long-Term Liquidity Sources

We will seek new financing or additional sources of capital available, depending on the capital market conditions, over the next 12 months. There can be no assurance that some of these additional sources of capital will be made available to us. The primary potential sources of cash available to us are as follows:

1.	Equity investment from investors by selling shares of our common stock through the ATM, Equity Purchase Agreement and other equity offerings;

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

Although we anticipate securing new consulting work, we cannot determine as of the date of this filing if and when a new consulting contract will be awarded to us. If we do enter into any new consulting or strategic technology agreements to provide working capital to support our business plan regarding our planned research and development activities for developing our fuel designs, we will still need to raise additional capital in 2015 by way of an offering of equity securities, an offering of debt securities, a financing through a bank, or a strategic alliance with another entity, options which we are currently exploring. We believe that if we are awarded new consulting contracts, the margin earned on these new contracts will favorably impact our short-term and long-term liquidity and will supplement some of the funding required for our anticipated research and development expenses of our nuclear fuel technologies of $3 million over the next 12-15 months.

See Note 9 of the Notes to our condensed consolidated financial statements included in Part 1 Item 1 of this Quarterly Report on Form 10-Q for information regarding our ATM financing and Equity Purchase Agreement financing arrangements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report on Form 10-Q. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures are not effective, because of a material weakness in our internal control over financial reporting related to the accounting for the warrants, to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management (including our Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure and that our disclosure controls and procedures are effective to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

As described elsewhere in this Quarterly Report on Form 10-Q, we identified a material weakness in our internal control over financial reporting related to our previous interpretation of ASC 815 and our initial classification and subsequent accounting of warrants as either liabilities or equity instruments. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of September 30, 2015. This material weakness resulted in a misstatement of our liabilities, non-cash expense relating to the changes in fair value of common stock warrants, additional paid-in capital, accumulated deficit accounts and related financial disclosures.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and intelligently apply developments in accounting, we plan to enhance these processes to better evaluate our research and understanding of the nuances of increasingly complex accounting standards. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified, related to our warrant accounting, see Note 2, “Restatement of Previously Issued Condensed Consolidated Financial Statements” to the condensed consolidated financial statements, as well as Part I, Item 4, “Controls and Procedures” included in this Quarterly Report on Form 10-Q.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS

On September 4, 2015, we entered into an equity purchase agreement with Aspire Capital, which provides that Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of our common stock over a two-year term, subject to our election to sell any such shares and certain other conditions. In consideration for entering into the purchase agreement and concurrently with the execution of the purchase agreement, the Company issued to Aspire Capital 300,000 shares of the Company’s common stock. The issuance of such commitment shares was exempt from registration under the Securities Act of 1933, as amended, pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a) (2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

As more fully described in Note 12 to the condensed consolidated financial statements contained elsewhere in this Quarterly Report, the Company's Compensation Committee approved, and the Board of Directors approved and ratified, an amendment to the 2015 Equity Incentive Plan to permit grants of stock options, stock appreciation rights and other equity awards relating to up to 1.5 million shares to any one individual during any one year period. A copy of the amendment is attached as Exhibit 10.3 hereto.

ITEM 6. EXHIBITS

Exhibit Number	Description
4.1

Registration Rights Agreement dated September 4, 2015 by and between Lightbridge Corporation and Aspire Capital Fund, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on September 8, 2015)

10.1	Lightbridge Corporation 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 17, 2015)
10.2

Common Stock Purchase Agreement, dated September 4, 2015, by and between Lightbridge Corporation and Aspire Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 8, 2015)

10.3	Amendment to Lightbridge Corporation 2015 Equity Incentive Plan.
31.1	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Accounting Officer
32*	Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 23, 2015

LIGHTBRIDGE CORPORATION

By:	/s/ Seth Grae
Name: Seth Grae
Title: President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Linda Zwobota
Name: Linda Zwobota
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
4.1

Registration Rights Agreement dated September 4, 2015 by and between Lightbridge Corporation and Aspire Capital Fund, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on September 8, 2015)

10.1	Lightbridge Corporation 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 17, 2015)
10.2

Common Stock Purchase Agreement, dated September 4, 2015, by and between Lightbridge Corporation and Aspire Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 8, 2015)

10.3	Amendment to Lightbridge Corporation 2015 Equity Incentive Plan.
31.1	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Accounting Officer
32*	Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Furnished herewith.