Form 10-K
period 2015-12-31
LIGHTBRIDGE Corp
filed 2016-03-15
CIK 1084554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 Commission file number: 001-34487

LIGHTBRIDGE CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	91-1975651
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11710 Plaza America Drive, Suite 2000
Reston, VA 20190
(Address of principal executive offices) (Zip Code)

(571) 730-1200
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class
Common Stock, $0.001 par value

Name of each exchange on which registered
The Nasdaq Capital Market
_______________________________________________
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
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]      No [X]

At June 30, 2015, the aggregate market value of shares held by non-affiliates of the registrant (based upon the closing sale price of such shares on the Nasdaq Capital Market on June 30, 2015) was $18,041,545.

At March 8, 2016 there were 20,328,957 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2015.

LIGHTBRIDGE CORPORATION
FORM 10-K
For the Fiscal Year Ended December 31, 2015
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

  our ability to commercialize our nuclear fuel technology,
  our ability to attract new customers;
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

Lightbridge is a leading nuclear fuel technology company and we participate in the nuclear power industry in the United States and internationally. Our mission is to be a world leader in the design and licensing of nuclear fuels that we anticipate will be economically attractive, enhance reactor safety, proliferation resistant, and produce less waste than current generation nuclear fuels, and to provide world-class strategic advisory services to governments and utilities seeking to develop or expand civil nuclear power programs.

Our business operations can be categorized in two segments:

(1)

Our nuclear fuel technology business segment - we develop next generation nuclear fuel technology that has the potential to significantly increase the power output of commercial reactors, reducing the cost of generating electricity and the amount of nuclear waste on a per-megawatt-hour basis and enhancing reactor safety and the proliferation resistance of spent fuel. Our main focus is on our nuclear fuel technology business segment.

(2)

Our nuclear energy consulting business segment - we provide nuclear power consulting and strategic advisory services to commercial and governmental entities worldwide. Our nuclear consulting business operations are intended to help defray a portion of the costs relating to the development of our nuclear fuel technology.

Financial information about our business segments is included in Part II Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 12 Business Segment Results, of the Notes to the Consolidated Financial Statements, included in Part II Item 8, Financial Statements of this Annual Report on Form 10-K.

Fuel Technology Business Segment Overview

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

We believe our proprietary nuclear fuel designs have the potential to significantly enhance the nuclear power industry’s economics and increase power output by:

  providing an increase in power output of up to 10% while simultaneously extending the operating cycle length from 18 to 24 months in existing pressurized water reactors (which are currently constrained to an 18-month operating cycle by oxide fuel); or increasing the power up to 17% while retaining an 18-month operating cycle;
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

We are currently focusing our development efforts on the metallic fuel with a power uprate of up to 10% and a 24-month operating cycle in existing Westinghouse-type four-loop pressurized water reactors. Those reactors represent a large segment of the global market and comprise our initial target market. Our metallic fuel could also be adapted for use in other types of water-cooled commercial power reactors, such as boiling water reactors, Canada Deuterium Uranium (CANDU) heavy water reactors, as well as water-cooled small modular reactors.

US Nuclear Regulatory Commission licensing processes require engineering analysis of a large break loss-of-coolant accident (LOCA), as well as many other scenarios. The LOCA scenario assumes failure of a large water pipe in the reactor coolant system. Under LOCA conditions, the fuel and cladding temperatures rise due to reduced cooling capacity. Preliminary analytical modeling shows that under a design-basis LOCA scenario, unlike conventional uranium dioxide fuel, the cladding of the Lightbridge-designed metallic fuel rods would stay at least 200 degrees below the 850-900 degrees Celsius temperature at which steam begins to react with the zirconium cladding to generate hydrogen gas. Buildup of hydrogen gas in a nuclear power plant can lead to detonation of the hydrogen. Lightbridge fuel is designed to prevent hydrogen gas generation in design-basis LOCA situations, which is a major safety benefit.

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

Consulting Business Segment Overview

Our business model expanded with the establishment of a consulting business segment in 2007, through which we provide consulting and strategic advisory services to companies and governments planning to create or expand electricity generation capabilities using nuclear power plants. On August 1, 2008, we signed separate consulting services agreements with two government entities: Emirates Nuclear Energy Corporation (ENEC) formed by Abu Dhabi, one of the member Emirates of the United Arab Emirates (UAE), and the Federal Authority for Nuclear Regulation (FANR) formed by the government of the UAE. Under these two original agreements, we have provided consulting and strategic advisory services over a contract term of five years starting from June 23, 2008. The FANR contract has been extended to December 31, 2016. These contracts can each continue to be extended upon agreement by both parties. Substantially all of our consulting business segment revenue is from foreign sources. We have also signed other consulting contracts in 2013 and 2014 with governmental and non-governmental entities to provide various consulting services that ended in 2015.

NEXT GENERATION NUCLEAR FUEL FOR THE NUCLEAR INDUSTRY

Recent Developments

  AREVA Agreements

  On December 18, 2015, we entered into a letter of agreement with AREVA NP (“AREVA”) setting out the principal terms of the potential formation of one or more joint ventures between Lightbridge and AREVA to further develop, manufacture, commercialize, and fund Lightbridge’s next generation metallic nuclear fuel technology. The letter of agreement established a framework for the future collaboration between Lightbridge and AREVA. The letter of agreement, as amended, also granted AREVA an exclusivity period for negotiations with us regarding formation of joint ventures to develop, manufacture, commercialize, and fund our next generation metallic nuclear fuel technology, which exclusivity period will expire on March 14, 2016 or the later expiration of the joint development agreement.

  On March 14, 2016, we entered into a joint development agreement (“JDA”) with AREVA which will define the different steps (including, without limitation, a feasibility study, a business plan, and an implementation action plan), working groups, and methodology to determine the feasibility and opportunity of future joint ventures between the parties. The joint development agreement provides the process by which the parties will execute definitive documentation for the joint ventures, including a term sheet that will set forth the main terms of the definitive joint venture agreements.

  As part of the definitive joint venture agreements, based on successful completion of the scope of work under the JDA, Lightbridge and AREVA will agree on: (1) terms and conditions to complete the remaining scope of work to demonstrate and commercialize the fuel assemblies based on Lightbridge’s metallic nuclear fuel, and (2) a technology licensing arrangement and other agreements needed to form and operate the joint venture company. The companies have agreed to work exclusively together in the area covered by the JDA, which will remain in force until the formation of the joint venture or December 31, 2016 at the latest.

  On March 4, 2016, we won the CleanEquity Monaco Award in Excellence in Technology Research for our innovation in nuclear fuel. The award is presented annually by His Serene Highness Prince Albert II of Monaco after the winner is selected by a panel of independent judges.

  On December 16, 2015, we entered into an initial services agreement with BWXT Nuclear Energy, Inc., a wholly owned subsidiary of BWX Technologies, Inc., to evaluate the ability to fabricate and prepare a preliminary plan for fabrication of Lightbridge-designed partial length nuclear fuel samples at BWXT facilities in the United States.

  On January 12, 2016 we announced that, the Institute for Energy Technology (IFE), which operates the Halden Research Reactor in Norway, received formal regulatory approval from the Norwegian Radiation Protection Authority for all planned irradiation of Lightbridge metallic fuel at the Halden Research Reactor in Norway.

  Nuclear fuel managers at Dominion Generation, Duke Energy, Exelon Generation and Southern Company sent a letter to the U.S. Nuclear Regulatory Commission (“NRC”) asking the NRC to prepare to review Lightbridge’s patented fuel design, in advance of an expected application in 2017 to use the Company’s fuel in a U.S. commercial reactor as early as 2020. The NRC relies on communications from licensees to adjust Commission staffing levels and budgets in anticipation of future regulatory reviews of applications submitted to the agency. These four utilities continue to advise Lightbridge on our nuclear fuel program, recently expanding their support to include expert technical advice in the area of NRC regulatory licensing activities. We expect to restart our discussions with the NRC in the coming months in preparation for regulatory licensing approval of lead test assembly operation with our metallic fuel in commercial reactors in the United States in the 2020-2021 timeframe. The letter is publicly available on the NRC website at http://pbadupws.nrc.gov/docs/ML1513/ML15134A092.pdf;

  On September 9, 2015, we signed a Comprehensive Nuclear Services Agreement with Canadian Nuclear Laboratories (CNL) for fabrication of our patented next generation metallic nuclear fuel test samples at CNL facilities at Chalk River, Ontario, Canada. This enabling agreement provides the framework to proceed with Phases 2 and 3 of the test fuel sample fabrication at CNL’s facilities in Chalk River as envisioned in an October 2014 Initial Cooperation Agreement. The initial scope of work under the comprehensive nuclear services agreement involves development of a fabrication plan in the first half of 2016.

  We entered into a binding, 10-year service agreement with the IFE, operator of the 25 MW Halden Research Reactor, southeast of Oslo, Norway. Beginning in 2017, we expect our fabricated fuel samples to undergo full irradiation under prototypic commercial reactor operating conditions in a pressurized water loop of the Halden Research Reactor. The project’s pre-irradiation scope includes irradiation-rig mechanical design, detailed neutronic and thermal-hydraulic calculations, and safety analyses with necessary regulatory approvals. The initial phase of irradiation testing is expected to continue for about three years to reach the burnup necessary for insertion of lead test assemblies (LTAs) in a commercial power reactor. The final phase of irradiation testing necessary for batch reloads and full cores operating with a 10% power uprate and a 24-month cycle is expected to take an additional two years and be completed while LTAs have begun operating in the core of a commercial power reactor. Post-irradiation examination of our partially irradiated fuel samples also is planned to begin at Halden in 2018.

  IFE was granted an export license by the Norwegian Ministry of Foreign Affairs covering all planned activities relating to the Company's nuclear fuel in Norway. Planned activities include irradiation testing of our advanced metallic fuel samples under prototypic commercial reactor operating conditions, as well as discharge of irradiated fuel samples from IFE's Halden Research Reactor. The export license is valid for a standard initial term of 3 years through October 31, 2018, and is extendable. Post-irradiation examination of irradiated fuel samples at Studsvik in Sweden requires a separate Norwegian export license, for which IFE plans to apply.

  IFE's Safety Committee approved our planned loop irradiation experiment in the Halden Research Reactor. As a next step, IFE plans to submit a safety report on the Lightbridge-designed metallic fuel samples to the Norwegian Radiation Protection Authority, as part of an application for regulatory approval of the loop irradiation experiment in the Halden Research Reactor.

  Initial task and purchase orders have been issued under the recently signed agreements with CNL and IFE. Work is currently underway on both projects in accordance with the overall project plan.

  The Korean Intellectual Property Office approved and issued to us a key patent covering our multi- lobed metallic fuel rod design and fuel assemblies. Patent No. 10-151116 – “Nuclear Reactor (Variants), Fuel Assembly Consisting of Driver-Breeding Modules for a Nuclear Reactor (Variants) and a Fuel Cell for a Fuel Assembly” - expands international protection of our proprietary fuel technology.

  In addition to the above key Korean patent, we have been granted Korean and Australian patents covering our thorium-based seed and blanket fuel assembly design for Western-type pressurized water reactors. The new patents are valid until December 2028.

  The Lightbridge Quality Assurance Program has been formulated to meet the requirements of 10 CFR 50 Appendix B, 10 CFR Part 21 and the applicable requirements of NQA-1: 2008 Edition, 2009 Addenda.

Research and Development Project Schedule

We currently anticipate that we, working in collaboration with our development partners/vendors and in certain cases contingent upon execution of collaborative research and development agreements with them will be able to:

  Have semi-scale metallic fuel samples fabricated in late 2016-early 2017 for irradiation testing in a test reactor environment under prototypic commercial reactor conditions;
  Perform in-reactor and out-of-reactor experiments in 2016-2020;
  Establish a pilot-scale fuel fabrication facility and demonstrate full-length fabrication of our metallic fuel rods in 2017-2018;
  Develop analytical models in 2016-2018 for our metallic fuel technology that can be used for reactor analysis and regulatory licensing; and
  Begin LTA operation in a full-size commercial light water reactor as soon as 2020-2021, which involves testing a limited number of full-scale fuel assemblies in the core of a commercial nuclear power plant over three 18-month cycles.

Accordingly, based on our current estimated schedule, a purchase order for an initial reload batch placed by a utility is expected as soon as 2023-2024 (after two 18-month cycles of LTA operation), with final qualification (i.e., deployment of fuel in the first reload batch) in a commercial reactor expected as soon as 2025-2026. In the interim, once we have the initial fuel performance data from loop irradiation of our fuel samples in a research reactor under prototypic operating conditions of a commercial power reactor, which is currently anticipated by late 2017-early 2018, we will target entry into a commercial arrangement with one or more major fuel fabricators that may include upfront technology access fees and/or engineering support or consulting payments to us.

OUR BUSINESS STRATEGY – NUCLEAR FUEL TECHNOLOGY BUSINESS SEGMENT

We intend to license our intellectual property for nuclear fuel designs to existing major nuclear fuel fabricators who have fuel supply contracts with utilities that own and operate nuclear power plants worldwide. We believe that such partnering will allow us to take advantage of the existing customer base of fuel fabricators, thus enabling our fuel products to achieve higher market penetration rates in a relatively short period of time. We are currently pursuing a research, development, and demonstration strategy aimed at generating sufficient interest and confidence in our fuel technology among major fuel fabricators with a view to entering into a commercial arrangement with one or more of them near the completion of the first half of our loop irradiation testing program. We believe there may be opportunities for licensing our fuel fabrication technology and engineering support fees from fuel fabricators.

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

3.	Generate public, industry, and government awareness of our fuel technologies

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

Competition with respect to the design of commercially viable nuclear fuel products is limited to conventional uranium oxide fuels, which, as discussed above, are reaching the limits in terms of their capability to provide increased power output or longer fuel cycles. We believe that the industry needs fuel products that can provide these benefits. While we believe conventional uranium oxide fuel may be capable of achieving power uprates of up to 10% in existing PWRs, doing so would require uranium-235 enrichment levels above 5% (as is also the case with our metallic fuel), higher reload batch sizes, or a combination thereof. The alternative route of increasing reload batch sizes while keeping uranium enrichment levels below 5% for power uprates up to 10% using conventional uranium oxide fuel raises the cost of each fuel reload, resulting in a significant fuel cycle cost penalty to the nuclear utility. The cost penalty could have a dramatic adverse impact on the economics of existing plants whose original capital cost has already been written off (most US nuclear power plants fall into this category).

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

In 2015, we received our export controls approval from the US Department of Energy for all of our planned work in Canada, Norway, and Sweden.

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

Separately, some of the planned critical path research, development, and demonstration activities require access to certain highly specialized technical expertise and licensed facilities where such development and demonstration work can be carried out. There are a limited number of commercial entities or government research laboratories in the world that possess this kind of technical expertise and have a licensed operating facility, including a limited number in the United States. We are currently focusing our fuel development efforts with both domestic and overseas development partners/vendors. Beginning in 2017, we expect our fabricated fuel samples to undergo full irradiation under prototypic commercial reactor operating conditions in a pressurized water loop of the Halden Research Reactor in Norway. However, the National Nuclear Security Administration (“NNSA”) of the U.S. Department of Energy, has informed us that a transfer of our fuel samples to Norway would not be possible until the bilateral agreement for peaceful nuclear cooperation, or a so-called “123 Agreement” between the U.S. and Norway was renewed. Under Section 123 of the U.S. Atomic Energy Act of 1954, as amended, a bilateral agreement for peaceful nuclear cooperation between the United States and another country must be in place before significant transfers of nuclear material, equipment, or components from the United States to the other country. The previous Section 123 Agreement with Norway has expired. The State Department and Norway have finalized the terms for the renewal of the 123 Agreement. Once the new 123 Agreement has been signed by both governments, , the U.S. President transmits the proposed agreement to both houses of Congress for a 90-day review process. The agreement will become effective unless Congress adopts a joint resolution of disapproval. If the 123 Agreement between the United States and Norway is not renewed by the time our fuel samples are fabricated and ready for shipment (currently expected around the end of 2016), we may risk program schedule delays. Such delays could disrupt our fuel technology development plans, which may have a detrimental impact on the results of our operations.

A domestic partner/vendor may eliminate the need to seek a separate US export license authorization for this work and eliminate the risk of the 123 Agreement with Norway not being in place in time to support our current schedule. If we proceed with a US national laboratory, any agreement will be subject to DOE’s review and approval. Any delay in such approval of our proposed agreement by DOE could cause program schedule slippage. If we proceed with a US commercial entity, some aspects of the development and demonstration work may still require certain US regulatory approvals (e.g., relating to 19.7% enriched uranium). Any delay in such regulatory approvals could have an adverse impact on our program schedule and future financial results.

CHALLENGES

  Collaboration with a fuel fabricator that can fabricate the LTAs and a nuclear utility that is willing to accept the LTAs is required for LTA demonstration in a commercial reactor. In the US, the fabricator and the utility will be primarily responsible for securing necessary regulatory licensing approvals for the LTA operation. To this end, in 2011, we established a Nuclear Utility Fuel Advisory Board (NUFAB) to further strengthen dialogue with global nuclear utilities. Separately, we are also pursuing discussions with major fuel fabricators relating to collaboration on our nuclear fuel designs. As disclosed recently in an 8-K filing, we have entered into a Letter of Agreement with AREVA relating to our nuclear fuel designs.

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

  Demonstration of a fabrication process both for semi-scale irradiation fuel samples and subsequently for full-length (12-14 feet) metallic fuel rods for PWR LTAs is required. Past operating experience with similar metallic fuel composition involved fabrication of metallic fuel rods up to 3 feet in length in Russia. In 2015, we entered into separate agreements with CNL, a wholly owned subsidiary of Atomic Energy of Canada Limited, and BWXT Nuclear Energy, Inc., a wholly owned subsidiary of BWX Technologies, Inc. to demonstrate feasibility of fabrication of semi-scale irradiation fuel samples at their existing facilities in Canada and the United States, respectively. Our current plan is for these fabricated semi-scale irradiation fuel samples to be irradiated to their target burnup in a pressurized water loop of the Halden Research Reactor located in Halden, Norway and for post- irradiation examination of the irradiated fuel samples to be performed on the same site in Norway. There is also the opportunity to utilize additional nearby hot cell facilities located in Studsvik, Sweden that are operated by the Swedish company Studsvik AB.

SOURCES AND AVAILABILITY OF RAW MATERIALS

We intend that our fuel technology development business will become a licensing business, as we plan to license our metallic fuel technology to fuel fabricators. We do not plan to utilize any raw materials in the conduct of our operations. The fuel fabricators which will ultimately fabricate our fuel products will require zirconium and uranium, and additional raw materials that are required for the production of nuclear fuel assemblies that go into the reactor core. Uranium and zirconium are available from various suppliers at market prices.

OVERVIEW OF THE NUCLEAR POWER INDUSTRY

Potential Market

Presently, nuclear power provides approximately 7% of the world’s energy, including approximately 11% of the world’s electricity. According to the World Nuclear Association, as of January 1, 2016 there were approximately 439 operable nuclear power plants worldwide, mostly light water reactors, with the most common types being PWRs, BWRs, and VVER reactors (a Russian equivalent of PWRs). Nuclear power provides a non-fossil fuel, low-carbon energy solution that can meet baseload electricity needs.

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

Of the nuclear reactors currently under construction, over 80% are either PWRs or VVERs with a rated electric power output of 1,000 megawatts (“MWe”) or greater.

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

Granted International Patents:

  Australian Patent No. 2007363064, based on PCT Patent Application No. PCT/RU2007/000732, filed December 26, 2007, titled “NUCLEAR REACTOR (ALTERNATIVES), FUEL ASSEMBLY OF SEED-BLANKET SUBASSEMBLIES FOR NUCLEAR REACTOR (ALTERNATIVES), AND FUEL ELEMENT FOR FUEL ASSEMBLY” (expires December 26, 2027)

  Australian Patent No. 2008365658, based on PCT Patent Application No. PCT/RU2008/000801, filed on December 25, 2008, titled “FUEL ASSEMBLY FOR A LIGHT-WATER NUCLEAR REACTOR (EMBODIMENTS), LIGHT-WATER NUCLEAR REACTOR AND FUEL ELEMENT OF THE FUEL ASSEMBLY” (expires December 2028)

  Australian Patent No. 2011250906, based on PCT International Patent Application No. PCT/US2011/036034, filed May 11, 2011, titled “Fuel Assembly” (expires May 2031)

  Japanese Patent No. 5585883, based on PCT Patent Application No. PCT/RU2007/000732, filed December 26, 2007, titled “NUCLEAR REACTOR (ALTERNATIVES), FUEL ASSEMBLY OF SEED-BLANKET SUBASSEMBLIES FOR NUCLEAR REACTOR (ALTERNATIVES), AND FUEL ELEMENT FOR FUEL ASSEMBLY” (expires December 26, 2027)

  Japanese Patent No. 5755568, based on PCT patent application No. PCT/RU2008/000801 filed on December 25, 2008 entitled “A Light Water Reactor Fuel Assembly (Alternatives), A Light Water Reactor and A Fuel Assembly Fuel Element” (expires December 2028)

  S. Korean Patent No. 10-1474864, based on PCT Patent Application No. PCT/RU2007/000732, filed December 26, 2007, titled “NUCLEAR REACTOR (ALTERNATIVES), FUEL ASSEMBLY OF SEED-BLANKET SUBASSEMBLIES FOR NUCLEAR REACTOR (ALTERNATIVES), AND FUEL ELEMENT FOR FUEL ASSEMBLY” (expires December 26, 2027)

  S. Korean Divisional Patent No. 10-1515116, based on PCT Patent Application No. PCT/RU2007/000732, filed December 26, 2007, titled “NUCLEAR REACTOR (ALTERNATIVES), FUEL ASSEMBLY OF SEED-BLANKET SUBASSEMBLIES FOR NUCLEAR REACTOR (ALTERNATIVES), AND FUEL ELEMENT FOR FUEL ASSEMBLY” (expires December 26, 2027)

  S. Korean Patent No. 10-1546814, based on PCT patent application No. PCT/RU2008/000801 filed on December 25, 2008 entitled “A Light Water Reactor Fuel Assembly (Alternatives), A Light Water Reactor and A Fuel Assembly Fuel Element” (expires December 2028)

  Eurasian Patent No. EA015019 (B1), based on PCT Patent Application No. PCT/RU2007/000732, filed December 26, 2007, titled “NUCLEAR REACTOR (ALTERNATIVES), FUEL ASSEMBLY OF SEED-BLANKET SUBASSEMBLIES FOR NUCLEAR REACTOR (ALTERNATIVES), AND FUEL ELEMENT FOR FUEL ASSEMBLY” (expires December 26, 2027);

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

Pending Patent Applications:

•

Patent Applications Based On PCT Patent Application No. PCT/RU2007/000732, filed December 26, 2007, titled “NUCLEAR REACTOR (ALTERNATIVES), FUEL ASSEMBLY OF SEED- BLANKET SUBASSEMBLIES FOR NUCLEAR REACTOR (ALTERNATIVES), AND FUEL ELEMENT FOR FUEL ASSEMBLY:”

	o	Canadian Application No. 2,710,432;
	o	Indian Application No. 5244/DELNP/2010 ;
	o	Divisional Eurasian Application No. 201301253;
	o	Divisional Japanese Application No. 2014-114955;
	o	Divisional Chinese Application No. 201410042725.7;
	o	European Application No. 8142834.7;
	o	European Application No. 10166457.1;
	o	Divisional Australian Application No. 2014202305; and
	o	When and if these applications are allowed and granted as patents, they are expected to expire on December 26, 2027.

•

Patent Applications Based On PCT patent application No. PCT/RU2008/000801 filed on December 25, 2008 entitled “A Light Water Reactor Fuel Assembly (Alternatives), A Light Water Reactor and A Fuel Assembly Fuel Element:”

	o	Canadian Application No. CA20082748367;
	o	Chinese Application No. CN20088132741;
	o	Indian Application No. 5521/DELNP/2011;
	o	Eurasian Application No. 201100729;
	o	European Application No. EP20080879222;
	o	Divisional European Application No. 16153633.9;
	o	US Application No. 13/139,677.
	o	When and if these applications are allowed and granted as patents, they are expected to expire on December 25, 2028.

•	Patent Applications Based On PCT International Patent Application No. PCT/US2011/036034, filed May 11, 2011, titled “Fuel Assembly:”

	o	Japanese Application No. JP2013-510271;
	o	S. Korean Application No. 10-2012-7029003;
	o	Canadian Application No. 2,798,539;
	o	Chinese Application No. 201180023785.9;
	o	Indian Application No. 9326/DELNP/2012;
	o	European Application No. 11735927.3;
	o	US Application No. 13/695,792;
	o	Eurasian Application No. 201201481;
	o	Divisional European Application No. 16154148.7
	o	Divisional Australian Application No. 2015202628; and
	o	Divisional Japanese Application No. 2015-094071;
	o	Ukrainian Application No. a201213992.
	o	When and if these applications are allowed and granted as patents, they are expected to expire on May 11, 2030.

•	Patent Applications Based On PCT International Patent Application No. PCT/US2014/036437, filed May 1, 2014, titled “Fuel Assembly:”

	o	Australian Application No. 2014262983;
	o	Canadian Application No. 2911608;
	o	EU Application No. 14733408.0;
	o	Indian Application No. 11062/DELNP/2015;
	o	S. Korean Application No. 10-2015-7035028;
	o	US Application No. 14/081056; and
	o	Chinese Application No. 201480036401.0.

•	Patent Applications Based On PCT International Patent Application No. PCT/US2015/050454, filed September 16, 2015, titled “Fuel Assembly:”

	o	Eurasian Application No. 201592147;
	o	US Application No. 14/856084;

In addition to our patent portfolio, we also own the following trademarks:

Registered US Trademarks:

•	LIGHTBRIDGE corporate name (Registration No. 3933449)
•	Lightbridge’s corporate logo (word and design) (Registration No. 3933450)
•	THORIUM POWER corporate name (Registration No. 3791726)

Registered International Trademarks:

•	LIGHTBRIDGE corporate name:
	•	European Union (Registration No. 8773988)
	•	France (Registration No. (08)3573606)
	•	United Kingdom (Registration No. 2486858)
	•	Russia (Registration No. 434229)
•	Lightbridge’s corporate logo:
	•	European Union (Registration No. 8771875)
	•	Russia (Registration No. 434228)
•	THORIUM POWER corporate name:
	•	Russia (Registration No. 426009)

Pending Trademark Applications:

•	LIGHTBRIDGE corporate name (US Application No. 86171723)
•	Lightbridge’s corporate logo design mark (US Application No. 86171750)

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

Our consulting services are expert and relationship based, with particular emphasis on key decision makers in senior positions within governments or companies, as well as focus on overall management of nuclear energy programs. To date, nearly all of our revenues have been derived from our consulting and strategic advisory services business segment, which primarily provides nuclear consulting services to entities within the United Arab Emirates, our first significant consulting and strategic advisory client. We have also provided nuclear safety consulting advice to US nuclear utilities. We expect to be working both directly and as a subcontractor to larger companies for our new consulting contracts in 2016 and beyond and utilizing less outside consulting firms to provide us with consulting services in the future.

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

Employees

Our business model is to limit the number of our full-time employees and to rely on individual independent contractors, outside agencies and technical facilities with specific skills to assist with various business functions including, but not limited to: corporate overhead personnel, research and development, and government relations. This model limits overhead costs and allows us to draw upon resources that are specifically tailored to our internal and external (client) needs. As of December 31, 2015, we had seven full-time employees and two part-time employees. We utilize a network of independent contractors available for deployment for specialized consulting assignments. We believe that our relationship with our employees and contractors is satisfactory.

History and Corporate Structure

We were incorporated under the laws of the State of Nevada on February 2, 1999. On October 6, 2006, we acquired our wholly-owned subsidiary Thorium Power, Inc. and changed our name to Thorium Power, Ltd. Thorium Power, Inc. was incorporated on January 8, 1992. In 2008, we formed Lightbridge International Holding, LLC (a Delaware limited liability company) to be a holding company for our foreign branch offices. Our foreign branch offices were set up to facilitate our international operations. We registered a branch office in England in 2008 called Lightbridge Advisors Limited and a branch office in Moscow, Russia in July 2009, which we are in the process of closing. On September 21, 2009, we changed our name from Thorium Power Ltd. to Lightbridge Corporation to more accurately reflect the varied nature of our business operations. Thorium Power, Inc. remains a wholly-owned subsidiary of Lightbridge Corporation.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available free of charge on our website at www.ltbridge.com as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). Copies of these reports may also be obtained free of charge by sending written requests to Investor Relations, Lightbridge Corporation, 11710 Plaza America Drive, Suite 2000, Reston VA, 20190. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You can get information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The information posted on our web site is not incorporated into this Annual Report on Form 10-K, and any reference to our website is intended to be inactive textual references only.

ITEM 1A. RISK FACTORS

Risks Related to the Company

There is substantial doubt about our ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming the company will continue as a going concern. This assumes continuing operations and the realization of assets and liabilities in the normal course of business.

As noted above, we have incurred recurring losses since inception and expect to continue to incur losses as a result of costs and expenses related to our research and continued development of our nuclear fuel and our corporate general and administrative expenses. Our limited capital resources and operations to date have been funded through sales of our equity securities. As of December 31, 2015, we had working capital of approximately $0.1 million, cash of approximately $0.6 million, stockholders’ deficit of approximately $1.5 million and an accumulated deficit of approximately $74.4 million. As a result, we have included a discussion about our ability to continue as a going concern in our consolidated financial statements, and our auditor’s report for year ended December 31, 2015 includes an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.” In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects.

Our inability to comply with the listing requirements of the Nasdaq Capital Market could result in our common stock being delisted, which could affect its market price and liquidity and reduce our ability to raise capital.

We have received notice from The Nasdaq Stock Market that we are not in compliance with certain requirements for continued listing of our common stock on the Nasdaq Capital Market. If we are not able to regain compliance with such requirements within the timeframe set by Nasdaq, or if we otherwise fail to comply with continued listing requirements, our common stock may be delisted.

On November 27, 2015, we received a letter from the Listing Qualifications staff of The Nasdaq Stock Market notifying us that we are no longer in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market. Nasdaq initially provided us with 45 calendar days to submit a plan to regain compliance with the minimum stockholders’ equity standard. Our plan to regain compliance was accepted and Nasdaq granted an extension of 180 calendar days from the date of the notification letter or May 25, 2016 to regain compliance with the minimum stockholders’ equity requirement. There can be no assurance that we will be able to regain compliance with the applicable Nasdaq listing requirements.

Subsequently, on December 11, 2015, we received a letter from the Listing Qualifications staff of The Nasdaq Stock Market notifying us that for the preceding 30 consecutive business days our common stock did not maintain a minimum closing bid price of at least $1.00 per share as required by Nasdaq Listing Rule 5550(a)(2). We have a grace period of 180 calendar days, or until June 8, 2016, to regain compliance with the minimum closing bid price requirement for continued listing. In the event we do not regain compliance by June 8, 2016, we may be provided an additional 180-day compliance period, subject to certain requirements. If we are unable to regain compliance with the minimum closing bid price requirement, the Nasdaq staff could provide notice that our common stock is subject to delisting. There can be no assurance that we will regain compliance with the minimum closing bid requirement.

If we fail to regain compliance with, or otherwise fail to comply with, all applicable continued requirements, Nasdaq may determine to delist our common stock, which could substantially decrease trading in our common stock and adversely affect the market liquidity of our common stock and cause the market price of our common stock to decline. In addition, our ability to raise additional capital, including through future at-the-market offerings and other offerings utilizing short-form registration statements on Form S-3, would be substantially impaired.

We will need to raise significant additional capital in the future to expand our operations and continue our research and development and we may be unable to raise such funds when needed and on acceptable terms.

We will need to raise significant additional capital in order to continue our research and development activities and fund our operations. Our current plan is to seek external funding from third party sources to support a large portion of the remaining development, testing and demonstration activities relating to our metallic nuclear fuel technology. The extent to which we utilize the Purchase Agreement with Aspire Capital as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, the volume of trading in our common stock and the extent to which we are able to secure funds from other sources. The number of shares that we may sell to Aspire Capital under the Purchase Agreement on any given day and during the term of the Purchase Agreement is limited. See Note 11 of the Notes to our Consolidated Financial Statements included in Part II Item 8 of this Annual Report on Form 10-K for additional information about our Aspire Capital Transaction. Additionally, we and Aspire Capital may not affect any sales of shares of our common stock under the Purchase Agreement during the continuance of an event of default or on any trading day that the closing sale price of our common stock is less than $0.10 per share. Even if we are able to access the full $10.0 million under the Purchase Agreement, we will still need additional capital to fully implement our business, operating and development plans.

When we elect to raise additional funds or additional funds are required, we may raise such funds from time to time through public or private equity offerings, debt financings or other financing alternatives, as well as through sales of common stock to Aspire Capital under the Purchase Agreement. Additional equity or debt financing or other alternative sources of capital may not be available to us on acceptable terms, if at all.

If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Debt financing, if available, would result in substantial fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing or additional equity that we raise may contain terms, such as liquidation and other preferences, which are not favorable to us or our stockholders. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may not be able to fully develop our nuclear fuel designs, our future operations will be limited, and our ability to generate revenues and achieve or sustain future profitability will be substantially harmed.

If we are unable to enter into one or more commercial agreements with nuclear fuel fabricators and/or fuel development partners, we may not be able to raise money on terms acceptable to us or at all.

We are currently in discussions with potential development partners regarding entry into agreements to support our research and development activities and further enhance the development of our fuel products. We are unable to provide a reliable estimate as to the likelihood or timing of any such agreements at this time. If we are unable to demonstrate meaningful progress towards entry into these agreements or other strategic arrangements to further the development of our fuel products, it may be difficult for us to raise additional capital on terms acceptable to us or at all. If we are unable to raise additional capital, it is unlikely that we may be able to execute our current business plan.

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

We have previously identified a material weakness in our internal control over financial reporting, and if we cannot maintain an effective system of internal control over financial reporting in the future, we may need to restate our financial statements and we may be delayed or prevented from accessing the capital markets.

We are subject to the requirements of the Sarbanes-Oxley Act of 2002, particularly Section 404, and the applicable SEC rules and regulations that require an annual management report on our internal controls over financial reporting. The management report includes, among other matters, management's assessment of the effectiveness of our internal controls over financial reporting.

We previously identified a material weakness in our internal control over financial reporting and we may not be capable of maintaining an effective system of internal control in the future. The material weakness relates to our previous interpretation of ASC 815 and our initial classification and subsequent accounting for warrants. This material weakness resulted in a misstatement of our liabilities, non-cash expense relating to the changes in fair value of common stock warrants, additional paid-in capital, accumulated deficit accounts and related financial disclosures. Management took steps during the fourth quarter of 2015 to ensure that the Company's accounting staff is knowledgeable about ASC 815 and its application to the Company. Based on the measures taken and implemented, the Company's management has tested the newly implemented control activities and found them to be effective and has concluded that the material weakness described above has been remediated as of December 31, 2015.

Our ability to identify and remediate any material weaknesses in our internal controls could affect our ability to prepare financial reports in a timely manner, control our policies, procedures, operations, and assets, assess and manage our operational, regulatory and financial risks, and integrate any acquired businesses. Any failures to ensure full compliance with internal control and financial reporting requirements in the future could result in a restatement, cause us to fail to timely meet our reporting obligations, delay or prevent us from accessing the capital markets, and harm our reputation and the market price for our common stock.

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

Successful execution of our business model is dependent upon public support for nuclear power in the United States and other countries. Nuclear power faces strong opposition from certain competitive energy sources, individuals, and organizations. The major nuclear accident that occurred at the Fukushima nuclear power plant in Japan beginning on March 11, 2011 increased public opposition to nuclear power in some countries, resulting in a slowdown in, or, in some cases, a complete halt to, new construction of nuclear power plants, an early shut down of existing power plants, or a dampening of the favorable regulatory climate needed to introduce new nuclear technologies. In addition, the Fukushima accident appears to have shrunk the projected size of the global nuclear power market in 2025-2030 as reflected in the most recent reference case projections published by the World Nuclear Association. As a result of the Fukushima accident, some countries that were considering launching new domestic nuclear power programs have delayed or cancelled preparatory activities they were planning to undertake as part of such programs. This has diminished the number of consulting opportunities that we could compete on globally, at least in the near-term. Furthermore, nuclear fuel fabrication and the use of new nuclear fuels in reactors must be licensed by the US Nuclear Regulatory Commission and equivalent governmental authorities around the world. In many countries, the licensing process includes public hearings in which opponents of the use of nuclear power might be able to cause the issuance of required licenses to be delayed or denied.

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

Risks Relating to Our Securities

The sale of our common stock to Aspire Capital may cause substantial dilution to our existing shareholders and the sale of the shares of common stock acquired by Aspire Capital could cause the price of our common stock to decline.

We have registered the resale of up to 5,730,200 shares that we may sell to Aspire Capital under the purchase agreement. It is anticipated that Aspire Capital will sell such shares over a period of up to approximately 24 months from January 2016, when the registration statement covering such shares became effective. The number of shares ultimately offered for sale by Aspire Capital is dependent upon the number of shares we elect to sell to Aspire Capital under the purchase agreement. Depending upon market liquidity at the time, sales of shares of our common stock under the purchase agreement may cause the trading price of our common stock to decline.

Aspire Capital may ultimately purchase all, some or none of the $10.0 million of common stock that, together with the 300,000 commitment shares issued under the purchase agreement, we registered for resale by Aspire Capital. Aspire Capital may sell all, some or none of our shares that it holds or comes to hold under the purchase agreement. Sales by Aspire Capital of shares acquired pursuant to the purchase agreement under the registration statement may result in dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock by Aspire Capital, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. However, we have the right to control the timing and amount of sales of our shares to Aspire Capital, and the purchase agreement may be terminated by us at any time at our discretion without any penalty or cost to us.

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

Risks Related to Our Fuel Technology Business

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

Our plans to develop our fuel technology depend on the renewal of the 123 Agreement between the United States and Norway. If the 123 Agreement is not renewed by late 2016, we may suffer program schedule delays, which could have a detrimental impact on our operations.

In October 2014, we announced the signing of an Initial Cooperation Agreement with CNL in Canada to perform fabrication and loop irradiation testing of Lightbridge-designed fuel samples at CNL’s existing facilities at Chalk River, ON, Canada. At the time of the announcement of the Initial Cooperation Agreement, our preference was for all of the proposed work to take place at a single location in Chalk River, Ontario, Canada. Subsequently, on February 9, 2015, the Canadian government made an official decision to extend the operating life of the National Research Universal reactor at Chalk River from 2016 through March 31, 2018. This shorter than expected operating life extension would not be able to accommodate all of our anticipated schedule for irradiation testing of our metallic fuel samples. Shipping partially irradiated fuel samples from Canada to another research reactor in a different country would entail significantly higher shipping costs, longer timelines, and more challenging transportation logistics. As a result, our current plan is to work with CNL on fabrication of our fuel samples at their Chalk River facilities, with full irradiation of the fabricated fuel samples to be performed in a pressurized water loop of the Halden Research Reactor located in Halden, Norway. The operating license of the Halden Research Reactor has recently been renewed through 2020 which would allow us to maintain our proposed irradiation testing schedule. Our current plan is to have post-irradiation examination of the irradiated fuel samples performed on the same site in Norway or to utilize additional nearby hot cell facilities located in Studsvik, Sweden that are operated by the Swedish company Studsvik AB.

In February 2015, in response to our request for guidance, the National Nuclear Security Administration of the US Department of Energy, or NNSA, confirmed that the proposed activities relating to fabrication, irradiation testing and post-irradiation examination of our fuel samples as outlined in our revised plan are generally authorized. However, the NNSA supplementally stated that a transfer of our fuel samples to Norway would not be possible until the bilateral agreement for peaceful nuclear cooperation, a so-called “123 Agreement” between the United States and Norway was renewed. Under Section 123 of the U.S. Atomic Energy Act of 1954, as amended, a bilateral agreement for peaceful nuclear cooperation between the United States and another country must be in place before significant transfers of nuclear material, equipment, or components from the United States to such other country. The U.S. Department of State and Norway are presently negotiating the renewal of the 123 Agreement. Once the terms of the Section 123 Agreement are agreed to by the State Department, the proposed agreement must be submitted to the President for review and approval. After presidential approval, the President transmits the proposed agreement to both houses of Congress for a 90-day review process. The agreement will become effective unless Congress adopts a joint resolution of disapproval. If the 123 Agreement between the United States and Norway is not renewed by the time our fuel samples are fabricated and ready for shipment (currently expected around the end of 2016), we may risk program schedule delays. Such delays could disrupt our fuel technology development plans, which may have a detrimental impact on the results of our operations.

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

Intellectual property rights are evolving in Russia, and are trending towards international norms, but are by no means fully developed. We have worked closely with employees in Russia and other Russian contractors and entities to develop some of our material intellectual property. Some of our earlier intellectual property rights originate from our patent filings in Russia. Our worldwide rights in some of this intellectual property, therefore, may be affected by Russian intellectual property laws. If the application of Russian laws to some of our intellectual property rights proves inadequate, then we may not be able to fully avail ourselves of all of our intellectual property, and our business model may be impeded.

Risks Associated With Our Consulting Activities

Our inability to attract business from new clients, maintain current levels of business, or retain our existing clients could have a material adverse effect on us.

We expect that many of our future client engagement agreements will be terminable by our clients with little or no notice and without penalty. Some of our work may involve multiple engagements or stages. In those engagements, there is a risk that a client may choose not to retain us for additional stages of an engagement or that a client will cancel or delay additional planned engagements. In addition, a small number of existing clients account for a majority of our consulting revenues, the loss of any one of which would have a material adverse effect on our results of operations. Some of our existing clients reduced their utilization of our consulting services beginning in 2013. Our current consulting clients are not contractually obligated to purchase a certain level of services from us and may significantly reduce their utilization of our services, resulting in a material reduction in revenue.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Description of Property

Starting December 22, 2015 our office space is located at 11710 Plaza America Drive, Suite 2000 Reston, VA 20190. The term of the lease for our new offices expires on December 31, 2016. We are obligated to pay approximately $6,500 per month for office rent and approximately another $300 per month for other fees for this rented office space. This space is used by our executives, employees, and contractors for administrative purposes, consulting work and research and development activities.

On January 1, 2015 we entered into a lease for our prior office space for a 38 month term, with a monthly rent payment of approximately $32,000 per month plus additional charges with no rent charged for the initial 2 months of the lease term. On December 17, 2015 we entered into a sublease agreement for this prior office space with a third party with a lease term starting January 1, 2016 to February 28, 2018. For more description of this sublease, see the information set forth under “Operating Leases” in Note 7, “Commitments and Contingencies,” of the Notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Item 3. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. For a description of legal proceedings involving the Company, see the information set forth under “Litigation” in Note 7, “Commitments and Contingencies,” of the Notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities Market Information

Our common stock is quoted on the Nasdaq Capital Market under the symbol “LTBR”.

The following table sets forth the highest and lowest intraday sales prices of our common stock on the Nasdaq Capital Market during each quarter of the two most recent years.

Fiscal Year	Quarter Ending	High	Low

2015	December 31	$ 1.32	$ 0.75
	September 30	$ 1.41	$ 0.75
	June 30	$ 2.92	$ 1.09
	March 31	$ 1.84	$ 1.03

2014	December 31	$ 2.37	$ 1.52
	September 30	$ 3.54	$ 2.25
	June 30	$ 2.88	$ 1.94
	March 31	$ 3.79	$ 1.47

Holders

As of March 1, 2016, our common stock was held by approximately 99 stockholders of record, including Cede & Co., the nominee for the Depository Trust & Clearing Corporation and consequently that number does not include beneficial owners of our common stock who hold their stock in “street name” through their brokers.

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

Recent Sales of Unregistered Securities

We did not sell any securities without registration under the Securities Act of 1933 during the fiscal year ended December 31, 2015 other than as previously disclosed in the Company’s quarterly reports on Form 10-Q and current reports on Form 8-K.

Item 6. Selected Financial Information.

Not applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is intended to help the reader understand Lightbridge Corporation, our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes thereto contained in “Item 8. Financial Statements and Supplementary Data” of this report. This MD&A consists of the following sections:

  Overview of Our Business — a general overview of our two business segments, the material opportunities and challenges of our business;
  Critical Accounting Policies and Estimates — a discussion of accounting policies that require critical judgments and estimates;
  Operations Review — an analysis of our consolidated results of operations for the two years presented in our consolidated financial statements. Except to the extent that differences among our operating segments are material to an understanding of our business as a whole, we present the discussion in the MD&A on a consolidated basis; and
  Liquidity, Capital Resources and Financial Position — an analysis of our cash flows; and an overview of our financial position.

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

Fuel Technology Business Segment

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

Climate Change and Nuclear Energy Fuel Market

We see an increasing trend globally toward addressing climate change, which causes us to focus more closely on our nuclear fuel technology as a means for doing so.

Nuclear power is useful as a means to reduce greenhouse gas emissions since reactors emit no carbon dioxide. Lightbridge metallic nuclear fuel technology is well-suited to be used as a means to prevent climate change since the fuel can be used in existing reactors, as well as in new reactors that will be deployed. Increased electricity generation resulting from use of Lightbridge fuel will be a low-cost option to add base load electricity to the electric grid of any country that already has a reactor that can use Lightbridge fuel. In our analysis, the world can only meet its growing energy and climate goals with increased use of nuclear power, and commercialization of Lightbridge metallic fuel will be facilitated by the fuel’s climate change benefits.

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

Research and Development Activities

We are currently working under separate agreements with CNL and BWXT Nuclear Energy, Inc. to demonstrate feasibility of fabrication of semi-scale irradiation fuel samples at their existing facilities in Canada and the United States, respectively. Once the initial phase of work involving development of a fabrication plan is completed in the first half of 2016, we plan to select one of these two entities as our primary vendor for fabrication of the fuel samples for irradiation testing in Norway, with the other entity serving as a back-up option.

As previously stated, preparatory work for irradiation testing is also underway at IFE, operator of the 25 MW Halden Research Reactor, southeast of Oslo, Norway.

We currently expect to incur approximately $3-3.5 million in research and development costs over the next 12-15 months.

In support of our long-term business plan with respect to our fuel technology business, we endeavor to create strategic alliances with major nuclear fuel vendors, fuel fabricators and/or other strategic parties during the next three years, to support the remaining research and development activities required to further enhance and complete the development of our fuel products to a commercial stage. On January 12, 2016, we issued a press release announcing our entry into an initial services agreement with BWXT Nuclear Energy, Inc., a wholly owned subsidiary of BWX Technologies, Inc., to evaluate the ability to fabricate and prepare a preliminary plan for fabrication of Lightbridge-designed partial length nuclear fuel samples at BWXT facilities in the United States. This arrangement can provide us with an alternative vendor and site to CNL for fabrication of our patented next generation metallic nuclear fuel test samples for irradiation testing at the Halden Research Reactor.

Consulting Activities

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

Derivative Instruments

Our issued and outstanding warrants to purchase Common Stock contain provisions whereby the warrants do not meet the requirements for classification as equity and are recorded as derivative warrant liabilities. We used valuation methods and assumptions that consider among other factors the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates consistent with those discussed in Note 10, "Warrant Liability" in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K in estimating the fair value for these warrants. Such derivative warrant liabilities are initially recorded at fair value with subsequent changes in fair value charged (credited) to operations in each reporting period. The fair value of the derivative warrant liability is most sensitive to changes in the fair value of the underlying Common Stock and the estimated volatility of our Common Stock. The nature of the warrant liability is such (i.e., the warrant holders receive more value when the Company’s stock price is higher) that increases in the Company’s stock price during the period result in losses on the Company’s statement of operations while decreases in the Company’s stock price result the Company recording income.

Accounting for Stock Based Compensation, Stock Options and Stock Granted to Employees and Non-employees

We adopted the requirements for stock-based compensation, where all forms of share-based payments to employees or non-employees, including stock options and stock purchase plans, are treated the same as any other form of compensation by recognizing the related cost in the statement of operations.

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

We entered into two consulting agreements in August 2008 with the Emirates Nuclear Energy Corporation (ENEC) and the Federal Authority for Nuclear Regulation (FANR). We recognize revenue associated with these contracts in accordance with the time and expense billed to our customer, which is subject to their review and approval. When a loss is anticipated on a contract, the full amount of the anticipated loss is recognized immediately. Our management uses its judgment concerning the chargeable number of hours to bill under each contract considering a number of factors, including the experience of the personnel that are performing the services, the value of the services provided and the overall complexity of the project. Should changes in management’s estimates be required, due to business conditions that cause the actual financial results to differ significantly from management’s present estimates, revenue recognized in future periods could be adversely affected.

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

Intangibles

As presented on the accompanying balance sheet, we had patents with a net book value of approximately $1.0 million and $0.8 million as of December 31, 2015 and December 31, 2014, respectively. There are many assumptions and estimates that may directly impact the results of impairment testing, including an estimate of future expected revenues, earnings and cash flows, and discount rates applied to such expected cash flows in order to estimate fair value. We have the ability to influence the outcome and ultimate results based on the assumptions and estimates we choose for testing. To mitigate undue influence, we set criteria that are reviewed and approved by various levels of management. The determination of whether or not intangible assets have become impaired involves a significant level of judgment in the assumptions.

Changes in our strategy or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets.

Recent Accounting Standards and Pronouncements

Refer to Note 1 of the Notes to our Consolidated Financial Statements for a discussion of recent accounting standards and pronouncements.

Operations Review

Business Segments and Periods Presented

We have provided a discussion of our results of operations on a consolidated basis and have also provided certain detailed segment information for each of our business segments below for the years ended December 31, 2015 and 2014, in order to provide a meaningful discussion of our business segments. We have organized our operations into two principal segments: Consulting and Nuclear Fuel Technology. We present our segment information along the same lines that our chief executives review our operating results in assessing performance and allocating resources.

BUSINESS SEGMENT RESULTS - YEARS ENDED DECEMBER 31, 2015 AND 2014

					Corporate and
	Consulting		Technology		Eliminations		Total
	2015	2014	2015	2014	2015	2014	2015	2014

Revenue	$910,531	$1,310,199	$-	$-	$-	$-	$910,531	$1,310,199
Segment Profit (Loss)- Pre Tax	$(267,671)	$406,078	$(1,484,164)	$(1,534,605)	$(2,566,315)	$(2,525,787)	$(4,318,150)	$(3,654,314)
Total Assets	$139,797	$469,086	$950,594	$833,560	$1,117,045	$4,750,591	$2,207,436	$6,053,237

Technology Business

Over the next 12 to 15 months, we expect to incur approximately $3 million to $3.5 million in research and development expenses related to the development of our proprietary nuclear fuel designs, contingent on us raising additional equity capital in 2016. We spent approximately $1.5 million for research and development during each of the years ended December 31, 2015 and 2014.

Over the next 2-3 years, we expect that our research and development activities will increase and will be primarily focused on testing and demonstration of our metallic fuel technology for Western-type water-cooled reactors. The main objective of this research and development phase is to prepare for full-scale demonstration of our fuel technology in an operating commercial power reactor.

Consulting Services Business

At the present time, all of our revenue for the years ended December 31, 2015 and 2014 is from our consulting services business segment and is derived by offering services to governments outside of the US planning to create or expand electricity generation capabilities using nuclear power plants. The fee type and structure that we offer for each client engagement is dependent on a number of variables, including the complexity of the services, the level of the opportunity for us to improve the client’s electricity generation capabilities using nuclear power plants, and other factors.

Consolidated Results of Operations

The following table presents our historical operating results as a percentage of revenues for the years indicated:

	Year Ended
	December 31,		(Decrease)	(Decrease)
	2015	2014	Change $	Change %

Consulting Revenues	$910,531	$1,310,199	$(399,668)	-31%

Cost of services provided
Consulting expenses	$694,292	$756,277	$(61,985)	-8%
% of total revenues	76%	58%

Gross profit	$216,239	$553,922	$(337,683)	-61%
% of total revenues	24%	42%

Operating Expenses
General and administrative	$5,350,285	$3,834,935	$1,515,350	40%
% of total revenues	588%	293%

Research and development	$1,484,164	$1,534,605	$(50,441)	-3%
% of total revenues	163%	117%

Total Operating Expenses	$6,834,449	$5,369,540	$1,464,909	27%
% of total revenues	751%	410%

Total Operating Loss	$(6,618,210)	$(4,815,618)	$(1,802,592)	37%
% of total revenues	-727%	-368%

Other Income	$2,300,060	$1,161,304	$1,138,756	98%
% of total revenues	253%	89%

Net loss - before taxes	$(4,318,150)	$(3,654,314)	$663,836	18%
% of total revenues	-474%	-279%

Revenue

The following table presents our revenues, by business segment, for the years presented (rounded in millions):

	Year Ended
	December 31,
	2015	2014
Consulting Segment Revenues:
ENEC and FANR (UAE)	$0.5	$1.1
Other (other countries)	0.4	0.2
Total	0.9	1.3
Technology Segment Revenues	-	-
Total Revenues	$0.9	$1.3

The decrease in our revenues from 2014 to 2015 of $0.4 million resulted from the net decrease in the work performed for our FANR and ENEC projects of approximately $0.6 million. This decrease was partially offset by an increase in our consulting revenues from Lloyds Register of approximately $0.2 million. Our consulting projects with ENEC and FANR are being performed pursuant to ongoing requests to work on specific projects on a time and expense basis as needed. The FANR contract was extended to December 31, 2016. The future revenue to be earned and recognized under both the ENEC and FANR agreements will depend upon agreed upon work plans that are under current discussion, which can differ from the revenue amounts initially planned to be earned under these agreements.

The market for nuclear industry consulting services is competitive, fragmented, and subject to rapid change. We believe that our independence, experience, expertise, reputation and segment focus enable us to compete effectively in this marketplace. We see a declining future trend in our nuclear consulting business segment.

See Note 1 and Note 3 of the Notes to our Consolidated Financial Statements included in Part II Item 8 of this Annual Report on Form 10-K for additional information about our revenue.

Costs and Expenses

The following table presents our cost of services provided, by business segment, for the years presented (rounded in millions):

	Year Ended
	December 31,
	2015	2014

Consulting	$0.7	$0.8
Technology	-	-
Total	$0.7	$0.8

Cost of Services Provided

The decrease in our cost of services provided for the years ended December 31, 2015 and 2014 resulted from less revenue and margins earned due to increased pricing competition in 2015, which was offset by an increase in stock-based compensation in 2015. Cost of services provided is comprised of expenses related to the consulting, professional, administrative, and other support costs and stock-based compensation allocated to our consulting projects labor, which were incurred to perform and support the work done for our consulting projects with ENEC, FANR and our other contracts. The billing rates to us from our consultants who provide services under our consulting contracts predominantly remained the same in 2015 and 2014. If consulting revenues increase in future periods, we expect cost of services provided will increase in dollar amount and may increase as a percentage of revenues due to increased pricing competition for consulting contracts.

Total reported gross profit margin for the years ended December 31, 2015 was 24% compared to 42% for the years ended December 31, 2014, because of increased stock-based compensation in 2015 and increased pricing competition for consulting contracts.

See Note 1 and Note 3 of the Notes to our Consolidated Financial Statements included in Part II Item 8 of this Annual Report on Form 10-K for additional information about our cost of services provided.

Research and Development

The following table presents our research and development expenses, (rounded in millions):

	Year Ended
	December 31,
	2015	2014

Research and development expenses	$1.5	$1.5

Research and development expenses consist mostly of compensation and related overhead costs for personnel responsible for the research and development of our fuel. Total research and development labor and rent decreased by approximately $0.5 million in 2015 due to the transition of projects from Russia to Canada and the closing of our Russia office. Total stock-based compensation included in research and development expenses increased by approximately $0.4 million due to the issuance of stock options in 2015.

All of our reported research and development activities were conducted in the United States, Canada, Norway, and Russia. We expense research and development costs as they are incurred. Research and development expenses will increase in dollar amount and may increase as a percentage of revenues in future periods because we expect to invest $3 million to $3.5 million in the development of our nuclear fuel products over the next 12-15 months.

See Note 8 of the Notes to our Consolidated Financial Statements included in Part II Item 8 of this Annual Report Form on 10-K for additional information about our research and development costs.

General and Administrative Expenses

The following table presents our general and administrative expenses, (rounded in millions):

	Year Ended
	December 31,
	2015	2014

General and administrative expenses	$5.4	$3.8

General and administrative expenses consist mostly of compensation and related costs for personnel and facilities, stock-based compensation, finance, human resources, information technology, and fees for consulting and other professional services. Professional services are principally comprised of outside legal, audit, strategic advisory services and outsourcing services.

There was an increase in stock-based compensation of $0.9 million due to stock options granted in 2015. This was also an increase in payroll expenses and payroll related benefits of $0.1 million; increase in professional fees due to the restatement of the prior periods financial statements for the derivative warrant liabilities and other matters of $0.4 million and an increase in rent expenses of $0.1 million. During the year ended December 31, 2015 we recorded an abandonment loss of $0.5 million for the loss over the term of the sublease of our prior office space in Mclean Virginia. These increases were offset by a decrease in travel to conferences and other of $0.1 million and a decrease in corporation promotion expenses, including professional fees for public relations work, of $0.2 million.

See Note 11 of the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for information regarding our stock-based compensation.

Other Income (Expenses), Net

The following table presents our other income (expenses), net (rounded in millions):

	Year Ended
	December 31,
	2015	2014
Warrant revaluation	$2.3	$1.2

Other income, net	$2.3	$1.2

Change in Revaluation of Warrant Liability

During the years ended December 31, 2015 and 2014, we recorded non-cash warrant revaluation income of $2.3 million and warrant income of $1.2 million, respectively, for the warrant revaluation in our statements of operations due to a change in the fair value of the warrant liability as a result of a change in our stock price and a change in the contractual life of the warrants.

See Note 10 of the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for information regarding our warrant liability.

Provision for Income Taxes

The following table presents our provision for income taxes. Our effective tax rate for the periods presented is 38%.

	Year Ended
	December 31,
	2015	2014

Provision for income taxes	$0.0	$0.0

We incurred a pre-tax net loss for both 2015 and 2014. We reviewed all sources of income for purposes of recognizing the deferred tax assets and concluded a full valuation allowance for 2015 and 2014 was necessary. Therefore we did not have a provision for taxes for both years ended December 31, 2015 and 2014.

See Note 9 of the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for information regarding our Income Taxes.

Liquidity, Capital Resources and Financial Position

To date, our consulting revenue has not provided sufficient cash flow to cover both our research and development expenses and corporate overhead expenses.

The primary potential sources of cash available to us are equity investments through our purchase agreement with Aspire Capital and our ATM agreement with MLV. We have no debt or debt credit lines and we have financed our operations to date through our consulting revenue and the sale of our common stock. We raised approximately $0.2 million in 2015 from our ATM financing agreement, and as of the date of this filing, we have raised approximately $1.2 million in 2016 through our equity purchase agreement with Aspire. On November 17, 2014, we raised approximately $4.5 million after payment of certain fees and expenses in a registered direct offering.

As of December 31, 2015, we had total cash and cash equivalents of approximately $0.6 million and approximately $0.3 million in restricted cash. Our working capital at December 31, 2015, was approximately $0.1 million. Our current average monthly cash flow shortfall based on our current operations, is averaging approximately $300,000 per month, and we expect this shortfall to increase to approximately $400,000 per month through the remainder of 2016 as we increase spending on research and development. Based on our December 31, 2015 working capital amount and our current projected monthly operating cash flow shortfall, our current working capital without additional financing is not sufficient to fund our operations for the next 12 months. We are working to reduce our monthly cash flow shortfall and will also seek new sources of financing. We may delay incurring some operating expenses, which will reduce our cash flow shortfall for the next 12 months, if needed.

We have put in place an ATM financing arrangement with MLV and an equity purchase agreement with Aspire Capital to fund our future research and development expenses and overhead expenses over the next 12 months. Based on the anticipated future equity fund raises from our ATM and equity purchase agreement and others, we expect to have sufficient working capital for the next 12 months of operations. The following table provides detailed information about our net cash flows for the years ended December 31, 2015 and 2014.

Cash Flow (in millions)

	Year Ended
	December 31,
	2015	2014
Net cash used in operating activities	$(3.7)	$(4.3)
Net cash used in investing activities	$(0.1)	$(0.1)
Net cash provided by financing activities	$0.2	$5.0
Net cash inflow (outflow)	$(3.6)	$0.6

Operating Activities

The decrease in our cash used in operating activities in 2015 was primarily due to the change in revenue and operating expenses as explained above and the change in working capital items as explained below.

Cash used in operating activities in the year ended December 31, 2015, consisted of net loss adjusted for non-cash (income) expense items such as depreciation and amortization and warrant revaluation, as well as the effect of changes in working capital. Cash used in operating activities in the year ended December 31, 2015, consisted of a net loss of $4.3 million and net adjustments to net loss for non-cash income items totaling $0.0 million, consisting of non-cash adjustments or decrease to net loss for stock-based compensation of $1.9 million and abandonment loss of $0.4 million and a non-cash adjustment or increase to net loss for the warrant revaluation income of $2.3 million. Total cash provided by working capital totaled $0.7 million. The cash provided by working capital was due primarily to the increase in accounts payable and accrued expenses of $0.3 million, due to the decrease in our cash balances and a decrease in accounts receivable and other of $0.4 million, primarily due to the decrease in our revenue in 2015.

Cash used in operating activities in the year ended December 31, 2014, consisted of net loss adjusted for non-cash (income) expense items such as depreciation and amortization and warrant revaluation, as well as the effect of changes in working capital. Cash used in operating activities in the year ended December 31, 2014, consisted of a net loss of $3.7 million and net positive adjustments or increases to net loss for non-cash income items totaling $0.9 million, consisting of negative non-cash adjustment or reduction to net loss for stock-based compensation of $0.3 million and a positive adjustment or increase non-cash adjustment to net loss for warrant revaluation income of $1.2 million. Total cash provided by working capital totaled $0.2 million. The cash provided by working capital was due primarily to the increase in accounts payable and accrued expenses and decrease in our prepaid and other assets of $0.2 million, primarily due to the decrease in our cash balances.

Investing Activities

Net cash used by our investing activities for the year ended December 31, 2015, as compared to net cash used by our investing activities in 2014, was primarily the same. Patent applications costs are part of our investing activities. These applications are filed for the new developments resulting from our research and development activities in our technology business segment. We anticipate these patent costs to increase in the future periods due to the continuing research and development work we plan to perform on our all-metal fuel design.

Financing Activities

Net cash provided by our financing activities for the year ended December 31, 2015, as compared to net cash provided by our financing activities for the year ended December 31, 2014 was a decrease in $4.8 million. There was a decrease in the net proceeds from the issuance of our common stock of approximately $4.6 million. This was also a decrease in the change in our restricted cash balance of $0.2 million.

On September 4, 2015, we entered into an equity purchase agreement with Aspire Capital, which provides that Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of our common stock over a two-year term, subject to our election to sell any such shares. We have approximately $8.8 million of remaining availability under the purchase agreement; however, pursuant to Nasdaq rules, the aggregate number of shares that we can issue to Aspire Capital under the purchase agreement may in no case exceed 3,614,766 shares of our common stock (of which we have sold 2.1 million shares as of the date of this report), unless (i) stockholder approval is obtained to issue more, in which case this 3,614,766 share limitation will not apply, or (ii) stockholder approval has not been obtained and at any time the 3,614,766 share limitation is reached and at all times thereafter the average price paid for all shares issued under the purchase agreement (including 300,000 commitment shares issued thereunder) is equal to or greater than $0.95 per share, a price equal to the closing sale price of our common stock on the business day before the execution of the purchase agreement. We have not received shareholder approval to exceed this 3,614,766 share Nasdaq limitation.

On June 11, 2015, we entered into an ATM issuance sales agreement with MLV & Co. LLC, pursuant to which the Company may issue and sell shares of its common stock from time to time through MLV as the Company’s sales agent. On December 2, 2015 we filed a prospectus supplement which increased the maximum amount registered for sale pursuant to the ATM sales agreement to approximately $5.6 million. The amount available under the Company’s Form S-3 shelf registration statement, which may be used to register additional sales under the ATM sales agreement, will increase upon an increase in the company’s stock price.

Short-Term and Long-Term Liquidity Sources

In addition to the ATM financing and equity purchase agreement financing arrangements discussed above, we may seek new financing or additional sources of capital, depending on the capital market conditions, over the next 12 months. There can be no assurance that some of these additional sources of capital will be made available to us. The primary potential sources of cash available to us are as follows:

1.	Equity investment from investors; and

2.

Strategic investment or cost-sharing contributions through alliances with major fuel vendors, fuel fabricators and/or other strategic parties during the next [three years], to support the remaining research and development activities required to further enhance and complete the development of our fuel products to a commercial stage.

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

We will need to raise additional capital in 2016 by way of an offering of equity securities, an offering of debt securities, a financing through a bank, or a strategic alliance with another entity, options which we are currently exploring.

See Note 11 of the Notes to our financial statements included in Part II Item 8 of this Annual Report on Form 10-K for information regarding our ATM financing and equity purchase agreement financing arrangements.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 8. Financial Statements

The full text of our audited consolidated financial statements as of and for the years ended December 31, 2015 and 2014 begins on page F-1 of this Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There have been no disagreements regarding accounting and financial disclosure matters with our independent certified public accountants.

Item 9A. Controls and Procedures Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, evaluated the disclosure controls and procedures related to the recording, processing, summarization and reporting of information in the periodic reports that we file with the SEC. These disclosure controls and procedures have been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms , and (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2015.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. Based on this assessment, management, with the participation of our Chief Executive Officer and Chief Financial Officer, determined that as of December 31, 2015, the Company’s internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Remediation of Previous Material Weakness

In connection with the restatement discussed in Note 2 to the consolidated financial statements in Amendment No. 2 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2014, management identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness relates to our previous interpretation of ASC 815 and our initial classification and subsequent accounting for warrants. This material weakness resulted in a misstatement of our liabilities, non-cash expense relating to the changes in fair value of common stock warrants, additional paid-in capital, accumulated deficit accounts and related financial disclosures. This material weakness resulted in the restatement of the Company's consolidated financial statements as of December 31, 2014 and 2013 and for the years ended December 31, 2014 and 2013.

The Company's management believes that this incident was related to the interpretation of ASC 815 and specific accounting literature under GAAP and is isolated. Management took steps during the fourth quarter of 2015 to ensure that the Company's accounting staff is knowledgeable about ASC 815 and its application to the Company. Based on the measures taken and implemented, the Company's management has tested the newly implemented control activities and found them to be effective and has concluded that the material weakness described above has been remediated as of December 31, 2015.

Changes in Internal Controls

Other than as described under “Remediation of Previous Material Weakness” above, there were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by Item 10 of Part III will be included in our Proxy Statement relating to the 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 11 of Part III will be included in our Proxy Statement relating to the 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholders The information required by Item 12 of Part III will be included in our Proxy Statement relating to the 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by Item 13 of Part III will be included in our Proxy Statement relating to the 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by Item 14 of Part III will be included in our Proxy Statement relating to the 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Exhibit
Number	Description

3.1*	Articles of Incorporation of the Company, as amended.

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the current report on 8-K filed by the Company on July 9, 2007)

4.1	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed by the Company on July 23, 2010)

4.2	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed by the Company on October 22, 2013)

4.3	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed by the Company on November 18, 2014)

4.4

Registration Rights Agreement, dated September 4, 2015, between the Company and Aspire Capital Fund, LLC (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed by the Company on September 8, 2015)

10.1

Common Stock Purchase Agreement, dated September 4, 2015, between the Company and Aspire Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by the Company on September 8, 2015)

10.2

At-the-Market Issuance Sales Agreement, dated June 11, 2015, between the Company and MLV & Co. LLC (incorporated by reference to Exhibit 1.2 to the registration statement on Form S-3 (File No. 333-204889) filed by the Company on June 11, 2015)

10.3**	2006 Stock Plan (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by the Company on February 21, 2006)

10.4**	Lightbridge Corporation 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by the Company on July 17, 2015)

10.5**	Amendment to the Lightbridge Corporation 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q filed by the Company on November 23, 2015)

10.6**

Employment Agreement, dated as of February 14, 2006, between the Company and Seth Grae (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K filed by the Company on February 21, 2006).

10.7**	Employment Agreement, dated July 27, 2006, between the Company and Andrey Mushakov (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Company on August 4, 2006).

10.8**

Independent Director Contract, dated August 21, 2006, between the Company and Victor Alessi (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by the Company on August 25, 2006).

10.9**

Independent Director Contract, dated October 10, 2013, between the Company and Kathleen Kennedy Townsend (incorporated by referenced to Exhibit 10.5 to the annual report on Form 10-K filed by the Company on March 27, 2014)

10.10**

Independent Director Contract, dated October 23, 2006, between the Company and Daniel B. Magraw (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed by the Company on October 23, 2006).

10.11**

Restricted Stock Grant Agreement, dated July 14, 2009, between Seth Grae and the Company (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by the Company on July 20, 2009).

10.12**	Stock Option Agreement, dated July 14, 2009, between Seth Grae and the Company (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by the Company on July 20, 2009).

10.13‡

Agreement No. EDC10017, dated January 1, 2010, between Emirates Nuclear Energy Corporation and the Company (incorporated by referenced to Exhibit 10.13 to the annual report on Form 10- K/A filed by the Company on November 23, 2015)

10.14	Change Order No. 4 to Agreement No. EDC10017 (incorporated by referenced to Exhibit 10.14 to the annual report on Form 10-K/A filed by the Company on November 23, 2015)

10.15	Change Order No. 5 to Agreement No. EDC10017 (incorporated by referenced to Exhibit 10.15 to the annual report on Form 10-K/A filed by the Company on November 23, 2015)

10.16	Change Order No. 6 to Agreement No. EDC10017 (incorporated by referenced to Exhibit 10.16 to the annual report on Form 10-K/A filed by the Company on November 23, 2015)

10.17	Change Order No. 7 to Agreement No. EDC10017 (incorporated by referenced to Exhibit 10.17 to the annual report on Form 10-K/A filed by the Company on November 23, 2015)

10.18‡

Consultancy Services Agreement, dated November 1, 2013, between Emirates Nuclear Energy Corporation and the Company (incorporated by referenced to Exhibit 10.18 to the annual report on Form 10-K/A filed by the Company on November 23, 2015)

10.19‡	Change Order No. 1 to Consultancy Services Agreement (incorporated by referenced to Exhibit 10.19 to the annual report on Form 10-K/A filed by the Company on November 23, 2015)

10.20	Change Order No. 2 to Consultancy Services Agreement (incorporate by reference to Exhibit 10.1 to the quarterly report on Form 10-Q/A filed by the Company on November 23, 2015).

10.21‡

Consultancy Agreement, dated July 15, 2012, between the Federal Authority for Nuclear Regulation (UAE) and the Company (incorporated by referenced to Exhibit 10.20 to the annual report on Form 10-K/A filed by the Company on November 23, 2015)

10.22‡

Amendment No. 1 to Consultancy Agreement, dated January 1, 2013, between the Federal Authority for Nuclear Regulation (UAE) and the Company (incorporated by referenced to Exhibit 10.21 to the annual report on Form 10-K/A filed by the Company on November 23, 2015)

10.23‡

Amendment No. 2 to Consultancy Agreement, dated January 1, 2014, between the Federal Authority for Nuclear Regulation (UAE) and the Company (incorporated by referenced to Exhibit 10.22 to the annual report on Form 10-K/A filed by the Company on November 23, 2015)

10.24‡

Amendment No. 3 to Consultancy Agreement, dated November 10, 2014, between the Federal Authority for Nuclear Regulation (UAE) and the Company (incorporated by referenced to Exhibit 10.23 to the annual report on Form 10-K/A filed by the Company on November 23, 2015)

10.25‡

Consultancy Agreement, dated June 1, 2014, among the Federal Authority for Nuclear Regulation (UAE), Lloyd’s Register EMEA and the Company (incorporated by referenced to Exhibit 10.24 to the annual report on Form 10-K/A filed by the Company on November 23, 2015)

10.26‡

Relationship Deed, dated June 22, 2014, between Lloyd’s Register EMEA and the Company (incorporated by referenced to Exhibit 10.25 to the annual report on Form 10-K/A filed by the Company on November 23, 2015)

10.27

Strategic Alliance Agreement, dated August 16, 2012, between Lloyd’s Register EMEA and the Company (incorporated by referenced to Exhibit 10.26 to the annual report on Form 10-K/A filed by the Company on November 23, 2015)

10.28‡

Subcontracted Services Agreement Order Form, dated October 12, 2013, between Lloyd’s Register Asia and the Company (incorporated by referenced to Exhibit 10.27 to the annual report on Form 10-K/A filed by the Company on November 23, 2015)

21.1*	Subsidiaries of the Company

23.1*	Consent of BDO USA, LLP

23.2*	Consent of Anderson Bradshaw

31.1*	Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification —Chief Financial Officer and Principal Accounting Officer.

32*	Section 1350 Certifications.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed or furnished herewith
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

LIGHTBRIDGE CORPORATION

Date: March 15, 2016	By:	/s/ Seth Grae
Seth Grae
Chief Executive Officer,
President and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on March 15, 2016.

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
Dan Magraw

LIGHTBRIDGE CORPORATION
December 31, 2015 and 2014
TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Lightbridge Corporation
Reston, Virginia

We have audited the accompanying consolidated balance sheet of Lightbridge Corporation as of December 31, 2015 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lightbridge Corporation at December 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Philadelphia, Pennsylvania
March 15, 2016

Russell E. Anderson, CPA Russ Bradshaw, CPA William R. Denney, CPA Kristofer Heaton, CPA	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To The Board of Directors and Stockholders of Lightbridge Corporation

We have audited the accompanying consolidated balance sheet of Lightbridge Corporation (the Company) as of December 31, 2014, and the related consolidated statements of operations, cash flows, and changes in stockholders’ equity for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lightbridge Corporation as of December 31, 2014, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2 of the financial statements included in the Company’s 2014 Form 10-K/A filed on November 23, 2015, the Company determined it was necessary to restate the 2014 consolidated financial statements.

5296 S. Commerce Dr
Suite 300	/s/Anderson Bradshaw PLLC
Salt Lake City, Utah	Salt Lake City, Utah
84107 USA (T) 801.281.4700

March 25, 2015 except for the effects of the matters described in Note 2, Note 9, Note 12, Note 14, and Note 15 of the financial statements included in the Company’s 2014 Form 10-K/A filed on November 23, 2015, as to which are dated November 23, 2015.

(F) 801.281.4701

abcpas.net

Lightbridge Corporation
Consolidated Balance Sheets

	December 31,	December 31,
	2015	2014
ASSETS
Current Assets
Cash and cash equivalents	$623,184	$4,220,225
Restricted cash	325,832	325,181
Accounts receivable - project revenue and reimbursable project	139,797	469,086
Prepaid expenses and other current assets	168,029	205,185
Total Current Assets	1,256,842	5,219,677
Other Assets
Patent costs	950,594	833,560
Total Assets	$2,207,436	$6,053,237

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable and accrued liabilities	$1,182,371	$653,669
Total Current Liabilities	1,182,371	653,669
Long-Term Liabilities
Deferred lease abandonment liability	196,938	-
Derivative warrant liability	2,327,195	4,633,312
Total Liabilities	3,706,504	5,286,981

Commitments and contingencies - note 7

Stockholders' Equity (Deficiency)
Preferred stock, $0.001 par value, 50,000,000 authorized shares, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 authorized, 18,628,957 shares outstanding at December 31, 2015 and 18,082,874 at December 31, 2014	18,629	18,083
Additional paid-in capital	72,853,744	70,801,464
Accumulated Deficit	(74,371,441)	(70,053,291)
Total Stockholders' Equity (Deficiency)	(1,499,068)	766,256
Total Liabilities and Stockholders' Equity (Deficiency)	$2,207,436	$6,053,237

The accompanying notes are an integral part of these consolidated financial statements.

Lightbridge Corporation
Consolidated Statements of Operations

	Years Ended
	December 31,
	2015	2014
Revenue:

Consulting Revenue	$910,531	$1,310,199

Cost of Consulting Services Provided	694,292	756,277

Gross Margin	216,239	553,922

Operating Expenses
General and administrative	5,350,285	3,834,935
Research and development expenses	1,484,164	1,534,605
Total Operating Expenses	6,834,449	5,369,540

Operating Loss	(6,618,210)	(4,815,618)

Other Income and (Expenses)
Warrant revaluation	2,306,117	1,162,730
Interest income	705	1,951
Other income (expenses)	(6,762)	(3,377)
Total Other Income and (Expenses)	2,300,060	1,161,304

Net loss before income taxes	(4,318,150)	(3,654,314)

Income taxes	-	-

Net loss	$(4,318,150)	$(3,654,314)

Net Loss Per Common Share,
Basic and Diluted	$(0.24)	$(0.24)

Weighted Average Number of Shares Outstanding	18,239,302	15,463,392

The accompanying notes are an integral part of these consolidated financial statements.

Lightbridge Corporation
Consolidated Statements of Cash Flows

	Years Ended
	December 31,
	2015	2014
Operating Activities:
Net Loss	$(4,318,150)	$(3,654,314)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock-based compensation	1,881,326	282,276
Abandonment loss	433,467	-
Loss on marketable securities	-	1,297
Warrant revaluation	(2,306,117)	(1,162,730)
Changes in operating working capital items:
Accounts receivable - fees and reimburseable project costs	329,289	(43,170)
Prepaid expenses and other assets	37,156	83,754
Accounts payable and accrued liabilities	292,173	177,040
Net Cash Used In Operating Activities	(3,650,856)	(4,315,847)

Investing Activities:
Proceeds from the sale of marketable securities	-	14,434
Patent costs	(117,034)	(134,392)
Net Cash Used In Investing Activities	(117,034)	(119,958)

Financing Activities:
Net proceeds from the issuance of common stock	171,500	4,753,326
Restricted cash	(651)	229,827
Net Cash Provided by Financing Activities	170,849	4,983,153

Net Increase (Decrease) In Cash and Cash Equivalents	(3,597,041)	547,348

Cash and Cash Equivalents, Beginning of Year	4,220,225	3,672,877

Cash and Cash Equivalents, End of Year	$623,184	$4,220,225

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year:
Interest	$-	$-
Income taxes	$-	$-

Non-Cash Financing Activity:
Warrant liability - fair value of warrants exercised	$-	$331,144

The accompanying notes are an integral part of these consolidated financial statements.

Lightbridge Corporation
Consolidated Statement of Changes in Stockholders’ Equity (Deficiency)
For The Years Ended December 31, 2015 and 2014

					Total
			Additional		Stockholders’
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficiency)

Balance - December 31, 2013	15,057,243	$15,057	$69,853,600	$(66,398,977)	$3,469,680
Shares issued- registered offerings and stock grants	2,892,809	2,893	4,750,300		4,753,193
Fair value of warrants issued with financing			(4,415,855)		(4,415,855)
Warrants exercised	132,822	133	331,143		331,276
Net loss				(3,654,314)	(3,654,314)
Stock-based compensation			282,276		282,276
Balance -December 31, 2014	18,082,874	$18,083	$70,801,464	$(70,053,291)	$766,256

Shares issued – registered offerings	546,083	546	170,954		171,500
Net loss				(4,318,150)	(4,318,150)
Stock-based compensation			1,881,326		1,881,326
Balance - December 31, 2015	18,628,957	$18,629	$72,853,744	$(74,371,441)	$(1,499,068)

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTBRIDGE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation, Summary of Significant Accounting Policies, and Nature of Operations

The Company was formed on October 6, 2006, when Thorium Power, Ltd. merged with Thorium Power, Inc., (“TPI”), which had been formed in the State of Delaware on January 8, 1992. On September 29, 2009, we changed our name from Thorium Power, Ltd. to Lightbridge Corporation (subsequently referred to as “we” or the “Company”). We are engaged in two operating business segments: our Technology Business Segment and our Consulting Business Segment (see Note 12-Business Segment Results).

Going Concern

We have incurred recurring losses since inception and expect to continue to incur losses as a result of costs and expenses related to our research and continued development of our nuclear fuel and our corporate general and administrative expenses. Our limited capital resources and operations to date have been funded through sales of our equity securities. As of December 31, 2015, we had working capital of approximately $0.1 million, cash of approximately $0.6 million, stockholders’ deficit of approximately $1.5 million and an accumulated deficit of approximately $74.4 million. As a result, there is substantial doubt about our ability to continue as a going concern. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects. The Company expects to seek to obtain additional funding through future equity issuances. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

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

On September 9, 2015, we entered into a Comprehensive Nuclear Services Agreement with Canadian Nuclear Laboratories (CNL) for fabrication of Lightbridge's patented next generation metallic nuclear fuel test samples at CNL facilities at Chalk River, Ontario, Canada. This enabling agreement provides the framework to proceed with Phases 2 and 3 of the test fuel sample fabrication at CNL's facilities in Chalk River as envisioned in an October 2014 Initial Cooperation Agreement. The initial scope of work under the comprehensive nuclear services agreement involves development of a fabrication plan in 2015. Subsequent activities will include fabrication and characterization in early 2016 of prototype fuel test samples using depleted uranium, to be followed by fabrication in late 2016 of irradiation fuel test samples using low enriched uranium for loop irradiation testing under prototypic commercial reactor operating conditions in a pressurized water loop of the 25 MW nuclear research reactor operated by the Institute for Energy Technology (“IFE”) at Halden, Norway.

On July 8, 2015 we entered into a service agreement with IFE of Norway for irradiation testing of Lightbridge advanced metallic nuclear fuel samples under prototypic commercial reactor operating conditions in IFE’s Halden Research Reactor.

Consulting Business Segment

Our business model expanded with the establishment of a consulting business segment in 2007, through which we provide consulting and strategic advisory services to companies and governments planning to create or expand electricity generation capabilities using nuclear power plants. On August 1, 2008, we signed separate consulting services agreements with two government entities: Emirates Nuclear Energy Corporation (“ENEC”) formed by Abu Dhabi, one of the member Emirates of the United Arab Emirates (“UAE”), and the Federal Authority for Nuclear Regulation (“FANR”) formed by the government of the UAE. Under these two original agreements, we have provided consulting and strategic advisory services over a contract term of five years starting from June 23, 2008. The ENEC contract had been extended through 2015. The FANR contract has been extended to December 31, 2016. These contracts can each continue to be extended upon agreement by both parties.

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

All significant intercompany transactions and balances have been eliminated in consolidation. We registered a branch office in the United Kingdom in 2008 called Lightbridge Advisors Limited (inactive) and we also established a branch office in Moscow, Russia, in July 2009, both of which are wholly owned by Lightbridge International Holding LLC at December 31, 2015. These branch offices will be closed in 2016. Translation gains and losses for the years ended December 31, 2015 and 2014 were not significant. Foreign branches are winding down as of December 31, 2015.

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

Significant Estimates

These accompanying consolidated financial statements include some amounts that are based on management’s best estimates and judgments. The most significant estimates relate to valuation of stock grants and stock options, derivative liability for the stock purchase warrants, the valuation allowance on deferred tax assets, and various contingent liabilities. It is reasonably possible that these above-mentioned estimates and others may be adjusted as more current information becomes available, and any adjustment could be significant in future reporting periods. It is also reasonably possible that the actual grant date value of the stock options vested might have been materially different than the estimated value.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, and derivative warrant liabilities. The fair value of a financial instrument is the amount that would be received in an asset sale or paid to transfer a liability in an orderly transaction between unaffiliated market participants. Assets and liabilities measured at fair value are categorized based on whether the inputs are observable in the market and the degree that the inputs are observable. The categorization of financial instruments within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value of the derivative warrant liabilities were determined based on “Level 3” inputs. See note 10 for more information on the Level 3 inputs and valuation of the derivative warrant liability and note 13 for more information on fair value measurements.

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

Accounts receivable are typically unsecured and are primarily derived from revenues earned from customers located in the Middle East. We perform ongoing evaluations to determine customer credit and we limit the amount of credit we extend, but generally we do not require collateral from our customers. We maintain reserves for estimated credit losses if necessary, however, no reserve has been set up at December 31, 2015 and 2014, as we have not incurred any credit losses from our customers to date.

Approximately 56% and 81% of the total revenues reported for the years ended December 31, 2015 and 2014, respectively, were from the ENEC and FANR contracts. Contracts with one other customer constituted approximately 34% and 15% of the total revenues reported for the years ended December 31, 2015 and 2014, respectively.

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

Revenues from the Executive Affairs Authority (“EAA”) of Abu Dhabi, one of the member Emirates of the UAE, and the related entities, ENEC and FANR, are billed on both a time and expense basis.

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

Cash and Cash Equivalents and Restricted Cash

We may at times invest our excess cash in money market mutual funds. We classify all highly liquid investments with stated maturities of three months or less from date of purchase as cash equivalents and all highly liquid investments with stated maturities of greater than three months as marketable securities. We hold cash balances in excess of the federally insured limits of $250,000 with one prominent financial institution. We deem this credit risk not to be significant as our cash is held by a major prominent financial institution. Total cash and cash equivalents held in checking accounts, as reported on the accompanying consolidated balance sheets, totaled approximately $0.6 million and $4.2 million at December 31, 2015 and 2014, respectively.

Restricted cash represents cash being held by the same prominent financial institution that is being used as collateral for our corporate credit cards and future letters of credit that we may issue to some of our foreign customers. The total balance of our restricted cash at December 31, 2015 and 2014 was approximately $0.3 million.

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

There was no provision for doubtful accounts recorded at December 31, 2015 and 2014, as we have not experienced any bad debts from any of our customers.

Foreign Currency

The functional currency of our international branches is the local currency. We translate the financial statements of these branches to U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for revenues, costs, and expenses. The translation gains/losses for our branch office in Russia were not significant for the years ended December 31, 2015 and 2014.

Patents and Legal Costs

Patents are stated on the accompanying consolidated balance sheets at cost. Patent costs consist primarily of legal fees and application costs for filing and pursuing patent applications. The costs of the patents, once placed in service, will be amortized on a straight-line basis over their estimated useful lives or the remaining legal lives of the patents, whichever is shorter. The amortization periods for our patents can range between 17 and 20 years if placed into service at the beginning of their legal lives. Our patents have not been placed in service for the years ended December 31, 2015 and 2014.

Legal costs are expensed as incurred except for legal costs to file for patent protection, which are capitalized and reported as patents on the accompanying consolidated balance sheets.

Impairment of long-lived assets

Long-lived assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges for the years ended December 31, 2015 and 2014.

Research, Development and Related Expenses

These costs from our technology business segment are charged to operations in the period incurred and are shown on a separate line on the accompanying consolidated statements of operations.

Warrant Liability

The Company accounts for stock warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreement. Stock warrants are accounted for as a derivative in accordance with Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”) if the stock warrants contain terms that could potentially require “net cash settlement” and therefore, do not meet the scope exception for treatment as a derivative. Warrant instruments that could potentially require “net cash settlement” in the absence of express language precluding such settlement are initially classified as derivative liabilities at their estimated fair values, regardless of the likelihood that such instruments will ever be settled in cash. The Company will continue to classify the fair value of the warrants that contain “net cash settlement” as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability. For additional discussion of our warrants, see Note 10 - Warrant Liability.

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

We have elected to use the Black-Scholes pricing model to determine the fair value of stock options on the measurement date of the grant. Restricted stock units are measured based on the fair values of the underlying stock on the measurement date of the grant. Shares that are issued to officers on the exercise dates of their stock options may be issued net of the minimum statutory withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the actual number of shares exercised under the stock option. We recognize stock-based compensation using the straight-line method over the requisite service period.

Segment Reporting

We use the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by our chief decision makers for making operating decisions and assessing performance, as the source for determining our reportable segments. We have determined that we have two operating segments as defined by the FASB accounting pronouncement, “Disclosures about Segments of an Enterprise and Related Information.” As discussed above, our two reporting business segments are our technology business and our consulting services business (see Note 12 - Business Segment Results).

Recent Accounting Pronouncements

Leases – In February 2016, the FASB issued ASU 2016-02 which amends existing lease accounting guidance, including the requirement to recognize most lease arrangements on the balance sheet. The adoption of this standard will result in the Company recognizing a right-of-use asset representing its rights to use the underlying asset for the lease term with an offsetting lease liability. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the potential impact of the adoption of this accounting pronouncement to its consolidated financial statements.

During November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified on a net basis as non-current in a statement of financial position. Adoption of this ASU did not have an effect on our deferred tax assets and deferred tax liabilities in our consolidated balance sheet as of December 31, 2015.

Consolidation — In February, 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”. This will improve certain areas of consolidation guidance for reporting organizations that are required to evaluate whether to consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures. ASU 2015-02 simplified and improves GAAP by: eliminating the presumption that a general partner should consolidate a limited partnership, eliminating the indefinite deferral of FASB Statement No. 167, thereby reducing the number of Variable Interest Entity (VIE) consolidation models from four to two (including the limited partnership consolidation model), and clarifying when fees paid to a decision maker should be a factor to include in the consolidation of VIEs. ASU 2015-02 will be effective for periods beginning after December 15, 2015. The Company is currently evaluating the potential impact of the adoption of this guidance on its financial statements.

Going Concern — In August 2014, FASB issued guidance that requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The updated accounting guidance will be effective for the Company on December 31, 2016, and early adoption is permitted. The Company will evaluate the going concern considerations in this guidance upon adoption.

Revenue Recognition — In May 2014, the FASB issued guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2017, (early adoption is permitted but not sooner than the annual reporting periods beginning after December 15, 2016). The guidance permits the use of either a retrospective or cumulative effect transition method. The Company is currently evaluating the revenue recognition provisions in this guidance upon adoption.

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

Note 2. Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period except that it does not include unvested common shares subject to repurchase or cancellation. Diluted net income per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, warrants, restricted shares, and unvested common shares subject to repurchase or cancellation. The dilutive effect of outstanding stock options, restricted shares, restricted stock units, and warrants is not reflected in diluted earnings per share because we incurred net losses for the years ended December 31, 2015 and 2014, and the effect of including these potential common shares in the diluted earnings per share calculations would be anti-dilutive and are therefore not included in the calculations.

The following table sets forth the computation of the basic and diluted loss per share (rounded in millions except shares outstanding and per share amounts):

	2015	2014

Numerator:
Net loss	$(4.3)	$(3.7)
Denominator:
Weighted-average common shares outstanding	18,239,302	15,463,392
Basic and diluted net loss per share	$(0.24)	$(0.24)

Note 3. Accounts Receivable – Project Revenue and Reimbursable Project Costs

FANR and ENEC Projects

The total accounts receivable from the FANR and ENEC contracts was approximately $31,000 and $0.5 million at December 31, 2015 and 2014, respectively. These amounts due from FANR and ENEC represent approximately 23% of the accounts receivable reported at December 31, 2015 and approximately 92% of the accounts receivable at December 31, 2014. There were two other customers that represented approximately 77% of the total accounts receivable at December 31, 2015.

Total unbilled accounts receivable was $0.1 million at December 31, 2015 and not significant at December 31, 2014. Foreign currency transaction exchange losses and translation gains and losses for the year ended December, 2015 and 2014, were not significant.

Travel costs and other reimbursable costs under these contracts are reported in the accompanying statement of operations as both revenue and cost of consulting services provided, and were not significant for the years ended December 31, 2015 and 2014, respectively. The total travel and other reimbursable expenses that have not been reimbursed to us and are included in total accounts receivable reported above from our consulting contracts was not significant at December 31, 2015 and 2014.

Under these agreements with ENEC and FANR, revenue will be recognized on a time and expense basis and fixed contract basis. We periodically discuss our consulting work with ENEC and FANR, who will review the work we perform, and our reimbursable travel expenses, and accept our monthly invoicing for services and reimbursable expenses. We expect the variation of revenue we earn from these contracts to continue.

Note 4. Prepaid Expenses and Other Current Assets

Prepaid expenses consist primarily of prepayments made for various insurance policies, travel, rent, and other miscellaneous prepayments. Total prepaid expenses and other current assets reported on the accompanying consolidated balance sheets at December 31, 2015 and 2014, were approximately $0.2 million and $0.2 million, respectively.

One month of rent or approximately $33,000 represents the one month advance rent placed on the prior McLean, Virginia corporate offices (see note 7). A security deposit of approximately $15,000 was placed for the new corporate offices in Reston Virginia (see note 7). The security deposits at December 31, 2015 and 2014, are reported under the balance sheet caption prepaid expenses and other current assets.

Note 5. Patents

Patents represent legal fees and filing costs that are capitalized and amortized over their estimated useful lives of 17 to 20 years or their remaining legal lives, whichever is shorter, after they are placed in service. In both 2015 and 2014, we capitalized approximately $0.1 million for patent filing costs, for a total investment in patents of approximately $1.0 million and $0.8 million as of December 31, 2015 and 2014, respectively.

No amortization expense of patents was recorded in either of the years ended December 31, 2015 and 2014. These patents were not placed in service for the years ended December 31, 2015 and 2014, or in prior years.

Note 6. Accounts Payable and Accrued Liabilities

Accounts payable and accrued expenses (rounded in millions) consisted of the following:

	December 31,	December 31,
	2015	2014
Trade payables	$0.3	$0.3
Accrued expenses and other	0.4	0.4
Accrued bonuses	0.5	0.0
Total	$1.2	$0.7

Note 7. Commitments and Contingencies

Operating Leases

On January 1, 2015 we entered into a lease for our old office space for a 38 month term, with a monthly rent payment of approximately $32,000 per month plus additional charges with no rent charged for the initial 2 months of the lease term. Total rent expense was approximately $0.4 million and $0.5 million for the years ended December 31, 2015 and 2014, respectively. On December 17, 2015 we entered into a sublease agreement for this prior office space with a third party with a lease term starting January 1, 2016 to February 28, 2018. The average monthly rent to be received under this sub-lease is approximately $15,000 per month, over the sub-lease term. The present value of the negative cash flows over this sub-lease term is approximately $433,000 and this amount plus a real estate commission paid to find the sub-lease tenant of approximately $20,000, resulted in a total $453,000 that was recognized as an abandonment loss. This total was recorded under general and administrative expenses for the year ended December 31, 2015. The long-term portion of deferred lease abandonment liability was $196,938 and the short-term portion of deferred lease abandonment liability of $236,529 was included in accounts payable and accrued liabilities at December 31, 2015.

On December 22, 2015 we entered into a lease for new office space for a 12 month term, with a monthly rent payment of approximately $6,500 per month plus additional charges.

As of December 31, 2015, future minimum lease payments required under the non-cancelable operating leases are as follows (rounded in millions):

Year ending December 31,	Amount
2016	$0.5
2017	0.4
2018	0.1
Total minimum payments required	$1.0

Minimum payments have not been reduced by minimum sublease rentals of $0.4 million due in the future under non-cancelable subleases.

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

In November 2015, subsequent to the above Fairfax County Complaint being filed, our legal counsel was notified by the attorney representing the former Chief Financial Officer that the former Chief Financial Officer has voluntarily decided to nonsuit the above Fairfax County Complaint on November 30, 2015. A nonsuit is essentially a voluntary dismissal of the case without prejudice, meaning that he is dismissing the case but that he can refile the suit at a later time. The statute for refiling this case is approximately 6 months from the filing date of this nonsuit.

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

The Company believes that all of the above claims by the former Chief Financial Officer are without merit and intends to vigorously defend itself. As of December 31, 2015, legal fees of $105,046 were incurred that are expected to be paid by the Company’s insurance carrier.

Note 8. Research and Development Costs

Research and development costs, included in the accompanying consolidated statement of operations amounted to approximately $1.5 million and $1.5 million for each of the years ended December 31, 2015 and 2014, respectively. We shut down our Moscow office operations as of January 1, 2015 and have since shifted our research and development work primarily to the United States, Canada, and Norway. There were no significant accrued liabilities related to the winding down of our Moscow office at December 31, 2015.

On October 20, 2014, we announced the signing of an initial cooperation agreement with Canadian Nuclear Laboratories (“CNL”), a wholly owned subsidiary of Atomic Energy of Canada Limited, for fabrication and test reactor irradiation of Lightbridge’s patented next generation metallic nuclear fuel samples. Though we had initially planned for all of the work to take place at a single location in Chalk River, Ontario, Canada, subsequent to our announcement the Canadian government made an official decision to extend the operating life of the National Research Universal reactor at Chalk River only until the end of March 2018. This shorter than expected operating life extension would not be able to accommodate all of our entire anticipated schedule for irradiation testing of our metallic fuel samples. Consequently, our plan is to work with CNL on fabrication of our fuel samples at their Chalk River facilities, with full irradiation of the fabricated fuel samples to be performed separately in a pressurized water loop of the Halden Research Reactor located in Halden, Norway. The operating license of the Halden Research Reactor has recently been renewed through 2020 which fits well with our anticipated irradiation testing schedule. Our current plan is to have post-irradiation examination of the irradiated fuel samples performed on the same site in Norway and nearby hot cell facilities located in Studsvik, Sweden that are operated by the Swedish company Studsvik AB.

On September 9, 2015, we signed a Comprehensive Nuclear Services Agreement with CNL for fabrication of our patented next generation metallic nuclear fuel test samples at CNL facilities at Chalk River, Ontario, Canada. This enabling agreement provides the framework to proceed with Phases 2 and 3 of the test fuel sample fabrication at CNL’s facilities in Chalk River as envisioned in an October 2014 Initial Cooperation Agreement. The initial scope of work under the comprehensive nuclear services agreement involves development of a fabrication plan in the first half of 2016.

On January 12, 2016, we announced entry into an initial services agreement with BWXT Nuclear Energy, Inc., a wholly owned subsidiary of BWX Technologies, Inc., to evaluate the ability to fabricate and prepare a preliminary plan for fabrication of Lightbridge-designed partial length nuclear fuel samples at BWXT facilities in the United States. This arrangement can provide us with an alternative vendor and site to CNL for fabrication of our patented next generation metallic nuclear fuel test for irradiation testing at the Halden Research Reactor.

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

We have consulting agreements with several consultants working on various projects for us, which total approximately $20,000 per month.

Note 9. Income Taxes

Our tax provision is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2015 and 2014 annual effective tax rate is estimated to be a combined 38% for the U.S. federal and state statutory tax rates. We review tax uncertainties in light of changing facts and circumstances and adjust them accordingly. As of December 31, 2015 and 2014, there were no tax contingencies or unrecognized tax positions recorded.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting, and the amounts recognized for income tax purposes. The significant components of deferred tax assets (at a 38% effective tax rate) as of December 31, 2015 and 2014, respectively, are as follows:

Deferred Tax Assets ($ in millions)

	Total	Total	Deferred Tax Asset
	2015	2014	2015	2014
Capitalized start-up costs	$3.6	$4.1	$1.4	$1.5
Abandonment loss	0.4	0.0	0.2	0.0
Stock-based compensation - net	15.6	16.5	5.9	6.3
Accruals	0.5	0.0	0.2	0.0
Net operating loss carry-forward	49.4	45.2	18.8	17.2
Less: valuation allowance	(69.5)	(65.8)	(26.5)	(25.0)
Total	$-	$-	$-	$-

We have a net operating loss carry-forward for federal and state tax purposes of approximately $49.4 million at December 31, 2015, that is potentially available to offset future taxable income, which will begin to expire in the year 2021. For financial reporting purposes, no deferred tax asset was recognized because at December 31, 2015 and 2014, management estimates that it is more likely than not that substantially all of the net operating losses will expire unused. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. The timing and manner in which we can utilize our net operating loss carryforward and future income tax deductions in any year may be limited by provisions of the Internal Revenue Code regarding the change in ownership of corporations. Such limitation may have an impact on the ultimate realization of our carryforwards and future tax deductions. Section 382 of the Internal Revenue Code (“Section 382”) imposes limitations on a corporation’s ability to utilize net operating losses if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. Any unused annual limitation may be carried over to later years, and the amount of the limitation may under certain circumstances be increased by the built-in gains in assets held by us at the time of the change that are recognized in the five-year period after the change. Upon review of the ownership shifts, there has not been an ownership change as defined under Section 382.

As a result, the amount of the deferred tax assets considered realizable was reduced 100% by a valuation allowance. The change in the valuation allowance was approximately $1.4 million and $1.8 million for the years ended December 31, 2015 and 2014, respectively. The excess tax benefits of approximately $0.2 million associated with stock option exercises are recorded directly to stockholders' equity only when realized. Many of the Company’s operating expenses in its 2007 and 2006 tax years were classified under the Internal Revenue Code as capitalized “Startup Costs”, which did not begin to be deductible for tax purposes until 2008. The Company files a consolidated tax return with its subsidiaries. The Company is no longer subject to U.S. federal, state, or non-U.S. income tax examinations by tax authorities for tax years before 2011, except that earlier years can be examined for the sole purpose of challenging the net operating loss carry-forwards arising in those years.

The reconciliation between income taxes (benefit) at the U.S. and State statutory tax rates and the amount recorded in the accompanying consolidated financial statements is as follows:

	December 31,	December 31,
($ in millions)	2015	2014
Tax benefit at U.S. federal statutory rate	$(1.5)	$(1.2)
State income taxes/(benefit) before valuation allowance, net of federal benefit	--	(0.1)
Warrant revaluation (income)/expense	(0.8)	(0.4)
Capitalized start-up costs	-	(0.2)
Stock-based compensation	0.9	0.1
Increase in valuation allowance	1.4	1.8
Total provision for income tax benefit	$0	$0

Note 10. Warrant Liability

Our outstanding warrants are recorded as liabilities at their estimated fair value at the date of issuance, with the subsequent changes in estimated fair value recorded in other income (expense) in the Company’s statement of operations in each subsequent quarterly period. The change in the estimated fair value of our warrant liability for the years ended December 31, 2015 and 2014 resulted in non-cash income of approximately $2.3 million and non-cash income of approximately $1.2 million, respectively. The Company utilizes the Monte Carlo simulation valuation method to value the liability classified warrants.

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

The following table summarizes the calculated aggregate fair values, along with the assumptions utilized in each calculation:

	December 31,	December 31,
	2015	2014
Calculated aggregate value	$2,327,195	$4,633,312
Weighted average exercise price per share of warrant	$3.72	$3.72
Closing price per share of common stock	$1.00	$1.55
Weighted average volatility	83.6%	89.80%
Weighted average remaining expected life (years)	5.11	6.11
Weighted average risk-free interest rate	1.90	1.94
Dividend yield	0%	0%

The nature of the warrant liability is such (i.e., the warrant holders receive more value when the Company’s stock price is higher) that increases in the Company’s stock price during the period result in losses on the Company’s income statement while decreases in the Company’s stock price result in the Company recording income.

Note 11. Stockholders’ Equity

At December 31, 2015 and December 31, 2014, there are 500,000,000 shares of authorized common stock. Total common stock outstanding at December 31, 2015 and December 31, 2014 was 18,628,957 shares and 18,082,874 shares, respectively. At December 31, 2015, there were 4,886,764 stock warrants and 5,236,909 stock options outstanding, totaling 28,752,630 of total stock and stock equivalents outstanding at December 31, 2015.

At December 31 2014, there were 4,886,764 stock warrants and 2,026,564 stock options outstanding, totaling 24,996,202 of total stock and stock equivalents outstanding at December 31, 2014.

Equity Purchase Agreement

On September 4, 2015, we entered into an equity purchase agreement with Aspire Capital Fund, LLC (“Aspire Capital”), which provides that Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of our common stock over a two-year term, subject to our election to sell any such shares, and subject to the Nasdaq Listing Rule 5635(d) limitation. Nasdaq Listing Rule 5635(d) (“the Nasdaq 20% Rule”), requires shareholder approval of a transaction other than a public offering involving the sale, issuance, or potential issuance by a company of common stock (or securities convertible into or exercisable for common stock) equal to 20% or more of the common stock, or 20% or more of the voting power outstanding before the issuance for less than the greater of book or market value of the stock. Under this 20% Nasdaq Rule, we had a total of approximately 3.6 million common shares available for sale or transfer to Aspire Capital under this equity purchase agreement at December 31, 2015. See note 14 for subsequent sales of stock to Aspire Capital after December 31, 2015.

Under the agreement, we have the right to sell shares, subject to certain volume limitations and a minimum floor price, to Aspire Capital as of January 8, 2016, the date that the Securities and Exchange Commission (the “SEC”) declared the Form S-1 registration statement registering the resale of the Company’s common stock by Aspire Capital to be effective. On any trading day selected by the Company, the Company will have the right, in its sole discretion, to present Aspire Capital with a purchase notice directing Aspire Capital (as principal) to purchase up to 100,000 shares of the Company’s common stock per business day (in a purchase amount up to $250,000 on each such business day) at a price equal to the lesser of:

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

ATM Offering

On June 11, 2015, the Company entered into an at-the-market issuance (“ATM”) sales agreement with MLV & Co. LLC ("MLV"), pursuant to which the Company may issue and sell shares of its common stock from time to time through MLV as the Company's sales agent. On September 1, 2015, MLV was acquired by FBR & Co. The issuance and sale of shares by the Company under the sales agreement are registered shares under the Company's shelf registration statement on Form S-3, as filed with the Securities and Exchange Commission on June 11, 2015 and declared effective by the Securities and Exchange Commission. The Company has registered the sale of up to $5.8 million of common stock under the ATM sales agreement. There have been 246,083 shares sold for total gross proceeds of approximately $282,000 through the ATM for the twelve month period ended December 31, 2015.

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

We received net proceeds of approximately $4.5 million after payment of certain fees and expenses related to the Offering.

Outstanding Warrants

	December 31,
	2015	2014
Issued to Investors on July 28, 2010, entitling the holders to purchase 1,034,996 common shares in the Company at an exercise price of $9.00 per common share up to and including July 27, 2017	1,034,996	1,034,996

Issued to Investors on October 25, 2013, entitling the holders to purchase 1,250,000 common shares in the Company at an exercise price of $2.30 per common share up to and including April 24, 2021	1,117,178	1,117,178

Issued to Investors on November 17, 2014, entitling the holders to purchase 2,734,590 common shares in the Company at an exercise price of $2.31 per common share up to and including May 16, 2022	2,734,590	2,734,590

Total	4,886,764	4,886,764

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

(ii)

Subject to adjustment in accordance with the Plan as amended, no Participant shall be granted, during any one year period, Stock Options to purchase Common Stock and Stock Appreciation Rights with respect to more than one million five hundred thousand (1,500,000) shares of Common Stock in the aggregate. The Plan also separately limits other Equity Awards with respect to more than one million five hundred thousand (1,500,000) shares of Common Stock in the aggregate. If an Award is to be settled in cash, the number of shares of Common Stock on which the Award is based shall count toward the individual share limit; and

(iii)

A ten percent shareholder shall not be granted an Incentive Stock Option unless the Option exercise price is at least 110% of the fair market value of the common stock at the grant date and the option is not exercisable after the expiration of five years from the grant date.

Total stock options outstanding at December 31, 2015 and 2014, were 5,236,909 and 2,026,564, of which 3,442,023 and 1,564,257 of these options were vested at December 31, 2015 and 2014, respectively. Stock option expense was approximately $1,881,000 and $262,000 for the years ended December 31, 2015 and 2014, respectively.

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

On August 12, 2015, the Compensation Committee and the Board of Directors granted short term on-qualified stock options totaling 135,880 stock options under the 2015 Equity Incentive Plan to employees and consultants of the Company, all with a strike price of $1.26. These stock options vested immediately.

On November 20, 2015, the Compensation Committee and the Board of Directors granted short term non-qualified stock options totaling 1,129,135 stock options under the 2015 Equity Incentive Plan to employees and consultants of the Company, all with a strike price of $0.92. These stock options vested immediately.

Also granted under the 2006 Stock Plan were 2,981, 1,775, 1,310, and 8,368 non-qualified stock options on April 30, May 31, June 30, 2015, and December 31, 2015, respectively, as equity compensation in lieu of cash with strike prices ranging from $1.00 to $1.25. Also granted under the 2015 Equity Incentive Plan were 1,812, 1,536, 1,803, 8,255 and 9,752 non-qualified stock options on July 31, August 31, September 30, 2015, October 31, 2015, and November 30, 2015, respectively, as equity compensation in lieu of cash with strike prices ranging from $0.83 to $1.25.

These stock options have an expected life of 1.5 -5 years, and a contractual term of 3-10 years, a fair value of between $0.25 and $0.91 per stock option, a risk free rate ranging between 0.55% to 1.92%, and volatility ranging between 76% to 88%, as measured on the grant date. The expected option term was calculated using the simplified method as we do not have sufficient historical option data to provide a better estimate of the expected option term. Under this method, the weighted-average expected life is presumed to be the average of the vesting term and the contractual term of the option, which results in a reduction of the estimated option value and consequently the stock option expense. The risk free rate was based on the US Treasury Yield Curve for the expected life of the options on the grant date. Expected dividends are estimated at $0.0, as we have never issued dividends and we have no current plans to issue dividends in the future.

2015 Long-Term Incentive Option Grants

Employees and Consultants Option Grants

On April 8, 2015, August 12, 2015, and November 20, 2015, the Compensation Committee and the Board of Directors granted long term incentive stock options totaling 550,972, 79,588, and 661,222 respectively, under the 2015 Equity Incentive Plan, the (“Plan”) to employees and consultants of the Company. These stock options vest 1/3 on each annual anniversary date over three years. These stock options have a strike price ranging from $0.92 to $1.26, and the stock options have a fair value ranging from $0.67 to $0.91, based on a risk free rate of between 1.55% and 1.87%, volatility between 86% and 87%, and an expected life of six years, as measured on the grant date. The expected life is calculated using the simplified method as we do not have sufficient historical option data to provide a better estimate of the expected option term. These options have a 10 year contractual term. The risk free rate was based on the US Treasury Yield Curve for the expected life of the options on the grant date. Expected dividends are estimated at $0.0, as we have never issued dividends and we have no current plans to issue dividends in the future. Grants to our consultants were remeasured as of December 31, 2015, and the fair value of each option was between $0.69 and $0.72 on the measurement date. This re-measured stock option expense for options issued to consultants was not significant. We estimated future pre-vest forfeitures to be 1.5%, based on historical information.

Director Option Grants

On April 8, 2015, August 12, 2015, and November 20, 2015, the Compensation Committee and the Board of Directors granted 112,996, 23,024, and 97,988 respectively, of long term non-qualified stock options under the 2015 Equity Incentive Plan to the Board of Directors of the Company. These stock options fully vest on the first annual anniversary date of the grant. These stock options have a strike price between $0.92 and $1.26, and the stock options have a fair value of between $0.65 to $0.88, based on a risk free rate between 1.46% and 1.79%, volatility between 86% and 87%, and an expected life of 5.5 years. The expected life is calculated using the simplified method as we do not have any history to provide a better estimate of the expected option term. These options have a 10 year contractual term. The risk free rate was based on the US Treasury Yield Curve for the expected life of the options on the grant date. Expected dividends are estimated at $0.0, as we have never issued dividends and we have no current plans to issue dividends in the future.

2014 Stock Option Grants

On May 5, 2014, we granted 579,429 stock options to our employees, directors, and consultants. These stock options vest over three years for employees and consultants, and over one year for our directors. The fair value of each option was $1.79 on the grant date, based on (1) The strike price of $2.55, the price of our stock at the close of the market on the grant date; (2) The expected life of the grant of 5 years which is equal to the term of the grant, as historically grants have only been exercised just before the term expires; (3) The risk free rate of 1.68% which is based on the treasury yield curve for a 5 year term as published by the U.S. Treasury for the grant date; (4) Volatility of 90.44%, as measured based on the expected life of the options, and (5) Expected dividends of $0.0, as we have never issued dividends and we have no current plans to issue dividends in the future. Grants to our consultants were re-measured as of December 31, 2015, and the fair value of each option was $0.52 on the measurement date. The re-measured stock option expense for options issued to consultants was not significant. We estimated future pre-vest forfeitures to be 1.5%, based on historical information.

Stock option transactions to the employees, directors and consultants are summarized as follows for the years ended December 31, 2015:

		Weighted	Weighted
		Average	Average
	Options	Exercise	Grant Date Fair
	Outstanding	Price	Value
Beginning of the period	2,026,564	$9.19	$10.61
Granted	3,491,419	$1.08	$0.74
Exercised	-	$-	$-
Forfeited	(114,407)	$6.63	$6.06
Expired	(166,667)	$13.50	$12.84
End of the period	5,236,909	$3.70	$4.06

Options exercisable	3,442,023	$4.95	$1.68

Stock option transactions to the employees, directors and consultants are summarized as follows for the year ended December 31, 2014:

		Weighted	Weighted
		Average	Average
	Options	Exercise	Grant Date Fair
	Outstanding	Price	Value

Beginning of the year	1,564,257	$11.16	$10.61
Granted	579,429	$2.55	$1.79
Exercised	-	-	-
Forfeited	(117,122)	$2.55	$1.79
Expired	-	$-	$-
End of the year	2,026,564	$9.19	$10.61

Options exercisable	1,564,257	$11.16	$10.61

A summary of the status of the Company’s non-vested shares as of December 31, 2015, and changes during the year ended December 31, 2015, is presented below:

		Weighted-
		Average Fair	Weighted
		Value	Average
	Shares	Grant Date	Exercise Price
Non-vested Shares
Non-vested at January 1, 2015	462,307	$1.71	$2.55
Granted	3,491,419	$0.74	$1.08
Vested	(2,158,840)	$0.80	$1.18
Forfeited	-	-	-

Non-vested - December 31, 2015	1,794,886	$0.91	$1.34

As of December 31, 2015, there was approximately $1.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of shares vested during the years ended December 31, 2015, and 2014, was approximately $1,727,000 and $171,000, respectively.

The above tables include options issued and outstanding as of December 31, 2015, as follows:

i)	A total of 255,202 non-qualified 10 year options have been issued, and are outstanding, to advisory board members at exercise prices of $4.50 to $14.40 per share.

ii)

A total of 4,517,259 non-qualified 5-10 year options have been issued, and are outstanding, to our directors, officers, and employees at exercise prices of $0.83 to $23.85 per share. From this total, 1,641,432 options are outstanding to the Chief Executive Officer who is also a director, with remaining contractual lives of 0.1 years to 9.9 years. All other options issued to directors, officers, and employees have a remaining contractual life ranging from 0.6 years to 10.0 years.

iii)	A total of 464,448 non-qualified 3-10 year options have been issued, and are outstanding, to our consultants at exercise prices of $0.92 to $15.30 per share.

The following table provides certain information with respect to the above-referenced stock options that are outstanding and exercisable at December 31, 2015:

	Stock Options Outstanding			Stock Options Vested
	Weighted			Weighted
	Average			Average
	Remaining		Weighted	Remaining		Weighted
	Contractual	Number	Average	Contractual	Number	Average
	Life	of	Exercise	Life	of	Exercise
	- Years	Awards	Price	- Years	Awards	Price
Exercise Prices

$0.83 - $1.26	9.6	3,491,419	$1.08	9.6	1,965,629	$1.06
$2.55 - $5.00	3.3	645,644	$3.10	3.2	376,548	$3.50
$5.01 - $12.90	3.04	668,177	$7.59	3.04	668,177	$7.59
$13.50-$18.90	0.63	191,669	$14.75	0.63	191,669	$14.75
$19.20-$23.85	0.12	240,000	$23.85	0.12	240,000	$23.85
Total	7.21	5,236,909	$3.70	6.46	3,442,023	$4.95

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

Weighted average assumptions used in the Black Scholes option-pricing model for the years ended December 31, 2015 and 2014, were as follows:

	Year ended	Year ended
	December 31,	December 31,
	2015	2014

Average risk-free interest rate	1.64%	1.68%
Average expected life- years	5.38	5.0
Expected volatility	86.66%	90.44%
Expected dividends	$0.0	$0.00

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

Stock-based compensation expense is recorded under the financial statement captions cost of services provided, general and administrative expenses and research and development expenses in the accompanying consolidated statements of operations. For the years ended December 31, 2015 and 2014, we recognized stock-based compensation of approximately $1.9 million and $0.3 million, respectively. Related income tax benefits were not recognized, as we incurred a tax loss for both years.

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

BUSINESS SEGMENT RESULTS - YEARS ENDED DECEMBER 31, 2015 AND 2014

					Corporate and
	Consulting		Technology		Eliminations		Total
	2015	2014	2015	2014	2015	2014	2015	2014
Revenue	$910,531	$1,310,199	$-	$-	$-	$-	$910,531	$1,310,199
Segment Profit - Pre Tax	$(267,671)	$406,078	$(1,484,164)	$(1,534,605)	$(2,566,315)	$(2,525,787)	$(4,318,150)	$(3,654,314)
Total Assets	$139,797	$469,086	$950,594	$833,560	$1,117,045	$4,750,591	$2,207,436	$6,053,237

Note 13. Fair Value Measurements

We adopted the accounting guidance on fair value measurements for financial assets and liabilities measured on a recurring basis. The guidance requires fair value measurements be classified and disclosed in one of the following three categories:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Quoted prices in markets that are not active or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

Annually, the board of directors assess and approve the fair value measurement policies and procedures. At least annually, the finance department determines if the current valuation techniques used in the fair value measurements are still appropriate and evaluates and adjusts the unobservable inputs used in the fair value measurements based on current market conditions and third-party information. The following fair value hierarchy table presents information about each major category of the Company’s financial liability measured at fair value on a recurring basis as of December 31, 2015 and 2014:

($ rounded to nearest thousand)	Fair value measurement using
	Quoted prices	Significant	Significant
	in	other	unobservable
	active markets	observable	inputs
	(Level 1)	inputs (Level 2)	(Level 3)	Total
Balance at December 31, 2015
Liabilities:
Warrant liability	$—	$—	$2,327,000	$2,327,000

($ rounded to nearest thousand)	Fair value measurement using
	Quoted prices	Significant	Significant
	in	other	unobservable
	active markets	observable	inputs
	(Level 1)	inputs (Level 2)	(Level 3)	Total
Balance at December 31, 2014
Liabilities:
Warrant liability	$—	$—	$4,633,000	$4,633,000

The reconciliation of warrant liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

($ rounded to nearest thousand)	Warrant Liability

Balance at December 31, 2013	$1,711,000
Issuance of additional warrants	4,416,000
Exercise of warrants	(331,000)
Change in fair value of warrant liability	(1,163,000)
Balance at December 31, 2014	$4,633,000
Issuance of additional warrants	-
Exercise of warrants	-
Change in fair value of warrant liability	(2,306,000)
Balance at December 31, 2015	$2,327,000

The fair value of the warrant liability is based on Level 3 inputs. For this liability, the Company developed its own assumptions that do not have observable inputs or available market data to support the fair value. See Note 10 for further discussion of the warrant liability. Significant increases (decreases) in any of those Level 3 inputs in isolation would result in a significantly lower (higher) fair value measurement.

We believe that the fair values of its current assets and current liabilities approximate their reported carrying amounts. There were no transfers between Level 1, 2 and 3.

Note 14. Subsequent Events

In 2016 we sold 2.1 million common shares for total gross proceeds of approximately $1.2 million through the equity line financing arrangement with Aspire Capital that we have in place (See Note 11 – Stockholders’ Equity).

On March 14, 2016, we entered into a joint development agreement (“JD”) with AREVA NP (“Areva”) to develop a joint business plan to evaluate the technical, economic, and strategic feasibility and desirability of the parties’ forming one or more joint venture companies to further develop, manufacture, and commercialize the Company’s metallic nuclear fuel technology. The JD agreement includes a statement of work whereby the Company is expected to pay a total of approximately $141,000 toward the total cost of work to be performed as part of the Joint Evaluation Project Plan by placing a work release or purchase order with Areva. The total amount is due and payable by the Company as follows: 40% of the total amount due upon the effective date of the signing of the JD; 30% of the total amount due upon the delivery of an intermediate report by Areva and the remaining 30% due upon the delivery of the final report to the Company.

Exhibit
Number	Description

3.1*	Articles of Incorporation of the Company, as amended.

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the current report on 8-K filed by the Company on July 9, 2007)

4.1	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed by the Company on July 23, 2010)

4.2	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed by the Company on October 22, 2013)

4.3	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed by the Company on November 18, 2014)

4.4

Registration Rights Agreement, dated September 4, 2015, between the Company and Aspire Capital Fund, LLC (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed by the Company on September 8, 2015)

10.1

Common Stock Purchase Agreement, dated September 4, 2015, between the Company and Aspire Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by the Company on September 8, 2015)

10.2

At-the-Market Issuance Sales Agreement, dated June 11, 2015, between the Company and MLV & Co. LLC (incorporated by reference to Exhibit 1.2 to the registration statement on Form S-3 (File No. 333-204889) filed by the Company on June 11, 2015)

10.3**	2006 Stock Plan (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by the Company on February 21, 2006)

10.4**	Lightbridge Corporation 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by the Company on July 17, 2015)

10.5**	Amendment to the Lightbridge Corporation 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q filed by the Company on November 23, 2015)

10.6**

Employment Agreement, dated as of February 14, 2006, between the Company and Seth Grae (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K filed by the Company on February 21, 2006).

10.7**	Employment Agreement, dated July 27, 2006, between the Company and Andrey Mushakov (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Company on August 4, 2006).

10.8**

Independent Director Contract, dated August 21, 2006, between the Company and Victor Alessi (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by the Company on August 25, 2006).

10.9**

Independent Director Contract, dated October 10, 2013, between the Company and Kathleen Kennedy Townsend (incorporated by referenced to Exhibit 10.5 to the annual report on Form 10-K filed by the Company on March 27, 2014)

10.10**

Independent Director Contract, dated October 23, 2006, between the Company and Daniel B. Magraw (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed by the Company on October 23, 2006).

10.11**

Restricted Stock Grant Agreement, dated July 14, 2009, between Seth Grae and the Company (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by the Company on July 20, 2009).

10.12**	Stock Option Agreement, dated July 14, 2009, between Seth Grae and the Company (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by the Company on July 20, 2009).

10.13‡

Agreement No. EDC10017, dated January 1, 2010, between Emirates Nuclear Energy Corporation and the Company (incorporated by referenced to Exhibit 10.13 to the annual report on Form 10- K/A filed by the Company on November 23, 2015)

10.14	Change Order No. 4 to Agreement No. EDC10017 (incorporated by referenced to Exhibit 10.14 to the annual report on Form 10-K/A filed by the Company on November 23, 2015)

10.15	Change Order No. 5 to Agreement No. EDC10017 (incorporated by referenced to Exhibit 10.15 to the annual report on Form 10-K/A filed by the Company on November 23, 2015)

10.16	Change Order No. 6 to Agreement No. EDC10017 (incorporated by referenced to Exhibit 10.16 to the annual report on Form 10-K/A filed by the Company on November 23, 2015)

10.17	Change Order No. 7 to Agreement No. EDC10017 (incorporated by referenced to Exhibit 10.17 to the annual report on Form 10-K/A filed by the Company on November 23, 2015)

10.18‡

Consultancy Services Agreement, dated November 1, 2013, between Emirates Nuclear Energy Corporation and the Company (incorporated by referenced to Exhibit 10.18 to the annual report on Form 10-K/A filed by the Company on November 23, 2015)

10.19‡	Change Order No. 1 to Consultancy Services Agreement (incorporated by referenced to Exhibit 10.19 to the annual report on Form 10-K/A filed by the Company on November 23, 2015)

10.20	Change Order No. 2 to Consultancy Services Agreement (incorporate by reference to Exhibit 10.1 to the quarterly report on Form 10-Q/A filed by the Company on November 23, 2015).

10.21‡

Consultancy Agreement, dated July 15, 2012, between the Federal Authority for Nuclear Regulation (UAE) and the Company (incorporated by referenced to Exhibit 10.20 to the annual report on Form 10-K/A filed by the Company on November 23, 2015)

10.22‡

Amendment No. 1 to Consultancy Agreement, dated January 1, 2013, between the Federal Authority for Nuclear Regulation (UAE) and the Company (incorporated by referenced to Exhibit 10.21 to the annual report on Form 10-K/A filed by the Company on November 23, 2015)

10.23‡

Amendment No. 2 to Consultancy Agreement, dated January 1, 2014, between the Federal Authority for Nuclear Regulation (UAE) and the Company (incorporated by referenced to Exhibit 10.22 to the annual report on Form 10-K/A filed by the Company on November 23, 2015)

10.24‡

Amendment No. 3 to Consultancy Agreement, dated November 10, 2014, between the Federal Authority for Nuclear Regulation (UAE) and the Company (incorporated by referenced to Exhibit 10.23 to the annual report on Form 10-K/A filed by the Company on November 23, 2015)

10.25‡

Consultancy Agreement, dated June 1, 2014, among the Federal Authority for Nuclear Regulation (UAE), Lloyd’s Register EMEA and the Company (incorporated by referenced to Exhibit 10.24 to the annual report on Form 10-K/A filed by the Company on November 23, 2015)

10.26‡

Relationship Deed, dated June 22, 2014, between Lloyd’s Register EMEA and the Company (incorporated by referenced to Exhibit 10.25 to the annual report on Form 10-K/A filed by the Company on November 23, 2015)

10.27

Strategic Alliance Agreement, dated August 16, 2012, between Lloyd’s Register EMEA and the Company (incorporated by referenced to Exhibit 10.26 to the annual report on Form 10-K/A filed by the Company on November 23, 2015)

10.28‡

Subcontracted Services Agreement Order Form, dated October 12, 2013, between Lloyd’s Register Asia and the Company (incorporated by referenced to Exhibit 10.27 to the annual report on Form 10-K/A filed by the Company on November 23, 2015)

21.1*	Subsidiaries of the Company

23.1*	Consent of BDO USA, LLP

23.2*	Consent of Anderson Bradshaw

31.1*	Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification —Chief Financial Officer and Principal Accounting Officer.

32*	Section 1350 Certifications.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed or furnished herewith
** Indicates management contract or compensatory plan or arrangement.
‡ Certain portions of this exhibit have been omitted be redacting a portion of text (indicated by asterisks in the text). This exhibit has been filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment.