Form 10-Q
period 2016-03-31
LIGHTBRIDGE Corp
filed 2016-05-05
CIK 1084554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]        No [X]

The number of shares outstanding of each of the issuer’s classes of common equity, as of April 27, 2016 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	21,328,957

LIGHTBRIDGE CORPORATION
Form 10-Q
MARCH 31, 2016

PART I—FINANCIAL INFORMATION

Lightbridge Corporation
Condensed Consolidated Balance Sheets

	March 31,
	2016	December 31,
	(Unaudited)	2015

ASSETS
Current Assets
Cash and cash equivalents	$751,265	$623,184
Restricted cash	325,832	325,832
Accounts receivable - project revenue and reimbursable project
costs	153,619	139,797
Prepaid expenses and other current assets	476,467	168,029
Total Current Assets	1,707,183	1,256,842

Other Assets
Patent costs	1,012,193	950,594

Total Assets	$2,719,376	$2,207,436

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable and accrued liabilities	$1,651,786	$1,182,371
Note payable	108,214	-
Total Current Liabilities	1,760,000	1,182,371

Long-Term Liabilities
Deferred lease abandonment liability	138,013	196,938
Derivative warrant liability	1,073,341	2,327,195

Total Liabilities	2,971,354	3,706,504

Commitments and contingencies – Note 7

Stockholders' Equity (Deficiency)
Preferred stock, $0.001 par value, 50,000,000 authorized shares, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 authorized, 20,828,957 shares outstanding at March 31, 2016 and 18,628,957 at December 31, 2015	20,829	18,629
Additional paid-in capital	74,433,339	72,853,744
Accumulated deficit	(74,706,146)	(74,371,441)
Total Stockholders' Equity (Deficiency)	(251,978)	(1,499,068)

Total Liabilities and Stockholders' Equity (Deficiency)	$2,719,376	$2,207,436

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lightbridge Corporation
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2016	2015

Revenue:

Consulting Revenue	$166,546	$123,895

Cost of Consulting Services Provided	68,225	57,391

Gross Margin	98,321	66,504

Operating Expenses
General and administrative	1,096,109	931,643
Research and development expenses	586,250	212,831
Total Operating Expenses	1,682,359	1,144,474

Operating Loss	(1,584,038)	(1,077,970)

Other Income and (Expenses)
Warrant revaluation	1,253,854	1,197,986
Other expenses	(4,521)	(2,354)
Total Other Income and (Expenses)	1,249,333	1,195,632

Net (loss) income before income taxes	(334,705)	117,662

Income taxes	-	-

Net (loss) income	$(334,705)	$117,662

Net (Loss) Earnings Per Common Share,
Basic and Diluted	$(0.02)	$0.01

Weighted Average Number of Shares Outstanding	19,657,528	18,082,874

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lightbridge Corporation
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2016	2015

Operating Activities:
Net (Loss) Income	$(334,705)	$117,662
Adjustments to reconcile net (loss) income from operations to net cash used in operating activities:
Stock-based compensation	185,456	81,680
Warrant revaluation	(1,253,854)	(1,197,986)
Changes in non-cash operating working capital items:
Accounts receivable - fees and reimbursable project costs	(13,822)	150,703
Prepaid expenses and other assets	(308,438)	(114,309)
Accounts payable and accrued liabilities	505,498	(66,983)
Deferred lease abandonment liability	(95,008)	-
Net Cash Used In Operating Activities	(1,314,873)	(1,029,233)

Investing Activities:
Patent costs	(61,599)	(19,302)
Net Cash Used In Investing Activities	(61,599)	(19,302)

Financing Activities:
Net proceeds from the issuance of common stock	1,396,339	-
Proceeds from the issuance of note payable	135,000	-
Repayment of note payable	(26,786)	-
Restricted cash	-	(160)
Net Cash Provided By (Used In) Financing Activities	1,504,553	(160)

Net Increase (Decrease) In Cash and Cash Equivalents	128,081	(1,048,695)

Cash and Cash Equivalents, Beginning of Period	623,184	4,220,225

Cash and Cash Equivalents, End of Period	$751,265	$3,171,530

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period:
Interest paid	$484	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

LIGHTBRIDGE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.        Basis of Presentation, Summary of Significant Accounting Policies and Nature of Operations

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Lightbridge Corporation and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2015, included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Going Concern

We have incurred recurring losses since inception and expect to continue to incur losses as a result of costs and expenses related to our research and continued development of our nuclear fuel and our corporate general and administrative expenses. Our limited capital resources and operations to date have been funded through sales of our equity securities. As of March 31, 2016, we had negative working capital of approximately $0.1 million, cash and restricted cash of approximately $1.1 million, stockholders’ deficit of approximately $0.3 million and an accumulated deficit of approximately $74.7 million. As of December 31, 2015, we had working capital of approximately $0.1 million, cash and restricted cash of approximately $0.9 million, stockholders’ deficit of approximately $1.5 million and an accumulated deficit of approximately $74.4 million. As a result, there is substantial doubt about our ability to continue as a going concern. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects. The Company expects to seek to obtain additional funding through future equity issuances. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

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

On September 9, 2015, we entered into a Comprehensive Nuclear Services Agreement with Canadian Nuclear Laboratories (“CNL”) for fabrication of Lightbridge's patented next generation metallic nuclear fuel test samples at CNL facilities at Chalk River, Ontario, Canada. This enabling agreement provides the framework to proceed with Phases 2 and 3 of the test fuel sample fabrication at CNL's facilities in Chalk River as envisioned in an October 2014 Initial Cooperation Agreement. The initial scope of work under the comprehensive nuclear services agreement involves development of a fabrication plan in 2015. Subsequent activities will include fabrication and characterization in early 2016 of prototype fuel test samples using depleted uranium, to be followed by fabrication in late 2016 of irradiation fuel test samples using low enriched uranium for loop irradiation testing under prototypic commercial reactor operating conditions in a pressurized water loop of the 25 MW nuclear research reactor operated by the Institute for Energy Technology (“IFE”) at Halden, Norway.

On July 8, 2015 we entered into a service agreement with IFE of Norway for irradiation testing of Lightbridge advanced metallic nuclear fuel samples under prototypic commercial reactor operating conditions in IFE’s Halden Research Reactor.

On March 14, 2016, we entered into a joint development agreement (“JD”) with AREVA NP (“AREVA”) to develop a joint business plan to evaluate the technical, economic, and strategic feasibility and desirability of the parties’ forming one or more joint venture companies to further develop, manufacture, and commercialize the Company’s metallic nuclear fuel technology. The JD agreement includes a statement of work whereby the Company is expected to pay a total of approximately $141,000 toward the total cost of work to be performed as part of the Joint Evaluation Project Plan by placing a work release or purchase order with AREVA. The total amount is due and payable by the Company as follows: 40% of the total amount due upon the effective date of the signing of the JD; 30% of the total amount due upon the delivery of an intermediate report by AREVA and the remaining 30% due upon the delivery of the final report to the Company. The initial 40% payment due of approximately $58,000 is included in accounts payable and accrued expenses at March 31, 2016.

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

All significant intercompany transactions and balances have been eliminated in consolidation. We registered a branch office in the United Kingdom in 2008 called Lightbridge Advisors Limited (inactive) and we also established a branch office in Moscow, Russia, in July 2009, both of which are wholly owned by Lightbridge International Holding LLC at March 31, 2016 and December 31, 2015. These branch offices will be closed in 2016. Translation gains and losses for the three months ended March 31, 2016 and 2015 were not significant.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, note payable and a derivative warrant liability. The fair value of a financial instrument is the amount that would be received in an asset sale or paid to transfer a liability in an orderly transaction between unaffiliated market participants. Assets and liabilities measured at fair value are categorized based on whether the inputs are observable in the market and the degree that the inputs are observable. The categorization of financial instruments within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value of the derivative warrant liabilities were determined based on “Level 3” inputs. See Note 9-Warrant Liability for more information on the Level 3 inputs and valuation of the derivative warrant liability and Note 12 – Fair Value Measurements for more information on fair value measurements.

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

Accounts receivable are typically unsecured and are primarily derived from revenues earned from customers located in the Middle East. We perform ongoing evaluations to determine customer credit and we limit the amount of credit we extend, but generally we do not require collateral from our customers. We maintain reserves for estimated credit losses if necessary, however, no reserve has been set up at March 31, 2016 and December 31, 2015, as we expect to collect all of our outstanding receivables. Accounts receivable from two customers constituted 100% and 77% of the total accounts receivable at March 31, 2016 and December 31, 2015, respectively.

Approximately 33% and 34% of the total revenues reported for the three months ended March 31, 2016 and 2015, respectively, were from the ENEC and FANR contracts. Contracts with one other utility customer in the United States constituted approximately 67% of total revenues reported for the three months ended March 31, 2016 and contracts with two other customers constituted 66% for the three months ended March 31, 2015. Approximately 48% and 50% of the total accounts payable at March 31, 2016 and December 31, 2015, respectively, is a payable to one vendor and approximately 13% of the total accounts payable at March 31, 2016 was from one other vendor.

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

Revenues from the Executive Affairs Authority (“EAA”) of Abu Dhabi, one of the member Emirates of the UAE, and the related entities, ENEC and FANR, are billed on a time and expense basis.

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

Other factors that we consider in determining whether to recognize revenue on a gross versus net basis include our assumption of credit risk, latitude in establishing prices, our determination of service specifications, and our involvement in the provision of services. We have determined, based on the credit risk that we bear for collecting consulting fees, travel costs, and other reimbursable costs from our customers, that in 2016 and 2015 we acted as a principal, and therefore we are recognizing as revenue all travel costs and other reimbursable costs billed to our customers.

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

Cash and Cash Equivalents and Restricted Cash

We may at times invest our excess cash in money market mutual funds. We classify all highly liquid investments with stated maturities of three months or less from date of purchase as cash equivalents and all highly liquid investments with stated maturities of greater than three months as marketable securities. We hold cash balances in excess of the federally insured limits of $250,000 with one prominent financial institution. We deem this credit risk not to be significant as our cash is held by a major prominent financial institution. Total cash and cash equivalents held in checking accounts, as reported on the accompanying condensed consolidated balance sheets, totaled approximately $0.8 million and $0.6 million at March 31, 2016 and December 31, 2015, respectively.

Restricted cash represents cash being held by the same prominent financial institution that is being used as collateral for our corporate credit cards and future letters of credit that we may issue to some of our foreign customers. The total balance of our restricted cash at March 31, 2016 and December 31, 2015 was approximately $0.3 million.

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

There was no provision for doubtful accounts or a sales allowance recorded at March 31, 2016 and December 31, 2015, as we have not experienced any bad debts from any of our customers or issued significant credits to customers.

Foreign Currency

The functional currency of our international branches is the local currency. We translate the financial statements of these branches to U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for revenues, costs, and expenses. The translation gains/losses for our branch office in Russia were not significant for the three months ended March 31, 2016 and 2015.

Patents and Legal Costs

Patents are stated on the accompanying condensed consolidated balance sheets at cost. Patent costs consist primarily of legal fees and application costs for filing and pursuing patent applications. The costs of the patents, once placed in service, will be amortized on a straight-line basis over their estimated useful lives or the remaining legal lives of the patents, whichever is shorter. The amortization periods for our patents can range between 17 and 20 years if placed into service at the beginning of their legal lives. Our patents have not been placed in service for the three months ended March 31, 2016 and 2015.

Legal costs are expensed as incurred except for legal costs to file for patent protection, which are capitalized and reported as patents on the accompanying condensed consolidated balance sheets.

Impairment of long-lived assets

Long-lived assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges for the three months ended March 31, 2016 and 2015.

Research, Development and Related Expenses

These costs from our technology business segment are charged to operations in the period incurred and are shown on a separate line on the accompanying condensed consolidated statements of operations.

Warrant Liability

The Company accounts for stock warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreement. Stock warrants are accounted for as a derivative in accordance with Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”) if the stock warrants contain terms that could potentially require “net cash settlement” and therefore, do not meet the scope exception for treatment as a derivative. Warrant instruments that could potentially require “net cash settlement” in the absence of express language precluding such settlement are initially classified as derivative liabilities at their estimated fair values, regardless of the likelihood that such instruments will ever be settled in cash. The Company will continue to classify the fair value of the warrants that contain “net cash settlement” as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability. For additional discussion of our warrants, see Note 9 - Warrant Liability.

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

Segment Reporting

We use the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by our chief decision makers for making operating decisions and assessing performance, as the source for determining our reportable segments. We have determined that we have two operating segments as defined by the FASB accounting pronouncement, “Disclosures about Segments of an Enterprise and Related Information”. As discussed above, our two reporting business segments are our technology business and our consulting services business (see Note 11 - Business Segment Results).

Recent Accounting Pronouncements

Stock Compensation - In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which will simplify the income tax consequences, accounting for forfeitures and classification on the Statement of Consolidated Cash Flows. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact this guidance will have on the consolidated financial statements and related disclosures.

Principal versus Agent Considerations - In March 2016, the FASB issued Accounting Standards Update 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations” (“ASU 2016-08”). ASU 2016-08 clarifies implementation guidance on principal versus agent considerations in ASU 2014-09. Management is currently assessing the impact ASU 2014-09 and ASU 2016-08 will have on the Company, but it is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Leases – In February 2016, the FASB issued ASU 2016-02 which amends existing lease accounting guidance, and requires recognition of most lease arrangements on the balance sheet. The adoption of this standard will result in the Company recognizing a right-of-use asset representing its rights to use the underlying asset for the lease term with an offsetting lease liability. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the potential impact of the adoption of this accounting pronouncement to its consolidated financial statements.

Deferred Taxes - During November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified on a net basis as non-current in a statement of financial position. Adoption of this ASU did not have an effect on our deferred tax assets and deferred tax liabilities in our consolidated balance sheet as of March 31, 2016 and December 31, 2015.

Consolidation — In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”. This will improve certain areas of consolidation guidance for reporting organizations that are required to evaluate whether to consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures. ASU 2015-02 simplified and improves GAAP by: eliminating the presumption that a general partner should consolidate a limited partnership, eliminating the indefinite deferral of FASB Statement No. 167, thereby reducing the number of Variable Interest Entity (VIE) consolidation models from four to two (including the limited partnership consolidation model), and clarifying when fees paid to a decision maker should be a factor to include in the consolidation of VIEs. ASU 2015-02 will be effective for periods beginning after December 15, 2015. The Company has evaluated the potential impact of the adoption of this guidance on its financial statements and it currently has no impact.

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

Note 2.        Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period except that it does not include unvested common shares subject to repurchase or cancellation. Diluted net income per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, warrants, restricted shares, and unvested common shares subject to repurchase or cancellation. The dilutive effect of outstanding stock options, restricted shares, restricted stock units, and warrants is not reflected in diluted earnings per share because we incurred net losses for the three months ended March 31, 2016, and the effect of including these potential common shares in the net loss per share calculations would be anti-dilutive and are therefore not included in the calculations. The dilutive effect of potential common shares on our earnings per share for the three months ended March 31, 2015 was not significant.

Note 3.        Accounts Receivable – Project Revenue and Reimbursable Project Costs

FANR and ENEC Projects

Under the agreements with ENEC and FANR, revenue will be recognized on a time and expense basis and fixed contract basis. We periodically discuss our consulting work with ENEC and FANR, who will review the work we perform, and our reimbursable travel expenses, and accept our monthly invoicing for services and reimbursable expenses. We expect the variation of revenue we earn from these contracts to continue.

Travel costs and other reimbursable costs under these contracts are reported in the accompanying statement of operations as both revenue and cost of consulting services provided, and were not significant for the three months ended March 31, 2016 and 2015, respectively. The total travel and other reimbursable expenses that have not been reimbursed to us and are included in total accounts receivable reported above from our consulting contracts was not significant at March 31, 2016 and December 31, 2015.

Total unbilled accounts receivable was $47,000 at March 31, 2016 and $0.1 million at December 31, 2015. Foreign currency transaction exchange losses and translation gains and losses for the three months ended March 31, 2016 and 2015, were not significant.

Note 4.        Prepaid Expenses and Other Current Assets

Prepaid expenses consist primarily of prepayments made for research and development work, various professional services, insurance policies, travel, rent, and other miscellaneous prepayments. Total prepaid expenses and other current assets reported on the accompanying condensed consolidated balance sheets at March 31, 2016 and December 31, 2015, were approximately $0.5 million and $0.2 million, respectively.

Note 5.        Patents

Patents represent legal fees and filing costs that are capitalized and amortized over their estimated useful lives of 17 to 20 years or their remaining legal lives, whichever is shorter, after they are placed in service. For the three months ended March 31, 2016 and 2015, we capitalized approximately $0.1 million and $0 for patent filing costs. The total investment in patents was approximately $1.0 million as of March 31, 2016 and December 31, 2015.

No amortization expense of patents was recorded in either of the three months ended March 31, 2016 and 2015. These patents were not placed in service for the three months ended March 31, 2016 and 2015, or in prior years.

Note 6.        Accounts Payable, Accrued Liabilities and Note Payable

Accounts payable and accrued expenses (rounded in millions) consisted of the following:

	March 31,	December 31,
	2016	2015
Trade payables	$0.5	$0.3
Accrued expenses and other	0.7	0.4
Accrued bonuses	0.5	0.5
Total	$1.7	$1.2

On February 28, 2016 a note payable was issued to a finance company for a vendor invoice, which totaled $135,000. A down payment of $13,500 was made with remaining payments of nine monthly installments of approximately $14,000, (annual effective interest rate approximately 5%). The note is expected to be fully paid by November 28, 2016. Total interest expense under the note was approximately $500, which was recorded in the accompanying statement of operations.

Note 7.        Commitments and Contingencies

Operating Leases

On December 22, 2015 we entered into a lease for new office space for a 12 month term, with a monthly rent payment of approximately $6,500 per month plus additional charges.

On December 17, 2015 we entered into a sublease agreement for our former office space with a third party with a lease term starting January 1, 2016 to February 28, 2018. The average monthly rent to be received under this sub-lease is approximately $15,000 per month, over the sub-lease term. At December 31, 2015 the present value of the negative cash flows over this sub-lease term was approximately $433,000 and this amount plus a real estate commission paid to find the sub-lease tenant of approximately $20,000, resulted in a total $453,000 that was recognized as an abandonment loss in 2015. The long-term portion of deferred lease abandonment liability was approximately $138,000 and the short-term portion of deferred lease abandonment liability of approximately $200,000 was included in accounts payable and accrued liabilities at March 31, 2016. The long-term portion of deferred lease abandonment liability was $196,938 and the short-term portion of deferred lease abandonment liability of $236,529 was included in accounts payable and accrued liabilities at December 31, 2015.

The future minimum lease payments required under the non-cancelable operating leases are as follows (rounded in millions):

Year ending December 31,	Amount
2016	$0.4
2017	0.4
2018	0.1
Total minimum payments required	$0.9

Minimum payments have not been reduced by minimum sublease rentals of $0.4 million due in the future under non-cancelable subleases.

Litigation

Our former Chief Financial Officer filed a complaint against the Company and Seth Grae, President and Chief Executive Officer, with the Circuit Court of Fairfax County, Virginia (the “Fairfax County Complaint”), and a separate complaint against the Company with the U.S. Occupational Safety and Health Administration (the 16 “OSHA Complaint”) on March 9, 2015.

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

The Company believes that all of the above claims by the former Chief Financial Officer are without merit and intends to vigorously defend itself. As of March 31, 2016, legal fees of approximately $105,000 were incurred that are expected to be paid by the Company’s insurance carrier.

Note 8.        Research and Development Costs

Research and development costs, included in the accompanying consolidated statement of operations amounted to approximately $0.6 million and $0.2 million for the three months ended March 31, 2016 and 2015, respectively. We shut down our Moscow office operations as of January 1, 2015 and have since shifted our research and development work primarily to the United States, Canada, Norway and France. There were no significant accrued liabilities related to the winding down of our Moscow office at March 31, 2016 and December 31, 2015.

On March 14, 2016, we entered into a joint development agreement with AREVA which defines the different steps (including, without limitation, a feasibility study, a business plan, and an implementation action plan), working groups, and methodology to determine the feasibility and opportunity of future joint ventures between the parties. The joint development agreement provides the process by which the parties will execute definitive documentation for the joint ventures, including a term sheet that will set forth the main terms of the definitive joint venture agreements.

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

Note 9.        Warrant Liability

Our outstanding warrants are recorded as liabilities at their estimated fair value at the date of issuance, with the subsequent changes in estimated fair value recorded in other income (expense) in the Company’s condensed consolidated statement of operations in each subsequent quarterly period. The change in the estimated fair value of our warrant liability for the three months ended March 31, 2016 and 2015 resulted in non-cash income of approximately $1.3 million and $1.2 million, respectively. The Company utilizes the Monte Carlo simulation valuation method to value the liability classified warrants.

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

The following table summarizes the calculated aggregate fair values, along with the assumptions utilized in each calculation:

	March 31,	December 31,
	2016	2015
Calculated aggregate value	$1,073,341	$2,327,195
Weighted average exercise price per share of warrant	$3.72	$3.72
Closing price per share of common stock	$0.56	$1.00
Weighted average volatility	86.8	83.6%
Weighted average remaining expected life (years)	4.9	5.11
Weighted average risk-free interest rate	1.4	1.90
Dividend yield	0%	0%

The nature of the warrant liability is such (i.e., the warrant holders receive more value when the Company’s stock price is higher) that increases in the Company’s stock price during the period result in losses on the Company’s statement of operations while decreases in the Company’s stock price result in the Company recording income.

Note 10.      Stockholders’ Equity

At March 31, 2016, there were 4,886,764 stock warrants and 5,052,409 stock options outstanding, all totaling 30,768,130 of total stock and stock equivalents outstanding at March 31, 2016. At December 31, 2015, there were 4,886,764 stock warrants and 5,236,909 stock options outstanding, totaling 28,752,630 of total stock and stock equivalents outstanding at December 31, 2015.

Equity Purchase Agreement

On September 4, 2015, we entered into an equity purchase agreement with Aspire Capital Fund, LLC (“Aspire Capital”), which provides that Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of our common stock over a two-year term, subject to our election to sell any such shares, and subject to the Nasdaq Listing Rule 5635(d) limitation. Nasdaq Listing Rule 5635(d) (“the Nasdaq 20% Rule”), requires shareholder approval of a transaction other than a public offering involving the sale, issuance, or potential issuance by a company of common stock (or securities convertible into or exercisable for common stock) equal to 20% or more of the company’s outstanding shares of common stock, or 20% or more of the voting power outstanding before the issuance for less than the greater of book or market value of the stock. Under this 20% Nasdaq Rule, we had a total of approximately 3.6 million common shares available for sale or transfer to Aspire Capital under this equity purchase agreement at September 4, 2015.

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

For the three months ended March 31, 2016 we sold 2.2 million common shares for total gross proceeds of approximately $1.4 million through the equity line financing arrangement with Aspire Capital that we have in place. See Note 13 – Subsequent Events for subsequent sales of stock to Aspire Capital after March 31, 2016.

ATM Offering

On June 11, 2015, the Company entered into an at-the-market issuance (“ATM”) sales agreement with MLV & Co. LLC ("MLV"), pursuant to which the Company may issue and sell shares of its common stock from time to time through MLV as the Company's sales agent. On September 1, 2015, MLV was acquired by FBR & Co. The issuance and sale of shares by the Company under the sales agreement are registered shares under the Company's shelf registration statement on Form S-3, as filed with the Securities and Exchange Commission on June 11, 2015 and declared effective by the Securities and Exchange Commission. The Company has registered the sale of up to $5.8 million of common stock under the ATM sales agreement. There have been 246,083 shares sold for total gross proceeds of approximately $282,000 through the ATM for the twelve month period ended December 31, 2015. There were no ATM sales for the three months ended March 31, 2016.

Outstanding Warrants

	March 31,	December 31,
	2016	2015
Issued to Investors on July 28, 2010, entitling the holders to purchase 1,034,996 common shares in the Company at an exercise price of $9.00 per common share up to and including July 27, 2017	1,034,996	1,034,996

Issued to Investors on October 25, 2013, entitling the holders to purchase 1,250,000 common shares in the Company at an exercise price of $2.30 per common share up to and including April 24, 2021	1,117,178	1,117,178

Issued to Investors on November 17, 2014, entitling the holders to purchase 2,734,590 common shares in the Company at an exercise price of $2.31 per common share up to and including May 16, 2022	2,734,590	2,734,590

Total	4,886,764	4,886,764

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

Total stock options outstanding at March 31, 2016 and December 31, 2015, were 5,052,409 and 5,236,909 of which 3,257,523 and 3,442,023 of these options were vested at March 31, 2016 and December 31, 2015, respectively. Stock based compensation was approximately $0.2 and $0.1 million for the three months ended March 31, 2016 and 2015, respectively.

2015 Short-Term Non-Qualified Option Grants

On April 8, 2015, the Compensation Committee and the Board of Directors granted short term non-qualified stock options totaling 463,192 and 148,845 stock options under the 2006 Stock Plan and the 2015 Equity Incentive Plan, respectively, to employees and consultants of the Company. On April 9, 2015, the Compensation Committee and the Board of Directors granted an additional 47,017 and 3,968 stock options under the 2006 Stock Plan and the 2015 Equity Incentive Plan, respectively, all with a strike price of $1.26. These stock options vested immediately but the grants under the 2015 Equity Incentive Plan became exercisable upon ratification of the Plan at the annual meeting of shareholders, which took place on July 14, 2015.

On August 12, 2015, the Compensation Committee and the Board of Directors granted short term non-qualified stock options totaling 135,880 stock options under the 2015 Equity Incentive Plan to employees and consultants of the Company, all with a strike price of $1.26. These stock options vested immediately.

On November 20, 2015, the Compensation Committee and the Board of Directors granted short term non-qualified stock options totaling 1,129,135 stock options under the 2015 Equity Incentive Plan to employees and consultants of the Company, all with a strike price of $0.92. These stock options vested immediately.

Also granted under the 2006 Stock Plan were 2,981, 1,775, 1,310, 8,368, 14,805, 18,305, and 22,390 non-qualified stock options in 2015 on April 30, May 31, June 30, and December 31, 2015 and in 2016 on January 31, February 29, and March 31, 2016, respectively, as equity compensation in lieu of cash with strike prices ranging from $0.56 to $1.25. Also granted under the 2015 Equity Incentive Plan were 1,812, 1,536, 1,803, 8,255 and 9,752 non-qualified stock options on July 31, August 31, September 30, 2015, October 31, 2015, and November 30, 2015, respectively, as equity compensation in lieu of cash with strike prices ranging from $0.83 to $1.25.

These stock options have an expected life of 1.5 -5 years, and a contractual term of 3-10 years, a fair value of between $0.10 and $0.86 per stock option, a risk free rate ranging between 0.42% to 1.76%, and volatility ranging between 76% to 89%, as measured on the grant date. The expected option term was calculated using the simplified method as we do not have sufficient historical option data to provide a better estimate of the expected option term. Under this method, the weighted-average expected life is presumed to be the average of the vesting term and the contractual term of the option, which results in a reduction of the estimated option value and consequently the stock option expense. The risk free rate was based on the US Treasury Yield Curve for the expected life of the options on the grant date. Expected dividends are estimated at $0.0, as we have never issued dividends and we have no current plans to issue dividends in the future.

2015 Long-Term Incentive Option Grants

Employees and Consultants Option Grants

On April 8, 2015, August 12, 2015, and November 20, 2015, the Compensation Committee and the Board of Directors granted long term incentive stock options totaling 550,972, 79,588, and 661,222 respectively, under the 2015 Equity Incentive Plan, the (“Plan”) to employees and consultants of the Company. These stock options vest 1/3 on each annual anniversary date over three years. These stock options have a strike price ranging from $0.92 to $1.26, and the stock options have a fair value ranging from $0.67 to $0.91, based on a risk free rate of between 1.55% and 1.87%, volatility between 86% and 87%, and an expected life of six years, as measured on the grant date. The expected life is calculated using the simplified method as we do not have sufficient historical option data to provide a better estimate of the expected option term. These options have a 10 year contractual term. The risk free rate was based on the US Treasury Yield Curve for the expected life of the options on the grant date. Expected dividends are estimated at $0.0, as we have never issued dividends and we have no current plans to issue dividends in the future. Grants to our consultants were re-measured as of March 31, 2016 and 2015, and the fair value of each option was between $0.34 and $0.36 on the measurement date. This re-measured stock based compensation for options issued to consultants was not significant. We estimated future pre-vest forfeitures to be 1.5%, based on historical information.

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

Stock option transactions to the employees, directors and consultants are summarized as follows for the three months ended March 31, 2016:

		Weighted	Weighted
		Average	Average
	Options	Exercise	Grant Date
	Outstanding	Price	Fair Value
Beginning of the period	5,236,909	3.70	4.06
Granted	55,500	1.17	0.16
Exercised	-	-	-
Forfeited	-	-	-
Expired	(240,000)	23.85	24.87
End of the period	5,052,409	2.72	2.13

Options exercisable	3,257,523	3.49	2.83

Stock option transactions to the employees, directors and consultants are summarized as follows for the year ended December 31, 2015:

		Weighted	Weighted
		Average	Average
	Options	Exercise	Grant Date
	Outstanding	Price	Fair Value
Beginning of the year	2,026,564	9.19	10.61
Granted	3,491,419	1.08	0.74
Exercised	-	-	-
Forfeited	(114,407)	6.63	6.06
Expired	(166,667)	13.50	12.84
End of the year	5,236,909	3.70	4.06

Options exercisable	3,442,023	4.95	1.68

A summary of the status of the Company’s non-vested shares as of March 31, 2016 and December 31, 2015, and changes during the three months ended March 31, 2016 and the year ended December 31, 2015, is presented below:

		Weighted-
		Average Fair	Weighted
		Value	Average
	Shares	Grant Date	Exercise Price
Non-vested Shares
Non-vested at January 1, 2015	462,307	1.71	2.55
Granted	3,491,419	0.74	1.08
Vested	(2,158,840)	0.80	1.18
Forfeited	-	-	-
Non-vested - December 31, 2015	1,794,886	0.91	1.34

Granted	55,500	0.16	1.17
Vested	(55,500)	0.16	1.17
Forfeited	-	-	-
Non-vested - March 31, 2016	1,794,886	0.91	1.34

As of March 31, 2016, there was approximately $1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.96 years. There was no intrinsic value for the stock options outstanding at March 31, 2016 and December 31, 2015.

The above tables include options issued and outstanding as of March 31, 2016 and December 31, 2015, as follows:

i)	A total of 255,202 non-qualified 10 year options have been issued, and are outstanding, to advisory board members at exercise prices of $4.50 to $14.40 per share.

ii)

A total of 4,284,312 non-qualified 5-10 year options have been issued, and are outstanding, to our directors, officers, and employees at exercise prices of $0.56 to $15.00 per share. From this total, 1,401,432 options are outstanding to the Chief Executive Officer who is also a director, with remaining contractual lives of 1.7 years to 9.6 years. All other options issued to directors, officers, and employees have a remaining contractual life ranging from 0.3 years to 10.0 years.

iii)	A total of 512,895 non-qualified 3-10 year options have been issued, and are outstanding, to our consultants at exercise prices of $0.92 to $15.30 per share.

The following table provides certain information with respect to the above-referenced stock options that are outstanding and exercisable at March 31, 2016:

	Stock Options Outstanding			Stock Options Vested
	Weighted			Weighted
	Average			Average
	Remaining		Weighted	Remaining		Weighted
	Contractual	Number	Average	Contractual	Number	Average
	Life	of	Exercise	Life	of	Exercise
	- Years	Awards	Price	- Years	Awards	Price
Exercise Prices

$0.56- $1.25	9.40	1,981,437	$0.93	9.25	1,222,227	$0.94
$1.26 -$2.55	7.71	2,027,789	$1.55	7.91	992,113	$1.51
$2.56-$5.00	2.81	183,337	$4.50	2.81	183,337	$4.50
$5.01-$10.00	3.04	543,337	$6.92	3.04	543,337	$6.92
$10.01-$15.30	0.91	316,509	$13.07	0.91	316,509	$13.07
Total	7.27	5,052,409	$2.72	6.63	3,257,523	$3.49

The following table provides certain information with respect to the above-referenced stock options that are outstanding and exercisable at December 31, 2015:

	Stock Options Outstanding			Stock Options Vested
	Weighted			Weighted
	Average			Average
	Remaining		Weighted	Remaining		Weighted
	Contractual	Number	Average	Contractual	Number	Average
	Life	of	Exercise	Life	of	Exercise
	- Years	Awards	Price	- Years	Awards	Price
Exercise Prices

$0.83 - $1.26	9.6	3,491,419	$ 1.08	9.6	1,965,629	$ 1.06
$2.55 - $5.00	3.3	645,644	$ 3.10	3.2	376,548	$ 3.50
$5.01 - $12.90	3.04	668,177	$ 7.59	3.04	668,177	$ 7.59
$13.50-$18.90	0.63	191,669	$ 14.75	0.63	191,669	$ 14.75
$19.20-$23.85	0.12	240,000	$23.85	0.12	240,000	$ 23.85
Total	7.21	5,236,909	$ 3.70	6.46	3,442,023	$ 4.95

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

Weighted average assumptions used in the Black Scholes option-pricing model for the three months ended March 31, 2016 and the year ended December 31, 2015, were as follows:

	Three months ended	Year ended
	March 31,	December 31,
	2016	2015

Average risk-free interest rate	0.69%	1.64%
Average expected life- years	1.94	5.38
Expected volatility	84.54%	86.66%
Expected dividends	$0.0	$0.0

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

Stock-based compensation expense is recorded under the financial statement captions cost of services provided, general and administrative expenses and research and development expenses in the accompanying condensed consolidated statements of operations. For the three months ended March 31, 2016 and 2015, we recognized stock-based compensation of approximately $0.2 million and $0.1 million, respectively. Related income tax benefits were not recognized, as we incurred a tax loss for both periods.

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

BUSINESS SEGMENT RESULTS - THREE MONTHS ENDED MARCH 31, 2016 AND 2015

					Corporate and
	Consulting		Technology		Eliminations		Total
	2016	2015	2016	2015	2016	2015	2016	2015
Revenue	$166,546	$123,895	$-	$-	$-	$-	$166,546	$123,895
Segment Profit - Pre Tax	$(47,608)	$(60,918)	$(586,250)	$(212,831)	$299,153	$391,411	$(334,705)	$117,662
Total Assets	$153,619	$318,383	$1,012,193	$852,862	$1,553,564	$3,816,365	$2,719,376	$4,987,610

Note 12.      Fair Value Measurements

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

Annually, the board of directors assess and approve the fair value measurement policies and procedures. At least annually, the finance department determines if the current valuation techniques used in the fair value measurements are still appropriate and evaluates and adjusts the unobservable inputs used in the fair value measurements based on current market conditions and third-party information. The following fair value hierarchy table presents information about each major category of the Company’s financial liability measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015:

($ rounded to nearest thousand)	Fair value measurement using
	Quoted prices	Significant	Significant
	in	other	unobservable
	active markets	observable	inputs
	(Level 1)	inputs (Level	(Level 3)	Total
2)
Balance at March 31, 2016
Liabilities:
Warrant liability	$—	$—	$1,073,000	$1,073,000

($ rounded to nearest thousand)	Fair value measurement using
	Quoted prices	Significant	Significant
	in	other	unobservable
	active markets	observable	inputs
	(Level 1)	inputs (Level	(Level 3)	Total
2)
Balance at December 31, 2015
Liabilities:
Warrant liability	$—	$—	$2,327,000	$2,327,000

The reconciliation of warrant liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

($ rounded to nearest thousand)	Warrant
Liability

Balance at December 31, 2014	$4,633,000
Change in fair value of warrant liability	(2,306,000)
Balance at December 31, 2015	$2,327,000
Change in fair value of warrant liability	(1,254,000)
Balance at March 31, 2016	$1,073,000

The fair value of the warrant liability is based on Level 3 inputs. For this liability, the Company developed its own assumptions that do not have observable inputs or available market data to support the fair value. See Note 9 – Warrant Liability for further discussion of the warrant liability. Significant increases (decreases) in any of those Level 3 inputs in isolation would result in a significantly lower (higher) fair value measurement.

We believe that the fair values of its current assets and current liabilities approximate their reported carrying amounts. There were no transfers between Level 1, 2 and 3 at March 31, 2016 and December 31, 2015.

Note 13.      Subsequent Events

From April 1, 2016 to May 5, 2016, the Company has generated additional proceeds of approximately $255,000 under the equity line financing arrangement with Aspire from the sale of 500,000 shares of its common stock.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. We use words such as “believe”, “expect”, “anticipate”, “project”, “target”, “plan”, “optimistic”, “intend”, “aim”, “will”, or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, (1) those concerning market and business segment growth, demand and acceptance of our nuclear energy consulting services and nuclear fuel technology business, (2) any projections of sales, earnings, revenue, margins or other financial items, (3) any statements of the plans, strategies and objectives of management for future operations, (4) any statements regarding future economic conditions or performance, (5) uncertainties related to conducting business in foreign countries, as well as (6) all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, as well as assumptions that if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties, among others, include:

•	our ability to commercialize our nuclear fuel technology,
•	our ability to attract new customers, our ability to employ and retain qualified employees and consultants that have experience in the Nuclear Industry,
•	competition and competitive factors in the markets in which we compete,
•	public perception of nuclear energy generally,
•	general economic and business conditions in the local economies in which we regularly conduct business, which can affect demand for the Company’s services,
•	changes in laws, rules and regulations governing our business,
•	development and utilization of our intellectual property,
•	potential and contingent liabilities, and
•	the risks identified in Item 1A. “Risk Factors” included herein and in our Form 10-K filing.

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

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is intended to help the reader understand Lightbridge Corporation, our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes thereto contained in Part I, “Item 1. Financial Statements” of this report. This overview summarizes the MD&A, which includes the following sections:

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

As discussed in more detail under “Forward-Looking Statements” above at the beginning of this Quarterly Report, the following discussion contains forward-looking statements that involve risks, uncertainties, and assumptions such as statements of our plans, objectives, expectations, and intentions. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events.

OVERVIEW OF OUR TWO BUSINESS SEGMENTS

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

Financial information about our business segments is included in Note 11 Business Segment Results, of the Notes to the Condensed Consolidated Financial Statements, included in Part I Item 1, Financial Statements of this Quarterly Report on Form 10-Q.

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

We are currently focusing our development efforts on the metallic fuel with a power uprate of up to 10% and a 24-month operating cycle in existing Westinghouse-type four-loop pressurized water reactors. Those reactors represent a large segment of the global market and comprise our initial target market. Our metallic fuel could also be adapted for use in other types of water-cooled commercial power reactors, such as boiling water reactors, Canada Deuterium Uranium (“CANDU”) heavy water reactors, as well as water-cooled small modular reactors.

US Nuclear Regulatory Commission licensing processes require engineering analysis of a large break loss-of-coolant accident (“LOCA”), as well as many other scenarios. The LOCA scenario assumes failure of a large water pipe in the reactor coolant system. Under LOCA conditions, the fuel and cladding temperatures rise due to reduced cooling capacity. Preliminary analytical modeling shows that under a design-basis LOCA scenario, unlike conventional uranium dioxide fuel, the cladding of the Lightbridge-designed metallic fuel rods would stay at least 200 degrees below the 850-900 degrees Celsius temperature at which steam begins to react with the zirconium cladding to generate hydrogen gas. Buildup of hydrogen gas in a nuclear power plant can lead to detonation of the hydrogen. Lightbridge fuel is designed to prevent hydrogen gas generation in design-basis LOCA situations, which is a major safety benefit.

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

NEXT GENERATION NUCLEAR FUEL FOR THE NUCLEAR INDUSTRY

Recent Developments

  AREVA Agreement

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

  On March 4, 2016, we won the CleanEquity Monaco Award for Excellence in Technology Research for our innovation in nuclear fuel. The award is presented annually by His Serene Highness Prince Albert II of Monaco after the winner is selected by a panel of independent judges.

  On January 12, 2016 we announced that, the Institute for Energy Technology (“IFE”), which operates the Halden Research Reactor in Norway, received formal regulatory approval from the Norwegian Radiation Protection Authority for all planned irradiation of Lightbridge metallic fuel at the Halden Research Reactor in Norway.

Research and Development Project Schedule

We currently anticipate that we, working in collaboration with our development partners/vendors and in certain cases contingent upon execution of collaborative research and development agreements with them will be able to:

  Have semi-scale metallic fuel samples fabricated in 2017 for irradiation testing in a test reactor environment under prototypic commercial reactor conditions;
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

Accordingly, based on our current estimated schedule, a purchase order for an initial reload batch placed by a utility is expected as soon as 2023-2024 (after two 18-month cycles of LTA operation), with final qualification (i.e., deployment of fuel in the first reload batch) in a commercial reactor expected as soon as 2025-2026. In the interim, once we have the initial fuel performance data from loop irradiation of our fuel samples in a research reactor under prototypic operating conditions of a commercial power reactor, which is currently anticipated by 2018, we will target entry into a commercial arrangement with one or more major fuel fabricators that may include upfront technology access fees and/or engineering support or consulting payments to us.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make a variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. For a discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our financial statements, please see “Critical Accounting Policies and Estimates” under Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed on March 15, 2016, incorporated herein by reference. There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2016.

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

Operations Review

Business Segments and Periods Presented

We have provided a discussion of our results of operations on a consolidated basis and have also provided certain detailed segment information for each of our business segments below for the three months ended March 31, 2016 and 2015, in order to provide a meaningful discussion of our business segments. We have organized our operations into two principal segments: Consulting and Technology Business segments. We present our segment information along the same lines that our chief executives review our operating results in assessing performance and allocating resources.

BUSINESS SEGMENT RESULTS - THREE MONTHS ENDED MARCH 31, 2016 AND 2015

					Corporate and
	Consulting		Technology		Eliminations		Total
	2016	2015	2016	2015	2016	2015	2016	2015
Revenue	$166,546	$123,895	$-	$-	$-	$-	$166,546	$123,895
Segment Profit - Pre Tax	$(47,608)	$(60,918)	$(586,250)	$(212,831)	$299,153	$391,411	$(334,705)	$117,662
Total Assets	$153,619	$318,383	$1,012,193	$852,862	$1,553,564	$3,816,365	$2,719,376	$4,987,610

Technology Business

Over the next 12 to 15 months, we expect to incur approximately $3 million in research and development expenses related to the development of our proprietary nuclear fuel designs. We spent approximately $0.6 million and $0.2 million for research and development during the three months ended March 31, 2016 and 2015, respectively.

Over the next 2-3 years, we expect that our research and development activities will increase and will be primarily focused on testing and demonstration of our metallic fuel technology for Western-type water-cooled reactors. The main objective of this research and development phase is to prepare for full-scale demonstration of our fuel technology in an operating commercial power reactor.

Consulting Services Business

At the present time, all of our revenue for the three months ended March 31, 2016 and 2015 is from our consulting services business segment and is derived by offering services to governments outside of the US planning to create or expand electricity generation capabilities using nuclear power plants. The fee type and structure that we offer for each client engagement is dependent on a number of variables, including the complexity of the services, the level of the opportunity for us to improve the client’s electricity generation capabilities using nuclear power plants, and other factors.

Consolidated Results of Operations

The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Three Months Ended		Increase	Increase
	March 31,		(Decrease)	(Decrease)
	2016	2015	Change $	Change %

Consulting Revenues	$166,546	$123,895	$42,651	34%

Cost of services provided

Consulting expenses	$68,225	$57,391	$10,834	19%
% of total revenues	41%	46%

Gross profit	$98,321	$66,504	$31,817	48%
% of total revenues	59%	54%

Operating Expenses

General and administrative	$1,096,109	$931,643	$164,466	18%
% of total revenues	658%	752%

Research and development expenses	$586,250	$212,831	$373,419	175%
% of total revenues	352%	172%

Total Costs and Expenses	$1,682,359	$1,144,474	$537,885	47%
% of total revenues	1010%	924%

Total Operating Loss	$(1,584,038)	$(1,077,970)	$506,068	47%
% of total revenues	-951%	-870%

Other Income and (Expenses)	$1,249,333	$1,195,632	$(53,701)	4%
% of total revenues	750%	965%

Net loss - before income taxes	$(334,705)	$117,662	$452,367	-384%
% of total revenues	-201%	95%

Revenue

The following table presents our revenues, by business segment, for the three months presented (rounded in millions):

	Three Months Ended
	March 31,
	2016	2015

Consulting Segment Revenues:
ENEC and FANR (UAE)	$0.1	$0.0
Other	0.1	0.1
Total	0.2	0.1
Technology Segment Revenues	0.0	0.0
Total Revenues	$0.2	$0.1

The increase in our revenues from 2016 to 2015 of $0.1 million resulted from the net increase in the work performed for our FANR project of approximately $0.1 million. Our consulting projects with FANR are being performed pursuant to ongoing requests to work on specific projects on a time and expense basis as needed. The FANR contract was extended to December 31, 2016. The future revenue to be earned and recognized under the FANR agreement will depend upon agreed upon work plans that are under current discussion, which can differ from the revenue amounts initially planned to be earned under these agreements.

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

Costs and Expenses

The following table presents our cost of services provided, by business segment, for the years presented (rounded in millions):

	Three Months Ended
	March 31,
	2016	2015

Consulting	$0.1	$0.1
Technology	0.0	0.0
Total	$0.1	$0.1

Cost of Services Provided

The cost of services provided for the three months ended March 31, 2016 and 2015 remained primarily the same for each reporting period. Cost of services provided is comprised of expenses related to the consulting, professional, administrative, and other support costs and stock-based compensation allocated to our consulting projects labor, which were incurred to perform and support the work done for our consulting projects with ENEC, FANR and our other contracts. Total stock based compensation allocated to our cost of services provided totaled approximately $13,000 and $0 for the three months ended March 31, 2016 and 2015. The billing rates available to us from our outside consultants who provide services under our consulting contracts predominantly remained the same in 2016 and 2015. If consulting revenues increase in future periods, we expect cost of services provided will increase in dollar amount and may increase as a percentage of revenues due to increased pricing competition for consulting contracts.

Total reported gross profit margin for the three months ended March 31, 2016 was 59% compared to 54% the three months ended March 31, 2015, due to a better profit margin earned on a 2016 consulting project.

See Note 1-Basis of presentation and Note 3-Accounts Receivable of the notes to our condensed consolidated financial statements included in Part I Item 1 of this Quarterly Report on Form 10-Q for additional information about our cost of services provided.

Research and Development

The following table presents our research and development expenses, (rounded in millions):

	Three Months Ended
	March 31,
	2016	2015

Research and development expenses	$0.6	$0.2

Research and development expenses consist mostly of compensation and related overhead costs for personnel responsible for the research and development of our fuel. Total research and development expenses increased by approximately $0.4 million in 2016, due to an increase in research and development expenses with IFE, CNL and BWXT of approximately $0.2 million; increase in professional fees of approximately $0.1 million and an increase in labor of approximately $0.1 million. Total stock-based compensation included in research and development expenses increased by approximately $31,000 and was approximately $46,000 and $15,000 for the three months ended March 31, 2016 and 2015, respectively, due to the increase in stock option grants in the fourth quarter of 2015.

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

See Note 8 - Research and Development expense of the Notes to our condensed consolidated financial statements included in Part I Item 1 of this Quarterly Report Form on 10-Q for additional information about our research and development costs.

General and Administrative Expenses

The following table presents our general and administrative expenses, (rounded in millions):

	Three Months Ended
	March 31,
	2016	2015

General and administrative expenses	$1.1	$0.9

General and administrative expenses consist mostly of compensation and related costs for personnel and facilities, stock-based compensation, finance, human resources, information technology, and fees for consulting and other professional services. Professional services are principally comprised of outside legal, audit, strategic advisory services and outsourcing services.

There was an increase in stock-based compensation of approximately $0.1 million due to stock options granted in the last quarter of 2015. There was also an increase in professional fees due to the derivative warrant liabilities and other matters of $0.1 million; net increase in other general and administrative expenses of $0.1 million; offset by a decrease in rent expenses of approximately $0.1 million.

See Note 10 - Stockholders’ Equity of the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information regarding our stock-based compensation.

Other Expenses

Interest income and other income and expenses, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, was substantially the same.

Change in Revaluation of Warrant Liability

During the three months ended March 31, 2016 and 2015, we recorded non-cash warrant income of approximately $1.3 million and $1.2 million, respectively, for warrant revaluation in our statements of operations due to a change in the fair value of the warrant liability as a result of a change in our stock price, change in the contractual life and change in the volatility factors of the warrants.

See Note 9-Warrant Liability of the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information regarding our warrant liability.

Provision for Income Taxes

The following table presents our provision for income taxes. Our effective tax rate for the periods presented is 38%.

	Three Months Ended
	March 31,
	2016	2015

Provision for income taxes	$0.0	$0.0

We incurred a pre-tax net loss for both 2016 and 2015. We reviewed all sources of income for purposes of recognizing the deferred tax assets and concluded a full valuation allowance for 2016 and 2015 was necessary. Therefore we did not have a provision for taxes for both three months ended March 31, 2016 and 2015.

Liquidity, Capital Resources and Financial Position

To date, our consulting revenue has not provided sufficient cash flow to cover both our research and development expenses and corporate overhead expenses.

The primary potential sources of cash available to us are equity investments through our purchase agreement with Aspire Capital and our ATM agreement with MLV. We have no debt or debt credit lines and we have financed our operations to date through our consulting revenue and the sale of our common stock. We raised approximately $0.2 million in 2015 from our ATM financing agreement, and as of the date of this filing, we have raised approximately $1.7 million in 2016 through our equity purchase agreement with Aspire.

As of March 31, 2016, we had total cash and cash equivalents of approximately $0.8 million and approximately $0.3 million in restricted cash. Our working capital deficit at March 31, 2016, was approximately $0.1 million. Our current average monthly cash flow shortfall based on our current operations, is averaging in the range of approximately $400,000-$500,000 per month through the remainder of 2016 as we increase spending on research and development. Based on our March 31, 2016 working capital amount and our current projected monthly operating cash flow shortfall, our current working capital without additional financing is not sufficient to fund our operations for the next 12 months. We are working to reduce our monthly cash flow shortfall and also currently seeking new sources of financing. We may delay incurring some operating expenses, which will reduce our cash flow shortfall for the next 12 months, if needed.

We have put in place an ATM financing arrangement with MLV and an equity purchase agreement with Aspire Capital to fund our future research and development expenses and overhead expenses over the next 12 months. Based on the anticipated future equity fund raises from our ATM, equity purchase agreement and other equity raises, we expect to have sufficient working capital for the next 12 months of operations. The following table provides detailed information about our net cash flows for the three months ended March 31, 2016 and 2015.

Cash Flow (in millions)

	Three Months Ended
	March 31,
	2016	2015

Net cash used in operating activities	$(1.3)	$(1.0)
Net cash used in investing activities	$(0.1)	$(0.0)
Net cash provided by financing activities	$1.5	$0.0
Net cash inflow (outflow)	$0.1	$(1.0)

Operating Activities

The increase in our cash used in operating activities in 2016 was primarily due to the increase in our operating expenses in 2016 and the change in working capital items as explained below.

Cash used in operating activities for the three months ended March 31, 2016, consisted of a net loss of $0.3 million and net adjustments to net loss for non-cash income items totaling $1.1 million, consisting of non-cash adjustments or decrease to net loss for stock-based compensation of $0.2 million and a non-cash adjustment or increase to net loss for the warrant revaluation income of $1.3 million. Total cash provided by working capital totaled $0.1 million. The cash provided by working capital was due primarily to the increase in accounts payable and accrued expenses of $0.5 million; offset by an increase in prepaid expenses and other current assets and other of $0.3 million, primarily due to the increase in prepaid insurance and other prepaid expenses and a decrease in our deferred lease abandonment liability of $0.1 million, due to rent payments made for the sub-leased prior office space.

Cash used in operating activities in the three months ended March 31, 2015, consisted of net income adjusted for non-cash (income) expense items such as amortization and warrant revaluation, as well as the effect of changes in working capital. Cash used in operating activities in the three months ended March 31, 2015, consisted of net income of $0.1 million and net adjustments for non-cash (income) expense items totaling ($1.1) million, consisting of stock-based compensation of $0.1 million and warrant revaluation income of ($1.2) million. Total cash provided by working capital items was not significant.

Investing Activities

Net cash used by our investing activities for the three months ended March 31, 2016, as compared to net cash used by our investing activities in 2015 are substantially the same and consist of patent application costs. These applications are filed for the new developments resulting from our research and development activities in our technology business segment. We anticipate these patent costs to increase in the future periods due to the continuing research and development work we plan to perform on our all-metal fuel design.

Financing Activities

Net cash provided by our financing activities for the three months ended March 31, 2016, as compared to net cash provided by our financing activities for the three months ended March 31, 2015 was an increase of $1.5 million. There was an increase in the proceeds from the issuance of our common stock through our equity purchase agreement of approximately $1.4 million. There was also an increase in our short-term notes payable to a vendor of approximately $0.1 million.

On September 4, 2015, we entered into an equity purchase agreement with Aspire Capital, which provides that Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of our common stock over a two-year term, subject to our election to sell any such shares. We have approximately $8.3 million of remaining availability under the purchase agreement; however, pursuant to Nasdaq rules, the aggregate number of shares that we can issue to Aspire Capital under the purchase agreement may in no case exceed 3,614,766 shares of our common stock (of which we have issued and sold 3 million shares as of the date of this report), unless (i) stockholder approval is obtained to issue more, in which case this 3,614,766 share limitation will not apply, or (ii) stockholder approval has not been obtained and at any time the 3,614,766 share limitation is reached and at all times thereafter the average price paid for all shares issued under the purchase agreement (including 300,000 commitment shares issued thereunder) is equal to or greater than $0.95 per share, a price equal to the closing sale price of our common stock on the business day before the execution of the purchase agreement. As of the date of this filing, we have not received shareholder approval to exceed this 3,614,766 share Nasdaq limitation.

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

Short-Term and Long-Term Liquidity Sources

In addition to the ATM financing and equity purchase agreement financing arrangements discussed above, we will seek new financing or additional sources of capital, depending on the capital market conditions, over the next 12 months. There can be no assurance that some of these additional sources of capital will be made available to us. The primary potential sources of cash available to us are as follows:

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

See Note 10- Stockholders’ Equity of the notes to our condensed consolidated financial statements included in Part I Item 1 of this Quarterly Report on Form 10-Q for information regarding our ATM financing and equity purchase agreement financing arrangements.

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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required.

ITEM 4.        CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, evaluated the disclosure controls and procedures related to the recording, processing, summarization and reporting of information in the periodic reports that we file with the SEC. These disclosure controls and procedures have been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms , and (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2016.

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

PART II—OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. For a description of legal proceedings involving the Company, see the information set forth under “Litigation” in Note 7, “Commitments and Contingencies,” of the Notes to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A.      RISK FACTORS

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2015.

There is substantial doubt about our ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming the company will continue as a going concern. This assumes continuing operations and the realization of assets and liabilities in the normal course of business.

As noted above, we have incurred recurring losses since inception and expect to continue to incur losses as a result of costs and expenses related to our research and continued development of our nuclear fuel and our corporate general and administrative expenses. Our limited capital resources and operations to date have been funded through sales of our equity securities. As of March 31, 2016, we had negative working capital of approximately $0.1 million, cash of approximately $0.8 million, stockholders’ deficit of approximately $0.3 million and an accumulated deficit of approximately $74.7 million. As a result, we have included a discussion about our ability to continue as a going concern in our consolidated financial statements, and our auditor’s report for year ended December 31, 2015 includes an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.” In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects.

Our inability to comply with the listing requirements of the Nasdaq Capital Market will result in our common stock being delisted, which could affect its market price and liquidity and reduce our ability to raise capital.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly.

Date: May 5, 2016

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