Form 10-Q
period 2016-06-30
LIGHTBRIDGE Corp
filed 2016-08-11
CIK 1084554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]        No [X]

The number of shares outstanding of the issuer’s common stock, as of August 5, 2016 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	4,799,906

LIGHTBRIDGE CORPORATION
Form 10-Q
JUNE 30, 2016

PART I—FINANCIAL INFORMATION

Lightbridge Corporation
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2016	2015
	Unaudited
ASSETS
Current Assets
Cash and cash equivalents	$1,484,099	$623,184
Restricted cash	35,021	325,832
Accounts receivable - project revenue and reimbursable project costs	69,696	139,797
Prepaid expenses and other current assets	189,511	168,029
Total Current Assets	1,778,327	1,256,842
Other Assets
Patent costs	1,048,518	950,594
Total Assets	$2,826,845	$2,207,436

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable and accrued liabilities	$1,343,984	$1,182,371
Note payable	68,036	-
Total Current Liabilities	1,412,020	1,182,371
Long-Term Liabilities
Deferred lease abandonment liability	112,700	196,938
Derivative warrant liability	198,955	2,327,195
Total Liabilities	1,723,675	3,706,504

Commitments and contingencies - Note 7

Stockholders' Equity (Deficiency)
Preferred stock, $0.001 par value, 10,000,000 authorized shares, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 authorized, 4,799,906 shares outstanding at June 30, 2016 and 3,725,819 shares outstanding at December 31, 2015	4,800	3,726
Additional paid-in capital	77,101,722	72,868,647
Accumulated Deficit	(76,003,352)	(74,371,441)
Total Stockholders' Equity (Deficiency)	1,103,170	(1,499,068)
Total Liabilities and Stockholders' Equity (Deficiency)	$2,826,845	$2,207,436

The accompanying notes are an integral part of these condensed consolidated financial statements

Lightbridge Corporation
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue:

Consulting Revenue	$122,377	$298,162	$288,923	$422,057

Cost of Consulting Services Provided	62,137	275,662	130,362	333,054

Gross Margin	60,240	22,500	158,561	89,003

Operating Expenses
General and administrative	1,112,582	1,108,807	2,208,694	2,039,100
Research and development expenses	419,498	394,715	1,005,748	607,545
Total Operating Expenses	1,532,080	1,503,522	3,214,442	2,646,645

Operating Loss	(1,471,840)	(1,481,022)	(3,055,881)	(2,557,642)

Other Income and (Expenses)
Warrant revaluation	311,645	460,265	1,565,499	1,658,251
Warrant modification expense	(129,369)	-	(129,369)	-
Investment income	274	163	274	323
Other income (expenses)	(7,915)	(762)	(12,434)	(3,274)
Total Other Income and (Expenses)	174,635	459,666	1,423,970	1,655,300

Net loss before income taxes	(1,297,205)	(1,021,356)	(1,631,911)	(902,342)

Income taxes	-	-	-	-

Net loss	$(1,297,205)	$(1,021,356)	$(1,631,911)	$(902,342)

Net Loss Per Common Share,
Basic and Diluted	$(0.30)	$(0.28)	$(0.40)	$(0.25)

Weighted Average Shares Outstanding	4,273,031	3,616,575	4,074,104	3,616,575

The accompanying notes are an integral part of these condensed consolidated financial statements

Lightbridge Corporation
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2016	2015
Operating Activities:
Net Loss	$(1,631,911)	$(902,342)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock-based compensation	550,552	782,036
Warrant modification expense	129,369	-
Warrant revaluation income	(1,565,499)	(1,658,251)
Changes in operating working capital items:
Accounts receivable - fees and reimbursable project costs	70,101	221,942
Prepaid expenses and other assets	(21,482)	1,389
Accounts payable and accrued liabilities	231,516	(201,097)
Deferred lease abandonment liability	(154,141)	-
Net Cash Used In Operating Activities	(2,391,495)	(1,756,323)

Investing Activities:
Patent costs	(97,924)	(50,215)
Net Cash Used In Investing Activities	(97,924)	(50,215)

Financing Activities:
Net proceeds from the issuance of common stock	2,991,487	-
Payments for stock offering costs	-	(42,097)
Proceeds from the issuance of note payable	135,000	-
Repayment of note payable	(66,964)	-
Restricted cash	290,811	(324)
Net Cash Provided by (Used In) Financing Activities	3,350,334	(42,421)

Net Increase (Decrease) In Cash and Cash Equivalents	860,915	(1,848,959)

Cash and Cash Equivalents, Beginning of Period	623,184	4,220,225

Cash and Cash Equivalents, End of Period	$1,484,099	$2,371,266

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year:
Interest paid	$1,618	$-
Income taxes paid	$-	$-
Non-Cash Financing Activity:
Warrant liability - reclassification to equity	$692,110	$-

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

Liquidity

We have incurred recurring losses since inception and expect to continue to incur losses as a result of costs and expenses related to our research and continued development of our nuclear fuel and our corporate general and administrative expenses. Our limited capital resources and operations to date have been funded through sales of our equity securities. As of June 30, 2016, we had working capital of approximately $0.4 million, cash and restricted cash of approximately $1.5 million, stockholders’ equity of approximately $1.1 million and an accumulated deficit of approximately $76 million. As of December 31, 2015, we had working capital of approximately $0.1 million, cash and restricted cash of approximately $0.9 million, stockholders’ deficit of approximately $1.5 million and an accumulated deficit of approximately $74 million. On August 2, 2016, we closed on our offering of $2.8 million of our Convertible Series A Preferred Stock (see note 10). We have also entered into an option agreement with Aspire Capital Fund, LLC that will give us an option until December 31, 2019 to enter in two equity line agreements for a combined total of $20 million (see note 13).

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

Reverse Stock Split

Effective July 20, 2016, we conducted a one for five reverse stock-split of our issued and outstanding common stock and have retroactively adjusted our common shares outstanding, options and warrants amounts outstanding. We have presented our share data for and as of all periods presented on this basis. As a result, the number of common shares issued and outstanding at June 30, 2016 decreased from 23,999,386 shares to 4,799,906 shares. The number of common shares issued and outstanding at December 31, 2015 decreased from 18,628,957 shares to 3,725,819 shares. Our authorized capital of 500,000,000 shares of common stock and 50,000,000 shares of preferred stock, each with a par value of $0.001, was changed to 100,000,000 shares of common stock authorized and 10,000,000 shares of preferred stock authorized with a par value of $0.001. The par value was not adjusted as a result of the one for five reverse stock split.

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

On March 14, 2016, we entered into a joint development agreement (“JD”) with AREVA NP (“AREVA”) to develop a joint business plan to evaluate the technical, economic, and strategic feasibility and desirability of the parties’ forming one or more joint venture companies to further develop, manufacture, and commercialize the Company’s metallic nuclear fuel technology. The JD agreement includes a statement of work whereby the Company is expected to pay a total of approximately $141,000 toward the total cost of work to be performed as part of the Joint Evaluation Project Plan by placing a work release or purchase order with AREVA. The total amount is due and payable by the Company as follows: 40% of the total amount due upon the effective date of the signing of the JD; 30% of the total amount due upon the delivery of an intermediate report by AREVA and the remaining 30% due upon the delivery of the final report to the Company. The initial 40% payment due of approximately $58,000 has been paid to AREVA as of June 30, 2016.

On June 6, 2016 we announced that we received a key patent covering our metallic nuclear fuel rod design in Canada and also received our key patent in China following the notice of allowance publicly disclosed in May 2016.

On July 5, 2016 we announced that we received a Notice of Allowance for a key patent covering our metallic nuclear fuel rod design from the European Patent Office. The patent is expected to be issued during the third quarter of 2016. Lightbridge will seek patent validation in key countries in the EU region, including France, the UK, Sweden, and other key countries that already have a significant amount of nuclear generating capacity.

Consulting Business Segment

Our business model expanded with the establishment of a consulting business segment in 2007, through which we provide consulting and strategic advisory services to companies and governments planning to create or expand electricity generation capabilities using nuclear power plants. On August 1, 2008, we signed separate consulting services agreements with two government entities: Emirates Nuclear Energy Corporation (“ENEC”) formed by Abu Dhabi, one of the member Emirates of the United Arab Emirates (“UAE”), and the Federal Authority for Nuclear Regulation (“FANR”) formed by the government of the UAE. Under these two original agreements, we have provided consulting and strategic advisory services over a contract term of five years starting from June 23, 2008. The FANR contract has been extended to December 31, 2016. The FANR contract can continue to be extended upon agreement by both parties.

Accounting Policies and Recent Pronouncements

Basis of Consolidation

These consolidated financial statements include the accounts of Lightbridge, a Nevada corporation, and our wholly-owned subsidiaries, TPI, a Delaware corporation, Lightbridge International Holding LLC, a Delaware limited liability company, and our foreign branch offices.

All significant intercompany transactions and balances have been eliminated in consolidation. We registered a branch office in the United Kingdom in 2008 called Lightbridge Advisors Limited (inactive) and we also established a branch office in Moscow, Russia, in July 2009, both of which are wholly owned by Lightbridge International Holding LLC at June 30, 2016 and December 31, 2015. These branch offices will be closed in 2016. Translation gains and losses for the three months and six months ended June 30, 2016 and 2015 were not significant.

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

Accounts receivable are typically unsecured and are primarily derived from revenues earned from customers located in the Middle East. We perform ongoing evaluations to determine customer credit and we limit the amount of credit we extend, but generally we do not require collateral from our customers. We maintain reserves for estimated credit losses if necessary, however, no reserve has been set up at June 30, 2016 and December 31, 2015, as we expect to collect all of our outstanding receivables. Accounts receivable from two customers constituted approximately 99% and 77% of the total accounts receivable at June 30, 2016 and December 31, 2015, respectively.

Approximately 6% and 22% of the total revenues reported for the three months and six months ended June 30, 2016 and 2015, respectively, were from the ENEC and FANR contracts. Contracts with one other utility customer in the United States constituted approximately 43% and 57% of total revenues reported for the three months and six months ended June 30, 2016 and contracts with one other customer constituted 50% and 21% for the three months and six months ended June 30, 2015. Approximately 63% and 50% of the total accounts payable at June 30, 2016 and December 31, 2015, respectively, is a payable to one vendor and approximately 21% of the total accounts payable at June 30, 2016 was from one other vendor.

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

Cash and Cash Equivalents and Restricted Cash

We may at times invest our excess cash in money market mutual funds. We classify all highly liquid investments with stated maturities of three months or less from date of purchase as cash equivalents and all highly liquid investments with stated maturities of greater than three months as marketable securities. We hold cash balances in excess of the federally insured limits of $250,000 with one prominent financial institution. We deem this credit risk not to be significant as our cash is held by a major prominent financial institution. Total cash and cash equivalents held in checking accounts, as reported on the accompanying condensed consolidated balance sheets, totaled approximately $1.5 million and $0.6 million at June 30, 2016 and December 31, 2015, respectively.

Restricted cash represents cash being held by the same prominent financial institution that is being used as collateral for our corporate credit cards and letters of credit to secure contingent obligations under the sub-lease and our ACH transactions. The total balance of our restricted cash at June 30, 2016 and December 31, 2015 was approximately $0.0 million and $0.3 million, respectively.

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

There was no provision for doubtful accounts or a sales allowance recorded at June 30, 2016 and December 31, 2015, as we have not experienced any bad debts from any of our customers or issued significant credits to customers.

Foreign Currency

The functional currency of our international branches is the local currency. We translate the financial statements of these branches to U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for revenues, costs, and expenses. The translation gains/losses for our branch office in Russia were not significant for the three months and six months ended June 30, 2016 and 2015.

Patents and Legal Costs

Patents are stated on the accompanying condensed consolidated balance sheets at cost. Patent costs consist primarily of legal fees and application costs for filing and pursuing patent applications. The costs of the patents, once placed in service, will be amortized on a straight-line basis over their estimated useful lives or the remaining legal lives of the patents, whichever is shorter. The amortization periods for our patents can range between 17 and 20 years if placed into service at the beginning of their legal lives. Our patents have not been placed in service for the three months and six months ended June 30, 2016 and 2015.

Legal costs are expensed as incurred except for legal costs to file for patent protection, which are capitalized and reported as patents on the accompanying condensed consolidated balance sheets.

Impairment of long-lived assets

Long-lived assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges for the three months and six months ended June 30, 2016 and 2015.

Research, Development and Related Expenses

These costs from our technology business segment are charged to operations in the period incurred and are shown on a separate line on the accompanying condensed consolidated statements of operations.

Stock Warrants

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

Recent Accounting Pronouncements

Stock Compensation - In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which will simplify the income tax consequences, accounting for forfeitures and classification on the Statement of Consolidated Cash Flows. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. This new pronouncement is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Principal versus Agent Considerations - In March 2016, the FASB issued Accounting Standards Update 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations” (“ASU 2016-08”). ASU 2016-08 clarifies implementation guidance on principal versus agent considerations in ASU 2014-09. The Company is currently assessing the impact ASU 2014-09 and ASU 2016-08 will have on the Company, but it is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

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

Deferred Taxes - During November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified on a net basis as non-current in a statement of financial position. Adoption of this ASU did not have an effect on our deferred tax assets and deferred tax liabilities in our consolidated balance sheet as of June 30, 2016 and December 31, 2015.

Consolidation — In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”. This will improve certain areas of consolidation guidance for reporting organizations that are required to evaluate whether to consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures. ASU 2015-02 simplified and improves Generally Accepted Accounting Principles (“GAAP”) by: eliminating the presumption that a general partner should consolidate a limited partnership, eliminating the indefinite deferral of FASB Statement No. 167, thereby reducing the number of Variable Interest Entity (VIE) consolidation models from four to two (including the limited partnership consolidation model), and clarifying when fees paid to a decision maker should be a factor to include in the consolidation of VIEs. ASU 2015-02 will be effective for periods beginning after December 15, 2015. The Company has evaluated the potential impact of the adoption of this guidance on its financial statements and it currently has no impact.

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

Note 2.        Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period except that it does not include unvested common shares subject to repurchase or cancellation. Diluted net income per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, warrants, restricted shares, and unvested common shares subject to repurchase or cancellation. The dilutive effect of outstanding stock options, restricted shares, restricted stock units, and warrants is not reflected in diluted earnings per share because we incurred net losses for the three months and six months ended June 30, 2016 and 2015, and the effect of including these potential common shares in the net loss per share calculations would be anti-dilutive and are therefore not included in the calculations.

Loss per-share amounts for all periods have been retroactively adjusted to reflect the Company’s 1-for-5 reverse stock split, which was effective July 20, 2016.

Note 3.        Accounts Receivable – Project Revenue and Project Costs

FANR and ENEC Projects

Under the agreement with FANR, revenue will be recognized on a time and expense basis and fixed contract basis. We periodically discuss our consulting work with ENEC and FANR, who will review the work we perform, and our reimbursable travel expenses, and accept our monthly invoicing for services and reimbursable expenses. We expect the variation of revenue we earn from these contracts to continue.

Travel costs and other reimbursable costs under these contracts are reported in the accompanying statement of operations as both revenue and cost of consulting services provided, and were not significant for the three months and six months ended June 30, 2016 and 2015. The total travel and other reimbursable expenses that have not been reimbursed to us and are included in total accounts receivable reported above from our consulting contracts was not significant at June 30, 2016 and December 31, 2015.

Total unbilled accounts receivable was $0.0 million at June 30, 2016 and $0.1 million at December 31, 2015. Foreign currency transaction exchange losses and translation gains and losses for the three months and six months ended June 30, 2016 and 2015, were not significant.

Note 4.        Prepaid Expenses and Other Current Assets

Prepaid expenses consist primarily of prepayments made for research and development work, various professional services, insurance policies, travel, rent, and other miscellaneous prepayments. Total prepaid expenses and other current assets reported on the accompanying condensed consolidated balance sheets at June 30, 2016 and December 31, 2015, were both approximately $0.2 million.

Note 5.        Patents

Patents represent legal fees and filing costs that are capitalized and amortized over their estimated useful lives of 17 to 20 years or their remaining legal lives, whichever is shorter, after they are placed in service. For the three months and six months ended June 30, 2016 and 2015, we capitalized approximately $0.1 million and $0.1 million, respectively, for patent filing costs. The total investment in patents was approximately $1.0 million as of June 30, 2016 and December 31, 2015.

No amortization expense of patents was recorded for the three months and six months ended June 30, 2016 and 2015. These patents were not placed in service as of June 30, 2016 and December 31, 2015, or in prior years.

Note 6.        Accounts Payable, Accrued Liabilities and Note Payable

Accounts payable and accrued liabilities (rounded in millions) consisted of the following:

	June 30,	December 31,
	2016	2015
Trade payables	$0.4	$0.3
Accrued expenses and other	0.4	0.4
Accrued bonuses	0.5	0.5
Total	$1.3	$1.2

Note Payable

On February 28, 2016 a note payable was issued to a finance company for a vendor invoice, which totaled $135,000. A down payment of $13,500 was made with remaining payments of nine monthly installments of approximately $14,000 (annual effective interest rate approximately 5%). The note is expected to be fully paid by November 28, 2016. Total interest expense under the note was approximately $1,000 for the three months ended June 30, 2016 and $2,000 for the six months ended June 30, 2016, which was recorded in the accompanying statement of operations.

Note 7.        Commitments and Contingencies

Operating Leases

On December 22, 2015 we entered into a lease for new office space for a 12 month term, with a monthly rent payment of approximately $6,500 per month plus additional charges.

On December 17, 2015 we entered into a sublease agreement for our former office space with a third party with a lease term starting January 1, 2016 to February 28, 2018. The average monthly rent to be received under this sub-lease is approximately $15,000 per month, over the sub-lease term. At December 31, 2015 the present value of the negative cash flows over this sub-lease term was approximately $433,000 and this amount plus a real estate commission paid to find the sub-lease tenant of approximately $20,000, resulted in a total $453,000 that was recognized as an abandonment loss in 2015. The long-term portion of deferred lease abandonment liability was approximately $113,000 and the short-term portion of deferred lease abandonment liability of approximately $167,000 was included in accounts payable and accrued liabilities at June 30, 2016. The long-term portion of deferred lease abandonment liability was $196,938 and the short-term portion of deferred lease abandonment liability of $236,529 was included in accounts payable and accrued liabilities at December 31, 2015. We have a standard indemnification arrangement under this sublease agreement that require us to indemnify the sublessee against liabilities and claims incurred in connection with the premises covered by the Company’s lease. The term of this indemnification agreement is from the time of execution of the agreement to its expiration. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is $75,000, which is covered by a letter of credit that is outstanding as of June 30, 2016. As of June 30, 2016, the Company had not accrued a liability for this indemnification because the likelihood of incurring a payment obligation in connection with this indemnification is remote.

The future minimum lease payments required under the non-cancelable operating leases are as follows (rounded in millions):

Year ending December 31,	Amount
2016	$0.2
2017	0.4
2018	0.1
Total minimum payments required	$0.7

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

In November 2015, subsequent to the above Fairfax County Complaint being filed, our legal counsel was notified by the attorney representing the former Chief Financial Officer that the former Chief Financial Officer has voluntarily decided to nonsuit the above Fairfax County Complaint. The nonsuit order was entered on November 30, 2015. A nonsuit is essentially a voluntary dismissal of the case without prejudice, meaning that he is dismissing the case but that he can refile the suit at a later time. The nonsuit statute for refiling this case provides that the lawsuit may be refiled within the longer of the original statute of limitations period or 6 months from the filing date of this the nonsuit order. The case has not been re-filed, and the defamation claim is now time-barred.

The OSHA Complaint alleges that the Company unlawfully retaliated against the former Chief Financial Officer for challenging allegedly improper actions of the Company by making allegedly defamatory statements and terminating him from his employment with the Company. The former Chief Financial Officer’s demand for damages is for back pay, front pay, and special damages. The complaint did not specify the amount of damages sought. OSHA has not contacted the Company to date regarding this complaint and there have been no actions taken against the Company.

The Company believes that the above OSHA Compliant made by the former Chief Financial Officer is without merit and intends to vigorously defend itself if it is contacted by OSHA in the future. As of June 30, 2016, the balance of the legal fees owed was approximately $16,000 and are expected to be paid by the Company’s insurance carrier.

Note 8.        Research and Development Costs

Research and development costs, included in the accompanying condensed consolidated statement of operations amounted to approximately $0.4 million for each of the three months ended June 30, 2016 and 2015. Research and development costs, included in the accompanying condensed consolidated statement of operations amounted to approximately $1.0 million and $0.6 million for the six months ended June 30, 2016 and 2015, respectively. We shut down our Moscow office operations as of January 1, 2015 and have since shifted our research and development work primarily to the United States, Canada, Norway and France. There were no significant accrued liabilities related to the winding down of our Moscow office at June 30, 2016 and December 31, 2015.

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

On January 12, 2016, we announced entry into an initial services agreement with BWXT Nuclear Energy, Inc., a wholly owned subsidiary of BWX Technologies, Inc., to evaluate the ability to fabricate and prepare a preliminary plan for fabrication of Lightbridge-designed partial length nuclear fuel samples at BWXT facilities in the United States. This arrangement can provide us with an alternative vendor and site to Canadian Nuclear Labs (“CNL”) for fabrication of our patented next generation metallic nuclear fuel test for irradiation testing at the Halden Research Reactor.

We have consulting agreements with several consultants working on various projects for us, which total approximately $20,000 per month.

Note 9.        Warrant Liability

Certain warrants are recorded as liabilities at their estimated fair value at the date of issuance, with the subsequent changes in estimated fair value recorded in other income (expense) in the Company’s condensed consolidated statement of operations in each subsequent quarterly period. The change in the estimated fair value of our warrant liability for the three months ended June 30, 2016 and 2015 resulted in non-cash income of approximately $0.3 million and $0.5 million, respectively. The change in the estimated fair value of our warrant liability for the six months ended June 30, 2016 and 2015 resulted in non-cash income of approximately $1.6 million and $1.7 million, respectively. The Company utilizes the Monte Carlo simulation valuation method to value the liability classified warrants.

On June 30, 2016 we came to agreement with the 2014 warrant holders that in return for reducing the strike price of the warrants from $11.55 per share to $6.25 per share, the warrant holders would amend certain provisions of the warrant agreement. The revised warrants are classified as equity in the condensed consolidated financial statements. The loss on the modification of these outstanding warrants was approximately $0.1 million and this loss was reported in other expenses. The value of the 2014 warrants at the time of the warrant modification was approximately $0.6 million. The valuation of the amended 2014 warrants was approximately the same under both the Black Scholes pricing model and Monte Carlo valuation method.

The estimated fair value of the liability classified warrants is determined using Level 3 inputs. Inherent in the Monte Carlo valuation model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The following table summarizes the calculated aggregate fair values, along with the assumptions utilized in each calculation:

	June 30,	December 31,
	2016	2015
Calculated aggregate value	$198,955	$2,327,195
Weighted average exercise price per share of warrant	$27.60	$18.60
Closing price per share of common stock	$2.30	$5.00
Weighted average volatility	86.81%	83.6%
Weighted average remaining expected life (years)	3.02	5.11
Weighted average risk-free interest rate	0.74	1.90
Dividend yield	0%	0%

The nature of the warrant liability is such (i.e., the warrant holders receive more value when the Company’s stock price is higher) that increases in the Company’s stock price during the period result in losses on the Company’s statement of operations while decreases in the Company’s stock price result in the Company recording income. The warrant liability decreased on June 30, 2016 due to the decrease in stock price and the settlement of the 2014 warrants, resulting in the 2014 warrants being treated as equity instead of a derivative liability at June 30, 2016.

Note 10.      Stockholders’ Equity

All common shares, warrants and stock option amounts and per share amounts for all periods reported below has been retroactively adjusted to reflect the Company’s 1-for-5 reverse stock split, which was effective July 20, 2016.

At June 30, 2016, there were 4,799,906 common shares, 1,272,622 stock warrants and 1,463,003 stock options outstanding, all totaling 7,535,531 of total stock and stock equivalents outstanding at June 30, 2016. At December 31, 2015, there were 3,725,819 common shares 977,355 stock warrants and 1,047,450 stock options outstanding, totaling 5,750,624 of total stock and stock equivalents outstanding at December 31, 2015.

Securities Purchase Agreement - Aspire Capital Fund, LLC

On June 28, 2016, we entered into a Securities Purchase Agreement with Aspire Capital Fund, LLC (“Aspire Capital”) pursuant to which the Company has agreed to sell up to $5.0 million of shares of the Company’s common stock to Aspire Capital, without an underwriter or placement agent.

Pursuant to the Securities Purchase Agreement, the Company sold 371,400 shares of common stock and 295,267 in the form of pre-funded warrants with an exercise price of $0.05 per share to Aspire Capital on June 28, 2016 for $1.0 million (the “First Purchase”). The Securities Purchase Agreement provides for the sale of up to an additional $4.0 million of the Company’s common stock to Aspire Capital upon the achievement of certain milestones, as follows:

  on or before October 31, 2016, $1.0 million of the Company’s common stock upon the Company’s announcement of its entry into a strategic arrangement regarding Lightbridge- designed nuclear fuel with one or more major nuclear utilities; and

  on or before March 31, 2017, $3.0 million of the Company’s common stock upon the Company’s announcement of its entry into a binding joint venture agreement to fully develop and to commercialize Lightbridge-designed metallic nuclear fuel with a major global nuclear fuel fabrication company.

Each of the subsequent closings is subject to customary conditions, including the satisfaction of Aspire Capital with achievement of the milestones. The purchase price per share for the subsequent closings will be based upon the market price of the common stock at the time of such closings, or, if lower, $2.50 per share for the closing on or before October 31, 2016 and $5.00 per share for the closing on or before March 31, 2017. Aspire Capital may elect to receive pre-funded warrants in lieu of common stock for all or a portion of the subsequent closings. The Company did not use an underwriter or placement agent in connection with the Aspire Capital Offering and therefore owed no placement agent commissions on this offering.

The allocation of the proceeds from the offering, based on the relative fair value of the common stock and the warrants, resulted in the allocation of approximately $0.6 million of the net proceeds to the common stock sold and approximately $0.4 million of the net proceeds to the warrants, which was recorded to additional paid-in capital-stock.

The value of the warrants issued was calculated by using the Black Scholes Valuation Model, which was approximately the same as the Monte Carlo valuation method, using the following assumptions: volatility 91%; risk-free interest rate of 1%; dividend yield of 0%, and expected term of 5 years. The volatility of the Company’s common stock was estimated by management based on the historical volatility of the trading history of the Company’s common stock. The risk-free interest rate was based on the Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the expected life of the warrants. The expected dividend yield was based on the Company’s current and expected dividend policy and the expected term is equal to the contractual life of the warrants.

Securities Purchase Agreement – General International Holdings, Inc.

On June 28, 2016, we entered into a Securities Purchase Agreement with General International Holdings, Inc. (“GIH”) pursuant to which GIH agreed to purchase 1,020,000 shares of the Company’s newly created Non-Voting Series A Convertible Preferred Stock (the “Series A Preferred Stock”) for $2.8 million or approximately $2.75 per share, subject to the terms and conditions set forth in the Purchase Agreement (the “GIH Offering”).

The Series A Preferred Stock is non-voting and is convertible at the option of the holder into shares of the Company’s common stock initially on a one-for-one basis. Dividends accrue on the Series A Preferred Stock at the rate of 7% per year and will be paid in-kind. The Company has the option of forcing the conversion of the Series A Preferred Stock if the trading price for the Company’s common stock is more than two times the applicable conversion price (approximately $2.75 per share) before the third anniversary of the issuance of the Series A Preferred Stock, or if the trading price is more than three times the applicable conversion price following the third anniversary of issuance. The Company may also redeem the Series A Preferred Stock following the third anniversary of the issuance.

The closing of the GIH Offering was subject to certain conditions, including the Company’s entry into an Investors Rights Agreement with GIH and the continued listing of the Company’s common stock on the Nasdaq Capital Market following the hearing held on July 21, 2016. The Company expects to use the proceeds from the GIH Offering for general corporate purposes, including but not limited to research and development. The Company did not use an underwriter or placement agent in connection with the GIH Offering and therefore owed no placement agent commissions on this offering. The Company closed on the GIH Offering on August 2, 2016 as it met all the closing conditions mentioned above, including the Nasdaq Hearing Panel determining that the Company can continue the listing of its common stock on the Nasdaq Capital Market, subject to certain conditions (see Note 13 – Subsequent Events – Nasdaq Hearings Panel Decision).

Equity Purchase Agreement – Equity Line

On September 4, 2015, we entered into an common stock purchase agreement with Aspire Capital, which provides that Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of our common stock over a two-year term, subject to our election to sell any such shares, and subject to the Nasdaq Listing Rule 5635(d) limitation. Nasdaq Listing Rule 5635(d) (“the Nasdaq 20% Rule”), requires shareholder approval of a transaction other than a public offering involving the sale, issuance, or potential issuance by a company of common stock (or securities convertible into or exercisable for common stock) equal to 20% or more of the company’s outstanding shares of common stock, or 20% or more of the voting power outstanding before the issuance for less than the greater of book or market value of the stock. The Company held its Annual Meeting on May 12, 2016. At the 2016 Annual Meeting, the Company’s stockholders voted on the approval, pursuant to Nasdaq Listing Rule 5635(d), of the issuance of additional shares of common stock to Aspire Capital Fund, LLC and therefore the 20% limitation no longer applies.

Under the agreement, we have the right to sell shares, subject to certain volume limitations and a minimum floor price, to Aspire Capital as of January 8, 2016, the date all conditions to the commencement of sales under the common stock purchase agreement were satisfied, including the effectiveness of the Form S-1 registration statement registering the resale of the Company’s common stock by Aspire Capital. On any trading day selected by the Company, the Company will have the right, in its sole discretion, to present Aspire Capital with a purchase notice directing Aspire Capital (as principal) to purchase up to 20,000 shares of the Company’s common stock per business day (in a purchase amount up to $250,000 on each such business day) at a price equal to the lesser of:

1.	The lowest sale price of the Company’s common stock on the purchase date; or

2.

The arithmetic average of the three (3) lowest closing sale prices for the Company’s common stock during the twelve (12) consecutive trading days ending on the trading day immediately preceding the purchase date.

In addition, on any date on which we submit a purchase notice to Aspire Capital in an amount equal to 20,000 shares, the Company also has the right, in its sole discretion, to present Aspire Capital with a volume-weighted average price purchase notice (each, a “VWAP Purchase Notice”) directing Aspire Capital to purchase an amount of stock equal to up to 30% of the aggregate shares of the Company’s common stock traded on its principal market on the next trading day (the “VWAP Purchase Date”), subject to a maximum number of shares as the Company may determine. The purchase price per share pursuant to such VWAP Purchase Notice is generally 95% of the volume-weighted average price for the Company’s common stock traded on its principal market on the VWAP Purchase Date.

As part of the agreement, Aspire Capital received 60,000 additional shares as compensation for its commitment, valued approximately $276,000 or $4.60 per common share.

For the six months ended June 30, 2016 we sold 0.7 million common shares for total gross proceeds of approximately $2.0 million through the equity line financing arrangement with Aspire Capital that we have in place.

ATM Offering

On June 11, 2015, the Company entered into an at-the-market issuance (“ATM”) sales agreement with MLV & Co. LLC ("MLV"), pursuant to which the Company may issue and sell shares of its common stock from time to time through MLV as the Company's sales agent. On September 1, 2015, MLV was acquired by FBR & Co. The issuance and sale of shares by the Company under the sales agreement are registered shares under the Company's shelf registration statement on Form S-3, as filed with the Securities and Exchange Commission on June 11, 2015 and declared effective by the Securities and Exchange Commission. The Company registered the sale of up to $5.8 million of common stock under the ATM sales agreement. There have been approximately 49,000 shares sold for total gross proceeds of approximately $282,000 through the ATM for the twelve month period ended December 2015. There were no ATM sales for the six months ended June 30, 2016.

Outstanding Warrants

	June 30,	December 31,
	2016	2015
Issued to Investors on July 28, 2010, entitling the holders to purchase 207,000 common shares in the Company at an exercise price of $45.00 per common share up to and including July 27, 2017. These warrants are reported in the liability section of our balance sheet.	207,000	207,000

Issued to Investors on October 25, 2013, entitling the holders to purchase 250,000 common shares in the Company at an exercise price of $11.50 per common share up to and including April 24, 2021. These warrants are reported in the liability section of our balance sheet.	223,436	223,436

Issued to Investors on November 17, 2014, entitling the holders to purchase 546,919 common shares in the Company at an exercise price of $11.55 per common share up to and including May 16, 2022 - reclassified to equity on June 30, 2016, exercise price amended to $6.25 per common share. These warrants are reported in the equity section of our balance sheet on June 30, 2016 and in the liability section of our balance sheet on December 31, 2015.	546,919	546,919

Issued to an Investor on June 28, 2016, entitling the holders to purchase 295,267 common shares in the Company at an exercise price of $0.05 per common share up to and including June 27, 2021. These warrants are reported in the equity section of our balance sheet.	295,267	-

Total	1,272,622	977,355

Stock-based Compensation – Stock Options and Restricted Stock

Stock Plan

The Company held its Annual Meeting on May 12, 2016 and the stockholders voted on the approval of an amendment to the 2015 Equity Incentive Plan to increase the number of shares authorized for issuance thereunder by 800,000 shares to 1,400,000 shares.

On March 25, 2015, the Compensation Committee and Board of Directors approved the 2015 Equity Incentive Plan (the “Plan”) to authorize grants of (a) Incentive Stock Options, (b) Non-qualified Stock Options, (c) Stock Appreciation Rights, (d) Restricted Awards, (e) Performance Share Awards, and (f) Performance Compensation Awards to the employees, consultants, and directors of the Company. The Plan authorizes a total of 1,400,000 shares to be available for grant under the Plan. The Plan became effective upon ratification by the shareholders of the Company at the shareholders’ annual meeting on July 14, 2015. Other provisions are as follows:

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

(ii)

Subject to adjustment in accordance with the Plan as amended, no Participant shall be granted, during any one year period, Stock Options to purchase Common Stock and Stock Appreciation Rights with respect to more than three hundred thousand (300,000) shares of Common Stock in the aggregate. The Plan also separately limits other Equity Awards with respect to more than three hundred thousand (300,000) shares of Common Stock in the aggregate. If an Award is to be settled in cash, the number of shares of Common Stock on which the Award is based shall count toward the individual share limit; and

(iii)

A ten percent shareholder shall not be granted an Incentive Stock Option unless the Option exercise price is at least 110% of the fair market value of the common stock at the grant date and the option is not exercisable after the expiration of five years from the grant date.

Total stock options outstanding at June 30, 2016 and December 31, 2015, were 1,463,003 and 1,047,450 of which 757,383 and 688,452 of these options were vested at June 30, 2016 and December 31, 2015, respectively. Stock based compensation was approximately $0.4 and $0.7 million for the three months ended June 30, 2016 and 2015, respectively. Stock based compensation was approximately $0.6 and $0.8 million for the six months ended June 30, 2016 and 2015, respectively.

2015 Short-Term Non-Qualified Option Grants

On April 8, 2015, the Compensation Committee and the Board of Directors granted short term non-qualified stock options totaling 92,641 and 29,771 stock options under the 2006 Stock Plan and the 2015 Equity Incentive Plan, respectively, to employees and consultants of the Company. On April 9, 2015, the Compensation Committee and the Board of Directors granted an additional 9,404 and 794 stock options under the 2006 Stock Plan and the 2015 Equity Incentive Plan, respectively, all with a strike price of $6.30. These stock options vested immediately but the grants under the 2015 Equity Incentive Plan became exercisable upon ratification of the Plan at the annual meeting of shareholders, which took place on July 14, 2015.

On August 12, 2015, the Compensation Committee and the Board of Directors granted short term non-qualified stock options totaling 27,181 stock options under the 2015 Equity Incentive Plan to employees and consultants of the Company, all with a strike price of $6.30. These stock options vested immediately.

On November 20, 2015, the Compensation Committee and the Board of Directors granted short term non-qualified stock options totaling 225,831 stock options under the 2015 Equity Incentive Plan to employees and consultants of the Company, all with a strike price of $4.60. These stock options vested immediately.

Also granted under the 2006 Stock Plan were 33,021 and 2,889 non-qualified stock options in 2016 and 2015 respectively, as equity compensation in lieu of cash with strike prices ranging from $2.05 to $6.25. In 2015, 4,634 non-qualified stock options were granted from the 2015 Equity Incentive Plan, as equity compensation in lieu of cash with strike prices ranging from $4.15 to $6.25.

These stock options have an expected life of 1.5 -5 years, and a contractual term of 3-10 years, a fair value of between $0.25 and $4.28 per stock option, a risk free rate ranging between 0.42% to 1.76%, and volatility ranging between 76% to 91%, as measured on the grant date. The expected option term was calculated using the simplified method as we do not have sufficient historical option data to provide a better estimate of the expected option term. Under this method, the weighted-average expected life is presumed to be the average of the vesting term and the contractual term of the option, which results in a reduction of the estimated option value and consequently the stock option expense. The risk free rate was based on the US Treasury Yield for the expected life of the options on the grant date. Expected dividends are estimated at $0.0, as we have never issued dividends and we have no current plans to issue dividends in the future.

2015 Long-Term Incentive Option Grants

Employees and Consultants Option Grants

On April 8, 2015, August 12, 2015, and November 20, 2015, the Compensation Committee and the Board of Directors granted long term incentive stock options totaling 110,199, 15,922 and 509,247 respectively, under the 2015 Equity Incentive Plan, the (“Plan”) to employees and consultants of the Company. 376,998 of the long term incentive options granted on November 20, 2015, were contingent on shareholder approval which occurred on May 12, 2016, at the annual meeting of stockholders. These stock options vest 1/3 on each annual anniversary date over three years. These stock options have a strike price ranging from $4.60 to $6.30 and the stock options have a fair value ranging from $1.28 to $4.57, based on a risk free rate of between 1.15% and 1.87%, volatility between 86% and 88%, and an expected life of six years. The expected life is calculated using the simplified method as we do not have sufficient historical option data to provide a better estimate of the expected option term. These options have a 10 year contractual term. The risk free rate was based on the US Treasury Yield for the expected life of the options on the measurement date. Expected dividends are estimated at $0.0, as we have never issued dividends and we have no current plans to issue dividends in the future. Grants to our consultants were re-measured as of June 30, 2016. This re-measured stock based compensation for options issued to consultants was not significant. We estimated future pre-vest forfeitures to be 1.5%, based on historical information.

Director Option Grants

On April 8, 2015, August 12, 2015, and November 20, 2015, the Compensation Committee and the Board of Directors granted 22,600, 4,608, and 75,468 respectively, of long term non-qualified stock options under the 2015 Equity Incentive Plan to the Board of Directors of the Company. 55,868 of the long term incentive options granted on November 20, 2015, were contingent on shareholder approval which occurred on May 12, 2016, at the annual meeting of stockholders. These stock options fully vest on the first annual anniversary date of the grant. These stock options have a strike price between $4.60 and $6.30, and the stock options have a fair value of between $3.25 to $4.41, based on a risk free rate between 1.46% and 1.79%, volatility between 86% and 87%, and an expected life of 5.5 years. The expected life is calculated using the simplified method as we do not have any history to provide a better estimate of the expected option term. These options have a 10 year contractual term. The risk free rate was based on the US Treasury Yield Curve for the expected life of the options on the grant date. Expected dividends are estimated at $0.0, as we have never issued dividends and we have no current plans to issue dividends in the future.

Stock option transactions to the employees, directors and consultants are summarized as follows for the six months ended June 30, 2016:

		Weighted	Weighted
		Average	Average
	Options	Exercise	Grant Date
	Outstanding	Price	Fair Value
Beginning of the period	1,047,450	$18.50	$14.55
Granted	465,887	4.69	2.96
Exercised	-	-	-
Forfeited	(50,334)	117.27	121.83
Expired	-	-	-
End of the period	1,463,003	$10.70	$8.22

Options exercisable	757,383	$15.89	$12.63

Stock option transactions to the employees, directors and consultants are summarized as follows for the year ended December 31, 2015:

		Weighted	Weighted
		Average	Average
	Options	Exercise	Grant Date
	Outstanding	Price	Fair Value
Beginning of the year	405,344	$45.95	$53.05
Granted	698,323	5.40	3.70
Exercised	-	-	-
Forfeited	(22,883)	33.15	30.30
Expired	(33,334)	67.50	64.20
End of the year	1,047,450	$18.50	$20.30

Options exercisable	688,452	$24.75	$8.40

A summary of the status of the Company’s non-vested shares as of June 30, 2016 and December 31, 2015, and changes during the six months ended June 30, 2016 and the year ended December 31, 2015, is presented below:

		Weighted-
		Average Fair	Weighted
		Value	Average
	Shares	Grant Date	Exercise Price
Non-vested Shares
Non-vested at January 1, 2015	92,467	$8.55	$12.75
Granted	698,323	3.70	5.40
Vested	(431,789)	4.00	5.90
Forfeited	-	-	-
Non-vested - December 31, 2015	359,001	$4.55	$6.70

Granted	465,887	$4.69	$2.96
Vested	(119,268)	4.25	7.64
Forfeited	-	-	-
Non-vested - June 30, 2016	705,620	$3.49	$5.14

As of June 30, 2016, there was approximately $2.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.02 years. There was substantially no intrinsic value for the stock options outstanding at June 30, 2016 and December 31, 2015.

The above tables include options issued and outstanding as of June 30, 2016 and December 31, 2015, as follows:

i)	A total of 51,051 non-qualified 10 year options have been issued, and are outstanding, to advisory board members at exercise prices of $22.50 to $72.00 per share.

ii)

A total of 1,251,609 non-qualified 5-10 year options have been issued, and are outstanding, to our directors, officers, and employees at exercise prices of $2.05 to $75.00 per share. From this total, 376,769 options are outstanding to the Chief Executive Officer who is also a director, with remaining contractual lives of 1.4 years to 9.4 years. All other options issued to directors, officers, and employees have a remaining contractual life ranging from 0.1 years to 10.0 years.

iii)	A total of 160,343 non-qualified 3-10 year options have been issued, and are outstanding, to our consultants at exercise prices of $4.60 to $52.50 per share.

The following table provides certain information with respect to the above-referenced stock options that are outstanding and exercisable at June 30, 2016:

	Stock Options Outstanding			Stock Options Vested
	Weighted			Weighted
	Average			Average
	Remaining		Weighted	Remaining		Weighted
	Contractual	Number	Average	Contractual	Number	Average
	Life	of	Exercise	Life	of	Exercise
	- Years	Awards	Price	- Years	Awards	Price
Exercise Prices

$2.05-$4.60	9.39	814,630	$4.59	9.40	229,915	$4.57
$4.65-$6.30	8.24	349,580	$6.29	8.01	255,586	$6.29
$6.35-$25.00	2.76	129,141	$15.52	2.74	102,230	$16.25
$25.00-$50.00	2.79	108,677	$34.61	2.79	108,677	$34.61
$50.01-$75.00	0.69	60,975	$64.90	0.69	60,975	$64.90
Total	7.67	1,463,003	$10.70	6.38	757,383	$15.89

The following table provides certain information with respect to the above-referenced stock options that are outstanding and exercisable at December 31, 2015:

	Stock Options Outstanding			Stock Options Vested
	Weighted			Weighted
	Average			Average
	Remaining		Weighted	Remaining		Weighted
	Contractual	Number	Average	Contractual	Number	Average
	Life	of	Exercise	Life	of	Exercise
	- Years	Awards	Price	- Years	Awards	Price
Exercise Prices

$4.15-$6.30	9.70	698,323	$5.38	9.58	393,145	$5.31
$12.75-$25.00	3.26	129,141	$15.52	3.20	75,321	$17.50
$25.05-$64.50	3.04	133,648	$37.93	3.04	133,648	$37.93
$67.50-$94.50	0.63	38,338	$73.77	0.63	38,338	$73.77
$96.00-$119.25	0.12	48,000	$119.25	0.12	48,000	$119.25
Total	7.28	1,047,450	$18.50	6.46	688,452	$24.73

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

Weighted average assumptions used in the Black Scholes option-pricing model for the six months ended June 30, 2016 and the year ended December 31, 2015, were as follows:

	Six months ended	Year ended
	June 30,	December 31,
	2016	2015

Average risk-free interest rate	0.70%	1.64%
Average expected life- years	1.86	5.38
Expected volatility	84.87%	86.66%
Expected dividends	$0.0	$0.0

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

Stock-based compensation expense is recorded under the financial statement captions cost of services provided, general and administrative expenses and research and development expenses in the accompanying condensed consolidated statements of operations. For the six months ended June 30, 2016 and 2015, we recognized stock-based compensation of approximately $0.6 million and $0.8 million, respectively. Related income tax benefits were not recognized, as we incurred a tax loss for both periods.

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

BUSINESS SEGMENT RESULTS - THREE MONTHS ENDED JUNE 30, 2016 AND 2015

					Corporate and
	Consulting		Technology		Eliminations		Total
	2016	2015	2016	2015	2016	2015	2016	2015

Revenue	122,377	298,162	0	0	0	0	122,377	298,162
Segment Profit (Loss)– Pre Tax	(112,420)	(228,641)	(419,498)	(394,715)	(765,287)	(398,000)	(1,297,205)	(1,021,356)
Total Assets	69,696	247,144	1,048,518	883,775	1,708,631	2,900,566	2,826,845	4,031,485
Interest Expense	0	0	0	0	7,851	0	7,851	0

BUSINESS SEGMENT RESULTS – SIX MONTHS ENDED JUNE 30, 2016 AND 2015

					Corporate and
	Consulting		Technology		Eliminations		Total
	2016	2015	2016	2015	2016	2015	2016	2015

Revenue	288,923	422,057	0	0	0	0	288,923	422,057
Segment Profit (Loss)– Pre Tax	(160,027)	(289,559)	(1,005,748)	(607,545)	(466,136)	(5,238)	(1,631,911)	(902,342)
Total Assets	69,696	247,144	1,048,518	883,775	1,708,631	2,900,566	2,826,845	4,031,485
Interest Expense	0	0	0	0	12,372	0	12,372	0

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

Annually, the board of directors assess and approve the fair value measurement policies and procedures. At least annually, the finance department determines if the current valuation techniques used in the fair value measurements are still appropriate and evaluates and adjusts the unobservable inputs used in the fair value measurements based on current market conditions and third-party information. The following fair value hierarchy table presents information about each major category of the Company’s financial liability measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015:

($ rounded to nearest thousand)	Fair value measurement using
	Quoted prices	Significant	Significant
	in	other	unobservable
	active markets	observable	inputs
	(Level 1)	inputs (Level	(Level 3)	Total
2)
Balance at June 30, 2016
Liabilities:
Warrant liability	$—	$—	$199,000	$199,000

($ rounded to nearest thousand)	Fair value measurement using
	Quoted prices	Significant	Significant
	in	other	unobservable
	active markets	observable	inputs
	(Level 1)	inputs (Level	(Level 3)	Total
2)
Balance at December 31, 2015
Liabilities:
Warrant liability	$—	$—	$2,327,000	$2,327,000

The reconciliation of warrant liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

($ rounded to nearest thousand)	Warrant
Liability

Balance at December 31, 2014	$4,633,000
Change in fair value of warrant liability	(2,306,000)
Balance at December 31, 2015	$2,327,000
Reclassification to equity	(692,000)
Change in fair value of warrant liability	(1,565,000)
Warrant modification expense	129,000
Balance at June 30, 2016	$199,000

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

We believe that the fair values of our current assets and current liabilities approximate their reported carrying amounts. There were no transfers between Level 1, 2 and 3 at June 30, 2016 and December 31, 2015.

Note 13.      Subsequent Events

Reverse Stock Split

Effective July 20, 2016, we conducted a one for five reverse stock split of our issued and outstanding common stock (see Note 10).

NASDAQ Hearings Panel Decision

On July 27, 2016, a Nasdaq Hearings Panel issued its decision letter to the Company and granted the Company’s request for continued listing of the Company’s common stock on the Nasdaq Capital Market, subject to the following:

1. On or before August 2, 2016, the Company shall have evidenced a closing bid price of $1.00 or more for a minimum of the ten prior consecutive trading days. This condition was met on at the market close on August 2, 2016.

2. On or before August 15, 2016, the Company shall have publicly announced and informed the Panel that as a result of its preferred stock transaction, it has equity of over $2.5 million. On that date, the Company shall also provide updated financial projections with underlying assumptions (including the status of the events and plans discussed at the hearing), through the third quarter of 2017.

In order to fully comply with the terms of this exception, the Company must be able to demonstrate compliance with all requirements for continued listing on The Nasdaq Stock Market. In the event the Company is unable to do so, its securities may be delisted from The Nasdaq Stock Market.

Close of GIH Preferred Stock Offering

On August 2, 2016, the Company closed on its GIH Offering of $2.8 million of the Company’s Series A Preferred Stock (see Note 10). At the closing, Mr. Xingping Hou, the president of the Purchaser, joined the Board of Directors of the Company as co-Chairman.

Aspire Option Agreement

On August 10, 2016, the Company entered into an Option Agreement (the “Option Agreement”) with Aspire Capital, pursuant to which Aspire Capital granted to the Company the right at any time or times prior to December 31, 2019 to require Aspire Capital to enter into up to two common stock purchase agreements, each having a term of up to 36 months and collectively requiring Aspire Capital to purchase up to $20 million in the aggregate of the Company’s common stock (or such lesser amount as the Company may determine) on an ongoing basis when required by the Company.

As consideration for Aspire Capital entering into the Option Agreement, the Company issued warrants to purchase 500,000 shares of its common stock to Aspire Capital in lieu of commitment shares. The Company is under no obligation to issue any additional warrants or commitment shares to Aspire Capital upon entering into a common stock purchase agreement pursuant to the terms of the Option Agreement. The warrants have an exercise price of $0.01 per share, which amount is subject to customary anti-dilution and other adjustments. The warrants are exercisable upon issuance and will expire five years after issuance.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. We use words such as “believe”, “expect”, “anticipate”, “project”, “target”, “plan”, “optimistic”, “intend”, “aim”, “will”, or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, (1) those concerning market and business segment growth, demand and acceptance of our nuclear energy consulting services and nuclear fuel technology business, (2) any projections of sales, earnings, revenue, margins or other financial items, (3) any statements of the plans, strategies and objectives of management for future operations, (4) any statements regarding future economic conditions or performance, (5) uncertainties related to conducting business in foreign countries, (6) any statements about future financings and liquidity, as well as (7) all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, as well as assumptions that if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties, among others, include:

•	our ability to commercialize our nuclear fuel technology,
•	our ability to attract new customers, our ability to employ and retain qualified employees and consultants that have experience in the nuclear industry,
•	competition and competitive factors in the markets in which we compete,
•	public perception of nuclear energy generally,
•	general economic and business conditions in the local economies in which we regularly conduct business, which can affect demand for the Company’s services,
•	changes in laws, rules and regulations governing our business,
•	development and utilization of our intellectual property,
•	potential and contingent liabilities, and
•	the risks identified in Item 1A. “Risk Factors” included herein and in our most recent Form 10-K.

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

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is intended to help the reader understand Lightbridge Corporation, our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes thereto contained in Part I, “Item 1. Financial Statements” of this report. This overview summarizes the MD&A, which includes the following sections:

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

•	Liquidity, Capital Resources and Financial Position — an analysis of our cash flows and an overview of our financial position.

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

Consulting Business Segment Overview

Our business model expanded with the establishment of a consulting business segment in 2007, through which we provide consulting and strategic advisory services to companies and governments planning to create or expand electricity generation capabilities using nuclear power plants. On August 1, 2008, we signed separate consulting services agreements with two government entities: Emirates Nuclear Energy Corporation (“ENEC”) formed by Abu Dhabi, one of the member Emirates of the United Arab Emirates (“UAE”), and the Federal Authority for Nuclear Regulation (“FANR”) formed by the government of the UAE. Under these two original agreements, we have provided consulting and strategic advisory services over a contract term of five years starting from June 23, 2008. The FANR contract has been extended to December 31, 2016. The FANR contract can be extended upon agreement by both parties. Substantially all of our consulting business segment revenue is from foreign sources.

Recent Developments

NASDAQ Hearings Panel Decision

On July 27, 2016, a Nasdaq Hearings Panel issued its decision letter to the Company and granted the Company’s request for continued listing of the Company’s common stock on the Nasdaq Capital Market. See Note 13 of the notes to our condensed consolidated financial statements included in Part I Item 1 of this Quarterly Report on Form 10-Q for additional information.

Reverse Stock Split

On July 20, 2016, at the opening of trading, we effected a one-for-five reverse split of our common shares. The common shares began trading on a split-adjusted basis on July 20, 2016. The primary purpose of the reverse split was to bring us into compliance with the Nasdaq’s $1.00 minimum bid price requirement to maintain our stock listing on Nasdaq.

Our historical financial results have been adjusted to reflect a reduction in the number of shares of our outstanding common stock from 23,999,386 shares to 4,799,906 shares at June 30, 2016 and from 18,628,957 shares to 3,725,819 shares at December 31, 2015. In addition, effective upon the reverse stock split, the number of authorized shares of our common stock was reduced from 500 million shares to 100 million shares and the number of authorized preferred stock was reduced from 50 million shares to 10 million shares. All fractional shares were rounded up to the nearest share. All share data herein has been retroactively adjusted for the reverse stock split.

Securities Purchase Agreement - Aspire Capital Fund, LLC

On June 28, 2016, we entered into a Securities Purchase Agreement with Aspire Capital pursuant to which the Company has agreed to sell up to $5.0 million of shares of the Company’s common stock to Aspire Capital, without an underwriter or placement agent.

Pursuant to the Securities Purchase Agreement, the Company sold 371,400 shares of common stock and 295,267 pre-funded warrants with an exercise price of $0.05 per share to Aspire Capital on June 28, 2016 for $1.0 million. The Securities Purchase Agreement provides for the sale of up to an additional $4.0 million of the Company’s common stock to Aspire Capital upon the achievement of certain milestones, as follows:

  on or before October 31, 2016, $1.0 million of the Company’s common stock upon the Company’s announcement of its entry into a strategic arrangement regarding Lightbridge- designed nuclear fuel with one or more major nuclear utilities; and

  on or before March 31, 2017, $3.0 million of the Company’s common stock upon the Company’s announcement of its entry into a binding joint venture agreement to fully develop and to commercialize Lightbridge-designed metallic nuclear fuel with a major global nuclear fuel fabrication company.

Securities Purchase Agreement – General International Holdings, Inc.

On June 28, 2016, we entered into a Securities Purchase Agreement with General International Holdings, Inc. (“GIH”), pursuant to which GIH purchased 1,020,000 shares of the Company’s newly created Non-Voting Series A Convertible Preferred Stock (the “Series A Preferred Stock”) for $2.8 million or approximately $2.75 per share, subject to the terms and conditions set forth in the Purchase Agreement (the “GIH Offering”).

The Series A Preferred Stock is non-voting and is convertible at the option of the holder into shares of the Company’s common stock initially on a one-for-one basis. Dividends accrue on the Series A Preferred Stock at the rate of 7% per year and will be paid in-kind. The Company has the option of forcing the conversion of the Series A Preferred Stock if the trading price for the Company’s common stock is more than two times the applicable conversion price (approximately $2.75 per share) before the third anniversary of the issuance of the Series A Preferred Stock, or if the trading price is more than three times the applicable conversion price following the third anniversary of issuance. The Company may also redeem the Series A Preferred Stock following the third anniversary of the issuance.

The closing of the GIH Offering was subject to certain conditions, including the Company’s entry into an Investors Rights Agreement with GIH and the continued listing of the Company’s common stock on the Nasdaq Capital Market following the hearing held on July 21, 2016. The Company met all the closing conditions and closed on the GIH Offering on August 2, 2016. At the closing, Mr. Xingping Hou, the president of GIH, joined the Company’s Board of Directors as co-Chairman. The Company expects to use the proceeds from the GIH Offering for general corporate purposes, including but not limited to research and development. The Company did not use an underwriter or placement agent in connection with the GIH Offering. The closing of the GIH Offering is expected to result in an increase of stockholders’ equity of approximately $2.8 million, and stockholders’ equity as of June 30, 2016 would have been approximately $3.9 million if the GIF Offering had closed on that date.

NEXT GENERATION NUCLEAR FUEL FOR THE NUCLEAR INDUSTRY

  AREVA Agreement. On March 14, 2016, we entered into a joint development agreement (“JDA”) with AREVA which will define the different steps (including, without limitation, a feasibility study, a business plan, and an implementation action plan), working groups, and methodology to determine the feasibility and opportunity of future joint ventures between the parties. The joint development agreement provides the process by which the parties will execute definitive documentation for the joint ventures, including a term sheet that will set forth the main terms of the definitive joint venture agreements.
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
  CleanEquity Monaco Award. On March 4, 2016, we won the CleanEquity Monaco Award for Excellence in Technology Research for our innovation in nuclear fuel. The award is presented annually by His Serene Highness Prince Albert II of Monaco after the winner is selected by a panel of independent judges.
  IFE Regulatory Approval. On January 12, 2016 we announced that, the Institute for Energy Technology (“IFE”), which operates the Halden Research Reactor in Norway, received formal regulatory approval from the Norwegian Radiation Protection Authority for all planned irradiation of Lightbridge metallic fuel at the Halden Research Reactor in Norway.

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
  Develop analytical models in 2016-2018 for our metallic fuel technology that can be used for reactor analysis and regulatory licensing; and
  Begin lead test assembly (LTA) operation in a full-size commercial light water reactor as soon as 2020-2021, which involves testing a limited number of full-scale fuel assemblies in the core of a commercial nuclear power plant over three 18-month cycles.

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

Technology Committee

On June 24, 2016, the Company's Board of Directors (the "Board") approved creation of a Technology Committee of the Board, effective immediately. The Board delegated full power and exclusive authority to the Technology Committee over all matters involving the Company's activities that may be subject to Part 810 of Title 10 of the Code of Federal Regulations of the United States (“Part 810”). To comply with Part 810 regulations, only members of the Board who are U.S. citizens or U.S. lawful permanent residents can serve on the Technology Committee.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make a variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. For a discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our financial statements, please see “Critical Accounting Policies and Estimates” under Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed on March 15, 2016, incorporated herein by reference. There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2016.

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

Operations Review

Business Segments and Periods Presented

We have provided a discussion of our results of operations on a consolidated basis and have also provided certain detailed segment information for each of our business segments below for the three months and six months ended June 30, 2016 and 2015, in order to provide a meaningful discussion of our business segments. We have organized our operations into two principal segments: Consulting and Technology Business segments. We present our segment information along the same lines that our chief executives review our operating results in assessing performance and allocating resources.

BUSINESS SEGMENT RESULTS - THREE MONTHS ENDED JUNE 30, 2016 AND 2015

					Corporate and
	Consulting		Technology		Eliminations		Total
	2016	2015	2016	2015	2016	2015	2016	2015

Revenue	122,377	298,162	0	0	0	0	122,377	298,162
Segment Profit (Loss)– Pre Tax	(112,420)	(228,641)	(419,498)	(394,715)	(765,287)	(398,000)	(1,297,205)	(1,021,356)
Total Assets	69,696	247,144	1,048,518	883,775	1,708,631	2,900,566	2,826,845	4,031,485
Interest Expense	0	0	0	0	7,851	0	7,851	0

Technology Business

Over the next 12 to 15 months, we expect to incur approximately $3 million in research and development expenses related to the development of our proprietary nuclear fuel designs. We spent approximately $0.4 million for research and development during each of the three months ended June 30, 2016 and 2015.

Over the next 2-3 years, we expect that our research and development activities will increase and will be primarily focused on testing and demonstration of our metallic fuel technology for Western-type water-cooled reactors. The main objective of this research and development phase is to prepare for full-scale demonstration of our fuel technology in an operating commercial power reactor.

Consulting Services Business

At the present time, all of our revenue for the three months ended June 30, 2016 and 2015 is from our consulting services business segment and is derived by offering services to governments outside of the US planning to create or expand electricity generation capabilities using nuclear power plants. The fee type and structure that we offer for each client engagement is dependent on a number of variables, including the complexity of the services, the level of the opportunity for us to improve the client’s electricity generation capabilities using nuclear power plants, and other factors.

Consolidated Results of Operations – Three Months Ended June 30, 2016 and 2015

The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Three Months Ended		(Decrease)	(Decrease)
	June 30,		Increase	Increase
	2016	2015	Change $	Change %

Consulting Revenues	$122,377	$298,162	$(175,785)	-59%

Consulting expenses	$62,137	$275,662	$(213,525)	-77%

% of total revenues	51%	92%

Gross profit	$60,240	$22,500	$37,740	168%

% of total revenues	49%	8%

Operating Expenses

General and administrative	$1,112,582	$1,108,807	$3,775	0%

% of total revenues	909%	372%

Research and development expenses	$419,498	$394,715	$24,783	6%

% of total revenues	343%	132%

Total Costs and Expenses	$1,532,080	$1,503,522	$28,558	2%

% of total revenues	1,252%	504%

Total Operating Loss	$(1,471,841)	$(1,481,022)	$9,181	1%

% of total revenues	-1,203%	-497%

Other Income and (Expenses)	$174,635	$459,666	$(285,031)	-62%

% of total revenues	143%	154%

Net loss - before income taxes	$(1,297,205)	$(1,021,356)	$(275,849)	-27%

% of total revenues	-1,060%	-343%

Revenue

The following table presents our revenues, by business segment, for the three months presented (rounded in millions):

	Three Months Ended
	June 30,
	2016	2015

Consulting Segment Revenues:
ENEC and FANR (UAE)	$0.0	0.2
Other	0.1	0.1
Total	0.1	0.3
Technology Segment Revenues	0.0	0.0
Total Revenues	$0.1	0.3

The decrease in our revenues from 2016 to 2015 of $0.2 million resulted from the net decrease in the work performed for our FANR project of approximately $0.2 million. Our consulting projects with FANR are being performed pursuant to ongoing requests to work on specific projects on a time and expense basis as needed. The FANR contract was extended to December 31, 2016. The future revenue to be earned and recognized under the FANR agreement will depend upon agreed upon work plans that are under current discussion, which can differ from the revenue amounts initially planned to be earned under these agreements.

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

Costs and Expenses

The following table presents our cost of services provided, by business segment, for the periods presented (rounded in millions):

	Three Months Ended
	June 30,
	2016	2015

Consulting	$0.1	0.3
Technology	0.0	0.0
Total	$0.1	0.3

Cost of Services Provided

The cost of services provided for the three months ended June 30, 2016 versus the three months ended June 30, 2015 decreased due to the decrease in revenue. Cost of services provided is comprised of expenses related to the consulting, professional, administrative, and other support costs and stock-based compensation allocated to our consulting projects labor, which were incurred to perform and support the work done for our consulting projects with ENEC, FANR and our other contracts. Total stock based compensation allocated to our cost of services was not significant for the three months ended June 30, 2016 and $0.2 million for the three months ended June 30, 2015. The billing rates available to us from our outside consultants who provide services under our consulting contracts predominantly remained the same in 2016 and 2015. If consulting revenues increase in future periods, we expect cost of services provided will increase in dollar amount and may increase as a percentage of revenues due to increased pricing competition for consulting contracts.

Total reported gross profit margin for the three months ended June 30, 2016 was 49% compared to 8% the three months ended June 30, 2015, due to a better profit margin earned on a 2016 consulting project and the increase in stock-based compensation allocated to cost of services provided for the three months ended June 30, 2015.

See Note 1-Basis of presentation and Note 3-Accounts Receivable – Project Revenue and Project Costs of the notes to our condensed consolidated financial statements included in Part I Item 1 of this Quarterly Report on Form 10-Q for additional information about our cost of services provided.

Research and Development

The following table presents our research and development expenses, (rounded in millions):

	Three Months Ended
	June 30,
	2016	2015

Research and development expenses	$0.4	0.4

Research and development expenses consist mostly of compensation and related overhead costs for personnel responsible for the research and development of our fuel. Total research and development expenses remained primarily the same for the three month periods ended June 30, 2016 and 2015. There was an increase in research and development expenses for our nuclear fuel with IFE, CNL and BWXT of approximately $0.1 million in 2016 offset by a decrease in stock-based compensation allocated to research and development expenses in 2016. Total stock-based compensation included in research and development expenses was approximately $0.1 million and $0.2 million for the three months ended June 30, 2016 and 2015, respectively, due to the increase in stock option grants in the fourth quarter of 2015.

All of our reported research and development activities were conducted in the United States, Canada, Norway, and Russia. We expense research and development costs as they are incurred. Research and development expenses may increase in dollar amount and may increase as a percentage of revenues in future periods because we expect to invest $3 million to $3.5 million in the development of our nuclear fuel products over the next 12-15 months.

See Note 8 - Research and Development expense of the Notes to our condensed consolidated financial statements included in Part I Item 1 of this Quarterly Report Form on 10-Q for additional information about our research and development costs.

General and Administrative Expenses

The following table presents our general and administrative expenses, (rounded in millions):

	Three Months Ended
	June 30,
	2016	2015

General and administrative expenses	$1.1	1.1

General and administrative expenses consist mostly of compensation and related costs for personnel and facilities, stock-based compensation, finance, human resources, information technology, and fees for consulting and other professional services. Professional services are principally comprised of outside legal, audit, strategic advisory services and outsourcing services.

There was an increase in professional and other fees of approximately $0.1 million; increase in payroll and related benefits of approximately $0.1 million; offset by a decrease in stock-based compensation of approximately $0.1 million due to stock options granted in the last quarter of 2015 and a decrease in other general and administrative expenses of approximately $0.1 million.

See Note 10 - Stockholders’ Equity of the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information regarding our stock-based compensation.

Other Income (Expenses)

There was a decrease in net other income of approximately $0.3 million This decrease was due to a decrease in warrant valuation income of approximately $0.2 million and an increase in warrant modification expense of approximately $0.1 million, due to the modification of the 2014 warrant terms reducing the exercise price from $11.55 to $6.25 and amending certain provisions of the warrant agreement. The change for the warrant revaluation in our statements of operations is due to a change in the fair value of the warrant liability as a result of a change in our stock price, change in the contractual life and change in the volatility factors of the warrants.

See Note 9-Warrant Liability of the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information regarding our warrant liability.

Interest income and other income and expenses, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, was substantially the same.

Provision for Income Taxes

The following table presents our provision for income taxes. Our effective tax rate for the periods presented is 38%.

	Three Months Ended
	June 30,
	2016	2015

Provision for income taxes	$0.0	$0.0

We incurred a pre-tax net loss for both 2016 and 2015. We reviewed all sources of income for purposes of recognizing the deferred tax assets and concluded a full valuation allowance for 2016 and 2015 was necessary. Therefore we did not have a provision for taxes for both three months ended June 30, 2016 and 2015.

BUSINESS SEGMENT RESULTS - SIX MONTHS ENDED JUNE 30, 2016 AND 2015

					Corporate and
	Consulting		Technology		Eliminations		Total
	2016	2015	2016	2015	2016	2015	2016	2015

Revenue	288,923	422,057	0	0	0	0	288,923	422,057
Segment Profit (Loss)– Pre Tax	(160,027)	(289,559)	(1,005,748)	(607,545)	(466,136)	(5,238)	(1,631,911)	(902,342)
Total Assets	69,696	247,144	1,048,518	883,775	1,708,631	2,900,566	2,826,845	4,031,485
Interest Expense	0	0	0	0	12,372	0	12,372	0

Consolidated Results of Operations

The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	6 Months Ended		Increase	Increase
	June 30,		(Decrease)	(Decrease)
	2016	2015	Change $	Change %

Consulting Revenues	$288,923	$422,057	$(133,134)	-32%

Cost of services provided

Consulting expenses	$130,362	$333,054	$(202,692)	-61%
% of total revenues	45%	79%

Gross profit	$158,561	$89,003	$69,558	78%
% of total revenues	55%	21%

Operating Expenses
General and administrative	$2,208,694	$2,039,100	$169,594	8%
% of total revenues	764%	483%

Research and development expenses	$1,005,748	$607,545	$398,203	66%
% of total revenues	348%	144%

Total Costs and Expenses	$3,214,442	$2,646,645	$567,797	21%
% of total revenues	1,113%	627%

Total Operating Loss	$(3,055,881)	$(2,557,642)	$(498,239)	-19%
% of total revenues	-1,058%	-606%

Other Income and (Expenses)	$1,423,970	$1,655,300	$(231,330)	-14%
% of total revenues	493%	392%

Net loss - before income taxes	$(1,631,911)	$(902,342)	$(729,569)	-81%
% of total revenues	-565%	-214%

Revenue

The following table presents our revenues, by business segment, for the six months presented (rounded in millions):

	Six Months Ended
	June 30,
	2016	2015

Consulting Segment Revenues:
ENEC and FANR (UAE)	$0.1	0.2
Other	0.2	0.2
Total	0.3	0.4
Technology Segment Revenues	0.0	0.0
Total Revenues	$0.3	0.4

The decrease in our revenues from 2016 to 2015 of $0.1 million resulted from the decrease in the work performed for our FANR project of approximately $0.1 million. Our consulting projects with FANR are being performed pursuant to ongoing requests to work on specific projects on a time and expense basis as needed. The FANR contract was extended to December 31, 2016. The future revenue to be earned and recognized under the FANR agreement will depend upon agreed upon work plans that are under current discussion, which can differ from the revenue amounts initially planned to be earned under these agreements.

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

Costs and Expenses

The following table presents our cost of services provided, by business segment, for the periods presented (rounded in millions):

	Six Months Ended
	June 30,
	2016	2015

Consulting	$0.1	0.3
Technology	0.0	0.0
Total	$0.1	0.3

Cost of Services Provided

The cost of services provided for the six months ended June 30, 2016 and 2015 decreased due to the decrease in stock-based compensation allocated to cost of services provided of approximately $0.1 million and the decrease in labor costs of approximately $0.1 million. Cost of services provided is comprised of expenses related to the consulting, professional, administrative, and other support costs and stock-based compensation allocated to our consulting projects labor, which were incurred to perform and support the work done for our consulting projects with ENEC, FANR and our other contracts. Total stock based compensation allocated to our cost of services provided totaled approximately $0 and $0.2 million for the six months ended June 30, 2016 and 2015, respectively. The billing rates available to us from our outside consultants who provide services under our consulting contracts predominantly remained the same in 2016 and 2015. If consulting revenues increase in future periods, we expect cost of services provided will increase in dollar amount and may increase as a percentage of revenues due to increased pricing competition for consulting contracts.

Total reported gross profit margin for the six months ended June 30, 2016 was 55% compared to 21% the six months ended June 30, 2015, due to a better profit margin earned on a 2016 consulting project.

See Note 1-Basis of presentation and Note 3-Accounts Receivable – Project Revenue and Project Costs of the notes to our condensed consolidated financial statements included in Part I Item 1 of this Quarterly Report on Form 10-Q for additional information about our cost of services provided.

Research and Development

The following table presents our research and development expenses, (rounded in millions):

	Six Months Ended
	June 30,
	2016	2015

Research and development expenses	$1.0	0.6

Research and development expenses consist mostly of compensation and related overhead costs for personnel responsible for the research and development of our fuel. Total research and development expenses increased by approximately $0.4 million in 2016, due to an increase in research and development expenses for our nuclear fuel with IFE, CNL and BWXT of approximately $0.3 million and an increase in professional fees of approximately $0.1million. Total stock-based compensation included in research and development expenses remained approximately the same and was approximately $0.2 million for the six months ended June 30, 2016 and 2015.

All of our reported research and development activities were conducted in the United States, Canada, Norway, and Russia. We expense research and development costs as they are incurred. Research and development expenses may increase in dollar amount and may increase as a percentage of revenues in future periods. See Note 8 - Research and Development expense of the Notes to our condensed consolidated financial statements included in Part I Item 1 of this Quarterly Report Form on 10-Q for additional information about our research and development costs.

General and Administrative Expenses

The following table presents our general and administrative expenses, (rounded in millions):

	Six Months Ended
	June 30,
	2016	2015

General and administrative expenses	$2.2	2.0

General and administrative expenses consist mostly of compensation and related costs for personnel and facilities, stock-based compensation, finance, human resources, information technology, and fees for consulting and other professional services. Professional services are principally comprised of outside legal, audit, strategic advisory services and outsourcing services. Total general and administrative expenses increased by approximately $0.2 million in 2016, due to an increase in payroll and related benefits of approximately $0.1 million; increase in stock offering costs of approximately $0.1 million and an increase in professional fees of approximately $0.2 million. These increases were offset by decreases in rent of approximately $0.1 million and a decrease in stock-based compensation of approximately $0.1 million.

There was a decrease in stock-based compensation of approximately $0.1 million due to stock options granted in the last quarter of 2015. The increase in professional fees was primarily due to the derivative warrant liability. The decrease in rent is due to the smaller office space we now occupy in 2016. Total stock based compensation allocated to our general and administrative expenses totaled approximately $0.4 million for the six months ended June 30, 2016 and 2015.

See Note 10 - Stockholders’ Equity of the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information regarding our stock-based compensation.

Other Income (Expense)

Interest income and other income and expenses, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, decreased by approximately $0.3 million. The non-cash warrant income decreased by approximately $0.2 million and the warrant modification expense increased by approximately $0.1 million.

Change in Revaluation of Warrant Liability and Warrant Modification Expense

During the six months ended June 30, 2016 and 2015, we recorded non-cash warrant income of approximately $1.6 million and $1.7 million, respectively, for warrant revaluation in our statements of operations due to a change in the fair value of the warrant liability as a result of a change in our stock price, change in the contractual life and change in the volatility factors of the warrants.

The warrant modification expense of approximately $0.1 million was due to the modification of the 2014 warrant terms, by reducing the exercise price from $11.55 to $6.25 and amending certain provisions of the warrant agreement.

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

We incurred a pre-tax net loss for both 2016 and 2015. We reviewed all sources of income for purposes of recognizing the deferred tax assets and concluded a full valuation allowance for 2016 and 2015 was necessary. Therefore we did not have a provision for taxes for both six months ended June 30, 2016 and 2015.

Liquidity, Capital Resources and Financial Position

To date, our consulting revenue has not provided sufficient cash flow to cover both our research and development expenses and corporate overhead expenses.

The current primary potential sources of cash available to us are equity investments through our purchase agreements with Aspire Capital and our ATM agreement with MLV. We have no debt or debt credit lines and we have financed our operations to date through our consulting revenue and the sale of our common stock. We raised approximately $0.2 million in 2015 from our ATM financing agreement, and as of the date of this filing, we have raised approximately $3.0 million in 2016 through our equity purchase agreements with Aspire. On June 28, 2016, we entered into a Securities Purchase Agreement with General International Holdings, Inc. (“GIH”), pursuant to which GIH purchased 1,020,000 shares of our newly created Non-Voting Series A Convertible Preferred Stock for $2.8 million or approximately $2.75 per share on August 2, 2016. We have also entered into an option agreement with Aspire Capital Fund, LLC that will give us an option until December 31, 2019 to enter in two equity line agreements for a combined total of $20 million (see note 13).

As of June 30, 2016, we had total cash and cash equivalents of approximately $1.5 million. Our working capital at June 30, 2016, was approximately $0.4 million. Our current average monthly cash flow shortfall based on our current operations, is anticipated to average in the range of approximately $400,000-$500,000 per month through the remainder of 2016 as we increase spending on research and development. We are working to reduce our monthly cash flow shortfall and also currently seeking new sources of financing. We may delay incurring some operating expenses, which will reduce our cash flow shortfall for the next 12 months, if needed.

We have put in place an ATM financing arrangement with MLV and an equity purchase agreement with Aspire Capital to fund our future research and development expenses and overhead expenses over the next 12 months. Based on the anticipated future equity fund raises from our ATM, equity purchase agreement and other equity raises, we expect to have sufficient working capital for the next 12 months of operations. The following table provides detailed information about our net cash flows for the six months ended June 30, 2016 and 2015.

Cash Flow (in millions)

	Six Months Ended
	June 30,
	2016	2015

Net cash used in operating activities	$(2.4)	$(1.8)
Net cash used in investing activities	$(0.1)	$(0.1)
Net cash provided by financing activities	$3.4	$0.0
Net cash inflow (outflow)	$0.9	$(1.9)

Operating Activities

The increase in our cash used in operating activities in 2016 was primarily due to the increase in our operating expenses in 2016 and the change in working capital items as explained below.

Cash used in operating activities for the six months ended June 30, 2016, consisted of a net loss of $1.6 million and net adjustments to net loss for net non-cash income and expense items totaling $0.9 million, consisting of non-cash adjustments or decrease to net loss for stock-based compensation of $0.6 million and a non-cash adjustment or increases to net loss for the warrant revaluation income of $1.6 million and warrant modification expense of $0.1 million. Total cash provided by working capital totaled approximately $0.1 million. The cash provided by working capital was due primarily to the increase in accounts payable and accrued expenses of $0.1 million; decrease in accounts receivable of approximately $0.1 million offset by a decrease in our deferred lease abandonment liability of $0.1 million, due to rent payments made for the sub-leased prior office space.

Cash used in operating activities in the six months ended June 30, 2015, consisted of net loss adjusted for non-cash expense items such as stock-based compensation, as well as the effect of changes in working capital. Cash used in operating activities for the six months ended June 30, 2015, consisted of a net loss of $0.9 million and net adjustments for non-cash expense items totaling $0.9 million, consisting of stock-based compensation of $0.8 million and the warrant revaluation of $1.7 million. Total cash provided by (used in) working capital was not significant.

Investing Activities

Net cash used by our investing activities for the six months ended June 30, 2016, as compared to net cash used by our investing activities in 2015 are substantially the same and consist of patent application costs. These applications are filed for the new developments resulting from our research and development activities in our technology business segment. We anticipate these patent costs to increase in the future periods due to the continuing research and development work we plan to perform on our all-metal fuel design.

Financing Activities

Net cash provided by our financing activities for the six months ended June 30, 2016, as compared to net cash provided by our financing activities for the six months ended June 30, 2015 was an increase of $3.3 million. There was an increase in the proceeds from the issuance of our common stock through our equity purchase agreements of approximately $3.0 million and an increase in cash from the transfer of our restricted cash to our operating account of approximately $0.3 million. There was also an increase in our short-term notes payable to a vendor of approximately $0.1 million offset by payments on the note of approximately $0.1 million.

On September 4, 2015, we entered into an equity purchase agreement with Aspire Capital, which provides that Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of our common stock over a two-year term, subject to our election to sell any such shares. We have approximately $8.0 million of remaining availability under the equity line purchase agreement and we have received shareholder approval at our 2016 Annual Shareholder Meeting to issue common shares that exceed the Nasdaq share limitation rules.

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

We may need to raise additional capital in 2016 and 2017 by way of an offering of equity securities, an offering of debt securities, a financing through a bank, or a strategic alliance with another entity, options which we are currently exploring.

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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required.

ITEM 4.        CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, evaluated the disclosure controls and procedures related to the recording, processing, summarization and reporting of information in the periodic reports that we file with the SEC. These disclosure controls and procedures have been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2016.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS

None

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.        MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.        OTHER INFORMATION

On August 10, 2016, the Company entered into an Option Agreement (the “Option Agreement”) with Aspire Capital, pursuant to which Aspire Capital granted to the Company the right at any time or times prior to December 31, 2019 to require Aspire Capital to enter into up to two common stock purchase agreements, each having a term of up to 36 months and collectively requiring Aspire Capital to purchase up to $20 million in the aggregate of the Company’s common stock (or such lesser amount as the Company may determine) on an ongoing basis when required by the Company.

As consideration for Aspire Capital entering into the Option Agreement, the Company issued warrants to purchase 500,000 shares of its common stock to Aspire Capital in lieu of commitment shares. The Company is under no obligation to issue any additional warrants or commitment shares to Aspire Capital upon entering into a common stock purchase agreement pursuant to the terms of the Option Agreement. The warrants have an exercise price of $0.01 per share, which is subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Company’s common stock and also upon any distributions of assets to the Company’s stockholders. The warrants are exercisable upon issuance and will expire five years after issuance. The warrants contain provisions that prohibit exercise if the holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise. The holder of the warrants may increase or decrease this percentage by providing at least 61 days’ prior notice to the Company. In the event of certain corporate transactions, the holder of the warrants will be entitled to receive, upon exercise of the warrants, the kind and amount of securities, cash or other property that the holders would have received had they exercised warrants immediately prior to such transaction. The warrants do not contain voting rights or any of the other rights or privileges as a holder of the Company’s common stock.

Neither the warrants nor the shares of common stock underlying the warrants have been registered under the Securities Act. The issuance of the warrants and underlying common stock is exempt from registration under the Securities Act pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act.
Under the proposed common stock purchase agreements and subject to the terms and conditions set forth therein, on any business day selected by the Company, the Company would have the right, in its sole discretion, to present Aspire Capital with a purchase notice directing Aspire Capital to purchase up to 50,000 shares of the Company’s common stock per business day (in a purchase amount up to $300,000 on each such business day) up to an aggregate of $20 million of the Company’s common stock at a per share price equal to the lesser of:

  the lowest sale price of the Company’s common stock on the purchase date; or

  the arithmetic average of the three (3) lowest closing sale prices for the Company’s common stock during the twelve (12) consecutive trading days ending on the trading day immediately preceding the purchase date.

In addition, on any date on which the Company submits a purchase notice to Aspire Capital and the closing price of the Company’s common stock is higher than $0.30 per share, the Company would also have the right, in its sole discretion, to present Aspire Capital with a volume-weighted average price purchase notice directing Aspire Capital to purchase up to an additional 30% of the trading volume of the shares for the next business day, on the terms and conditions to be set forth in the proposed common stock purchase agreements.

Under the proposed common stock purchase agreements, the Company and Aspire Capital would not effect any sales on any purchase date where the closing sale price of the Company’s common stock is less than $0.30 per share.

The foregoing description of the terms and conditions of the Option Agreement and commitment warrants are not complete and are qualified in their entirety by the full text of the Option Agreement and form of commitment warrant, which are filed herewith as Exhibits 10.4 and 4.3, respectively, and incorporated herein by reference.

ITEM 6.        EXHIBITS

Exhibit Number	Description
4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on June 29, 2016)
4.2	Form of Common Stock Purchase Warrant, as revised June 30, 2016 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on July 7, 2016)
4.3	Form of Commitment Warrant
10.1	Lightbridge Corporation 2015 Equity Incentive Plan, as amended (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on April 4, 2016)
10.2	Securities Purchase Agreement, dated June 28, 2016, between the Company and Aspire Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 29, 2016)
10.3

Securities Purchase Agreement, dated June 28, 2016, between the Company and General International Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 29, 2016)

10.4	Option Agreement, dated August 10, 2016, between the Company and Aspire Capital Fund, LLC
31.1	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Accounting Officer
32	Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2016

LIGHTBRIDGE CORPORATION

By:	/s/ Seth Grae
Name: Seth Grae
Title: President, Chief Executive Officer and
Director
(Principal Executive Officer)

By:	/s/ Linda Zwobota
Name: Linda Zwobota
Title: Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on June 29, 2016)
4.2	Form of Common Stock Purchase Warrant, as revised June 30, 2016 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on July 7, 2016)
4.3	Form of Commitment Warrant
10.1	Lightbridge Corporation 2015 Equity Incentive Plan, as amended (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on April 4, 2016)
10.2	Securities Purchase Agreement, dated June 28, 2016, between the Company and Aspire Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 29, 2016)
10.3

Securities Purchase Agreement, dated June 28, 2016, between the Company and General International Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 29, 2016)

10.4	Option Agreement, dated August 10, 2016, between the Company and Aspire Capital Fund, LLC
31.1	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Accounting Officer
32	Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document