Form 10-Q
period 2016-09-30
LIGHTBRIDGE Corp
filed 2016-11-10
CIK 1084554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

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

________________________________________________________________
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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the issuer’s common stock, as of November 10, 2016 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	5,545,150

LIGHTBRIDGE CORPORATION
Form 10-Q
SEPTEMBER 30, 2016

PART I—FINANCIAL INFORMATION

Lightbridge Corporation

Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2016	2015

ASSETS
Current Assets
Cash and cash equivalents	$3,214,065	$623,184
Restricted cash	113,990	325,832
Accounts receivable - project revenue and reimbursable project costs	83,219	139,797
Prepaid expenses and other current assets	135,222	168,029
Deferred financing cost, net	491,168	-
Total Current Assets	4,037,664	1,256,842

Other Assets
Patent costs	1,121,771	950,594
Deferred financing cost, net	1,105,241	-
Total Assets	$6,264,676	$2,207,436

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable and accrued liabilities	$951,705	$1,182,371
Note payable	27,377	-
Total Current Liabilities	979,082	1,182,371
Long-Term Liabilities
Deferred lease abandonment liability	67,354	196,938
Derivative warrant liability	120,513	2,327,195
Total Liabilities	1,166,949	3,706,504

Commitments and contingencies (Note 7)

Stockholders' Equity (Deficiency)
Preferred stock, $0.001 par value, 10,000,000 authorized shares, Convertible Series A Preferred Shares, $.001 par value, 1,020,000 issued and outstanding at September 30, 2016 and 0 shares outstanding at December 31, 2015	1,020	-

Common stock, $0.001 par value, 100,000,000 authorized, 5,183,231 shares outstanding at September 30, 2016 and 3,725,819 shares outstanding at December 31, 2015	5,183	3,726
Additional paid-in capital	82,598,391	72,868,647
Accumulated Deficit	(77,506,867)	(74,371,441)
Total Stockholders' Equity (Deficiency)	5,097,727	(1,499,068)
Total Liabilities and Stockholders' Equity (Deficiency)	$6,264,676	$2,207,436

The accompanying notes are an integral part of these condensed consolidated financial statements

Lightbridge Corporation

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue:
Consulting Revenue	$83,219	$234,163	$372,142	$656,220

Cost of Consulting Services Provided	43,919	118,954	174,281	452,007

Gross Margin	39,300	115,209	197,861	204,213

Operating Expenses
General and administrative	1,106,125	1,067,166	3,311,488	3,106,265
Research and development expenses	441,874	302,912	1,450,954	910,458
Total Operating Expenses	1,547,999	1,370,078	4,762,442	4,016,723

Operating Loss	(1,508,699)	(1,254,869)	(4,564,581)	(3,812,510)

Other Income and (Expenses)
Warrant revaluation	78,442	1,083,495	1,643,941	2,741,746
Warrant modification expense	-	-	(129,369)	-
Interest income	19	164	294	488
Financing costs	(73,279)	-	(85,650)	-
Other expenses	-	(3,061)	(62)	(6,337)
Total Other Income and (Expenses)	5,182	1,080,598	1,429,154	2,735,897

Net loss before income taxes	(1,503,517)	(174,271)	(3,135,427)	(1,076,613)

Income taxes	-	-	-	-

Net loss	(1,503,517)	(174,271)	(3,135,427)	(1,076,613)

Accumulated preferred stock dividend	(32,667)	-	(32,667)	-
Deemed dividend on convertible preferred stock, due to beneficial conversion feature	(581,300)	-	(581,300)	-

Net loss attributable to common stockholders	$(2,117,484)	$(174,271)	$(3,749,394)	$(1,076,613)

Net Loss Per Common Share, Basic and Diluted	$(0.44)	$(0.05)	$(0.91)	$(0.30)

Weighted Average Number of Shares Outstanding	4,804,044	3,634,030	4,105,107	3,622,393

The accompanying notes are an integral part of these condensed consolidated financial statements

Lightbridge Corporation

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2016	2015
Operating Activities:
Net Loss	$(3,135,427)	$(1,076,613)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock-based compensation	943,424	1,017,449
Amortization of deferred financing cost	68,590	-
Warrant modification expense	129,369	-
Warrant revaluation income	(1,643,941)	(2,741,746)
Changes in operating working capital items:
Accounts receivable - fees and reimbursable project costs	56,578	214,051
Prepaid expenses and other assets	32,807	92,615
Accounts payable and accrued liabilities	(161,359)	(45,323)
Deferred lease abandonment liability	(198,891)	-
Net Cash Used In Operating Activities	(3,908,850)	(2,539,567)

Investing Activities:
Patent costs	(171,177)	(59,627)
Net Cash Used In Investing Activities	(171,177)	(59,627)

Financing Activities:
Net proceeds from the issuance of common stock	3,631,689	55,131
Net proceeds from the issuance of preferred stock	2,800,000	-
Proceeds from the issuance of note payable	135,000	-
Repayment of note payable	(107,623)	-
Restricted cash	211,842	(489)
Net Cash Provided by Financing Activities	6,670,908	54,642
Net Increase (Decrease) In Cash and Cash Equivalents	2,590,881	(2,544,552)
Cash and Cash Equivalents, Beginning of Period	623,184	4,220,225
Cash and Cash Equivalents, End of Period	$3,214,065	$1,675,673

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year:
Interest paid	2,269	-
Income taxes paid	-	-

Non-Cash Financing Activity:
Deferred financing cost - paid with stock purchase warrants	$1,665,000	$-
Warrant liability - reclassification to equity	$692,110	$-
Shares issued for offering costs	$-	$275,700
Accumulated preferred stock dividend	$32,667	$-
Deemed dividend on convertible preferred stock, due to beneficial conversion feature	$581,300	$-

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

Liquidity

We have incurred recurring losses since inception and expect to continue to incur losses as a result of costs and expenses related to our research and continued development of our nuclear fuel and our corporate general and administrative expenses. Our limited capital resources and operations to date have been funded through sales of our equity securities and through revenues from our consulting business. As of September 30, 2016, we had working capital of approximately $3.1 million, cash and restricted cash of approximately $3.3 million, stockholders’ equity of approximately $5.1 million and an accumulated deficit of approximately $77.5 million. As of December 31, 2015, we had working capital of approximately $0.1 million, cash and restricted cash of approximately $0.9 million, stockholders’ deficit of approximately $1.5 million and an accumulated deficit of approximately $74 million. On August 2, 2016, we closed on our offering of $2.8 million of our Convertible Series A Preferred Stock (see note 10). We have also raised approximately $3.6 million in 2016 from our equity line purchase agreement from Aspire Capital Fund, LLC (“Aspire Capital”) (see note 10). We have also entered into an option agreement with Aspire Capital that will give us an option until December 31, 2019 to enter in two equity line agreements for a combined total of $20 million (see note 10).

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

Reverse Stock Split

Effective July 20, 2016, we conducted a one for five reverse stock-split of our issued and outstanding common stock and have retroactively adjusted our common shares outstanding, options and warrants amounts outstanding. We have presented our share data for and as of all periods presented on this basis. As a result, the number of common shares issued and outstanding at September 30, 2016 decreased from 25,916,155 shares to 5,183,231 shares. The number of common shares issued and outstanding at December 31, 2015 decreased from 18,628,957 shares to 3,725,819 shares. Our authorized capital of 500,000,000 shares of common stock and 50,000,000 shares of preferred stock, each with a par value of $0.001, was changed to 100,000,000 shares of common stock authorized and 10,000,000 shares of preferred stock authorized with a par value of $0.001. The par value was not adjusted as a result of the one for five reverse stock split.

Technology Business Segment

Our primary business segment, based on future revenue potential, is to develop and commercialize innovative, proprietary nuclear fuel designs which we expect will significantly enhance the nuclear power industry’s economics due to higher power output and improve safety margins.

We are currently focusing our development efforts primarily on the metallic fuel with a power uprate of up to 10% and a 24-month operating cycle in existing Westinghouse-type four-loop pressurized water reactors. Those reactors represent the largest segment of our global target market. Our metallic fuel could also be adapted for use in other types of water-cooled commercial power reactors, such as boiling water reactors, CANDU heavy water reactors, as well as water-cooled small and modular reactors.

On January 12, 2016, we announced entry into an initial services agreement with BWXT Nuclear Energy, Inc., a wholly owned subsidiary of BWX Technologies, Inc., to evaluate the ability to fabricate and prepare a preliminary plan for fabrication of Lightbridge-designed partial length nuclear fuel samples at BWXT facilities in the United States.

On March 14, 2016, we entered into a joint development agreement (“JDA”) with AREVA NP (“AREVA”) to develop a joint business plan to evaluate the technical, economic, and strategic feasibility and desirability of the parties’ forming one or more joint venture companies to further develop, manufacture, and commercialize the Company’s metallic nuclear fuel technology. The JDA includes a statement of work whereby the Company is expected to pay a total of approximately $141,000 toward the total cost of work to be performed as part of the Joint Evaluation Project Plan by placing a work release or purchase order with AREVA. The total amount is due and payable by the Company as follows: 40% of the total amount due upon the effective date of the signing of the JDA (paid May 4, 2016); 30% of the total amount due upon the delivery of an intermediate report by AREVA (paid August 2, 2016) and the remaining 30% due upon the delivery of the final report to the Company.

On June 6, 2016 we announced that we received a key patent covering our metallic nuclear fuel rod design in Canada and also received our key patent in China following the notice of allowance publicly disclosed in May 2016.

On July 5, 2016 we announced that we received a Notice of Allowance for a key patent covering our metallic nuclear fuel rod design from the European Patent Office. The patent was issued in August 2016.

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

All significant intercompany transactions and balances have been eliminated in consolidation. We registered a branch office in the United Kingdom in 2008 called Lightbridge Advisors Limited (inactive) and we also established a branch office in Moscow, Russia, in July 2009, both of which are wholly owned by Lightbridge International Holding LLC at September 30, 2016 and December 31, 2015. We anticipate that these branch offices will be closed in 2016. Translation gains and losses for the three months and nine months ended September 30, 2016 and 2015 were not significant.

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

Accounts receivable are typically unsecured and are primarily derived from revenues earned from customers located in the Middle East. We perform ongoing evaluations to determine customer credit and we limit the amount of credit we extend, but generally we do not require collateral from our customers. We maintain reserves for estimated credit losses if necessary, however, no reserve has been set up at September 30, 2016 and December 31, 2015, as we expect to collect all of our outstanding receivables. Accounts receivable from one customer constituted approximately 100% of the total accounts receivable at September 30, 2016 and accounts receivable from two customers constituted approximately 77% of the total accounts receivable at December 31, 2015.

Approximately 0% and 17% of the total revenues reported for the three months and nine months ended September 30, 2016 and 2015, respectively, were from the ENEC and FANR contracts. Contracts with one other utility customer in the United States constituted approximately 0% and 44% of total revenues reported for the three months and nine months ended September 30, 2016, respectively, and contracts with one other customer constituted 100%% and 39% for the three months and nine months ended September 30, 2015, respectively.

Revenue Recognition

Consulting Business Segment

At the present time, we derive all of our revenue from our consulting business segment on a time and expense basis as provided, by offering consulting services to utilities as well as to governments outside the United States planning to create or expand electricity generation capabilities using nuclear power plants. Our fee structure for each client engagement is dependent on a number of variables, including the size of the client, the complexity, the level of the opportunity for us to improve the client’s electrical generation capabilities using nuclear power plants, and other factors. The accounting policy we use to recognize revenue depends on the terms and conditions of the specific contract.

Revenues from utilities and the Executive Affairs Authority (“EAA”) of Abu Dhabi, one of the member Emirates of the UAE, and the related entities, ENEC and FANR, are billed on a time and expense basis.

We recognize revenue in accordance with ASC 605-10-S99, “Revenue Recognition.” We recognize revenue when all of the following conditions are met:

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

Technology Business Segment

We are seeking to enter into a commercial arrangement with one or more fuel fabricators. We expect that our revenue from such a commercial arrangement will be recognized on a straight-line basis over the expected period of the related license term.

Cash and Cash Equivalents and Restricted Cash

We may at times invest our excess cash in money market mutual funds. We classify all highly liquid investments with stated maturities of three months or less from date of purchase as cash equivalents and all highly liquid investments with stated maturities of greater than three months as marketable securities. We hold cash balances in excess of the federally insured limits of $250,000 with one prominent financial institution. We deem this credit risk not to be significant as our cash is held by a major prominent financial institution. Total cash and cash equivalents held in checking accounts, as reported on the accompanying condensed consolidated balance sheets, totaled approximately $3.2 million and $0.6 million at September 30, 2016 and December 31, 2015, respectively.

Restricted cash represents cash being held by the same prominent financial institution that is being used as collateral for our corporate credit cards and letters of credit to secure contingent obligations under the sub-lease and our ACH transactions. The total balance of our restricted cash at September 30, 2016 and December 31, 2015 was approximately $0.1 million and $0.3 million, respectively.

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

There was no provision for doubtful accounts or a sales allowance recorded at September 30, 2016 and December 31, 2015, as we have not experienced any bad debts from any of our customers or issued significant credits to customers.

Foreign Currency

Foreign currency transaction gains/losses were not significant for the three months and nine months ended September 30, 2016 and 2015.

Patents and Legal Costs

Patents are stated on the accompanying condensed consolidated balance sheets at cost. Patent costs consist primarily of legal fees and application costs for filing and pursuing patent applications. The costs of the patents, once placed in service, will be amortized on a straight-line basis over their estimated useful lives or the remaining legal lives of the patents, whichever is shorter. The amortization periods for our patents can range between 17 and 20 years if placed into service at the beginning of their legal lives. Our patents have not been placed in service for the three months and nine months ended September 30, 2016 and 2015.

Legal costs are expensed as incurred except for legal costs to file for patent protection, which are capitalized and reported as patents on the accompanying condensed consolidated balance sheets.

Impairment of long-lived assets

Long-lived assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges for the three months and nine months ended September 30, 2016 and 2015.

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

Recent Accounting Pronouncements

Stock Compensation  In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which will simplify the income tax consequences, accounting for forfeitures and classification on the Statement of Consolidated Cash Flows. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. This new pronouncement is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Principal versus Agent Considerations – In March 2016, the FASB issued Accounting Standards Update 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations” (“ASU 2016-08”). ASU 2016-08 clarifies implementation guidance on principal versus agent considerations in ASU 2014-09. ASU 2016-10 was issued to clarify ASC Topic 606 related to (i) identifying performance obligations; and (ii) the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers - Narrow-Scope Improvements and Practical Expedients, clarify certain narrow aspects of Topic 606 such as assessing the collectability criterion, presentation of sales taxes and other similar taxes collected from customers, noncash consideration, contract modifications at transition, completed contracts at transition, and technical correction. The guidance is effective for the interim and annual periods beginning on or after December 15, 2017 (early adoption is permitted but not sooner than the annual reporting periods beginning after December 15, 2016). The Company is currently assessing the impact ASU 2014-09 and ASU 2016-08 will have on the Company, but it is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

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

Deferred Taxes – During November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified on a net basis as non-current in a statement of financial position. Early adoption of this ASU did not have an effect on our deferred tax assets and deferred tax liabilities in our consolidated balance sheet as of September 30, 2016 and December 31, 2015.

Consolidation — In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”. This will improve certain areas of consolidation guidance for reporting organizations that are required to evaluate whether to consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures. ASU 2015-02 simplified and improves generally accepted accounting principles by: eliminating the presumption that a general partner should consolidate a limited partnership, eliminating the indefinite deferral of FASB Statement No. 167, thereby reducing the number of Variable Interest Entity (VIE) consolidation models from four to two (including the limited partnership consolidation model), and clarifying when fees paid to a decision maker should be a factor to include in the consolidation of VIEs. ASU 2015-02 is effective for periods beginning after December 15, 2015. The Company has evaluated the potential impact of the adoption of this guidance on its financial statements and it currently has no impact.

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

Revenue Recognition — In May 2014, the FASB issued guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2017 (early adoption is permitted but not sooner than the annual reporting periods beginning after December 15, 2016). The guidance permits the use of either a retrospective or cumulative effect transition method. The Company is currently evaluating the revenue recognition provisions in this guidance.

Deferred Financing Costs - Debt Issuance Costs – Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, in August 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30), which clarifies ASU 2015-03 by stating that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This ASU is effective immediately.

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

Note 2. Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period except that it does not include unvested common shares subject to repurchase or cancellation. Diluted net income per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, warrants, restricted shares, and unvested common shares subject to repurchase or cancellation. The dilutive effect of outstanding stock options, restricted shares, restricted stock units, and warrants is not reflected in diluted earnings per share because we incurred net losses for the three months and nine months ended September 30, 2016 and 2015, and the effect of including these potential common shares in the net loss per share calculations would be anti-dilutive and are therefore not included in the calculations.

Loss per-share amounts for all periods have been retroactively adjusted to reflect the Company’s 1-for-5 reverse stock split, which was effective July 20, 2016.

Note 3. Accounts Receivable – Project Revenue and Project Costs

FANR and Other Projects

Under our agreements with FANR and other entities, revenue will be recognized on a time and expense basis and fixed contract basis. We periodically discuss our consulting work with FANR, which will review the work we perform, and our reimbursable travel expenses, and accept our monthly invoicing for services and reimbursable expenses. We expect the variation of revenue we earn from these contracts to continue.

Travel costs and other reimbursable costs under these contracts are reported in the accompanying statement of operations as both revenue and cost of consulting services provided, and were not significant for the three months and nine months ended September 30, 2016 and 2015. The total travel and other reimbursable expenses that have not been reimbursed to us and are included in total accounts receivable reported above from our consulting contracts was not significant at September 30, 2016 and December 31, 2015.

Note 4. Prepaid Expenses and Other Current Assets

Prepaid expenses consist primarily of prepayments made for research and development work, various professional services, insurance policies, travel, rent, and other miscellaneous prepayments. Total prepaid expenses and other current assets reported on the accompanying condensed consolidated balance sheets at September 30, 2016 and December 31, 2015, were both approximately $0.1 and $0.2 million, respectively.

Note 5. Patents

Patents represent legal fees and filing costs that are capitalized and will be amortized over their estimated useful lives of 17 to 20 years or their remaining legal lives, whichever is shorter, after they are placed in service. For the nine months ended September 30, 2016 and 2015, we capitalized approximately $0.2 million and $0.1 million, respectively, for patent filing costs. The total investment in patents was approximately $1.1 million and $1.0 million as of September 30, 2016 and December 31, 2015, respectively.

No amortization expense of patents was recorded for the three months and nine months ended September 30, 2016 and 2015. These patents were not placed in service as of September 30, 2016 and December 31, 2015, or in prior years.

Note 6. Accounts Payable, Accrued Liabilities and Note Payable

Accounts payable and accrued liabilities (rounded in millions) consisted of the following:

	September 30,	December 31,
	2016	2015
Trade payables	$0.3	$0.3
Accrued expenses and other	0.5	0.4
Accrued bonuses	0.2	0.5
Total	$1.0	$1.2

Note Payable

On February 28, 2016 a note payable was issued to a finance company for a vendor invoice, which totaled $135,000. A down payment of $13,500 was made with remaining payments of nine monthly installments of approximately $14,000 (annual effective interest rate approximately 5%). The note is expected to be fully paid by November 28, 2016. Total interest expense under the note was approximately $1,000 for the three months ended September 30, 2016 and $3,000 for the nine months ended September 30, 2016, which was recorded in the accompanying statement of operations.

Note 7. Commitments and Contingencies

Operating Leases

On December 22, 2015 we entered into a lease for new office space for a 12 month term, with a monthly rent payment of approximately $6,500 per month plus additional charges.

On December 17, 2015 we entered into a sublease agreement for our former office space with a third party with a lease term starting January 1, 2016 to February 28, 2018. The average monthly rent to be received under this sub-lease is approximately $15,000 per month, over the sub-lease term. At December 31, 2015 the present value of the negative cash flows over this sub-lease term was approximately $433,000 and this amount plus a real estate commission paid to find the sub-lease tenant of approximately $20,000, resulted in a total $453,000 that was recognized as an abandonment loss in 2015. The long-term portion of deferred lease abandonment liability was approximately $67,000 and the short-term portion of deferred lease abandonment liability of approximately $167,000 was included in accounts payable and accrued liabilities at September 30, 2016. The long-term portion of deferred lease abandonment liability was approximately $197,000 and the short-term portion of deferred lease abandonment liability of $237,000 was included in accounts payable and accrued liabilities at December 31, 2015. We have a standard indemnification arrangement under this sublease agreement that require us to indemnify the sublessee against liabilities and claims incurred in connection with the premises covered by the Company’s lease. The term of this indemnification agreement is from the time of execution of the agreement to its expiration. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is $75,000, which is covered by a letter of credit that is outstanding as of September 30, 2016. As of September 30, 2016, the Company had not accrued a liability for this indemnification because the likelihood of incurring a payment obligation in connection with this indemnification is remote.

The future minimum lease payments required under the non-cancelable operating leases are as follows (rounded in millions):

Year ending December 31,	Amount
2016	$0.1
2017	0.4
2018	0.1
Total minimum payments required	$0.6

Minimum payments have not been reduced by minimum sublease rentals of approximately $0.3 million due in the future under non-cancelable subleases.

Note 8. Research and Development Costs

Research and development costs, included in the accompanying condensed consolidated statement of operations amounted to approximately $0.4 million and $0.3 million for each of the three months ended September 30, 2016 and 2015. Research and development costs, included in the accompanying condensed consolidated statement of operations amounted to approximately $1.5 million and $0.9 million for the nine months ended September 30, 2016 and 2015, respectively. We shut down our Moscow office operations as of January 1, 2015 and have since shifted our research and development work primarily to the United States, Canada, Norway and France. There were no significant accrued liabilities related to the winding down of our Moscow office at September 30, 2016 and December 31, 2015.

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

Note 9. Warrant Liability

Certain warrants are recorded as liabilities at their estimated fair value at the date of issuance, with the subsequent changes in estimated fair value recorded in other income (expense) in the Company’s condensed consolidated statement of operations in each subsequent quarterly period. The change in the estimated fair value of our warrant liability for the three months ended September 30, 2016 and 2015 resulted in non-cash income of approximately $0.1 million and $1.1 million, respectively. The change in the estimated fair value of our warrant liability for the nine months ended September 30, 2016 and 2015 resulted in non-cash income of approximately $1.6 million and $2.7 million, respectively. The Company utilizes the Monte Carlo simulation valuation method to value the liability classified warrants.

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

The following table summarizes the calculated aggregate fair values, along with the assumptions utilized in each calculation:

	September 30,	December 31,
	2016	2015
Calculated aggregate value	$120,513	$2,327,195
Weighted average exercise price per share of warrant	$27.60	$18.60
Closing price per share of common stock	$1.74	$5.00
Weighted average volatility	93.56%	83.6%
Weighted average remaining expected life (years)	2.77	5.11
Weighted average risk-free interest rate	0.88	1.90
Dividend yield	0%	0%

The nature of the warrant liability is such (i.e., the warrant holders receive more value when the Company’s stock price is higher) that increases in the Company’s stock price during the period result in losses on the Company’s statement of operations while decreases in the Company’s stock price result in the Company recording income. The warrant liability decreased on September 30, 2016 due to the decrease in stock price and the settlement of the 2014 warrants, resulting in the 2014 warrants being treated as equity instead of a derivative liability at June 30, 2016.

Note 10. Stockholders’ Equity

All common shares, warrants and stock option amounts and per share amounts for all periods reported below has been retroactively adjusted to reflect the Company’s 1-for-5 reverse stock split, which was effective July 20, 2016.

At September 30, 2016, there were 5,183,231 common shares, 1,772,622 stock warrants and 1,451,861 stock options outstanding, all totaling 8,407,714 of total stock and stock equivalents outstanding at September 30, 2016. At December 31, 2015, there were 3,725,819 common shares, 977,355 stock warrants and 1,047,450 stock options outstanding, totaling 5,750,624 of total stock and stock equivalents outstanding at December 31, 2015.

Securities Purchase Agreement – General International Holdings, Inc.

On June 28, 2016, we entered into a Securities Purchase Agreement (the “GIH Offering”) with General International Holdings, Inc. (“GIH”) pursuant to which GIH agreed to purchase 1,020,000 shares of the Company’s newly created Non-Voting Series A Convertible Preferred Stock (the “Series A Preferred Stock”) for $2.8 million or approximately $2.75 per share, subject to the terms and conditions set forth in the GIH Offering. On August 2, 2016, the closing of the sale of the Series A Preferred Stock under the GIH Offering took place.

The initial value attributed to the Series A Preferred Stock of $2,800,000 represents a discount of approximately $581,300 from its initial conversion value of $3,381,300, or approximately $0.57 per share. The average of the high and low market prices of the common stock on August 2, 2016, the date of the closing of the sale of the preferred stock, was $3.315 per share. The intrinsic value of the Series A Preferred Stock is $3.315 multiplied by the 1,020,000 common shares into which the Series A Preferred Stock is convertible or $3,381,300. Subtracting the $2,800,000 of proceeds from the intrinsic value of Series A Preferred Stock, resulted in an intrinsic value for the beneficial conversion feature totaling $581,300. The Company recorded this beneficial conversion feature as a deemed dividend on convertible preferred stock upon issuance, for the three months and nine months ended September 30, 2016. At the closing, Mr. Xingping Hou, the president of GIH, joined the Board of Directors of the Company as co-Chairman.

The Series A Preferred Stock is non-voting and is convertible at the option of the holder into shares of the Company’s common stock initially on a one-for-one basis. Dividends accrue on the Series A Preferred Stock at the rate of 7% per year and will be paid in-kind. The accumulated dividend (unpaid) at September 30, 2016 was approximately $33,000.

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

Series A Preferred Stock

On July 29, 2016, in anticipation of the closing under the Purchase Agreement with General International Holdings, Inc., (see above) the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Non-Voting Series A Convertible Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Nevada. Pursuant to the Certificate of Designation, the Company’s Board of Directors designated a new series of the Company’s preferred stock, the Non-Voting Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”). The Certificate of Designation authorized the Company to issue 1,020,000 shares of Series A Preferred Stock. Each share of Series A Preferred Stock has a liquidation preference of $2.75 per share. The holders of the Series A Preferred Stock have no voting rights. In addition, as long as 255,000 shares of Series A Preferred Stock are outstanding, the Company may not take certain actions without first having obtained the affirmative vote or waiver of the holders of a majority of the outstanding shares of Series A Preferred Stock. The Company has the option at any time after August 2, 2019 to redeem some or all of the outstanding Series A Preferred Stock for an amount in cash equal to the liquidation preference plus the amount of any accrued but unpaid dividends of the Series A Preferred Stock being redeemed. The Series A Preferred Stock is not redeemable upon the election of the holders of Series A Preferred Stock.

Aspire Option Agreement

On August 10, 2016 the Company entered into an option agreement with Aspire Capital whereby the Company has the right, at any time prior to December 31, 2019, to require Aspire Capital to enter into with the Company, up to two common stock purchase agreements each with a three year term, with an aggregate amount under both purchase agreements combined not to exceed $20,000,000. A notice to Aspire exercising the option may be revoked by the Company at any time prior to the parties entering into a purchase agreement without effecting or limiting the Company’s future rights to give a subsequent option notice to Aspire Capital, under the terms and conditions of the option agreement.

The Company issued 500,000 common stock purchase warrants with a strike price of $0.01 per share to Aspire Capital as the commitment fee for entering into this option agreement. The commitment fee of approximately $1.7 million was recorded as deferred financing costs and additional paid-in capital and this asset will be amortized over the life of the option agreement. The amortized amount of $0.1 million was expensed to financing costs during the three months and nine months ended September 30, 2016. The total short-term and long-term unamortized portion is carried on the balance sheet as deferred financing cost was approximately $1.6 million at September 30, 2016.

The assumptions used in the Black Scholes option-pricing model for the three months ended and nine months ended September 30, 2016, were as follows:

Average risk-free interest rate	0.83%
Average expected life- years	3.39
Expected volatility	92.61
Expected dividends	0%

The future amortization of deferred financing costs are as follows (in millions):

2016	$0.1
2017	$0.5
2018	$0.5
2019	$0.5

Securities Purchase Agreement - Aspire Capital

On June 28, 2016, we entered into a Securities Purchase Agreement with Aspire Capital Fund, pursuant to which the Company has agreed to sell up to $5.0 million of shares of the Company’s common stock to Aspire Capital, without an underwriter or placement agent.

Pursuant to the Securities Purchase Agreement, the Company sold 371,400 shares of common stock and 295,267 in the form of pre-funded warrants with an exercise price of $0.05 per share to Aspire Capital on June 28, 2016 for $1.0 million (the “First Purchase”). The Securities Purchase Agreement provides for the sale of up to an additional $3.0 million of the Company’s common stock to Aspire Capital upon the Company’s announcement on or before March 31, 2017 of its entry into a binding joint venture agreement to fully develop and to commercialize Lightbridge-designed metallic nuclear fuel with a major global nuclear fuel fabrication company. The Securities Purchase Agreement also provided for the sale of up to an additional $1.0 million of the Company’s common stock upon the Company’s announcement on or before October 31, 2016 of its entry into a strategic arrangement regarding Lightbridge- designed nuclear fuel with one or more major nuclear utilities, but this milestone was not satisfied.

The subsequent closing is subject to customary conditions, including the satisfaction of Aspire Capital with achievement of the milestone. The purchase price per share for the subsequent closing will be based upon the market price of the common stock at the time of such closing, or, if lower, $5.00 per share. Aspire Capital may elect to receive pre-funded warrants in lieu of common stock for all or a portion of the subsequent closings. The Company did not use an underwriter or placement agent in connection with the offering and therefore owed no placement agent commissions on this offering.

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

Equity Purchase Agreement – Equity Line

On September 4, 2015, we entered into a common stock purchase agreement with Aspire Capital, which provides that Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of our common stock over a two-year term, subject to our election to sell any such shares, and subject to the Nasdaq Listing Rule 5635(d) limitation. Nasdaq Listing Rule 5635(d) (“the Nasdaq 20% Rule”), requires shareholder approval of a transaction other than a public offering involving the sale, issuance, or potential issuance by a company of common stock (or securities convertible into or exercisable for common stock) equal to 20% or more of the company’s outstanding shares of common stock, or 20% or more of the voting power outstanding before the issuance for less than the greater of book or market value of the stock. The Company held its Annual Meeting on May 12, 2016. At the 2016 Annual Meeting, the Company’s stockholders voted on the approval, pursuant to Nasdaq Listing Rule 5635(d), of the issuance of up to 3.0 million additional shares of common stock to Aspire Capital. The Company would seek stockholder approval before issuing more than such 3.0 million shares.

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

As part of the agreement, Aspire Capital received 60,000 additional shares as compensation for its commitment, valued approximately $276,000 or $4.60 per common share, recorded to additional paid-in capital.

For the nine months ended September 30, 2016 we sold approximately 1.1 million common shares for total gross proceeds of approximately $2.7 million through the equity line financing arrangement with Aspire Capital that we have in place.

ATM Offering

On June 11, 2015, the Company entered into an at-the-market issuance (“ATM”) sales agreement with MLV & Co. LLC ("MLV"), pursuant to which the Company may issue and sell shares of its common stock from time to time through MLV as the Company's sales agent. On September 1, 2015, MLV was acquired by FBR & Co. The issuance and sale of shares by the Company under the sales agreement are registered shares under the Company's shelf registration statement on Form S-3, as filed with the Securities and Exchange Commission on June 11, 2015 and declared effective by the Securities and Exchange Commission. The Company registered the sale of up to $5.8 million of common stock under the ATM sales agreement. There have been approximately 49,000 shares sold for total gross proceeds of approximately $282,000 through the ATM for the twelve month period ended December 2015. There were no ATM sales for the nine months ended September 30, 2016.

Outstanding Warrants

	September 30,	December 31,
	2016	2015
Issued to Investors on July 28, 2010, entitling the holders to purchase 207,000 common shares in the Company at an exercise price of $45.00 per common share up to and including July 27, 2017. These warrants are reported in the liability section of our balance sheet.	207,000	207,000

Issued to Investors on October 25, 2013, entitling the holders to purchase 250,000 common shares in the Company at an exercise price of $11.50 per common share up to and including April 24, 2021. These warrants are reported in the liability section of our balance sheet.	223,436	223,436

Issued to Investors on November 17, 2014, entitling the holders to purchase 546,919 common shares in the Company at an exercise price of $11.55 per common share up to and including May 16, 2022 - reclassified to equity on June 30, 2016, exercise price amended to $6.25 per common share. These warrants are reported in the equity section of our balance sheet on September 30, 2016 and in the liability section of our balance sheet on December 31, 2015.	546,919	546,919

Issued to an Investor on June 28, 2016, entitling the holders to purchase 295,267 common shares in the Company at an exercise price of $0.05 per common share (pre-funded) up to and including June 27, 2021. These warrants are reported in the equity section of our balance sheet.	295,267	-

Issued to an investor on August 10, 2016, entitling the holders to purchase 500,000 common shares in the Company at an exercise price of price of $0.01 per share, up to and including December 31, 2019. These warrants are reported in the equity section of our balance sheet.	500,000	-

	1,772,622	977,355

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

Total stock options outstanding at September 30, 2016 and December 31, 2015, under the 2006 Stock Plan and 2015 Equity Incentive Plan were 1,451,861 and 1,047,450 of which 756,162 and 688,452 of these options were vested at September 30, 2016 and December 31, 2015, respectively. Stock based compensation was approximately $0.4 and $0.2 million for the three months ended September 30, 2016 and 2015, respectively. Stock based compensation was approximately $0.9 and $1.0 million for the nine months ended September 30, 2016 and 2015, respectively.

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

Also granted under the 2006 Stock Plan were 50,213 and 2,889 non-qualified stock options in 2016 and 2015 respectively, as equity compensation in lieu of cash with strike prices ranging from $1.74 to $6.25. In 2015, 4,634 non-qualified stock options were granted from the 2015 Equity Incentive Plan, as equity compensation in lieu of cash with strike prices ranging from $4.15 to $6.25.

These stock options have an expected life of 1.5 -5 years, and a contractual term of 3-10 years, a fair value of between $0.23 and $4.22 per stock option, a risk free rate ranging between 0.42% to 1.76%, and volatility ranging between 76% to 94%, as measured on the grant date. The expected option term was calculated using the simplified method as we do not have sufficient historical option data to provide a better estimate of the expected option term. Under this method, the weighted-average expected life is presumed to be the average of the vesting term and the contractual term of the option, which results in a reduction of the estimated option value and consequently the stock option expense. The risk free rate was based on the US Treasury Yield for the expected life of the options on the grant date. Expected dividends are estimated at $0.0, as we have never issued dividends and we have no current plans to issue dividends in the future.

2015 Long-Term Incentive Option Grants

Employees and Consultants Option Grants

On April 8, 2015, August 12, 2015, and November 20, 2015, the Compensation Committee and the Board of Directors granted long term incentive stock options totaling 110,199, 15,922 and 509,247 respectively, under the 2015 Equity Incentive Plan, the (“Plan”) to employees and consultants of the Company. 376,998 of the long term incentive options granted on November 20, 2015, were contingent on shareholder approval which occurred on May 12, 2016, at the annual meeting of stockholders. These stock options vest 1/3 on each annual anniversary date over three years. These stock options have a strike price ranging from $4.60 to $6.30 and the stock options have a fair value ranging from $1.28 to $4.57, based on a risk free rate of between 1.15% and 1.87%, volatility between 86% and 88%, and an expected life of nine years. The expected life is calculated using the simplified method as we do not have sufficient historical option data to provide a better estimate of the expected option term. These options have a 10 year contractual term. The risk free rate was based on the US Treasury Yield for the expected life of the options on the measurement date. Expected dividends are estimated at $0.0, as we have never issued dividends and we have no current plans to issue dividends in the future. Grants to our consultants were re-measured as of September 30, 2016. This re-measured stock based compensation for options issued to consultants was not significant. We estimated future pre-vest forfeitures to be 1.5%, based on historical information.

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

Stock option transactions to the employees, directors and consultants are summarized as follows for the nine months ended September 30, 2016:

		Weighted	Weighted
		Average	Average
	Options	Exercise	Grant Date
	Outstanding	Price	Fair Value
Beginning of the period	1,047,450	$18.50	$20.30
Granted	483,079	4.71	2.83
Exercised	-	-	-
Forfeited	(78,668)	101.57	101.02
Expired	-	-	-
End of the period	1,451,861	$9.41	$7.03

Options exercisable	756,162	$13.36	$10.31

Stock option transactions to the employees, directors and consultants are summarized as follows for the year ended December 31, 2015:

		Weighted	Weighted
		Average	Average
	Options	Exercise	Grant Date
	Outstanding	Price	Fair Value
Beginning of the year	405,344	$45.95	$53.05
Granted	698,323	5.40	3.70
Exercised	-	-	-
Forfeited	(22,883)	33.15	30.30
Expired	(33,334)	67.50	64.20
End of the year	1,047,450	$18.50	$20.30

Options exercisable	688,452	$24.75	$8.40

A summary of the status of the Company’s non-vested options as of September 30, 2016 and December 31, 2015, and changes during the nine months ended September 30, 2016 and the year ended December 31, 2015, is presented below:

		Weighted-
		Average Fair	Weighted
		Value	Average
	Shares	Grant Date	Exercise Price
Non-vested Shares
Non-vested at January 1, 2015	92,467	$8.55	$12.75
Granted	698,323	3.70	5.40
Vested	(431,789)	4.00	5.90
Forfeited	-	-	-
Non-vested - December 31, 2015	359,001	$4.55	$6.70

Granted	483,079	$2.83	$4.71
Vested	(146,381)	3.76	7.27
Forfeited	-	-	-
Non-vested - September 30, 2016	695,699	$3.45	$5.12

As of September 30, 2016, there was approximately $1.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.86 years. There was substantially no intrinsic value for the stock options outstanding at September 30, 2016 and December 31, 2015.

The above tables include options issued and outstanding as of September 30, 2016 and December 31, 2015, as follows:

i)	A total of 51,051 non-qualified 10 year options have been issued, and are outstanding, to advisory board members at exercise prices of $22.50 to $72.00 per share.

ii)

A total of 1,225,147 non-qualified 5-10 year options have been issued, and are outstanding, to our directors, officers, and employees at exercise prices of $1.74 to $73.50 per share. From this total, 376,769 options are outstanding to the Chief Executive Officer who is also a director, with remaining contractual lives of 1.2 years to 9.4 years. All other options issued to directors, officers, and employees have a remaining contractual life ranging from 0.01 years to 9.9 years.

iii)	A total of 175,663 non-qualified 3-10 year options have been issued, and are outstanding, to our consultants at exercise prices of $4.04 to $52.50 per share.

The following table provides certain information with respect to the above-referenced stock options that are outstanding and exercisable at September 30, 2016:

	Stock Options Outstanding			Stock Options Vested
	Weighted			Weighted
	Average			Average
	Remaining		Weighted	Remaining		Weighted
	Contractual	Number	Average	Contractual	Number	Average
	Life	of	Exercise	Life	of	Exercise
Exercise Prices	-Years	Awards	Price	-Years	Awards	Price

$1.74-$4.50	6.90	9,993	$3.25	6.90	9,993	$3.25
$4.51-$6.00	9.14	812,033	$4.60	9.14	227,318	$4.60
$6.01-$20.00	6.75	451,843	$7.61	6.64	340,849	$7.53
$20.01-$45.00	2.49	144,683	$31.47	2.49	144,683	$31.47
$45.01-$73.50	0.95	33,309	$57.13	0.95	33,309	$57.13
Total	7.53	1,451,861	$9.41	6.35	756,162	$13.36

The following table provides certain information with respect to the above-referenced stock options that are outstanding and exercisable at December 31, 2015:

	Stock Options Outstanding			Stock Options Vested
	Weighted			Weighted
	Average			Average
	Remaining		Weighted	Remaining		Weighted
	Contractual	Number	Average	Contractual	Number	Average
	Life	of	Exercise	Life	of	Exercise
Exercise Prices	-Years	Awards	Price	-Years	Awards	Price

$4.15-$6.30	9.70	698,323	$5.38	9.58	393,145	$5.31
$12.75-$25.00	3.26	129,141	$15.52	3.20	75,321	$17.50
$25.05-$64.50	3.04	133,648	$37.93	3.04	133,648	$37.93
$67.50-$94.50	0.63	38,338	$73.77	0.63	38,338	$73.77
$96.00-$119.25	0.12	48,000	$119.25	0.12	48,000	$119.25
Total	7.28	1,047,450	$18.50	6.46	688,452	$24.75

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

Weighted average assumptions used in the Black Scholes option-pricing model for the nine months ended September 30, 2016 and the year ended December 31, 2015, were as follows:

	Nine months ended	Year ended
	September 30,	December 31,
	2016	2015

Average risk-free interest rate	1.69%	1.64%
Average expected life- years	5.5	5.38
Expected volatility	86.63%	86.66%
Expected dividends	$0.0	$0.0

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

Stock-based compensation expense is recorded under the financial statement captions cost of services provided, general and administrative expenses and research and development expenses in the accompanying condensed consolidated statements of operations. For the nine months ended September 30, 2016 and 2015, we recognized stock-based compensation of approximately $0.9 million and $0.8 million, respectively. Related income tax benefits were not recognized, as we incurred a tax loss for both periods.

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

BUSINESS SEGMENT RESULTS - THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

					Corporate and
	Consulting		Technology		Eliminations		Total
	2016	2015	2016	2015	2016	2015	2016	2015

Revenue	$83,219	$234,163	$0	$0	$0	$0	$83,219	$234,163
Segment Profit (Loss)– Pre Tax	$(103,758)	$(2,843)	$(441,874)	$(302,912)	$(957,885)	$131,484	$(1,503,517)	$(174,271)
Total Assets	$83,219	$255,035	$1,121,771	$893,187	$5,059,686	$2,113,912	$6,264,676	$3,262,134
Interest Expense	$0	$0	$0	$0	$4,689	$0	$4,689	$0

BUSINESS SEGMENT RESULTS – NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

					Corporate and
	Consulting		Technology		Eliminations		Total
	2016	2015	2016	2015	2016	2015	2016	2015

Revenue	$372,142	$656,220	$0	$0	$0	$0	$372,142	$656,220
Segment Profit (Loss)– Pre Tax	$(263,785)	$(142,402)	$(1,450,954)	$(910,458)	$(1,420,688)	$(23,753)	$(3,135,427)	$(1,076,613)
Total Assets	$83,219	$255,035	$1,121,771	$893,187	$5,059,686	$2,113,912	$6,264,676	$3,262,134
Interest Expense	$0	$0	$0	$0	$17,060	$0	$17,060	$0

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

Annually, the board of directors assesses and approves the fair value measurement policies and procedures. At least annually, the finance department determines if the current valuation techniques used in the fair value measurements are still appropriate and evaluates and adjusts the unobservable inputs used in the fair value measurements based on current market conditions and third-party information. The following fair value hierarchy table presents information about each major category of the Company’s financial liability measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015:

Fair value measurement using
	Quoted prices	Significant	Significant
	in	other	unobservable
	active markets	observable	inputs
($ rounded to nearest thousand)	(Level 1)	inputs (Level 2)	(Level 3)	Total

Balance at September 30, 2016
Liabilities:
Warrant liability	$-	$-	$121,000	$121,000

Fair value measurement using
	Quoted prices	Significant	Significant
	in	other	unobservable
	active markets	observable	inputs
($ rounded to nearest thousand)	(Level 1)	inputs (Level 2)	(Level 3)	Total

Balance at December 31, 2015
Liabilities:
Warrant liability	$-	$-	$2,327,000	$2,327,000

The reconciliation of warrant liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

($ rounded to nearest thousand)	Warrant Liability

Balance at December 31, 2014	$4,633,000
Change in fair value of warrant liability	(2,306,000)
Balance at December 31, 2015	$2,327,000
Reclassification to equity	(692,000)
Change in fair value of warrant liability	(1,643,000)
Warrant modification expense	129,000
Balance at September 30, 2016	$121,000

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

We believe that the fair values of our current assets and current liabilities approximate their reported carrying amounts. There were no transfers between Level 1, 2 and 3 at September 30, 2016 and December 31, 2015.

Note 13. Subsequent Events

Equity Transactions

From October 1, 2016 to November 9, 2016, the Company has generated additional net proceeds of approximately $624,000 under the ATM agreement with MLV from the sale of approximately 370,000 shares of its common stock.

Short-Term Non-Qualified Option Grants

On November 3, 2016, the Compensation Committee of the Board of Directors granted short-term non-qualified stock options relating to approximately 670,000 shares under the 2015 Equity Incentive Plan to employees and consultants of the Company. Approximately 48% of these stock options granted by the Compensation Committee will be considered issued and will vest immediately, all with a strike price of $1.54, which was the closing price of the Company’s stock on November 9, 2016. These options have a 10 year contractual term, with a fair market value of $1.04 per option with an expected term of 5 years. Approximately 52% of these stock options will be considered issued and vested upon the Company receiving shareholder approval at the 2017 Shareholders’ Annual Meeting, to increase the number of shares and options available to be issued under the 2015 Equity Incentive Plan.

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

As discussed in more detail under “Forward-Looking Statements” immediately preceding this MD&A, the following discussion contains forward-looking statements that involve risks, uncertainties, and assumptions such as statements of our plans, objectives, expectations, and intentions. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events.

OVERVIEW OF OUR TWO BUSINESS SEGMENTS

When used in this report, the terms “Lightbridge”, “Company”, “we”, “our”, and “us” refer to Lightbridge Corporation and its wholly-owned subsidiaries Thorium Power, Inc. (a Delaware corporation) and Lightbridge International Holding, LLC (a Delaware limited liability company).

Lightbridge is a leading nuclear fuel technology company and we participate in the nuclear power industry in the United States and internationally. Our mission is to be a world leader in the design and deployment of nuclear fuels that we anticipate will be economically attractive, enhance reactor safety, proliferation resistant, and produce less waste than current generation nuclear fuels, and to provide world-class strategic advisory services to governments and utilities seeking to develop or expand civil nuclear power programs.

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

We are focusing our development efforts on all-metal fuel (i.e., non-oxide fuel) for currently operating as well as new build reactors. The Company also owns fuel assembly designs for all-uranium seed and blanket fuel for existing plants and new build reactors and thorium-based seed and blanket fuel for both existing and new build reactors. Each of the fuel designs utilizes our metallic fuel rod technology, and each design advances our mission to improve the cost competitiveness, safety, proliferation resistance, and performance of nuclear power generation. The Company’s focus on metallic fuel is based on input from nuclear utilities that have expressed interest in the improved economics and enhanced safety that metallic fuel can provide.

In response to the challenges associated with conventional oxide fuels, we believe our innovative, proprietary metallic fuels will be capable of significantly higher burnup and power density compared to conventional oxide fuels. The fuel in a nuclear reactor generates heat energy. That heat is then converted through steam into electricity that is sold. Burnup is the total amount of electricity generated per unit mass of nuclear fuel, and is a function of the power density of a nuclear fuel and the amount of time the fuel operates in the reactor. Power density is the amount of heat power generated per unit volume of nuclear fuel. Conventional oxide fuel used in existing commercial reactors is approaching the limits of its burnup and power density capability. As a result, further optimization to increase power output from the same core size and improve the economics and safety of nuclear power generation using conventional oxide fuel technologies is limited. As the industry prepares to meet the increasing global demand for electricity production, electric utilities are seeking longer operating cycles and higher reactor power outputs as solutions for the current and future reactor fleet.

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

There are significant technology synergies among our primary fuel products due to utilization of the proprietary metallic fuel rod technology that is at the core of each of them. Once completed, a full-scale demonstration and qualification of the metallic fuel rod technology will simultaneously advance all of our product families currently under development. Due to the significantly lower fuel operating temperature, we expect that our metallic nuclear fuel rods will provide major improvements to safety margins during off-normal events.

We are focusing our development efforts on the metallic fuel with a power uprate of up to 10% and a 24-month operating cycle in existing Westinghouse-type four-loop pressurized water reactors. Those reactors represent a large segment of the global market and comprise our initial target market. Our metallic fuel could also be adapted for use in other types of water-cooled commercial power reactors, such as boiling water reactors, Canada Deuterium Uranium (“CANDU”) heavy water reactors, as well as water-cooled small and modular reactors.

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

Climate Change and Nuclear Energy Fuel Market

We see a strong and increasing trend globally toward addressing climate change, which causes us to focus more closely on our nuclear fuel technology as one means to prevent climate change.

Nuclear power is useful as a means to reduce greenhouse gas emissions since reactors emit no carbon dioxide. Lightbridge metallic nuclear fuel technology is well-suited to be used as a means to prevent climate change since the fuel can be used in existing reactors, as well as in new reactors that will be deployed. Increased electricity generation resulting from use of Lightbridge fuel will be a low-cost option to add base load electricity to the electric grid of any country that already has a reactor that can use Lightbridge fuel. In our analysis, the world can only meet its growing energy and climate goals with increased use of nuclear power, and expansion of nuclear power will be facilitated by the economic and safety benefits of Lightbridge metallic fuel.

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

Recent Developments

Nuclear Fuel Developments

•	Southern Nuclear Operating Company, Inc.

On November 2, 2016, we executed a non-binding letter of intent (“LOI”) with Southern Nuclear Operating Company, Inc. (“Southern Nuclear”) relating to the intent to enter into negotiations with regard to an agreement for lead test assembly operation (“LTA Agreement”) in one of Southern Nuclear’s operating nuclear power reactors using Lightbridge-designed nuclear fuel, subject to certain conditions and requirements. In the event the LTA Agreement is not executed on or before December 31, 2017 (such date may be extended by the mutual agreement of both parties) the LOI would terminate. One of the conditions is that we enter into a joint venture or similar business arrangement with AREVA NP to supply the fuel. This joint venture will provide Southern Nuclear with a written outline regarding how it will support Southern Nuclear in obtaining a license amendment and or any other regulatory compliance actions.

•	AREVA Agreements

On October 31, 2016, we executed a non-binding term sheet (“term sheet”) with AREVA NP relating to the creation of a new joint venture to develop, manufacture and commercialize fuel assemblies based on Lightbridge’s innovative metallic nuclear fuel technology. This term sheet includes the agreed upon key terms for the creation of a new joint venture company. The term sheet outlines key areas for a U.S.-based joint venture to be equally owned by each company, covers fuel assemblies for most types of light water reactors, including pressurized water reactors (PWRs), boiling water reactors (BWRs), small modular reactors (SMRs), and research reactors. We expect to formalize the joint venture in the coming months with AREVA NP.

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

•	CleanEquity Monaco Award. On March 4, 2016, we won the CleanEquity Monaco Award for Excellence in Technology Research for our innovation in nuclear fuel. The award is presented annually by His Serene Highness Prince Albert II of Monaco after the winner is selected by a panel of independent judges.

•	IFE Regulatory Approval. On January 12, 2016 we announced that, the Institute for Energy Technology (“IFE”), which operates the Halden Research Reactor in Norway, received formal regulatory approval from the Norwegian Radiation Protection Authority for all planned irradiation of Lightbridge metallic fuel at the Halden Research Reactor in Norway.

Aspire Option Agreement

On August 10, 2016 the Company entered into an option agreement with Aspire Capital whereby the Company has the right, at any time prior to December 31, 2019, to require Aspire Capital to enter into with the Company, up to two common stock purchase agreements each with a three year term, with an aggregate amount under both purchase agreements combined not to exceed $20,000,000 (see Note 10 of the notes to the accompanying condensed consolidated financial statements).

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

Our historical financial results have been adjusted to reflect a reduction in the number of shares of our outstanding common stock from 25,916,155 shares to 5,183,231 shares at September 30, 2016 and from 18,628,957 shares to 3,725,819 shares at December 31, 2015. In addition, effective upon the reverse stock split, the number of authorized shares of our common stock was reduced from 500 million shares to 100 million shares and the number of authorized preferred stock was reduced from 50 million shares to 10 million shares. All fractional shares were rounded up to the nearest share. All share data herein has been retroactively adjusted for the reverse stock split.

Securities Purchase Agreement - Aspire Capital Fund, LLC

On June 28, 2016, we entered into a Securities Purchase Agreement with Aspire Capital pursuant to which the Company has agreed to sell up to $5.0 million of shares of the Company’s common stock to Aspire Capital, without an underwriter or placement agent.

Pursuant to the Securities Purchase Agreement, the Company sold 371,400 shares of common stock and 295,267 pre-funded warrants at an exercise price of $0.05 per share to Aspire Capital on June 28, 2016 for $1.0 million. The Securities Purchase Agreement provides for the sale of up to an additional $4.0 million of the Company’s common stock to Aspire Capital upon the achievement of certain milestones, as follows:

•	on or before October 31, 2016, $1.0 million of the Company’s common stock upon the Company’s announcement of its entry into a strategic arrangement regarding Lightbridge- designed nuclear fuel with one or more major nuclear utilities; but this milestone was not satisfied and

•	on or before March 31, 2017, $3.0 million of the Company’s common stock upon the Company’s announcement of its entry into a binding joint venture agreement to fully develop and to commercialize Lightbridge-designed metallic nuclear fuel with a major global nuclear fuel fabrication company.

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

The Company closed the GIH Offering on August 2, 2016. At the closing, Mr. Xingping Hou, the president of GIH, joined the Company’s Board of Directors as co-Chairman. The Company expects to use the proceeds from the GIH Offering for general corporate purposes, including but not limited to research and development. The Company did not use an underwriter or placement agent in connection with the GIH Offering.

Research and Development Project Schedule

We currently anticipate that we, working in collaboration with our development partners/vendors and in certain cases contingent upon execution of collaborative research and development agreements with them will be able to:

•	Have semi-scale metallic fuel samples fabricated in 2017 for irradiation testing in a test reactor environment under prototypic commercial reactor conditions;

•	Perform in-reactor and out-of-reactor experiments in 2016-2020;

•	Establish a pilot-scale fuel fabrication facility and demonstrate full-length fabrication of our metallic fuel rods in 2017-2018;

•	Develop analytical models in 2016-2018 for our metallic fuel technology that can be used for reactor analysis and regulatory licensing; and

•	Begin lead test assembly (LTA) operation in a full-size commercial light water reactor as soon as 2020-2021, which involves testing a limited number of full-scale fuel assemblies in the core of a commercial nuclear power plant over three 18-month cycles. Accordingly, based on our current estimated schedule, a purchase order for an initial reload batch placed by a utility is expected as soon as 2023-2024 (after two 18-month cycles of LTA operation), with final qualification (i.e., deployment of fuel in the first reload batch) in a commercial reactor expected as soon as 2025-2026. In the interim, once we have the initial fuel performance data from loop irradiation of our fuel samples in a research reactor under prototypic operating conditions of a commercial power reactor, which is currently anticipated by 2018, we will target entry into a commercial arrangement with one or more major fuel fabricators that may include upfront technology access fees and/or engineering support or consulting payments to us.

Technology Committee

On May 4, 2016, the Company's Board of Directors (the "Board") approved creation of a Technology Committee of the Board, effective immediately. The Board delegated full power and exclusive authority to the Technology Committee over all matters involving the Company's activities that may be subject to Part 810 of Title 10 of the Code of Federal Regulations of the United States (“Part 810”). To comply with Part 810 regulations, only members of the Board who are U.S. citizens or U.S. lawful permanent residents can serve on the Technology Committee.

OUR BUSINESS STRATEGY – NUCLEAR FUEL TECHNOLOGY BUSINESS SEGMENT

We intend to monetize our intellectual property for nuclear fuel designs to existing major nuclear fuel fabricators that have fuel supply contracts with utilities that own and operate nuclear power plants worldwide. We believe such partnering will allow us to take advantage of the existing customer base of fuel fabricators, thus enabling our fuel products to achieve higher market penetration rates in a relatively short period of time. We are pursuing a research, development, and demonstration strategy aimed at generating sufficient interest and confidence in our fuel technology among major fuel fabricators with a view to entering into a commercial arrangement with one or more of them near the completion of the first half of our loop irradiation testing program. We believe there may be opportunities for monetizing our fuel fabrication technology and engineering support fees from fuel fabricators.

Our commercialization efforts are based on a multi-prong approach that we believe will increase the likelihood of success:

1.	Approach major fuel fabricators (push marketing to our direct licensing customers)

2.	Early outreach to nuclear power utilities (pull marketing through the customers of the fuel fabricators)

3.	Generate public, industry, and government awareness of our fuel technologies

We have been putting a significant amount of effort into reaching out to major fuel fabricators. Our ultimate commercial success depends on how soon and what kind of a commercial arrangement we are able to negotiate with one or more of these potential partners. As a result, building relationships with these potential partners and keeping them up-to-date on our fuel technology demonstration progress through ongoing dialogue are the essential elements of our commercialization strategy.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make a variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. For a discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our financial statements, please see “Critical Accounting Policies and Estimates” under Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed on March 15, 2016, incorporated herein by reference. There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2016.

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

OPERATIONS REVIEW

Business Segments and Periods Presented

We have provided a discussion of our results of operations on a consolidated basis and have also provided certain detailed segment information for each of our business segments below for the three months and nine months ended September 30, 2016 and 2015, in order to provide a meaningful discussion of our business segments. We have organized our operations into two principal segments: Consulting and Technology Business segments. We present our segment information along the same lines that our chief executives review our operating results in assessing performance and allocating resources.

BUSINESS SEGMENT RESULTS - THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

					Corporate and
	Consulting		Technology		Eliminations		Total
	2016	2015	2016	2015	2016	2015	2016	2015

Revenue	$83,219	$234,163	$0	$0	$0	$0	$83,219	$234,163
Segment Profit (Loss) – Pre Tax	$(103,758)	$(2,843)	$(441,874)	$(302,912)	$(957,885)	$131,484	$(1,503,517)	$(174,271)
Total Assets	$83,219	$255,035	$1,121,771	$893,187	$5,059,686	$2,113,912	$6,264,676	$3,262,134
Interest Expense	$0	$0	$0	$0	$4,689	$0	$4,689	$0

Technology Business

Over the next 12 to 15 months, we expect to incur approximately $3 million to $4 million in research and development expenses related to the development of our proprietary nuclear fuel designs. We spent approximately $0.4 million and $0.3 million for research and development during each of the three months ended September 30, 2016 and 2015, respectively.

Over the next 2-3 years, we expect that our research and development activities will increase and will be primarily focused on testing and demonstration of our metallic fuel technology for Western-type water-cooled reactors. The main objective of this research and development phase is to prepare for full-scale demonstration of our fuel technology in an operating commercial power reactor.

Consulting Services Business

At the present time, all of our revenue for the three months ended September 30, 2016 and 2015 is from our consulting services business segment. The fee type and structure that we offer for each client engagement is dependent on a number of variables, including the complexity of the services, the level of the opportunity for us to improve the client’s electricity generation capabilities using nuclear power plants, and other factors.

Consolidated Results of Operations – Three Months Ended September 30, 2016 and 2015

The following table presents our historical operating results and the increase (decrease) in amounts for the periods indicated:

	Three Months Ended
	September 30,		(Decrease)	(Decrease)
	2016	2015	Change $	Change %

Consulting Revenues	$83,219	$234,163	$(150,944)	(64)%
Consulting expenses	$43,919	$118,954	$(75,035)	(63)%
Gross profit	$39,300	$115,209	$(75,909)	(66)%
General and administrative	$1,106,125	$1,067,166	$38,959	4%
Research and development expenses	$441,874	$302,912	$138,962	46%
Total Operating Loss	$(1,508,699)	$(1,254,869)	$253,830	20%
Other Income and (Expenses)	$5,182	$1,080,598	$(1,075,416)	(100)%
Net loss - before income taxes	$(1,503,517)	$(174,271)	$1,329,246	763%

Revenue

The following table presents our revenues, by business segment, for the three months presented (rounded in millions):

	Three Months Ended
	September 30,
	2016	2015

Consulting Segment Revenues:
ENEC and FANR (UAE)	$0.0	$0.2
Other	0.1	0.0
Total	0.1	0.2
Technology Segment Revenues	0.0	0.0
Total Revenues	$0.1	$0.2

The decrease in our revenues from 2016 to 2015 of $0.1 million resulted from the net decrease in the work performed for our FANR project of approximately $0.2 million, offset by an increase in revenue working on one other project as a subcontractor of approximately $0.1 million. Our consulting projects with FANR are being performed pursuant to ongoing requests to work on specific projects on a time and expense basis as needed. The FANR contract was extended to December 31, 2016. The future revenue to be earned and recognized under the FANR agreement will depend upon agreed upon work plans that are under current discussion, which can differ from the revenue amounts initially planned to be earned under these agreements.

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

Costs and Expenses

The following table presents our cost of services provided, by business segment, for the periods presented (rounded in millions):

	Three Months Ended
	September 30,
	2016	2015

Consulting	$0.0	$0.1
Technology	0.0	0.0
Total	$0.0	$0.1

Cost of Services Provided

The cost of services provided for the three months ended September 30, 2016 versus the three months ended September 30, 2015 decreased due to the decrease in revenue. Cost of services provided is comprised of expenses related to the consulting, professional, administrative, and other support costs and stock-based compensation allocated to our consulting projects labor, which were incurred to perform and support the work done for our consulting projects with FANR and our other contracts. Total stock based compensation allocated to our cost of services was not significant for the three months ended September 30, 2016 and for the three months ended September 30, 2015. The billing rates available to us from our outside consultants who provide services under our consulting contracts predominantly remained the same in 2016 and 2015. If consulting revenues increase in future periods, we expect cost of services provided will increase in dollar amount and may increase as a percentage of revenues due to increased pricing competition for consulting contracts.

Total reported gross profit margin for the three months ended September 30, 2016 was 47% compared to 49% for the three months ended September 30, 2015, substantially the same for both periods.

See Note 1-Basis of presentation and Note 3-Accounts Receivable – Project Revenue and Project Costs of the notes to our condensed consolidated financial statements included in Part I Item 1 of this Quarterly Report on Form 10-Q for additional information about our cost of services provided.

Research and Development

The following table presents our research and development expenses, (rounded in millions):

	Three Months Ended
	September 30,
	2016	2015

Research and development expenses	$0.4	$0.3

Research and development expenses consist mostly of compensation and related overhead costs for personnel responsible for the research and development of our fuel. Total research and development expenses remained primarily the same for the three month periods ended September 30, 2016 and 2015. There was an increase in research and development expenses for our nuclear fuel with IFE, CNL and BWXT of approximately $0.1 million in 2016 and an increase in stock-based compensation allocated to research and development expenses in 2016 of approximately $0.1 million. These increases were offset by a decrease in consulting fees and other research and development expenses of approximately $0.1 million. Total stock-based compensation included in research and development expenses was approximately $112,000 and $58,000 for the three months ended September 30, 2016 and 2015, respectively, due to the increase in stock option grants in the fourth quarter of 2015.

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

General and Administrative Expenses

The following table presents our general and administrative expenses, (rounded in millions):

	Three Months Ended
	September 30,
	2016	2015

General and administrative expenses	$1.1	$1.1

General and administrative expenses consist mostly of compensation and related costs for personnel and facilities, stock-based compensation, finance, human resources, information technology, and fees for consulting and other professional services. Professional services are principally comprised of outside legal, audit, strategic advisory services and outsourcing services.

There was an increase in stock-based compensation of approximately $0.1 million, offset by a decrease in rent and other general and administrative expenses of approximately $0.1 million. Total stock-based compensation included in general and administrative expenses were approximately $273,000 and $151,000 for the three months ended September 30, 2016 and 2015, respectively. The increase in stock-based compensation was due to stock options granted in the last quarter of 2015 and the decrease in rent was due to the relocation of the office in 2016 to smaller space.

See Note 10 - Stockholders’ Equity of the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information regarding our stock-based compensation.

Other Income (Expenses)

There was decrease in net other income of approximately $1.1 million. This decrease was due to a decrease in warrant valuation income of approximately $1.0 million and an increase in financing cost expense of approximately $0.1 million. The change for the warrant revaluation in our statements of operations is due to a change in the fair value of the warrant liability as a result of a change in our stock price, change in the contractual life and change in the volatility factors of the warrants. The increase in financing costs was due to the amortization of the deferred financing costs asset recorded for the Aspire option agreement (see Note 10 of the notes to the accompanying condensed consolidated financial statements).

See Note 9-Warrant Liability of the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information regarding our warrant liability.

Interest income and other income and expenses, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, was substantially the same.

Provision for Income Taxes

The following table presents our provision for income taxes. Our effective tax rate for the periods presented is 38%.

	Three Months Ended
	September 30,
	2016	2015

Provision for income taxes	$0.0	$0.0

We incurred a pre-tax net loss for both 2016 and 2015. We reviewed all sources of income for purposes of recognizing the deferred tax assets and concluded a full valuation allowance for 2016 and 2015 was necessary. Therefore we did not have a provision for taxes for both the three months ended September 30, 2016 and 2015.

BUSINESS SEGMENT RESULTS - NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

					Corporate and
	Consulting		Technology		Eliminations		Total
	2016	2015	2016	2015	2016	2015	2016	2015

Revenue	$372,142	$656,220	$0	$0	$0	$0	$372,142	$656,220
Segment Profit (Loss) – Pre Tax	$(263,785)	$(142,402)	$(1,450,954)	$(910,458)	$(1,420,688)	$(23,753)	$(3,135,427)	$(1,076,613)
Total Assets	$83,219	$255,035	$1,121,771	$893,187	$5,059,686	$2,113,912	$6,264,676	$3,262,134
Interest Expense	$0	$0	$0	$0	$17,060	$0	$17,060	$0

Consolidated Results of Operations

The following table presents our historical operating results as a percentage of revenues for the periods indicated:

			(Decrease)	(Decrease)
	2016	2015	Change $	Change %
Consulting Revenues	$372,142	$656,220	$(284,078)	-43%

Cost of services provided
Consulting expenses	$174,281	$452,007	$(277,726)	-61%
Gross profit	$197,861	$204,213	$(6,352)	-3%

Operating Expenses
General and administrative	$3,311,488	$3,106,265	$205,223	7%
Research and development expenses	$1,450,954	$910,458	$540,496	59%
Total Operating Loss	$(4,564,581)	$(3,812,510)	$752,071	20%
Other Income and (Expenses)	$1,429,154	$2,735,897	$1,306,743	-48%
Net loss - before income taxes	$(3,135,427)	$(1,076,613)	$2,058,814	191%

Revenue

The following table presents our revenues, by business segment, for the nine months presented (rounded in millions):

	Nine Months Ended
	September 30,
	2016	2015
Consulting Segment Revenues:
ENEC and FANR (UAE)	$0.1	$0.5
Other	0.3	0.2
Total	0.4	0.7
Technology Segment Revenues	0.0	0.0
Total Revenues	$0.4	$0.7

The decrease in our revenues from 2016 to 2015 of $0.3 million resulted from the decrease in the work performed for our FANR project of approximately $0.4 million. Our consulting projects with FANR are being performed pursuant to ongoing requests to work on specific projects on a time and expense basis as needed. The FANR contract was extended to December 31, 2016. The future revenue to be earned and recognized under the FANR agreement will depend upon agreed upon work plans that are under current discussion, which can differ from the revenue amounts initially planned to be earned under these agreements.

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

Costs and Expenses

The following table presents our cost of services provided, by business segment, for the periods presented (rounded in millions):

	Nine Months Ended
	September 30,
	2016	2015

Consulting	$0.2	$0.5
Technology	0.0	0.0
Total	$0.2	$0.5

Cost of Services Provided

The cost of services provided for the nine months ended September 30, 2016 and 2015 decreased due to the decrease in revenue, as mentioned above. There was a decrease in stock-based compensation allocated to cost of services provided of approximately $0.1 million and the decrease in labor costs allocated to cost of services provided of approximately $0.1 million. Cost of services provided is comprised of expenses related to the consulting, professional, administrative, and other support costs and stock-based compensation allocated to our consulting projects labor, which were incurred to perform and support the work done for our consulting projects with FANR and our other contracts. Total stock based compensation allocated to our cost of services provided totaled approximately $32,000 and $176,000 for the nine months ended September 30, 2016 and 2015, respectively. The billing rates available to us from our outside consultants who provide services under our consulting contracts predominantly remained the same in 2016 and 2015. If consulting revenues increase in future periods, we expect cost of services provided will increase in dollar amount and may increase as a percentage of revenues due to increased pricing competition for consulting contracts.

Total reported gross profit margin for the nine months ended September 30, 2016 was 53% compared to 31% for the nine months ended September 30, 2015, due primarily to a higher profit margin earned on one consulting project.

See Note 1-Basis of presentation and Note 3-Accounts Receivable – Project Revenue and Project Costs of the notes to our condensed consolidated financial statements included in Part I Item 1 of this Quarterly Report on Form 10-Q for additional information about our cost of services provided.

Research and Development

The following table presents our research and development expenses, (rounded in millions):

	Nine Months Ended
	September 30,
	2016	2015

Research and development expenses	$1.5	$0.9

Research and development expenses consist mostly of compensation and related overhead costs for personnel responsible for the research and development of our fuel. Total research and development expenses increased by approximately $0.6 million in 2016, due to an increase in research and development activities for our nuclear fuel with IFE, CNL and BWXT of approximately $0.4 million, an increase in professional fees of approximately $0.1 million and an increase in salaries and benefits of approximately $0.1 million. Total stock-based compensation included in research and development expenses remained approximately the same and was approximately $261,000 and $244,000 for the nine months ended September 30, 2016 and 2015, respectively.

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

General and Administrative Expenses

The following table presents our general and administrative expenses, (rounded in millions):

	Nine Months Ended
	September 30,
	2016	2015

General and administrative expenses	$3.3	$3.1

General and administrative expenses consist mostly of compensation and related costs for personnel and facilities, stock-based compensation, finance, human resources, information technology, and fees for consulting and other professional services. Professional services are principally comprised of outside legal, audit, strategic advisory services and outsourcing services. Total general and administrative expenses increased by approximately $0.2 million in 2016, due to an increase in payroll and related benefits of approximately $0.1 million; increase in stock offering costs expensed of approximately $0.1 million; an increase in professional fees of approximately $0.1 million and an increase in other general and administrative costs of approximately $0.2 million. These increases were offset by decreases in rent of approximately $0.2 million and a decrease in stock-based compensation of approximately $0.1 million.

The increase in professional fees was primarily due to the derivative warrant liability. The decrease in rent is due to the smaller office space we now occupy in 2016. Total stock based compensation allocated to our general and administrative expenses totaled approximately $650,000 and $597,000 for the nine months ended September 30, 2016 and 2015, respectively.

See Note 10 - Stockholders’ Equity of the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information regarding our stock-based compensation.

Other Income (Expense) - (rounded in millions):

Other income and expenses for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, decreased by approximately $1.3 million. The non-cash warrant income decreased by approximately $1.1 million; the warrant modification expense increased by approximately $0.1 million and the increase in financing costs due to the amortization of deferred financing costs was approximately $0.1 million.

During the nine months ended September 30, 2016 and 2015, we recorded non-cash warrant income of approximately $1.6 million and $2.7 million, respectively, for warrant revaluation in our statements of operations due to a change in the fair value of the warrant liability as a result of a change in our stock price, change in the contractual life and change in the volatility factors of the warrants.

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

We incurred a pre-tax net loss for both 2016 and 2015. We reviewed all sources of income for purposes of recognizing the deferred tax assets and concluded a full valuation allowance for 2016 and 2015 was necessary. Therefore we did not have a provision for taxes for both nine months ended September 30, 2016 and 2015.

Liquidity, Capital Resources and Financial Position

To date, our consulting revenue has not provided sufficient cash flow to cover both our research and development expenses and corporate overhead expenses.

The current primary potential sources of cash available to us are equity investments through our equity purchase agreements with Aspire Capital and our ATM agreement with MLV. We have no debt or debt credit lines and we have financed our operations to date through our consulting revenue and the sale of our common stock. We raised approximately $0.2 million in 2015 from our ATM financing agreement, and as of the date of this filing, we have raised approximately $3.6 million in 2016 through our equity purchase agreements with Aspire Capital. On June 28, 2016, we entered into a Securities Purchase Agreement with General International Holdings, Inc. (“GIH”), pursuant to which GIH purchased 1,020,000 shares of our newly created Non-Voting Series A Convertible Preferred Stock for $2.8 million or approximately $2.75 per share on August 2, 2016. We have also entered into an option agreement with Aspire Capital that will give us an option until December 31, 2019 to enter in two equity line agreements for a combined total of $20 million (see Note 10 of the notes to the accompanying condensed consolidated financial statements).

As of September 30, 2016, we had total cash and cash equivalents of approximately $3.2 million. Our working capital at September 30, 2016, was approximately $3.1 million. Our current average monthly cash flow shortfall based on our current operations, is anticipated to average in the range of approximately $400,000-$500,000 per month through the remainder of 2016 as we anticipate increasing spending on research and development. We are working to reduce our monthly cash flow shortfall and also currently seeking new sources of financing. We may delay incurring some operating expenses, which will reduce our cash flow shortfall for the next 12 months, if needed.

We have put in place an ATM financing arrangement with MLV and equity purchase agreements with Aspire Capital to fund our future research and development expenses and overhead expenses over the next 12 months. Based on the anticipated future equity fund raises from our ATM, equity purchase agreements with Aspire Capital and other equity raises, we expect to have sufficient working capital for the next 12 months of operations. The following table provides detailed information about our net cash flows for the nine months ended September 30, 2016 and 2015.

Cash Flow (in millions)

	Nine Months Ended
	September 30,
	2016	2015

Net cash used in operating activities	$(3.9)	$(2.5)
Net cash used in investing activities	$(0.2)	$(0.1)
Net cash provided by financing activities	$6.8	$0.1
Net cash inflow (outflow)	$2.7	$(2.5)

Operating Activities (in millions)

The increase in our cash used in operating activities in 2016 of $1.4 million was primarily due to the decrease in our revenue and the increase in our operating expenses in 2016 and the change in working capital items as explained below.

Cash used in operating activities for the nine months ended September 30, 2016, consisted of a net loss of $3.1 million, net non-cash adjustments which increased cash flow used in operating activities of approximately $0.5 million and a net decrease in working capital items of approximately $0.3 million. The cash provided by working capital was due primarily to a decrease in accounts receivable of $0.1 million due to our decreased revenue; offset by a decrease in accounts payable and accrued expenses of $0.3 million due to our increase in payments to vendors; and a decrease in our deferred lease abandonment liability of $0.1 million, due to rent payments made for the sub-leased prior office space.

Cash used in operating activities in the nine months ended September 30, 2015, consisted of net loss adjusted for non-cash expense items such as stock-based compensation, as well as the effect of changes in working capital. Cash used in operating activities for the nine months ended September 30, 2015, consisted of a net loss of $1.1 million and net negative adjustments for non-cash expense items that increased cash used in operating activities totaling approximately $1.7 million and a net increase in working capital items of $0.3 million. Total cash provided by (used in) working capital consisted of an increase in accounts receivable of $0.2 million, an increase in prepaid expenses of $0.1 million.

Investing Activities

Net cash used by our investing activities for the nine months ended September 30, 2016, as compared to net cash used by our investing activities in 2015 increased by approximately $0.1 million due to an increase in spending for patent application costs. These applications are filed for the new developments resulting from our research and development activities in our technology business segment. We anticipate these patent costs to increase in the future periods due to the continuing research and development work we plan to perform on our all-metal fuel design.

Financing Activities

Net cash provided by our financing activities for the nine months ended September 30, 2016, as compared to net cash provided by our financing activities for the nine months ended September 30, 2015 was an increase of $6.7 million. There was an increase in the proceeds from the issuance of our common stock through our equity purchase agreements with Aspire Capital of approximately $3.6 million and an increase in cash from the transfer of our restricted cash to our operating account of approximately $0.3 million. There was also an increase in the proceeds from the issuance of our Series A Preferred Stock of $2.8 million. There was also an increase in our short-term notes payable to a vendor of approximately $0.1 million offset by payments on the note of approximately $0.1 million.

On September 4, 2015, we entered into an equity purchase agreement with Aspire Capital, which provides that Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of our common stock over a two-year term, subject to our election to sell any such shares. We have approximately $7.4 million of remaining availability under the equity line purchase agreement and we have received shareholder approval at our 2016 Annual Shareholder Meeting to issue up to 3.0 million shares of common shares pursuant to the equity line purchase agreement. On August 10, 2016 the Company entered into an option agreement with Aspire Capital whereby the Company has the right, at any time prior to December 31, 2019, to require Aspire Capital to enter into with the Company, up to two common stock purchase agreements each with a three year term, with an aggregate amount under both purchase agreements combined not to exceed $20,000,000 (see Note 10 of the notes to the accompanying condensed consolidated financial statements).

On June 11, 2015, we entered into an ATM issuance sales agreement with MLV & Co. LLC, pursuant to which the Company may issue and sell shares of its common stock from time to time through MLV as the Company’s sales agent. On December 2, 2015 we filed a prospectus supplement which increased the maximum amount registered for sale pursuant to the ATM sales agreement to $5.8 million. The amount available under the Company’s Form S-3 shelf registration statement, which may be used to register additional sales under the ATM sales agreement, will increase upon an increase in the company’s stock price.

Short-Term and Long-Term Liquidity Sources

In addition to the ATM financing and equity purchase agreements financing arrangements discussed above, we will seek new financing or additional sources of capital, depending on the capital market conditions, over the next 12 months. There can be no assurance that some of these additional sources of capital will be made available to us. The primary potential sources of cash available to us are as follows:

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

We will need to raise additional capital in 2017 by way of an offering of equity securities, an offering of debt securities, a financing through a bank, or a strategic alliance with another entity, options which we are currently exploring to fund our future research and development activities.

See Note 10- Stockholders’ Equity of the notes to our condensed consolidated financial statements included in Part I Item 1 of this Quarterly Report on Form 10-Q for information regarding our ATM financing and equity purchase agreements financing arrangements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, evaluated the disclosure controls and procedures related to the recording, processing, summarization and reporting of information in the periodic reports that we file with the SEC. These disclosure controls and procedures have been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2016.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. The Company is not involved in any material legal proceedings.

ITEM 1A. RISK FACTORS

You should carefully consider the risk factors discussed in Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

Reference is made to the Exhibit Index beginning immediately after the signature page hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2016

LIGHTBRIDGE CORPORATION

By:	/s/ Seth Grae
Name: Seth Grae
Title: President, Chief Executive Officer and
Director
(Principal Executive Officer)

By:	/s/ Linda Zwobota
Name: Linda Zwobota
Title: Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Change filed with the Nevada Secretary of State on July 14, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on July 20, 2016)

3.2	Certificate of Designation of Non-Voting Series A Convertible Preferred Stock of Lightbridge Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on August 3, 2016)

3.3	Amended and Restated Bylaws of Lightbridge Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on August 29, 2016)

10.1

Investors Rights Agreement, dated August 2, 2016, between Lightbridge Corporation and General International Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 3, 2016)

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

