Form 10-K
period 2016-12-31
LIGHTBRIDGE Corp
filed 2017-03-23
CIK 1084554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At June 30, 2016, the aggregate market value of shares held by non-affiliates of the registrant (based upon the closing sale price of such shares on the Nasdaq Capital Market on June 30, 2016) was $10,624,252.

At March 2, 2017 there were 9,468,982 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2017 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2016.

LIGHTBRIDGE CORPORATION
FORM 10-K
For the Fiscal Year Ended December 31, 2016

FORWARD-LOOKING STATEMENTS

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are statements that could be deemed forward-looking statements. We use words such as “believe”, “expect”, “anticipate”, “project”, “target”, “plan”, “optimistic”, “intend”, “aim”, “will”, or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, (1) those concerning market and business segment growth, demand and acceptance of our nuclear energy consulting services and nuclear fuel technology business, (2) any projections of sales, earnings, revenue, margins or other financial items, (3) any statements of the plans, strategies and objectives of management for future operations, (4) any statements regarding future economic conditions or performance, (5) uncertainties related to conducting business in foreign countries, as well as (6) all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, as well as assumptions that if they were to materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Such risks and uncertainties, among others, include:

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

PART I

Item 1. Description of Business

OVERVIEW OF OUR TWO BUSINESS SEGMENTS

When used in this annual report, the terms “Lightbridge”, “Company”, “we”, “our”, and “us” refer to Lightbridge Corporation and its wholly-owned subsidiaries Lightbridge International Holding, LLC (a Delaware limited liability company) and Thorium Power, Inc. (a Delaware corporation).

Lightbridge is a leading nuclear fuel technology company and we participate in the nuclear power industry in the United States and internationally. Our mission is to be a world leader in the design and commercialization of nuclear fuels that we anticipate will be economically attractive, enhance reactor safety, be proliferation resistant, and produce less waste than current generation nuclear fuels, and to provide world-class strategic advisory services to governments and utilities seeking to develop or expand civil nuclear power programs.

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

We are currently focusing our development efforts on all-metal fuel (i.e., non-oxide fuel) for currently operating as well as new build reactors. The Company also owns intellectual property associated with fuel assembly designs for all-uranium seed and blanket fuel for existing plants and new build reactors and thorium-based seed and blanket fuel for both existing and new build reactors. Each of the fuel designs utilizes our metallic fuel rod technology, and each design advances our mission to improve the cost competitiveness, safety, proliferation resistance, and performance of nuclear power generation. The Company’s focus on metallic fuel is based on input from nuclear utilities that have expressed interest in the improved economics and enhanced safety that metallic fuel can provide.

In response to the challenges associated with conventional oxide fuels and our analysis that the world cannot meet its climate, air pollution, and energy goals without an increase in nuclear power, we have designed our innovative, proprietary metallic fuels to be capable of significantly higher burnup and power density compared to conventional oxide fuels. The fuel in a nuclear reactor generates heat energy. That heat is then converted through steam into electricity that is sold. Burnup is the total amount of electricity generated per unit mass of nuclear fuel, and is a function of the power density of a nuclear fuel and the amount of time the fuel operates in the reactor. Power density is the amount of heat power generated per unit volume of nuclear fuel. Conventional oxide fuel used in existing commercial reactors is approaching the limits of its burnup and power density capability. As a result, further optimization to increase power output from the same core size and improve the economics and safety of nuclear power generation using conventional oxide fuel technologies is limited. As the industry prepares to meet the increasing global demand for electricity production, longer operating cycles and higher reactor power outputs have become a much sought-after solution for the current and future reactor fleet.

We believe our proprietary nuclear fuel designs have the potential to significantly enhance the nuclear power industry’s economics and increase power output by:

•	providing an increase in power output of up to 10% while simultaneously extending the operating cycle length from 18 to 24 months in existing pressurized water reactors (including in Westinghouse-type four-loop PWR plants which are currently constrained to an 18-month operating cycle by oxide fuel); or increasing the power up to 17% while retaining an 18-month operating cycle;

•	enabling increased reactor power output (up to 30% increase) without changing the core size in new build pressurized water reactors (PWRs); and

•	reducing the volume of spent fuel per kilowatt-hour as well as enhancing proliferation resistance of spent fuel.

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

We are currently focusing our development efforts on the metallic fuel with a power uprate of up to 10% and a 24-month operating cycle in existing Westinghouse-type four-loop pressurized water reactors in the United States. Those reactors represent a large segment of the global market and comprise our initial target market. Our metallic fuel could also be adapted for use in other types of water-cooled commercial power reactors, such as boiling water reactors, Canada Deuterium Uranium (CANDU) pressurized heavy water reactors, as well as water-cooled small modular reactors.

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

Consulting Business Segment Overview

Our business model expanded with the establishment of a consulting business segment in 2007, through which we provide consulting and strategic advisory services to companies and governments planning to create or expand electricity generation capabilities using nuclear power plants. On August 1, 2008, we signed separate consulting services agreements with two government entities: Emirates Nuclear Energy Corporation (ENEC) formed by Abu Dhabi, one of the member Emirates of the United Arab Emirates (UAE), and the Federal Authority for Nuclear Regulation (FANR) formed by the government of the UAE. Under these two original agreements, we have provided consulting and strategic advisory services over a contract term of five years starting from June 23, 2008. The FANR contract had been extended to December 31, 2016 and has now expired, though we continue to provide services to FANR under a subcontract with Lloyds Register Group Limited, a limited company registered in England and Wales. These contracts can each continue to be extended upon agreement by both parties. Substantially all of our consulting business segment revenue is from foreign sources. We have also signed other consulting contracts in 2013 and 2014 with governmental and non-governmental entities to provide various consulting services that ended in 2016.

NEXT GENERATION NUCLEAR FUEL FOR THE NUCLEAR INDUSTRY

Research and Development Project Schedule

We currently anticipate that we, working in collaboration with our development partners/vendors and in certain cases contingent upon execution of collaborative research and development agreements with them will be able to:

•	Perform in-reactor and out-of-reactor experiments in 2017-2020;

•	Develop analytical models in 2017-2018 for our metallic fuel technology that can be used for reactor analysis and regulatory licensing;

•	Have semi-scale metallic fuel samples fabricated in 2019-2020 for irradiation testing in a test reactor environment under prototypic commercial reactor conditions;

•	Establish a pilot-scale fuel fabrication facility and demonstrate full-length fabrication of our metallic fuel rods in 2019-2020; and

•

Begin lead test assembly (LTA) operation in a full-size commercial light water reactor as soon as 2023-2024, which involves testing a limited number of full-scale fuel assemblies in the core of a commercial nuclear power plant over three 18-month cycles.

Accordingly, based on our current estimated schedule, a purchase order for an initial reload batch placed by a utility is expected as soon as 2026-2027 (after two 18-month cycles of LTA operation), with final qualification (i.e., deployment of fuel in the first reload batch) in a commercial reactor expected as soon as 2028-2029. In the interim, we expect to enter into a joint venture or a different commercial arrangement with one or more major fuel fabricators to complete the development, demonstration, regulatory licensing, and commercial deployment of our patented nuclear fuel technology. In addition, we intend to seek prepayment or other financing arrangements with utilities tied to LTA contracts.

OUR BUSINESS STRATEGY – NUCLEAR FUEL TECHNOLOGY BUSINESS SEGMENT

We intend to license our intellectual property for nuclear fuel designs to existing major nuclear fuel fabricators which have fuel supply contracts with utilities that own and operate nuclear power plants worldwide. We believe that such partnering will allow us to take advantage of the existing customer base of fuel fabricators, thus enabling our fuel products to achieve higher market penetration rates in a relatively short period of time. We are currently pursuing a research, development, and demonstration strategy aimed at generating sufficient interest and confidence in our fuel technology among major fuel fabricators with a view to entering into a commercial arrangement with one or more of them in 2017-2018.

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

2.	Early outreach to nuclear power utilities (pull marketing strategy to the customers of the fuel fabricators); and

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

COMPETITION, CURRENT STATUS AND CHALLENGES OF OUR NUCLEAR FUEL RESEARCH AND DEVELOPMENT WORK

COMPETITION

To our knowledge, our nuclear fuel development project is the only program that could be commercially viable to increase, in a safe and economically attractive way, power output by up to 17% in existing PWRs and up to 30% in new build PWRs. Due to long product development timelines, significant nuclear regulatory requirements, and our intellectual property, we believe that the barriers to entry are very high for a competitor to our nuclear fuel technology segment.

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

In 2015-2016, we received our export controls approval from the US Department of Energy for all of our planned work in France, Norway, Sweden, and Canada.

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

CHALLENGES

•	Collaboration with a fuel fabricator that can fabricate the LTAs and a nuclear utility that is willing to accept the LTAs is required for LTA demonstration in a commercial reactor. In the US, the fabricator and the utility will be primarily responsible for securing necessary regulatory licensing approvals for the LTA operation. To this end, in 2011, we established a Nuclear Utility Fuel Advisory Board (NUFAB) to further strengthen dialogue with global nuclear utilities. Separately, we are in the process of finalizing our joint venture with AREVA NP to complete the development, demonstration, regulatory licensing, and commercial deployment of our metallic nuclear fuel in most types of reactors that are currently in operation or are under construction.

•	There is a lack of publicly available experimental data on our metallic fuel. As a result, we will need to conduct various irradiation experiments to confirm fuel performance under normal and off-normal events. Loop irradiation in a test reactor environment prototypic of commercial reactor operating conditions and other experiments on unirradiated and irradiated metallic fuel samples will be essential to demonstrate the performance and advantages of our metallic fuel. We are currently planning loop irradiation testing of our metallic fuel samples in a research reactor as part of this effort.

•	Existing analytical models may be inadequate. New analytical models, capable of accurately predicting the behavior of our metallic fuel during normal operation and off-normal events may be required. Experimental data measured from our planned irradiation demonstrations will help to identify areas where new analytical models or modifications to existing ones may be required.

•	Demonstration of a fabrication process both for semi-scale irradiation fuel samples and subsequently for full-length (12-14 feet) metallic fuel rods for PWR LTAs is required. Past operating experience with similar metallic fuel composition involved fabrication of metallic fuel rods up to 3 feet in length in Russia. In 2015, we entered into separate agreements with CNL, a wholly owned subsidiary of Atomic Energy of Canada Limited, and BWXT Nuclear Energy, Inc., a wholly owned subsidiary of BWX Technologies, Inc. to demonstrate feasibility of fabrication of semi-scale irradiation fuel samples at their existing facilities in Canada and the United States, respectively. AREVA NP also completed a similar feasibility study under a Joint Development Agreement we entered into in March 2016. Our current plan is for these fabricated semi-scale irradiation fuel samples to be irradiated to their target burnup in a pressurized water loop of the Halden Research Reactor located in Halden, Norway and for post-irradiation examination of the irradiated fuel samples to be performed on the same site in Norway. There is also the opportunity to utilize additional nearby hot cell facilities located in Studsvik, Sweden that are operated by the Swedish company Studsvik AB.

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

OVERVIEW OF THE NUCLEAR POWER INDUSTRY

Potential Market

Presently, nuclear power provides approximately 7% of the world’s energy, including approximately 11% of the world’s electricity. According to the World Nuclear Association, as of March 1, 2017 there were approximately 447 operable nuclear power plants worldwide, mostly light water reactors, with the most common types being PWRs, BWRs, and VVER reactors (a Russian equivalent of PWRs). Nuclear power provides a non-fossil fuel, low-carbon energy solution that can meet baseload electricity needs.

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

Of the world’s existing reactors currently in operation, PWRs (including Russian-designed VVERs) account for more than half of the net operating capacity, with BWRs being the second most prevalent and accounting for another 20%.

Of the nuclear reactors currently under construction, over 80% are either PWRs or VVERs with a rated electric power output of 1,000 megawatts (“MWe”) or greater.

Utilities have embraced power uprates as a cost-effective way to increase their generation capacity. While the efforts thus far have occurred mostly in the United States, there is a large, untapped worldwide market for power uprates. There are over 200 PWRs operating outside the United States. If all of these plants had their power increased by 10%, the aggregate generating capacity would increase by about 20,000 MWe. This is equivalent to about 12 new 1,200 MWe reactors. The incentive to proceed with power uprates at the 10% level is significant since there are few changes required to implement the power uprate, and the changes that are required are relatively inexpensive. The limiting factor at the moment is the fuel. We believe that our metallic fuel rod technology will enable the 10% increase in power along with extending the fuel cycle to 24 months, and can be used to support even greater power increases up to 30%.

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

Influence of the Accident at Fukushima, Japan and New International Nuclear Build

The nuclear accident at the Fukushima nuclear power plant in Japan following the strong earthquake and massive tsunami that occurred on March 11, 2011 increased public opposition to nuclear power in some countries, resulting in a slowdown in, or, in some cases, a complete halt to, new construction of nuclear power plants and an early shut down of existing power plants in certain countries. As a result, some countries that were considering launching new domestic nuclear power programs before the Fukushima accident have delayed or cancelled preparatory activities they were planning to undertake as part of such programs. This has diminished the number of consulting opportunities that we could compete for globally, at least in the near-term. In addition, the Fukushima accident appears to have shrunk the projected size of the global nuclear power market in 2025-2030 as reflected in the most recent reference case projections published by the World Nuclear Association (“WNA”). At the same time, the event has brought a greater emphasis on safety to the forefront that may be beneficial to us because our metallic fuel provides improved safety and fuel performance during normal operation and design-basis accidents.

Our Initial Target Market

Presently, we are targeting Western-type PWR reactors with a net capacity of 900 MWe or more that will be under 40 years of age by 2025. These reactors represent the largest market segment, both in terms of operating reactors and new build units under construction or planned. Our technology is applicable to many more reactors than those included in our initial target market. The initial target market was selected as we believe that it represents the largest commercial market segment with the highest potential for return on investment in the near-term.

Based on the WNA’s reactor database, we estimate that the current size of our initial target market is approximately 157 gigawatts electric, or GWe, of net generating capacity. We estimate the size of our target market to expand to 252 GWe by 2025 and 266 GWe by 2035.

Within the identified potential target market, France, China, the United States, and Korea represent the largest market segment, accounting for over 70% of the total projected target market size in 2035. We believe that it is important for us, through technology license arrangements with major fuel vendors, to ultimately secure a footing in one or more of these countries in order to achieve meaningful market penetration rates.

OUR INTELLECTUAL PROPERTY

Our nuclear fuel technologies are protected by multiple US and international patents. Our current patent portfolio is comprised of the following patents:

Country	Application Date	Registration Date	Title	Case Status
Granted US Patents
United States of America	12/26/2007	2/18/2014	NUCLEAR REACTOR (ALTERNATIVES), FUEL ASSEMBLY OF SEED-BLANKET SUBASSEMBLIES FOR NUCLEAR REACTOR (ALTERNATIVES), AND FUEL ELEMENT FOR FUEL ASSEMBLY	Registered
United States of America	12/25/2008	5/31/2016	LIGHT-WATER REACTOR FUEL ASSEMBLY (ALTERNATIVES), A LIGHT-WATER REACTOR, AND A FUEL ELEMENT OF FUEL ASSEMBLY	Registered
United States of America	12/22/2008	2/14/2012	NUCLEAR REACTOR (ALTERNATIVES), FUEL ASSEMBLY OF SEED-BLANKET SUBASSEMBLIES FOR NUCLEAR REACTOR (ALTERNATIVES), AND FUEL ELEMENT FOR FUEL ASSEMBLY	Registered

Country	Application Date	Registration Date	Title	Case Status

United States of America	8/17/1995	4/7/1998	SEED-BLANKET REACTORS	Registered
United States of America	2/4/1998	1/26/1999	SEED-BLANKET REACTORS	Registered
United States of America	2/4/1998	9/7/1999	SEED-BLANKET REACTORS	Registered
United States of America	3/22/1999	2/15/2000	SEED-BLANKET REACTORS	Registered

Granted International Patents
Australia	12/25/2008	9/3/2015	FUEL ASSEMBLY FOR A LIGHT-WATER NUCLEAR REACTOR (EMBODIMENTS), LIGHT-WATER NUCLEAR REACTOR AND FUEL ELEMENT OF THE FUEL ASSEMBLY	Registered
Australia	5/11/2011	7/2/2015	FUEL ASSEMBLY	Registered
Australia	12/26/2007	8/4/2016	NUCLEAR REACTOR (VARIANTS), FUEL ASSEMBLY CONSISTING OF DRIVER-BREEDING MODULES FOR A NUCLEAR REACTOR (VARIANTS) AND A FUEL CELL FOR A FUEL ASSEMBLY	Registered
Belgium	12/26/2007	5/18/2016	A FUEL ELEMENT, A FUEL ASSEMBLY AND A METHOD OF USING A FUEL ASSEMBLY	Registered
Belgium	12/23/2008	9/21/2016	A FUEL ELEMENT, A FUEL ASSEMBLY AND A METHOD OF USING A FUEL ASSEMBLY	Registered
Bulgaria	12/26/2007	5/18/2016	A FUEL ELEMENT, A FUEL ASSEMBLY AND A METHOD OF USING A FUEL ASSEMBLY	Registered
Bulgaria	12/23/2008	9/21/2016	A FUEL ELEMENT, A FUEL ASSEMBLY AND A METHOD OF USING A FUEL ASSEMBLY	Registered
Bulgaria	12/25/2008	4/13/2016	FUEL ASSEMBLY FOR A LIGHT-WATER NUCLEAR REACTOR (EMBODIMENTS), LIGHT-WATER NUCLEAR REACTOR AND FUEL ELEMENT OF THE FUEL ASSEMBLY	Registered
Bulgaria	5/11/2011	4/6/2016	FUEL ASSEMBLY	Registered

Country	Application Date	Registration Date	Title	Case Status

Canada	12/26/2007	4/26/2016	NUCLEAR REACTOR (VARIANTS), FUEL ASSEMBLY CONSISTING OF DRIVER-BREEDING MODULES FOR A NUCLEAR REACTOR (VARIANTS) AND A FUEL CELL FOR A FUEL ASSEMBLY	Registered
Canada	12/25/2008	11/29/2016	A LIGHT-WATER REACTOR FUEL ASSEMBLY (ALTERNATIVES), A LIGHT-WATER REACTOR, AND A FUEL ELEMENT OF FUEL ASSEMBLY	Registered
China	12/26/2007	2/12/2014	NUCLEAR REACTOR (VARIANTS), FUEL ASSEMBLY CONSISTING OF DRIVER-BREEDING MODULES FOR A NUCLEAR REACTOR (VARIANTS) AND A FUEL CELL FOR A FUEL ASSEMBLY	Registered
China	5/11/2011	5/18/2016	FUEL ASSEMBLY	Registered
China	12/25/2008	6/29/2016	FUEL ASSEMBLY FOR A LIGHT-WATER NUCLEAR REACTOR (EMBODIMENTS), LIGHT-WATER NUCLEAR REACTOR AND FUEL ELEMENT OF THE FUEL ASSEMBLY	Registered
Czech Republic	12/26/2007	5/18/2016	A FUEL ELEMENT, A FUEL ASSEMBLY AND A METHOD OF USING A FUEL ASSEMBLY	Registered
Czech Republic	12/23/2008	9/21/2016	A FUEL ELEMENT, A FUEL ASSEMBLY AND A METHOD OF USING A FUEL ASSEMBLY	Registered
Czech Republic	12/25/2008	4/13/2016	FUEL ASSEMBLY FOR A LIGHT-WATER NUCLEAR REACTOR (EMBODIMENTS), LIGHT-WATER NUCLEAR REACTOR AND FUEL ELEMENT OF THE FUEL ASSEMBLY	Registered
Czech Republic	5/11/2011	4/6/2016	FUEL ASSEMBLY	Registered
Eurasia			NUCLEAR REACTOR (ALTERNATIVES), FUEL ASSEMBLY OF SEED-BLANKET SUBASSEMBLIES FOR NUCLEAR REACTOR (ALTERNATIVES), AND FUEL ELEMENT FOR FUEL ASSEMBLY	Registered
European Patent Office	12/26/2007	5/18/2016	A FUEL ELEMENT, A FUEL ASSEMBLY AND A METHOD OF USING A FUEL ASSEMBLY	Registered
European Patent Office	12/23/2008	9/21/2016	A FUEL ELEMENT, A FUEL ASSEMBLY AND A METHOD OF USING A FUEL ASSEMBLY	Registered
European Patent Office	12/25/2008	4/13/2016	FUEL ASSEMBLY FOR A LIGHT-WATER NUCLEAR REACTOR (EMBODIMENTS), LIGHT-WATER NUCLEAR REACTOR AND FUEL ELEMENT OF THE FUEL ASSEMBLY	Registered
European Patent Office	5/11/2011	4/6/2016	FUEL ASSEMBLY	Registered
Finland	12/26/2007	5/18/2016	A FUEL ELEMENT, A FUEL ASSEMBLY AND A METHOD OF USING A FUEL ASSEMBLY	Registered
Finland	12/23/2008	9/21/2016	A FUEL ELEMENT, A FUEL ASSEMBLY AND A METHOD OF USING A FUEL ASSEMBLY	Registered
Finland	12/25/2008	4/13/2016	FUEL ASSEMBLY FOR A LIGHT-WATER NUCLEAR REACTOR (EMBODIMENTS), LIGHT-WATER NUCLEAR REACTOR AND FUEL ELEMENT OF THE FUEL ASSEMBLY	Registered
Finland	5/11/2011	4/6/2016	FUEL ASSEMBLY	Registered
France	12/26/2007	5/18/2016	A FUEL ELEMENT, A FUEL ASSEMBLY AND A METHOD OF USING A FUEL ASSEMBLY	Registered
France	12/23/2008	9/21/2016	A FUEL ELEMENT, A FUEL ASSEMBLY AND A METHOD OF USING A FUEL ASSEMBLY	Registered
France	12/25/2008	4/13/2016	FUEL ASSEMBLY FOR A LIGHT-WATER NUCLEAR REACTOR (EMBODIMENTS), LIGHT-WATER NUCLEAR REACTOR AND FUEL ELEMENT OF THE FUEL ASSEMBLY	Registered
France	5/11/2011	4/6/2016	FUEL ASSEMBLY	Registered
Germany	12/26/2007	5/18/2016	A FUEL ELEMENT, A FUEL ASSEMBLY AND A METHOD OF USING A FUEL ASSEMBLY	Registered
Germany	12/23/2008	9/21/2016	A FUEL ELEMENT, A FUEL ASSEMBLY AND A METHOD OF USING A FUEL ASSEMBLY	Registered
Germany	12/25/2008	4/13/2016	FUEL ASSEMBLY FOR A LIGHT-WATER NUCLEAR REACTOR (EMBODIMENTS), LIGHT-WATER NUCLEAR REACTOR AND FUEL ELEMENT OF THE FUEL ASSEMBLY	Registered
Germany	5/11/2011	4/6/2016	FUEL ASSEMBLY	Registered
Hungary	12/26/2007	5/18/2016	A FUEL ELEMENT, A FUEL ASSEMBLY AND A METHOD OF USING A FUEL ASSEMBLY	Registered
Hungary	12/23/2008	9/21/2016	A FUEL ELEMENT, A FUEL ASSEMBLY AND A METHOD OF USING A FUEL ASSEMBLY	Registered
Hungary	12/25/2008	4/13/2016	FUEL ASSEMBLY FOR A LIGHT-WATER NUCLEAR REACTOR (EMBODIMENTS), LIGHT-WATER NUCLEAR REACTOR AND FUEL ELEMENT OF THE FUEL ASSEMBLY	Registered
Hungary	5/11/2011	4/6/2016	FUEL ASSEMBLY	Registered
Japan	12/26/2007	8/1/2014	NUCLEAR REACTOR (VARIANTS), FUEL ASSEMBLY CONSISTING OF DRIVER-BREEDING MODULES FOR A NUCLEAR REACTOR (VARIANTS) AND A FUEL CELL FOR A FUEL ASSEMBLY	Registered
Japan	5/11/2011	9/9/2016	FUEL ASSEMBLY	Registered
Japan	12/25/2008	6/5/2015	FUEL ASSEMBLY FOR A LIGHT-WATER NUCLEAR REACTOR (EMBODIMENTS), LIGHT-WATER NUCLEAR REACTOR AND FUEL ELEMENT OF THE FUEL ASSEMBLY	Registered

Country	Application Date	Registration Date	Title	Case Status

Japan	12/26/2007	4/22/2016	NUCLEAR REACTOR (VARIANTS), FUEL ASSEMBLY CONSISTING OF DRIVER-BREEDING MODULES FOR A NUCLEAR REACTOR (VARIANTS) AND A FUEL CELL FOR A FUEL ASSEMBLY	Registered
Japan	5/11/2011	9/9/2016	FUEL ASSEMBLY	Registered
Republic of Korea	12/26/2007	12/15/2014	NUCLEAR REATION (VARIANTS), FUEL ASSEMBLY CONSISTING OF DRIVER-BREEDING MODULES FOR A NUCLEAR REACTOR (VARIANTS) AND A FUEL CELL FOR A FUEL ASSEMBLY	Registered
Republic of Korea	12/26/2007	4/20/2015	NUCLEAR REACTOR(ALTERNATIVES), FUEL ASSEMBLY OF SEED-BLANKET SUBASSEMBLIES FOR NUCLEAR REACTOR(ALTERNATIVES), AND FUEL ELEMENT FOR FUEL ASSEMBLY	Registered
Republic of Korea	12/25/2008	8/18/2015	FUEL ASSEMBLY FOR A LIGHT-WATER NUCLEAR REACTOR (EMBODIMENTS), LIGHT-WATER REACTOR AND FUEL ELEMENT OF THE FUEL ASSEMBLY	Registered
Spain	12/23/2008	9/21/2016	A FUEL ELEMENT, A FUEL ASSEMBLY AND A METHOD OF USING A FUEL ASSEMBLY	Registered
Sweden	12/26/2007	5/18/2016	A FUEL ELEMENT, A FUEL ASSEMBLY AND A METHOD OF USING A FUEL ASSEMBLY	Registered
Sweden	12/23/2008	9/21/2016	A FUEL ELEMENT, A FUEL ASSEMBLY AND A METHOD OF USING A FUEL ASSEMBLY	Registered
Sweden	12/25/2008	4/13/2016	FUEL ASSEMBLY FOR A LIGHT-WATER NUCLEAR REACTOR (EMBODIMENTS), LIGHT-WATER NUCLEAR REACTOR AND FUEL ELEMENT OF THE FUEL ASSEMBLY	Registered
Sweden	5/11/2011	4/6/2016	FUEL ASSEMBLY	Registered
Turkey	12/26/2007	5/18/2016	A FUEL ELEMENT, A FUEL ASSEMBLY AND A METHOD OF USING A FUEL ASSEMBLY	Registered
Turkey	12/23/2008	9/21/2016	A FUEL ELEMENT, A FUEL ASSEMBLY AND A METHOD OF USING A FUEL ASSEMBLY	Registered
Turkey	12/25/2008	4/13/2016	FUEL ASSEMBLY FOR A LIGHT-WATER NUCLEAR REACTOR (EMBODIMENTS), LIGHT-WATER NUCLEAR REACTOR AND FUEL ELEMENT OF THE FUEL ASSEMBLY	Registered
Turkey	5/11/2011	4/6/2016	FUEL ASSEMBLY	Registered
Ukraine			A LIGHT-WATER REACTOR FUEL ASSEMBLY (ALTERNATIVES), A LIGHT-WATER REACTOR, AND A FUEL ELEMENT OF FUEL ASSEMBLY	Registered
Ukraine			NUCLEAR REACTOR (ALTERNATIVES), FUEL ASSEMBLY OF SEED-BLANKET SUBASSEMBLIES FOR NUCLEAR REACTOR (ALTERNATIVES), AND FUEL ELEMENT FOR FUEL ASSEMBLY	Registered
United Kingdom	12/26/2007	5/18/2016	A FUEL ELEMENT, A FUEL ASSEMBLY AND A METHOD OF USING A FUEL ASSEMBLY	Registered
United Kingdom	12/23/2008	9/21/2016	A FUEL ELEMENT, A FUEL ASSEMBLY AND A METHOD OF USING A FUEL ASSEMBLY	Registered
United Kingdom	12/25/2008	4/13/2016	FUEL ASSEMBLY FOR A LIGHT-WATER NUCLEAR REACTOR (EMBODIMENTS), LIGHT-WATER NUCLEAR REACTOR AND FUEL ELEMENT OF THE FUEL ASSEMBLY	Registered

Pending US Patents
United States of America	5/11/2011		FUEL ASSEMBLY	Pending (GT)
United States of America	11/15/2013		FUEL ASSEMBLY	Pending
United States of America	9/16/2015		FUEL ASSEMBLY	Pending (GT)

Country	Application Date	Registration Date	Title	Case Status

Pending International Patents
Australia	5/11/2011		FUEL ASSEMBLY	Pending (GT)
Australia	5/1/2014		FUEL ASSEMBLY	Pending (GT)
Canada	5/11/2011		FUEL ASSEMBLY	Pending (GT)
Canada	5/1/2014		FUEL ASSEMBLY	Pending (GT)
Canada	12/25/2008		A LIGHT-WATER REACTOR FUEL ASSEMBLY AND FUEL ELEMENT THEREOF	Pending (GT)
China	12/26/2007		NUCLEAR REACTOR (VARIANTS), FUEL ASSEMBLY CONSISTING OF DRIVER-BREEDING MODULES FOR A NUCLEAR REACTOR (VARIANTS) AND A FUEL CELL FOR A FUEL ASSEMBLY	Pending
China	5/1/2014		FUEL ASSEMBLY	Pending
China	5/11/2011		FUEL ASSEMBLY	Pending (GT)
Eurasia			NUCLEAR REACTOR (ALTERNATIVES), FUEL ASSEMBLY OF SEED-BLANKET SUBASSEMBLIES FOR NUCELAR REACTOR (ALTERNATIVES), AND FUEL ELEMENT FOR FUEL ASSEMBLY	Pending
Eurasia			A LIGHT-WATER REACTOR FUEL ASSEMBLY (ALTERNATIVES), A LIGHT WATER REACTOR AND A FUEL ASSEMBLY FUEL ELEMENT	Pending
Eurasia			FUEL ASSEMBLY	Pending
European Patent Office	5/1/2014		FUEL ASSEMBLY	Pending (GT)
European Patent Office	12/25/2008		FUEL ASSEMBLY FOR A LIGHT-WATER NUCLEAR REACTOR (EMBODIMENTS), LIGHT-WATER NUCLEAR REACTOR AND FUEL ELEMENT OF THE FUEL ASSEMBLY	Pending (GT)
European Patent Office	5/11/2011		FUEL ASSEMBLY	Pending
European Patent Office	9/16/2015		NUCLEAR FUEL ASSEMBLY	Pending
Eurasian Patent Organization	5/1/2014		FUEL ASSEMBLY	Pending (GT)
India	12/26/2007		NUCLEAR REACTOR (VARIANTS), FUEL ASSEMBLY CONSISTING OF DRIVER-BREEDING MODULES FOR A NUCLEAR REACTOR (VARIANTS) AND A FUEL CELL FOR A FUEL ASSEMBLY	Pending (GT)
India	12/25/2008		FUEL ASSEMBLY FOR A LIGHT-WATER, NUCLEAR REACTOR (EMBODIMENTS), LIGHT-WATER NUCLEAR REACTOR AND FUEL ELEMENT OF THE FUEL ASSEMBLY	Pending (GT)
India	5/11/2011		FUEL ASSEMBLY	Pending (GT)
India	5/1/2014		FUEL ASSEMBLY	Pending (GT)
Japan	5/1/2014		FUEL ASSEMBLY	Pending (GT)
Japan	5/11/2011		FUEL ASSEMBLY	Pending (GT)
Patent Cooperation Treaty	9/16/2015		FUEL ASSEMBLY	Pending (GT)
Republic of Korea	5/11/2011		FUEL ASSEMBLY	Pending (GT)
Republic of Korea	5/1/2014		FUEL ASSEMBLY	Pending (GT)
Ukraine			FUEL ASSEMBLY	Pending

In addition to our patent portfolio, we also own the following trademarks:

Registered US Trademarks:

•	LIGHTBRIDGE corporate name (Registration No. 3933449)
•	Lightbridge’s corporate logo (word and design) (Registration No. 3933450)
•	THORIUM POWER corporate name (Registration No. 3791726)

Registered International Trademarks:

•	LIGHTBRIDGE corporate name:
	•	European Union (Registration No. 8773988)
	•	France (Registration No. (08)3573606)
	•	United Kingdom (Registration No. 2486858)
	•	Russia (Registration No. 434229)
•	Lightbridge’s corporate logo:
	•	European Union (Registration No. 8771875)
	•	Russia (Registration No. 434228)
•	THORIUM POWER corporate name:
	•	Russia (Registration No. 426009)

Pending Trademark Applications:

•	LIGHTBRIDGE corporate name (US Application No. 86171723)
•	Lightbridge’s corporate logo design mark (US Application No. 86171750)

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

Our consulting services are expert and relationship based, with particular emphasis on key decision makers in senior positions within governments or companies, as well as focus on overall management of nuclear energy programs. To date, nearly all of our revenues have been derived from our consulting and strategic advisory services business segment, which primarily provides nuclear consulting services to entities within the United Arab Emirates, our first significant consulting and strategic advisory client. We have also provided nuclear safety consulting advice to US nuclear utilities. We expect to be working both directly and as a subcontractor to larger companies for our new potential consulting contracts in 2017 and beyond and utilizing less outside consulting firms to provide us with consulting services in the future.

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

Employees

Our business model is to limit the number of our full-time employees and to rely on individual independent contractors, outside agencies and technical facilities with specific skills to assist with various business functions including, but not limited to: corporate overhead personnel, research and development, and government relations. This model limits overhead costs and allows us to draw upon resources that are specifically tailored to our internal and external (client) needs. As of December 31, 2016, we had seven full-time employees and one part-time employee. We utilize a network of independent contractors available for deployment for specialized consulting assignments. We believe that our relationship with our employees and contractors is satisfactory.

History and Corporate Structure

We were incorporated under the laws of the State of Nevada on February 2, 1999. On October 6, 2006, we acquired our wholly-owned subsidiary Thorium Power, Inc. and changed our name to Thorium Power, Ltd. Thorium Power, Inc. was incorporated on January 8, 1992. In 2008, we formed Lightbridge International Holding, LLC (a Delaware limited liability company) to be a holding company for our foreign branch offices. Our foreign branch offices were set up to facilitate our international operations. We registered a branch office in England in 2008 called Lightbridge Advisors Limited and a branch office in Moscow, Russia in July 2009, which was closed in 2016. On September 21, 2009, we changed our name from Thorium Power Ltd. to Lightbridge Corporation to more accurately reflect the varied nature of our business operations. Thorium Power, Inc. remains a wholly-owned subsidiary of Lightbridge Corporation.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available free of charge on our website at www.ltbridge.com as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). Copies of these reports may also be obtained free of charge by sending written requests to Investor Relations, Lightbridge Corporation, 11710 Plaza America Drive, Suite 2000, Reston VA, 20190 USA. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You can get information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The information posted on our web site is not incorporated into this Annual Report on Form 10-K, and any reference to our website is intended to be inactive textual references only.

Item 1A. Risk Factors

Risks Related to the Company

There is substantial doubt about our ability to continue as a going concern.

The accompanying audited consolidated financial statements have been prepared assuming the company will continue as a going concern. This assumes continuing operations and the realization of assets and liabilities in the normal course of business. We have incurred recurring losses since inception and expect to continue to incur losses as a result of costs and expenses related to our research and continued development of our nuclear fuel, including additional research and development expenses expected to be incurred if we are able to execute on a joint venture with AREVA NP and our corporate general and administrative expenses. At December 31, 2016, we had $3.7 million in cash. We have expended substantial funds on the research and development of our fuel technology. Our net losses incurred for the years ended December 31, 2016 and 2015, amounted to $(6.3) million and $(4.3) million, respectively, and working capital was approximately $3.4 million and $0.1 million, respectively, at December 31, 2016 and 2015. As a result, there is substantial doubt about our ability to continue as a going concern. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our ongoing business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects. The Company expects to seek to obtain additional funding through future equity issuances. There can be no assurance as to the availability or terms upon which such financing and capital might be available. We may tailor our fuel development program based on the amount of funding the Company raises.

We will need to raise significant additional capital in the future to expand our operations and continue our research and development and we may be unable to raise such funds when needed and on acceptable terms.

We will need to raise significant additional capital in order to continue our research and development activities and fund our operations, including funding our potential JV with AREVA NP. Our current plan is to seek external funding from third party sources to support a large portion of the remaining development, testing and demonstration activities relating to our metallic nuclear fuel technology. In addition to the Purchase Agreement with Aspire Capital on June 28, 2016, which allows us to sell up to $5 million of our securities, we also entered into a common stock purchase agreement with Aspire Capital dated September 4, 2015 (the “September 2015 CSPA”), which allows us to sell up to $10 million of shares of our common stock. The future sale of securities under the $5 million Purchase Agreement is subject to our achievement of certain milestones that are not expected to be achieved as of the date of this filing. The extent to which we utilize the September 2015 CSPA as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, the volume of trading in our common stock and the extent to which we are able to secure funds from other sources. The number of shares that we may sell to Aspire Capital under the September 2015 CSPA on any given day and during its term is limited. See Note 11 of the Notes to our Consolidated Financial Statements included in Part II Item 8 of this Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which is incorporated by reference herein, for additional information about the September 2015 CSPA. Additionally, we and Aspire Capital may not affect any sales of shares of our common stock under the September 2015 CSPA during the continuance of an event of default or on any trading day that the closing sale price of our common stock is less than $0.50 per share. Even if we are able to access the full $10.0 million under the September 2015 CSPA, we will still need additional capital to fully implement our business, operating and development plans.

When we elect to raise additional funds or additional funds are required, we may raise such funds from time to time through public or private equity offerings, debt financings or other financing alternatives, as well as through sales of common stock to Aspire Capital under the Purchase Agreement and September 2015 CSPA. Additional equity or debt financing or other alternative sources of capital may not be available to us on acceptable terms, if at all.

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

The sale of our securities to Aspire Capital and MLV & Co. LLC may cause substantial dilution to our existing shareholders and the sale of the shares of common stock acquired by Aspire Capital or sold through our ATM financing with MLV & Co. LLC could cause the price of our common stock to decline.

We may register the resale of additional shares that we may sell to Aspire Capital under the September 2015 CSPA, which shares are in addition to the 3 million shares we can now sell under the September 2015 CSPA. The number of shares ultimately offered for sale by Aspire Capital is dependent upon the number of shares we elect to sell to Aspire Capital under the September 2015 CSPA and the additional $5 million Purchase Agreement with Aspire Capital. Depending upon market liquidity at the time, sales of shares of our common stock under the September 2015 CSPA, $5 million Purchase Agreement and the ATM financing with MLV & Co. LLC (“MLV”) may cause the trading price of our common stock to decline.

Aspire Capital may ultimately purchase all, some or none of (i) the $10.0 million of common stock that, together with the 300,000 commitment shares issued under the September 2015 CSPA and (ii) the $3.0 million of remaining securities subject to funding milestones (not expected to be achieved) of the $5 million Purchase Agreement. Aspire Capital may sell all, some or none of our shares that it holds or comes to hold under the September 2015 CSPA or the $5 million Purchase Agreement. Sales by Aspire Capital of shares acquired pursuant to the September 2015 CSPA or the $5 million Purchase Agreement may result in dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock by Aspire Capital, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. However, we have the right to control the timing and amount of sales of our shares to Aspire Capital, and the September 2015 CSPA may be terminated by us at any time at our discretion without any penalty or cost to us.

If we are unable to enter into one or more commercial agreements with nuclear fuel fabricators and/or fuel development partners, we may not be able to raise money on terms acceptable to us or at all.

We are currently in discussions with potential development partners regarding entry into agreements to support our research and development activities and further enhance the development of our fuel products. We are unable to provide a reliable estimate as to the likelihood or timing of any such agreements at this time. If we are unable to demonstrate meaningful progress towards entry into these agreements or other strategic arrangements to further the development of our fuel products, it may be difficult for us to raise additional capital on terms acceptable to us or at all. If we are unable to raise additional capital, it is unlikely that we will be able to execute our current business plan.

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

Our success depends upon certain members of our senior management, including Seth Grae, our Chief Executive Officer. Mr. Grae’s knowledge of the nuclear power industry, his network of key contacts within that industry and in governments and, in particular, his expertise in the potential markets for our technologies, are critical to the implementation of our business model. Mr. Grae is likely to be a significant factor in our future growth and success. The loss of services by Mr. Grae would likely have a material adverse effect on us.

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

Part of our strategy is to partner with major fuel fabricators through technology licensing arrangements and other commercialization arrangements. However, these fuel fabricators may potentially develop new nuclear fuel designs that can be used in the same types of reactors as those that we target. Existing fuel fabricators also have established commercial connections to nuclear power facilities that we do not have. If these types of companies were to compete with our nuclear fuel design technology, opportunities to license our technology would be limited.

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

We expect that many of our future consulting client engagement agreements will be terminable by our clients with little or no notice and without penalty. Some of our consulting work may involve multiple engagements or stages. In those engagements, there is a risk that a client may choose not to retain us for additional stages of an engagement or that a client will cancel or delay additional planned engagements. In addition, a small number of existing clients account for a majority of our consulting revenues, the loss of any one of which would have a material adverse effect on our results of operations. Some of our existing clients reduced their utilization of our consulting services beginning in 2013. Our current consulting clients are not contractually obligated to purchase a certain level of services from us and may significantly reduce their utilization of our services, resulting in a material reduction in revenue.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Description of Property

Starting December 22, 2015 our office space is located at 11710 Plaza America Drive, Suite 2000 Reston, VA 20190 USA. The term of the lease for our new offices has been extended through December 31, 2017. We are obligated to pay approximately $6,500 per month for office rent and approximately another $300 per month for other fees for this rented office space. This space is used by our executives, employees, and contractors for administrative purposes, consulting work and research and development activities.

On January 1, 2015 we entered into a lease for our prior office space for a 38 month term, with a monthly rent payment of approximately $32,000 per month plus additional charges with no rent charged for the initial 2 months of the lease term. On December 17, 2015 we entered into a sublease agreement for this prior office space with a third party with a lease term starting January 1, 2016 to February 28, 2018. For a more detailed description of this sublease, see the information set forth under “Operating Leases” in Note 7, “Commitments and Contingencies,” of the Notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

The following table sets forth the highest and lowest intraday sales prices of our common stock on the Nasdaq Capital Market during each quarter of the two most recent years (post reverse stock split of 1 for 5).

Fiscal Year	Quarter Ending	High	Low

2016	December 31	$2.36	$1.04
	September 30	$3.65	$1.67
	June 30	$3.00	$1.75
	March 31	$5.15	$2.55

2015	December 31	$6.60	$3.75
	September 30	$7.05	$3.75
	June 30	$14.60	$5.45
	March 31	$9.20	$5.15

Holders

As of March 7, 2017, our common stock was held by approximately 61 stockholders of record, including Cede & Co., the nominee for the Depository Trust & Clearing Corporation and consequently that number does not include beneficial owners of our common stock who hold their stock in “street name” through their brokers.

Dividends

We have never paid dividends. While any future dividends will be determined by our directors after consideration of the earnings and financial condition of the Company and other relevant factors, it is currently expected that available cash resources will be utilized in connection with our ongoing operations for the foreseeable future.

Transfer Agent

Our transfer agent and registrar for our common stock is Computershare Trust Company, 8742 Lucent Blvd., Suite 225, Highlands Ranch, Colorado, 80129. Its telephone number is 800-962-4284 and facsimile is 303-262-0604.

Recent Sales of Unregistered Securities

We did not sell any securities without registration under the Securities Act during the fiscal year ended December 31, 2016 other than as previously disclosed in the Company’s quarterly reports on Form 10-Q and current reports on Form 8-K.

Item 6. Selected Financial Information.

Not applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is intended to help the reader understand Lightbridge Corporation, our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying Notes thereto which are contained in “Item 8. Financial Statements and Supplementary Data” of this report. This MD&A consists of the following sections:

•	Overview of Our Business — a general overview of our two business segments;

•	Critical Accounting Policies and Estimates — a discussion of accounting policies that require critical judgments and estimates;

•	Operations Review — an analysis of our consolidated results of operations for the two years presented in our consolidated financial statements. Except to the extent that differences among our operating segments are material to an understanding of our business as a whole, we present the discussion in the MD&A on a consolidated basis; and

•	Liquidity, Capital Resources and Financial Position — an analysis of our cash flows; and an overview of our financial position.

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

Financial information about our business segments is included in Note 12 Business Segment Results, of the Notes to the Consolidated Financial Statements, included in Part I Item 1, Financial Statements of this Annual Report on Form 10-K.

Recent Developments

Nuclear Fuel Developments

•	LTA Host Utility

On November 2, 2016, we executed a non-binding letter of intent (“LOI”) with a US nuclear utility relating to the intent to enter into negotiations with regard to an agreement for lead test assembly operation (“LTA Agreement”) in one of that nuclear utility’s operating nuclear power reactors using Lightbridge-designed nuclear fuel, subject to certain conditions and requirements. In the event the LTA Agreement is not executed on or before December 31, 2017 (such date may be extended by the mutual agreement of both parties) the LOI would terminate. One of the conditions is that we enter into a joint venture or similar business arrangement with AREVA NP to supply the fuel. This joint venture will provide the nuclear utility with a written outline regarding how it will support the nuclear utility in obtaining a license amendment and or any other regulatory compliance actions.

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

On March 14, 2016, we entered into a joint development agreement (“JDA”) with AREVA NP which will define the different steps (including, without limitation, a feasibility study, a business plan, and an implementation action plan), working groups, and methodology to determine the feasibility and opportunity of future joint ventures between the parties. The JDA provides the process by which the parties will execute definitive documentation for the joint ventures, including a term sheet that will set forth the main terms of the definitive joint venture agreements.

As part of the definitive joint venture agreements, based on successful completion of the scope of work under the JDA, Lightbridge and AREVA will agree on: (1) terms and conditions to complete the remaining scope of work to demonstrate and commercialize the fuel assemblies based on Lightbridge’s metallic nuclear fuel, and (2) a technology licensing arrangement and other agreements needed to form and operate the joint venture company. The companies, as of the date of this filing, continue to work exclusively together in the areas covered by the JDA, which expired on December 31, 2016, with the intent of entering into a definitive joint venture agreement in the coming months.

28

•

CleanEquity Monaco Award. On March 4, 2016, we won the CleanEquity Monaco Award for Excellence in Technology Research for our innovation in nuclear fuel. The award is presented annually by His Serene Highness Prince Albert II of Monaco after the winner is selected by a panel of independent judges.

•

IFE Regulatory Approval. On January 12, 2016 we announced that, the Institute for Energy Technology (“IFE”), which operates the Halden Research Reactor in Norway, received formal regulatory approval from the Norwegian Radiation Protection Authority (NRPA) for all planned irradiation of Lightbridge metallic fuel at the Halden Research Reactor in Norway. The NRPA noted the safety advantages of Lightbridge metallic fuel, including much better thermal conductivity than oxide fuel, which contributes to significantly lower centerline temperatures in the fuel as compared to oxide fuel, and reduced likelihood for a release of fission products should a cladding breach occur.

Aspire Option Agreement

On August 10, 2016 the Company entered into an option agreement with Aspire Capital whereby the Company has the right, at any time prior to December 31, 2019, to require Aspire Capital to enter into with the Company, up to two common stock purchase agreements each with a three year term, with an aggregate amount under both purchase agreements combined not to exceed $20,000,000 (see Note 11 of the Notes to the accompanying consolidated financial statements).

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

Our historical financial results have been adjusted to reflect a reduction in the number of shares of our outstanding common stock from 18,628,957 shares to 3,725,819 shares at December 31, 2015. In addition, effective upon the reverse stock split, the number of authorized shares of our common stock was reduced from 500 million shares to 100 million shares and the number of authorized preferred stock was reduced from 50 million shares to 10 million shares. All fractional shares were rounded up to the nearest share. All share data herein has been retroactively adjusted for the reverse stock split.

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

Pursuant to the Securities Purchase Agreement, the Company sold 371,400 shares of common stock and 295,267 pre-funded warrants at an exercise price of $0.05 per share to Aspire Capital on June 28, 2016 for $1.0 million. The Securities Purchase Agreement provides for the sale of up to an additional $4.0 million of the Company’s common stock to Aspire Capital upon the achievement of certain milestones, as follows:

•

on or before October 31, 2016, $1.0 million of the Company’s common stock upon the Company’s announcement of its entry into a strategic arrangement regarding Lightbridge- designed nuclear fuel with one or more major nuclear utilities; but this milestone was not satisfied and

•

on or before March 31, 2017, $3.0 million of the Company’s common stock upon the Company’s announcement of its entry into a binding joint venture agreement to fully develop and to commercialize Lightbridge-designed metallic nuclear fuel with a major global nuclear fuel fabrication company, subject to funding milestones that are not expected to be achieved as of the date of this filing.

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

The Company closed the GIH Offering on August 2, 2016. At the closing, Mr. Xingping Hou, the president of GIH, joined the Company’s Board of Directors as co-Chairman. The Company is using the proceeds from the GIH Offering for general corporate purposes, including but not limited to research and development. The Company did not use an underwriter or placement agent in connection with the GIH Offering.

Recent Accounting Standards and Pronouncements

Refer to Note 1 of the Notes to our consolidated financial statements for a discussion of recent accounting standards and pronouncements.

Operations Review

Business Segments and Periods Presented

We have provided a discussion of our results of operations on a consolidated basis and have also provided certain detailed segment information for each of our business segments below for the years ended December 31, 2016 and 2015, in order to provide a meaningful discussion of our business segments. We have organized our operations into two principal segments: Consulting and Nuclear Fuel Technology. We present our segment information along the same lines that our chief executives review our operating results in assessing performance and allocating resources.

BUSINESS SEGMENT RESULTS - YEARS ENDED DECEMBER 31, 2016 AND 2015

	Consulting Business		Technology Business		Corporate		Total
	2016	2015	2016	2015	2016	2015	2016	2015
Revenue	$760,577	$910,531	$-	$-	$-	$-	$760,577	$910,531
Segment Loss - Pre Tax	$(288,119)	$(267,671)	$(2,748,337)	$(1,484,164)	$(3,308,720)	$(2,566,315)	$(6,345,176)	$(4,318,150)
Total Assets	$388,434	$139,797	$1,160,465	$950,594	$5,253,476	$1,117,045	$6,802,375	$2,207,436
Interest Expense	$-	$-	$-	$-	$29,386	$-	$29,386	$-

Technology Business

Over the next 12 to 15 months, we expect to incur approximately $3 million to $5 million in research and development expenses related to the development of our proprietary nuclear fuel designs, including funding a potential joint venture with AREVA NP, contingent on us raising additional equity capital in 2017 to fund these expenses. We spent approximately $2.7 million and $1.5 million for research and development during each of the years ended December 31, 2016 and 2015, respectively.

Over the next 2-3 years, we expect that our research and development activities will increase and will be primarily focused on testing and demonstration of our metallic fuel technology for Western-type water-cooled reactors. The main objective of this research and development phase is to prepare for full-scale demonstration of our fuel technology in an operating commercial power reactor.

Consulting Services Business

At the present time, all of our revenue for the years ended December 31, 2016 and 2015 is from our consulting services business segment. The fee type and structure that we offer for each client engagement is dependent on a number of variables, including the complexity of the services, the level of the opportunity for us to improve the client’s electricity generation capabilities using nuclear power plants, and other factors.

Consolidated Results of Operations

The following table presents our historical operating results as a percentage of revenues for the years indicated:

			(Decrease)	(Decrease)
	2016	2015	Change $	Change %

Consulting Revenues	$760,577	$910,531	$(149,954)	-16%

Cost of services provided
Consulting expenses	$456,565	$694,292	$(237,727)	-34%
% of total revenues	60%	76%

Gross profit	$304,012	$216,239	$87,773	41%
% of total revenues	40%	24%

Operating Expenses
General and administrative	$5,190,549	$5,350,285	$(159,736)	-3%
% of total revenues	682%	588%

Research and development expenses	$2,748,337	$1,484,164	$1,264,173	85%
% of total revenues	361%	163%
Total Costs and Expenses	$7,938,886	$6,834,449	$1,104,437	16%
% of total revenues	1044%	751%

Total Operating Loss	$(7,634,874)	$(6,618,210)	$1,016,664	15%
% of total revenues	-1004%	-727%

Other Income and (Expenses)	$1,289,698	$2,300,060	$(1,010,362)	-44%
% of total revenues	170%	253%
Net loss - before income taxes	$(6,345,176)	$(4,318,150)	$2,027,026	47%
% of total revenues	-834%	-474%

Revenue

The following table presents our revenues, by business segment, for the years presented (rounded in millions):

	Year Ended
	December 31,
	2016	2015
Consulting Segment Revenues:
ENEC and FANR (UAE)	$0.4	$0.5
Other (other countries)	0.4	0.4
Total	0.8	0.9
Technology Segment Revenues	-	-
Total Revenues	$0.8	$0.9

The decrease in our revenues from 2015 to 2016 of $0.1 million resulted from increased pricing competition in 2016 and the decrease in the work performed for our FANR project of approximately $0.1 million. Our consulting projects with FANR are being performed pursuant to ongoing requests to work on specific projects on a time and expense basis as needed. The FANR contract was extended to December 31, 2016. As of the date of this filing the FANR contract has not been extended in 2017, though we continue to provide services to FANR as a subcontractor under a contract with Lloyds Register Group Limited, a limited company registered in England and Wales. The future revenue to be earned and recognized under the FANR agreement will depend upon agreed upon work plans that are under current discussion, which can differ from the revenue amounts initially planned to be earned under these agreements.

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

Costs and Expenses

The following table presents our cost of services provided, by business segment, for the years presented (rounded in millions):

	Year Ended
	December 31,
	2016	2015

Consulting	$0.5	$0.7
Technology	-	-
Total	$0.5	$0.7

Cost of Services Provided

The decrease in our cost of services provided for the years ended December 31, 2016 and 2015 resulted from less revenue earned and a decrease in stock-based compensation in 2016 due to a decrease in stock-based compensation from stock option grants. Cost of services provided is comprised of expenses related to the consulting, professional, administrative, and other support costs and stock-based compensation allocated to our consulting projects labor, which were incurred to perform and support the work done for our consulting projects with ENEC, FANR and our other contracts. The billing rates to us from our consultants who provide services under our consulting contracts predominantly remained the same in 2016 and 2015. If consulting revenues increase in future periods, we expect cost of services provided will increase in dollar amount and may increase as a percentage of revenues due to increased pricing competition for consulting contracts.

Total reported gross profit margin for the years ended December 31, 2016 was 40% compared to 24% for the years ended December 31, 2015, primarily due to decreased stock-based compensation expense allocated to cost of services provided in 2016. Total stock-based compensation included in costs of services provided was approximately $0.1 million and $0.3 million for the years ended December 31, 2016 and 2015, respectively, due to stock-based compensation from the issuance of stock options.

See Note 1 and Note 3 of the Notes to our Consolidated Financial Statements included in Part II Item 8 of this Annual Report on Form 10-K for additional information about our cost of services provided.

Research and Development

The following table presents our research and development expenses, (rounded in millions):

	Year Ended
	December 31,
	2016	2015

Research and development expenses	$2.7	$1.5

Research and development expenses consist mostly of outside vendor work, compensation and related overhead costs for personnel responsible for the research and development of our fuel. Total research and development increased due to the increase in outside vendor research and development work on our fuel by $0.8 million; increase in quality assurance consulting fees for our internal research and development documentation of $0.1 million; increase in professional fees of $0.1 million and an increase in payroll and payroll related benefits of $0.2 million. Total research and development rent decreased by approximately $0.1 million in 2016 due to the transition of projects from Russia to Canada and the closing of our Russia office. Total stock-based compensation included in research and development expenses was approximately $0.6 million for each of the years ended December 31, 2016 and 2015, due to stock-based compensation from the issuance of stock options.

All of our reported research and development activities were conducted in the United States, Canada, Norway, and Russia. We expense research and development costs as they are incurred. Research and development expenses will increase in dollar amount and may increase as a percentage of revenues in future periods because we expect to invest $3 million to $5 million in the development of our nuclear fuel products over the next 12-15 months.

See Note 8 of the Notes to our Consolidated Financial Statements included in Part II Item 8 of this Annual Report Form on 10-K for additional information about our research and development costs.

General and Administrative Expenses

The following table presents our general and administrative expenses, (rounded in millions):

	Year Ended
	December 31,
	2016	2015

General and administrative expenses	$5.2	$5.4

General and administrative expenses consist mostly of compensation and related costs for personnel and facilities, stock-based compensation, finance, human resources, information technology, and fees for consulting and other professional services. Professional services are principally comprised of outside legal, audit, strategic advisory services and outsourcing services. Total general and administrative expenses decreased primarily due to a decrease in office rent of $0.2 million; a decrease in consulting fees of $0.1 million; a decrease in abandonment loss of approximately $0.4 million. These decreases were offset by an increase in professional fees of approximately $0.3 million. The decrease in rent is due to the smaller office space we now occupy in 2016. Total stock based compensation allocated to our general and administrative expenses totaled approximately $1.3 million and $1.1 million for the years ended December 31, 2016 and 2015, respectively.

See Note 11 of the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for information regarding our stock-based compensation.

Other Income (Expense)

The following table presents our other Income (expenses), (rounded in millions):

	Year Ended
	December 31,
	2016	2015
Other Income and (Expenses)
Warrant revaluation	$1.7	$2.3
Warrant modification expense	(0.2)	-
Interest income	-	-
Financing costs	(0.2)	-
Other income (expenses)	(-)	(-)
Total Other Income and (Expenses)	$1.3	$2.3

Other income and expenses for the years ended December 31, 2016, as compared to the years ended December 31, 2015, net other income decreased by approximately $1.0 million. The non-cash warrant income decreased by approximately $0.6 million; the warrant modification expense increased by approximately $0.2 million due to the settlement with our warrant holders of our 2014 and 2013 warrant liabilities and the increase in financing costs due to the amortization of deferred financing costs from our option agreements with Aspire Capital was approximately $0.2 million.

During the years ended December 31, 2016 and 2015, we recorded non-cash warrant income of approximately $1.7 million and $2.3 million, respectively, for the warrants revaluation in our statements of operations, due to a change in the fair value of the warrant liability as a result of a change in our stock price, change in the contractual life and change in the volatility factors of the warrants.

The warrant modification expense of approximately $0.2 million was due to the modification of the 2014 and 2013 warrant terms, by reducing the exercise price from $11.55 to $6.25, exchange of some of the outstanding warrants for common stock and amending certain provisions of the warrant agreement allowing us to classify them as equity instead of liabilities.

See Note 10 of the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for information regarding our warrant liability.

Provision for Income Taxes

The following table presents our provision for income taxes. Our effective tax rate for the periods presented is 38%.

	Year Ended
	December 31,
	2016	2015

Provision for income taxes	$0.0	$0.0

We incurred a pre-tax net loss for both 2016 and 2015. We reviewed all sources of income for purposes of recognizing the deferred tax assets and concluded a full valuation allowance for 2016 and 2015 was necessary. Therefore we did not have a provision for taxes for both years ended December 31, 2016 and 2015.

See Note 9 of the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for information regarding our Income Taxes.

Liquidity, Capital Resources and Financial Position

To date, our consulting revenue has not provided sufficient cash flow to cover both our research and development expenses and corporate overhead expenses.

The current primary potential sources of cash available to us now are equity investments through our equity purchase agreements with Aspire Capital and our ATM agreement with MLV. We have no debt or debt credit lines and we have financed our operations to date through our consulting revenue and the sale of our common stock.

On June 11, 2015, we entered into an ATM issuance sales agreement with MLV, pursuant to which the Company may issue and sell shares of its common stock from time to time through MLV as the Company’s sales agent. On December 2, 2015 we filed a prospectus supplement which increased the maximum amount registered for sale pursuant to the ATM sales agreement to $5.8 million. As of the date of this filing, we raised in 2016 and 2017 a total of approximately $5.1 million from our ATM financing agreement, net of financing costs (of which approximately $2.6 million net proceeds was raised in 2017). We registered the sale of up to $5.8 million of common stock under this ATM sales agreement with MLV so there is $0.5 million remaining funds available to be raised under the ATM. Due to general instruction I.B.6 to Form S-3 (the “Baby Shelf Rules”) which provides that a registrant with a market value of common equity held by non-affiliates (the public float) of less than $75 million may only sell under a Form S-3, during any 12-month period, securities having an aggregate market value of not more than one-third of the public float of such registrant. The Baby Shelf Rules may limit our ability to raise funds in the future from our ATM agreement with MLV. The amount available under the Company’s Form S-3 shelf registration statement, which may be used to register additional sales under the ATM sales agreement, will increase upon an increase in the company’s stock price and shares outstanding in the public float.

On September 4, 2015, we entered into an equity purchase agreement with Aspire Capital, which provides that Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of our common stock over a two-year term, subject to our election to sell any such shares. We have approximately $7.3 million of remaining availability under the equity line purchase agreement. As of the date of this filing, we may issue an additional 3 million shares to Aspire Capital under the equity purchase agreement. For the year ended December 31, 2016, we have raised approximately $2.7 million through our equity purchase agreements with Aspire Capital. The sale of shares under this equity purchase agreement is subject to the Nasdaq 20% Rule. At the 2016 Annual Meeting, the Company’s stockholders voted on the approval, pursuant to Nasdaq Listing Rule 5635(d), of the issuance of up to 3.0 million additional shares of common stock to Aspire Capital. We would seek stockholder approval before issuing more than such 3.0 million shares to Aspire Capital. As of the date of this filing, we may sell up to 3 million shares to Aspire Capital.

On June 28, 2016, we entered into a Securities Purchase Agreement with Aspire Capital pursuant to which the Company agreed to sell up to $5.0 million of the Company’s common stock. The company sold 371,400 shares of common stock and 295,267 pre-funded warrants at an exercise price of $0.05 for approximately $1.0 million, on June 28, 2016.

On August 10, 2016, we also entered into an option agreement with Aspire Capital that will give us an option until December 31, 2019 to enter in two equity line agreements for a combined total of $20 million (see Note 11 of the Notes to the accompanying consolidated financial statements).

On June 28, 2016, we entered into a Securities Purchase Agreement with General International Holdings, Inc. (“GIH”), pursuant to which GIH purchased 1,020,000 shares of our newly created Non-Voting Series A Convertible Preferred Stock for $2.8 million or approximately $2.75 per share on August 2, 2016.

We have put in place the above ATM financing arrangement with MLV and equity purchase agreements with Aspire Capital to fund our future research and development expenses and overhead expenses over the next 12 months. As of December 31, 2016, we had total cash and cash equivalents of approximately $3.7 million. Our working capital, at December 31, 2016, was approximately $3.4 million. We have raised up to the date of this filing in 2017 from our ATM financing with MLV, net proceeds of approximately $2.6 million with approximately $0.5 million remaining funds available to be raised under the current ATM prospectus.

Our current projected average monthly cash flow shortfall, is anticipated to average in the range of approximately $500,000- $600,000 per month for the next 12 months from the date of the filing of this report, as we anticipate having additional capital resources for our increased spending on research and development in 2017 and 2018, for our anticipated joint venture with AREVA NP, to develop, manufacture and commercialize our nuclear fuel assemblies. We are working to reduce our projected monthly cash flow shortfall as we are currently seeking new sources of financing to fund our additional research and development work over the next 12 months from the date of this filing. We have the ability to delay incurring certain operating expenses in the next 12 months, which could reduce our cash flow shortfall, if needed.

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

We will need to raise additional capital in 2017 by way of an offering of equity securities, an offering of debt securities, a financing through a bank, or a strategic alliance with another entity, options which we are currently exploring to fully fund our anticipated research and development expenses over the next 12 months from the date of this filing.

See Note 11 of the Notes to our financial statements included in Part II Item 8 of this Annual Report on Form 10-K for information regarding our ATM financing and equity purchase agreements financing arrangements.

The following table provides detailed information about our net cash flows for the years ended December 31, 2016 and 2015.

Cash Flow (in millions)

	Year Ended
	December 31,
	2016	2015
Net cash used in operating activities	$(6.0)	$(3.7)
Net cash used in investing activities	$(0.2)	$(0.1)
Net cash provided by financing activities	$9.2	$0.2
Net cash inflow (outflow)	$3.0	$(3.6)

Operating Activities

The increase in our cash used in operating activities in 2016 of $2.3 million was primarily due to the decrease in our revenue and the increase in our research and development expenses in 2016 and the change in working capital items as explained below.

Cash used in operating activities in the year ended December 31, 2016, consisted of net loss adjusted for non-cash (income) expense items such as stock-based compensation, depreciation and amortization and warrant revaluation, as well as the effect of changes in working capital. Cash used in operating activities in the year ended December 31, 2016, consisted of a net loss of $6.3 million and net adjustments to net loss for non-cash income items or a negative cash flow offset (decrease to cash flow used in operating activities) totaling $0.6 million, consisting of non-cash adjustments for stock-based compensation of $2.0 million and amortization of deferred financing cost of $0.2 million and warrant modification expense of $0.2 million and a non-cash adjustment (increase in cash flow used in operating activities) for the non-cash warrant revaluation income of $1.7 million. Total cash used in operating working capital totaled $0.3 million. The cash used in operating working capital was due primarily to an increase in accounts receivable and prepaid and other current assets of $0.1 million, due to an increase in the accounts receivable aging; decrease in deferred lease abandonment liability of $0.3 million for the rent paid on the office space being sub-leased; offset primarily by the increase in accounts payable and accrued expenses of $0.1 million.

Cash used in operating activities in the year ended December 31, 2015, consisted of net loss of $4.3 million adjusted for non-cash (income) expense items such as stock-based compensation, depreciation and amortization and warrant revaluation, as well as the effect of changes in working capital (net decrease to cash flow used in operating activities) totaling $0.7 million. Cash used in operating activities in the year ended December 31, 2015, consisted of a net loss of $4.3 million and net adjustments to net loss for non-cash income items totaling $0.0 million, consisting of non-cash adjustments or decrease (decrease to cash flow used in operating activities) to net loss for stock-based compensation of $1.9 million and a non-cash abandonment loss recorded of $0.4 million and a non-cash adjustment or increase (increase in cash flow used in operating activities) to net loss for the warrant revaluation income of $2.3 million. Total cash provided by working capital totaled $0.7 million. The cash provided by working capital was due primarily to the increase in accounts payable and accrued expenses of $0.3 million, due to the decrease in our cash balances and a decrease in accounts receivable and other of $0.4 million, primarily due to the decrease in our revenue in 2015.

Investing Activities

Net cash used by our investing activities for the year ended December 31, 2016, as compared to net cash used by our investing activities in 2015 increased by approximately $0.1 million due to an increase in spending for patent application costs. These applications are filed for the new developments resulting from our research and development activities in our technology business segment. We anticipate these patent costs to increase in the future periods due to the continuing research and development work we plan to perform on our all-metal fuel design.

Financing Activities

Net cash provided by our financing activities for the year ended December 31, 2016, as compared to net cash provided by our financing activities for the year ended December 31, 2015 was an increase of $9.0 million. There was an increase in the proceeds from the issuance of our common stock through our equity purchase agreements with Aspire Capital and our ATM agreement with MLV of approximately $5.9 million and an increase in cash from the transfer of our restricted cash to our operating account of approximately $0.3 million. There was also an increase in the proceeds from the issuance of our Series A Preferred Stock of $2.8 million. There was also an increase in our short-term notes payable to a vendor of approximately $0.1 million offset by payments on the note of approximately $0.1 million.

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

Derivative Instruments

In prior years, we issued warrants to purchase Common Stock that contained provisions whereby the warrants did not meet the requirements for classification as equity and were recorded as derivative warrant liabilities. We used valuation methods and assumptions that considered among other factors, the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates consistent with those discussed in Note 10, "Warrant Liability" in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K in estimating the fair value for these warrants. Such derivative warrant liabilities were initially recorded at fair value with subsequent changes in fair value charged (credited) to operations in each reporting period. The fair value of the derivative warrant liability is most sensitive to changes in the fair value of the underlying Common Stock and the estimated volatility of our Common Stock. The nature of the warrant liability is such (i.e., the warrant holders receive more value when the Company’s stock price is higher) that increases in the Company’s stock price during the period result in losses on the Company’s statement of operations while decreases in the Company’s stock price result the Company recording income. In 2016 the outstanding warrant terms have been modified so that all outstanding warrants are now classified as equity.

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

Intangibles

As presented on the accompanying balance sheet, we had patents with a net book value of approximately $1.2 million and $1.0 million as of December 31, 2016 and December 31, 2015, respectively. There are many assumptions and estimates that may directly impact the results of impairment testing, including an estimate of future expected revenues, earnings and cash flows, and discount rates applied to such expected cash flows in order to estimate fair value. We have the ability to influence the outcome and ultimate results based on the assumptions and estimates we choose for testing. To mitigate undue influence, we set criteria that are reviewed and approved by various levels of management. The determination of whether or not intangible assets have become impaired involves a significant level of judgment in the assumptions.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 8. Financial Statements

The full text of our audited consolidated financial statements as of and for the years ended December 31, 2016 and 2015 begins on page 45 of this Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There have been no disagreements regarding accounting and financial disclosure matters with our independent certified public accountants.

Item 9A. Controls and Procedures Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. . Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2016 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. Based on this assessment, management, with the participation of our Chief Executive Officer and Chief Financial Officer, determined that as of December 31, 2016, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by Item 10 of Part III will be included in our Proxy Statement relating to the 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 11 of Part III will be included in our Proxy Statement relating to the 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholders The information required by

Item 12 of Part III will be included in our Proxy Statement relating to the 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by Item 13 of Part III will be included in our Proxy Statement relating to the 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by Item 14 of Part III will be included in our Proxy Statement relating to the 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K. As to any shareholder of record requesting a copy of this report, we will furnish any exhibit indicated in the Exhibit Index as filed with this report upon payment to us of our expenses in furnishing the information.

Item 16. Form 10-K Summary

Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTBRIDGE CORPORATION

Date: March 23, 2017	By:	/s/ Seth Grae
Seth Grae
Chief Executive Officer,
President and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Seth Grae and Linda Zwobota, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on March 23, 2017.

Signature	Title

/s/ Seth Grae	Chief Executive Officer, President and Director
Seth Grae	(Principal Executive Officer)

/s/ Linda Zwobota	Chief Financial Officer, and Treasurer
Linda Zwobota	(Principal Financial and Accounting Officer)

/s/ Thomas Graham, Jr.	Director
Thomas Graham, Jr.

/s/ Victor Alessi	Director
Victor Alessi

/s/ Kathleen Kennedy Townsend	Director
Kathleen Kennedy Townsend

/s/ Daniel Magraw	Director
Daniel B. Magraw

/s/ Xingping Hou	Director
Xingping Hou

LIGHTBRIDGE CORPORATION
DECEMBER 31, 2016 and 2015

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Lightbridge Corporation

Reston, Virginia

We have audited the accompanying consolidated balance sheets of Lightbridge Corporation as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lightbridge Corporation at December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO USA, LLP

Philadelphia, Pennsylvania

March 23, 2017

BDO USA, LLP, a Delaware limited liability partnership, is the U.S. member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

BDO is the brand name for the BDO network and for each of the BDO Member Firms.

Lightbridge Corporation
Consolidated Balance Sheets

	December 31,	December 31,
	2016	2015
ASSETS
Current Assets
Cash and cash equivalents	$3,584,877	$623,184
Restricted cash	114,012	325,832
Accounts receivable - project revenue and reimbursable project	388,434	139,797
Prepaid expenses and other current assets	80,933	168,029
Deferred financing costs, net	491,168	-
Total Current Assets	4,659,424	1,256,842
Other Assets
Patent costs	1,160,465	950,594
Deferred financing costs, net	982,486	-
Total Assets	$6,802,375	$2,207,436

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable and accrued liabilities	$1,216,321	$1,182,371
Total Current Liabilities	1,216,321	1,182,371

Long-Term Liabilities
Deferred lease abandonment liability	28,464	196,938
Derivative warrant liability	-	2,327,195
Total Liabilities	1,244,785	3,706,504

Commitments and contingencies - Note 7

Stockholders' Equity (Deficiency)
Preferred stock, $0.001 par value, 10,000,000 authorized shares, convertible Series A preferred shares, 1,020,000 shares issued and outstanding at December 31, 2016 and no shares issued and outstanding at December 31, 2015.	1,020	-
Common stock, $0.001 par value, 100,000,000 authorized, 7,112,143 shares and 3,725,819 shares issued and outstanding as of December 31, 2016 and, 2015, respectively	7,112	3,726
Additional paid-in capital	86,266,075	72,868,647
Accumulated Deficit	(80,716,617)	(74,371,441)
Total Stockholders' Equity (Deficiency)	5,557,590	(1,499,068)
Total Liabilities and Stockholders' Equity (Deficiency)	$6,802,375	$2,207,436

The accompanying notes are an integral part of these consolidated financial statements.

Lightbridge Corporation
Consolidated Statements of Operations

	Years Ended
	December 31,
	2016	2015

Revenue:

Consulting Revenue	$760,577	$910,531

Cost of Consulting Services Provided	456,565	694,292

Gross Margin	304,012	216,239

Operating Expenses
General and administrative	5,190,549	5,350,285
Research and development expenses	2,748,337	1,484,164
Total Operating Expenses	7,938,886	6,834,449

Operating Loss	(7,634,874)	(6,618,210)

Other Income and (Expenses)
Warrant revaluation	1,672,573	2,306,117
Warrant modification expense	(162,398)	-
Interest income	316	705
Financing costs	(191,345)	-
Interest expense and other income (expenses)	(29,448)	(6,762)
Total Other Income and (Expenses)	1,289,698	2,300,060

Net loss before income taxes	(6,345,176)	(4,318,150)

Income taxes	-	-

Net loss	(6,345,176)	$(4,318,150)

Accumulated preferred stock dividend	(80,578)	-

Deemed dividend on convertible preferred stock dividend conversion due to beneficial feature	(581,300)	-

Net loss attributable to common shareholders	$(7,007,054)	$(4,318,150)

Net Loss Per Common Share,
Basic and Diluted	$(1.48)	$(1.18)

Weighted Average Number of Shares Outstanding	4,728,943	3,647,860

The accompanying notes are an integral part of these consolidated financial statements.

Lightbridge Corporation
Consolidated Statements of Cash Flows

	Years Ended
	December 31,
	2016	2015
Operating Activities:
Net Loss	$(6,345,176)	$(4,318,150)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock-based compensation	1,984,011	1,881,326
Amortization of deferred financing costs	191,345	-
Abandonment loss	-	433,467
Warrant revaluation	(1,672,573)	(2,306,117)
Warrant modification expense	162,398	-
Implied interest expense on deferred lease abandonment liability	26,953	-
Changes in operating working capital items:
Accounts receivable - fees and reimbursable project costs	(248,637)	329,289
Prepaid expenses and other assets	87,096	37,156
Deferred lease abandonment liability	(263,437)	-
Accounts payable and accrued liabilities	101,960	292,173
Net Cash Used In Operating Activities	(5,976,060)	(3,650,856)

Investing Activities:
Patent costs	(209,871)	(117,034)
Net Cash Used In Investing Activities	(209,871)	(117,034)

Financing Activities:
Net proceeds from the issuance of common stock	6,135,804	171,500
Net proceeds from the issuance of preferred stock	2,800,000	-
Proceeds from the issuance of note payable	135,000	-
Repayment of note payable	(135,000)	-
Restricted cash	211,820	(651)
Net Cash Provided by Financing Activities	9,147,624	170,849

Net Increase (Decrease) In Cash and Cash Equivalents	2,961,693	(3,597,041)

Cash and Cash Equivalents, Beginning of Year	623,184	4,220,225

Cash and Cash Equivalents, End of Year	$3,584,877	$623,184

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year:
Interest	$2,433	$-
Income taxes	$-	$-

Non-Cash Financing Activities:
Deferred financing costs	$1,664,999	$-
Warrant liability – reclassification to equity	$817,020	$-
Deemed dividend on convertible preferred stock due to beneficial conversion feature	$581,300	$-
Accumulated preferred stock dividend	$80,578	$-

The accompanying notes are an integral part of these consolidated financial statements.

Lightbridge Corporation
Consolidated Statement of Changes in Stockholders’ Equity (Deficiency)
For The Years Ended December 31, 2016 and 2015

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficiency)

Balance -December 31, 2014	-	$-	3,616,602	$3,617	$70,815,930	$(70,053,291)	$766,256

Shares issued – registered offerings	-	-	109,217	109	171,391	-	171,500
Net loss	-	-	-	-	-	(4,318,150)	(4,318,150)
Stock-based compensation	-	-	-	-	1,881,326	-	1,881,326
Balance - December 31, 2015	-	-	3,725,819	$3,726	$72,868,647	$(74,371,441)	$(1,499,068)
	-
Issuance of Preferred stock	1,020,000	$1,020	-	$-	$2,798,980	$-	$2,800,000
Shares issued - registered offerings – net of offering costs			3,363,395	3,363	6,132,441	-	6,135,804
Stock-based compensation	-	-	-	-	1,984,011	-	1,984,011
Warrant modifications	-	-	22,929	23	816,997	-	817,020
Issuance of warrants	-	-	-	-	1,664,999	-	1,664,999
Net loss	-	-	-	-	-	(6,345,176)	(6,345,176)
Balance - December 31, 2016	1,020,000	$1,020	7,112,143	$7,112	$86,266,075	$(80,716,617)	$5,557,590

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

Going Concern and Liquidity

We have incurred recurring losses since inception and expect to continue to incur losses as a result of costs and expenses related to our research and continued development of our nuclear fuel and our corporate general and administrative expenses. At December 31, 2016, we had $3.7 million in cash. We have expended substantial funds on the research and development of our fuel technology and expect to increase our spending on research and development expenditures if we are able to execute on a potential joint venture with AREVA NP. Our net losses incurred for the year ended December 31, 2016 and 2015, amounted to $(6.3) million and $(4.3) million, respectively, and working capital was approximately $3.4 million and $0.1 million, respectively, at December 31, 2016 and 2015. As a result, there is substantial doubt about our ability to continue as a going concern. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects. The Company expects to seek to obtain additional funding through future equity issuances. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

On August 2, 2016, we closed on our offering of $2.8 million of our Convertible Series A Preferred Stock (see Note 11). We have also raised approximately $3.6 million in 2016 from our equity line purchase agreement and our securities purchase agreement from Aspire Capital Fund, LLC (“Aspire Capital”) (see Note 11). As of December 31, 2016, the available balance under the current equity line agreement is approximately $7.3 million. We have also entered into an option agreement with Aspire Capital that will give us an option until December 31, 2019 to enter in two equity line agreements for a combined total of $20 million (see Note 11).

On June 11, 2015, the Company entered into an at-the-market issuance (“ATM”) sales agreement with MLV & Co. LLC ("MLV") (see Note 11), pursuant to which the Company may issue and sell shares of its common stock from time to time through MLV as the Company's sales agent. We have also raised approximately $2.5 million, net of financing costs, in 2016 from our ATM from MLV for the year ended December 31, 2016.

Reverse Stock Split

Effective July 20, 2016, we conducted a one for five reverse stock-split of our issued and outstanding common stock and have retroactively adjusted our common shares outstanding, options and warrants amounts outstanding. We have presented our share data for and as of all periods presented on this basis. As a result, the number of common shares issued and outstanding at December 31, 2015 decreased from 18,628,957 shares to 3,725,819 shares. Our authorized capital of 500,000,000 shares of common stock and 50,000,000 shares of preferred stock, each with a par value of $0.001, was changed to 100,000,000 shares of common stock authorized and 10,000,000 shares of preferred stock authorized with a par value of $0.001. The par value was not adjusted as a result of the one for five reverse stock split.

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

Consulting Business Segment

Our business model expanded with the establishment of a consulting business segment in 2007, through which we provide consulting and strategic advisory services to companies and governments planning to create or expand electricity generation capabilities using nuclear power plants. On August 1, 2008, we signed separate consulting services agreements with two government entities: Emirates Nuclear Energy Corporation (“ENEC”) formed by Abu Dhabi, one of the member Emirates of the United Arab Emirates (“UAE”), and the Federal Authority for Nuclear Regulation (“FANR”) formed by the government of the UAE. Under these two original agreements, we have provided consulting and strategic advisory services over a contract term of five years starting from June 23, 2008. The FANR contract can continue to be extended upon agreement by both parties. As of the date of this filing the FANR contract has not been extended to 2017, though we continue to provide services to FANR as a subcontractor under a contract with Lloyds Register Group Limited, a limited company registered in England and Wales.

Accounting Policies and Pronouncements

Basis of Consolidation

These consolidated financial statements include the accounts of Lightbridge, a Nevada corporation, and our wholly-owned subsidiaries, TPI, a Delaware corporation, Lightbridge International Holding LLC, a Delaware limited liability company, and our foreign branch offices.

All significant intercompany transactions and balances have been eliminated in consolidation. We registered a branch office in the United Kingdom in 2008 called Lightbridge Advisors Limited (inactive) and we also established a branch office in Moscow, Russia, in July 2009, which were wholly owned by Lightbridge International Holding LLC. The Moscow branch was closed in 2016 and we anticipate that the United Kingdom branch will be closed in 2017. Translation gains and losses for the years ended December 31, 2016 and 2015 were not significant.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, and a derivative warrant liability. The fair value of a financial instrument is the amount that would be received in an asset sale or paid to transfer a liability in an orderly transaction between unaffiliated market participants. Assets and liabilities measured at fair value are categorized based on whether the inputs are observable in the market and the degree that the inputs are observable. The categorization of financial instruments within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value of the derivative warrants liabilities were determined based on “Level 3” inputs. See Note 10 -Warrant Liability and Note 13- Fair Value Measurements for more information on the Level 3 inputs.

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

Accounts receivable are typically unsecured and are primarily derived from revenues earned from prime contractors and customers located in the Middle East and the United States. We perform ongoing evaluations to determine customer credit and we limit the amount of credit we extend, but generally we do not require collateral from our customers. We maintain reserves for estimated credit losses if necessary, however, no reserve has been set up at December 31, 2016 and 2015, as we expect to collect all of our outstanding receivables. Accounts receivable from two customers each constituted approximately 80% and 20% of the total accounts receivable at December 31, 2016, respectively, and accounts receivable from two customers constituted approximately 77% of the total accounts receivable at December 31, 2015.

Approximately 49% and 56% of the total revenues reported for the years ended December 31, 2016 and 2015, respectively, were from the ENEC and FANR contracts. Contracts with one other utility customer in the United States constituted approximately 22% and 7% of total revenues reported for the years ended December 31, 2016 and 2015, respectively, and contracts with one other customer constituted 29% and 34% for the years ended December 31, 2016 and 2015, respectively.

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

Technology Business Segment

We are seeking to enter into a commercial arrangement with one or more fuel fabricators. We expect that our revenue from such a commercial arrangement will be earned under a licensing agreement.

Cash and Cash Equivalents and Restricted Cash

We may at times invest our excess cash in money market mutual funds. We classify all highly liquid investments with stated maturities of three months or less from date of purchase as cash equivalents and all highly liquid investments with stated maturities of greater than three months as marketable securities. We hold cash balances in excess of the federally insured limits of $250,000 with one prominent financial institution. We deem this credit risk not to be significant as our cash is held by a major prominent financial institution. Total cash and cash equivalents held in checking accounts, as reported on the accompanying consolidated balance sheets, totaled approximately $3.6 million and $0.6 million at December 31, 2016 and 2015, respectively.

Restricted cash represents cash being held by the same prominent financial institution that is being used as collateral for our corporate credit cards and letters of credit to secure contingent obligations under the sub-lease and our ACH transactions. The total balance of our restricted cash at December 31, 2016 and 2015 was approximately $114,000 and $326,000, respectively.

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

There was no provision for doubtful accounts or a sales allowance recorded at December 31, 2016 and 2015, as we have not experienced any bad debts from any of our customers or issued significant credits to customers.

Foreign Currency

Foreign currency transaction gains/losses were not significant for the years ended December 31, 2016 and 2015.

Patents and Legal Costs

Patents are stated on the accompanying consolidated balance sheets at cost. Patent costs consist primarily of legal fees and application costs for filing and pursuing patent applications. The costs of the patents, once placed in service, will be amortized on a straight-line basis over their estimated useful lives or the remaining legal lives of the patents, whichever is shorter. The amortization periods for our patents can range between 17 and 20 years if placed into service at the beginning of their legal lives. Our patents have not been placed in service for the years ended December 31, 2016 and 2015.

Legal costs are expensed as incurred except for legal costs to file for patent protection, which are capitalized and reported as patents on the accompanying consolidated balance sheets.

Impairment of long-lived assets

Long-lived assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges for the years ended December 31, 2016 and 2015.

Research, Development and Related Expenses

These costs from our technology business segment are charged to operations in the period incurred and are shown on a separate line on the accompanying consolidated statements of operations.

Common Stock Warrants

The Company accounts for common stock warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreement. Common stock warrants are accounted for as a derivative in accordance with Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”) if the stock warrants contain terms that could potentially require “net cash settlement” and therefore, do not meet the scope exception for treatment as a derivative. Warrant instruments that could potentially require “net cash settlement” in the absence of express language precluding such settlement are initially classified as derivative liabilities at their estimated fair values, regardless of the likelihood that such instruments will ever be settled in cash. The Company will continue to classify the fair value of the warrants that contain “net cash settlement” as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability. For additional discussion of our warrants, see Note 10 - Warrant Liability.

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

Recently Adopted Accounting Pronouncements

Going Concern — In August 2014, FASB issued guidance that requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The updated accounting guidance was effective for the Company on December 31, 2016 and we have implemented this new accounting standard and updated our liquidity disclosures as necessary.

Deferred Taxes – During November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified on a net basis as non-current in a statement of financial position. Early adoption of this ASU did not have an effect on our deferred tax assets and deferred tax liabilities in our consolidated balance sheet as of December 31, 2016 and December 31, 2015.

Debt Issuance Costs - In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs”. The new standard will more closely align the presentation of debt issuance costs under U.S. generally accepted accounting principles with the presentation under comparable IFRS standards. Debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. The cost of issuing debt will no longer be recorded as a separate asset, except when incurred before receipt of the funding from the associated debt liability. Under current U.S. generally accepted accounting principles, debt issuance costs are reported on the balance sheet as assets and amortized as interest expense. The costs will continue to be amortized to interest expense using the effective interest method. Subsequent to the issuance of ASU 2015-03 the Securities and Exchange Commission staff made an announcement regarding the presentation of debt issuance costs associated with line-of-credit arrangements, which was codified by the FASB in ASU 2015-15. This guidance, which clarifies the exclusion of line-of-credit arrangements from the scope of ASU 2015-03, is effective upon adoption of ASU 2015-03.ASU 2015-03 is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The implementation of this standard did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

Statement of Cash Flows - In 2016 the FASB issued ASU 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments” and ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. ASU 2016-15 addresses the presentation and classification of certain cash receipts and payments in the statement of cash flows. ASU 2016-18 is intended to reduce diversity in the presentation of restricted cash and restricted cash equivalents in the cash flows statement. The statement requires that restricted cash and restricted cash equivalents to be included as components of total cash and cash equivalents as presented on the statement of cash flows. These pronouncements go into effect for periods beginning after December 15, 2017. The Company does not believe the adoption of these pronouncements will have a material effect on the Company’s consolidated financial statements.

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

Revenue Recognition — In May 2014, the FASB issued guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations”. ASU 2016-08 clarifies implementation guidance on principal versus agent considerations in ASU 2014-09. ASU 2016-10 was issued to clarify ASC Topic 606 related to (i) identifying performance obligations; and (ii) the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers - Narrow-Scope Improvements and Practical Expedients”, to clarify certain narrow aspects of Topic 606 such as assessing the collectability criterion, presentation of sales taxes and other similar taxes collected from customers, noncash consideration, contract modifications at transition, completed contracts at transition, and technical correction. The guidance is effective for the interim and annual periods beginning on or after December 15, 2017 (early adoption is permitted but not sooner than the annual reporting periods beginning after December 15, 2016). The guidance permits the use of either a retrospective or cumulative effect transition method. The Company is in the initial stages of evaluating its various contracts subject to these updates but has not completed its assessment and therefore has not yet concluded on whether the adoption of this pronouncement will have a material effect on its consolidated financial statements and related disclosures.

Note 2. Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period except that it does not include unvested common shares subject to repurchase or cancellation. Diluted net income per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, warrants, restricted shares, and unvested common shares subject to repurchase or cancellation. The dilutive effect of outstanding stock options, restricted shares, restricted stock units, and warrants is not reflected in diluted earnings per share because we incurred net losses for the years ended December 31, 2016 and 2015, and the effect of including these potential common shares in the net loss per share calculations would be anti-dilutive and are therefore not included in the calculations.

Loss per-share amounts for all periods have been retroactively adjusted to reflect the Company’s 1-for-5 reverse stock split, which was effective July 20, 2016.

The following table sets forth the computation of the basic and diluted loss per share (rounded in millions except shares outstanding and per share amounts):

	2016	2015

Numerator:
Net loss attributable to common stockholders	$(7.0)	$(4.3)
Denominator:
Weighted-average common shares outstanding	4,728,943	3,647,860
Basic and diluted net loss per share	$(1.48)	$(1.18)

Note 3. Accounts Receivable – Project Revenue and Reimbursable Project Costs

FANR and ENEC Projects

The total accounts receivable from the FANR and ENEC contracts was approximately $310,000 and $31,000 at December 31, 2016 and 2015, respectively. These amounts due from FANR represent approximately 80% of the accounts receivable reported at December 31, 2016 and approximately 13% of the accounts receivable at December 31, 2015.

Total unbilled accounts receivable was $0.2 million at December 31, 2016 and $0.1 million at December 31, 2015. Foreign currency transaction exchange losses and translation gains and losses for the year ended December, 2016 and 2015, were not significant.

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

Travel costs and other reimbursable costs under these contracts are reported in the accompanying statement of operations as both revenue and cost of consulting services provided, and were not significant for the years ended December 31, 2016 and 2015. The total travel and other reimbursable expenses that have not been reimbursed to us and are included in total accounts receivable reported above from our consulting contracts was not significant at December 31, 2016 and 2015.

The FANR and ENEC contracts have not been renewed for 2017, though we continue to provide services to FANR under the terms of a subcontract with Lloyds Register Group Limited, a limited company registered in England and Wales.

Note 4. Prepaid Expenses and Other Current Assets

Prepaid expenses consist primarily of prepayments made for research and development work, various professional services, insurance policies, travel, rent, and other miscellaneous prepayments. Total prepaid expenses and other current assets reported on the accompanying consolidated balance sheets at December 31, 2016 and 2015, were both approximately $0.1 million and $0.2 million, respectively.

One month of rent or approximately $33,000 represents the one month advance rent placed on the prior McLean, Virginia corporate offices (see Note 7). A security deposit of approximately $15,000 was placed for the new corporate offices in Reston Virginia (see Note 7). The security deposits at December 31, 2016 and 2015, are reported under the balance sheet caption prepaid expenses and other current assets.

Note 5. Patents

Patents represent legal fees and filing costs that are capitalized and will be amortized over their estimated useful lives of 17 to 20 years or their remaining legal lives, whichever is shorter, after they are placed in service. In both 2016 and 2015, we capitalized approximately $0.2 million and $0.1 million, respectively, for patent filing costs. The total investment in patents was approximately $1.2 million and $1.0 million as of December 31, 2016 and 2015, respectively.

No amortization expense of patents was recorded in either of the years ended December 31, 2016 and 2015. These patents were not placed in service for the years ended December 31, 2016 and 2015, or in prior years.

Note 6. Accounts Payable and Accrued Liabilities

Accounts payable and accrued expenses (rounded in millions) consisted of the following:

	December 31,	December 31,
	2016	2015
Trade payables	$0.3	$0.3
Accrued expenses and other	0.4	0.4
Accrued bonuses	0.5	0.5
Total	$1.2	$1.2

Note Payable

On February 28, 2016 a note payable was issued to a finance company for a vendor invoice, which totaled $135,000. A down payment of $13,500 was made with remaining payments of nine monthly installments of approximately $14,000 (annual effective interest rate approximately 5%). The note was fully paid on November 28, 2016. Total interest expense under the note was approximately $2,400 for the year ended December 31, 2016, which was recorded in the accompanying statement of operations.

Note 7. Commitments and Contingencies

Operating Leases

On December 22, 2015 we entered into a lease for new office space for a 12 month term, with a monthly rent payment of approximately $6,500 per month plus additional charges. This lease was renewed for a one year term in December 2016.

On December 17, 2015 we entered into a sublease agreement for our former office space with a third party with a lease term starting January 1, 2016 to February 28, 2018. The average monthly rent to be received under this sub-lease is approximately $15,000 per month, over the sub-lease term. At December 31, 2015 the present value of the negative cash flows over this sub-lease term was approximately $433,000 and this amount plus a real estate commission paid to find the sub-lease tenant of approximately $20,000, resulted in a total $453,000 that was recognized as an abandonment loss in general and administrative expenses in the accompanying consolidated statements of operations for the year ended December 31, 2015. The long-term portion of deferred lease abandonment liability was approximately $28,000 and the short-term portion of deferred lease abandonment liability of approximately $169,000 was included in accounts payable and accrued liabilities at December 31, 2016. The long-term portion of deferred lease abandonment liability was approximately $197,000 and the short-term portion of deferred lease abandonment liability of $237,000 was included in accounts payable and accrued liabilities at December 31, 2015. We have a standard indemnification arrangement under this sublease agreement that require us to indemnify the sublessee against liabilities and claims incurred in connection with the premises covered by the Company’s lease. The term of this indemnification agreement is from the time of execution of the agreement to its expiration. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is $75,000, which is covered by a letter of credit that is outstanding as of December 31, 2016. As of December 31, 2016, the Company had not accrued a liability for this indemnification because the likelihood of incurring a payment obligation in connection with this indemnification is remote.

The future minimum lease payments required under the non-cancelable operating leases are as follows (rounded in millions):

Year ending December 31,	Amount
2017	$0.5
2018	0.1
Total minimum payments required	$0.6

Minimum payments have not been reduced by minimum sublease rentals of approximately $0.3 million due in the future under non-cancelable subleases.

Litigation

A former Chief Financial Officer of the Company filed a complaint against the Company with the U.S. Occupational Safety and Health Administration (the “OSHA Complaint”) on March 9, 2015.

The OSHA Complaint alleges that the Company unlawfully retaliated against the former Chief Financial Officer for challenging allegedly improper actions of the Company by making allegedly defamatory statements and terminating him from his employment with the Company. The former Chief Financial Officer’s demand for damages is for back pay, front pay, and special damages.

The Company believes that all of the above claims by the former Chief Financial Officer are without merit and intends to vigorously defend itself. As of December 31, 2016, legal fees of $12,955 were incurred that are expected to be paid by the Company’s insurance carrier.

Note 8. Research and Development Costs

Research and development costs, included in the accompanying consolidated statement of operations amounted to approximately $2.7 million and $1.5 million for each of the years ended December 31, 2016 and 2015, respectively. We shut down our Moscow office operations as of January 1, 2015 and have since shifted our research and development work primarily to the United States, Canada, and Norway. There were no significant accrued liabilities related to shutting down of our Moscow office at December 31, 2016.

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

Note 9. Income Taxes

Our tax provision is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2016 and 2015 annual effective tax rate is estimated to be a combined 38% for the U.S. federal and state statutory tax rates. We review tax uncertainties in light of changing facts and circumstances and adjust them accordingly. As of December 31, 2016 and 2015, there were no tax contingencies or unrecognized tax positions recorded.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting, and the amounts recognized for income tax purposes. The significant components of deferred tax assets (at a 38% effective tax rate) as of December 31, 2016 and 2016, respectively, are as follows:

Deferred Tax Assets ($ in millions)

	Total	Total	Deferred Tax Asset
	2016	2015	2016	2015
Capitalized start-up costs	$3.0	$3.6	$1.1	$1.4
Abandonment loss	0.2	0.4	0.1	0.2
Stock-based compensation - net	8.9	15.6	3.4	5.9
Accruals	0.5	0.5	0.2	0.2
Net operating loss carry-forward	56.0	49.9	21.3	18.8
Less: valuation allowance	(68.6)	(69.5)	(26.1)	(26.5)
Total	$-	$-	$-	$-

We have a net operating loss carry-forward for federal and state tax purposes of approximately $56.0 million at December 31, 2016, that is potentially available to offset future taxable income, which will begin to expire in the year 2021. For financial reporting purposes, no deferred tax asset was recognized because at December 31, 2016 and 2015, management estimates that it is more likely than not that substantially all of the net operating losses will expire unused. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. The timing and manner in which we can utilize our net operating loss carryforward and future income tax deductions in any year may be limited by provisions of the Internal Revenue Code regarding the change in ownership of corporations. Such limitation may have an impact on the ultimate realization of our carryforwards and future tax deductions. Section 382 of the Internal Revenue Code (“Section 382”) imposes limitations on a corporation’s ability to utilize net operating losses if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. Any unused annual limitation may be carried over to later years, and the amount of the limitation may under certain circumstances be increased by the built-in gains in assets held by us at the time of the change that are recognized in the five-year period after the change. Upon review of the ownership shifts, there has not been an ownership change as defined under Section 382.

As a result, the amount of the deferred tax assets considered realizable was reduced 100% by a valuation allowance. The change in the valuation allowance was approximately $(0.3) million and $1.4 million for the years ended December 31, 2016 and 2015, respectively. The excess tax benefits of approximately $0.2 million associated with stock option exercises are recorded directly to stockholders' equity only when realized. Many of the Company’s operating expenses in its 2007 and 2006 tax years were classified under the Internal Revenue Code as capitalized “Startup Costs”, which did not begin to be deductible for tax purposes until 2008. The Company files a consolidated tax return with its subsidiaries. The Company is no longer subject to U.S. federal, state, or non-U.S. income tax examinations by tax authorities for tax years before 2012, except that earlier years can be examined for the sole purpose of challenging the net operating loss carry-forwards arising in those years.

The reconciliation between income taxes (benefit) at the U.S. and State statutory tax rates and the amount recorded in the accompanying consolidated financial statements is as follows:

	December 31,	December 31,
($ in millions)	2016	2015
Tax benefit at U.S. federal and state statutory rates	$(2.0)	$(1.5)
Warrant revaluation (income)/expense	(0.5)	(0.8)
Stock-based compensation	2.8	0.9
Increase in valuation allowance	(0.3)	1.4
Total provision for income tax benefit	$-	$-

Note 10. Warrant Liability

Certain warrants were recorded as liabilities at their estimated fair value at the date of issuance, with the subsequent changes in estimated fair value recorded in Other Income (Expense) in the Company’s consolidated statement of operations in each subsequent quarterly period. The change in the estimated fair value of our warrant liability for the years ended December 31, 2016 and 2015 resulted in non-cash income of approximately $1.7 million and $2.3 million, respectively. The Company utilizes the Monte Carlo simulation valuation method to value the liability classified warrants.

On June 30, 2016 we came to agreement with the 2014 warrant holders that in return for reducing the strike price of the warrants from $11.55 per share to $6.25 per share, the warrant holders would amend certain provisions of the warrant agreement. The revised warrants are classified as equity in the consolidated financial statements. The loss on the modification of these outstanding warrants was approximately $129,000 and this loss was reported in Other Income (Expense). The value of the 2014 warrants at the time of the warrant modification was approximately $563,000. The valuation of the amended 2014 warrants was approximately the same under both the Black Scholes pricing model and Monte Carlo valuation method.

On October 13, 2016, October 19, 2016 and November 14, 2016, we entered into agreements with all the 2013 warrant holders whereby the warrant holders would either exchange their warrants for either common shares or amend certain provisions of their warrant agreements for a new warrant agreement with a reduced exercise price. A total of 59,450 warrants were settled by the Company by issuing 22,929 common shares. A total of 163,986 warrants were exchanged for new warrant agreements with a revised exercise price of $6.25 per share from $11.55 per share. The revised warrants agreements, with the removal of the fundamental transaction terms and other provisions which triggered derivative treatment, are classified as equity in the consolidated financial statements at December 31, 2016. The loss on the modification of these outstanding warrants was approximately $33,000 and this loss was reported in Other Income (Expense) of the accompanying consolidated statement of operations. The value of the 2013 warrants at the time of the warrant modification was approximately $92,000. The valuation of the amended 2013 warrants was approximately the same under both the Black Scholes pricing model and Monte Carlo valuation method.

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

The following table summarizes the calculated aggregate fair values, along with the assumptions utilized in each calculation:

December 31,
2015
Calculated aggregate value	$2,327,195
Weighted average exercise price per share of warrant	$18.60
Closing price per share of common stock	$5.00
Weighted average volatility	83.6%
Weighted average remaining expected life (years)	5.11
Weighted average risk-free interest rate	1.90
Dividend yield	0%

The nature of the warrant liability is such (i.e., the warrant holders receive more value when the Company’s stock price is higher) that increases in the Company’s stock price during the period result in losses on the Company’s statement of operations while decreases in the Company’s stock price result in the Company recording income. The warrant liability decreased at December 31, 2016 due to the decrease in stock price and the settlement of the 2014 and 2013 warrants, resulting in the 2014 and 2013 warrants being treated as equity instead of a derivative liability at December 31, 2016.

Note 11. Stockholders’ Equity

All common shares, warrants and stock option amounts and per share amounts for all periods reported below has been retroactively adjusted to reflect the Company’s 1-for-5 reverse stock split, which was effective July 20, 2016.

At December 31, 2016, there were 7,112,143 common shares, 1,713,172 common stock warrants and 2,172,581 stock options outstanding, all totaling 10,997,896 of total stock and stock equivalents outstanding at December 31, 2016. At December 31, 2015, there were 3,725,819 common shares, 977,355 common stock warrants and 1,047,450 common stock options outstanding, totaling 5,750,624 of total stock and stock equivalents outstanding at December 31, 2015.

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

The initial value attributed to the Series A Preferred Stock of $2,800,000 represents a discount of approximately $581,300 from its initial conversion value of $3,381,300, or approximately $0.57 per share. The average of the high and low market prices of the common stock on August 2, 2016, the date of the closing of the sale of the preferred stock, was $3.315 per share. The intrinsic value of the Series A Preferred Stock is $3.315 multiplied by the 1,020,000 common shares into which the Series A Preferred Stock is convertible or $3,381,300. Subtracting the $2,800,000 of proceeds from the intrinsic value of Series A Preferred Stock, resulted in an intrinsic value for the beneficial conversion feature totaling $581,300. The Company recorded this beneficial conversion feature as a deemed dividend on convertible preferred stock upon issuance, for the year ended December 31, 2016. At the closing, Mr. Xingping Hou, the president of GIH, joined the Board of Directors of the Company as co-Chairman.

The Series A Preferred Stock is non-voting and is convertible at the option of the holder into shares of the Company’s common stock initially on a one-for-one basis. Dividends accrue on the Series A Preferred Stock at the rate of 7% per year and will be paid in-kind. The accumulated dividend (unpaid) at December 31, 2016 was approximately $0.1 million dollars.

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

Series A Preferred Stock

On July 29, 2016, in anticipation of the closing of the GIH Offering discussed above, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Non-Voting Series A Convertible Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Nevada. Pursuant to the Certificate of Designation, the Company’s Board of Directors designated a new series of the Company’s preferred stock, the Non-Voting Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”). The Certificate of Designation authorized the Company to issue 1,020,000 shares of Series A Preferred Stock. Each share of Series A Preferred Stock has a liquidation preference of $2.75 per share. The holders of the Series A Preferred Stock have no voting rights. In addition, as long as 255,000 shares of Series A Preferred Stock are outstanding, the Company may not take certain actions without first having obtained the affirmative vote or waiver of the holders of a majority of the outstanding shares of Series A Preferred Stock. The Company has the option at any time after August 2, 2019 to redeem some or all of the outstanding Series A Preferred Stock for an amount in cash equal to the liquidation preference plus the amount of any accrued but unpaid dividends of the Series A Preferred Stock being redeemed. The holders of the Series A Preferred Stock do not have the ability to require the Company to redeem the Series A Preferred Stock.

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

The Company issued 500,000 common stock purchase warrants with a strike price of $0.01 per share to Aspire Capital as the commitment fee for entering into this option agreement. The commitment fee of approximately $1.7 million was recorded as deferred financing costs and additional paid-in capital and this asset will be amortized over the life of the option agreement. The amortized amount of $0.2 million was expensed to financing costs during the years ended December 31, 2016. The total short-term and long-term unamortized portion is carried on the balance sheet as deferred financing cost and was approximately $0.5 million and $1.0 million respectively, at December 31, 2016.

The assumptions used in the Black Scholes option-pricing model for the years ended December 31, 2016, were as follows:

Closing price per share of common stock	$3.34
Average risk-free interest rate	0.83%
Average expected life- years	3.38
Expected volatility	92.61%
Expected dividends	0%

The future amortization of deferred financing costs is as follows (in millions):

2017	$0.5
2018	$0.5
2019	$0.5

Securities Purchase Agreement - Aspire Capital

On June 28, 2016, we entered into a Securities Purchase Agreement with Aspire Capital Fund, pursuant to which the Company has agreed to sell up to $5.0 million of shares of the Company’s common stock to Aspire Capital, without an underwriter or placement agent.

Pursuant to the Securities Purchase Agreement, the Company sold 371,400 shares of common stock and 295,267 in the form of pre-funded warrants with an exercise price of $0.05 per share to Aspire Capital on June 28, 2016 for $1.0 million (the “First Purchase”). The Securities Purchase Agreement provides for the sale of up to an additional $3.0 million of the Company’s common stock to Aspire Capital upon the Company’s announcement on or before March 31, 2017 of its entry into a binding joint venture agreement to fully develop and to commercialize Lightbridge-designed metallic nuclear fuel with a major global nuclear fuel fabrication company (milestone not expected to be met as of the date of this filing). The Securities Purchase Agreement also provided for the sale of up to an additional $1.0 million of the Company’s common stock upon the Company’s announcement on or before October 31, 2016 of its entry into a strategic arrangement regarding Lightbridge- designed nuclear fuel with one or more major nuclear utilities, but this milestone was not satisfied.

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

For the year ended December 31, 2016 we sold approximately 1.1 million common shares for total gross proceeds of approximately $2.7 million through the equity line financing arrangement with Aspire Capital that we have in place.

ATM Offering

On June 11, 2015, the Company entered into an at-the-market issuance (“ATM”) sales agreement with MLV & Co. LLC ("MLV"), pursuant to which the Company may issue and sell shares of its common stock from time to time through MLV as the Company's sales agent. On September 1, 2015, MLV was acquired by FBR & Co. The issuance and sale of shares by the Company under the sales agreement are registered shares under the Company's shelf registration statement on Form S-3, as filed with the Securities and Exchange Commission on June 11, 2015 and declared effective by the Securities and Exchange Commission. The Company registered the sale of up to $5.8 million of common stock under the ATM sales agreement. There have been approximately 1.9 million shares sold for total gross proceeds of approximately $2.6 million through the ATM for the twelve month period ended December 2016. There have been approximately 49,000 shares sold for total gross proceeds of approximately $282,000 through the ATM for the twelve month period ended December 2015.

Outstanding Warrants

	December 31,	December 31,
	2016	2015

Issued to Investors on July 28, 2010, entitling the holders to purchase 207,000 common shares in the Company at an exercise price of $45.00 per common share up to and including July 27, 2017. These warrants were reported in the liability section of our balance sheet in 2015, but at December 31, 2016, the fair market value of these warrants was not significant.	207,000	207,000

Issued to Investors on October 25, 2013, entitling the holders to purchase 250,000 common shares in the Company at an exercise price of $11.50 per common share up to and including April 24, 2021. These warrants were reported in the liability section of our balance sheet in 2015. In 2016, 59,450 of these warrants were exchanged for common stock, and all remaining warrant holders agreed to new warrant terms in exchange for a reduced exercise price of $6.25 per share. There warrants are reported in the equity section of our balance sheet as of December 31, 2016.	163,986	223,436

Issued to Investors on November 17, 2014, entitling the holders to purchase 546,919 common shares in the Company at an exercise price of $11.55 per common share up to and including May 16, 2022. On June 30, 2016, the warrant holders agreed to new warrant terms in exchange for a reduced exercise price of $6.25 per share. These warrants are reported in the equity section of our balance sheet on December 31, 2016 and in the liability section of our balance sheet on December 31, 2015.	546,919	546,919

Issued to an Investor on June 28, 2016, entitling the holders to purchase 295,267 common shares in the Company at an exercise price of $0.05 per common share (pre-funded) up to and including June 27, 2021. These warrants are reported in the equity section of our balance sheet.	295,267	--

Issued to an investor on August 10, 2016, entitling the holders to purchase 500,000 common shares in the Company at an exercise price of price of $0.01 per share, up to and including December 31, 2019. These warrants are reported in the equity section of our balance sheet.	500,000	--

	1,713,172	977,355

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

Total stock options outstanding at December 31, 2016 and 2015, under the 2006 Stock Plan and 2015 Equity Incentive Plan were 2,172,581 and 1,047,450 of which 1,722,105 and 688,452 of these options were vested at December 31, 2016 and 2015, respectively. Stock based compensation was approximately $2.0 and $1.9 million for the years ended December 31, 2016 and 2015, respectively.

2016 Short-Term Non-Qualified Option Grants

On November 9, 2016, the Board of Directors granted short-term non-qualified stock options relating to approximately 670,000 shares under the 2015 Equity Incentive Plan to employees and consultants of the Company. These stock options were granted by the Board of Directors upon recommendation by the Compensation Committee and vested immediately, with a strike price of $1.54, which was the closing price of the Company’s stock on November 9, 2016. These options have a 10 year contractual term, with a fair market value of $1.05 per option and an expected term of 5 years. Approximately 52% of these stock options are contingent upon the Company receiving shareholder approval at the 2017 Shareholders’ Annual Meeting, to increase the number of underlying shares available to be issued under the 2015 Equity Incentive Plan.

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

Also granted under the 2006 Stock Plan were 61,965 and 2,889 non-qualified stock options in 2016 and 2015 respectively, as equity compensation in lieu of cash with strike prices ranging from $1.14 to $6.25. In 2016 and 2015 respectively, 45,405 and 4,634 non-qualified stock options were granted from the 2015 Equity Incentive Plan, as equity compensation in lieu of cash with strike prices ranging from $4.15 to $6.25.

These stock options have an expected life of 1.5 -5 years, and a contractual term of 3-10 years, a fair value of between $0.07 and $4.22 per stock option, a risk free rate ranging between 0.42% to 1.93%, and volatility ranging between 76% to 98%, as measured on the grant date. The expected option term was calculated using the simplified method as we do not have sufficient historical option data to provide a better estimate of the expected option term. Under this method, the weighted-average expected life is presumed to be the average of the vesting term and the contractual term of the option, which results in a reduction of the estimated option value and consequently the stock option expense. The risk free rate was based on the US Treasury Yield for the expected life of the options on the grant date. Expected dividends are estimated at $0.0, as we have never issued dividends and we have no current plans to issue dividends in the future.

2015 Long-Term Incentive Option Grants

Employees and Consultants Option Grants

On April 8, 2015, August 12, 2015, and November 20, 2015, the Compensation Committee and the Board of Directors granted long term incentive stock options totaling 110,199, 15,922 and 509,247 respectively, under the 2015 Equity Incentive Plan, the (“Plan”) to employees and consultants of the Company. 376,998 of the long term incentive options granted on November 20, 2015, were contingent on shareholder approval, which occurred on May 12, 2016, at the annual meeting of stockholders. These stock options vest 1/3 on each annual anniversary date over three years. These stock options have a strike price ranging from $4.60 to $6.30 and the stock options have a fair value ranging from $0.54 to $4.57, based on a risk free rate of between 1.15% and 1.87%, volatility between 86% and 88%, and an expected life of six years. The expected life is calculated using the simplified method as we do not have sufficient historical option data to provide a better estimate of the expected option term. These options have a 10 year contractual term. The risk free rate was based on the US Treasury Yield for the expected life of the options on the measurement date. Expected dividends are estimated at $0.0, as we have never issued dividends and we have no current plans to issue dividends in the future. Grants to our consultants were re-measured as of December 31, 2016. This re-measured stock based compensation for options issued to consultants was not significant. We estimated future pre-vest forfeitures to be 1.5%, based on historical information.

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

Stock option transactions to the employees, directors and consultants are summarized as follows for the years ended December 31, 2016:

		Weighted	Weighted
		Average	Average
	Options	Exercise	Grant Date
	Outstanding	Price	Fair Value
Beginning of the period	1,047,450	$18.50	$20.30
Granted	1,210,467	3.02	1.71
Exercised	-	-	-
Forfeited	-	-	-
Expired	(85,336)	99.37	97.81
End of the period	2,172,581	$6.70	$4.83

Options exercisable	1,722,105	$7.03	$5.15

Stock option transactions to the employees, directors and consultants are summarized as follows for the year ended December 31, 2015:

		Weighted	Weighted
		Average	Average
	Options	Exercise	Grant Date
	Outstanding	Price	Fair Value
Beginning of the year	405,344	$45.95	$53.05
Granted	698,323	5.40	3.70
Exercised	-	-	-
Forfeited	(22,883)	33.15	30.30
Expired	(33,334)	67.50	64.20
End of the year	1,047,450	$18.50	$20.30

Options exercisable	688,452	$24.75	$8.40

A summary of the status of the Company’s non-vested options as of December 31, 2016 and 2015, and changes during the years ended December 31, 2016 and 2015, is presented below:

		Weighted-
		Average Fair	Weighted
		Value	Average
	Shares	Grant Date	Exercise Price
Non-vested Shares
Non-vested at January 1, 2015	92,467	$8.55	$12.75
Granted	698,323	3.70	5.40
Vested	(431,789)	4.00	5.90
Forfeited	-	-	-
Non-vested - December 31, 2015	359,001	$4.55	$6.70

Granted	1,210,467	$1.71	$3.02
Vested	(1,118,992)	1.81	3.19
Forfeited	-	-	-
Non-vested – December 31, 2016	450,476	$3.60	$5.40

As of December 31, 2016, there was approximately $1.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.69 years. There was substantially no intrinsic value for the stock options outstanding at December 31, 2016 and 2015.

The above tables include options issued and outstanding as of December 31, 2016 and 2015, as follows:

i)	A total of 51,051 non-qualified 10 year options have been issued, and are outstanding, to advisory board members at exercise prices of $22.50 to $72.00 per share.

ii)

A total of 1,835,139 non-qualified 5-10 year options have been issued, and are outstanding, to our directors, officers, and employees at exercise prices of $1.14 to $52.50 per share. From this total, 595,146 options are outstanding to the Chief Executive Officer who is also a director, with remaining contractual lives of 0.9 years to 9.9 years. All other options issued to directors, officers, and employees have a remaining contractual life ranging from 0.5 years to 10.0 years.

iii)	A total of 286,391 non-qualified 3-10 year options have been issued, and are outstanding, to our consultants at exercise prices of $1.54 to $52.50 per share.

The following table provides certain information with respect to the above-referenced stock options that are outstanding and exercisable at December 31, 2016:

	Stock Options Outstanding			Stock Options Vested
	Weighted			Weighted
	Average			Average
	Remaining		Weighted	Remaining		Weighted
	Contractual	Number	Average	Contractual	Number	Average
	Life	of	Exercise	Life	of	Exercise
Exercise Prices	-Years	Awards	Price	-Years	Awards	Price

$1.14-$4.00	9.85	678,769	$1.55	9.85	678,769	$1.55
$4.01-$6.00	8.86	816,794	$4.60	8.83	477,302	$4.60
$6.01-$20.00	6.12	505,694	$7.47	5.91	394,710	$7.36
$20.01-$45.00	2.24	144,683	$31.47	2.24	144,683	$31.47
$45.01-$72.00	0.94	26,641	$53.03	0.94	26,641	$53.03
Total	7.99	2,172,581	$6.70	7.89	1,722,105	$7.03

The following table provides certain information with respect to the above-referenced stock options that are outstanding and exercisable at December 31, 2015:

	Stock Options Outstanding			Stock Options Vested
	Weighted			Weighted
	Average			Average
	Remaining		Weighted	Remaining		Weighted
	Contractual	Number	Average	Contractual	Number	Average
	Life	of	Exercise	Life	of	Exercise
Exercise Prices	-Years	Awards	Price	-Years	Awards	Price

$4.15-$6.30	9.60	698,323	$5.38	9.58	393,145	$5.30
$12.75-$25.00	3.26	129,141	$15.52	3.20	75,321	$17.50
$25.05-$64.50	3.04	133,648	$37.93	3.04	133,648	$37.95
$67.50-$94.50	0.63	38,338	$73.77	0.63	38,338	$73.75
$96.00-$119.25	0.12	48,000	$119.25	0.12	48,000	$119.25
Total	7.21	1,047,450	$18.50	6.46	688,452	$24.75

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

Weighted average assumptions used in the Black Scholes option-pricing model for the years ended December 31, 2016 and 2015, were as follows:

	Year ended	Year ended
	December 31,	December 31,
	2016	2015

Average risk-free interest rate	1.57%	1.64%
Average expected life- years	5.05	5.38
Expected volatility	87.74%	86.66%
Expected dividends	$0.0	$0.0

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

BUSINESS SEGMENT RESULTS - YEARS ENDED DECEMBER 31, 2016 AND 2015

	Consulting Business		Technology Business		Corporate		Total
	2016	2015	2016	2015	2016	2015	2016	2015
Revenue	$760,577	$910,531	$-	$-	$-	$-	$760,577	$910,531
Segment Loss - Pre Tax	$(288,119)	$(267,671)	$(2,748,337)	$(1,484,164)	$(3,308,720)	$(2,566,315)	$(6,345,176)	$(4,318,150)
Total Assets	$388,434	$139,797	$1,160,465	$950,594	$5,253,476	$1,117,045	$6,802,375	$2,207,436
Interest Expense	$-	$-	$-	$-	$29,386	$-	$29,386	$-

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

Annually, the board of directors assesses and approves the fair value measurement policies and procedures. At least annually, the finance department determines if the current valuation techniques used in the fair value measurements are still appropriate and evaluates and adjusts the unobservable inputs used in the fair value measurements based on current market conditions and third-party information. There were no warrant liabilities on the accompanying consolidated balance sheet at December 31, 2016. The following fair value hierarchy table presents information about each major category of the Company’s financial liability measured at fair value on a recurring basis as of December 31, 2015:

Fair value measurement using
	Quoted prices	Significant	Significant
	in	other	unobservable
	active markets	observable Inputs	inputs
($ rounded to nearest thousand)	(Level 1)	(Level 2)	(Level 3)	Total

Balance at December 31, 2015
Liabilities:
Warrant liability	$-	$-	$2,327,000	$2,327,000

The reconciliation of warrant liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

($ rounded to nearest thousand)	Warrant Liability

Balance at December 31, 2015	$2,327,000
Reclassification to equity	(817,000)
Warrant modification expense	162,000
Change in fair value of warrant liability	(1,672,000)
Balance at December 31, 2016	$-

The fair value of the warrant liability is based on Level 3 inputs. For this liability, the Company developed its own assumptions that do not have observable inputs or available market data to support the fair value. See Note 10 – Warrant Liability for further discussion of the warrant liability. Significant increases (decreases) in any of those Level 3 inputs in isolation would result in a significantly lower (higher) fair value measurement.

We believe that the fair values of our current assets and current liabilities approximate their reported carrying amounts. There were no transfers between Level 1, 2 and 3 at December 31, 2016 and 2015.

Note 14. Subsequent Events

Equity Transactions

From January 1, 2017 to March 23, 2017, the Company received additional gross proceeds of approximately $2.8 million under the ATM agreement with MLV from the sale of approximately 2.3 million shares of its common stock.

Exhibit
Number	Description

3.1	Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Form 10-K filed by the company on March 15, 2016)

3.2	Certificate of Change filed with the Nevada Secretary of State on July 14, 2016 (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K filed by the Company on July 20, 2016)

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the current report on 8-K filed by the Company on August 29, 2016)

3.4	Certificate of Designation of Non-Voting Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the current report on 8-K filed by the Company on August 3, 2016)

4.1	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed by the Company on July 23, 2010)

4.2	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed by the Company on October 22, 2013)

4.3	Form of Common Stock Purchase Warrant, as amended (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed by the Company on July 7, 2016)

4.4	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed by the Company on June 29, 2016)

4.5	Form of Commitment Warrant (incorporated by reference to Exhibit 4.3 to the quarterly report on Form 10-Q filed by the Company on August 11, 2016)

4.6

Registration Rights Agreement, dated September 4, 2015, between the Company and Aspire Capital Fund, LLC (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed by the Company on September 8, 2015)

10.1

Common Stock Purchase Agreement, dated September 4, 2015, between the Company and Aspire Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by the Company on September 8, 2015)

10.2

At-the-Market Issuance Sales Agreement, dated June 11, 2015, between the Company and MLV & Co. LLC (incorporated by reference to Exhibit 1.2 to the registration statement on Form S-3 (File No. 333-204889) filed by the Company on June 11, 2015)

10.3

Securities Purchase Agreement, dated June 28, 2016, between the Company and Aspire Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by the Company on June 29, 2016)

10.4

Securities Purchase Agreement, dated June 28, 2016, between the Company and General International Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by the Company on June 29, 2016)

10.5

Option Agreement, dated August 10, 2016, between Aspire Capital Fund, LLC and the Company (incorporated by referenced to Exhibit 10.4 to the quarterly report on Form 10-Q filed by the Company on August 11, 2016)

10.6

Investors Rights Agreement, dated August 2, 2016, between General International Holdings, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by the Company on August 3, 2016)

10.7**	2006 Stock Plan (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by the Company on February 21, 2006)

10.8**	Lightbridge Corporation 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by the Company on July 17, 2015)

10.9**	Amendment to the Lightbridge Corporation 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q filed by the Company on November 23, 2015)

10.10**

Employment Agreement, dated as of February 14, 2006, between the Company and Seth Grae (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K filed by the Company on February 21, 2006).

10.11**	Employment Agreement, dated July 27, 2006, between the Company and Andrey Mushakov (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Company on August 4, 2006).

10.12**

Independent Director Contract, dated August 21, 2006, between the Company and Victor Alessi (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by the Company on August 25, 2006).

10.13**

Independent Director Contract, dated October 10, 2013, between the Company and Kathleen Kennedy Townsend (incorporated by referenced to Exhibit 10.5 to the annual report on Form 10-K filed by the Company on March 27, 2014)

10.14**

Independent Director Contract, dated October 23, 2006, between the Company and Daniel B. Magraw (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed by the Company on October 23, 2006).

10.15**

Restricted Stock Grant Agreement, dated July 14, 2009, between Seth Grae and the Company (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by the Company on July 20, 2009).

10.16**	Stock Option Agreement, dated July 14, 2009, between Seth Grae and the Company (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by the Company on July 20, 2009).

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

73

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

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Form 10-K filed by the company on March 15, 2016)

23.1*	Consent of BDO USA, LLP

31.1*	Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification —Chief Financial Officer and Principal Accounting Officer.

32*	Section 1350 Certifications.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
____________

* Filed or furnished herewith
** Indicates management contract or compensatory plan or arrangement.
‡ Certain portions of this exhibit have been omitted be redacting a portion of text (indicated by asterisks in the text). This exhibit has been filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment.

