Form 10-Q
period 2017-03-31
LIGHTBRIDGE Corp
filed 2017-05-09
CIK 1084554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the issuer’s common stock, as of May 3, 2017 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	9,911,864

LIGHTBRIDGE CORPORATION
Form 10-Q
MARCH 31, 2017

PART I—FINANCIAL INFORMATION

Lightbridge Corporation

Condensed Consolidated Balance Sheets

	March 31,
	2017	December 31,
	(Unaudited)	2016
ASSETS
Current Assets
Cash and cash equivalents	$5,215,035	$3,584,877
Restricted cash	114,036	114,012
Accounts receivable - project revenue and reimbursable project costs	87,614	388,434
Prepaid expenses and other current assets	165,067	80,933
Deferred financing costs, net	491,168	491,168
Total Current Assets	6,072,920	4,659,424

Other Assets
Patent costs	1,203,354	1,160,465
Deferred financing costs, net	859,682	982,486
Total Other Assets	2,063,036	2,142,951
Total Assets	$8,135,956	$6,802,375

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,159,163	$1,216,321
Total Current Liabilities	1,159,163	1,216,321

Long-Term Liabilities
Deferred lease abandonment liability	-	28,464
Total Liabilities	1,159,163	1,244,785

Commitments and contingencies – Note 4

Stockholders' Equity
Preferred stock, $0.001 par value, 10,000,000 authorized shares, convertible Series A preferred shares, 1,020,000 shares issued and outstanding at March 31, 2017 and December 31, 2016	1,020	1,020
Common stock, $0.001 par value, 100,000,000 authorized, 9,716,004 shares and 7,112,143 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	9,716	7,112
Additional paid-in capital	89,427,982	86,266,075
Accumulated deficit	(82,461,925)	(80,716,617)
Total Stockholders' Equity	6,976,793	5,557,590
Total Liabilities and Stockholders' Equity	$8,135,956	$6,802,375

The accompanying notes are an integral part of these condensed consolidated financial statements

Lightbridge Corporation

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2017	2016
Revenue:

Consulting Revenue	$135,485	$166,546

Cost of Consulting Services Provided	85,363	68,225

Gross Margin	50,122	98,321

Operating Expenses
General and administrative	1,208,303	1,096,109
Research and development	464,343	586,250
Total Operating Expenses	1,672,646	1,682,359

Operating Loss	(1,622,524)	(1,584,038)

Other Income and (Expenses)
Warrant revaluation	-	1,253,854
Financing costs	(122,804)	-
Other income (expenses)	20	(4,521)
Total Other Income and (Expenses)	(122,784)	1,249,333

Net loss before income taxes	(1,745,308)	(334,705)

Income taxes	-	-

Net loss	$(1,745,308)	$(334,705)

Accumulated preferred stock dividend	(49,000)	-

Net loss attributable to common stockholders	(1,794,308)	(334,705)

Net Loss Per Common Share,
Basic and Diluted	$(0.20)	$(0.09)

Weighted Average Number of Common Shares Outstanding	9,138,014	3,931,506

The accompanying notes are an integral part of these condensed consolidated financial statements

Lightbridge Corporation

Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2017	2016
Operating Activities:
Net Loss	$(1,745,308)	$(334,705)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock-based compensation	229,631	185,456
Amortization of deferred financing costs	122,804	-
Warrant revaluation	-	(1,253,854)
Changes in operating working capital items:
Accounts receivable - fees and reimbursable project costs	300,820	(13,822)
Prepaid expenses and other assets	(84,134)	(308,438)
Accounts payable and accrued liabilities	78,262	505,498
Deferred lease abandonment liability	(42,164)	(95,008)
Net Cash Used In Operating Activities	(1,140,089)	(1,314,873)

Investing Activities:
Patent costs	(42,889)	(61,599)
Net Cash Used In Investing Activities	(42,889)	(61,599)

Financing Activities:
Net proceeds from the issuance of common stock	2,813,160	1,396,339
Proceeds from the issuance of note payable	-	135,000
Repayment of note payable	-	(26,786)
Restricted cash	(24)	-
Net Cash Provided by Financing Activities	2,813,136	1,504,553

Net Increase In Cash and Cash Equivalents	1,630,158	128,081

Cash and Cash Equivalents, Beginning of Period	3,584,877	623,184

Cash and Cash Equivalents, End of Period	$5,215,035	$751,265

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period:
Interest paid	$-	$484
Income taxes paid	$-	$-
Non-Cash Financing Activity:
Decrease in accrued liabilities – stock-based compensation	$121,720	$-
Accumulated preferred stock dividend	$49,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

LIGHTBRIDGE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation, Summary of Significant Accounting Policies and Nature of Operations

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Lightbridge Corporation and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America, including a summary of the Company’s significant accounting policies, have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2016, included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

The Company was formed on October 6, 2006, when Thorium Power, Ltd. merged with Thorium Power, Inc., (“TPI”), which had been formed in the State of Delaware on January 8, 1992. On September 29, 2009, we changed our name from Thorium Power, Ltd. to Lightbridge Corporation (subsequently referred to as “we” or the “Company”). We are engaged in two operating business segments: our Technology Business Segment and our Consulting Business Segment (see Note 7-Business Segment Results).

Going Concern and Liquidity

We have incurred recurring losses since inception and expect to continue to incur losses as a result of costs and expenses related to our research and continued development of our nuclear fuel and our corporate general and administrative expenses. At March 31, 2017, we had $5.3 million in cash and restricted cash. We have expended substantial funds on the research and development of our fuel technology and expect to increase our spending on research and development expenditures if we are able to execute on a potential joint venture with AREVA NP. Our net losses incurred for the three months ended March 31, 2017 amounted to $(1.7) million and working capital was approximately $4.9 million at March 31, 2017. As a result, there is substantial doubt about our ability to continue as a going concern. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects. The Company expects to seek to obtain additional funding through future equity issuances. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

On June 11, 2015, the Company entered into an at-the-market issuance (“ATM”) sales agreement with MLV & Co. LLC ("MLV") (see Note 6), pursuant to which the Company may issue and sell shares of its common stock from time to time through MLV as the Company's sales agent. On September 1, 2015, MLV was acquired by FBR & Co. We raised approximately $2.8 million, net of financing costs, from our ATM with MLV for the three months ended March 31, 2017. The Company registered the sale of up to $5.8 million of common stock under this ATM sales agreement and has raised the entire $5.8 million amount of common stock registered as of the date of this filing. As the Company’s public float was less than $75.0 million as of March 31, 2017, the Company’s usage of its S-3 shelf registration statement is limited. The Company still maintains the ability to raise funds through other means, such as through the filing of a registration statement on Form S-1 or in private placements. The rules and regulations of the SEC or any other regulatory agencies may restrict the Company’s ability to conduct certain types of financing activities, or may affect the timing of and amounts it can raise by undertaking such activities.

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

Lightbridge will seek patent validation in key countries that either currently operate or are expected to build and operate a large number of suitable nuclear power reactors.

Consulting Business Segment

The purpose of our Consulting Business Segment is to generate a positive profit margin that can provide internal cash resources to help defray a portion of the costs associated with our research and development activities and corporate overhead. Through our Consulting Business, we provide consulting and strategic advisory services to companies and governments planning to create or expand electricity generation capabilities using nuclear power plants. We opportunistically seek new consulting work that can generate acceptable profit margins.

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

Deferred Taxes – During November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified on a net basis as non-current in a statement of financial position. Early adoption of this ASU did not have an effect on our deferred tax assets and deferred tax liabilities in our consolidated balance sheets.

Debt Issuance Costs - In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs”. The new standard will more closely align the presentation of debt issuance costs under U.S. generally accepted accounting principles with the presentation under comparable IFRS standards. Debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. The cost of issuing debt will no longer be recorded as a separate asset, except when incurred before receipt of the funding from the associated debt liability. Under current U.S. generally accepted accounting principles, debt issuance costs are reported on the balance sheet as assets and amortized as interest expense. The costs will continue to be amortized to interest expense using the effective interest method. Subsequent to the issuance of ASU 2015-03 the Securities and Exchange Commission staff made an announcement regarding the presentation of debt issuance costs associated with line-of-credit arrangements, which was codified by the FASB in ASU 2015-15. This guidance, which clarifies the exclusion of line-of-credit arrangements from the scope of ASU 2015-03, is effective upon adoption of ASU 2015-03. ASU 2015-03 is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The implementation of this standard did not have a material impact on the Company’s consolidated financial statements.

Stock Compensation - In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which will simplify the income tax consequences, accounting for forfeitures and classification on the Statement of Consolidated Cash Flows. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. This new pronouncement has been adopted on January 1, 2017 and did not have a material effect on the Company’s financial position, results of operations or cash flows.

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

Note 2. Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period except that it does not include unvested common shares subject to repurchase or cancellation. Diluted net income per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, warrants, restricted shares, and unvested common shares subject to repurchase or cancellation. The dilutive effect of outstanding stock options, restricted shares, restricted stock units, and warrants is not reflected in diluted earnings per share because we incurred net losses for the three months ended March 31, 2017 and 2016, and the effect of including these potential common shares in the net loss per share calculations would be anti-dilutive and are therefore not included in the calculations.

Loss per-share amounts for all periods have been retroactively adjusted to reflect the Company’s 1-for-5 reverse stock split, which was effective July 20, 2016.

Note 3. Accounts Payable and Accrued Liabilities

Accounts payable and accrued expenses (rounded in millions) consisted of the following:

	March 31,	December 31,
	2017	2016
Trade payables	$0.1	$0.3
Accrued expenses and other	0.4	0.4
Accrued bonuses	0.7	0.5
Total	$1.2	$1.2

Note 4. Commitments and Contingencies

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

Note 5. Research and Development Costs

Research and development costs, included in the accompanying condensed consolidated statement of operations amounted to approximately $0.5 million and $0.6 million for the three months ended March 31, 2017 and 2016, respectively.

We have consulting agreements with several consultants working on various projects for us, which total approximately $20,000 per month.

Note 6. Stockholders’ Equity

All common shares, warrants and stock option amounts and per share amounts for all periods reported below has been retroactively adjusted to reflect the Company’s 1-for-5 reverse stock split, which was effective July 20, 2016.

At March 31, 2017, there were 9,716,004 common shares, 1,713,172 common stock warrants and 2,172,247 stock options outstanding, all totaling 13,601,423 of total common stock and common stock equivalents outstanding at March 31, 2017. At December 31, 2016, there were 7,112,143 common shares, 1,713,172 common stock warrants and 2,172,581 stock options outstanding, all totaling 10,997,896 of total stock and stock equivalents outstanding at December 31, 2016.

Securities Purchase Agreement – General International Holdings, Inc.

On August 2, 2016, we issued 1,020,000 shares of the Company’s newly created Non-Voting Series A Convertible Preferred Stock (the “Series A Preferred Stock”) to General International Holdings, Inc. for $2.8 million or approximately $2.75 per share. Dividends accrue on the Series A Preferred Stock at the rate of 7% per year and will be paid in-kind. The accumulated dividend (unpaid) at March 31, 2017 was approximately $0.1 million dollars.

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

The Company issued 500,000 common stock purchase warrants with a strike price of $0.01 per share to Aspire Capital as the commitment fee for entering into this option agreement. The commitment fee of approximately $1.7 million was recorded as deferred financing costs and additional paid-in capital and this asset will be amortized over the life of the option agreement. The amortized amount of $0.1 million was expensed to financing costs during the three months ended March 31, 2017. The total short-term and long-term unamortized portion is carried on the balance sheet as deferred financing costs. The short-term portion was approximately $0.5 million and the long-term portion was approximately $0.9 million, at March 31, 2017. The short-term portion was approximately $0.5 million and long-term portion was approximately $1.0 million, at December 31, 2016.

The assumptions used in the Black Scholes option-pricing model for the year ended December 31, 2016, was as follows:

Closing price per share of common stock	$3.34
Average risk-free interest rate	0.83%
Average expected life- years	3.38
Expected volatility	92.61%
Expected dividends	0%

The future amortization of deferred financing costs is as follows (in millions):

2017	$0.4
2018	$0.5
2019	$0.5

Equity Purchase Agreement – Equity Line

On September 4, 2015, we entered into a common stock purchase agreement with Aspire Capital, which provides that Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of our common stock over a two-year term, subject to certain limitations. There were no sales made for the three months ended March 31, 2017. We presently do not have an effective Form S-1 registration statement on file with the Securities and Exchange Commission as of the date of this filing, to sell common shares under this equity purchase agreement.

For the three months ended March 31, 2016 we sold 2.2 million common shares for total gross proceeds of approximately $1.4 million through the equity line financing arrangement with Aspire Capital that we have in place.

ATM Offering

On June 11, 2015, the Company entered into an at-the-market issuance (“ATM”) sales agreement with MLV & Co. LLC ("MLV"), pursuant to which the Company may issue and sell shares of its common stock from time to time through MLV as the Company's sales agent. On September 1, 2015, MLV was acquired by FBR & Co. The issuance and sale of shares by the Company under the sales agreement are registered shares under the Company's shelf registration statement on Form S-3, as filed with the Securities and Exchange Commission on June 11, 2015 and declared effective by the Securities and Exchange Commission. The Company registered the sale of up to $5.8 million of common stock under the ATM sales agreement. There have been approximately 2.5 million shares sold for total gross proceeds of approximately $2.8 million through the ATM for the three month period ended March 31, 2017. There have been approximately 1.9 million shares sold for total gross proceeds of approximately $2.6 million through the ATM for the twelve month period ended December 31, 2016.

Outstanding Warrants

	March 31,	December 31,
	2017	2016

Issued to Investors on July 28, 2010, entitling the holders to purchase 207,000 common shares in the Company at an exercise price of $45.00 per common share up to and including July 27, 2017. At March 31, 2017 and December 31, 2016, the fair market value of these warrants was not significant.	207,000	207,000

Issued to Investors on October 25, 2013, entitling the holders to purchase 250,000 common shares in the Company at an exercise price of $11.50 per common share up to and including April 24, 2021. In 2016, 59,450 of these warrants were exchanged for common stock, and all remaining warrant holders agreed to new warrant terms in exchange for a reduced exercise price of $6.25 per share.	163,986	163,986

Issued to Investors on November 17, 2014, entitling the holders to purchase 546,919 common shares in the Company at an exercise price of $11.55 per common share up to and including May 16, 2022. On June 30, 2016, the warrant holders agreed to new warrant terms in exchange for a reduced exercise price of $6.25 per share.	546,919	546,919

Issued to an Investor on June 28, 2016, entitling the holders to purchase 295,267 common shares in the Company at an exercise price of $0.05 per common share (pre-funded) up to and including June 27, 2021.	295,267	295,267

Issued to an investor on August 10, 2016, entitling the holders to purchase 500,000 common shares in the Company at an exercise price of price of $0.01 per share, up to and including December 31, 2019.	500,000	500,000

	1,713,172	1,713,172

These outstanding warrants were reported in the equity section of our balance sheet.

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

Total stock options outstanding at March 31, 2017 and December 31, 2016, under the 2006 Stock Plan and 2015 Equity Incentive Plan were 2,172,247 and 2,172,581 of which 1,721,771 and 1,722,105 of these options were vested at March 31, 2017 and December 31, 2016, respectively. Stock based compensation was approximately $0.2 million and $0.2 million for the three months ended March 31, 2017 and 2016, respectively.

2016 Non-Qualified Option Grants

On November 9, 2016, the Board of Directors granted non-qualified stock options relating to approximately 670,000 shares under the 2015 Equity Incentive Plan to employees and consultants of the Company. These stock options were granted by the Board of Directors upon recommendation by the Compensation Committee and vested immediately, with a strike price of $1.54, which was the closing price of the Company’s stock on November 9, 2016. These options have a 10 year contractual term, with a fair value of $1.05 per option and an expected term of 5 years. Approximately 52% of these stock options are contingent upon the Company receiving shareholder approval at the 2017 Shareholders’ Annual Meeting, to increase the number of underlying shares available to be issued under the 2015 Equity Incentive Plan.

Stock option transactions to the employees, directors and consultants are summarized as follows for the three months ended March 31, 2017:

		Weighted	Weighted
		Average	Average
	Options	Exercise	Grant Date
	Outstanding	Price	Fair Value
Beginning of the period	2,172,581	$6.70	$4.83
Granted	----	----	----
Exercised	----	----	----
Forfeited	----	----	----
Expired	(334)	49.50	34.80
End of the period	2,172,247	$6.69	$4.83

Options exercisable	1,721,771	$7.03	$5.15

A summary of the status of the Company’s non-vested shares as of March 31, 2017 and December 31, 2016, and changes during the three months ended March 31, 2017 and the year ended December 31, 2016, is presented below:

		Weighted-
		Average Fair	Weighted
		Value	Average
	Shares	Grant Date	Exercise Price
Non-vested Shares
Non-vested - December 31, 2015	359,001	$4.55	$6.70

Granted	1,210,467	$1.71	$3.02
Vested	(1,118,992)	1.81	3.19
Forfeited	-	-	-
Non-vested - December 31, 2016	450,476	$3.60	$5.40
Granted	-	-	-
Vested	-	-	-
Forfeited	-	-	-
Non-vested - March 31, 2017	450,476	$3.60	$5.40

As of March 31, 2017, there was approximately $1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.50 years. There was substantially no intrinsic value for the stock options outstanding at March 31, 2017 and December 31, 2016.

The above tables include options issued and outstanding as of March 31, 2017 and December 31, 2016, as follows:

i)	A total of 51,051 non-qualified 10 year options have been issued, and are outstanding, to advisory board members at exercise prices of $22.50 to $72.00 per share.

ii)

A total of 1,782,329 non-qualified 5-10 year options have been issued, and are outstanding, to our directors, officers, and employees at exercise prices of $1.14 to $52.50 per share. From this total, 595,146 options are outstanding to the Chief Executive Officer who is also a director, with remaining contractual lives of 0.7 years to 9.6 years. All other options issued to directors, officers, and employees have a remaining contractual life ranging from 0.3 years to 9.8 years.

iii)	A total of 338,867 non-qualified 3-10 year options have been issued, and are outstanding, to our consultants at exercise prices of $1.54 to $52.50 per share.

No stock options have been awarded in 2017. Weighted average assumptions used in the Black Scholes option-pricing model for the year ended December 31, 2016, were as follows:

Year ended
December 31,
2016

Average risk-free interest rate	1.57%
Average expected life- years	5.05
Expected volatility	87.74%
Expected dividends	0.0

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

Note 7. Business Segment Results

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

BUSINESS SEGMENT RESULTS - THREE MONTHS ENDED MARCH 31, 2017 AND 2016

					Corporate and
	Consulting		Technology		Eliminations		Total
	2017	2016	2017	2016	2017	2016	2017	2016
Revenue	$135,485	$166,546	$-	$-	$-	$-	$135,485	$166,546
Segment Profit - Pre Tax	$(68,361)	$(47,608)	$(464,343)	$(586,250)	$(1,212,604)	$299,153	$(1,745,308)	$(334,705)
Total Assets	$87,614	$153,619	$1,203,354	$1,012,193	$6,844,988	$1,553,564	$8,135,956	$2,719,376

Note 8. Subsequent Events

Equity Transactions

From April 1, 2017 to May 9, 2017, we received additional gross proceeds of approximately $0.2 million under the ATM agreement with MLV from the sale of approximately 0.2 million shares of our common stock.

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
•

Operations Review — an analysis of our consolidated results of operations for the periods presented in our consolidated condensed financial statements. Except to the extent that differences among our operating segments are material to an understanding of our business as a whole, we present the discussion in the MD&A on a consolidated basis; and

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

Financial information about our business segments is included in Note 7 - Business Segment Results, of the Notes to the Condensed Consolidated Financial Statements, included in Part I Item 1, Financial Statements of this Quarterly Report on Form 10-Q.

NEXT GENERATION NUCLEAR FUEL FOR THE NUCLEAR INDUSTRY

Research and Development Project Schedule

We currently anticipate that we, working in collaboration with our development partners/vendors and in certain cases contingent upon execution of collaborative research and development agreements with them will be able to:

•	Develop analytical models in 2017-2018 for our metallic fuel technology that can be used for reactor analysis and regulatory licensing;

•	Develop a regulatory licensing plan for lead test assemblies and present it to the US Nuclear Regulatory Commission in 2018;

•	Perform in-reactor and out-of-reactor experiments in 2017-2023;

•	Have semi-scale metallic fuel samples fabricated in 2019-2020 for irradiation testing in a test reactor environment under prototypic commercial reactor conditions;

•	Establish a pilot-scale fuel fabrication facility and demonstrate full-length fabrication of our metallic fuel rods in 2020-2022; and

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make a variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. For a discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our financial statements, please see “Critical Accounting Policies and Estimates” under Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed on March 23, 2017, incorporated herein by reference. There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2017.

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

OPERATIONS REVIEW

Business Segments and Periods Presented

We have provided a discussion of our results of operations on a consolidated basis and have also provided certain detailed segment information for each of our business segments below for the three months ended March 31, 2017 and 2016, in order to provide a meaningful discussion of our business segments. We have organized our operations into two principal segments: Consulting and Technology Business segments. We present our segment information along the same lines that our chief executives review our operating results in assessing performance and allocating resources.

BUSINESS SEGMENT RESULTS - THREE MONTHS ENDED MARCH 31, 2017 AND 2016

					Corporate and
	Consulting		Technology		Eliminations		Total
	2017	2016	2017	2016	2017	2016	2017	2016
Revenue	$135,485	$166,546	$-	$-	$-	$-	$135,485	$166,546
Segment Profit - Pre Tax	$(68,361)	$(47,608)	$(464,343)	$(586,250)	$(1,212,604)	$299,153	$(1,745,308)	$(334,705)
Total Assets	$87,614	$153,619	$1,203,354	$1,012,193	$6,844,988	$1,553,564	$8,135,956	$2,719,376

Technology Business

Over the next 12 to 15 months, we expect to incur approximately $3 million to $5 million in research and development expenses related to the development of our proprietary nuclear fuel designs, including funding a potential joint venture with AREVA NP, contingent on us raising additional equity capital in 2017 to fund these expenses. We spent approximately $0.5 million and $0.6 million for research and development for the three months ended March 31, 2017 and 2016, respectively.

Over the next 2-3 years, we expect that our research and development activities will increase and will be primarily focused on testing and demonstration of our metallic fuel technology for Western-type water-cooled reactors. The main objective of this research and development phase is to prepare for full-scale demonstration of our fuel technology in an operating commercial power reactor.

Consulting Services Business

At the present time, all of our revenue for the three months ended March 31, 2017 and 2016 is from our consulting services business segment. The fee type and structure that we offer for each client engagement is dependent on a number of variables, including the complexity of the services, the level of the opportunity for us to improve the client’s electricity generation capabilities using nuclear power plants, and other factors.

Consolidated Results of Operations – Three Months Ended March 31, 2017 and 2016

The following table presents our historical operating results and the increase (decrease) in amounts for the periods indicated:

			(Decrease)	(Decrease)
	2017	2016	Change $	Change %

Consulting Revenues	$135,485	$166,546	$(31,061)	-19%

Cost of services provided
Consulting expenses	$85,363	$68,225	$17,138	25%

Gross profit	$50,122	$98,321	$(48,199)	-49%

Operating Expenses
General and administrative	$1,208,303	$1,096,109	$112,194	10%

Research and development expenses	$464,343	$586,250	$(121,907)	-21%

Total Costs and Expenses	$1,642,646	$1,682,359	$(39,713)	-2%

Total Operating Loss	$(1,622,524)	$(1,584,038)	$38,486	2%

Other Income and (Expenses)	$(122,784)	$1,249,333	$(1,372,117)	-110%

Net loss - before income taxes	$(1,745,308)	$(334,705)	$1,410,603	421%

Revenue

The following table presents our revenues, by business segment, for the three months presented (rounded in millions):

	2017	2016

Consulting Segment Revenues:
ENEC and FANR (UAE)	$0.0	$0.1
Other	0.1	0.1
Total	0.1	0.2
Technology Segment Revenues	0.0	0.0
Total Revenues	$0.1	$0.2

The market for nuclear industry consulting services is competitive, fragmented, and subject to rapid change. Our main business is developing our nuclear fuel and we may continue to provide some consulting services in the future, but we have shifted the focus and resources of the company to the fuel division and away from consulting. The decrease in our revenues from 2017 to 2016 of $0.1 million resulted from the net decrease in the work performed for our FANR project.

Costs and Expenses

The following table presents our cost of services provided, by business segment, for the periods presented (rounded in millions):

	Three Months Ended
	March 31,
	2017	2016

Consulting	$0.1	$0.1
Technology	0.0	0.0
Total	$0.1	$0.1

Cost of Services Provided

The cost of services provided for the three months ended March 31, 2017, versus the three months ended March 31, 2016, increased due to the increased use of consultants and the allocation of stock-based compensation and other incentives. Cost of services provided is comprised of expenses related to the consulting, professional, administrative, and other support costs and stock-based compensation allocated to our consulting projects labor, which were incurred to perform and support the work done for our consulting projects. The billing rates available to us from our outside consultants who provide services under our consulting contracts predominantly remained the same in 2017 and 2016. If consulting revenues increase in future periods, we expect cost of services provided will increase in dollar amount and may increase as a percentage of revenues due to increased pricing competition for consulting contracts.

Total stock-based compensation included in cost of services provided was approximately $16,000 and $13,000 for the three months ended March 31, 2017 and 2016, respectively.

Total reported gross profit margin for the three months ended March 31, 2017 was 37% compared to 59% for the three months ended March 31, 2016 due to the increase in cost of services provided, as mentioned above.

Research and Development

The following table presents our research and development expenses, (rounded in millions):

	Three Months Ended
	March 31,
	2017	2016

Research and development expenses	$0.5	$0.6

Research and development expenses consist mostly of compensation and related overhead costs for personnel responsible for the research and development of our fuel. Total research and development expenses decreased by $0.1 million for the three month periods ended March 31, 2017, as compared to the three months ended March 31, 2016. This decrease was due to a decrease in spending with third party research and development vendors of approximately $0.2 million, due to increased focus on time and resources being spent on forming the potential AREVA NP Joint Venture; decrease in professional fees of approximately $0.1 million, offset by an increase in employee wages and benefits of approximately $0.1 million. Total stock-based compensation included in research and development expenses increased by approximately $37,000 and was approximately $83,000 and $46,000 for the three months ended March 31, 2017 and 2016, respectively.

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

See Note 5 - Research and Development expense of the Notes to our condensed consolidated financial statements included in Part I Item 1 of this Quarterly Report Form on 10-Q for additional information about our research and development costs.

General and Administrative Expenses

The following table presents our general and administrative expenses, (rounded in millions):

	Three Months Ended
	March 31,
	2017	2016

General and administrative expenses	$1.2	$1.1

General and administrative expenses consist mostly of compensation and related costs for personnel and facilities, stock-based compensation, finance, human resources, information technology, and fees for consulting and other professional services. Professional services are principally comprised of outside legal, audit, strategic advisory services and outsourcing services.

This increase was due to an increase in professional fees of approximately $0.1 million due primarily to increased legal fees, increase in employee wages and benefits of approximately $0.1 million offset by a decrease in rent and other general and administrative expenses of approximately $0.1 million. Total stock-based compensation included in general and administrative expenses were approximately $131,000 and $127,000 for the three months ended March 31, 2017 and 2016, respectively.

See Note 6 - Stockholders’ Equity of the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information regarding our stock-based compensation.

Other Income (Expenses)

There was decrease in net other income of approximately $1.4 million. This decrease was due to a decrease in warrant valuation income of approximately $1.3 million and an increase in financing cost expense of approximately $0.1 million. The change for the warrant revaluation in our statements of operations is due to a change in the accounting treatment of the outstanding warrants, which were recorded as derivative liabilities at March 31, 2016 and are now recorded as equity in 2017, due to the modification of the warrant terms in 2016. The increase in financing costs was due to the amortization of the deferred financing costs asset recorded for the Aspire option agreement (see Note 6 of the notes to the accompanying condensed consolidated financial statements).

Interest income and other income and expenses, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, were substantially the same amount.

Provision for Income Taxes

The following table presents our provision for income taxes. Our effective tax rate for the periods presented is 38%.

	Three Months Ended
	March 31,
	2017	2016

Provision for income taxes	$0.0	$0.0

We incurred a pre-tax net loss for both 2017 and 2016. We reviewed all sources of income for purposes of recognizing the deferred tax assets and concluded a full valuation allowance for 2017 and 2016 was necessary. Therefore we did not have a provision for taxes for both the three months ended March 31, 2017 and 2016.

Liquidity, Capital Resources and Financial Position

We have historically financed our operations through the sale of our securities and from revenue generated by our consulting and strategic advisory services. To date, our consulting revenue has not provided sufficient cash flow to cover both our research and development expenses and corporate overhead expenses, and our consulting revenue has declined in recent years.

At March 31, 2017, we had cash and equivalents of approximately $5.2 million, as compared to approximately $3.6 million at December 31, 2016. The $1.6 million increase in cash and equivalents resulted from the sale of approximately $2.8 million of common stock during the quarter ended March 31, 2017, partially offset by net cash used in operating activities of approximately $1.1 million. We used cash during the quarter ended March 31, 2017 primarily to fund our general and administrative expenses and for research and development. The gross margin on our consulting and strategic advisory services was $50,122 for the quarter ended March 31, 2017, down from $98,321 in the year-ago period.

Although our cash and equivalents increased in the quarter ended March 31, 2017, we currently project a cash flow shortfall averaging approximately $0.5 million to $0.6 million per month over the course of the next 12 months, as we anticipate having additional capital needs over this period resulting from our anticipated joint venture with AREVA NP. The additional capital needs primarily relate to research and development activities for the development, manufacture and commercialization of our nuclear fuel assemblies. We are working to reduce our projected monthly cash flow shortfall as we are currently seeking new sources of financing to fund our additional research and development work over the next 12 months. We have the ability to delay incurring certain operating expenses in the next 12 months, which could reduce our cash flow shortfall, if needed.

Our ability to continue to fund our research and development activities and corporate overhead expenses and continue as a going concern is dependent upon our ability to secure additional financing. We are party to an ATM sales agreement with MLV, a subsidiary of FBR & Co, and a $10 million common stock purchase agreement with Aspire Capital Fund, LLC, and we have the option to enter into up to another two purchase agreements with Aspire Capital through December 31, 2019 pursuant to the terms of an option agreement with Aspire Capital. See Note 6 of the notes to the accompanying condensed consolidated financial statements for a discussion of the ATM sales agreement with MLV and purchase agreement with Aspire Capital and sales activity thereunder. Currently, our ability to issue additional securities under the ATM sales agreement with MLV is limited until we have additional capacity under our existing shelf registration statement on Form S-3. Also, although we have approximately $7.3 million remaining under our purchase agreement with Aspire Capital, we will need to file and have declared effective a registration statement on Form S-1 in order to issue additional shares of common stock to Aspire Capital, and in any event will be limited to issuing an aggregate of 3.0 million shares to Aspire Capital under the existing purchase agreement until such time as we receive stockholder approval to issue additional shares.

In addition to the ATM sales agreement with MLV and purchase agreement with Aspire Capital, we may seek other sources of capital. The primary additional sources of capital cash available to us are (i) equity investment from investors, such as the approximately $2.8 million of preferred stock we issued in August 2016; and (ii) strategic investments or cost-sharing contributions through alliances with major fuel vendors, fuel fabricators and/or other strategic parties to support the remaining research and development activities required to further enhance and complete the development of our fuel products to a commercial stage.

We have been successful at raising capital in the past but there can be no assurance that additional capital will be available on terms acceptable to us or in amounts sufficient to meet our needs. In the event that we are unable to raise sufficient capital, we may be required to delay, reduce or severely curtail our operations or otherwise impede our ongoing business efforts, or we could be forced to cease operations altogether.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, evaluated the disclosure controls and procedures related to the recording, processing, summarization and reporting of information in the periodic reports that we file with the SEC. These disclosure controls and procedures have been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2017.

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

ITEM 1A. RISK FACTORS

You should carefully consider the risk factors discussed in Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2016.

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

Date: May 9, 2017

LIGHTBRIDGE CORPORATION

By:	/s/ Seth Grae
Name: Seth Grae
Title: President, Chief Executive Officer and
Director
(Principal Executive Officer)

By:	/s/ Linda Zwobota
Name: Linda Zwobota
Title: Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

EXHIBIT INDEX –

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

