Form 10-Q
period 2017-06-30
LIGHTBRIDGE Corp
filed 2017-08-08
CIK 1084554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

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

__________________________________________________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the issuer’s common stock, as of July 31, 2017 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	10,738,905

LIGHTBRIDGE CORPORATION

FORM 10-Q

JUNE 30, 2017

PART I—FINANCIAL INFORMATION

Lightbridge Corporation
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$3,992,160	$3,584,877
Restricted cash	114,059	114,012
Accounts receivable - project revenue and reimbursable project costs	10,889	388,434
Prepaid expenses and other current assets	131,317	80,933
Deferred financing costs, net	491,168	491,168
Total Current Assets	4,739,593	4,659,424
Other Assets
Patent costs	1,275,637	1,160,465
Deferred financing costs, net	736,877	982,486
Total Other Assets	2,012,514	2,142,951
Total Assets	$6,752,107	$6,802,375

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,002,339	$1,216,321
Total Current Liabilities	1,002,339	1,216,321
Long-Term Liabilities
Deferred lease abandonment liability	-	28,464
Total Liabilities	1,002,339	1,244,785
Commitments and Contingencies - Note 4
Stockholders' Equity
Preferred stock, $0.001 par value, 10,000,000 authorized shares, convertible Series A preferred shares, 1,020,000 shares issued and outstanding at June 30, 2017 and December 31, 2016.	1,020	1,020
Common stock, $0.001 par value, 100,000,000 authorized, 9,911,864 shares and 7,112,143 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	9,912	7,112
Additional paid-in capital	89,838,423	86,266,075
Accumulated deficit	(84,099,587)	(80,716,617)
Total Stockholders' Equity	5,749,768	5,557,590
Total Liabilities and Stockholders' Equity	$6,752,107	$6,802,375

The accompanying notes are an integral part of these condensed consolidated financial statements

Lightbridge Corporation
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue:
Consulting Revenue	$14,425	$122,377	$149,910	$288,923

Cost of Consulting Services Provided	4,300	62,137	89,663	130,362

Gross Margin	10,125	60,240	60,247	158,561

Operating Expenses
General and administrative	971,290	1,112,582	2,179,592	2,208,694
Research and development	545,644	419,498	1,009,987	1,005,748
Total Operating Expenses	1,516,934	1,532,080	3,189,579	3,214,442

Operating Loss	(1,506,809)	(1,471,840)	(3,129,332)	(3,055,881)

Other Income and (Expenses)
Warrant revaluation	-	311,645	-	1,565,499
Warrant modification expense	-	(129,369)	-	(129,369)
Financing costs	(130,877)	-	(253,681)	-
Investment income	23	274	47	274
Other income (expenses)	-	(7,915)	-	(12,434)
Total Other Income and (Expenses)	(130,854)	174,635	(253,634)	1,423,970

Net loss before income taxes	(1,637,663)	(1,297,205)	(3,382,966)	(1,631,911)

Income taxes	-	-	-	-

Net loss	$(1,637,663)	$(1,297,205)	$(3,382,966)	$(1,631,911)
Accumulated preferred stock dividend	(49,000)	-	(98,000)	-
Net loss attributable to common stockholders	(1,686,663)	(1,297,205)	(3,480,966)	(1,631,911)

Net Loss Per Common Share,
Basic and Diluted	$(0.17)	$(0.30)	$(0.37)	$(0.40)

Weighted Average Number of Common Shares Outstanding	9,911,864	4,273,031	9,524,939	4,074,104

The accompanying notes are an integral part of these condensed consolidated financial statements

Lightbridge Corporation
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2017	2016
Operating Activities:
Net Loss	$(3,382,966)	$(1,631,911)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock-based compensation	427,880	550,552
Amortization of deferred financing costs	245,609	-
Warrant revaluation	-	(1,565,499)
Warrant modification expense	-	129,369
Changes in operating working capital items:
Accounts receivable - fees and reimbursable project costs	377,545	70,101
Prepaid expenses and other assets	(50,384)	(21,482)
Accounts payable and accrued liabilities	(48,540)	231,516
Deferred lease abandonment liability	(72,186)	(154,141)
Net Cash Used in Operating Activities	(2,503,042)	(2,391,495)

Investing Activities:
Patent costs	(115,172)	(97,924)
Net Cash Used in Investing Activities	(115,172)	(97,924)

Financing Activities:
Net proceeds from the issuance of common stock	3,025,544	2,991,487
Proceeds from the issuance of note payable	-	135,000
Repayment of note payable	-	(66,964)
Restricted cash	(47)	290,811
Net Cash Provided by Financing Activities	3,025,497	3,350,334

Net Increase in Cash and Cash Equivalents	407,283	860,915

Cash and Cash Equivalents, Beginning of Period	3,584,877	623,184

Cash and Cash Equivalents, End of Period	$3,992,160	$1,484,099

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period:
Interest paid	$-	$1,618
Income taxes paid	$-	$-
Non-Cash Financing Activity:
Warrant liability	$-	$692,110
Accumulated preferred stock dividend	$98,000	$-
Decrease in accrued liabilities - stock-based compensation	$121,720	$-

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

Going Concern and Liquidity

We have incurred recurring losses since inception and expect to continue to incur losses as a result of costs and expenses related to our research and continued development of our nuclear fuel and our corporate general and administrative expenses. At June 30, 2017, we had $4.1 million in cash and restricted cash. We have expended substantial funds on the research and development of our fuel technology and expect to increase our spending on research and development expenditures if we are able to execute on a potential joint venture with AREVA NP. Our net losses incurred for the three months and six months ended June 30, 2017 amounted to $1.6 million and $3.4 million, respectively, and working capital was approximately $3.7 million at June 30, 2017. As a result, there is substantial doubt about our ability to continue as a going concern. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects. The Company expects to seek to obtain additional funding through future equity issuances. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

On June 11, 2015, the Company entered into an at-the-market issuance (“ATM”) sales agreement with MLV & Co. LLC ("MLV") (see Note 6), pursuant to which the Company may issue and sell shares of its common stock from time to time through MLV as the Company's sales agent. On September 1, 2015, MLV was acquired by FBR & Co. We raised approximately $3.0 million, net of financing costs, from our ATM with MLV for the six months ended June 30, 2017. The Company had registered for the sale of up to $5.8 million of common stock under this ATM sales agreement and had raised the entire $5.8 million amount of common stock registered under the Prospectus.

On July 12, 2017, the Company filed a prospectus supplement to register an additional approximate $1.6 million under a new ATM agreement with FBR Capital Markets & Co. and MLV, signed on July 12, 2017. As the Company’s public float was less than $75.0 million as of June 30, 2017, the Company’s usage of its S-3 shelf registration statement is limited. The Company still maintains the ability to raise funds through other means, such as through the filing of a registration statement on Form S-1 or in private placements. The rules and regulations of the SEC or any other regulatory agencies may restrict the Company’s ability to conduct certain types of financing activities, or may affect the timing of and amounts it can raise by undertaking such activities.

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

Revenue Recognition — In May 2014, the FASB issued guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations”. ASU 2016-08 clarifies implementation guidance on principal versus agent considerations in ASU 2014-09. ASU 2016-10 was issued to clarify ASC Topic 606 related to (i) identifying performance obligations; and (ii) the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers - Narrow-Scope Improvements and Practical Expedients”, to clarify certain narrow aspects of Topic 606 such as assessing the collectability criterion, presentation of sales taxes and other similar taxes collected from customers, noncash consideration, contract modifications at transition, completed contracts at transition, and technical correction. The guidance is effective for the interim and annual periods beginning on or after December 15, 2017 (early adoption is permitted but not sooner than the annual reporting periods beginning after December 15, 2016). The guidance permits the use of either a retrospective or cumulative effect transition method. The Company is in the initial stages of evaluating its various and potential future contracts subject to these updates but has not completed its assessment and therefore has not yet concluded on whether the adoption of this pronouncement will have a material effect on its consolidated financial statements and related disclosures.

Note 2. Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period except that it does not include unvested common shares subject to repurchase or cancellation. Diluted net income per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, warrants, restricted shares, and unvested common shares subject to repurchase or cancellation. The dilutive effect of outstanding stock options, restricted shares, restricted stock units, and warrants is not reflected in diluted earnings per share because we incurred net losses for the three and six months ended June 30, 2017 and 2016, and the effect of including these potential common shares in the net loss per share calculations would be anti-dilutive and are therefore not included in the calculations.

Loss per-share amounts for all periods have been retroactively adjusted to reflect the Company’s 1-for-5 reverse stock split, which was effective July 20, 2016.

Note 3. Accounts Payable and Accrued Liabilities

Accounts payable and accrued expenses (rounded in millions) consisted of the following:

	June 30,	December 31,
	2017	2016
Trade payables	$0.1	$0.3
Accrued expenses and other	0.3	0.4
Accrued bonuses	0.6	0.5
Total	$1.0	$1.2

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

Note 5. Research and Development Costs

Research and development costs, included in the accompanying condensed consolidated statement of operations amounted to approximately $0.5 million and $0.4 million for the three months ended June 30, 2017 and 2016, respectively and $1.0 million for each of the six months ended June 30, 2017 and 2016.

We have consulting agreements with several consultants working on various projects for us, which total approximately $20,000 per month.

Note 6. Stockholders’ Equity

All common shares, warrants and stock option amounts and per share amounts for all periods reported below has been retroactively adjusted to reflect the Company’s 1-for-5 reverse stock split, which was effective July 20, 2016.

At June 30, 2017, there were 9,911,864 common shares, 1,713,172 common stock warrants, 2,155,580 stock options outstanding and 1,020,000 shares of convertible preferred stock outstanding plus accrued dividends of $178,578, totaling 1,085,054 equivalent common shares, all totaling 14,865,670 of total common stock and common stock equivalents outstanding at June 30, 2017. At December 31, 2016, there were 7,112,143 common shares, 1,713,172 common stock warrants,2,172,581 stock options outstanding and 1,020,000 shares of convertible preferred stock outstanding plus accrued dividends of $ 80,578 totaling 1,049,354 equivalent common shares, all totaling 12,047,250 of total stock and stock equivalents outstanding at December 31, 2016.

Securities Purchase Agreement – General International Holdings, Inc.

On August 2, 2016, we issued 1,020,000 shares of the Company’s newly created Non-Voting Series A Convertible Preferred Stock (the “Series A Preferred Stock”) to General International Holdings, Inc. (“GIH”) for $2.8 million or approximately $2.75 per share. Dividends accrue on the Series A Preferred Stock at the rate of 7% per year and will be paid in-kind. The accumulated dividend (unpaid) at June 30, 2017 was approximately $0.2 million dollars.

Series A Preferred Stock

On July 29, 2016, in anticipation of the closing of the GIH offering discussed above, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Non-Voting Series A Convertible Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Nevada. Pursuant to the Certificate of Designation, the Company’s Board of Directors designated a new series of the Company’s preferred stock, the Non-Voting Series A Convertible Preferred Stock, par value $0.001 per share. The Certificate of Designation authorized the Company to issue 1,020,000 shares of Series A Preferred Stock. Each share of Series A Preferred Stock has a conversion right to convert to one common share and a liquidation preference of $2.75 per share. The holders of the Series A Preferred Stock have no voting rights. In addition, as long as 255,000 shares of Series A Preferred Stock are outstanding, the Company may not take certain actions without first having obtained the affirmative vote or waiver of the holders of a majority of the outstanding shares of Series A Preferred Stock. The Company has the option at any time after August 2, 2019 to redeem some or all of the outstanding Series A Preferred Stock for an amount in cash equal to the liquidation preference plus the amount of any accrued but unpaid dividends of the Series A Preferred Stock being redeemed. The holders of the Series A Preferred Stock do not have the ability to require the Company to redeem the Series A Preferred Stock.

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

The Company issued 500,000 common stock purchase warrants with a strike price of $0.01 per share to Aspire Capital as the commitment fee for entering into this option agreement. The commitment fee of approximately $1.7 million was recorded as deferred financing costs and additional paid-in capital and this asset will be amortized over the life of the option agreement. The amortized amount of $0.1 and $0.3 million was expensed to financing costs during the three and six months ended June 30, 2017, respectively. The total short-term and long-term unamortized portion is carried on the balance sheet as deferred financing costs. The short-term portion was approximately $0.5 million and the long-term portion was approximately $0.7 million, at June 30, 2017. The short-term portion was approximately $0.5 million and long-term portion was approximately $1.0 million, at December 31, 2016.

The assumptions used in the Black Scholes option-pricing model for the year ended December 31, 2016, was as follows:

Closing price per share of common stock	$3.34
Average risk-free interest rate	0.83%
Average expected life- years	3.38
Expected volatility	92.61%
Expected dividends	0%

The future amortization of deferred financing costs is as follows (in millions):

2017	$0.2
2018	$0.5
2019	$0.5

Equity Purchase Agreement – Equity Line

On September 4, 2015, we entered into a common stock purchase agreement with Aspire Capital, which provides that Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of our common stock over a two-year term, subject to certain limitations. There were no sales made for the three months ended June 30, 2017. We presently do not have an effective Form S-1 registration statement on file with the Securities and Exchange Commission as of the date of this filing, to sell common shares under this equity purchase agreement.

For the three months and six months ended June 30, 2016 we sold 0.0 million and 0.3 million common shares, respectively, for total gross proceeds of approximately $0.0 and $0.6 million through the equity line financing arrangement with Aspire Capital that we have in place.

ATM Offering

On June 11, 2015, the Company entered into an at-the-market issuance (“ATM”) sales agreement with MLV & Co. LLC ("MLV"), pursuant to which the Company may issue and sell shares of its common stock from time to time through MLV as the Company's sales agent. On September 1, 2015, MLV was acquired by FBR & Co. The issuance and sale of shares by the Company under the sales agreement are registered shares under the Company's shelf registration statement on Form S-3, as filed with the Securities and Exchange Commission on June 11, 2015 and declared effective by the Securities and Exchange Commission. The Company registered the sale of up to $5.8 million of common stock under the ATM sales agreement and sold all these registered shares. There have been approximately 2.7 million shares sold for total gross proceeds of approximately $3.2 million through the ATM for the six month period ended June 30, 2017. There have been approximately 1.9 million shares sold for total gross proceeds of approximately $2.6 million through the ATM for the twelve month period ended December 31, 2016.

Outstanding Warrants

	June 30,	December 31,
	2017	2016

Issued to Investors on July 28, 2010, entitling the holders to purchase 207,000 common shares in the Company at an exercise price of $45.00 per common share up to and including July 27, 2017. At June 30, 2017 and December 31, 2016, the fair value of these warrants was not significant.	207,000	207,000

Issued to Investors on October 25, 2013, entitling the holders to purchase 250,000 common shares in the Company at an exercise price of $6.25 per common share up to and including April 24, 2021.	163,986	163,986

Issued to Investors on November 17, 2014, entitling the holders to purchase 546,919 common shares in the Company at an exercise price of 6.25 per common share up to and including May 16, 2022.	546,919	546,919

Issued to an Investor on June 28, 2016, entitling the holders to purchase 295,267 common shares in the Company at an exercise price of $0.05 per common share (pre-funded) up to and including June 27, 2021. All of these warrants were exercised on a cashless basis in July 2017.	295,267	295,267

Issued to an investor on August 10, 2016, entitling the holders to purchase 500,000 common shares in the Company at an exercise price of price of $0.01 per share, up to and including December 31, 2019.	500,000	500,000

	1,713,172	1,713,172

These outstanding warrants were reported in the equity section of our balance sheet.

Stock-based Compensation – Stock Options and Restricted Stock

Stock Plan

On March 25, 2015, the Compensation Committee and Board of Directors approved the 2015 Equity Incentive Plan (the “Plan”) to authorize grants of (a) Incentive Stock Options, (b) Non-qualified Stock Options, (c) Stock Appreciation Rights, (d) Restricted Awards, (e) Performance Share Awards, and (f) Performance Compensation Awards to the employees, consultants, and directors of the Company. A total of 2,900,000 shares are available for grant under the Plan. The Plan became effective upon ratification by the shareholders of the Company at the shareholders’ annual meeting on July 14, 2015.

The Company held its 2016 Annual Meeting on May 12, 2016 and the stockholders voted on the approval of an amendment to the Plan to increase the number of shares authorized for issuance thereunder by 800,000 shares to 1,400,000 shares. At the 2017 Annual Meeting of Stockholders on May 19, 2017, the Company’s stockholders approved an amendment to the Plan to increase the number of shares authorized for issuance thereunder by 1,500,000 shares to 2,900,000 shares.

Total stock options outstanding at June 30, 2017 and December 31, 2016, under the 2006 Stock Plan and 2015 Equity Incentive Plan were 2,155,580 and 2,172,581 of which 1,768,746 and 1,722,105 of these options were vested at June 30, 2017 and December 31, 2016, respectively. Stock based compensation was approximately $0.2 million and $0.4 million for the three months ended June 30, 2017 and 2016, respectively, and $0.4 million and $0.6 million for the six months ended June 30, 2017 and 2016, respectively.

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

Stock option transactions to the employees, directors and consultants are summarized as follows for the six months ended June 30, 2017:

		Weighted	Weighted
		Average	Average
	Options	Exercise	Grant Date
	Outstanding	Price	Fair Value
Beginning of the period	2,172,581	$6.70	$4.83
Granted	----	----	----
Exercised	----	----	----
Forfeited	----	----	----
Expired	(17,001)	$37.74	$33.78
End of the period	2,155,580	$6.45	$4.61

Options exercisable	1,768,746	$6.81	$4.92

A summary of the status of the Company’s non-vested shares as of June 30, 2017 and December 31, 2016, and changes during the six months ended June 30, 2017 and the year ended December 31, 2016, is presented below:

		Weighted-
		Average Fair	Weighted
		Value	Average
	Shares	Grant Date	Exercise Price
Non-vested Shares
Non-vested - December 31, 2015	359,001	$4.55	$6.70

Granted	1,210,467	$1.71	$3.02
Vested	(1,118,992)	$1.81	$3.19
Forfeited	-	-	-
Non-vested - December 31, 2016	450,476	$3.60	$5.40
Granted	-	-	-
Vested	(63,642)	$6.09	$9.03
Forfeited	-	-	-
Non-vested - June 30, 2017	386,834	$3.22	$4.81

As of June 30, 2017, there was approximately $0.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.3 years. The intrinsic value of options outstanding at June 30, 2017 was $0.1 million. There was substantially no intrinsic value for the stock options outstanding at December 31, 2016.

The above tables include options issued and outstanding as of June 30, 2017, as follows:

i)	A total of 51,051 non-qualified 10 year options have been issued, and are outstanding, to advisory board members at exercise prices of $22.50 to $72.00 per share.

ii)

A total of 1,782,329 non-qualified 5-10 year options have been issued, and are outstanding, to our directors, officers, and employees at exercise prices of $1.14 to $52.50 per share. From this total, 595,146 options are outstanding to the Chief Executive Officer who is also a director, with remaining contractual lives of 0.4 years to 9.4 years. All other options issued to directors, officers, and employees have a remaining contractual life ranging from 0 years to 9.5 years.

iii)	A total of 322,200 non-qualified 3-10 year options have been issued, and are outstanding, to our consultants at exercise prices of $1.14 to $52.50 per share.

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

BUSINESS SEGMENT RESULTS - THREE MONTHS ENDED JUNE 30, 2017 AND 2016

					Corporate and
	Consulting		Technology		Eliminations		Total
	2017	2016	2017	2016	2017	2016	2017	2016
Revenue	$14,425	$122,377	$-	$-	$-	$-	$14,425	$122,377
Segment Profit (Loss)	$13,416	$(112,420)	$(545,644)	$(419,498)	$(1,105,435)	$(765,287)	$(1,637,663)	$(1,297,205)
Total Assets	$10,889	$69,696	$1,275,637	$1,048,518	$5,465,581	$1,708,631	$6,752,107	$2,826,845
Interest Expense	$-	$-	$-	$-	$8,072	$7,851	$8,072	$7,851

BUSINESS SEGMENT RESULTS – SIX MONTHS ENDED JUNE 30, 2017 AND 2016

					Corporate and
	Consulting		Technology		Eliminations		Total
	2017	2016	2017	2016	2017	2016	2017	2016
Revenue	$149,910	$288,923	$-	$-	$-	$-	$149,910	$288,923
Segment Profit (Loss)	$(59,945)	$(160,027)	$(1,009,987)	$(1,005,748)	$(2,318,034)	$(466,136)	$(3,382,966)	$(1,631,911)
Total Assets	$10,889	$69,696	$1,275,637	$1,048,518	$5,465,581	$1,708,631	$6,752,107	$2,826,845
Interest Expense	$-	$-	$-	$-	$8,072	$12,372	$8,072	$12,372

Note 8. Subsequent Events

Equity Transactions

On July 12, 2017, the Company filed a prospectus supplement to register an additional approximate $1.6 million under a new ATM agreement with FBR Capital Markets & Co. and MLV, signed on July 12, 2017. For the period from July 1, 2017 to the date of this filing, the Company sold approximately 0.6 million shares for total net proceeds of approximately $0.7 million

On July 12, 2017, an investor exercised warrants that were issued on June 28, 2016, in a cashless exercise transaction. 295,267 warrants were exercised in exchange for 286,584 shares of the Company’s common stock.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. We use words such as “believe”, “expect”, “anticipate”, “project”, “target”, “plan”, “optimistic”, “intend”, “aim”, “will”, or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, (1) those concerning market and business segment growth, demand and acceptance of our nuclear energy consulting services and nuclear fuel technology business, (2) any projections of sales, earnings, revenue, margins or other financial items, (3) any statements of the plans, strategies and objectives of management for future operations and the timing of the development of our nuclear fuel technology, (4) any statements regarding future economic conditions or performance, (5) uncertainties related to conducting business in foreign countries, (6) any statements about future financings and liquidity, as well as (7) all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, as well as assumptions that if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties, among others, include:

•	our ability to commercialize our nuclear fuel technology,
•	our ability to attract new customers,
•	our ability to employ and retain qualified employees and consultants that have experience in the nuclear industry,
•	competition and competitive factors in the markets in which we compete,
•	public perception of nuclear energy generally,
•	general economic and business conditions in the local economies in which we regularly conduct business, which can affect demand for the Company’s services,
•	changes in laws, rules and regulations governing our business,
•	development and utilization of, and challenges to, our intellectual property,
•	potential and contingent liabilities, and
•	the risks identified in Item 1A. “Risk Factors” included herein and in our Form 10-K filing.

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

NEXT GENERATION NUCLEAR FUEL FOR THE NUCLEAR INDUSTRY

Research and Development Project Schedule

We currently anticipate that we, working in collaboration with our development partners/vendors and in certain cases contingent upon execution of collaborative research and development agreements with them will be able to:

•	Develop analytical models in 2018-2019 for our metallic fuel technology that can be used for reactor analysis and regulatory licensing;

•	Develop a regulatory licensing plan for lead test assemblies and present it to the US Nuclear Regulatory Commission in 2018;

•	Perform in-reactor and out-of-reactor experiments in 2018-2023;

•	Have semi-scale metallic fuel samples fabricated in 2019-2020 for irradiation testing in a test reactor environment under prototypic commercial reactor conditions;

•	Establish a pilot-scale fuel fabrication facility and demonstrate full-length fabrication of our metallic fuel rods in 2020-2022; and

•

Begin lead test assembly (LTA) operation in a full-size commercial light water reactor as soon as 2023-2024, which involves testing a limited number of full-scale fuel assemblies in the core of a commercial nuclear power plant over three 18-month cycles.

Accordingly, based on our current estimated schedule, a purchase order for an initial reload batch placed by a utility is expected as soon as 2026-2027 (after two 18-month cycles of LTA operation), with final qualification (i.e., deployment of fuel in the first reload batch) in a commercial reactor expected as soon as 2028-2029. In the interim, we expect to enter into a joint venture or a different commercial arrangement with one or more major fuel fabricators to complete the development, demonstration, regulatory licensing, and commercial deployment of our patented nuclear fuel technology. Along those lines, we continue to advance discussions towards a joint venture with AREVA NP to develop, manufacture and commercialize fuel assemblies based on our fuel technology. We currently anticipate that any such joint venture with AREVA would become effective following the pending transaction between AREVA NP and Electricite de France (EDF), and that the joint venture will be subject to approval by AREVA NP’s new ownership group following consummation of the transaction. In addition to agreements with fuel fabricators, we intend to seek prepayment or other financing arrangements with utilities tied to LTA contracts.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make a variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. For a discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our financial statements, please see “Critical Accounting Policies and Estimates” under Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed on March 23, 2017, incorporated herein by reference. There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2017.

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

OPERATIONS REVIEW

Business Segments and Periods Presented

We have provided a discussion of our results of operations on a consolidated basis and have also provided certain detailed segment information for each of our business segments below for the three and six months ended June 30, 2017 and 2016, in order to provide a meaningful discussion of our business segments. We have organized our operations into two principal segments: Consulting and Technology Business segments. We present our segment information along the same lines that our chief executives review our operating results in assessing performance and allocating resources.

BUSINESS SEGMENT RESULTS - THREE MONTHS ENDED JUNE 30, 2017 AND 2016

					Corporate and
	Consulting		Technology		Eliminations		Total
	2017	2016	2017	2016	2017	2016	2017	2016
Revenue	$14,425	$122,377	$-	$-	$-	$-	$14,425	$122,377
Segment Profit (Loss)	$13,416	$(112,420)	$(545,644)	$(419,498)	$(1,105,435)	$(765,287)	$(1,637,663)	$(1,297,205)
Total Assets	$10,889	$69,696	$1,275,637	$1,048,518	$5,465,581	$1,708,631	$6,752,107	$2,826,845
Interest Expense	$-	$-	$-	$-	$8,072	$7,851	$8,072	$7,851

Technology Business

Over the next 12 to 15 months, we expect to incur approximately $3 million to $5 million in research and development expenses related to the development of our proprietary nuclear fuel designs, including funding a potential joint venture with AREVA NP, contingent on us raising additional equity capital in 2017 to fund these expenses. We spent approximately $0.5 million and $0.4 million for research and development for the three months ended June 30, 2017 and 2016, respectively.

Over the next 2-3 years, we expect that our research and development activities will increase and will be primarily focused on testing and demonstration of our metallic fuel technology for Western-type water-cooled reactors. The main objective of this research and development phase is to prepare for full-scale demonstration of our fuel technology in an operating commercial power reactor.

Consulting Services Business

At the present time, all of our revenue for the three months ended June 30, 2017 and 2016 is from our consulting services business segment. The fee type and structure that we offer for each client engagement is dependent on a number of variables, including the complexity of the services, the level of the opportunity for us to improve the client’s electricity generation capabilities using nuclear power plants, and other factors.

Consolidated Results of Operations – Three Months Ended June 30, 2017 and 2016

The following table presents our historical operating results and the increase (decrease) in amounts for the periods indicated:

			(Decrease)	(Decrease)
	2017	2016	Change $	Change %

Consulting Revenues	$14,425	$122,377	$(107,952)	-88%

Cost of services provided
Consulting expenses	$4,300	$62,137	$(57,837)	-93%

Gross profit	$10,125	$60,240	$(50,115)	-83%

Operating Expenses
General and administrative	$971,290	$1,112,582	$(141,292)	-13%

Research and development expenses	$545,644	$419,498	$126,146	30%

Total Costs and Expenses	$1,516,934	$1,532,080	$(15,146)	-1%

Total Operating Loss	$(1,506,809)	$(1,471,840)	$34,969	2%

Other Income and (Expenses)	$(130,854)	$174,635	$305,489	-175%

Net loss - before income taxes	$(1,637,663)	$(1,297,205)	$340,458	26%

Revenue

The following table presents our revenues, by business segment, for the three months presented (rounded in millions):

	Three Months Ended
	June 30,
	2017	2016
Consulting Segment Revenues:
Other	0.0	0.1
Total	0.0	0.1
Technology Segment Revenues	0.0	0.0
Total Revenues	$0.0	$0.1

The market for nuclear industry consulting services is competitive, fragmented, and subject to rapid change. Our main business is developing our nuclear fuel and we may continue to provide some consulting services in the future, but we have shifted the focus and resources of the company to the fuel division and away from consulting. The decrease in our revenues from 2017 to 2016 of $0.1 million resulted from the net decrease in the work performed for two consulting contracts, one of which was not renewed in 2017.

Costs and Expenses

The following table presents our cost of services provided, by business segment, for the periods presented (rounded in millions):

	Three Months Ended
	June 30,
	2017	2016

Consulting	$0.0	$0.1
Technology	0.0	0.0
Total	$0.0	$0.1

Cost of Services Provided

The cost of services provided for the three months ended June 30, 2017, versus the three months ended June 30, 2016, decreased due to the decrease in revenue. Cost of services provided is comprised of expenses related to the consulting, professional, administrative, and other support costs and stock-based compensation allocated to our consulting projects labor, which were incurred to perform and support the work done for our consulting projects. The billing rates available to us from our outside consultants who provide services under our consulting contracts predominantly remained the same in 2017 and 2016. If consulting revenues increase in future periods, we expect cost of services provided will increase in dollar amount and may increase as a percentage of revenues due to increased pricing competition for consulting contracts.

Total stock-based compensation included in cost of services provided was not significant for the three months ended June 30, 2017 and 2016.

Total reported gross profit margin for the three months ended June 30, 2017 was 70% compared to 49% for the three months ended June 30, 2016 due to the decrease in costs allocated from general and administrative expenses to cost of services provided, for the three months ended June 30, 2017.

Research and Development

The following table presents our research and development expenses, (rounded in millions):

	Three Months Ended
	June 30,
	2017	2016

Research and development expenses	$0.5	$0.4

Research and development expenses consist mostly of compensation and related overhead costs for personnel responsible for the research and development of our fuel. Total research and development expenses increased by approximately $0.1 million for the three month period ended June 30, 2017, as compared to the three months ended June 30, 2016. This increase was due to an increase in employee wages and benefits of approximately $0.2 million, offset by a decrease in spending with third party research and development vendors of approximately $0.1 million, due to the increased focus on time and resources being spent on forming the potential AREVA NP Joint Venture. Total stock-based compensation included in research and development expenses was approximately $0.1 million for each of the three months ended June 30, 2017 and 2016.

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

General and Administrative Expenses

The following table presents our general and administrative expenses, (rounded in millions):

	Three Months Ended
	June 30,
	2017	2016

General and administrative expenses	$1.0	$1.1

General and administrative expenses consist mostly of compensation and related costs for personnel and facilities, stock-based compensation, finance, human resources, information technology, and fees for consulting and other professional services. Professional services are principally comprised of outside legal, audit, strategic advisory services and outsourcing services.

This decrease was due to a decrease in stock-based compensation of approximately $0.1 million and a net decrease in other various general and administrative expenses of approximately $0.3 million. This decrease was offset by an increase in professional fees of approximately $0.2 million, due primarily to increased legal fees as we continue to work on the anticipated joint venture with AREVA NP and an increase in employee wages and benefits of approximately $0.1 million. Total stock-based compensation included in general and administrative expenses were approximately $0.1 million and $0.2 million for the three months ended June 30, 2017 and 2016, respectively.

See Note 6 - Stockholders’ Equity of the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information regarding our stock-based compensation.

Other Income (Expenses)

The decrease in net other income was due to a decrease in warrant valuation income of approximately $0.3 million and an increase in financing cost expense of approximately $0.1 million. This was offset by a decrease in warrant modification expense of approximately $0.1 million. The change for the warrant revaluation in our statements of operations is due to a change in the accounting treatment of the outstanding warrants, which were recorded as derivative liabilities at June 30, 2016 and are now recorded as equity in 2017, due to the modification of the warrant terms in 2016. The increase in financing costs was due to the amortization of the deferred financing costs asset recorded for the Aspire option agreement (see Note 6 of the notes to the accompanying condensed consolidated financial statements).

Interest income and other income and expenses, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, were substantially the same amount.

Provision for Income Taxes

The following table presents our provision for income taxes. Our effective tax rate for the periods presented is 38%.

	Three Months Ended
	June 30,
	2017	2016

Provision for income taxes	$0.0	$0.0

We incurred a pre-tax net loss for both 2017 and 2016. We reviewed all sources of income for purposes of recognizing the deferred tax assets and concluded a full valuation allowance for 2017 and 2016 was necessary. Therefore, we did not have a provision for taxes for both the three months ended June 30, 2017 and 2016.

Consolidated Results of Operations – Six Months Ended June 30, 2017 and 2016

BUSINESS SEGMENT RESULTS – SIX MONTHS ENDED JUNE 30, 2017 AND 2016

					Corporate and
	Consulting		Technology		Eliminations		Total
	2017	2016	2017	2016	2017	2016	2017	2016
Revenue	$149,910	$288,923	$-	$-	$-	$-	$149,910	$288,923
Segment Profit (Loss)	$(59,945)	$(160,027)	$(1,009,987)	$(1,005,748)	$(2,318,034)	$(466,136)	$(3,382,966)	$(1,631,911)
Total Assets	$10,889	$69,696	$1,275,637	$1,048,518	$5,465,581	$1,708,631	$6,752,107	$2,826,845
Interest Expense	$-	$-	$-	$-	$8,072	$12,372	$8,072	$12,372

The following table presents our historical operating results and the increase (decrease) in amounts for the periods indicated:

			(Decrease)	(Decrease)
	2017	2016	Change $	Change %

Consulting Revenues	$149,910	$288,923	$(139,013)	-48%

Cost of services provided
Consulting expenses	$89,663	$130,362	$(40,699)	-31%

Gross profit	$60,247	$158,561	$(98,314)	-62%

Operating Expenses
General and administrative	$2,179,592	$2,208,694	$(29,102)	-1%

Research and development expenses	$1,009,987	$1,005,748	$4,239	0%

Total Costs and Expenses	$3,189,579	$3,214,442	$(24,863)	-1%

Total Operating Loss	$(3,129,332)	$(3,055,881)	$73,451	2%

Other Income and (Expenses)	$(253,634)	$1,423,970	$1,677,604	-118%

Net loss - before income taxes	$(3,382,966)	$(1,631,911)	$1,751,055	107%

Revenue

The following table presents our revenues, by business segment, for the six months presented (rounded in millions):

	Six Months Ended
	June 30,
	2017	2016
Consulting Segment Revenues:
FANR (UAE)	$0.1	$0.1
Other	0.0	0.2
Total	0.1	0.3
Technology Segment Revenues	0.0	0.0
Total Revenues	$0.1	$0.3

The market for nuclear industry consulting services is competitive, fragmented, and subject to rapid change. Our main business is developing our nuclear fuel and we may continue to provide some consulting services in the future, but we have shifted the focus and resources of the company to the fuel division and away from consulting. The decrease in our revenues from 2017 to 2016 of $0.2 million resulted primarily from the net decrease in the work performed for one consulting project.

Costs and Expenses

The following table presents our cost of services provided, by business segment, for the periods presented (rounded in millions):

	Six Months Ended
	June 30,
	2017	2016

Consulting	$0.1	$0.1
Technology	0.0	0.0
Total	$0.1	$0.1

Cost of Services Provided

The cost of services provided for the six months ended June 30, 2017, versus the six months ended June 30, 2016 remained primarily the same. Cost of services provided is comprised of expenses related to the consulting, professional, administrative, and other support costs and stock-based compensation allocated to our consulting projects labor, which were incurred to perform and support the work done for our consulting projects. The billing rates available to us from our outside consultants who provide services under our consulting contracts predominantly remained the same in 2017 and 2016. If consulting revenues increase in future periods, we expect cost of services provided will increase in dollar amount and may increase as a percentage of revenues due to increased pricing competition for consulting contracts.

Total stock-based compensation included in cost of services provided was approximately $18,000 and $25,000 for the six months ended June 30, 2017 and 2016, respectively.

Total reported gross profit margin for the six months ended June 30, 2017 was 40% compared to 55% for the six months ended June 30, 2016 and was due primarily to the increase in the cost allocation from general and administrative expenses to cost of services provided, as mentioned above.

Research and Development

The following table presents our research and development expenses, (rounded in millions):

	Six Months Ended
	June 30,
	2017	2016

Research and development expenses	$1.0	$1.0

Research and development expenses consist mostly of compensation and related overhead costs for personnel responsible for the research and development of our fuel. Total research and development expenses was primarily the same for the six month periods ended June 30, 2017, as compared to the six months ended June 30, 2016. There was a decrease in spending with third party research and development vendors of approximately $0.3 million, due to increased focus on time and resources being spent on forming the potential AREVA NP Joint Venture; decrease in professional fees of approximately $0.1 million, offset by an increase in employee wages and benefits and other research and development expenses of approximately $0.4 million. Total stock-based compensation included in research and development expenses was approximately $187,000 and $149,000 for the six months ended June 30, 2017 and 2016, respectively.

All of our reported research and development activities were conducted in the United States, Norway, and Russia. We expense research and development costs as they are incurred. Research and development expenses may increase in dollar amount and may increase as a percentage of revenues in future periods because we expect to invest $3 million to $5 million in the development of our nuclear fuel products over the next 12-15 months.

See Note 5 - Research and Development expense of the Notes to our condensed consolidated financial statements included in Part I Item 1 of this Quarterly Report Form on 10-Q for additional information about our research and development costs.

General and Administrative Expenses

The following table presents our general and administrative expenses, (rounded in millions):

	Six Months Ended
	June 30,
	2017	2016

General and administrative expenses	$2.2	$2.2

General and administrative expenses consist mostly of compensation and related costs for personnel and facilities, stock-based compensation, finance, human resources, information technology, and fees for consulting and other professional services. Professional services are principally comprised of outside legal, audit, strategic advisory services and outsourcing services. General and administrative expenses remained primarily the same for the six months ended June 30, 2017 and 2016.

There was an increase in professional fees of approximately $0.2 million due primarily to increased legal fees as we continue to work on the anticipated joint venture with AREVA NP., an increase in corporate promotion expenses of approximately $0.1 million and an increase in employee wages and benefits of approximately $0.2 million offset by a decrease in stock-based compensation of approximately $0.1 million and a net decrease in other various general and administrative expenses of approximately $0.4 million. Total stock-based compensation included in general and administrative expenses were approximately $182,000 and $311,000 for the six months ended June 30, 2017 and 2016, respectively.

See Note 6 - Stockholders’ Equity of the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information regarding our stock-based compensation.

Other Income (Expenses)

The decrease in net other income was due to a decrease in warrant valuation income of approximately $1.6 million and an increase in financing cost expense of approximately $0.3 million. This was offset by a decrease in warrant modification expense of approximately $0.1 million. The change for the warrant revaluation in our statements of operations is due to a change in the accounting treatment of the outstanding warrants, which were recorded as derivative liabilities at June 30, 2016 and are now recorded as equity in 2017, due to the modification of the warrant terms in 2016. The increase in financing costs was due to the amortization of the deferred financing costs asset recorded for the Aspire option agreement (see Note 6 of the notes to the accompanying condensed consolidated financial statements).

Interest income and other income and expenses, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, were substantially the same amount.

Provision for Income Taxes

The following table presents our provision for income taxes. Our effective tax rate for the periods presented is 38%.

	Six Months Ended
	June 30,
	2017	2016

Provision for income taxes	$0.0	$0.0

We incurred a pre-tax net loss for both 2017 and 2016. We reviewed all sources of income for purposes of recognizing the deferred tax assets and concluded a full valuation allowance for 2017 and 2016 was necessary. Therefore, we did not have a provision for taxes for both the six months ended June 30, 2017 and 2016.

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

At June 30, 2017, we had cash and equivalents of approximately $4.0 million, as compared to approximately $3.6 million at December 31, 2016. The $0.4 million increase in cash and equivalents resulted from the sale of approximately $3.0 million of common stock during the six months ended June 30, 2017, partially offset by net cash used in operating activities of approximately $2.5 million and cash used in investing activities of approximately $0.1 million. We used cash during the six months ended June 30, 2017 primarily to fund our general and administrative expenses and for research and development. The gross margin on our consulting and strategic advisory services was approximately $60,000 for the six months ended June 30, 2017, down from approximately $159,000 in the year-ago period.

Our cash and equivalents decreased in the quarter ended June 30, 2017. We currently project a cash flow shortfall averaging approximately $0.5 million to $0.6 million per month over the course of the next 12 months, as we anticipate having additional capital needs over this period resulting from our anticipated joint venture with AREVA NP. The additional capital needs primarily relate to research and development activities for the development, manufacture and commercialization of our nuclear fuel assemblies. We are working to reduce our projected monthly cash flow shortfall as we are currently seeking new sources of financing to fund our additional research and development work over the next 12 months. We have the ability to delay incurring certain operating expenses in the next 12 months, which could reduce our cash flow shortfall, if needed.

Our ability to continue to fund our research and development activities and corporate overhead expenses and continue as a going concern is dependent upon our ability to secure additional financing. We are party to an ATM sales agreement with MLV and FBR & Co, (current ATM availability approximately $1.6 million) and a $10 million common stock purchase agreement with Aspire Capital Fund, LLC, and we have the option to enter into up to another two purchase agreements with Aspire Capital through December 31, 2019 pursuant to the terms of an option agreement with Aspire Capital. See Note 6 of the notes to the accompanying condensed consolidated financial statements for a discussion of the ATM sales agreement with MLV and FBR & Co. and purchase agreement with Aspire Capital and sales activity thereunder. Currently, our ability to issue additional securities under the ATM sales agreement with FBR Capital Markets & Co. and MLV is limited until we have additional capacity under our existing shelf registration statement on Form S-3. On July 12, 2017, the Company filed a prospectus supplement to register an additional approximate $1.6 million under a new ATM agreement with FBR Capital Markets & Co. and MLV, signed on July 12, 2017. Also, although we have approximately $7.3 million remaining under our purchase agreement with Aspire Capital, we will need to file and have declared effective a registration statement on Form S-1 in order to issue additional shares of common stock to Aspire Capital, and in any event will be limited to issuing an aggregate of 3.0 million shares to Aspire Capital under the existing purchase agreement until such time as we receive stockholder approval to issue additional shares.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, evaluated the disclosure controls and procedures related to the recording, processing, summarization and reporting of information in the periodic reports that we file with the SEC. These disclosure controls and procedures have been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2017.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

At the Company’s 2017 Annual Meeting of Stockholders held on May 19, 2017, the Company’s stockholders voted, on an advisory basis, in favor of holding future advisory votes on the compensation of the Company’s named executive officers (“say-on-pay votes”) every year, as previously reported in the Current Report on Form 8-K filed by the Company on May 22, 2017. Based on these results, and consistent with its recommendation, the Board has determined that the Company will hold future say-on-pay votes every year until the next required stockholder advisory vote on the frequency of say-on-pay votes is required under Section 14A of the Exchange Act, or until the Board otherwise determines that a different frequency for such votes is in the best interests of the Company’s stockholders.

ITEM 6. EXHIBITS

Reference is made to the Exhibit Index beginning immediately after the signature page hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTBRIDGE CORPORATION

Date: August 8, 2017	By:	/s/ Seth Grae
	Name:	Seth Grae
	Title:	President, Chief Executive Officer and
Director
(Principal Executive Officer)

	By:	/s/ Linda Zwobota
	Name:	Linda Zwobota
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Lightbridge Corporation 2015 Equity Incentive Plan, as amended (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on April 17, 2017, File No. 001-34487)

10.2	Form of Incentive Stock Option Agreement for Employees (incorporated by reference to Exhibit 99.2 to the registration statement on Form S-8 (File No. 333-218796) filed by the Company on June 16, 2017)

10.3

Form of Non-qualified Stock Option Agreement for Employees (incorporated by reference to Exhibit 99.3 to the registration statement on Form S-8 (File No. 333-218796) filed by the Company on June 16, 2017)

10.4

Form of Non-qualified Stock Option Agreement for Non-Employee Directors (incorporated by reference to Exhibit 99.4 to the registration statement on Form S-8 (File No. 333-218796) filed by the Company on June 16, 2017)

10.5	Form of Performance Share Unit Agreement (incorporated by reference to Exhibit 99.5 to the registration statement on Form S-8 (File No. 333-218796) filed by the Company on June 16, 2017)

10.6	Form of Restricted Stock Award Agreement for Employees (incorporated by reference to Exhibit 99.6 to the registration statement on Form S-8 (File No. 333-218796) filed by the Company on June 16, 2017)

10.7

Form of Restricted Stock Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 99.7 to the registration statement on Form S-8 (File No. 333-218796) filed by the Company on June 16, 2017)

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

