Form 10-K
period 2017-12-31
LIGHTBRIDGE Corp
filed 2018-03-14
CIK 1084554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The Nasdaq Capital Market

____________________________________________________________

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

At June 30, 2017, the aggregate market value of shares held by non-affiliates of the registrant (based upon the closing sale price of such shares on the Nasdaq Capital Market on June 30, 2017) was $16,817,767

At March 8, 2018 there were 22,829,365 shares of the registrant’s common stock issued and outstanding.

LIGHTBRIDGE CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2017

FORWARD-LOOKING STATEMENTS

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. We use words such as “believe”, “expect”, “anticipate”, “project”, “target”, “plan”, “optimistic”, “intend”, “aim”, “will”, or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, (1) those concerning market and business segment growth, demand and acceptance of our nuclear energy consulting services and nuclear fuel technology business, (2) any projections of sales, earnings, revenue, margins or other financial items, (3) any statements of the plans, strategies and objectives of management for future operations and the timing of the development of our nuclear fuel technology, (4) any statements regarding future economic conditions or performance, (5) uncertainties related to conducting business in foreign countries, (6) any statements about future financings and liquidity, (7) any statement about the timing or success of entering into a potential joint venture as well as (8) all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, as well as assumptions that if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties, among others, include:

•	our ability to commercialize our nuclear fuel technology, including risks related to the design and testing of nuclear fuel incorporating our technology,
•	the realization of expected benefits from Enfission, LLC, our joint venture with Framatome, Inc., and our future collaboration with Framatome,
•	our ability to attract new customers,
•	our ability to employ and retain qualified employees and consultants that have experience in the nuclear industry,
•	competition and competitive factors in the markets in which we compete,
•	public perception of nuclear energy generally,
•	general economic and business conditions in the local economies in which we regularly conduct business, which can affect demand for the Company’s services,
•	changes in laws, rules and regulations governing our business,
•	development and utilization of, and challenges to, our intellectual property,
•	potential and contingent liabilities, and
•	the risks identified in Item 1A. “Risk Factors” included herein and in our Form 10-K filing.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

When used in this Annual Report on Form 10-K, the terms “Lightbridge”, the “Company”, “we”, “our”, and “us” refer to Lightbridge Corporation together with its wholly-owned subsidiaries Lightbridge International Holding LLC and Thorium Power Inc.

Company Overview

Lightbridge is a leading nuclear fuel technology company. Our primary focus is the development and commercialization of next generation nuclear fuel that will significantly improve the economics and safety of existing and new reactors, with a meaningful impact on addressing climate change and air pollution challenges. We believe our nuclear fuel technology has the potential to enhance reactor safety and the proliferation resistance of spent fuel and increase the power output of commercial reactors, reducing the cost of generating electricity and the amount of nuclear waste per unit of electricity generated.

We will conduct our business in 2018 principally through Enfission, LLC (“Enfission”), our 50/50 joint venture with Framatome, which was formed on January 24, 2018, for the development, regulatory licensing, fabrication, and sale of nuclear fuel assemblies based on Lightbridge-designed metallic fuel technology and other advanced nuclear fuel intellectual property. Enfission serves as our exclusive vehicle for the development of manufacturing processes and fuel assembly designs for pressurized water reactors and boiling water reactors, which collectively constitute most of the power reactors in the world, as well as water-cooled small modular reactors and water-cooled research reactors. In addition to our nuclear fuel technology segment, we also opportunistically provide nuclear power consulting and strategic advisory services to commercial and governmental entities worldwide.

We were incorporated under the laws of the State of Nevada on February 2, 1999. Our principal executive offices are located at 11710 Plaza America Drive, Suite 2000, Reston, Virginia 20190 USA.

Overview of Our Next Generation Nuclear Fuel

Since the founding of our company, we have been engaged in the design and development of proprietary, innovative nuclear fuels to improve the cost competitiveness, safety, proliferation resistance and performance of nuclear power generation. Since 2010 we have focused on the development of all-metal fuel (i.e., non-oxide fuel) for currently operating as well as new-build reactors. Our focus on metallic fuel is based on listening to the voices of prospective customers, as nuclear utilities have expressed interest in the improved economics and enhanced safety that metallic fuel can provide.

The fuel in a nuclear reactor generates heat energy. That heat is then converted through steam into electricity that is sold. We have designed our innovative, proprietary metallic fuels to be capable of significantly higher burnup and power density compared to conventional oxide fuels. Burnup is the total amount of electricity generated per unit mass of nuclear fuel and is a function of the power density of a nuclear fuel and the amount of time the fuel operates in the reactor. Power density is the amount of heat power generated per unit volume of nuclear fuel. Conventional oxide fuel used in existing commercial reactors is approaching the limits of its burnup and power density capability. As a result, further optimization to increase power output from the same core size and improve the economics and safety of nuclear power generation using conventional oxide fuel technologies is limited.

As the nuclear industry prepares to meet the increasing global demand for electricity production, longer operating cycles and higher reactor power outputs have become a much sought-after solution for the current and future reactor fleet. We believe our proprietary nuclear fuel designs have the potential to significantly enhance the nuclear power industry’s economics by:

•	providing an increase in power output of potentially up to 10% while simultaneously extending the operating cycle length from 18 to 24 months in existing pressurized water reactors (PWRs), including in Westinghouse-type four-loop PWR plants which are currently constrained to an 18-month operating cycle by oxide fuel, or increasing the power potentially up to 17% while retaining an 18-month operating cycle;

•	enabling increased reactor power output via a power uprate (potentially up to 30% increase) or a longer operating cycle (instead of a power uprate) without changing the core size in new build PWRs; and

•	reducing the volume of spent fuel per kilowatt-hour as well as enhancing proliferation resistance of spent fuel.

We believe our fuel designs will allow current and new build nuclear reactors to safely increase power production and reduce operations and maintenance costs on a per kilowatt-hour basis. New build nuclear reactors could also benefit from the reduced upfront capital investment per kilowatt of generating capacity in case of implementing a power uprate. In addition to the projected electricity production cost savings, we believe that our technology can result in utilities or countries needing to deploy fewer new reactors to generate the same amount of electricity (in case of a power uprate), resulting in significant capital cost savings. For utilities or countries that already have operating reactors, our technology could be utilized to increase the power output of those reactors as opposed to building new reactors. Further, we believe that the fuel fabrication or manufacturing process for this new fuel design is simpler, which we expect could lower fuel fabrication costs.

Due to the significantly lower fuel operating temperature, our metallic nuclear fuel rods are also expected to provide major improvements to safety margins during off-normal events. US Nuclear Regulatory Commission licensing processes require engineering analysis of a large break loss-of-coolant accident (LOCA), as well as many other scenarios. The LOCA scenario assumes failure of a large water pipe in the reactor coolant system. Under LOCA conditions, the fuel and cladding temperatures rise due to reduced cooling capacity. Preliminary analytical modeling shows that under a design-basis LOCA scenario, unlike conventional uranium dioxide fuel, the cladding of the Lightbridge-designed metallic fuel rods would stay at least 200 degrees below the 850-900 degrees Celsius temperature at which steam begins to react with the zirconium cladding to generate hydrogen gas. Buildup of hydrogen gas in a nuclear power plant can lead to the hydrogen exploding. Lightbridge fuel is designed to prevent hydrogen gas generation in design-basis LOCA situations, which is a major safety benefit.

Enfission, LLC

In January 2018, we formed Enfission, LLC, a 50/50 joint venture with Framatome, Inc., to develop, license, manufacture, and sell nuclear fuel assemblies based on Lightbridge-designed metallic fuel technology and other advanced nuclear fuel intellectual property. Enfission serves as our exclusive vehicle for the development of manufacturing processes and fuel assembly designs for pressurized water reactors (PWRs), boiling water reactors (BWRs), water-cooled small modular reactors, and water-cooled research reactors. PWRs and BWRs constitute the most widely used reactor types in the world. In addition to distributions from Enfission based on our ownership interest in the joint venture, we anticipate receiving future licensing revenues in connection with sales by Enfission of nuclear fuel incorporating our intellectual property.

Framatome Inc. is a wholly-owned US subsidiary of Framatome, which we refer to individually or collectively in this Annual Report on Form 10-K, together with their affiliates, as Framatome. Framatome designs, manufactures and installs components and fuel for nuclear power plants and offers a full range of reactor services.

Anticipated Schedule for Development and Sale of Nuclear Fuel Assemblies

Set forth below is our anticipated schedule for Enfission’s development and sale of nuclear fuel assemblies. Please see Item 1A, Risk Factors, for a discussion of certain risks that may delay or impair the commercialization of nuclear fuel assemblies incorporating our nuclear fuel technology. Based on our current expectations, we anticipate that, either directly or through Enfission, we will:

•	develop a regulatory licensing plan for lead test assemblies and present it to the US Nuclear Regulatory Commission in 2018;

•	enter into a lead test assembly agreement with a host reactor from 2019-2020;

•	develop analytical models from 2018-2023 for our metallic fuel technology that can be used for reactor analysis and regulatory licensing;

•	perform in-reactor and out-of-reactor experiments from 2020-2023;

•	have semi-scale metallic fuel samples fabricated from 2019-2020 for irradiation testing in a test reactor environment under prototypic commercial reactor conditions;

•	establish a pilot-scale fuel fabrication facility and demonstrate full-length fabrication of our metallic fuel rods from 2020-2023; and

•	begin lead test assembly (LTA) operation in a full-size commercial light water reactor as soon as 2023-2024, which involves testing a limited number of full-scale fuel assemblies in the core of a commercial nuclear power plant over three 18-month cycles.

Accordingly, based on our current expected schedule, a purchase order for an initial reload batch placed by a utility is expected as soon as 2026-2027 (after two 18-month cycles of LTA operation), with final qualification (i.e., deployment of fuel in the first reload batch) in a commercial reactor expected as soon as 2028-2029. We intend to seek development funding contributions or other financing arrangements with utilities several years in advance of LTA demonstration.

Ownership and Management of Enfission

Lightbridge owns 50 percent of Enfission’s Class A voting membership units and Framatome owns the other 50 percent. Any distributions will be made based on the members’ pro rata ownership percentage. Lightbridge and Framatome each provided an initial capital contribution of $10,000, as well as licensed certain intellectual property to Enfission. Certain additional capital contributions made by Lightbridge and Framatome will partly be in the form of exclusive license rights to intellectual property developed pursuant to a research and development service agreement with Enfission.

Seth Grae, our Chief Executive Officer, also serves as Chief Executive Officer of Enfission. Enfission is managed by a board of directors composed of six directors, half of whom are appointed by Lightbridge and the other half are appointed by Framatome. The chairperson of Enfission’s board of directors alternates every year between directors appointed by Lightbridge and directors appointed by Framatome. The Enfission board acts by majority vote, provided that at least one director appointed by each of Lightbridge and Framatome votes in favor of the action. Certain major decisions require the approval of at least two-thirds of the directors, and certain fundamental decisions, including amending the Enfission operating agreement and issuing additional membership units, require the approval of two-thirds of the Class A members.

Agreements with Enfission and Framatome

Enfission has entered into several agreements with Lightbridge and Framatome relating to intellectual property, the provision of personnel and administrative support to Enfission, and research and development efforts.

Lightbridge and Framatome have also directly entered into binding agreements forming the foundation for Enfission, including the following agreements in November 2017 which govern joint research and development activities and the treatment of all related existing and future intellectual property:

•	R&D Services Agreement (“RDSA”) — The RDSA defines the terms and conditions for joint research and development activities between Framatome and Lightbridge. Enfission is a party to the RDSA. Key terms and conditions of the RDSA include: (i) designating a 17x17 fuel assembly as the first joint project of the parties and forming a steering committee for the project; (ii) establishing a framework for future work release orders relating to research and development activities of the parties; and (iii) granting rights to the use of background and foreground intellectual property needed to perform research and development activities.

•	Co-Ownership Agreement (“COA”) — The COA governs the co-ownership between Framatome and Lightbridge of the foreground information developed by and between Framatome and Lightbridge, with one another and through Enfission. The COA will survive the life of Enfission. The COA is limited to a domain consisting of the metallic fuel developed by Enfission for the following types of commercial light water reactors and research reactors: (i) pressurized water reactors, excluding water-cooled water-moderated energetic reactor (VVER) types, (ii) boiling water reactors, (iii) light water-cooled small and medium size reactors, and (iv) water-cooled research reactors. The domain expressly excludes maritime, naval and military applications.

•	Intellectual Property Annex (“IP Annex”) — The IP Annex is a higher-level reference document attached to the Enfission operating agreement and summarizes the parties’ understanding regarding intellectual property matters. The IP Annex will remain in force only during the life of the Enfission.

In connection with the RDSA, we currently anticipate purchasing via Enfission a minimum amount of research and development services from Framatome of approximately $3.3 million, for the period up through December 31, 2018. This amount is likely to increase over the course of the year.

Other Development of Our Nuclear Fuel Technology

We retain the right to commercialize our nuclear fuel technology outside of the domain encompassed by Enfission, most notably in VVERs and Pressurized Heavy Water Reactors (PSWRs), including Canada Deuterium Uranium (CANDU) reactors. We anticipate all of our efforts for the foreseeable future will be directed towards Enfission.

Competition

To our knowledge, our nuclear fuel technology is the only technology that could be commercially viable to increase, in a safe and economically attractive way, power output potentially by up to 17% in existing PWRs and up to 30% in new build PWRs. Due to long product development timelines, significant nuclear regulatory requirements, and our intellectual property, we believe that the barriers to entry are very high for a competitor to our nuclear fuel technology segment.

Competition with respect to the design of commercially viable nuclear fuel products is limited to conventional uranium oxide fuels, which are reaching the limits in terms of their capability to provide increased power output or longer fuel cycles. We believe that the industry needs fuel products that can provide these benefits. While we believe conventional uranium oxide fuel may be capable of achieving power uprates of up to 10% in existing PWRs, doing so would require uranium-235 enrichment levels above 5% (as is also the case with our metallic fuel), higher reload batch sizes, or a combination thereof. The alternative route of increasing reload batch sizes while keeping uranium enrichment levels below 5% for power uprates up to 10% using conventional uranium oxide fuel raises the cost of each fuel reload, resulting in a significant fuel cycle cost penalty to the nuclear utility. The cost penalty could have a dramatic adverse impact on the economics of existing plants whose original capital cost has already been written off, which includes most US nuclear power plants.

Nuclear power faces competition from other sources of electricity, including natural gas, which is currently the cheapest option for power generation in the US and has resulted in some utilities abandoning nuclear power. Other sources of electricity may also be viewed as safer than nuclear power, although we believe that generating nuclear energy with Lightbridge fuel is the safest way to produce baseload electricity in suitable power reactors. To the extent demand for electricity generated by nuclear power decreases, the potential market for our nuclear fuel technology will decline.

Raw Materials

We do not plan to utilize any raw materials directly in the conduct of our operations. The fuel fabricators which will ultimately fabricate fuel products incorporating our nuclear fuel technology will require zirconium and uranium, and additional raw materials that are required for the production of nuclear fuel assemblies that go into the reactor core. Uranium and zirconium are available from various suppliers at market prices. Our plan is that utilities will contract with Enfission to order nuclear fuel assemblies, and Enfission will subcontract manufacturing of fuel assemblies to Framatome, which will physically produce and then ship the completed nuclear fuel assemblies to the reactor sites on behalf of Enfission.

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

In 2015-2016, we received our export controls authorization from the US Department of Energy for all of our planned work outside the United States, specifically in France, Germany, Norway, Sweden, and Canada.

The testing, fabrication and use of nuclear fuels by Enfission and our future partners, licensees and nuclear power generators will be heavily regulated. The test facilities and other locations where our fuel designs may be tested before commercial use require governmental approvals from the host country’s nuclear regulatory authority. The responsibility for obtaining the necessary regulatory approvals will lie with our research and development contractors that conduct such tests and experiments. Nuclear fuel fabricators, which will ultimately fabricate fuel using our technology under commercial licenses from us, are similarly regulated. Utilities that operate nuclear power plants that may utilize the fuel produced by these fuel fabricators require specific licenses relating to possession and use of nuclear materials as well as numerous other governmental approvals for the ownership and operation of nuclear power plants.

Certain Challenges

The ability to fabricate the LTAs and a nuclear utility that is willing to accept the LTAs, is required for LTA demonstration in a commercial reactor. In the US, the fabricator and the utility will be primarily responsible for securing necessary regulatory licensing approvals for the LTA operation. To this end, in 2011, we established a Nuclear Utility Fuel Advisory Board (NUFAB) to further strengthen dialogue with global nuclear utilities. Separately, we formed Enfission with the fabricator Framatome to complete the development, demonstration, regulatory licensing, and commercial deployment of our metallic nuclear fuel in most types of reactors that are currently in operation, under construction, and planned around the world.

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

Existing analytical models may be inadequate. New analytical models, capable of accurately predicting the behavior of our metallic fuel during normal operation and off-normal events, may be required. Experimental data measured from our planned irradiation demonstrations will help to identify areas where new analytical models or modifications to existing ones may be required.

Demonstration of a fabrication process both for semi-scale irradiation fuel samples and subsequently for full-length (12-14 feet) metallic fuel rods for PWR LTAs is required. Past operating experience with differently shaped fuel rods with a similar metallic fuel composition involved fabrication of metallic fuel rods up to 3 feet in length in Russia. We have identified two suitable locations (one in France and one in the United States) for fabrication of test fuel samples up to 700mm in length for test reactor irradiation. Our current plan is for these fabricated test fuel samples to be irradiated to their target burnup in a pressurized water loop of the Halden Research Reactor located in Halden, Norway. We have identified multiple suitable locations for post-irradiation examination of the irradiated test fuel samples, including in Sweden, Canada or the United States. Once the test fuel samples have been manufactured, we plan to demonstrate fabrication of full-length fuel rods (12-14ft. in length) initially using depleted or natural uranium and subsequently utilize the same process to manufacture full-length fuel rods using high-assay low enriched uranium for lead test assemblies.

Overview of the Nuclear Power Industry

Presently, nuclear power provides approximately 7% of the world’s energy, including approximately 11% of the world’s electricity. According to the World Nuclear Association, as of February 1, 2018 there were approximately 448 operable nuclear power plants worldwide, mostly light water reactors, with the most common types being PWRs, boiling-water reactors (BWRs), and VVER reactors. Nuclear power provides a non-fossil fuel, low-carbon energy solution that can meet baseload electricity needs.

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

Of the world’s existing reactors currently in operation, PWRs (including Russian-designed VVERs) account for more than half of the net operating capacity, with BWRs being the second most prevalent and accounting for another 15-20%.

Of the nuclear reactors currently under construction, we estimate over 80% are either PWRs or VVERs with a rated electric power output of 1,000 megawatts (“MWe”) or greater.

Utilities have embraced power uprates as a cost-effective way to increase their generation capacity. While the efforts thus far have occurred mostly in the United States, we believe there is a large, untapped worldwide market for power uprates. The incentive to proceed with longer operating cycles and/or power uprates of up to 10% level is significant since there are few changes required to implement the power uprate, and the changes that are required are relatively inexpensive. The limiting factor at the moment is the fuel.

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

Most nuclear power plants originally had a licensed lifetime of 25 to 40 years, but engineering assessments have established that many can operate much longer. In the US, approximately 60 reactors have been granted license extensions to continue operating for a total of 60 years. Most of the plants that have not already requested a license extension are expected to apply in the near future. A license extension at about the 30-year mark requires additional capital expenditure for the replacement of worn equipment and outdated control systems. Multiple utilities have stated plans to apply to the NRC for additional 20 years of licensed lifetime, up to a total of 80 years per reactor.

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

Influence of the Accident at Fukushima, Japan and New International Nuclear Build

The nuclear accident at the Fukushima nuclear power plant in Japan following the strong earthquake and massive tsunami that occurred on March 11, 2011 increased public opposition to nuclear power, resulting in a slowdown in, or, in some cases, a complete halt to, new construction of nuclear power plants and an early shut down of existing power plants in certain countries. As a result, some countries that were considering launching new domestic nuclear power programs before the Fukushima accident have delayed or cancelled preparatory activities they were planning to undertake as part of such programs. This has diminished the number of consulting opportunities that we could compete for globally, at least in the near-term. In addition, the Fukushima accident appears to have shrunk the projected size of the global nuclear power market in 2025-2030 as reflected in the most recent reference case projections published by the World Nuclear Association. At the same time, the event has brought a greater emphasis on safety to the forefront that may be beneficial to us because our metallic fuel provides improved safety and fuel performance during normal operation and design-basis accidents.

Our Intellectual Property

Our nuclear fuel technologies are protected by multiple US and international patents. Set forth below are the patents which we consider material to our business based on our current plans, all of which we have licensed to Enfission:

Country	Application Date	Registration Date	Title	Case Status
Fabrication method using the casting route
United States of America	2/20/2018		FUEL ASSEMBLY	Pending
Belgium	5/11/2011	10/25/2017	FUEL ASSEMBLY	Registered
Bulgaria	5/11/2011	10/25/2017	FUEL ASSEMBLY	Registered
Czech Republic	5/11/2011	10/25/2017	FUEL ASSEMBLY	Registered
European Patent Office	5/11/2011	10/25/2017	FUEL ASSEMBLY	Registered
Hungary	5/11/2011	10/25/2017	FUEL ASSEMBLY	Registered
United Kingdom	5/11/2011	10/25/2017	FUEL ASSEMBLY	Registered
China	5/11/2011		FUEL ASSEMBLY	Pending
Japan	5/11/2011		FUEL ASSEMBLY	Pending
Republic of Korea	5/11/2011		FUEL ASSEMBLY	Pending
Fabrication method using the powder metallurge route
United States of America	5/11/2011		FUEL ASSEMBLY	Pending
United States of America	2/20/2018		FUEL ASSEMBLY	Pending
Australia	5/11/2011	7/2/2015	FUEL ASSEMBLY	Registered
Belgium	5/11/2011	10/25/2017	FUEL ASSEMBLY	Registered
Bulgaria	5/11/2011	10/25/2017	FUEL ASSEMBLY	Registered
Czech Republic	5/11/2011	10/25/2017	FUEL ASSEMBLY	Registered
European Patent Office	5/11/2011	10/25/2017	FUEL ASSEMBLY	Registered
Hungary	5/11/2011	10/25/2017	FUEL ASSEMBLY	Registered
United Kingdom	5/11/2011	10/25/2017	FUEL ASSEMBLY	Registered
Bulgaria	5/11/2011	4/6/2016	FUEL ASSEMBLY	Registered
Czech Republic	5/11/2011	4/6/2016	FUEL ASSEMBLY	Registered
European Patent Office	5/11/2011	4/6/2016	FUEL ASSEMBLY	Registered
Finland	5/11/2011	4/6/2016	FUEL ASSEMBLY	Registered
France	5/11/2011	4/6/2016	FUEL ASSEMBLY	Registered
Germany	5/11/2011	4/6/2016	FUEL ASSEMBLY	Registered
Hungary	5/11/2011	4/6/2016	FUEL ASSEMBLY	Registered
Sweden	5/11/2011	4/6/2016	FUEL ASSEMBLY	Registered
Turkey	5/11/2011	4/6/2016	FUEL ASSEMBLY	Registered
China	5/11/2011	5/18/2016	FUEL ASSEMBLY	Registered
Japan	5/11/2011	9/9/2016	FUEL ASSEMBLY	Registered
Republic of Korea	5/11/2011	8/30/2017	FUEL ASSEMBLY	Registered
Australia	5/11/2011		FUEL ASSEMBLY	Pending
Canada	5/11/2011		FUEL ASSEMBLY	Pending
China	5/11/2011		FUEL ASSEMBLY	Pending
India	5/11/2011		FUEL ASSEMBLY	Pending

All-metal fuel assembly design and a mixed grid pattern of metallic fuel rods
United States of America	11/15/2013		FUEL ASSEMBLY	Pending
Belgium	5/1/2014	1/31/2018	FUEL ASSEMBLY	Registered
Bulgaria	5/1/2014	1/31/2018	FUEL ASSEMBLY	Registered
Czech Republic	5/1/2014	1/31/2018	FUEL ASSEMBLY	Registered
European Patent Office	5/1/2014	1/31/2018	FUEL ASSEMBLY	Registered
Finland	5/1/2014	1/31/2018	FUEL ASSEMBLY	Registered
France	5/1/2014	1/31/2018	FUEL ASSEMBLY	Registered
Germany	5/1/2014	1/31/2018	FUEL ASSEMBLY	Registered
Hungary	5/1/2014	1/31/2018	FUEL ASSEMBLY	Registered
Spain	5/1/2014	1/31/2018	FUEL ASSEMBLY	Registered
Sweden	5/1/2014	1/31/2018	FUEL ASSEMBLY	Registered
Turkey	5/1/2014	1/31/2018	FUEL ASSEMBLY	Registered
China	5/1/2014	11/24/2017	FUEL ASSEMBLY	Registered
Australia	9/16/2015		NUCLEAR FUEL ASSEMBLY	Pending
Canada	5/1/2014		FUEL ASSEMBLY	Pending
Canada	9/16/2015		NUCLEAR FUEL ASSEMBLY	Pending
China	9/16/2015		NUCLEAR FUEL ASSEMBLY	Pending
Eurasian Patent Organization	5/1/2014		FUEL ASSEMBLY	Pending
Eurasian Patent Organization	9/16/2015		NUCLEAR FUEL ASSEMBLY	Pending
European Patent Office	9/16/2015		NUCLEAR FUEL ASSEMBLY	Pending
Japan	5/1/2014		FUEL ASSEMBLY	Pending
Japan	9/16/2015		NUCLEAR FUEL ASSEMBLY	Pending
Republic of Korea	5/1/2014		FUEL ASSEMBLY	Pending
Republic of Korea	9/16/2015		NUCLEAR FUEL ASSEMBLY	Pending
India	5/1/2014		FUEL ASSEMBLY	Pending
All-metal fuel assembly design (i.e., no oxide rods in the outer row)
United States of America	5/11/2011		FUEL ASSEMBLY	Pending
United States of America	11/15/2013		FUEL ASSEMBLY	Pending
Australia	5/11/2011	7/2/2015	FUEL ASSEMBLY	Registered
Canada	12/26/2007	4/26/2016	NUCLEAR REACTOR (VARIANTS), FUEL ASSEMBLY CONSISTING OF DRIVER-BREEDING MODULES FOR A NUCLEAR REACTOR (VARIANTS) AND A FUEL CELL FOR A FUEL ASSEMBLY	Registered
India	12/26/2007		NUCLEAR REACTOR (VARIANTS), FUEL ASSEMBLY CONSISTING OF DRIVER-BREEDING MODULES FOR A NUCLEAR REACTOR (VARIANTS) AND A FUEL CELL FOR A FUEL ASSEMBLY	Pending

Multi-lobe metallic fuel rod design
United States of America	12/25/2008	5/31/2016	LIGHT-WATER REACTOR FUEL ASSEMBLY (ALTERNATIVES), A LIGHT-WATER REACTOR, AND A FUEL ELEMENT OF FUEL ASSEMBLY	Registered
United States of America	12/26/2007	2/18/2014	NUCLEAR REACTOR (ALTERNATIVES), FUEL ASSEMBLY OF SEED-BLANKET SUBASSEMBLIES FOR NUCLEAR REACTOR (ALTERNATIVES), AND FUEL ELEMENT FOR FUEL ASSEMBLY	Registered
United States of America	5/11/2011		FUEL ASSEMBLY	Pending
United States of America	11/15/2013		FUEL ASSEMBLY	Pending
United States of America	9/16/2015		FUEL ASSEMBLY	Pending
United States of America	2/20/2018		FUEL ASSEMBLY	Pending
Australia	5/11/2011	7/2/2015	FUEL ASSEMBLY	Registered
Australia	12/25/2008	9/3/2015	FUEL ASSEMBLY FOR A LIGHT-WATER NUCLEAR REACTOR (EMBODIMENTS), LIGHT-WATER NUCLEAR REACTOR AND FUEL ELEMENT OF THE FUEL ASSEMBLY	Registered
Australia	12/26/2007	8/4/2016	NUCLEAR REACTOR (VARIANTS), FUEL ASSEMBLY CONSISTING OF DRIVER-BREEDING MODULES FOR A NUCLEAR REACTOR (VARIANTS) AND A FUEL CELL FOR A FUEL ASSEMBLY	Registered
Australia	12/26/2007	5/24/2014	NUCLEAR REACTOR (VARIANTS), FUEL ASSEMBLY CONSISTING OF DRIVER-BREEDING MODULES FOR A NUCLEAR REACTOR (VARIANTS) AND A FUEL CELL FOR A FUEL ASSEMBLY	Registered
Belgium	12/26/2007	5/18/2016	A FUEL ELEMENT, A FUEL ASSEMBLY AND A METHOD OF USING A FUEL ASSEMBLY	Registered
Bulgaria	12/26/2007	5/18/2016	A FUEL ELEMENT, A FUEL ASSEMBLY AND A METHOD OF USING A FUEL ASSEMBLY	Registered
Czech Republic	12/26/2007	5/18/2016	A FUEL ELEMENT, A FUEL ASSEMBLY AND A METHOD OF USING A FUEL ASSEMBLY	Registered
European Patent Office	12/26/2007	5/18/2016	A FUEL ELEMENT, A FUEL ASSEMBLY AND A METHOD OF USING A FUEL ASSEMBLY	Registered
Finland	12/26/2007	5/18/2016	A FUEL ELEMENT, A FUEL ASSEMBLY AND A METHOD OF USING A FUEL ASSEMBLY	Registered
France	12/26/2007	5/18/2016	A FUEL ELEMENT, A FUEL ASSEMBLY AND A METHOD OF USING A FUEL ASSEMBLY	Registered
Germany	12/26/2007	5/18/2016	A FUEL ELEMENT, A FUEL ASSEMBLY AND A METHOD OF USING A FUEL ASSEMBLY	Registered
Hungary	12/26/2007	5/18/2016	A FUEL ELEMENT, A FUEL ASSEMBLY AND A METHOD OF USING A FUEL ASSEMBLY	Registered
Sweden	12/26/2007	5/18/2016	A FUEL ELEMENT, A FUEL ASSEMBLY AND A METHOD OF USING A FUEL ASSEMBLY	Registered
Turkey	12/26/2007	5/18/2016	A FUEL ELEMENT, A FUEL ASSEMBLY AND A METHOD OF USING A FUEL ASSEMBLY	Registered
United Kingdom	12/26/2007	5/18/2016	A FUEL ELEMENT, A FUEL ASSEMBLY AND A METHOD OF USING A FUEL ASSEMBLY	Registered
Belgium	12/23/2008	9/21/2016	A FUEL ELEMENT, A FUEL ASSEMBLY AND A METHOD OF USING A FUEL ASSEMBLY	Registered
Bulgaria	12/23/2008	9/21/2016	A FUEL ELEMENT, A FUEL ASSEMBLY AND A METHOD OF USING A FUEL ASSEMBLY	Registered
Czech Republic	12/23/2008	9/21/2016	A FUEL ELEMENT, A FUEL ASSEMBLY AND A METHOD OF USING A FUEL ASSEMBLY	Registered
European Patent Office	12/23/2008	9/21/2016	A FUEL ELEMENT, A FUEL ASSEMBLY AND A METHOD OF USING A FUEL ASSEMBLY	Registered
Finland	12/23/2008	9/21/2016	A FUEL ELEMENT, A FUEL ASSEMBLY AND A METHOD OF USING A FUEL ASSEMBLY	Registered
France	12/23/2008	9/21/2016	A FUEL ELEMENT, A FUEL ASSEMBLY AND A METHOD OF USING A FUEL ASSEMBLY	Registered
Germany	12/23/2008	9/21/2016	A FUEL ELEMENT, A FUEL ASSEMBLY AND A METHOD OF USING A FUEL ASSEMBLY	Registered
Hungary	12/23/2008	9/21/2016	A FUEL ELEMENT, A FUEL ASSEMBLY AND A METHOD OF USING A FUEL ASSEMBLY	Registered
Spain	12/23/2008	9/21/2016	A FUEL ELEMENT, A FUEL ASSEMBLY AND A METHOD OF USING A FUEL ASSEMBLY	Registered

Sweden	12/23/2008	9/21/2016	A FUEL ELEMENT, A FUEL ASSEMBLY AND A METHOD OF USING A FUEL ASSEMBLY	Registered
Turkey	12/23/2008	9/21/2016	A FUEL ELEMENT, A FUEL ASSEMBLY AND A METHOD OF USING A FUEL ASSEMBLY	Registered
United Kingdom	12/23/2008	9/21/2016	A FUEL ELEMENT, A FUEL ASSEMBLY AND A METHOD OF USING A FUEL ASSEMBLY	Registered
Belgium	5/11/2011	10/25/2017	FUEL ASSEMBLY	Registered
Bulgaria	5/11/2011	10/25/2017	FUEL ASSEMBLY	Registered
Czech Republic	5/11/2011	10/25/2017	FUEL ASSEMBLY	Registered
European Patent Office	5/11/2011	10/25/2017	FUEL ASSEMBLY	Registered
Hungary	5/11/2011	10/25/2017	FUEL ASSEMBLY	Registered
United Kingdom	5/11/2011	10/25/2017	FUEL ASSEMBLY	Registered
Bulgaria	5/11/2011	4/6/2016	FUEL ASSEMBLY	Registered
Czech Republic	5/11/2011	4/6/2016	FUEL ASSEMBLY	Registered
European Patent Office	5/11/2011	4/6/2016	FUEL ASSEMBLY	Registered
Finland	5/11/2011	4/6/2016	FUEL ASSEMBLY	Registered
France	5/11/2011	4/6/2016	FUEL ASSEMBLY	Registered
Germany	5/11/2011	4/6/2016	FUEL ASSEMBLY	Registered
Hungary	5/11/2011	4/6/2016	FUEL ASSEMBLY	Registered
Sweden	5/11/2011	4/6/2016	FUEL ASSEMBLY	Registered
Turkey	5/11/2011	4/6/2016	FUEL ASSEMBLY	Registered
Bulgaria	12/25/2008	4/13/2016	FUEL ASSEMBLY FOR A LIGHT-WATER NUCLEAR REACTOR (EMBODIMENTS), LIGHT-WATER NUCLEAR REACTOR AND FUEL ELEMENT OF THE FUEL ASSEMBLY	Registered
Czech Republic	12/25/2008	4/13/2016	FUEL ASSEMBLY FOR A LIGHT-WATER NUCLEAR REACTOR (EMBODIMENTS), LIGHT-WATER NUCLEAR REACTOR AND FUEL ELEMENT OF THE FUEL ASSEMBLY	Registered
European Patent Office	12/25/2008	4/13/2016	FUEL ASSEMBLY FOR A LIGHT-WATER NUCLEAR REACTOR (EMBODIMENTS), LIGHT-WATER NUCLEAR REACTOR AND FUEL ELEMENT OF THE FUEL ASSEMBLY	Registered
Finland	12/25/2008	4/13/2016	FUEL ASSEMBLY FOR A LIGHT-WATER NUCLEAR REACTOR (EMBODIMENTS), LIGHT-WATER NUCLEAR REACTOR AND FUEL ELEMENT OF THE FUEL ASSEMBLY	Registered
France	12/25/2008	4/13/2016	FUEL ASSEMBLY FOR A LIGHT-WATER NUCLEAR REACTOR (EMBODIMENTS), LIGHT-WATER NUCLEAR REACTOR AND FUEL ELEMENT OF THE FUEL ASSEMBLY	Registered
Germany	12/25/2008	4/13/2016	FUEL ASSEMBLY FOR A LIGHT-WATER NUCLEAR REACTOR (EMBODIMENTS), LIGHT-WATER NUCLEAR REACTOR AND FUEL ELEMENT OF THE FUEL ASSEMBLY	Registered
Hungary	12/25/2008	4/13/2016	FUEL ASSEMBLY FOR A LIGHT-WATER NUCLEAR REACTOR (EMBODIMENTS), LIGHT-WATER NUCLEAR REACTOR AND FUEL ELEMENT OF THE FUEL ASSEMBLY	Registered
Sweden	12/25/2008	4/13/2016	FUEL ASSEMBLY FOR A LIGHT-WATER NUCLEAR REACTOR (EMBODIMENTS), LIGHT-WATER NUCLEAR REACTOR AND FUEL ELEMENT OF THE FUEL ASSEMBLY	Registered
Turkey	12/25/2008	4/13/2016	FUEL ASSEMBLY FOR A LIGHT-WATER NUCLEAR REACTOR (EMBODIMENTS), LIGHT-WATER NUCLEAR REACTOR AND FUEL ELEMENT OF THE FUEL ASSEMBLY	Registered
United Kingdom	12/25/2008	4/13/2016	FUEL ASSEMBLY FOR A LIGHT-WATER NUCLEAR REACTOR (EMBODIMENTS), LIGHT-WATER NUCLEAR REACTOR AND FUEL ELEMENT OF THE FUEL ASSEMBLY	Registered

Canada	12/25/2008	11/29/2016	A LIGHT-WATER REACTOR FUEL ASSEMBLY (ALTERNATIVES), A LIGHT-WATER REACTOR, AND A FUEL ELEMENT OF FUEL ASSEMBLY	Registered
Canada	12/26/2007	4/26/2016	NUCLEAR REACTOR (VARIANTS), FUEL ASSEMBLY CONSISTING OF DRIVER-BREEDING MODULES FOR A NUCLEAR REACTOR (VARIANTS) AND A FUEL CELL FOR A FUEL ASSEMBLY	Registered
China	5/11/2011	5/18/2016	FUEL ASSEMBLY	Registered
China	12/25/2008	6/29/2016	FUEL ASSEMBLY FOR A LIGHT-WATER NUCLEAR REACTOR (EMBODIMENTS), LIGHT-WATER NUCLEAR REACTOR AND FUEL ELEMENT OF THE FUEL ASSEMBLY	Registered
China	12/26/2007	6/23/2017	NUCLEAR REACTOR (VARIANTS), FUEL ASSEMBLY CONSISTING OF DRIVER-BREEDING MODULES FOR A NUCLEAR REACTOR (VARIANTS) AND A FUEL CELL FOR A FUEL ASSEMBLY	Registered
Japan	5/11/2011	9/9/2016	FUEL ASSEMBLY	Registered
Japan	5/11/2011	9/9/2016	FUEL ASSEMBLY	Registered
Japan	12/25/2008	6/5/2015	FUEL ASSEMBLY FOR A LIGHT-WATER NUCLEAR REACTOR (EMBODIMENTS), LIGHT-WATER NUCLEAR REACTOR AND FUEL ELEMENT OF THE FUEL ASSEMBLY	Registered
Japan	12/26/2007	4/22/2016	NUCLEAR REACTOR (VARIANTS), FUEL ASSEMBLY CONSISTING OF DRIVER-BREEDING MODULES FOR A NUCLEAR REACTOR (VARIANTS) AND A FUEL CELL FOR A FUEL ASSEMBLY	Registered
Republic of Korea	5/11/2011	8/30/2017	FUEL ASSEMBLY	Registered
Republic of Korea	12/25/2008	8/18/2015	FUEL ASSEMBLY FOR A LIGHT-WATER NUCLEAR REACTOR (EMBODIMENTS), LIGHT-WATER REACTOR AND FUEL ELEMENT OF THE FUEL ASSEMBLY	Registered
Republic of Korea	12/26/2007	4/20/2015	NUCLEAR REACTOR(ALTERNATIVES), FUEL ASSEMBLY OF SEED-BLANKET SUBASSEMBLIES FOR NUCLEAR REACTOR(ALTERNATIVES), AND FUEL ELEMENT FOR FUEL ASSEMBLY	Registered
Republic of Korea	12/26/2007	12/15/2014	NUCLEAR REATION (VARIANTS), FUEL ASSEMBLY CONSISTING OF DRIVER-BREEDING MODULES FOR A NUCLEAR REACTOR (VARIANTS) AND A FUEL CELL FOR A FUEL ASSEMBLY	Registered
Australia	5/1/2014		FUEL ASSEMBLY	Pending
Australia	5/11/2011		FUEL ASSEMBLY	Pending
Australia	9/16/2015		NUCLEAR FUEL ASSEMBLY	Pending
Canada	12/25/2008		A LIGHT-WATER REACTOR FUEL ASSEMBLY AND FUEL ELEMENT THEREOF	Pending
Canada	5/1/2014		FUEL ASSEMBLY	Pending
Canada	5/11/2011		FUEL ASSEMBLY	Pending
Canada	9/16/2015		NUCLEAR FUEL ASSEMBLY	Pending
China	9/16/2015		NUCLEAR FUEL ASSEMBLY	Pending
Eurasian Patent Organization	5/1/2014		FUEL ASSEMBLY	Pending

Eurasian Patent Organization	9/16/2015		NUCLEAR FUEL ASSEMBLY	Pending
European Patent Office	12/25/2008		FUEL ASSEMBLY FOR A LIGHT-WATER NUCLEAR REACTOR (EMBODIMENTS), LIGHT-WATER NUCLEAR REACTOR AND FUEL ELEMENT OF THE FUEL ASSEMBLY	Pending
European Patent Office	9/16/2015		NUCLEAR FUEL ASSEMBLY	Pending
Japan	5/1/2014		FUEL ASSEMBLY	Pending
Japan	5/11/2011		FUEL ASSEMBLY	Pending
Japan	9/16/2015		NUCLEAR FUEL ASSEMBLY	Pending
Republic of Korea	5/11/2011		FUEL ASSEMBLY	Pending
Republic of Korea	5/1/2014		FUEL ASSEMBLY	Pending
Republic of Korea	9/16/2015		NUCLEAR FUEL ASSEMBLY	Pending
China	12/26/2007	2/12/2014	NUCLEAR REACTOR (VARIANTS), FUEL ASSEMBLY CONSISTING OF DRIVER-BREEDING MODULES FOR A NUCLEAR REACTOR (VARIANTS) AND A FUEL CELL FOR A FUEL ASSEMBLY	Registered
Japan	12/26/2007	8/1/2014	NUCLEAR REACTOR (VARIANTS), FUEL ASSEMBLY CONSISTING OF DRIVER-BREEDING MODULES FOR A NUCLEAR REACTOR (VARIANTS) AND A FUEL CELL FOR A FUEL ASSEMBLY	Registered
India	5/11/2011		FUEL ASSEMBLY	Pending
India	5/1/2014		FUEL ASSEMBLY	Pending
India	12/25/2008		FUEL ASSEMBLY FOR A LIGHT-WATER, NUCLEAR REACTOR (EMBODIMENTS), LIGHT-WATER NUCLEAR REACTOR AND FUEL ELEMENT OF THE FUEL ASSEMBLY	Pending
India	12/26/2007		NUCLEAR REACTOR (VARIANTS), FUEL ASSEMBLY CONSISTING OF DRIVER-BREEDING MODULES FOR A NUCLEAR REACTOR (VARIANTS) AND A FUEL CELL FOR A FUEL ASSEMBLY	Pending
None of the above
United States of America	12/22/2008	2/14/2012	NUCLEAR REACTOR (ALTERNATIVES), FUEL ASSEMBLY OF SEED-BLANKET SUBASSEMBLIES FOR NUCLEAR REACTOR (ALTERNATIVES), AND FUEL ELEMENT FOR FUEL ASSEMBLY	Registered

We also own a number of US and international patents associated with fuel assembly designs for all-uranium seed and blanket fuel for existing plants and new build reactors and thorium-based seed and blanket fuel for both existing and new build reactors, which we do not consider material, individually or collectively, based on our current business plan. In addition to our patent portfolio, we also own trademarks to Lightbridge and Thorium Power corporate names and the Lightbridge logo.

We are continually executing a strategy aimed at further expanding our intellectual property portfolio. We spent approximately $2.3 million and $2.7 million for research and development during the years ended December 31, 2017 and 2016, respectively.

Our Consulting Business

In addition to our nuclear fuel technology business, we also opportunistically provide nuclear power consulting and strategic advisory services to commercial and governmental entities worldwide. Our consulting segment is primarily engaged in the business of assisting commercial and governmental entities globally with developing and expanding their nuclear industry capabilities and infrastructure. We can provide integrated strategic advice across a range of expertise areas including, for example, regulatory development, nuclear reactor site selection, procurement and deployment, reactor and fuel technology, international relations, program management and infrastructure development.

We only engage with commercial entities and governments that are dedicated to non-proliferative and transparent nuclear programs.

Our consulting services are expert and relationship based, with particular emphasis on key decision makers in senior positions within governments or companies, as well as focus on overall management of nuclear energy programs. To date, nearly all of our revenues have been derived from our consulting and strategic advisory services business segment, which primarily provided nuclear consulting services to entities within the United Arab Emirates, our first significant consulting and strategic advisory client. We have also provided nuclear safety consulting advice to US nuclear utilities and others. We currently do not have any consulting contracts.

In general, the market for nuclear industry consulting services is competitive, fragmented and subject to rapid change. Some of our competitors are global in scope and have greater personnel, financial, technical, and marketing resources than we do. Domestic and international political pressure and public opposition to nuclear power may hinder our efforts to provide nuclear energy consulting services. We believe that our independence, experience, expertise, reputation and segment focus enable us to compete effectively as a strategic advisor for governments wishing to develop a new civil nuclear program.

Our major challenge in pursuing our business is that the decision-making process for nuclear power programs typically involves careful consideration by many parties and therefore requires significant time. Many of the potential clients that could benefit from our services are in regions of the world where tensions surrounding nuclear energy are high, or in countries where public opinion plays an important role.

Financial information about our nuclear fuel technology and consulting segments is incorporated by reference from Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 11 of the notes to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Employees

Our business model is to limit the number of our full-time employees and to rely on individual independent contractors, outside agencies and technical facilities with specific skills to assist with various business functions including, but not limited to, corporate overhead, personnel, research and development, and government relations. This model limits overhead costs and allows us to draw upon resources that are specifically tailored to our internal and external (client) needs. As of December 31, 2017, we had six full-time employees and one part-time employee. We utilize a network of independent contractors available for deployment for specialized consulting assignments. We believe that our relationship with our employees and contractors is satisfactory.

Available Information

Our internet address is www.ltbridge.com. We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). Copies of these reports may also be obtained free of charge by sending written requests to Investor Relations, Lightbridge Corporation, 11710 Plaza America Drive, Suite 2000, Reston, Virginia 20190 USA. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You can get information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The information posted on our website is not incorporated into this Annual Report on Form 10-K, and any reference to our website is intended to be inactive textual references only.

ITEM 1A. RISK FACTORS

Risks Related to the Company

We will need to raise significant additional capital in the future to expand our operations and continue our research and development and we may be unable to raise such funds when needed and on acceptable terms.

As of December 31, 2017, we had $4.5 million in cash and equivalents, and as of March 14, 2018, we had approximately $27 million in cash and equivalents. We will need to raise significant additional capital in order to continue our research and development activities and fund our operations through commercialization of our nuclear fuel technology, including funding Enfission for 2019 and beyond. Our current plan is to seek external funding from third party sources to support a large portion of the remaining development, testing and demonstration activities relating to our metallic nuclear fuel technology. We entered into an At-the-Market Issuance Sales Agreement with B. Riley FBR, Inc. (the “New ATM”) on July 12, 2017 and raised in 2018 approximately $20 million in net proceeds under the New ATM as of the date of this 10-K filing. Even with such sales of our common stock under the New ATM, we will still need additional capital to fully implement our business, operating and development plans over the coming years.

When we elect to raise additional funds or additional funds are required, we may raise such funds from time to time through public or private equity offerings, debt financings or other financing alternatives. Additional equity or debt financing or other alternative sources of capital may not be available to us on acceptable terms, if at all. In addition, if we are unable to demonstrate meaningful progress in our Enfission joint venture with Framatome to further the development of our fuel products, it may be difficult for us to raise additional capital on terms acceptable to us or at all.

If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Sales of substantial amounts of our common stock may cause the trading price of our common stock to decline in the future. Debt financing, if available, would result in substantial fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing or additional equity that we raise may contain terms, such as liquidation and other preferences, which are not favorable to us or our stockholders. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may not be able to fully develop our nuclear fuel designs, our future operations will be limited, and our ability to generate revenues and achieve or sustain future profitability will be substantially harmed.

We are dependent upon a joint venture for substantially all of our anticipated future income.

In January 2018, we entered into the Enfission joint venture with Framatome. We anticipate that distributions from Enfission and licensing revenue from nuclear fuel sold by Enfission will constitute substantially all of our income in the future. We are dependent upon the success or failure of Enfission, and if Enfission is not successful or Enfission does not perform its research and development activities as expected, our future financial performance will be negatively impacted.

Our Enfission joint venture could be adversely affected by our lack of sole decision-making authority, any disputes that may arise between us and our joint venture partner and our exposure to potential losses from the joint venture.

Joint ventures involve risks not present in investments or operations in which a third party is not involved, including the possibility that a joint venture partner may at any time have other business interests and investments other than the joint venture with us, may have economic or business goals different from ours, and may be in a position to take actions contrary to our policies or objectives. A joint venture partner may also become bankrupt or fail to fund its required capital contributions. Consequently, actions by or disputes with a joint venture partner might result in subjecting our business to additional risk.

Under the Enfission operating arrangement, neither we nor Enfission are in a position to unilaterally control the joint venture, and deadlocks may occur. Such deadlocks could adversely impact the operations and profitability of Enfission, including delaying the commercialization of nuclear fuel incorporating our technology. Disputes between us and Framatome may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business.

In addition, the Enfission joint venture may result in other difficulties including, among other things, diversion of our management’s attention from other business concerns and managing regulatory compliance and corporate governance matters.

Our interest in Enfission exposes us to risks related to the manufacturing of nuclear fuel.

Historically, we anticipated licensing our nuclear fuel technology to third parties that would undertake the manufacturing and sale of nuclear fuel incorporating our technology. With our entry into the Enfission joint venture, we will be indirectly exposed to certain risks in connection with the manufacturing of nuclear fuel, including regulatory, environmental and litigation risks. If such risks or other anticipated or unanticipated liabilities were to materialize, any desired benefits of our entry into the joint venture may not be fully realized, if at all, and our future financial performance may be negatively impacted.

There may be volatility in our stock price, which could negatively affect investments, and stockholders may not be able to resell their shares at or above the value they originally purchased such shares.

The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

•	quarterly variations in operating results

•	changes in financial estimates by securities analysts

•	changes in market valuations of other similar companies;

•	limited liquidity in our common stock;

•	announcements by us or our competitors of new products or of significant technical innovations, contracts, receipt of (or failure to obtain) government funding or support, acquisitions, strategic partnerships or joint ventures;

•	failure of the joint venture parties to work together effectively;

•	additions or departures of key personnel

•	any deviations in net sales or in losses from levels expected by securities analysts, or any reduction in political support from levels expected by securities analysts;

•	future sales of common stock; and

•	nuclear accidents or other adverse nuclear industry events.

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

Our limited operating history with our joint venture with Framatome makes it difficult to judge our prospects.

Prior to 2008, we were a development stage company. We have commenced the provision of nuclear consulting services but currently have no consulting clients as of the date of this filing. Similarly, our fuel design patents and technology have not been commercially used and we have not received any royalty or sales revenue from this area of our business. We are subject to the risks, expenses and problems frequently encountered by companies in the early stages of development.

We rely upon certain members of our senior management, including Seth Grae and Andrey Mushakov, and the loss of either Mr. Grae or Mr. Mushakov or any of our senior management would have an adverse effect on the Company.

Our success depends upon certain members of our senior management, including Seth Grae, our Chief Executive Officer and Mr. Andrey Mushakov, our Executive Vice President - International Nuclear Operations. Mr. Grae’s and Mr. Mushakov’s knowledge of the nuclear power industry, their network of key contacts within that industry and in governments and, in particular, their expertise in the potential markets for our technologies, are critical to the implementation of our business model. Mr. Grae and Mr. Mushakov are likely to be significant factors in our future growth and success. The loss of services by either Mr. Grae or Mr. Mushakov would likely have a material adverse effect on us.

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

Nuclear power research and development entails significant technological risk. New designs must undergo extensive development and testing necessary for regulatory approval. Our fuel designs are still in the research and development stage and while certain testing on our fuel technologies has been completed, further testing and experiments will be required in test facilities. For example, our proposed metallic fuel uses a helical cruciform form to increase its surface area and shorten the distance for heat generated in the fuel rod to reach water and improve the coolability of the fuel. However, this proposed shape may also result in non-uniform distribution of azimuthal heat flux that may have an adverse impact on the critical heat flux and limit power uprate capabilities of our metallic fuel resulting from an increased surface area of the cruciform fuel rod compared to a conventional cylindrical fuel rod. Additional testing and development may result in changes to the design of our proposed metallic fuel, which could decrease its realizable benefits and impair the ability of nuclear utilities to utilize nuclear fuel incorporating our technology.

Furthermore, the fuel technology has yet to be demonstrated in operating conditions equivalent to those found in an existing commercial reactor. Until we are able to successfully demonstrate operation of our fuel designs in commercial reactor conditions, we cannot confirm the ability of our fuel to perform as expected, including its ability to enable a power uprate or a longer operating cycle. In addition, there is also a risk that suitable testing facilities may not be available to us on a timely basis or at a reasonable cost, which could cause development program schedule delays.

If our fuel designs do not perform as anticipated in commercial reactor conditions, we will not realize revenues from licensing or other use of our fuel designs.

Development of our nuclear fuel technology is dependent upon the availability of a test reactor.

Our fuel designs are still in the research and development stage and further testing and experiments will be required in test facilities. We currently intend to conduct further testing of our fuel designs at the Halden research reactor located in Halden, Norway. However, the Halden research reactor, which became operative in 1958, may close and may not be available for further testing of our fuel designs. If the Halden research reactor is not available to test our fuel designs, we may not be able to locate another reactor in which to test our fuel designs, and commercialization of our nuclear fuel technology may be delayed, perhaps indefinitely, which would adversely affect our business, financial condition and results of operations.

Potential competitors could limit opportunities to license our technology.

Other fuel fabricators may potentially develop new nuclear fuel designs that can be used in the same types of reactors as those that we target. Existing fuel fabricators also have established commercial connections to nuclear power facilities that we do not have. If these types of companies were to compete with our nuclear fuel design technology, opportunities to license our technology would be limited.

Moreover, many of these other fuel fabricators have substantially greater financial, technological, managerial and research and development resources and experience than we do. These larger companies may be better able to handle the corresponding long-term financial requirements.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Starting December 22, 2015 our office space is located at 11710 Plaza America Drive, Suite 2000 Reston, VA 20190 USA. The term of the lease for our new offices has been extended through December 31, 2018. We are obligated to pay approximately $6,500 per month for office rent and approximately another $300 per month for other fees for this rented office space. This space is used by our executives, employees, and contractors for administrative purposes, consulting work and research and development activities. Our joint venture company Enfission has a virtual office at the same address.

On January 1, 2015 we entered into a lease for our prior office space for a 38-month term, with a monthly rent payment of approximately $32,000 per month plus additional charges with no rent charged for the initial 2 months of the lease term. On December 17, 2015 we entered into a sublease agreement for this prior office space with a third party with a lease term starting January 1, 2016 to February 28, 2018. The Company does not have any lease obligations for its prior office space after February 28, 2018. For a more detailed description of this sublease, see the information set forth under “Operating Leases” in Note 7, “Commitments and Contingencies,” of the Notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the Nasdaq Capital Market under the symbol “LTBR”.

The following table sets forth the highest and lowest intraday sales prices of our common stock on the Nasdaq Capital Market during each quarter of the two most recent years.

Fiscal Year	Quarter Ending	High	Low

2017	December 31	$2.07	$0.94
	September 30	$1.79	$0.95
	June 30	$2.41	$1.14
	March 31	$1.47	$0.86

2016	December 31	$2.36	$1.04
	September 30	$3.65	$1.67
	June 30	$3.00	$1.75
	March 31	$5.15	$2.55

Effective July 20, 2016, we conducted a one-for-five reverse stock split of our issued and outstanding common stock. The high and low sale prices for our common stock presented in the foregoing table give effect to the reverse stock split.

Holders

As of March 8, 2018, our common stock was held by approximately 88 stockholders of record, including Cede & Co., the nominee for the Depository Trust & Clearing Corporation and consequently that number does not include beneficial owners of our common stock who hold their stock in “street name” through their brokers.

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

Recent Sales of Unregistered Securities

We did not sell any securities without registration under the Securities Act during the fiscal year ended December 31, 2017 other than as previously disclosed in the Company’s quarterly reports on Form 10-Q and current reports on Form 8-K.

ITEM 6. SELECTED FINANCIAL INFORMATION.

Not applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is intended to help the reader understand Lightbridge Corporation, our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying Notes thereto which are contained in “Item 8. Financial Statements and Supplementary Data” of this report. This MD&A consists of the following sections:

•	Overview of Our Business and recent developments— a general overview of our two business segments and update;

•	Critical Accounting Policies and Estimates — a discussion of accounting policies that require critical judgments and estimates;

•	Operations Review — an analysis of our consolidated results of operations for the two years presented in our consolidated financial statements. Except to the extent that differences among our operating segments are material to an understanding of our business as a whole, we present the discussion in the MD&A on a consolidated basis; and

•	Liquidity, Capital Resources and Financial Position — an analysis of our cash flows; and an overview of our financial position.

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

Overview of Our Business

Lightbridge is a leading nuclear fuel technology company. Our primary focus is the development and commercialization of next generation nuclear fuel that will significantly improve the economics and safety of existing and new reactors, with a meaningful impact on preventing climate change. We believe our nuclear fuel technology has the potential to enhance reactor safety and the proliferation resistance of spent fuel and increase the power output of commercial reactors, reducing the cost of generating electricity and the amount of nuclear waste on a per-megawatt-hour basis.

We conduct our business principally through Enfission, our 50/50 joint venture with Framatome formed January 24, 2018 for the development, regulatory licensing, fabrication, and sale of nuclear fuel assemblies based on Lightbridge-designed metallic fuel technology and other advanced nuclear fuel intellectual property. Enfission serves as our exclusive vehicle for the development of manufacturing processes and fuel assembly designs for pressurized water reactors, boiling water reactors, small modular reactors and research reactors, which constitute the most widely used reactor types in the world. In addition to our nuclear fuel technology segment, we also opportunistically provide nuclear power consulting and strategic advisory services to commercial and governmental entities worldwide.

We were incorporated under the laws of the State of Nevada on February 2, 1999. Our principal executive offices are located at 11710 Plaza America Drive, Suite 2000, Reston, Virginia 20190.

Refer to Part I, Item 1, Business, for additional information. Financial information about our business segments is included in Note 11 Business Segment Results, of the Notes to the Consolidated Financial Statements, included in Part II Item 8, Financial Statements of this Annual Report on Form 10-K.

Operations Review

Business Segments and Periods Presented

Set forth below is a discussion of our results of operations on a consolidated basis and certain detailed segment information for each of our business segments for the years ended December 31, 2017 and 2016. We have organized our operations into two principal segments: Consulting and Nuclear Fuel Technology. We present our segment information along the same lines that our chief executives review our operating results in assessing performance and allocating resources.

BUSINESS SEGMENT RESULTS - YEARS ENDED DECEMBER 31, 2017 AND 2016

	Consulting Business		Technology Business		Corporate		Total
	2017	2016	2017	2016	2017	2016	2017	2016
Revenue	$175,446	$760,577	$-	$-	$-	$-	$175,446	$760,577
Segment Loss – Pre- Tax	$(78,513)	$(288,119)	$(2,282,938)	$(2,748,337)	$(4,743,446)	$(3,308,720)	$(7,104,897)	$(6,345,176)
Total Assets	$10,400	$388,434	$1,367,692	$1,160,465	$5,567,901	$5,253,476	$6,945,993	$6,802,375
Interest Expense	$-	$-	$-	$-	$16,095	$29,386	$16,095	$29,386

Technology Business

Over the next 12 to 15 months, we expect to incur approximately $10 million to $12 million in research and development expenses related to the development of our proprietary nuclear fuel designs, including funding to the Enfission joint venture with Framatome. We spent approximately $2.3 million and $2.7 million for research and development during the years ended December 31, 2017 and 2016, respectively.

Over the next two to three years, our research and development activities through Enfission will increase and will be primarily focused on testing and demonstration of our metallic fuel technology for Western-type water-cooled reactors. The main objective of this research and development phase is to prepare for full-scale demonstration of our fuel technology in an operating commercial power reactor.

Consulting Services Business

All of our revenue for the years ended December 31, 2017 and 2016 is from our consulting services business segment. The fee type and structure that we offer for each client engagement is dependent on a number of variables, including the complexity of the services, the level of the opportunity for us to improve the client’s electricity generation capabilities using nuclear power plants, and other factors. We presently do not have any consulting clients as of the date of this filing.

Consolidated Results of Operations

The following table presents our historical operating results as a percentage of revenues for the years indicated:

	Year Ended
	December 31,		Changes
	2017	2016	2017 vs 2016
			$	%
Consulting Revenues	$175,446	$760,577	$(585,131)	(77)

Cost of services provided
Consulting expenses	$107,091	$456,565	$(349,474)	(77)
% of total revenues	61%	60%

Gross profit	$68,355	$304,012	$(235,657)	(78)
% of total revenues	39%	40%

Operating Expenses
General and administrative	$4,383,066	$5,190,549	$(807,483)	(16)
% of total revenues	2498%	682%

Research and development expenses	$2,282,938	$2,748,337	$(465,399)	(17)
% of total revenues	1301%	361%

Total Costs and Expenses	$6,666,004	$7,938,886	$(1,272,882)	(16)
% of total revenues	3799%	1044%

Total Operating Loss	$(6,597,649)	$(7,634,874)	$(1,037,225)	(14)
% of total revenues	(3761)%	(1004)%

Other Income and (Expenses)	$(507,248)	$1,289,698	$(1,796,946)	(139)
% of total revenues	(289)%	170%

Net loss - before income taxes	$(7,104,897)	$(6,345,176)	$(759,721)	12
% of total revenues	(4,050)%	(834)%

Revenue

The following table presents our revenues, by business segment, for the years presented (rounded in millions):

	Year Ended		Changes
	December 31,		2017 vs 2016
	2017	2016	$	%
Consulting Segment Revenues:
ENEC and FANR (UAE)	$0.2	$0.4	$(0.2)	(50)
Other (other countries)	-	0.4	(0.4)	(100)
Total	$0.2	$0.8	$(0.6)	(75)

The decrease in our revenues from 2016 to 2017 of $0.6 million resulted from a decrease in the work performed for our FANR project of approximately $0.4 million and a decrease in revenue of approximately $0.2 million from work performed for a consulting contract that terminated in 2016.

The market for nuclear industry consulting services is competitive, fragmented, and subject to rapid change. We believe that our independence, experience, expertise, reputation and segment focus enable us to compete effectively in this marketplace. We presently do not have any consulting contracts as of the date of this filing and therefore anticipate a reduction in consulting revenue for 2018.

See Note 1 and Note 3 of the Notes to our Consolidated Financial Statements included in Part II Item 8 of this Annual Report on Form 10-K for additional information about our revenue.

Costs and Expenses

The following table presents our cost of services provided, by business segment, for the years presented (rounded in millions):

	Year Ended		Changes
	December 31,		2017 vs 2016
	2017	2016	$	%

Consulting	$0.1	$0.5	$(0.4)	(80)
Technology	-	-
Total	$0.1	$0.5	$(0.4)	(80)

The decrease in our cost of services provided for the years ended December 31, 2017 and 2016 resulted from less revenue earned therefore resulting in less allocated labor and stock-based compensation expenses in 2017. Cost of services provided is comprised of expenses related to the consulting, professional, administrative, and other support costs and stock-based compensation allocated to our consulting projects labor, which were incurred to perform and support the work done for our consulting projects. The billing rates to us from our consultants who provide services under our consulting contracts predominantly remained the same in 2017 and 2016. If consulting revenues continue and increase in future periods, we expect cost of services provided will increase in dollar amount and may increase as a percentage of revenues due to increased pricing competition for consulting contracts.

Total reported gross profit margin for the years ended December 31, 2017 was 39% compared to 40% for the years ended December 31, 2016, Total stock-based compensation included in costs of services provided was approximately $0.02 million and $0.1 million for the years ended December 31, 2017 and 2016, respectively, due to stock-based compensation from the issuance of stock options.

See Note 1 and Note 3 of the Notes to our Consolidated Financial Statements included in Part II Item 8 of this Annual Report on Form 10-K for additional information about our cost of services provided.

Research and Development

The following table presents our research and development expenses, (rounded in millions):

	December 31,		Changes
	2017	2016	2017 vs 2016
			$ %
Research and development expenses	$2.3	$2.7	$(0.4)	(17)

Research and development expenses consist mostly of outside vendor work, compensation and related overhead costs for personnel responsible for the research and development of our fuel and the negotiation and formation of our joint venture company Enfission. Total research and development decreased due to the net decrease in outside vendor research and development work on our fuel of approximately $0.4 million, due to our focus of negotiating our joint venture with Framatome; decrease in quality assurance consulting fees for our internal research and development documentation of $0.1 million; decrease in professional fees of $0.1 million and decrease in total stock-based compensation included in research and development expenses of $0.1 million. These decreases were offset by an increase in work performed by Framatome of approximately $0.3 million.

Total stock-based compensation included in research and development expenses was approximately $0.5 million and $0.6 million for the years ended December 31, 2017 and 2016, respectively, due to stock-based compensation recorded from the issuance of stock options to employees and a consultant.

All of our reported research and development activities were conducted in the United States, France, Germany, Norway, and Russia. We expense all research and development costs as they are incurred. Research and development expenses will increase in dollar amount and will increase as a percentage of revenues in future periods because we expect to invest $10 million to $12 million in the development of our nuclear fuel products including our work through Enfission over the next 12-15 months.

See Note 8 of the Notes to our Consolidated Financial Statements included in Part II Item 8 of this Annual Report Form on 10-K for additional information about our research and development costs.

General and Administrative Expenses

The following table presents our general and administrative expenses, (rounded in millions):

	Year Ended		Changes
	December 31,		2017 vs 2016
	2017	2016	$ %

General and administrative expenses	$4.4	$5.2	$(0.8)	(16)

General and administrative expenses consist mostly of compensation and related costs for general and administrative personnel and facilities, stock-based compensation, finance, human resources, information technology, and fees for consulting and other professional services. Professional services are principally comprised of outside legal, audit, strategic advisory services, investor and public relations and outsourcing services. Total general and administrative expenses decreased primarily due to a decrease in insurance expense of $0.1 million, decrease in payroll and payroll related benefits of $0.3 million due to a reduction in full time employees; a decrease in total stock-based compensation allocated to our general and administrative expenses of approximately $0.6 million due to prior year stock option grants in May 2014 that fully vested in May 2017 and prior year stock option grants in November 2016 that immediately vested in November 2016. These decreases were offset by an increase in professional fees due to an increase in legal fees spent on working on the Framatome agreements for the formation of Enfission LLC and an increase in corporation promotion expense due to the engagement of a new consultant in 2017, both total approximately $0.2 million. Total stock-based compensation allocated to our general and administrative expenses totaled approximately $0.7 million and $1.3 million for the years ended December 31, 2017 and 2016, respectively. Stock-based compensation expense will increase in 2018 due the accelerated vesting of performance-based stock options that occurred in January 25, 2018 (see Note 13 of the Notes to our Consolidated Financial Statements included in this Annual Report).

See Note 10 of the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for more information regarding our stock-based compensation.

Other Income (Expense)

The following table presents our other Income (expenses), (rounded in millions):

	Year Ended		Changes
	December 31,		2017 vs 2016
	2017	2016	$	%

Warrant revaluation	$-	$1.7	$(1.7)	(100)
Warrant modification expense	-	(0.2)	0.2	100
Financing costs	(0.5)	(0.2)	(0.3)	150
Total Other Income and (Expenses)	$(0.5)	$1.3	$(1.8)	(138)

Other income and expenses for the year ended December 31, 2017, as compared to the year ended December 31, 2016, net other income (expense) decreased by approximately $1.8 million. The non-cash warrant income decreased by approximately $1.7 million due to the classification of the derivative warrant liability in 2016 to equity; the warrant modification expense decreased by approximately $0.2 million due to the settlement with our warrant holders of our 2014 and 2013 warrant liabilities in 2016 and the increase in financing costs due to the amortization of deferred financing costs from our option agreements with Aspire Capital was approximately $0.3 million. This option agreement with Aspire Capital was effectively terminated with the terms and conditions set forth in the Series B Preferred Stock offering.

Provision for Income Taxes

The following table presents our provision for income taxes. Our effective tax rate for the periods presented is 38%.

	Year Ended		Changes
	December 31,		2017 vs 2016
	2017	2016	$	%

Provision for income taxes	$-	$-	$-	-

We incurred a pre-tax net loss for both 2017 and 2016. We reviewed all sources of income for purposes of recognizing the deferred tax assets and concluded a full valuation allowance for 2017 and 2016 was necessary. Therefore, we did not have a provision for taxes for both years ended December 31, 2017 and 2016.

See Note 9 of the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for information regarding our Income Taxes.

Liquidity, Capital Resources and Financial Position

As of the date of this filing, equity sales in 2018 from our New ATM agreement and the sale of our Series B Preferred Stock has provided significant cash flow to cover both our research and development expenses and corporate overhead expenses for the next 12 months. Our cash balance at December 31, 2017 totaled $4.5 million and our working capital totaled $3.9 million. As of March 14, 2018, our cash and cash equivalents balance was approximately $27 million.

From January 24, 2018 to March 2, 2018, the Company filed prospectus supplements to register additional sales under the New ATM in the aggregate amount of $22.6 million. We raised approximately $20 million under the New ATM from January 1, 2018 through the date of this 10-K filing.

On January 30, 2018, we closed on our offering of approximate $4 million of our Convertible Series B Preferred Stock.

The sales of Series B Preferred Stock and common stock under the New ATM have significantly improved our cash and working capital position to meet our cash requirements for the next 12 months from the date of this filing. We anticipate that we will need to raise additional capital to meet our working capital requirements and research and development goals in 2019.

The current primary future potential sources of cash available to us in 2018 are equity investments through our New ATM agreement, potential funding from other equity investors and potential funding from the Department of Energy, in which we intend to apply for later this year. We anticipate that our financing through the New ATM agreement in 2018 and other third parties will help us meet the U.S. Department of Energy’s (DOE) minimum cost-sharing requirements that typically range from 20% to 50% of the total project cost (i.e., a 25% to 100% match in Company’s cost-sharing contributions is required for each dollar of DOE funding) or even higher in some cases. This may enable us to apply for DOE funding that can be used toward development and/or regulatory licensing of our nuclear fuel. We have no debt or debt credit lines and we have financed our operations to date through our prior years’ consulting revenue and the sale of our common stock. Management believes that the funding amount from the New ATM agreement will be available as needed by the Company and that adverse market conditions in the Company’s common stock price and trading volume will not substantially impair the Company’s ability to raise capital through the New ATM if needed in the future.

Our current projected average monthly cash flow requirements for corporate overhead expenses, excluding our funding for research and development expenses which includes funding to our joint venture company Enfission, is anticipated to average in the range of approximately $400,000 to $500,000 per month for the next 12 months from the date of the filing of this report. We will be spending additional amounts for our research and development activities, including our work through Enfission, in the range of $10 million to $12 million (current funding commitment to Enfission at December 31, 2017 was approximately $3.3 million) for the next 12 months from the date of the filing of this report. We have the ability to delay incurring certain corporate overhead and research and development expenses in the next 12 months, which could reduce our cash flow requirements, if needed.

Short-Term and Long-Term Liquidity Sources

In addition to the New ATM financing and other potential funding discussed above, we may seek new financing or additional sources of capital, depending on the capital market conditions, over the next 12 months. There can be no assurance that some of these additional sources of capital will be made available to us. The primary potential sources of cash available to us are as follows:

1.	Equity investment from investors; and

2.

Strategic investment or cost-sharing contributions through funding from the Department of Energy, and/or other strategic parties, to support the remaining research and development activities required to further enhance and complete the development of our fuel products to a commercial stage.

In support of our long-term business plan with respect to our fuel technology business, we endeavor to create strategic alliances with other strategic parties during the next three years, to support the remaining research and development activities through Enfission, that is required to further enhance and complete the development of our fuel products to a commercial stage. We may be unable to form such strategic alliances on terms acceptable to us or at all.

We anticipate that we will need to raise additional capital, which may involve offerings of equity or debt securities, securing financing through one or more banks, entering into strategic alliances with other parties, and seeking potential funding from the Department of Energy, that we anticipate applying for later this year.

See Note 10 of the Notes to our financial statements included in Part II Item 8 of this Annual Report on Form 10-K for information regarding our New ATM financing.

The following table provides detailed information about our net cash flows for the years ended December 31, 2017 and 2016.

Cash Flow (in millions)

	Year Ended
	December 31,
	2017	2016
Net cash used in operating activities	$(5.0)	$(6.0)
Net cash used in investing activities	$(0.2)	$(0.2)
Net cash provided by financing activities	$6.1	$9.2
Net cash inflow	$0.9	$3.0

Operating Activities

The decrease in our cash used in operating activities in 2017 of $1.0 million was primarily due to the decrease in our revenue and operating expenses and the change in working capital items as explained below.

Cash used in operating activities in the year ended December 31, 2017, consisted of net loss adjusted for non-cash (income) expense items such as stock-based compensation, amortization of deferred financing costs and others, as well as the effect of changes in working capital. Cash used in operating activities in the year ended December 31, 2017 consisted of a net loss of $7.1 million and net adjustments to net loss for non-cash income items or a negative cash flow offset (decrease to cash flow used in operating activities) totaling $1.7 million, consisting of non-cash adjustments for stock-based compensation of $1.2 million and amortization of deferred financing cost of $0.5 million. Total cash used in operating working capital totaled $0.4 million. The cash used in operating working capital was due primarily to the decrease in deferred lease abandonment liability of $0.2 million; offset primarily by the decrease in accounts receivable of $0.4 million and the increase in accounts payable and accrued expenses of $0.2 million and due to the decrease in revenue.

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

Investing Activities

Net cash used by our investing activities for the year ended December 31, 2017, as compared to net cash used by our investing activities in 2016 was primarily the same due to our spending for patent application costs. These applications are filed for the new developments resulting from our research and development activities in our technology business segment. We anticipate these patent costs to increase in the future periods due to the continuing research and development work we plan to perform on our all-metal fuel design.

Financing Activities

Net cash provided by our financing activities for the year ended December 31, 2017, as compared to net cash provided by our financing activities for the year ended December 31, 2016 was a decrease of $3.1 million.

The decrease in our cash provided by our financing activities in 2017 of $3.1 million was primarily due to the decrease in the proceeds from the issuance of our Series A Preferred Stock of $2.8 million, a decrease in the proceeds from the issuance of our common stock through our equity purchase agreements with Aspire Capital and our ATM agreements of approximately $0.2 million and a decrease in the transfer of our restricted cash to our operating cash account of approximately $0.1 million.

Critical Accounting Policies and Estimates

The SEC issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” suggesting that companies provide additional disclosure and commentary on their most critical accounting policies. In Financial Reporting Release No. 60, the SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the following significant policies as critical to the understanding of our financial statements.

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

The stock-based compensation expense incurred by Lightbridge in connection with its employees is based on the employee model of ASC 718. Under ASC 718 employee is defined as “An individual over whom the grantor of a share-based compensation award exercises or has the right to exercise sufficient control to establish an employer-employee relationship based on common law as illustrated in case law and currently under US tax regulations.” Our consultants do not meet the employer-employee relationship as defined by the IRS and therefore stock-based compensation to them is accounted for under ASC 505-50. Under these requirements, stock-based compensation expense for non-employees is based on the fair value of the award on the measurement date which is the earlier of the date at which a commitment for performance by the counterparty to earn the equity instruments is reached (a performance commitment), or the date at which the counterparty’s performance is complete. For all service-based grants made, we recognize compensation cost under the straight-line method.

We measure the fair value of service-based stock options on the measurement date using the Black-Scholes option-pricing model which requires the use of several estimates, including:

•	the volatility of our stock price;
•	the expected life of the option;
•	risk free interest rates; and
•	expected dividend yield.

We use the historical volatility of our stock price over the number of years that matches the expected life of our stock option grants or we use the historical volatility of our stock price since January 5, 2006, the date we announced that we were becoming a public company, to estimate the future volatility of our stock. At this time, we do not believe that there is a better objective method to predict the future volatility of our stock. The expected life of options is based on internal studies of historical experience and projected exercise behavior. We estimate expected forfeitures of stock-based awards at the grant date and recognize compensation cost only for those awards expected to vest. The forfeiture assumption is ultimately adjusted to the actual forfeiture rate. Estimated forfeitures are reassessed in subsequent periods and may change based on new facts and circumstances. We utilize a risk-free interest rate, which is based on the yield of US treasury securities with a maturity equal to the expected life of the options. We have not and do not expect to pay dividends on our common shares for the foreseeable future.

We use the Monte Carlo valuation model to determine the fair value of market-based and performance-based stock options at the date of grant, which requires us to make assumptions for the expected term, volatility, dividend yield, risk-free interest rate and forfeiture rates. These assumptions are based on historical information and judgment regarding market factors and trends. If actual results differ from our assumptions and judgments used in estimating these factors, future adjustments to these estimates may be required.

Intangibles

As presented on the accompanying balance sheet, we had patents with a net book value of approximately $1.4 million and $1.2 million as of December 31, 2017 and December 31, 2016, respectively. There are many assumptions and estimates that may directly impact the results of impairment testing, including an estimate of future expected revenues, earnings and cash flows, and discount rates applied to such expected cash flows in order to estimate fair value. We have the ability to influence the outcome and ultimate results based on the assumptions and estimates we choose for testing. To mitigate undue influence, we set criteria that are reviewed and approved by various levels of management. The determination of whether or not intangible assets have become impaired involves a significant level of judgment in the assumptions.

Changes in our strategy or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets.

Warrant Financing Costs

On August 10, 2016 the Company entered into an option agreement with Aspire Capital whereby the Company had the right, at any time prior to December 31, 2019, to require Aspire Capital to enter into with the Company, up to two common stock purchase agreements each with a three-year term, with an aggregate amount under both purchase agreements combined not to exceed $20,000,000. The Company issued 500,000 warrants in connection with this option agreement and incurred a financing cost of approximately $1.6 million upon issuance. This financing cost, was valued using the Black-Scholes valuation method and was recorded as an asset, amortized over the three-year term.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS

The full text of our audited consolidated financial statements as of and for the years ended December 31, 2017 and 2016 begins on page 61 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements regarding accounting and financial disclosure matters with our independent certified public accountants.

ITEM 9A. CONTROLS AND PROCEDURES EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2017 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. Based on this assessment, management, with the participation of our Chief Executive Officer and Chief Financial Officer, determined that as of December 31, 2017, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

		Position with the
Name	Age	Lightbridge	Director Since
Seth Grae	55	President, CEO and Director	April 2006
Thomas Graham, Jr.	84	Chairman and Corporate Secretary	April 2006
Xingping Hou	57	Co-Chairman	August 2016
Victor E. Alessi	78	Director	August 2006
Kathleen Kennedy Townsend	66	Director	October 2013
Daniel B. Magraw	71	Director	October 2006
Linda Zwobota	67	Chief Financial Officer	-
Andrey Mushakov	41	Executive Vice President – International Nuclear Operations	-

Name	Position with the Company and Principal Occupations

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

Mr. Grae is a member of the Civil Nuclear Trade Advisory Committee to the U.S. Secretary of Commerce, the Nuclear Energy Institute’s Suppliers Advisory Committee, and the Dean’s Advisory Council at the Washington College of Law at American University. Mr. Grae has served as Vice Chair of the Governing Board of the Bulletin of the Atomic Scientists, as Co-Chair of the American Bar Association’s Arms Control and Disarmament Committee, and as a member of the Board of Directors of the Lawyers Alliance for World Security.

Thomas Graham, Jr.

Ambassador Graham became a director of the Company on April 2, 2006, and chairman of the Board on April 4, 2006. Ambassador Graham served as a member of the board of directors of Thorium Power, Inc., from 1997 until the merger with the Company. He is one of the world’s leading experts on nuclear non-proliferation and has served as a senior U.S. diplomat involved in the negotiation of every major international arms control and non-proliferation agreement involving the United States during the period from 1970 to 1997, including the Strategic Arms Limitations Talks (the Interim Agreement on Strategic Offensive Arms, the Anti- Ballistic Missile Treaty, and the Salt II Treaty), the Strategic Arms Reduction Talks (the Start I Treaty and the Start II Treaty), the Intermediate Nuclear Forces Treaty, the Nuclear Non- Proliferation Treaty Extension, the Conventional Armed Forces in Europe Treaty, and the Comprehensive Test Ban Treaty. In 1993, Ambassador Graham served as the Acting Director of the U.S. Arms Control and Disarmament Agency (ACDA), and for seven months in 1994 served as the Acting Deputy Director. From 1994 through 1997, he served as the Special Representative of the President of the United States for Arms Control, Non-Proliferation and Disarmament with the rank of Ambassador, and in this capacity successfully led U.S. government efforts to achieve the permanent extension of the Nuclear Non-Proliferation Treaty in 1995. He also served for 15 years as the general counsel of ACDA.

Ambassador Graham worked on the negotiation of the Chemical Weapons Convention and the Biological Weapons Convention. He drafted the implementing legislation for the Biological Weapons Convention and managed the Senate approval of the ratification of the Geneva Protocol banning the use in war of chemical and biological weapons. In 2009, Mr. Graham was appointed as a member of the International Advisory Board for the nuclear program of the United Arab Emirates. He is also Chairman of the Board of CanAlaska Uranium Ltd. of Vancouver, Canada (TSX: CVV), a uranium exploration company. Ambassador Graham received an A.B. in 1955 from Princeton University and a J.D. in 1961 from Harvard Law School. He is a member of the Kentucky, the District of Columbia and the New York Bar Associations and is a member of the Council on Foreign Relations. He chaired the Committee on Arms Control and Disarmament of the American Bar Association from 1986-1994. Ambassador Graham received the Trainor Award for Distinction in Diplomacy from Georgetown University in 1995 and the World Order Under Law award from the International Law Section of the American Bar Association in 2007. He has taught at a number of universities as an adjunct professor including the University of Virginia Law School, Georgetown University Law Center, Georgetown University School of Foreign Service, the University of Washington, the University of Tennessee, Stanford University, and Oregon State University. He has published seven books, the most recent non-fiction book being Unending Crisis in 2012 as well as an historical novel, Sapphire, A Tale of the Cold War, in 2014. Ambassador Graham plans to publish two books in the fall of 2017, “The Alternate route: Nuclear Weapon Free Zones”, and “Seeing the light, the Case for Nuclear Power in the 21st Century”.

Xingping Hou

Mr. Xingping Hou joined the Company’s Board of Directors as co-Chairman on August 2, 2016. Mr. Hou is the founder and has served as Chairman of the Board, Chief Executive Officer and President of General Agriculture Corporation, one of China’s largest orange producers, since July 2012. Mr. Hou has also served as the Chairman of the Board for each of General Red Industry Group Co., Ltd. and Shaanxi General Red Agricultural Development Co., Ltd. since May 2010 and October 2010, respectively. Mr. Hou has also served as a director of Hua Mei Investments Limited and Han Glory International Limited since April 2011. Mr. Hou brings international expertise and experience to the Board.

Victor E. Alessi

Dr. Alessi became a director of the Company on August 23, 2006. Dr. Alessi, who holds a Ph.D. in nuclear physics, is President Emeritus of the United States Industry Coalition (“USIC”), an organization dedicated to facilitating the commercialization of technologies of the New Independent States (“NIS”) of the former Soviet Union through cooperation with its members. He has held such position since August 1, 2006. Prior to becoming President Emeritus, Dr. Alessi held the positions of CEO and President of USIC since 1999. Previously, he was President of DynMeridian, a subsidiary of DynCorp, specializing in arms control, non-proliferation, and international security affairs. Before joining DynMeridian in early 1996, Dr. Alessi was the Executive Assistant to the Director, U.S. Arms Control and Disarmament Agency (“ACDA”). At ACDA he resolved inter-bureau disputes and advised the director on all arms control and non-proliferation issues. Dr. Alessi served as Director of the Office of Arms Control and Non-proliferation in the Department of Energy (“DOE”) prior to his work at ACDA, overseeing all DOE arms control and non-proliferation activities. As a senior DOE representative, Dr. Alessi participated in U.S. efforts that led to successful conclusion of the Intermediate Nuclear Forces (INF), Conventional Forces in Europe, Threshold Test Ban, Peaceful Nuclear Explosions, Open Skies, Strategic Arms Reductions Talks Treaties and the Chemical Weapons Convention. In this role, he was instrumental in implementing the U.S. unilateral nuclear initiative in 1991 and was a member of the U.S. delegation discussing nuclear disarmament with Russia and other states of the former Soviet Union. He was in charge of DOE’s support to the U.N. Special Commission on Iraq, to the Nunn-Lugar Initiative, and represented DOE in discussions on the Comprehensive Test Ban (“CTB”) with the other nuclear weapons states before the CTB negotiations began in Geneva in 1994. Dr. Alessi served as the U.S. board member to the International Science and Technology Center in Moscow since its founding in 1992 until 2011. He is also the former U.S. board member to the Science and Technology Center in Ukraine. Dr. Alessi is a 1963 graduate of Fordham University, where he also earned a licentiate in Philosophy (Ph.L.) in 1964. He studied nuclear physics at Georgetown University, receiving his M.S. in 1968 and Ph.D. in 1969.

Kathleen Kennedy Townsend

Ms. Townsend became a director of the Company in October 2013. Ms. Townsend has a long history of accomplishment in the public arena, and for the last decade in the private sector. She has been a Managing Director at the Rock Creek Group, an investment management company, since 2007. Ms. Townsend also serves on the board of directors for the Pension Rights Center (a nonprofit consumer advocacy organization), NewTower Trust Company (a non-depository trust company that provides fiduciary and trustee services to the Multi-Employer Property Trust (MEPT), an open-end commingled real estate equity fund), and CanAlaska Uranium Ltd. (TSX: CVV) (a Canadian uranium exploration company).

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

Prior to serving at the Department of Justice, Ms. Townsend spent seven years as the founder and director of the Maryland Student Service Alliance where she led the fight to make Maryland the first-and only-state to make service a graduation requirement.

She has been appointed Special Advisor at the Department of State, and a Research Professor at the McCourt School of Public Policy at Georgetown University, where she focuses on retirement security. She is a Woodrow Wilson Fellow. She taught foreign policy at the University of Pennsylvania and the University of Maryland, Baltimore County and has been a visiting Fellow at the Kennedy School of Government at Harvard. In the mid-1980s, she founded the Robert F. Kennedy Human Rights Award.

She chairs the Center for Popular Democracy which builds the strength and capacity of democratic organizations. Ms. Townsend is also a member of the Council of Foreign Relations and the Inter-American Dialogue. For the last eight years she has been Vice-Chair of the Future of Science conference held in Venice Italy and for the last four years Vice-Chair of Science for Peace held in Milan.

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

Ms. Townsend’s book, Failing America’s Faithful: How Today’s Churches Mixed God with Politics and Lost Their Way was published by Warner Books in March 2007.

Daniel B. Magraw

Mr. Magraw became a director of the Company on October 23, 2006. Mr. Magraw is a leading expert on international environmental law and policy, as well as on international human rights. Mr. Magraw is a Senior Fellow and Professorial Lecturer at the Foreign Policy Institute at Johns Hopkins School of Advanced International Studies (SAIS) and President Emeritus of the Center for International Environmental Law (CIEL). Mr. Magraw was the President and CEO of CIEL from 2002- 2010. From 1992-2001, he was Director of the International Environmental Law Office of the U.S. Environmental Protection Agency, during which time he also served at the White House (2000-2001) and as Acting Assistant Administrator of the EPA’s Office of International Activities. He was a member of the Trade and Environment Policy Advisory Committee to the Office of the U.S. Trade Representative (TEPAC) from 2002-2010, chairs the American Bar Association (ABA) Section of International Law’s Task Force on Carta de Foresta, serves as a consultant to the United Nations, was a member of the U.S. Department of State Study Group on International Business Transactions, and was Chair of the 15,000-member Section of International Law and Practice of the ABA. He practiced international law, constitutional law, and bankruptcy law at Covington & Burling in Washington, DC from 1978-1983. Mr. Magraw is a widely-published author in the field of international law and has received many awards. He graduated from Harvard University with High Honors in Economics, where he was student body president, and from the University of California, Berkeley Law School, where he was Editor-in-Chief of the Law Review. While working as an economist for the Peace Corps in India from 1968 to 1972, Mr. Magraw helped develop and managed the largest and most successful cooperative of its type (wholesale, retail, furniture manufacturing and food processing) in India. In 1996, Mr. Magraw became a member of the board of directors of Thorium Power, Inc., which is now a wholly-owned subsidiary of the Company.

Linda Zwobota

Ms. Zwobota was appointed the Chief Financial Officer of the Company on March 25, 2015, after having served as interim Chief Financial Officer since November 2014. Prior to that appointment, Ms. Zwobota served as the Company’s Controller, a position she held since October 2009, when she joined the Company.

From May 2000 until October 2009, Ms. Zwobota held the position of Associate at Resources Global Professionals (“RGP”), a consulting firm, where she provided RGP clients with a broad range of services, including accounting, regulatory reporting, internal audit, and IT system support. Prior to joining RGP, from 1999 to May 2000, Ms. Zwobota held the position of Senior Internal Auditor for BAA, USA, Inc., a subsidiary of BAA plc, a developer and manager of retail, food and beverage concessions at airports. Ms. Zwobota performed high-level, risk-based audits of BAA plc’s investments in North America, including World Duty Free Americas, World Duty Free Inflight, airport and retail operations, and development activities. Prior to joining BAA, USA, Inc., from 1997 through 1999, Ms. Zwobota was the Revenue Accounting Manager for World Duty Free, another BAA plc company with global operations, sales of $43 million denominated in 54 different currencies worldwide, servicing 23 airline concessions, at 31 stations in 18 countries. From 1992-1997, Ms. Zwobota worked at a subsidiary of Wartsila, a global power solutions company, as a Senior Accountant and as the Assistant Treasurer. Ms. Zwobota earned a Bachelor’s Degree from the University of Maryland, College Park. She has been a certified public accountant since November 1991 and a Certified Internal Auditor (CIA®) since May 1999.

Andrey Mushakov

Dr. Mushakov oversees the nuclear fuel technology division of Lightbridge Corporation and is an expert in cost modeling and the economics of the nuclear fuel cycle. He has been with Lightbridge since 2000, and in 2006 he was named executive vice president for international nuclear operations.

In 2009, Dr. Mushakov led Lightbridge’s efforts to establish its Russian Branch Office in Moscow and oversaw its successful operation from 2009 to 2014 when Lightbridge made a decision to move its critical path fuel development and demonstration activities out of Russia due to increased political risk. In 2014-2015, Dr. Mushakov spearheaded an effort within Lightbridge to establish cooperation agreements with Canadian Nuclear Laboratories in Canada, BWXT in the United States, and the Institute for Energy Technology in Norway.

In 2016-2017, Dr. Mushakov led a successful negotiating team effort to establish Lightbridge’s first commercial arrangement with a major nuclear fuel vendor via formation of a 50-50 US-based joint venture company, Enfission LLC, between Lightbridge and Framatome, Inc.

Dr. Mushakov has been a featured speaker at international conferences and panels on nuclear fuel technology, including the Wharton Energy Conference and the World Nuclear Fuel Cycle Conference.

He earned a Ph.D. in economics from St. Petersburg State University of Economics and Finance, an M.S. degree in management from Hult International Business School, and a B.S. degree in banking and finance from the Financial University under the Government of the Russian Federation.

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

Involvement in Certain Legal Proceedings

To the best of our knowledge, there is no involvement in legal proceedings during the past ten years that is required to be disclosed pursuant to Regulation S-K 401(f).

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

Qualifications for All Directors

In its assessment of each potential candidate, including those recommended by stockholders, the Governance and Nominating Committee considers the nominee’s judgment, integrity, experience, independence, understanding of the Company’s business or other related industries and such other factors the Governance and Nominating Committee determines are pertinent in light of the current needs of the Board. The Governance and Nominating Committee also takes into account the ability of a director to devote the time and effort necessary to fulfill his or her responsibilities to the Company.

The Board and the Governance and Nominating Committee require that each director be a recognized person of high integrity with a proven record of success in his or her field. Each director must demonstrate innovative thinking, familiarity with and respect for corporate governance requirements and practices, an appreciation of multiple cultures and a commitment to sustainability and to dealing responsibly with social issues. In addition to the qualifications required of all directors, the Board assesses intangible qualities including the individual’s ability to ask difficult questions and, simultaneously, to work collegially.

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

Qualifications, Attributes, Skills and Experience to be Represented on the Board as a Whole

The Board has identified particular qualifications, attributes, skills and experience that are important to be represented on the Board as a whole, in light of the Company’s current needs and business priorities. The Company’s services are performed in various countries around the world and significant areas of future growth are located outside of the United States. The Company’s business is truly global and multicultural. Therefore, the Board believes that international experience or specific knowledge of key geographic growth areas and diversity of professional experiences should be represented on the Board. The Company’s business is multifaceted and involves complex financial transactions in various countries. Therefore, the Board believes that the Board should include some directors with a high level of financial literacy and some directors who possess relevant business experience as a chief executive officer or president. Our business involves complex technologies in a highly specialized industry. Therefore, the Board believes that extensive knowledge of the Company’s business and the nuclear industry should be represented on the Board. The Company’s business also requires compliance with a variety of regulatory requirements across a number of countries and relationships with various governmental entities. Therefore, the Board believes that governmental, political or diplomatic expertise should be represented on the Board.

Summary of Qualifications of Directors

Set forth below are the specific qualifications, attributes, skills and experiences of our directors.

Seth Grae

Mr. Grae’s service as the Company’s President and Chief Executive Officer and his extensive experience in the nuclear industry provide valuable insight to the Board about the Company and the nuclear industry more generally.

Thomas Graham, Jr.

Mr. Graham’s service as the Company’s chairman of the board, his experience as chairman of the board of several other companies, his extensive experience and knowledge related to nuclear non-proliferation, his knowledge of international law, and his experience as a senior US diplomat provide valuable insight to the Board about the Company, and about nuclear policy and international law more generally.

Xingping Hou

Mr. Hou’s significant experience in complex international enterprises provides valuable insight to the Board about international operations and financial and strategic planning.

Victor E. Alessi

Dr. Alessi’s service as a director of the Company since August 2006, his expertise in nuclear physics, his experience as the president of a large organization, his technological experience, his work on nuclear non-proliferation and policy, his experience with government entities both within the US and internationally, and his experience working as a senior DOE official provide valuable insight to the Board about the Company, and about nuclear policy, organizational strategy and compliance more generally.

Kathleen Kennedy Townsend

Ms. Townsend brings a long history of accomplishments in the public and private sectors that demonstrate her high level of financial literacy, her experience as a director, her risk oversight and management expertise, as well as her experience in the political arena which provide valuable insights to the board related to financial performance, the understanding of financial statements, and compliance provide valuable insight to the Board about the Company, and about financial performance and controls more generally.

Daniel B. Magraw

Mr. Magraw’s experience as a director of the Company since October 2006, his expertise on international environmental law and policy and international business law, as well as his long history of leadership roles provide valuable insight to the Board about the Company, and about nuclear policy and international law more generally.

CORPORATE GOVERNANCE

Our current corporate governance practices and policies are designed to promote stockholder value. We are committed to the highest standards of corporate ethics and diligent compliance with financial accounting and reporting rules. Our Board provides independent leadership in the exercise of its responsibilities. Our management oversees a system of internal controls and compliance with corporate policies and applicable laws and regulations, and our employees operate in a climate of responsibility, candor and integrity.

Corporate Governance Guidelines

We and our Board are committed to high standards of corporate governance as an important component in building and maintaining stockholder value. To this end, we regularly review our corporate governance policies and practices to ensure that they are consistent with the high standards of other companies. We also closely monitor guidance issued or proposed by the SEC and the provisions of the Sarbanes-Oxley Act, as well as the emerging best practices of other companies. The current corporate governance guidelines are available on the Company’s website www.ltbridge.com. Printed copies of our corporate governance guidelines may be obtained, without charge, by contacting the Corporate Secretary, Lightbridge Corporation, 11710 Plaza America Drive, Suite 2000, Reston, VA 20190 USA.

The Board and Committees of the Board

The Company is governed by the Board that currently consists of six members: Seth Grae, Thomas Graham, Xingping Hou, Victor Alessi, Kathleen Kennedy Townsend and Daniel Magraw. The Board has established four Committees: the Audit Committee, the Compensation Committee, the Nominating and Governance Committee and the Executive Committee. Each of the Audit Committee, Compensation Committee and Nominating and Governance Committee are comprised entirely of independent directors. From time to time, the Board may establish other committees. The Board met five times in 2017. The Board has adopted a written charter for each of its committees which are available on the Company’s website www.ltbridge.com. Printed copies of these charters may be obtained, without charge, by contacting the Corporate Secretary, Lightbridge Corporation, 11710 Plaza America Drive, Suite 2000, Reston, VA 20190 USA. Each director attended at least 75% of all meetings of the Board of Directors and each committee on which he or she served during 2017, other than Mr. Hou, who did not attend board meetings in 2017.

Governance Structure

The Company has chosen to separate the roles of the Chairman of the Board and the Chief Executive Officer, though our current Chairman, Thomas Graham, Jr., is a member of the Company’s executive management. We have chosen to implement such a governance structure to allow our Chief Executive Officer the ability to focus the majority of his time and efforts on the day-to-day operations of the Company. We believe that this governance structure has served the Company’s stockholders well over the years. In addition, beginning in August 2016, the Board appointed Mr. Hou as co-Chairman of the Board.

We encourage our stockholders to learn more about our Company’s governance practices at our website, www.ltbridge.com.

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

The Board implements its risk oversight function both as a whole and through committees. Much of the work is delegated to various committees, which meet regularly and report back to the full Board. All committees play significant roles in carrying out the risk oversight function. In particular:

•	The Audit Committee oversees risks related to the Company’s financial statements, the financial reporting process, accounting and legal matters. The Audit Committee oversees the internal audit function and the Company’s ethics programs, including the Code of Business Conduct and Ethics. The Audit Committee members meet separately with representatives of the independent auditing firm.

•	The Compensation Committee evaluates the risks and rewards associated with the Company’s compensation philosophy and programs. The Compensation Committee reviews and approves compensation programs with features that mitigate risk without diminishing the incentive nature of the compensation. Management discusses with the Compensation Committee the procedures that have been put in place to identify and mitigate potential risks in compensation.

Audit Committee

Our Audit Committee consists of Mr. Alessi, Mr. Magraw and Ms. Townsend, each of whom is “independent” as that term is defined under the Nasdaq listing standards. The Audit Committee oversees our accounting and financial reporting processes and the audits of the financial statements of the Company. Ms. Townsend is chair of the Audit Committee and a financial expert as that term is defined by the applicable SEC rules. The Audit Committee is responsible for, among other things:

•	selecting our independent auditors and pre-approving all auditing and non-auditing services permitted to be performed by our independent auditors;

•	reviewing with our independent auditors any audit problems or difficulties and management’s response;

•	reviewing and approving all proposed related-party transactions, as defined in Item 404 of Regulation S- K under the Securities Act of 1933, as amended;

•	discussing the annual audited financial statements with management and our independent auditors;

•	reviewing major issues as to the adequacy of our internal controls and any special audit steps adopted in light of significant internal control deficiencies;

•	annually reviewing and reassessing the adequacy of our Audit Committee charter;

•	meeting separately and periodically with management and our internal and independent auditors;

•	reporting regularly to the full Board; and

•	such other matters that are specifically delegated to our Audit Committee by our Board from time to time.

The Audit Committee met five times during 2017.

Compensation Committee

Our Compensation Committee consists of Mr. Alessi, Mr. Magraw and Ms. Townsend, each of whom is “independent” as that term is defined under the Nasdaq listing standards. Our Compensation Committee assists the Board in reviewing and approving the compensation structure of our directors and executive officers, including all forms of compensation to be provided to our directors and executive officers. Our Chief Executive Officer and Chief Financial Officer may not be present at any committee meeting during which his or her compensation is deliberated. The Compensation Committee is responsible for, among other things:

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

Under its charter, the Compensation Committee has sole authority to retain and terminate outside counsel, compensation consultants retained to assist the Compensation Committee in determining the compensation of the Chief Executive Officer or senior executive officers, or other experts or consultants, as it deems appropriate, including sole authority to approve the firms’ fees and other retention terms. The Compensation Committee may also form and delegate authority to subcommittees and may delegate authority to one or more designated members of the Compensation Committee. The Compensation Committee may from time to time seek recommendations from the executive officers of the Company regarding matters under the purview of the Compensation Committee, though the authority to act on such recommendations rests solely with the Compensation Committee.

The Compensation Committee met four times during 2017.

Governance and Nominating Committee

Our Governance and Nominating Committee consists of Mr. Alessi, Mr. Magraw and Ms. Townsend, each of whom is “independent” as that term is defined under the Nasdaq listing standards. The Governance and Nominating Committee assists the Board of Directors in identifying individuals qualified to become our directors and in determining the composition of the Board and its committees. The Governance and Nominating Committee is responsible for, among other things:

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

Lightbridge Corporation 11710 Plaza America Drive, Suite 2000 Reston, VA 20190 Attention: Corporate Secretary

by calling our Corporate Secretary, at 571-730-1200.

The Governance and Nominating Committee met two times during 2017.

Executive Committee

Our Executive Committee consists of Messrs. Alessi, Grae and Graham. The Executive Committee of the Company exercises the power of the Board between regular meetings of the Board and when timing is critical. The Executive Committee also assists the Board in fulfilling its oversight responsibility with respect to management-level staff, outside service providers and third-party vendors.

Code of Ethics

The Board has adopted a Code of Business Conduct and Ethics that applies to the Company’s directors, officers and employees. A copy of this policy is available via our website at http://ir.ltbridge.com/corporate-governance.cfm. Printed copies of our Code of Business Conduct and Ethics may be obtained, without charge, by contacting the Corporate Secretary, Lightbridge Corporation, 11710 Plaza America Drive, Suite 2000, Reston, VA 20190 USA. During the fiscal year ended December 31, 2016, there were no waivers of our Code of Business Conduct and Ethics.

Stockholder Communication with the Board of Directors

Stockholders may communicate with the Board, including non-management directors, by sending a letter to our Board, c/o Corporate Secretary, Lightbridge Corporation, 11710 Plaza America Drive, Suite 2000, Reston, VA 20190 USA for submission to the Board or committee or to any specific director to whom the correspondence is directed. Stockholders communicating through this means should include with the correspondence evidence, such as documentation from a brokerage firm, that the sender is a current record or beneficial stockholder of the Company. All communications received as set forth above will be opened by the Corporate Secretary or his designee for the sole purpose of determining whether the contents contain a message to one or more of our directors. Any contents that are not advertising materials, promotions of a product or service, patently offensive materials or matters deemed, using reasonable judgment, inappropriate for the Board will be forwarded promptly to the chairman of the Board, the appropriate committee or the specific director, as applicable.

Section 16(a) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, executive officers and persons beneficially owning more than 10% of our common stock must report their initial ownership of our common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC and written representations of our directors and executive officers, we believe that all persons subject to such reporting requirements filed all required reports on a timely basis in 2017, except for Form 4 filings for Messrs. Mushakov, Grae, Alessi, Magraw and Graham and Mses. Zwobota and Townsend, which was each due on October 30, 2017 but was each filed on November 2, 2017.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

In this section, we discuss our compensation philosophy and describe the compensation program for our senior executives. We also explain how the Compensation Committee determines compensation for our senior executives and its rationale for specific 2017 decisions. In addition, we discuss numerous changes the Committee has made to our program over the past several years to advance its fundamental objective: aligning our executive compensation with the long-term interests of our stockholders.

The Compensation Discussion and Analysis describes the compensation of the following named executive officers (“NEOs”):

Name	Title

Seth Grae	Chief Executive Officer, President and Director

Andrey Mushakov	Executive Vice President for International Nuclear Operations

Linda Zwobota	Chief Financial Officer

Executive Summary

Our executive compensation program is designed to attract and retain qualified management personnel, to align our management’s interests with that of our stockholders, and to reward exceptional organizational and individual performance. Performance of our executives is evaluated based on financial and non-financial goals that balance achievement of short-terms goals related to the continued development of the Company’s fuel technology and business and long-term goals that seek to maximize stockholder value.

2017 Compensation Highlights

Following our 2017 say-on-pay vote:

•	We have expanded disclosure concerning our executive compensation decisions, including by including this Compensation Discussion and Analysis in the proxy statement. While the Company is not required to include this disclosure so long as it qualifies as a “smaller reporting company” under SEC rules, we believe expanding our disclosure is important for our stockholders to better understand the basis for our compensation decisions.

•	In keeping with the decision of the Compensation Committee in October 2017, approximately 65% of our grants to employees and consultants only vested upon the meeting of specified performance goals.

•	To preserve cash, the Compensation Committee approved the payment of approximately 55% of 2017 short-term incentive bonuses in the form of stock options, rather than cash. This reflects the Compensation Committee’s continued belief that equity awards should form a significant portion of executive compensation, particularly in light of many of the existing option grants held by management having exercise prices significantly above the Company’s stock price.

•	Most employees received a modest 3% increase to base salary in 2017, with our CFO, Linda Zwobota, receiving a 6% increase to bring her salary within a competitive range of peer companies as determined by an independent compensation consultant retained by the Compensation Committee.

2017 Accomplishments

The Company achieved significant strategic goals during 2017 including, without limitation:

•	Framatome Joint Venture. In January 2018, Lightbridge Corporation and Framatome Inc. (formerly AREVA) finalized and launched Enfission LLC, a 50-50 joint venture company to develop, license and sell nuclear fuel assemblies based on Lightbridge-designed metallic fuel technology and other advanced nuclear fuel intellectual property. The joint venture Enfission LLC is a Delaware-based limited liability company that was formed on January 24, 2018. The Company has a 50% interest in Enfission LLC and it will be accounted for using the equity method of accounting due to both joint venture partners having shared power to direct the activities of this variable interest entity that most significantly impact the entity’s economic performance.

•	Capital Raises. The Company raised approximately $6 million over the course of 2017 and approximately $25 million of funding in 2018 as of the date of this 10-K filing, funding the Company’s continued research into its nuclear fuel technology and providing capital into 2018 and beyond.

Philosophy and Objectives of Our Compensation Program

Our compensation program is centered around a philosophy that focuses on management retention, alignment of interests between management and the stockholders and pay-for-performance compensation. We believe this philosophy allows us to compensate our NEOs competitively, while simultaneously ensuring continued development and achievement of key business strategy goals. The Compensation Committee firmly believes that our pay-for-performance philosophy should recognize both short- and long-term performance and should include both cash and equity compensation arrangements that are supported by strong corporate governance, including active and effective oversight by the Compensation Committee.

To that end, we have implemented the following policies and practices:

•	Significant “At-Risk” Compensation. A significant portion of NEO compensation is based on each NEO’s individual performance and the performance of the Company. Approximately 40% of NEO compensation in 2016 was performance-based, as well as approximately 45% of 2017 compensation.

•	Short-Term Incentive Compensation. The short-term incentive compensation component of our compensation program includes an annual bonus, payable in cash and/or equity awards, upon the achievement of specific planned performance goals. Such bonus serves as a vehicle for retention and allows us to deliver competitive compensation tied to performance.

•	Long-Term Incentive Compensation. The long-term incentive compensation component of our compensation program consists of stock options tied to continued service that vest over multiple years.

•	Fixed Compensation. The fixed compensation elements of our compensation program include a base salary and retirement, health and welfare benefits.

•	No Perquisites. We do not provide any perquisites, whether cash or otherwise, to our NEOs.

Philosophy and Objectives of Our Compensation Plan

The Compensation Committee has outlined the following objectives for compensation of our NEOs and considers such objectives in making compensation decisions:

Objective	Description
Attraction and Retention

We provide competitive compensation to our NEOs and tie a significant portion of compensation to time-based vesting requirements, helping to ensure that we can continue to attract key management personnel and retain such personnel.

Pay for Performance	A significant portion of each NEO’s compensation is “at-risk” or variable, based on our performance and stock price.

Pay Mix	We use a variety of fixed-pay and incentive compensation forms, including cash, stock and options.

Competitive Packages	We evaluate our compensation program in an effort to provide a competitive compensation package to each NEO that takes into account their responsibilities, performance and organization.

How Executive Compensation is Determined

Role of the Compensation Committee

The Compensation Committee of the Board oversees the Company’s executive compensation programs. Additionally, the Compensation Committee is charged with the review and approval of all annual compensation decisions relating to the NEOs and the Company’s other officers.

The Compensation Committee is composed entirely of independent, non-management members of the Board. Each member of the Compensation Committee is both a “non-employee director” within the meaning of Rule 16b-3 of the Exchange Act, and an “outside director” within the meaning of Section 162(m) of the Internal Revenue Code. No Compensation Committee member participates in any of the Company’s employee compensation programs. Each year the Company reviews any and all relationships that each director has with the Company, and the Board of Directors subsequently reviews these findings. The responsibilities of the Compensation Committee, as stated in its charter, include the following:

•	review and make such recommendations to the Board of Directors as the Compensation Committee deems advisable with regard to all incentive-based compensation plans and equity-based plans;

•	review and approve the corporate goals and objectives that may be relevant to the compensation of the Company’s NEOs;

•	evaluate the performance of the NEOs in light of the goals and objectives that were set and determine and approve the compensation of the NEOs based on such evaluation; and

•	review and approve the recommendations of the CEO with regard to the compensation of all officers of the Company other than the CEO.

Role of Compensation Consultant

Pursuant to its charter, the Compensation Committee is authorized to engage, retain and terminate any consultant, as well as approve the consultant’s fees, scope of work and other terms of retention. For both 2016 and 2017, the Committee retained Pay Governance LLC as its independent advisor. Pay Governance advises and consults with the Committee on compensation issues and the composition of the Company’s peer group, and keeps the Committee apprised of competitive practices related to executive compensation. Pay Governance assisted the Committee in the design, structure and implementation of the current annual executive compensation program, and, at the direction of the Committee, compensation levels, trends and practices. Pay Governance does not determine the exact amount or form of executive compensation for any executive officers. Pay Governance reports directly to the Committee, and a representative of Pay Governance, when requested, attends meetings of the Committee, is available to participate in executive sessions and communicates directly with the Committee Chair or its members outside of meetings. Pay Governance does no other work for the Company.

Role of Management

The Compensation Committee considers input from the CEO when making executive compensation decisions for the other officers and employees of the Company. The CEO’s input is useful because the CEO reviews and observes the performance of the officers and employees at the Company. The Compensation Committee and Board of Directors determine the compensation of the CEO without any management input.

Performance Goals

The Compensation Committee believes that a significant portion of each NEO’s compensation should be tied to the Company’s performance. The Company measures performance based on certain operational and financial objectives. Performance goals have changed from time to time and will continue to change as the condition of the Company and its fuel technology evolve.

Peer Group Analysis

The Company has historically evaluated its compensation program against the programs at other companies in order to ensure its compensation program is competitive. With the assistance of Pay Governance, the peer companies were selected based on (i) revenue scope within a reasonable range, (ii) market capitalization within a reasonable range of the Company’s market capitalization, and (iii) companies focused on technologies and services with potential environmental applications. In 2016, the peer group consisted of:

Arrowhead Research	Ecology and Environment

Maxwell Technologies	Perma-Fix Environmental Services

Research Frontiers	Sooner Holdings

Spherix Inc.	TRC Companies

US Ecology	Gevo

PharmAthene	GSE Systems, Inc.

Superconductor Technologies

The Company traditionally targeted all elements of its compensation programs to provide a competitive compensation opportunity at the median range of companies whose compensation is used in our peer group.

Executive Compensation Elements

Overview and Compensation Mix

The following table illustrates the principal elements of the Company’s executive compensation program, each of which is evaluated and update on an annual basis by the Compensation Committee:

Pay Element	Characteristics	Primary Objective

Base Salary	Annual fixed cash compensation	Attract and retain qualified and high performing executives

Short-Term Incentive Compensation	Annual performance-based bonus payable in cash or equity awards	Incentivize our NEOs to achieve short-term goals

Long-Term Incentive Compensation	Stock options	Retain our NEOs and align their interests with the interests of our stockholders

In addition to the above-mentioned elements, the Company also provides a retirement, health and welfare benefit component to the executive compensation program.

The 2016 and 2017 compensation mix for the Company’s NEOs demonstrates the Company’s philosophy regarding significant long-term and performance-based compensation. The following is a summary of the components of the compensation policy for the Company’s NEOs.

Fixed Compensation

Base Salary. The Compensation Committee establishes base salaries for our executives based on the scope of their responsibilities and takes into account competitive market compensation paid by comparable companies. The Company believes that a competitive compensation program will enhance its ability to attract and retain senior executives. In each case, the Compensation Committee takes into account each officer’s (i) current and prior compensation, (ii) scope of responsibilities, (iii) experience, (iv) comparable market salaries and (v) the Company’s achievement of performance goals (both financial and non-financial). The Compensation Committee also (i) has the opportunity to meet with the officers at various times during the year, which allows the Compensation Committee to form its own assessment of each individual’s performance and (ii) reviews reports of the CEO presented to the Compensation Committee, evaluating each of the other officers, including a review of their contributions and performance over the past year, strengths, weaknesses, development plans and succession potential.

In November 2017, after taking into account the above-mentioned factors, historical base salaries, the performance of the NEOs and the Company’s need to preserve capital, the Compensation Committee approved a 3% increase in the base salaries of Mr. Grae and Mr. Mushakov and a 6% increase in the base salary of Ms. Zwobota, as follows:

Name	Title	2017 Base Salary	2018 Base Salary
Seth Grae	Chief Executive Officer, President and Director	$445,891	$459,268
Linda Zwobota	Chief Financial Officer	$197,006	$208,826
Andrey Mushakov	Executive Vice President – International Nuclear Operations	$278,100	$286,443

For more information about the 2017 base salaries for each of our NEOs, please see the 2017 Summary Compensation Table below.

Retirement, Health and Welfare Benefits

The Company offers a variety of health and welfare and retirement programs to all eligible employees. The NEOs generally are eligible for the same benefit programs on the same basis as the rest of the Company’s employees. The Company’s health and welfare programs include medical, dental and vision. In addition to the foregoing, the NEOs are eligible to participate in a defined contribution profit sharing plan (the “401(k)”) that is administered by a committee of trustees appointed by the Company. Substantially all employees are eligible to participate in the 401(k) plan. The Company did not make matching contributions in 2016 or 2017.

Perquisites

We do not provide any perquisites, whether cash or otherwise, to our NEOs. We feel that our executive compensation program, particularly given the Company’s capital needs, provides our NEOs with competitive compensation such that we do not need to provide any perquisites to achieve the goals of our executive compensation program.

Short-Term Incentive Compensation

The Compensation Committee has established a short-term incentive (STI) program pursuant to which each of the NEOs could earn a cash or stock-based bonus on the achievement of individualized or Company-wide performance expectations. The target value of the award was established at 50% of base salary in the case of Mr. Grae, 40% of base salary in the case of Ms. Zwobota and 50% of base salary in the case of Mr. Mushakov.

“Say-on-Pay” Stockholder Vote

In 2017, as in prior years, we sought an advisory vote from our stockholders regarding our executive compensation program and received approximately 79% support.

Target Total Direct Compensation for Fiscal 2018

No substantial changes to the Company’s compensation programs are currently envisioned for 2018. The target compensation packages for our NEOs will continue to be comprised of base salary and, subject to Compensation Committee approval, a performance-based annual incentive plan pursuant to the STI program and stock options under the LTI program. Base salaries have been positioned to reflect job content and competitive pay practices, as discussed above.

Employment Agreements and Other Arrangements

Seth Grae. On February 14, 2006, the Company entered into an employment agreement with Seth Grae. Mr. Grae received a base salary under the agreement, which is currently set at $459,268 annually. Mr. Grae is also eligible to receive raises and discretionary bonuses, as well as stock based compensation over the term of the agreement. Upon termination by the Company other than for cause, Mr. Grae will receive severance payments equal to his base salary at the time of termination for twelve months, payable in installments in accordance with the Company’s normal payroll practices.

Linda Zwobota. On November 26, 2014, Ms. Zwobota agreed to assume the role of interim Chief Financial Officer of the Company. Prior to that appointment, Ms. Zwobota served as the Company’s Controller, a position she held since October 2009, when she joined the Company. In 2015, the Board appointed Ms. Zwobota as Chief Financial Officer of the Company. Ms. Zwobota does not have an employment agreement with the Company and is employed at-will. She currently receives annual base compensation of $208,826.

Andrey Mushakov. On July 27, 2006, the Company entered into an employment agreement with Mr. Mushakov. Mr. Mushakov received a base salary under the agreement, which is current set at $286,443 annually. Mr. Mushakov is also eligible to receive raises and discretionary bonuses, as well as stock based compensation over the term of the agreement. Upon termination by the Company, Mr. Mushakov will receive severance payments equal to his base salary at the time of termination for six months, payable in installments in accordance with the Company’s normal payroll practices.

Report of the Compensation Committee

The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management, and based on review and discussions, the Compensation Committee recommended to the Board the Compensation Discussion and Analysis be included in this proxy statement.

Members of the Compensation Committee:

Victor E. Alessi
Daniel B. Magraw
Kathleen Kennedy Townsend

2017 Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our NEOs for services rendered in all capacities during the noted periods.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Option Awards ($)(2)	Total ($)
Seth Grae	2017	449,235	111,473	372,932	933,640
CEO, President and Director	2016	435,069	189,396	227,275	851,740

Linda Zwobota	2017	199,961	39,401	156,025	395,387
CFO	2016	189,188	56,287	67,545	313,020

Andrey Mushakov	2017	280,186	69,525	232,596	582,307
Executive Vice President for International Nuclear Operations	2016	271,350	118,125	141,750	531,225

_________

(1)	Bonuses were paid in January 2018.

(2)

64% and 70% of the fair market value of options granted to Linda Zwobota, and to Seth Grae and Andrey Mushakov, respectively, were granted subject to performance conditions that were achieved in 2018. 54% of the fair market value of these performance-based options is subject to stockholder approval of an increase in the number of underlying shares in the 2015 Equity Incentive Plan.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth all outstanding equity awards to our named executive officers as of December 31, 2017.

	Option Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Seth Grae	22,574	—	28.50	7/14/2019
	13,328	—	43.25	3/11/2020
	8,521	—	27.65	3/19/2021
	31,062	—	12.75	5/5/2019
	65,780	9,847	6.30	4/8/2025	(1)
	8,317	935	6.30	8/12/2025
	165,702	43,440	4.60	11/20/2025
	218,377	—	1.54	11/9/2026
	182,629	300,147	1.05	10/26/2027	(2)

Linda Zwobota	3,872		12.75	5/5/2019
	19,172	4,487	6.30	4/9/2025	(3)
	3,904	729	6.30	8/12/2025
	42,936	15,061	4.60	11/20/2025
	64,900		1.54	11/9/2026
	64,552	136,475	1.05	10/26/2027	(2)

Andrey Mushakov	2,703	—	28.50	7/13/2019
	1,710	—	43.25	3/11/2010
	1,847	—	27.10	4/11/2021
	12,125	—	12.75	5/5/2019
	32,329	4,487	6.30	4/8/2015	(1)
	7,056	729	6.30	8/12/2025
	93,701	27,093	4.60	11/20/2025
	136,200	—	1.54	11/9/2026
	113,905	187,200	1.05	10/26/2027	(2)

_________

(1)	These stock options will vest on April 8, 2018.

(2)	These stock options are contingent upon stockholder approval of an increase in the number of underlying shares in the 2015 Equity Incentive Plan or vested in January 2018.

(3)	These stock options will vest on April 9, 2018.

Potential Payments upon Termination or Change in Control

Employment Agreements

As noted above under “-Employment Agreements and Other Arrangements,” Mr. Grae and Mr. Mushakov each has entered into an employment agreement with the Company. Upon Mr. Grae’s death or disability, or upon his termination by the Company without cause (as defined in the employment agreement) or by Mr. Grae for good reason (as defined in the employment agreement), Mr. Grae will receive severance payments equal to his base salary at the time of termination for twelve months, payable in installments in accordance with the Company’s normal payroll practices. Mr. Grae will also be entitled to continued benefits under group health, dental and life insurance plans for a period of twelve months following his termination. Upon Mr. Mushakov’s death or disability, or upon his termination by the Company without cause (as defined in the employment agreement) or by Mr. Mushakov for good reason (as defined in the employment agreement), Mr. Mushakov will receive severance payments equal to his base salary at the time of termination for six months, payable in installments in accordance with the Company’s normal payroll practices. Mr. Mushakov will also be entitled to continued benefits under group health, dental and life insurance plans for a period of six months following his termination.

Ms. Zwobota does not have an employment agreement with the Company.

Equity Incentive Plans

Under the Company’s 2006 Stock Plan and 2015 Equity Incentive Plan, each as amended, the Board or the Compensation Committee may accelerate the vesting of awards outstanding thereunder upon a change in control of the Company. The Board or the Compensation Committee may also provide for the payment of the cash value of the awards in connection with a change in control under circumstances specified in the Plans. In addition, certain awards under the 2006 Stock Plan, including stock options granted to Mr. Grae, vest immediately upon a change in control (as defined in Mr. Grae’s employment agreement) of the Company.

Director Compensation

The following table sets forth certain information concerning the compensation paid to our directors for services rendered to us during the fiscal 2017. None of Messrs. Grae, Graham or Hou was compensated for his service as a director in 2017. Beginning October 26, 2017, Ms. Townsend is paid $35,646 annually, up from $34,608 annually; Mr. Alessi and Mr. Magraw are each paid $33,864 annually, up from $32,878 annually.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
Victor Alessi	$33,124	$32,888	66,012
Xingping Hou	-		-
Daniel Magraw	$33,124	$32,888	66,012
Kathleen Kennedy Townsend	$34,868	$34,618	69,486

Except for Mr. Alessi, Mr. Hou, Mr. Magraw and Ms. Townsend, all of our current directors are also our officers and are compensated for the services that they provide to us in their capacity as officers. Other than Mr. Alessi, Mr. Magraw and Ms. Townsend, our current directors do not receive any additional compensation for the services they provide to us as directors. Directors are reimbursed for out of pocket expenses incurred as a result of their participation on our Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information known to us with respect to the beneficial ownership of our common stock as of March 1, 2018 for: (i) each person known by us to beneficially own more than 5% of our voting securities, (ii) each named executive officer, (iii) each of our directors and nominees, and (iv) all of our current executive officers and directors as a group. The address of each executive officer, director and nominee is care of Lightbridge Corporation, 11710 Plaza America Drive, Suite 2000, Reston, VA 20190 USA. Except as explained in the footnotes to the following table, each person listed, and the members of the group, had sole voting power and sole investment power with respect to the shares shown.

Name and Address of Beneficial Owner (1)	Title	Amount and Nature of Beneficial Ownership (1) (2)	Percent of Common Stock (3)

	Officers and Directors
Seth Grae	President, CEO and Director	977,575	4.62%
Thomas Graham, Jr.	Chairman and Corporate Secretary	52,397	*
Xingping Hou	Co-Chairman	1,120,753	5.07%
Linda Zwobota	Chief Financial Officer	273,130	1.24%
Andrey Mushakov	Executive VP – International Nuclear Operations	523,424	2.37%
Dan Magraw	Director	39,761	*
Victor Alessi	Director	32,890	*
Kathleen Kennedy Townsend	Director	34,178	*
Directors and Officers as a Group (eight people)		3,054,109	13.82%

* Denotes less than 1% of the outstanding shares of Common Stock.

(1)

The number of shares beneficially owned is determined under SEC rules, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power, and also any shares which the individual has the right to acquire within 60 days of March 1, 2018, through the exercise or conversion of any stock option, convertible security, warrant or other right (a “Presently Exercisable” security). Including those shares in the table does not, however, constitute an admission that the named shareholder is a direct or indirect beneficial owner of those shares.

(2)

Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of common stock listed as owned by that person or entity.

(3)

A total of 22,101,443 shares of the Company’s common stock were considered to be outstanding pursuant to Rule 13d-3(d)(1) under the Securities Exchange Act of 1934 as of March 1, 2018. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

Equity Incentive Plans

Under the Company’s 2006 Stock Plan and 2015 Equity Incentive Plan, each as amended, the Board or the Compensation Committee may accelerate the vesting of awards outstanding thereunder upon a change in control of the Company. The Board or the Compensation Committee may also provide for the payment of the cash value of the awards in connection with a change in control under circumstances specified in the Plans. In addition, certain awards under the 2006 Stock Plan, including stock options granted to Mr. Grae, vest immediately upon a change in control (as defined in Mr. Grae’s employment agreement) of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information about the securities authorized for issuance under our 2006 Second Amended and Restated Stock Plan as of December 31, 2017. Options exercisable for all of the securities shown in column (a) below were granted under our Stock Option Plan.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,318,167	$4.08	—

Equity compensation plans not approved by security holders	658,717	1.05	—

Total	3,976,884	$3.58	—

(1) Includes shares forfeited from the preceding 2006 Thorium Ltd. Plan and becoming eligible for issuance under the 2015 Equity Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

None of our directors, director nominees, executive officers, 5% stockholders, or immediate family members of such persons has been involved in any transactions with us which are required to be disclosed pursuant to Item 404 of Regulation S-K.

Independent Directors

In considering and making decisions as to the independence of each of the directors of the Company, the Board considered transactions and relationships between the Company (and its subsidiaries) and each director (and each member of such director’s immediate family and any entity with which the director or family member has an affiliation such that the director or family member may have a material indirect interest in a transaction or relationship with such entity). The Board has determined that Mr. Alessi, Mr. Hou, Mr. Magraw and Ms. Townsend are independent as defined in applicable SEC and Nasdaq rules and regulations, and that each constitutes an “Independent Director” as defined in Nasdaq Listing Rule 5605. Such members constitute a majority of the entire Board.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the fees billed to us by BDO during the fiscal years ended December 31, 2017 and 2016.

	2017	2016
Audit Fees	$158,876	$181,228
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$158,876	$181,228

Audit Fees consist of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided by BDO in connection with our statutory and regulatory filings or engagements.

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

All Other Fees consist of the aggregate fees billed for products and services provided by BDO and not otherwise included in Audit Fees, Audit Related Fees or Tax Fees. Included in such Other Fees were fees for services rendered by BDO in connection with our private and public offerings conducted during such periods.

Our Audit Committee has considered whether the provision of the non-audit services described above is compatible with maintaining auditor independence and determined that such services are appropriate. Before auditors are engaged to provide us audit or non-audit services, such engagement is (without exception, required to be) approved by the Audit Committee of our Board.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board pre-approved the service performed by the Company’s independent registered public account firm, BDO, for our consolidated financial statements as of and for the year ended December 31, 2017.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report.

(1) The following financial statements of Lightbridge Corporation, supplemental information and report of independent registered public accounting firm are included in this Form 10-K:

•	Consolidated Balance Sheets at December 31, 2017 and 2016

•	Consolidated Statements of Operations for the Years Ended December 31, 2017 and 2016

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2017 and 2016

•	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2017 and 2016

•	Notes to Consolidated Financial Statements

•	Report of BDO USA, LLP dated March 14, 2018 on the Company’s financial statements filed as a part hereof for the fiscal years ended December 31, 2017 and 2016. The independent registered public accounting firm’s consent with respect to this report appears in Exhibit 23 of this Annual Report on Form 10-K.

(2) All schedules have been omitted because they are not required, not applicable or the information is otherwise included.

(3) Exhibits.

Exhibit Number	Description

1.1

At-the-Market Issuance Sales Agreement, dated July 12, 2017, between the Company and B. Riley FBR, Inc. (as successor to FBR Capital Markets & Co. and MLV & Co. LLC.) (incorporated by reference to Exhibit 1.1 to the Form 8-K filed by the Company on July 13, 2017).

3.1	Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Form 10-K filed by the Company on March 15, 2016).
3.2	Certificate of Change filed with the Nevada Secretary of State on July 14, 2016 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on July 20, 2016).
3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on August 29, 2016).
3.4	Certificate of Designation of Non-Voting Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on August 3, 2016).
3.5

Certificate of Amendment to the Certificate of Designation of Non-Voting Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Form 8-K filed by the Company on January 30, 2018).

3.6	Certificate of Designation of Non-Voting Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on January 30, 2018).
4.1	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Company on October 22, 2013).
4.2	Form of Common Stock Purchase Warrant, as amended (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Company on July 7, 2016).

58

10.1‡

R&D Services Agreement between the Company and Framatome Inc. (as successor to AREVA NP SAS), dated November 14, 2017 (incorporated by reference to Exhibit 10.1 to the Form 8-K/A filed by the Company on March 5, 2018).

10.2‡

Co-ownership Agreement between the Company and Framatome Inc. (as successor to AREVA NP SAS), dated November 14, 2017 (incorporated by reference to Exhibit 10.2 to the Form 8-K/A filed by the Company on March 5, 2018).

10.3

Intellectual Property Annex between the Company and Framatome Inc. (as successor to AREVA NP SAS), dated November 14, 2017 (incorporated by reference to Exhibit 10.3 to the Form 8-K/A filed by the Company on March 5, 2018).

10.4‡	Operating Agreement of Enfission, LLC, dated January 25, 2018 (incorporated by reference to Exhibit 10.1 to the Form 8-K/A filed by the Company on March 5, 2018).
10.5

Investors Rights Agreement, dated August 2, 2016, between the Company and General International Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on August 3, 2016).

10.6

Investors Rights Agreement, dated January 30, 2018, between the Company and investors identified therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on January 30, 2018).

10.7

Securities Purchase Agreement, dated as of January 18, 2018, between the Company and purchasers identified therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on January 18, 2018).

10.8**	Lightbridge Corporation 2006 Stock Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on February 21, 2006).
10.9**	Lightbridge Corporation 2015 Equity Incentive Plan, as amended (incorporated by reference to Appendix A to the definitive proxy statement filed on April 17, 2017, File No. 001-34487).
10.10**

Form of Incentive Stock Option Agreement for Employees under the 2015 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8, File No. 333-218796, filed on June 16, 2017).

10.11**

Form of Non-Qualified Stock Option Agreement for Employees under the 2015 Equity Incentive Plan (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8, File No. 333-218796, filed on June 16, 2017).

10.12**

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the 2015 Equity Incentive Plan (incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8, File No. 333-218796, filed on June 16, 2017).

10.13**

Form of Performance Share Unit Agreement under the 2015 Equity Incentive Plan (incorporated by reference to Exhibit 99.5 to the Company’s Registration Statement on Form S-8, File No. 333-218796, filed on June 16, 2017).

10.14**

Form of Restricted Stock Award Agreement for Employees under the 2015 Equity Incentive Plan (incorporated by reference to Exhibit 99.6 to the Company’s Registration Statement on Form S-8, File No. 333-218796, filed on June 16, 2017).

10.15**

Form of Restricted Stock Award Agreement for Non-Employee Directors under the 2015 Equity Incentive Plan (incorporated by reference to Exhibit 99.7 to the Company’s Registration Statement on Form S-8, File No. 333-218796, filed on June 16, 2017).

10.16**	Stock Option Agreement, dated July 14, 2009, between the Company and Seth Grae (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on July 20, 2009).
10.17**	Independent Director Contract, dated August 21, 2006, between the Company and Victor Alessi (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on August 25, 2006).
10.18**

Independent Director Contract, dated October 10, 2013, between the Company and Kathleen Kennedy Townsend (incorporated by referenced to Exhibit 10.5 to the Form 10-K filed by the Company on March 27, 2014).

10.19**	Independent Director Contract, dated October 23, 2006, between the Company and Daniel B. Magraw (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Company on October 23, 2006).
10.20**

Employment Agreement, dated as of February 14, 2006, between the Company and Seth Grae (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K filed by the Company on February 21, 2006).

10.21**	Employment Agreement, dated July 27, 2006, between the Company and Andrey Mushakov (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Company on August 4, 2006).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Form 10-K filed by the Company on March 15, 2016).
23.1*	Consent of BDO USA, LLP.
31.1*	Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification — Principal Financial Officer and Principal Accounting Officer.
32*	Section 1350 Certifications.
101*

The following materials from Lightbridge Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) Consolidated Statement of Operations; (iii) Consolidated Statement of Cash Flows; (iv) Consolidated Statement of Changes in Stockholders’ Equity; and (v) Notes to Consolidated Financial Statements.

________________

* Filed or furnished herewith
** Indicates management contract or compensatory plan or arrangement.
‡ Certain portions of this exhibit have been omitted be redacting a portion of text (indicated by asterisks in the text). This exhibit has been filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment.

ITEM 16. FORM 10-K SUMMARY

Not Applicable

LIGHTBRIDGE CORPORATION

DECEMBER 31, 2017 and 2016

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Lightbridge Corporation

Reston, Virginia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lightbridge Corporation (the “Company”) and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2015.

Philadelphia, Pennsylvania

March 14, 2018

Lightbridge Corporation

Consolidated Balance Sheets

	December 31,	December 31,
	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$4,515,398	$3,584,877
Restricted cash	-	114,012
Accounts receivable - project revenue and reimbursable project	10,400	388,434
Prepaid expenses and other current assets	70,067	80,933
Deferred financing costs, net	491,168	491,168
Total Current Assets	5,087,033	4,659,424
Other Assets
Patent costs	1,367,692	1,160,465
Deferred financing costs, net	491,268	982,486
Total Other Assets	1,858,960	2,142,951
Total Assets	$6,945,993	$6,802,375

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,151,210	$1,216,321
Total Current Liabilities	1,151,210	1,216,321

Long-Term Liabilities
Deferred lease abandonment liability	-	28,464
Total Liabilities	1,151,210	1,244,785

Commitments and contingencies - Note 7

Stockholders' Equity
Convertible Preferred stock, $0.001 par value, 10,000,000 authorized shares, convertible Series A preferred shares, 1,020,000 shares issued and outstanding at December 31, 2017 and December 31, 2016	1,020	1,020
Common stock, $0.001 par value, 100,000,000 authorized shares, 12,737,703 shares and 7,112,143 shares issued and outstanding as of December 31, 2017 and 2016, respectively	12,738	7,112
Additional paid-in capital	93,602,539	86,266,075
Accumulated Deficit	(87,821,514)	(80,716,617)
Total Stockholders' Equity	5,794,783	5,557,590
Total Liabilities and Stockholders' Equity	$6,945,993	$6,802,375

The accompanying notes are an integral part of these consolidated financial statements.

Lightbridge Corporation

Consolidated Statements of Operations

	Years Ended
	December 31,
	2017	2016
Revenue:

Consulting Revenue	$175,446	$760,577

Cost of Consulting Services Provided	107,091	456,565

Gross Margin	68,355	304,012

Operating Expenses
General and administrative	4,383,066	5,190,549
Research and development expenses	2,282,938	2,748,337
Total Operating Expenses	6,666,004	7,938,886

Operating Loss	(6,597,649)	(7,634,874)

Other Income and (Expenses)
Warrant revaluation	-	1,672,573
Warrant modification expense	-	(162,398)
Interest income	65	316
Financing costs	(491,218)	(191,345)
Interest expense	(16,095)	(29,448)
Total Other Income and (Expenses)	(507,248)	1,289,698

Net loss before income taxes	(7,104,897)	(6,345,176)

Income taxes	-	-

Net loss	(7,104,897)	$(6,345,176)

Accumulated preferred stock dividend	(276,578)	(80,578)

Deemed dividend on convertible preferred stock dividend conversion due to beneficial feature	-	(581,300)

Net loss attributable to common shareholders	$(7,381,475)	$(7,007,054)

Net Loss Per Common Share,
Basic and Diluted	$(0.71)	$(1.48)

Weighted Average Number of Shares Outstanding	10,424,481	4,728,943

The accompanying notes are an integral part of these consolidated financial statements.

Lightbridge Corporation

Consolidated Statements of Cash Flows

	Years Ended
	December 31,
	2017	2016
Operating Activities:
Net Loss	$(7,104,897)	$(6,345,176)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock-based compensation	1,193,306	1,984,011
Amortization of deferred financing costs	491,218	191,345
Abandonment loss	37,780	-
Warrant revaluation	-	(1,672,573)
Warrant modification expense	-	162,398
Implied interest expense on deferred lease abandonment liability	16,095	26,953
Changes in operating working capital items:
Accounts receivable - fees and reimbursable project costs	378,034	(248,637)
Prepaid expenses and other assets	10,866	87,096
Accounts payable and accrued liabilities	159,953	101,960
Deferred lease abandonment liability	(185,683)	(263,437)
Net Cash Used In Operating Activities	(5,003,328)	(5,976,060)

Investing Activities:
Patent costs	(207,227)	(209,871)
Net Cash Used In Investing Activities	(207,227)	(209,871)

Financing Activities:
Net proceeds from the issuance of common stock	6,027,064	6,135,804
Net proceeds from the issuance of preferred stock	-	2,800,000
Proceeds from the issuance of note payable	-	135,000
Repayment of note payable	-	(135,000)
Restricted cash	114,012	211,820
Net Cash Provided by Financing Activities	6,141,076	9,147,624

Net Increase In Cash and Cash Equivalents	930,521	2,961,693

Cash and Cash Equivalents, Beginning of Year	3,584,877	623,184

Cash and Cash Equivalents, End of Year	$4,515,398	$3,584,877

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year:
Interest	$-	$2,433
Income taxes	$-	$-

Non-Cash Financing Activities:
Deferred financing costs	$-	$1,664,999
Warrant liability – reclassification to equity	$-	$817,020
Deemed dividend on convertible preferred stock due to beneficial conversion feature	$-	$581,300
Accumulated preferred stock dividend	$276,578	$80,578
Decrease in accrued liabilities - stock-based compensation	$121,720	$-

The accompanying notes are an integral part of these consolidated financial statements.

Lightbridge Corporation

Consolidated Statement of Changes in Stockholders’ Equity (Deficiency)
For The Years Ended December 31, 2017 and 2016

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficiency)

Balance - December 31, 2015	-	$-	3,725,819	$3,726	$72,868,647	$(74,371,441)	$(1,499,068)
	-
Issuance of Preferred stock	1,020,000	$1,020	-	$-	$2,798,980	$-	$2,800,000
Shares issued - registered offerings – net of offering costs			3,363,395	3,363	6,132,441	-	6,135,804
Stock-based compensation	-	-	-	-	1,984,011	-	1,984,011
Warrant modifications	-	-	22,929	23	816,997	-	817,020
Issuance of warrants	-	-	-	-	1,664,999	-	1,664,999
Net loss	-	-	-	-	-	(6,345,176)	(6,345,176)
Balance - December 31, 2016	1,020,000	$1,020	7,112,143	$7,112	$86,266,075	$(80,716,617)	$5,557,590

Consulting fees paid in stock - non-cash payment of accrued expenses	-	-	102,975	$103	$121,617	$-	$121,720
Shares issued - registered offerings – net of offering costs	-	-	5,236,001	5,236	6,021,828	-	6,027,064
Cashless exercise of stock warrants			286,584	287	(287)		-
Stock-based compensation	-	-	-	-	1,193,306	-	1,193,306
Net loss	-	-	-	-	-	(7,104,897)	(7,104,897)
Balance - December 31, 2017	1,020,000	$1,020	12,737,703	$12,738	$93,602,539	$(87,821,514)	$5,794,783

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

Liquidity

The Company has adopted Accounting Standards Codification 205-40. This guidance amended the existing requirements for disclosing information about an entity’s ability to continue as a going concern and explicitly requires management to assess an entity’s ability to continue as a going concern and to provide related disclosure in certain circumstances. This guidance was effective for annual reporting periods ending after December 15, 2016, and for annual and interim reporting periods thereafter. The following information reflects the results of management’s assessment, plans and conclusion of the Company’s ability to continue as a going concern.

As of December 31, 2017, the Company has an accumulated deficit of approximately $87.8 million, representative of recurring losses since inception. The Company has incurred recurring losses since inception due to the fact that it is a development stage nuclear fuel development company. The Company expects to continue to incur losses as a result of costs and expenses related to the Company’s research and development expenses and corporate general and administrative expenses.

At December 31, 2017, the Company had $4.5 million in cash and had a working capital surplus of approximately $3.9 million. The Company had expended substantial funds on its research and development activities and expects to increase this spending. The Company’s net cash used in operating activities during the year ended December 31, 2017 was approximately $5 million, and current projections indicate that the Company will have continued negative cash flows for the foreseeable future. Net losses incurred for the years ended December 31, 2017 and 2016 amounted to approximately $(7.1) million, $(6.3) million respectively.

The amount of cash and cash equivalents on the balance sheet as of the date of the filing is approximately $27 million. The Company has raised substantial additional funds after December 31, 2017 through its equity financings (Note 13 - Subsequent Events – ATM Transactions and Series B Preferred Stock Transaction). The Company also may consider other plans to fund operations including: (1) raising additional capital through debt financings or from other sources; (2) additional funding through new relationships to help fund future research and development costs (i.e. Department of Energy Funding); (3) reducing spending on certain research and development programs; and/or (4) restructuring operations to change its overhead structure. The Company may issue securities, including common stock, preferred stock and stock purchase contracts through private placement transactions or registered public offerings, pursuant to its registration statement on Form S-3 initially filed with the Securities and Exchange Commission (“SEC”) on June 11, 2015. There can be no assurance as to the availability or terms upon which financing and capital might be available. The Company’s future liquidity needs, and ability to address those needs, will largely be determined by the success of the development of its nuclear fuel and key nuclear development and regulatory events and its business decisions in the future.

The Company believes that its current financial resources, as of the date of the issuance of these financial statements, are sufficient to fund its current 12 month operating budget, alleviating the substantial doubt raised by our historical operating results and satisfying our estimated liquidity needs 12 months from the issuance of these financial statements.

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

Enfission LLC - Joint Venture with Framatome Inc.

In January 2018, Lightbridge Corporation and Framatome Inc. a subsidiary of Framatome (formerly AREVA) finalized and launched Enfission LLC, a 50-50 joint venture company to develop, license and sell nuclear fuel assemblies based on Lightbridge-designed metallic fuel technology and other advanced nuclear fuel intellectual property. Framatome and Framatome Inc. (collectively “Framatome”) is a leader in designing, building, servicing, and fueling today’s reactor fleet and advancing nuclear energy. The two companies already began joint fuel development and regulatory licensing work under previously signed agreements initiated in March 2016. The joint venture Enfission LLC is a Delaware-based limited liability company that was formed on January 24, 2018.

Technology Business Segment

Our primary business segment, based on future revenue potential, is to develop and commercialize innovative, proprietary nuclear fuel designs which we expect will significantly enhance the nuclear power industry’s economics due to higher power output and improve safety margins.

We are currently focusing our development efforts primarily on the metallic fuel with a power uprate of potentially up to 10% and a 24-month operating cycle in existing Westinghouse-type four-loop pressurized water reactors. Those reactors represent the largest segment of our global target market. Our metallic fuel could also be adapted for use in other types of water-cooled commercial power reactors, such as boiling water reactors, CANDU heavy water reactors, as well as water-cooled small and modular reactors.

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

Accounting Policies and Pronouncements

Basis of Consolidation

These consolidated financial statements include the accounts of Lightbridge, a Nevada corporation, and our wholly-owned subsidiaries, TPI, a Delaware corporation and Lightbridge International Holding LLC, a Delaware limited liability company.

All significant intercompany transactions and balances have been eliminated in consolidation. We registered a branch office in the United Kingdom in 2008 called Lightbridge Advisors Limited (inactive) and we also established a branch office in Moscow, Russia, in July 2009, which were wholly owned by Lightbridge International Holding LLC. The Moscow branch was closed in 2016 and the United Kingdom branch was closed in 2017. Translation gains and losses for the years ended December 31, 2017 and 2016 were not significant.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable and accounts payable. The fair value of a financial instrument is the amount that would be received in an asset sale or paid to transfer a liability in an orderly transaction between unaffiliated market participants. Assets and liabilities measured at fair value are categorized based on whether the inputs are observable in the market and the degree that the inputs are observable. The categorization of financial instruments within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement.

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

We participate in a government-regulated industry. Our operating results are affected by a wide variety of factors including decreases in the use or public favor of nuclear power, the ability of our technology to safeguard the production of nuclear power and our ability to safeguard our patents and intellectual property from competitors. Due to these factors, we may experience substantial period-to-period fluctuations in our future operating results. Potentially, a loss of a key officer, key management and other personnel could impair our ability to successfully execute our business strategy, particularly when these individuals have acquired specialized knowledge and skills with respect to nuclear power and our operations.

Our future operations and earnings may depend on the results of the Company’s operations outside the United States, including some of its research and development activities. There can be no assurance that the Company will be able to successfully continue to conduct such operations, and a failure to do so would have a material adverse effect on the Company’s research and development activities, financial position, results of operations, and cash flows. Also, the success of the Company’s operations will be subject to other numerous contingencies, some of which are beyond management’s control. These contingencies include general and regional economic conditions, competition, changes in regulations, changes in accounting and taxation standards, inability to achieve overall long-term goals, future impairment charges and global or regional catastrophic events. Because the Company is dependent on its international operations for almost all its revenue, the Company may be subject to various additional political, economic, and other uncertainties.

Accounts receivable are typically unsecured and are primarily derived from revenues earned from prime contractors and customers located in the Middle East and the United States. We perform ongoing evaluations to determine customer credit and we limit the amount of credit we extend, but generally we do not require collateral from our customers. We maintain reserves for estimated credit losses if necessary, however, no reserve has been set up at December 31, 2017 and 2016, as we expect to collect all of our outstanding receivables. Accounts receivable from one customer constituted approximately 100% of the total accounts receivable at December 31, 2017 and accounts receivable from two customers each constituted approximately 80% and 20% of the total accounts receivable at December 31, 2016, respectively.

Approximately 15% and 49% of the total revenues reported for the years ended December 31, 2017 and 2016, respectively, were from the ENEC and FANR contracts. Contracts with one other utility customer in the United States constituted approximately 22% of total revenues reported for the year ended December 31, 2016, and contracts with one other customer constituted 85% and 29% for the years ended December 31, 2017 and 2016, respectively.

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

Revenues are billed on a time and expense basis.

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

Other factors that we consider in determining whether to recognize revenue on a gross versus net basis include our assumption of credit risk, latitude in establishing prices, our determination of service specifications, and our involvement in the provision of services. We have determined, based on the credit risk that we bear for collecting consulting fees, travel costs, and other reimbursable costs from our customers, that in 2017 and 2016 we acted as a principal, and therefore we are recognizing as revenue all travel costs and other reimbursable costs billed to our customers.

Cost of consulting services includes labor, travel expenses, stock-based compensation and other related consulting costs.

Cash and Cash Equivalents and Restricted Cash

We may at times invest our excess cash in money market mutual funds. We classify all highly liquid investments with stated maturities of three months or less from date of purchase as cash equivalents and all highly liquid investments with stated maturities of greater than three months as marketable securities. We hold cash balances in excess of the federally insured limits of $250,000 with one prominent financial institution. We deem this credit risk not to be significant as our cash is held by a major prominent financial institution. Total cash and cash equivalents held in checking accounts, as reported on the accompanying consolidated balance sheets, totaled approximately $4.5 million and $3.6 million at December 31, 2017 and 2016, respectively.

Restricted cash represents cash being held by the same prominent financial institution that is being used as collateral for our corporate credit cards and letters of credit to secure contingent obligations under the sub-lease and our ACH transactions. The total balance of our restricted cash at December 31, 2016 was approximately $114,000.

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

There was no provision for doubtful accounts or a sales allowance recorded at December 31, 2017 and 2016, as we have not experienced any bad debts from any of our customers or issued significant credits to customers.

Foreign Currency

Foreign currency transaction gains/losses were not significant for the years ended December 31, 2017 and 2016.

Patents and Legal Costs

Patents are stated on the accompanying consolidated balance sheets at cost. Patent costs consist primarily of legal fees and application costs for filing and pursuing patent applications. The costs of the patents, once placed in service, will be amortized on a straight-line basis over their estimated useful lives or the remaining legal lives of the patents, whichever is shorter. The amortization periods for our patents can range between 17 and 20 years if placed into service at the beginning of their legal lives. Our patents have not been placed in service for the years ended December 31, 2017 and 2016.

Legal costs are expensed as incurred except for legal costs to file for patent protection, which are capitalized and reported as patents on the accompanying consolidated balance sheets.

Impairment of long-lived assets

Long-lived assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges for the years ended December 31, 2017 and 2016.

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

Stock-Based Compensation

The stock-based compensation expense incurred by Lightbridge for employees and directors in connection with its equity incentive plan is based on the employee model of ASC 718, and the fair value of the options is measured at the grant date. Under ASC 718 employee is defined as, “An individual over whom the grantor of a share-based compensation award exercises or has the right to exercise sufficient control to establish an employer-employee relationship based on common law as illustrated in case law and currently under U.S. Tax Regulations.” Our consultants do not meet the employer-employee relationship as defined by the IRS and therefore are accounted for under ASC 505-50.

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

Awards with service-based vesting conditions only – Expense recognized on a straight-line basis over the requisite service period of the award.

Awards with performance-based vesting conditions – Expense is not recognized until it is determined that it is probable the performance-based conditions will be met. When achievement of a performance-based condition is probable, a catch-up of expense will be recorded as if the award had been vesting on a straight-line basis from the award date. The award will continue to be expensed on a straight-line basis until a higher performance-based condition is met, if applicable.

Awards with market-based vesting conditions – Expense recognized on a straight-line basis over the requisite service period, which is the lesser of the derived service period or the explicit service period if one is present. However, if the market condition is satisfied prior to the end of the requisite service period, we will accelerate all remaining expense to be recognized.

Awards with both performance-based and market-based vesting conditions - if an awards vesting or exerciseability is conditional upon the achievement of either a market condition or performance or service conditions, the requisite service period is generally the shortest of the explicit, implicit, and derived service period.

We have elected to use the Black-Scholes pricing model to determine the fair value of stock options on the measurement date of the grant for service-based vesting conditions and the Monte-Carlo valuation method for performance-based or market-based vesting conditions. Restricted stock units are measured based on the fair values of the underlying stock on the measurement date of the grant. Shares that are issued to officers on the exercise dates of their stock options may be issued net of the minimum statutory withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the actual number of shares exercised under the stock option. We recognize stock-based compensation for service-based stock options using the straight-line method over the requisite service period.

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

Recently Adopted Accounting Pronouncements

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

Recent Accounting Pronouncements

Intangibles, Goodwill and Other —In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment” (“ASU No. 2017-04”).  To simplify the subsequent measurement of goodwill, ASU No. 2017-04 eliminates Step 2 from the goodwill impairment test.  In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination.  Instead, ASU No. 2017-04 requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount.  An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU No. 2017-04 also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test.  Therefore, the same impairment assessment applies to all reporting units.  An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets.  An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.  ASU No. 2017-04 is effective for fiscal years beginning after December 15, 2019. The Company will adopt ASU No. 2017-04 commencing in the first quarter of fiscal 2020. The Company does not believe this standard will have a material impact on its consolidated financial statements or the related footnote disclosures.

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

Leases – In February 2016, the FASB issued ASU 2016-02 which amends existing lease accounting guidance and requires recognition of most lease arrangements on the balance sheet. The adoption of this standard will result in the Company recognizing a right-of-use asset representing its rights to use the underlying asset for the lease term with an offsetting lease liability. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the potential impact of the adoption of this accounting pronouncement to its consolidated financial statements. This new pronouncement is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Revenue Recognition — In May 2014, the FASB issued guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations”. ASU 2016-08 clarifies implementation guidance on principal versus agent considerations in ASU 2014-09. ASU 2016-10 was issued to clarify ASC Topic 606 related to (i) identifying performance obligations; and (ii) the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers - Narrow-Scope Improvements and Practical Expedients”, to clarify certain narrow aspects of Topic 606 such as assessing the collectability criterion, presentation of sales taxes and other similar taxes collected from customers, noncash consideration, contract modifications at transition, completed contracts at transition, and technical correction. The guidance is effective for the interim and annual periods beginning on or after December 15, 2017 (early adoption is permitted but not sooner than the annual reporting periods beginning after December 15, 2016). The guidance permits the use of either a retrospective or cumulative effect transition method. The Company has evaluated its various contracts subject to these updates and completed its assessment. The Company has concluded that the adoption of this pronouncement will not have a material effect on its consolidated financial statements and related disclosures since we do not expect revenue to be significant in 2018.

Compensation-Stock Compensation — In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. This new pronouncement is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Note 2. Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period except that it does not include unvested common shares subject to repurchase or cancellation. Diluted net income per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, warrants, restricted shares, and unvested common shares subject to repurchase or cancellation. The dilutive effect of outstanding stock options, restricted shares, restricted stock units, and warrants is not reflected in diluted earnings per share because we incurred net losses for the years ended December 31, 2017 and 2016, and the effect of including these potential common shares in the net loss per share calculations would be anti-dilutive and are therefore not included in the calculations.

The following table sets forth the computation of the basic and diluted loss per share (rounded in millions except shares outstanding and per share amounts):

	2017	2016
Numerator:
Net loss attributable to common stockholders	$(7.4)	$(7.0)
Denominator:
Weighted-average common shares outstanding	10,424,481	4,728,943
Basic and diluted net loss per share	$(0.71)	$(1.48)

Note 3. Accounts Receivable – Project Revenue and Reimbursable Project Costs

Consulting Projects

The total accounts receivable from the Federal Authority for Nuclear Regulation (“FANR”) and Emirates Nuclear Energy Corporation (“ENEC”) contracts was approximately $10,000 and $310,000 at December 31, 2016. These amounts due from ENEC represent approximately 100% and 80% of the accounts receivable reported at December 31, 2017 and 2016, respectively.

Travel costs and other reimbursable costs under these contracts are reported in the accompanying statement of operations as both revenue and cost of consulting services provided and were not significant for the years ended December 31, 2017 and 2016. The total travel and other reimbursable expenses that have not been reimbursed to us and are included in total accounts receivable reported above from our consulting contracts was not significant at December 31, 2017 and 2016.

Note 4. Prepaid Expenses and Other Current Assets

Prepaid expenses consist primarily of prepayments made for research and development work, various professional services, insurance policies, travel, rent, and other miscellaneous prepayments. Total prepaid expenses and other current assets reported on the accompanying consolidated balance sheets at December 31, 2017 and 2016, were both approximately $0.1 million.

One month of rent or approximately $33,000 represents the one-month advance rent placed on the prior McLean, Virginia corporate offices (see Note 7). A security deposit of approximately $15,000 was placed for the new corporate offices in Reston, Virginia (see Note 7). The security deposits at December 31, 2017 and 2016, are reported under the balance sheet caption prepaid expenses and other current assets.

Note 5. Patents

Patents represent legal fees and filing costs that are capitalized and will be amortized over their estimated useful lives of 17 to 20 years or their remaining legal lives, whichever is shorter, after they are placed in service. For the years ended December 31, 2017 and 2016, we capitalized approximately $0.2 million each year, for patent filing costs. The total investment in patents was approximately $1.4 million and $1.2 million as of December 31, 2017 and 2016, respectively.

No amortization expense of patents was recorded in either of the years ended December 31, 2017 and 2016. These patents were not placed in service for the years ended December 31, 2017 and 2017, or in prior years.

Note 6. Accounts Payable and Accrued Liabilities

Accounts payable and accrued expenses (rounded in millions) consisted of the following:

	December 31,	December 31,
	2017	2016
Trade payables	$0.3	$0.3
Accrued expenses and other	0.6	0.4
Accrued bonuses	0.3	0.5
Total	$1.2	$1.2

Note 7. Commitments and Contingencies

Commitments

Operating Leases

On December 22, 2015 we entered into a lease for new office space for a 12-month term, with a monthly rent payment of approximately $6,500 per month plus additional charges. This lease was renewed for an additional one-year term in December 2017.

On December 17, 2015 we entered into a sublease agreement for our former office space with a third party with a lease term starting January 1, 2016 to February 28, 2018. The average monthly rent to be received under this sub-lease is approximately $15,000 per month, over the sub-lease term.

At December 31, 2017 and 2016, the long-term portion of deferred lease abandonment liability was approximately $0 and $28,000, respectively, and the short-term portion of deferred lease abandonment liability of approximately $65,000 and $169,000 was included in accounts payable and accrued liabilities at December 31, 2017 and 2016, respectively.

We have a standard indemnification arrangement under this sublease agreement that require us to indemnify the sublessee against liabilities and claims incurred in connection with the premises covered by the Company’s lease. The term of this indemnification agreement is from the time of execution of the agreement to its expiration. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is $75,000, which is covered by a letter of credit that is outstanding as of December 31, 2016. As of December 31, 2017, the Company had not accrued a liability for this indemnification because the likelihood of incurring a payment obligation in connection with this indemnification is remote.

The future minimum lease payments required under the non-cancelable operating leases are as follows (rounded in millions):

Year ending December 31,	Amount
2018	$0.1
Total minimum payments required	$0.1

Sublease

In September 2017, we were notified by the sublease tenant that as of October 2017, due to their weak financial condition, they would no longer be able to make the required monthly sublease payments over the remaining term of the sublease. Accordingly, we recognized an abandonment loss of approximately $38,000, included in general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2017.

Contingency

Litigation

A former Chief Financial Officer of the Company filed a complaint against the Company with the U.S. Occupational Safety and Health Administration (the “OSHA Complaint”) on March 9, 2015. This compliant was closed and dismissed by OSHA in January 2018 without any findings against the Company. The former Chief Financial Officer has 45 days from the receipt of the letter from OSHA, or approximately up to March 29, 2018 to appeal this OSHA decision.

Note 8. Research and Development Costs

Research and development costs, included in the accompanying consolidated statement of operations amounted to approximately $2.3 million and $2.7 million for each of the years ended December 31, 2017 and 2016, respectively.

On November 14, 2017, we entered three binding agreements with Framatome: The Research and Development Services Agreement (“RDSA”), the Co-Ownership Agreement (“COA”), and the Intellectual Property Annex (“IP Annex”). These agreements govern the joint research and development activities relating to the Lightbridge-designed metallic nuclear fuel and treatment of all related existing and future intellectual property, and these agreements form the foundation for, and are an integral part of, the joint venture arrangement (the “JV”) between the Company and Framatome. The JV was formed on January 24, 2018 (Note 13 - Subsequent Events) and is called Enfission LLC. The JV is party to the RDSA and the COA.

Pursuant to the RDSA, a steering committee consisting of an equal number of members appointed by Lightbridge and by Framatome (not fewer than three each) will guide the first joint project between Framatome and Lightbridge: a 17x17 fuel assembly. Lightbridge will first appoint the project manager, who will be replaced by the project member appointed by JV. Each party grants the other party the rights to use its “background” and “foreground” information (each as defined in the RSDA), which includes intellectual property rights, needed to perform the research and development activities. The term of the RDSA is (i) five years and an automatic renewal for an additional five-year term or (ii) February 28, 2018, if the JV has not been formed prior to such date.

In connection with the RDSA, the Company is committed, at December 31, 2017, to purchase minimum amounts of R&D services from Framatome of approximately $3.3 million for the period up through December 31, 2018.

Pursuant to the COA, Lightbridge and Framatome will co-own (on a 50-50 basis) the foreground information generated by the parties within the “domain”, acting through the parties or third-party contractors. The “domain” consists of the technology, manufacturing processes and IP relating to the new fuel developed by the JV for the following types of commercial light water reactors and research reactors: (i) pressurized water reactors, excluding water-water energetic reactor (VVER) reactors types, (ii) boiling water reactors, (iii) light water-cooled small and medium size reactors, and (iv) research reactors. The Domain expressly excludes maritime, naval and military applications. The joint owners have granted the JV an exclusive license to the jointly owned foreground information and a non-exclusive license to their respective background information for commercial use of nuclear fuel assemblies or fuel components specifically designed for and exclusively applicable to Lightbridge-designed fuel rod based on background information contributed by both joint owners. Such exclusive and non-exclusive licenses to the JV will be granted under royalty-bearing conditions and other conditions to be agreed in separate license agreements. An advisory IP committee to the joint owners comprised of an equal number of representatives from Lightbridge and ANP will make recommendations regarding all matters relating to the co-ownership management of such foreground information. The term of the COA is for thirty years and will be automatically renewed for additional five-year terms.

Lightbridge and Framatome are also a party to the IP Annex, which summarizes the parties’ understanding regarding IP matters based on detailed terms and conditions contained in the RDSA and COA. The IP Annex is a standalone document and will remain in force only during the life of the JV.

We have consulting agreements with several outside consultants working on various projects for us, which total approximately $20,000 per month.

Note 9. Income Taxes

In December 2017, the federal government enacted numerous amendments to the Internal Revenue Code of 1986 pursuant to an act known by the Tax Cuts and Jobs Act (the “TCJA”). The TCJA will impact the Company’s income tax expense (benefit) from continuing operations in future periods (approximate 25% effective combined Federal and State corporate tax rate). The Company has recorded a full valuation allowance on its net deferred tax assets and therefore any impact on the value of the company’s deferred tax assets will be offset by a change in the valuation allowance.

Our tax provision is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2017 and 2016 annual effective tax rate is estimated to be a combined 38% for the U.S. federal and state statutory tax rates. We review tax uncertainties in light of changing facts and circumstances and adjust them accordingly. As of December 31, 2017 and 2016, there were no tax contingencies or unrecognized tax positions recorded.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting, and the amounts recognized for income tax purposes. The significant components of deferred tax assets (at an approximate 25% effective tax rate) as of December 31, 2017 and 2016, respectively, are as follows:

Deferred Tax Assets ($ in millions)

	Total	Total	Deferred Tax Asset
	2017	2016	2017	2016
Capitalized start-up costs	$2.5	$3.0	$0.6	$1.1
Abandonment loss	0.0	0.2	0.0	0.1
Stock-based compensation - net	8.8	8.9	2.2	3.4
Accruals	0.3	0.5	0.1	0.2
Net operating loss carry-forward	62.5	56.0	16.1	21.3
Less: valuation allowance	(74.1)	(68.6)	(19.0)	(26.1)
Total	$-	$-	$-	$-

We have a net operating loss carry-forward for federal and state tax purposes of approximately $62.5 million at December 31, 2017, that is potentially available to offset future taxable income. The TCJA changes the rules on NOL carryforwards. The 20-year limitation was eliminated, giving the taxpayer the ability to carry forward losses indefinitely. However, NOL carry forward arising after January 1, 2018, will now be limited to 80 percent of taxable income.

For financial reporting purposes, no deferred tax asset was recognized because at December 31, 2017 and 2016, management estimates that it is more likely than not that substantially all of the net operating losses will expire unused. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. The timing and manner in which we can utilize our net operating loss carryforward and future income tax deductions in any year may be limited by provisions of the Internal Revenue Code regarding the change in ownership of corporations. Such limitation may have an impact on the ultimate realization of our carryforwards and future tax deductions. Section 382 of the Internal Revenue Code (“Section 382”) imposes limitations on a corporation’s ability to utilize net operating losses if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. Any unused annual limitation may be carried over to later years, and the amount of the limitation may under certain circumstances be increased by the built-in gains in assets held by us at the time of the change that are recognized in the five-year period after the change. Upon review of the ownership shifts, there has not been an ownership change as defined under Section 382.

We recognized, as a provisional estimate, a $9.6 million non-cash tax expense through loss from operations for the re-measurement of deferred tax assets and liabilities due to changes in tax laws included in the 2017 Tax Act. This re-measurement of deferred taxes had no impact on cash flows.

On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (SAB 118) which addresses income tax accounting implications of the 2017 Tax Act. The purpose of SAB 118 was to address any uncertainty or diversity of view in applying ASC Topic 740, Income Taxes in the reporting period in which the 2017 Tax Act was enacted. SAB 118 addresses situations where the accounting is incomplete for certain income tax effects of the 2017 Tax Act upon issuance of a company’s financial statements for the reporting period which include the enactment date. SAB 118 allows for a provisional amount to be recorded if it is a reasonable estimate of the impact of the 2017 Tax Act. Additionally, SAB 118 allows for a measurement period to finalize the impacts of the 2017 Tax Act, not to extend beyond one year from the date of enactment.

Due to the timing of the enactment and the complexity involved in applying the provisions of the 2017 Tax Act, we have made reasonable estimates for certain effects of the 2017 Tax Act and recorded provisional amounts in our financial statements as of December 31, 2017. As we collect and prepare necessary data,and interpret the 2017 Tax Act and any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially impact our provision for income taxes tax rate in the period in which the adjustments are made. We expect to complete our accounting for the tax effects of the 2017 Tax Act in 2018.

As a result, the amount of the deferred tax assets considered realizable was reduced 100% by a valuation allowance. The change in the valuation allowance was approximately $(6.8) million and $(0.3) million for the years ended December 31, 2017 and 2016, respectively. Many of the Company’s operating expenses in its 2007 and 2006 tax years were classified under the Internal Revenue Code as capitalized “Startup Costs”, which did not begin to be deductible for tax purposes until 2008. The Company files a consolidated tax return with its subsidiaries. The Company is no longer subject to U.S. federal, state, or non-U.S. income tax examinations by tax authorities for tax years before 2013, except that earlier years can be examined for the sole purpose of challenging the net operating loss carry-forwards arising in those years.

The reconciliation between income taxes (benefit) at the U.S. and State statutory tax rates of 38% and the amount recorded in the accompanying consolidated financial statements is as follows:

	December 31,	December 31,
($ in millions)	2017	2016
Tax benefit at U.S. federal and state statutory rates	$(3.0)	$(2.0)
Warrant revaluation (income)/expense	0.0	(0.5)
Stock-based compensation and other	0.2	2.8
Change in Federal statutory rate	9.6	-
Increase in valuation allowance	(6.8)	(0.3)
Total provision for income tax benefit	$-	$-

Note 10. Stockholders’ Equity and Stock-Based Compensation

At December 31, 2017, there were 12,737,703 common shares, 1,210,905 common stock warrants, 3,976,884 stock options outstanding and 1,020,000 shares of convertible preferred stock outstanding plus accrued dividends of $276,578, totaling 1,120,753 equivalent common shares, all totaling 19,046,245 of total common stock and common stock equivalents outstanding at December 31, 2017. At December 31, 2016, there were 7,112,143 common shares, 1,713,172 common stock warrants, 2,172,581 stock options outstanding and 1,020,000 shares of convertible preferred stock outstanding plus accrued dividends of $ 80,578 totaling 1,049,354 equivalent common shares, all totaling 12,047,250 of total stock and stock equivalents outstanding at December 31, 2016.

Common Stock Equity Offerings

ATM Offering - 2017

On June 11, 2015, the Company entered into an ATM sales agreement with MLV & Co. LLC (“MLV”), pursuant to which the Company may issue and sell shares of its common stock from time to time through MLV as the Company’s sales agent. The issuance and sale of shares by the Company under the MLV ATM sales agreement are registered shares under the Company’s shelf registration statement on Form S-3, as filed with the Securities and Exchange Commission on June 11, 2015 and declared effective by the Securities and Exchange Commission.

On July 12, 2017, the Company filed a prospectus supplement to register an additional approximate $1.6 million under a new at-the-market issuance sales agreement with FBR Capital Markets & Co. and MLV (now succeeded by B. Riley FBR, Inc.), signed on July 12, 2017 and has raised an approximate $1.6 million under this prospectus supplement as of December 31, 2017. There have been approximately 1.4 million shares sold through December 31, 2017.

ATM Offering – 2016

The Company registered the sale of up to $5.8 million of common stock under the ATM sales agreement. There have been approximately 1.9 million shares sold for total gross proceeds of approximately $2.6 million through the ATM for the twelve-month period ended December 2016.

Due to limitations under the rules of Form S-3, the Company may issue up to one-third of the aggregate market value of the common equity held by non-affiliates in primary offerings under its effective shelf registration statement on Form S-3, including any sales made pursuant to the MLV ATM or the New ATM offerings, during any twelve calendar month period, unless and until it is no longer subject to such limitations. The Company was subject to this limitation in 2017 and 2016.

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

We have a Form S-1 registration statement on file with the Securities and Exchange Commission, effective August 23, 2017 registering 1,853,960 shares of our common stock to sell under this equity purchase agreement. For the year ended December 31, 2017 we sold approximately 1.2 million common shares for total gross proceeds of approximately $1.5 million through the equity line financing arrangement with Aspire Capital that we have in place. For the year ended December 31, 2016 we sold approximately 1.1 million common shares for total gross proceeds of approximately $2.7 million through the equity line financing arrangement with Aspire Capital that we have in place.

In 2018, the equity purchase agreement with Aspire Capital was terminated. See Note 13 – Subsequent Events.

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

The value of the warrants issued was calculated by using the Black Scholes Valuation Model using the following assumptions: volatility 91%; risk-free interest rate of 1%; dividend yield of 0% and expected term of 5 years. The volatility of the Company’s common stock was estimated by management based on the historical volatility of the trading history of the Company’s common stock. The risk-free interest rate was based on the Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the expected life of the warrants. The expected dividend yield was based on the Company’s current and expected dividend policy and the expected term is equal to the contractual life of the warrants.

Aspire Option Agreement

On August 10, 2016 the Company entered into an option agreement with Aspire Capital whereby the Company has the right, at any time prior to December 31, 2019, to require Aspire Capital to enter into with the Company, up to two common stock purchase agreements each with a three-year term, with an aggregate amount under both purchase agreements combined not to exceed $20,000,000. A notice to Aspire exercising the option may be revoked by the Company at any time prior to the parties entering into a purchase agreement without effecting or limiting the Company’s future rights to give a subsequent option notice to Aspire Capital, under the terms and conditions of the option agreement. See Note 13 - Subsequent Events below regarding termination of this Aspire Option agreement.

The Company issued 500,000 common stock purchase warrants with a strike price of $0.01 per share to Aspire Capital as the commitment fee for entering into this option agreement. The commitment fee of approximately $1.7 million was recorded as deferred financing costs and additional paid-in capital and this asset will be amortized over the life of the option agreement. The amortized amount of $0.4 million and $0.2 million was expensed to financing costs during the years ended December 31, 2017 and 2016, respectively. The total short-term and long-term unamortized portion is carried on the balance sheet as deferred financing cost and was approximately $0.5 million and $0.5 million respectively, at December 31, 2017.

The assumptions used in the Black Scholes option-pricing model for these warrants on August 10, 2016, were as follows:

Closing price per share of common stock	$3.34
Average risk-free interest rate	.83%
Average expected life- years	3.3
Expected volatility	92.61%
Expected dividends	0%

See Note 13 - Subsequent Event for Series B Preferred Stock Offering affecting future amortization of deferred financing costs as a result of the termination of the Aspire Option Agreement in 2018.

Preferred Stock Offerings

Series A Preferred Stock - Securities Purchase Agreement

On August 2, 2016, we issued 1,020,000 shares of the Company’s newly created Non-Voting Series A Convertible Preferred Stock (the “Series A Preferred Stock”) to General International Holdings, Inc. (“GIH”) for $2.8 million or approximately $2.75 per share. Dividends accrue on the Series A Preferred Stock at the rate of 7% per year and will be paid in-kind. The accumulated dividend (unpaid) at December 31, 2017 was approximately $0.3 million dollars. At closing, Mr. Xingping Hou, the president of GIH, joined the Board as co-chairman.

The initial value attributed to the Series A Preferred Stock of $2,800,000 represents a discount of approximately $581,300 from its initial conversion value of $3,381,300, or approximately $0.57 per share. The average of the high and low market prices of the common stock on August 2, 2016, the date of the closing of the sale of the preferred stock, was $3.315 per share. The intrinsic value of the Series A Preferred Stock is $3.315 multiplied by the 1,020,000 common shares into which the Series A Preferred Stock is convertible or $3,381,300. Subtracting the $2,800,000 of proceeds from the intrinsic value of Series A Preferred Stock, resulted in an intrinsic value for the beneficial conversion feature totaling $581,300. The Company recorded this beneficial conversion feature as a deemed dividend on convertible preferred stock upon issuance, for the year ended December 31, 2016. At the closing, Mr. Xingping Hou, the president of GIH, joined the Board of the Company as co-Chairman.

The Series A Preferred Stock is non-voting and is convertible at the option of the holder into shares of the Company’s common stock initially on a one-for-one basis. Dividends accrue on the Series A Preferred Stock at the rate of 7% per year and will be paid in-kind. The accumulated dividend (unpaid) at December 31, 2017 and 2016 was approximately $0.3 and $0.1 million dollars, respectively.

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

In anticipation of the closing of the GIH Offering discussed above, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Non-Voting Series A Convertible Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Nevada. Pursuant to the Certificate of Designation, the Company’s Board of Directors designated a new series of the Company’s preferred stock, the Non-Voting Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”). The Certificate of Designation authorized the Company to issue 1,020,000 shares of Series A Preferred Stock. Each share of Series A Preferred Stock has a liquidation preference of $2.75 per share. The holders of the Series A Preferred Stock have no voting rights. In addition, as long as 255,000 shares of Series A Preferred Stock are outstanding, the Company may not take certain actions without first having obtained the affirmative vote or waiver of the holders of a majority of the outstanding shares of Series A Preferred Stock. The Company has the option at any time after August 2, 2019 to redeem some or all of the outstanding Series A Preferred Stock for an amount in cash equal to the liquidation preference plus the amount of any accrued but unpaid dividends of the Series A Preferred Stock being redeemed. The holders of the Series A Preferred Stock do not have the ability to require the Company to redeem the Series A Preferred Stock. The liquidation preference of the Series A Preferred Stock at December 31, 2017 is $2,805,000.

Warrants

Outstanding Warrants	December 31,	December 31,
	2017	2016
Issued to Investors on July 28, 2010, entitling the holders to purchase 207,000 common shares in the Company at an exercise price of $45.00 per common share up to and including July 27, 2017.	-	207,000

Issued to Investors on October 25, 2013, entitling the holders to purchase 250,000 common shares in the Company at an exercise price of $11.50 per common share up to and including April 24, 2021. In 2016, 59,450 of these warrants were exchanged for common stock, and all remaining warrant holders agreed to new warrant terms which excluded any potential net cash settlement provisions in exchange for a reduced exercise price of $6.25 per share.	163,986	163,986

Issued to Investors on November 17, 2014, entitling the holders to purchase 546,919 common shares in the Company at an exercise price of $11.55 per common share up to and including May 16, 2022. On June 30, 2016, the warrant holders agreed to new warrant terms which excluded any potential net cash settlement provisions in order to classify them as equity in exchange for a reduced exercise price of $6.25 per share.	546,919	546,919

Issued to an Investor on June 28, 2016, entitling the holders to purchase 295,267 common shares in the Company at an exercise price of $0.05 per common share (pre-funded) up to and including June 27, 2021. These warrants were exercised on July 12, 2017.	-	295,267

Issued to an investor on August 10, 2016, entitling the holders to purchase 500,000 common shares in the Company at an exercise price of price of $0.01 per share, up to and including December 31, 2019. These warrants were exercised in January 2018 (Note 13 - Subsequent Events).	500,000	500,000

	1,210,905	1,713,172

Stock-based Compensation – Stock Options

2015 Stock Plan

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

(ii)

Subject to adjustment in accordance with the Plan as amended, no Participant shall be granted, during any one-year period, Stock Options to purchase Common Stock and Stock Appreciation Rights with respect to more than three hundred thousand (300,000) shares of Common Stock in the aggregate. The Plan also separately limits other Equity Awards with respect to more than three hundred thousand (300,000) shares of Common Stock in the aggregate. If an Award is to be settled in cash, the number of shares of Common Stock on which the Award is based shall count toward the individual share limit; and

(iii)

A ten percent shareholder shall not be granted an Incentive Stock Option unless the Option exercise price is at least 110% of the fair market value of the common stock at the grant date and the option is not exercisable after the expiration of five years from the grant date.

Total stock options outstanding at December 31, 2017 and 2016, under the 2006 Stock Plan and 2015 Equity Incentive Plan were 3,976,884 and 2,172,581 of which 2,434,148 and 1,722,105 of these options were vested at December 31, 2017 and 2016, respectively. Total stock-based compensation was approximately $1.2 million and $2.0 million for the years ended December 31, 2017 and 2016, respectively.

Short-Term Incentive Stock Options and Non-Qualified Stock Option Grants

On August 30, 2017 the Compensation Committee and Board granted 31,425 non-qualified stock options with a strike price of $1.08 which was the closing price of the Company’s stock on the grant date to a consultant of the company, under the 2015 Equity Incentive Plan. These options have a 10-year contractual term, with a grant date fair market value of approximately $0.80 per option. These options vest annually straight line over a three-year period.

On October 26, 2017, the Compensation Committee of the Board granted 523,319 short-term incentive stock options and non-qualified stock options under the 2015 Equity Incentive Plan to employees and consultants of the Company. All of these stock options vested immediately, with a strike price of $1.05, which was the closing price of the Company’s stock on October 26, 2017. These options have a 10-year contractual term, with a fair market value of approximately $0.73 per option with an expected term of 5 years.

Long-Term Non-Qualified Option Grants

On October 26, 2017 the Compensation Committee of the Board granted 1,299,533 long-term non-qualified stock options to employees, consultants and directors of the Company. Out of this total, approximately 1,120,322 stock options were issued to employees and consultants containing both performance-based and market-based vesting provisions. These performance-based and market-based stock options vest only upon the applicable performance conditions or market conditions being satisfied by certain milestone dates, based on either a graded vesting schedule for each performance-based milestone or an accelerated 100% vesting for one performance-based milestone and one market-based milestone, see below. The graded vesting schedule is based on the achievement of performance-based milestones related to the formation of the joint venture with Framatome and the development milestones for the fuel. Accelerated vesting of all these option grants would occur upon achievement of one or both of the following performance-based and market-based milestones:

1.	The Company’s closing stock price is above $3 per share by December 31, 2018

2.	The Company secures at least a $2 million investment from a commercial nuclear industry entity other than Framatome by December 31, 2019

The remaining approximate 179,211 stock options were issued to the directors of the Company and vest over a one-year period on the anniversary date of the grant. These stock options have a strike price of $1.05, which was the closing price of the Company’s stock on October 26, 2017. All options granted have a 10-year contractual term.

All such long-term non-qualified stock options issued in excess of the 2.9 million shares authorized under the 2015 Equity Stock Plan (which total approximately 0.7 million out of the total approximate 1.3 million options granted) were issued contingent upon shareholder approval of an increase in the number of shares available under the 2015 Equity Stock Plan (with such number of contingent options to be granted is granted pro-rata among the grantees).

2016 Short-Term Non-Qualified Option Grants

On November 9, 2016, the Board granted short-term non-qualified stock options relating to approximately 670,000 shares under the 2015 Equity Incentive Plan to employees and consultants of the Company. These stock options were granted by the Board upon recommendation by the Compensation Committee and vested immediately, with a strike price of $1.54, which was the closing price of the Company’s stock on November 9, 2016. These options have a 10-year contractual term, with a fair market value of $1.05 per option and an expected term of 5 years.

Stock option transactions to the employees, directors and consultants are summarized as follows for the year ended December 31, 2017:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Beginning of the year	2,172,581	$6.70	$4.83
Granted	1,854,277	1.05	0.77
Exercised	-	-	-
Forfeited	-	-	-
Expired	(49,974)	45.53	38.70
End of the year	3,976,884	3.58	2.49

Options exercisable	2,434,148	4.84	3.36

Stock option transactions to the employees, directors and consultants are summarized as follows for the year ended December 31, 2016:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Beginning of the year	1,047,450	$18.50	$20.30
Granted	1,210,467	3.02	1.71
Exercised	-	-	-
Forfeited	-	-	-
Expired	(85,336)	99.37	97.81
End of the year	2,172,581	$6.70	$4.83

Options exercisable	1,722,105	$7.03	$5.15

A summary of the status of the Company’s non-vested options as of December 31, 2016 and 2017, and changes during the years ended December 31, 2017 and 2016, is presented below:

	Shares	Weighted- Average Fair Value Grant Date	Weighted Average Exercise Price
Non-vested Option Shares
Non-vested - December 31, 2015	359,001	$4.55	$6.70

Granted	1,210,467	$1.71	$3.02
Vested	(1,118,992)	1.81	3.19
Forfeited	-	-	-
Non-vested – December 31, 2016	450,476	$3.60	$5.40

Granted	1,854,277	$0.77	$1.05
Vested	(762,017)	1.67	2.54
Forfeited	-	-	-
Non-vested – December 31, 2017	1,542,736	$1.10	$1.58

As of December 31, 2017, there was approximately $1.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 0.99 years. For stock options outstanding at December 31, 2017, the intrinsic value was approximately $0.3 million. There was substantially no intrinsic value for the stock options outstanding at December 31, 2016.

The above tables include options issued and outstanding as of December 31, 2017 and 2016, as follows:

i)	A total of 74,890 non-qualified 10-year options have been issued, and are outstanding, to advisory board members at exercise prices of $1.08 to $50.25 per share.

ii)

A total of 3,213,029 non-qualified 5-10-year options have been issued, and are outstanding, to our directors, officers, and employees at exercise prices of $1.05 to $43.25 per share. From this total, 1,070,659 options are outstanding to the Chief Executive Officer who is also a director, with remaining contractual lives of 1.5 years to 9.8 years. All other options issued to directors, officers, and employees have a remaining contractual life ranging from 0.4 years to 9.8 years.

iii)	A total of 688,965 non-qualified 3-10-year options have been issued, and are outstanding, to our consultants at exercise prices of $1.05 to $43.25 per share.

The following table provides certain information with respect to the above-referenced stock options that are outstanding and exercisable at December 31, 2017:

	Stock Options Outstanding			Stock Options Vested
	Weighted			Weighted
	Average			Average
	Remaining		Weighted	Remaining		Weighted
	Contractual	Number	Average	Contractual	Number	Average
	Life	of	Exercise	Life	of	Exercise
Exercise Prices	-Years	Awards	Price	-Years	Awards	Price

$1.05-$2.00	9.56	2,528,666	$1.18	9.28	1,197,708	$1.33
$2.01-$6.00	7.86	821,174	$4.59	7.86	651,429	$4.58
$6.01-$20.00	5.12	505,694	$7.47	4.93	463,661	$7.58
$20.01-$45.00	1.66	118,016	$29.85	1.66	118,016	$29.85
$45.01-$72.00	0.18	3,334	$50.25	0.18	3,334	$50.25
Total	8.40	3,976,884	$3.58	7.70	2,434,148	$4.84

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

We use the historical volatility of our stock price over the number of years that matches the expected life of our stock option grants or we use the historical volatility of our stock price since January 5, 2006, the date we announced that we were becoming a public company, to estimate the future volatility of our stock. At this time, we do not believe that there is a better objective method to predict the future volatility of our stock for options with an expected term that is greater than our stock trading history. Prior to January 1, 2015, we estimated the life of our option awards based on the full contractual term of the option grant. To date we have had very few exercises of our option grants, and those stock option exercises had occurred just before the contractual expiration dates of the option awards. Since the strike price of most of our outstanding awards is greater than the price of our stock, generally awards have expired at the end of the contractual term. For options granted after January 1, 2015, we have applied the simplified method to estimate the expected term of our option grants as it is more likely that these options may be exercised prior to the end of the term. We estimate the effect of future forfeitures of our option grants based on an analysis of historical forfeitures of unvested grants, as we have no better objective basis for that estimate. The expense that we have recognized related to our grants includes the estimate for future pre-vest forfeitures. We will adjust the actual expense recognized due to future pre-vest forfeitures as they occur.

Weighted average assumptions used in the Black Scholes option-pricing model for the service-based stock options issued for the years ended December 31, 2017 and 2016, were as follows:

	Year ended	Year ended
	December 31,	December 31,
	2017	2016

Average risk-free interest rate	2.15%	1.57%
Average expected life- years	5.67	5.05
Expected volatility	87.24%	87.74%
Expected dividends	$0.0	$0.0

In accordance with ASC 718, the market-based and performance-based long-term non-qualified option grants awards issued in 2017 were assigned a fair value of $0.80 per option share (total value of $0.9 million) on the date of grant using a Monte Carlo simulation. The following assumptions were used in the Monte-Carlo simulation model:

Expected volatility	87.5% to 91%
Risk free interest rate	2.24% to 2.42%
Dividend yield rate	0%
Weighted average remaining expected life	4.2 years
Closing price per share – common stock	$1.05

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

BUSINESS SEGMENT RESULTS - YEARS ENDED DECEMBER 31, 2017 AND 2016

	Consulting Business		Technology Business		Corporate			Total
	2017	2016	2017	2016	2017		2016	2017	2016
Revenue	$175,446	$760,577	$-	$-	$		$-	$175,446	$760,577
Segment Loss – Pre- Tax	$(78,513)	$(288,119)	$(2,282,938)	$(2,748,337)		$(4,743,446)	$(3,308,720)	$(7,104,897)	$(6,345,176)
Total Assets	$10,400	$388,434	$1,367,692	$1,160,465		$5,567,901	$5,253,476	$6,945,993	$6,802,375
Interest Expense	$-	$-	$-	$-		$16,095	$29,386	$16,095	$29,386

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

Annually, the Board assesses and approves the fair value measurement policies and procedures. At least annually, the finance department determines if the current valuation techniques used in the fair value measurements are still appropriate and evaluates and adjusts the unobservable inputs used in the fair value measurements based on current market conditions and third-party information. There were no warrant liabilities on the accompanying consolidated balance sheet at December 31, 2017 and 2016. The reconciliation of warrant liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

($ rounded to nearest thousand)	Warrant Liability

Balance at December 31, 2015	$2,327,000
Reclassification to equity	(817,000)
Warrant modification expense	162,000
Change in fair value of warrant liability	(1,672,000)
Balance at December 31, 2016	$-
Reclassification to equity	-
Warrant modification expense	-
Change in fair value of warrant liability	-
Balance at December 31, 2017	$-

The fair value of the warrant liability was based on Level 3 inputs. For this liability, the Company developed its own assumptions that do not have observable inputs or available market data to support the fair value. Significant increases (decreases) in any of those Level 3 inputs in isolation would result in a significantly lower (higher) fair value measurement.

We believe that the fair values of our current assets and current liabilities approximate their reported carrying amounts. There were no transfers between Level 1, 2 and 3 at December 31, 2017 and 2016.

Note 13. Subsequent Events

Joint Venture Operating Agreement – Framatome

On January 24, 2018, we formed a joint venture with Framatome, named Enfission, LLC, a Delaware limited liability company (“Enfission”). On January 25, 2018, we entered into an Operating Agreement for Enfission. Enfission will serve as an exclusive vehicle to develop, license and sell nuclear fuel assemblies based on Company-designed metallic fuel technology and other advanced nuclear fuel intellectual property licensed to Enfission by the Company and Framatome or their affiliates. The joint venture builds on the joint fuel development and regulatory licensing work under previously signed agreements initiated in March 2016. The Company owns 50% of Enfission’s Class A voting membership units and Framatome owns the other 50%.

Equity Transactions

ATM Prospectus Supplement Filings and Transactions

On January 24, 2018, the Company filed an additional prospectus supplement to register an additional approximate $5.9 million under the New ATM agreement with B. Riley FBR, Inc. We have raised an approximate $5.9 million under this $5.9 million prospectus supplement in 2018.

On January 26, 2018, the Company filed an additional prospectus supplement to register an additional approximate $6.6 million under the New ATM agreement. We have raised an approximate $6.6 million under this prospectus supplement in 2018.

On February 7, 2018, the Company filed an additional prospectus supplement to register an additional approximate $5.9 million under the New ATM agreement. We have raised an approximate $5.9 million under this prospectus supplement in 2018.

On March 2, 2018 the Company filed an additional prospectus supplement to register an additional approximate $4.2 million under the New ATM agreement. As of the date of this 10-K, we have raised an approximate $2 million under this prospectus supplement in 2018.

Convertible Preferred Stock – Series B Offering

On January 30, 2018, we closed on our offering of approximate $4 million of our Convertible Series B Preferred Stock. We issued 2,666,667 shares of the Company’s newly created Non-Voting Series B Convertible Preferred Stock (the “Series B Preferred Stock”) and associated warrants to purchase up to 666,664 shares of the Company’s common stock to the several purchasers for approximately $4.0 million or approximately $1.50 per share of Series B Preferred Stock and associated warrant. Dividends accrue on the Series B Preferred Stock at the rate of 7% per year and will be paid in-kind. The Warrants have a per share of common stock exercise price of $1.875, which is subject to adjustment in the event of certain stock dividends and distributions, stock splits, recapitalizations, stock combinations, reclassifications or similar events affecting the Company’s common stock. The Warrants are exercisable upon issuance and will expire six months after issuance. On February 6, 2017 the Company entered into a consulting agreement with the consulting firm who introduced the Company to these investors. The consulting agreement calls for monthly retainer payments of $15,000, which are credited against any transaction introductory fee earned by the consultant. This agreement calls for a seven percent transaction introductory fee and warrants equal to 5 percent of the total transaction amount, at a strike price equal to the offering price for a three-year term.

The Company filed a Certificate of Designation of Preferences, Rights and Limitations of Non-Voting Series B Convertible Preferred Stock (the “Series B Certificate of Designation”) with the Secretary of State of the State of Nevada. Pursuant to the Series B Certificate of Designation, the Company’s Board of Directors designated a new series of the Company’s preferred stock, the Non-Voting Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”). The Series B Certificate of Designation authorized the Company to issue 2,666,667 shares of Series B Preferred Stock. Each share of Series B Preferred Stock has a liquidation preference of $1.50 per share. The holders of the Series B Preferred Stock have no voting rights. In addition, as long as the shares of Series A Preferred Stock are outstanding, the Company may not take certain actions without first having obtained the affirmative vote or waiver of the holders of a majority of the outstanding shares of Series B Preferred Stock. The Company has the option at any time after August 2, 2019 to redeem some or all of the outstanding Series B Preferred Stock for an amount in cash equal to the liquidation preference plus the amount of any accrued but unpaid dividends of the Series B Preferred Stock being redeemed. The holders of the Series B Preferred Stock do not have the ability to require the Company to redeem the Series B Preferred Stock.

Expiration of Equity Line Agreement and Equity Line Option Agreement

From January 1, 2018 to January 8, 2018, the Company received additional gross proceeds of approximately $0.7 million under the Aspire Equity line agreement from the sale of approximately 0.6 million shares of its common stock.

On January 8, 2018, our common stock purchase agreement for the Equity Line with Aspire Capital terminated. Under the terms and conditions of Series B Convertible Preferred Stock Offering, mentioned above, the Company can no longer execute on the Aspire Option agreement and therefore it cannot enter into any new Equity Line agreements under this option agreement in the future (Note 10). The deferred financing cost asset balance of approximately $1.0 million at December 31, 2017 was expensed to financing costs in January 2018. The 500,000 warrants issued to Aspire Capital to obtain this Aspire Option Agreement were exercised in January 2018.

Long-Term Non-Qualified Performance-Based and Market-Based Option Grants vest on January 25, 2018

On October 26, 2017 the Compensation Committee of the Board granted performance-based and market-based long-term non-qualified stock options relating to approximately 1.3 million shares to employees, consultants and directors of the Company. These performance-based and market-based stock options vest only upon the applicable performance conditions being satisfied by certain milestone dates, based on either a graded vesting schedule for each milestone or an accelerated vesting schedule. Accelerated vesting occurred on January 25, 2018 when the Company’s stock price closed above $3 per share and therefore met the market-based milestone for 100% vesting of these option grants, as set forth in these stock option agreements (see Note 10 - Long-Term Non-Qualified Option Grants).

Filing of New $75 Million Shelf Registration Statement

On March 15, 2018, the Company expects to file a new shelf registration statement on Form S-3, registering the sale of up to $75 million of the Company’s securities. Due to limitations under the rules of Form S-3, the Company was limited in 2017 and 2016 in selling up to one-third of the aggregate market value of the common equity held by non-affiliates in primary offerings under its prior effective shelf registration statement on Form S-3, including any sales made pursuant to the MLV ATM or the New ATM offering.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTBRIDGE CORPORATION

Date: March 14, 2018	By:	/s/ Seth Grae
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

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on March 14, 2018.

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

