Form 10-K/A
period 2017-12-31
LIGHTBRIDGE Corp
filed 2018-03-30
CIK 1084554

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Lightbridge Corporation (the “Company”) for the year ended December 31, 2017, as filed with the Securities and Exchange Commission on March 14, 2018 (the “Original Form 10-K”). This Amendment is being filed solely to amend and restate the disclosure in Part III of the Original Form 10-K to conform to the disclosure set forth in the Company’s definitive proxy statement filed on March 29, 2018. In the definitive proxy statement, the Company provided certain additional disclosure concerning executive and director compensation, related party transactions, and director biographies compared to the disclosure set forth in the Original 10-K, along with other immaterial changes, and the Company is amending and restating the disclosure in Part III of the Original Form 10-K to reflect such additional disclosure. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No other parts or disclosures from the Original Form 10-K are included in this Amendment other than Part III and Part IV, Item 15 below, and except as required to reflect the matters set forth in such included disclosure, this Amendment does not reflect events or developments that have occurred after the date of the Original Form 10-K and does not modify or update disclosures presented in the Original Form 10-K in any way. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events, results, or developments that have occurred or facts that have become known to us after the date of the Original Form 10-K (other than as discussed above), and such forward-looking statements should be read in their historical context. Accordingly, this Amendment should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Form 10-K.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Set forth below are the names of our current directors, executive officers and significant employees, their ages, all positions and offices that they hold with us, the period during which they have served as such, and their business experience during at least the last five years.

Name	Age	Position with Lightbridge	Director Since
Seth Grae	55	President, CEO and Director	April 2006
Thomas Graham, Jr.	84	Chairman and Corporate Secretary	April 2006
Xingping Hou	57	Co-Chairman	August 2016
Victor E. Alessi	78	Director	August 2006
Kathleen Kennedy Townsend	66	Director	October 2013
Daniel B. Magraw	71	Director	October 2006
Linda Zwobota	67	Chief Financial Officer	—
Andrey Mushakov	41	Executive Vice President – International Nuclear Operations	—

Name	Position with Lightbridge and Principal Occupations
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

Ambassador Graham worked on the negotiation of the Chemical Weapons Convention and the Biological Weapons Convention. He drafted the implementing legislation for the Biological Weapons Convention and managed the Senate approval of the ratification of the Geneva Protocol banning the use in war of chemical and biological weapons. Mr. Graham served as a member of the International Advisory Board for the nuclear program of the United Arab Emirates from 2009 through its termination in October 2017. He is also Chairman of the Board of CanAlaska Uranium Ltd. of Vancouver, Canada (TSX: CVV), a uranium exploration company.

Ambassador Graham received an A.B. in 1955 from Princeton University and a J.D. in 1961 from Harvard Law School. He is a member of the Kentucky, the District of Columbia and the New York Bar Associations and is a member of the Council on Foreign Relations. He chaired the Committee on Arms Control and Disarmament of the American Bar Association from 1986-1994. Ambassador Graham received the Trainor Award for Distinction in Diplomacy from Georgetown University in 1995 and the World Order Under Law award from the International Law Section of the American Bar Association in 2007. He has taught at a number of universities as an adjunct professor including the University of Virginia Law School, Georgetown University Law Center, Georgetown University School of Foreign Service, the University of Washington, the University of Tennessee, Stanford University, and Oregon State University. He has published numerous non-fiction books, including The Alternate Route: Nuclear Weapon Free Zones and Seeing the Light, the Case for Nuclear Power in the 21st Century in 2017 and Unending Crisis in 2012, as well as a historical novel, Sapphire, A Tale of the Cold War in 2014.

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

Victor E. Alessi

Dr. Alessi became a director of the Company on August 23, 2006. Dr. Alessi, who holds a Ph.D. in nuclear physics, is President Emeritus of the United States Industry Coalition (“USIC”), an organization dedicated to facilitating the commercialization of technologies of the New Independent States (“NIS”) of the former Soviet Union through cooperation with its members. He has held such position since August 1, 2006. Prior to becoming President Emeritus, Dr. Alessi held the positions of CEO and President of USIC since 1999. Previously, he was President of DynMeridian, a subsidiary of DynCorp, specializing in arms control, non-proliferation, and international security affairs. Before joining DynMeridian in early 1996, Dr. Alessi was the Executive Assistant to the Director, U.S. Arms Control and Disarmament Agency (“ACDA”). At ACDA he resolved inter-bureau disputes and advised the director on all arms control and non-proliferation issues. Dr. Alessi served as Director of the Office of Arms Control and Non-proliferation in the Department of Energy (“DOE”) prior to his work at ACDA, overseeing all DOE arms control and non-proliferation activities. As a senior DOE representative, Dr. Alessi participated in U.S. efforts that led to successful conclusion of the Intermediate Nuclear Forces (INF), Conventional Forces in Europe, Threshold Test Ban, Peaceful Nuclear Explosions, Open Skies, Strategic Arms Reductions Talks Treaties and the Chemical Weapons Convention. In this role, he was instrumental in implementing the U.S. unilateral nuclear initiative in 1991 and was a member of the U.S. delegation discussing nuclear disarmament with Russia and other states of the former Soviet Union. He was in charge of DOE’s support to the U.N. Special Commission on Iraq, to the Nunn-Lugar Initiative, and represented DOE in discussions on the Comprehensive Test Ban (“CTB”) with the other nuclear weapons states before the CTB negotiations began in Geneva in 1994. Dr. Alessi served as the U.S. board member to the International Science and Technology Center in Moscow since its founding in 1992 until 2011, and as a member of the board of directors of Valley Forge Composite Technologies, Inc. from 2008 until 2013. He is also the former U.S. board member to the Science and Technology Center in Ukraine. Dr. Alessi is a 1963 graduate of Fordham University, where he also earned a licentiate in Philosophy (Ph.L.) in 1964. He studied nuclear physics at Georgetown University, receiving his M.S. in 1968 and Ph.D. in 1969.

Name	Position with Lightbridge and Principal Occupations
Kathleen Kennedy Townsend

Ms. Townsend became a director of the Company in October 2013. Ms. Townsend has a long history of accomplishment in the public arena, and for the last decade in the private sector. Since 2007, she served as a managing director and currently as a senior advisor at the Rock Creek Group, an investment management company. Ms. Townsend has also served as director of retirement security at the Economic Policy Institute since November 2017. In addition, Ms. Townsend serves on the board of directors for the Pension Rights Center (a nonprofit consumer advocacy organization), NewTower Trust Company (a non-depository trust company that provides fiduciary and trustee services to the Multi-Employer Property Trust (MEPT), an open-end commingled real estate equity fund), and CanAlaska Uranium Ltd. (TSX: CVV) (a Canadian uranium exploration company).

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

Name	Position with Lightbridge and Principal Occupations
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

From 2016 through January 2018, Dr. Mushakov led a successful negotiating team effort to establish Lightbridge’s first commercial arrangement with a major nuclear fuel vendor via formation of a 50-50 US-based joint venture company, Enfission, LLC, between Lightbridge and Framatome, Inc.

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

Director Qualifications

Directors are responsible for overseeing the Company’s business consistent with their fiduciary duty to stockholders. This significant responsibility requires highly-skilled individuals with various qualities, attributes and professional experience. The Board believes that there are general requirements for service on the Board that are applicable to all directors and that there are other skills and experience that should be represented on the Board as a whole but not necessarily by each director. The Board and the Governance and Nominating Committee of the Board consider the qualifications of directors and director candidates individually and in the broader context of the Board’s overall composition and the Company’s current and future needs.

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

Thomas Graham, Jr.

Mr. Graham’s service as Chairman of the Board of the Company, his experience as chairman of the board of several other companies, his extensive experience and knowledge related to nuclear non-proliferation, his knowledge of international law, and his experience as a senior US diplomat provide valuable insight to the Board about the Company, and about nuclear policy and international law more generally.

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

The Board and Committees of the Board

The Company is governed by the Board that currently consists of six members: Seth Grae, Thomas Graham, Xingping Hou, Victor Alessi, Kathleen Kennedy Townsend and Daniel Magraw. The Board has established four Committees: the Audit Committee, the Compensation Committee, the Governance and Nominating Committee and the Executive Committee. Each of the Audit Committee, Compensation Committee and Governance and Nominating Committee are comprised entirely of independent directors. From time to time, the Board may establish other committees. The Board met five times in 2017. The Board has adopted a written charter for each of its committees which are available on the Company’s website www.ltbridge.com. Printed copies of these charters may be obtained, without charge, by contacting the Corporate Secretary, Lightbridge Corporation, 11710 Plaza America Drive, Suite 2000, Reston, VA 20190 USA. Each director attended at least 75% of all meetings of the Board of Directors and each committee on which he or she served during 2017, other than Mr. Hou due largely to time zone differences. Pursuant to the Company’s Corporate Governance Guidelines, directors are encouraged to attend annual meeting of stockholders, and each of Ms. Townsend and Messrs. Alessi, Grae, Graham and Magraw attended the Company’s 2017 annual meeting.

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

Our Governance and Nominating Committee does not have a specific policy with regard to the consideration of candidates recommended by stockholders; however any nominees proposed by our stockholders will be considered on the same basis as nominees proposed by the Board. If you or another stockholder want to submit a candidate for consideration to the Board, you may submit your proposal to our Corporate Secretary:

•	by sending a written request by mail to:

Lightbridge Corporation
11710 Plaza America Drive, Suite 2000
Reston, VA 20190 Attention: Corporate Secretary

•	by calling our Corporate Secretary, at 571-730-1200.

The Governance and Nominating Committee met two times during 2017.

Executive Committee

Our Executive Committee consists of Messrs. Alessi, Grae and Graham. The Executive Committee of the Company exercises the power of the Board between regular meetings of the Board and when timing is critical. The Executive Committee also assists the Board in fulfilling its oversight responsibility with respect to management-level staff, outside service providers, third-party vendors and sensitive information potentially subject to export controls.

Code of Ethics

The Board has adopted a Code of Business Conduct and Ethics that applies to the Company’s directors, officers and employees. A copy of this policy is available via our website at http://ir.ltbridge.com/corporate-governance.cfm. Printed copies of our Code of Business Conduct and Ethics may be obtained, without charge, by contacting the Corporate Secretary, Lightbridge Corporation, 11710 Plaza America Drive, Suite 2000, Reston, VA 20190 USA. During the fiscal year ended December 31, 2017, there were no waivers of our Code of Business Conduct and Ethics.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, executive officers and persons beneficially owning more than 10% of our common stock must report their initial ownership of our common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC and written representations of our directors and executive officers, we believe that all persons subject to such reporting requirements filed all required reports on a timely basis in 2017, except for Form 4 filings for Messrs. Mushakov, Grae, Alessi, Magraw and Graham and Mses. Zwobota and Townsend, each of which was due on October 30, 2017 and filed on November 2, 2017.

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

The Compensation Discussion and Analysis describes the compensation of the following named executive officers (“NEOs”):

Name	Title
Seth Grae	Chief Executive Officer, President and Director
Linda Zwobota	Chief Financial Officer
Andrey Mushakov	Executive Vice President for International Nuclear Operations

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

2017 Compensation Highlights

Following our say-on-pay votes in 2016 and 2017:

•	We expanded disclosure concerning our executive compensation decisions, including the addition of this Compensation Discussion and Analysis to our proxy statement beginning in 2017. While the Company is not required to include this disclosure so long as it qualifies as a “smaller reporting company” under SEC rules, we believe expanding our disclosure is important for our stockholders to better understand the basis for our compensation decisions.

•	In keeping with the decision of the Compensation Committee in October 2017, approximately 65% of our grants to employees and consultants only vested upon the meeting of specified performance goals.

•	To preserve cash, the Compensation Committee approved the payment of approximately 55% of 2017 short-term incentive bonuses in the form of stock options, rather than cash. This reflects the Compensation Committee’s continued belief that equity awards should form a significant portion of executive compensation, particularly in light of many of the existing option grants held by management having exercise prices significantly above the Company’s stock price.

•	Most employees received a modest 3% increase to base salary in 2017, with our CFO, Linda Zwobota, receiving a 6% increase to bring her salary within a competitive range of peer companies as determined by an independent compensation consultant retained by the Compensation Committee.

2017 Accomplishments

The Company achieved significant strategic goals during 2017 including, without limitation:

•	Framatome Joint Venture. As a result of significant efforts throughout 2017, in January 2018 Lightbridge and Framatome Inc. (formerly AREVA) finalized and launched Enfission, LLC, a 50-50 joint venture company to develop, license, manufacture and sell nuclear fuel assemblies based on Lightbridge-designed metallic fuel technology and other advanced nuclear fuel intellectual property.

•	Capital Raises. The Company raised approximately $6 million over the course of 2017 and approximately $25 million of funding in 2018 through March 14, 2018, funding the Company’s continued research into its nuclear fuel technology and providing capital into 2018 and beyond.

Philosophy of Our Compensation Program

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

•	Short-Term Incentive Compensation. The short-term incentive compensation component of our compensation program includes an annual bonus, payable in cash and/or equity awards, upon the achievement of specific planned performance goals. Such bonus serves as a vehicle for retention and allows us to deliver competitive compensation tied to performance.

•	Long-Term Incentive Compensation. The long-term incentive compensation component of our compensation program consists of stock options tied to performance targets and continued service that vest over multiple years.

•	Fixed Compensation. The fixed compensation elements of our compensation program include a base salary and retirement, health and welfare benefits.

•	No Perquisites. We do not provide any perquisites, whether cash or otherwise, to our NEOs.

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

Peer Group Analysis

The Company has historically evaluated its compensation program against the programs at other companies in order to ensure its compensation program is competitive. With the assistance of Pay Governance, the peer companies were selected based on (i) revenue scope within a reasonable range, (ii) market capitalization within a reasonable range of the Company’s market capitalization, and (iii) companies focused on technologies and services with potential environmental applications. In 2017, the peer group consisted of:

•	Altimmune, Inc.(1)	•	Arrowhead Pharmaceuticals, Inc.
•	Ecology & Environment, Inc.	•	Gevo, Inc.
•	GSE Systems, Inc.	•	Maxwell Technologies, Inc.
•	Perma-Fix Environmental Services, Inc.	•	Research Frontiers Incorporated
•	Spherix Incorporated	•	Superconductor Technologies Inc.
•	TRC Companies	•	US Ecology, Inc.

(1) PharmAthene, Inc., which was included in the 2016 peer group, merged with Altimmune, Inc. during 2017.

The Company traditionally targeted all elements of its compensation programs to provide a competitive compensation opportunity at the median range of companies whose compensation is used in our peer group.

Executive Compensation Elements

Overview and Compensation Mix

The following table illustrates the principal elements of the Company’s executive compensation program, each of which is evaluated and updated on an annual basis by the Compensation Committee:

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

Fixed Compensation

Base Salary. The Compensation Committee establishes base salaries for our executives based on the scope of their responsibilities, and takes into account competitive market compensation paid by comparable companies. The Company believes that a competitive compensation program will enhance its ability to attract and retain senior executives. In each case, the Compensation Committee takes into account each officer’s (i) current and prior compensation, (ii) scope of responsibilities, (iii) experience, (iv) comparable market salaries and (v) the Company’s achievement of performance goals (both financial and non-financial). The Compensation Committee also (i) has the opportunity to meet with the officers at various times during the year, which allows the Compensation Committee to form its own assessment of each individual’s performance and (ii) reviews reports of the CEO presented to the Compensation Committee, evaluating each of the other officers, including a review of their contributions and performance over the past year, strengths, weaknesses, development plans and succession potential.

In November 2017, after taking into account the above-mentioned factors, historical base salaries, the performance of the NEOs and the Company’s need to preserve capital, the Compensation Committee approved a 3% increase in the base salaries of Mr. Grae and Dr. Mushakov and a 6% increase in the base salary of Ms. Zwobota, as follows:

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

Short-Term Incentive Compensation

The Compensation Committee has established a short-term incentive (STI) program pursuant to which each of the NEOs could earn a cash or stock-based bonus on the achievement of individualized or Company-wide performance expectations. The target value of the award was established at 50% of base salary in the case of Mr. Grae and Dr. Mushakov and 40% of base salary in the case of Ms. Zwobota.

“Say-on-Pay” Stockholder Vote

In 2017, as in prior years, we sought an advisory vote from our stockholders regarding our executive compensation program and received approximately 81% support. While stockholder support increased from 2016, the Compensation Committee continues to seek improvement in the Company’s executive compensation program, and to that end increased (i) the portion of short-term incentive bonuses payable in the form of stock options, rather than cash, from approximately 50% in 2016 to approximately 55% in 2017, and (ii) the percentage of total compensation for NEOs tied to the achievement of performance measures from approximately 40% in 2016 to approximately 45% in 2017.

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

Employment Agreements and Other Arrangements

Seth Grae. On February 14, 2006, the Company entered into an employment agreement with Seth Grae. Mr. Grae receives a base salary under the agreement, which is currently set at $459,268 annually. Mr. Grae is also eligible to receive raises and discretionary bonuses, as well as stock based compensation over the term of the agreement. Upon termination by the Company other than for cause, Mr. Grae will receive severance payments equal to his base salary at the time of termination for twelve months, payable in installments in accordance with the Company’s normal payroll practices.

Linda Zwobota. On November 26, 2014, Ms. Zwobota assumed the role of interim Chief Financial Officer of the Company. Prior to that appointment, Ms. Zwobota served as the Company’s Controller, a position she held since October 2009, when she joined the Company. In 2015, the Board appointed Ms. Zwobota as Chief Financial Officer of the Company. Ms. Zwobota does not have an employment agreement with the Company and is employed at-will. She currently receives annual base compensation of $208,826.

Andrey Mushakov. On July 27, 2006, the Company entered into an employment agreement with Dr. Mushakov. Dr. Mushakov receives a base salary under the agreement, which is current set at $286,443 annually. Dr. Mushakov is also eligible to receive raises and discretionary bonuses, as well as stock based compensation over the term of the agreement. Upon termination by the Company, Dr. Mushakov will receive severance payments equal to his base salary at the time of termination for six months, payable in installments in accordance with the Company’s normal payroll practices.

Internal Revenue Code Section 162(m)

Section 162(m) of the Internal Revenue Code generally places a $1,000,000 limit on the deductibility for federal income tax purposes of the annual compensation paid to a company’s CEO and each of its other three most highly compensated executive officers (excluding the CFO). However, “qualified performance-based compensation” was previously exempt from this deductibility limitation. Qualified performance-based compensation is compensation paid based solely upon the achievement of objective performance goals, the material terms of which are approved by the stockholders of the paying corporation.

The Tax Cuts and Jobs Act (the “Act”), which was signed into law at the end of 2017, makes significant changes to the deduction limit under Section 162(m), all of which will be effective for taxable years beginning on and after January 1, 2018. The Act eliminates the current exception to the deduction limit for qualified performance-based compensation and broadens the application of the deduction limit to certain current and former executive officers who previously were exempt from such limit. However, the Act also includes a transition provision, which exempts from the above changes compensation under a written binding agreement that was in effect on November 2, 2017 and was not subsequently materially amended. Therefore, compensation paid to a covered executive in excess of $1,000,000 will not be deductible for taxable years beginning on and after January 1, 2018 unless it qualifies for transition or other regulatory relief.

The Compensation Committee considers the anticipated tax treatment to the Company when determining executive compensation and routinely seeks to structure its executive compensation program in a way that preserves the deductibility of compensation payments and benefits. It should be noted, however, that there are many factors which are considered by the Compensation Committee in determining executive compensation and, similarly, there are many factors that may affect the deductibility of executive compensation. In order to maintain the flexibility to be able to compensate NEOs in a manner designed to promote varying corporate goals, the Compensation Committee has not adopted a strict policy that all executive compensation must be deductible under Section 162(m).

Report of the Compensation Committee

The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management, and based on review and discussions, the Compensation Committee recommended to the Board the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Members of the Compensation Committee:

Victor E. Alessi

Daniel B. Magraw

Kathleen Kennedy Townsend

2017 Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our NEOs for services rendered in all capacities during the noted periods.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Option Awards ($)(2)(3)	Total ($)
Seth Grae	2017	449,235	111,473	372,932	933,640
CEO, President and Director	2016	435,069	189,396	227,275	851,740
Linda Zwobota	2017	199,961	39,401	156,025	395,387
CFO	2016	189,188	56,287	67,545	313,020
Andrey Mushakov	2017	280,186	69,525	232,596	582,307
EVP for International Nuclear Operations	2016	271,350	118,125	141,750	531,225

(1) Bonuses were paid in January 2018.

(2) For a discussion of the assumptions and methodologies used in calculating the grant date fair value of the stock option awards, please see Note 10 to the Company’s consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

(3) 64% and 70% of the fair market value of options granted to Linda Zwobota, and to Seth Grae and Andrey Mushakov, respectively, were granted subject to performance conditions that were achieved in 2018. 54% of the fair market value of these performance-based options is subject to stockholder approval of an increase in the number of underlying shares in the 2015 Equity Incentive Plan.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth all outstanding equity awards to our named executive officers as of December 31, 2017.

Name	Option Awards
	Number of Securities Underlying Unexercised Options (#)			Option Exercise	Option Expiration
	Exercisable	Unexercisable		Price ($)	Date
Seth Grae	22,574	—		28.50	7/14/2019
	13,328	—		43.25	3/11/2020
	8,521	—		27.65	3/19/2021
	31,062	—		12.75	5/5/2019
	65,780	9,847	(1)	6.30	4/8/2025
	8,317	935		6.30	8/12/2025
	165,702	43,440		4.60	11/20/2025
	218,377	—		1.54	11/9/2026
	182,629	300,147	(2)	1.05	10/26/2027
Linda Zwobota	3,872	—		12.75	5/5/2019
	19,172	4,487	(3)	6.30	4/9/2025
	3,904	729		6.30	8/12/2025
	42,936	15,061		4.60	11/20/2025
	64,900	—		1.54	11/9/2026
	64,552	136,475	(2)	1.05	10/26/2027
Andrey Mushakov	2,703	—		28.50	7/13/2019
	1,710	—		43.25	3/11/2020
	1,847	—		27.10	4/11/2021
	12,125	—		12.75	5/5/2019
	32,329	4,487	(1)	6.30	4/8/2025
	7,056	729		6.30	8/12/2025
	93,701	27,093		4.60	11/20/2025
	136,200	—		1.54	11/9/2026
	113,905	187,200	(2)	1.05	10/26/2027

(1) These stock options vest on April 8, 2018.

(2) These stock options vested upon the satisfaction of certain performance criteria in January 2018, but stock options to purchase 161,676 shares in the case of Mr. Grae, 73,513 shares in the case of Ms. Zwobota and 100,836 shares in the case of Dr. Mushakov remain contingent upon stockholder approval of an increase in the number of underlying shares in the 2015 Equity Incentive Plan.

(3) These stock options vest on April 9, 2018.

Potential Payments upon Termination or Change in Control

Employment Agreements

As noted above under “—Employment Agreements and Other Arrangements,” each of Mr. Grae and Dr. Mushakov has entered into an employment agreement with the Company. Upon their death or disability, or upon their termination by the Company without cause (as defined in each employment agreement) or by either NEO for good reason (as defined in each employment agreement), each of Mr. Grae and Dr. Mushakov will receive severance payments equal to his base salary at the time of termination, for twelve months in the case of Mr. Grae and six months in the case of Dr. Mushakov, payable in installments in accordance with the Company’s normal payroll practices. Each of Mr. Grae and Dr. Mushakov will also be entitled to continued benefits under the Company’s group health, dental and life insurance plans, for a period of twelve months following termination in the case of Mr. Grae and six months following termination in the case of Dr. Mushakov.

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

Director Compensation

The following table sets forth certain information concerning the compensation paid to our directors for services rendered to us during the fiscal 2017. Neither of Messrs. Grae or Hou was compensated for his service as a director in 2017. Beginning October 2017, Ms. Townsend is paid $35,646 annually, up from $34,608 annually, and Mr. Alessi and Mr. Magraw are each paid $33,864 annually, up from $32,878 annually. Mr. Graham, who serves as Chairman of the Board and Corporate Secretary, earned an annual salary of $193,408 during 2017 pursuant to an employment agreement with the Company, which amount was increased to $199,210 in October 2017. Directors are reimbursed for out of pocket expenses incurred as a result of their participation on our Board.

In addition, each director other than Messrs. Grae and Hou was awarded stock options in October 2017, relating to 46,548 shares for Ms. Townsend and 44,221 shares for each of Messrs. Alessi, Graham and Magraw. The stock options vest on October 26, 2018 and a portion of each stock option remains contingent upon stockholder approval of an increase in the number of underlying shares in the 2015 Equity Incentive Plan.

Name	Fees Earned or Paid in Cash ($)	Option Awards(1) ($)	Total ($)
Victor Alessi	$33,124	$32,888	$66,012
Thomas Graham, Jr.	$195,797	$32,888	$228,685
Xingping Hou	—	—	—
Daniel Magraw	$33,124	$32,888	$66,012
Kathleen Kennedy Townsend	$34,868	$34,618	$69,486

(1) For a discussion of the assumptions and methodologies used in calculating the grant date fair value of the stock option awards, please see Note 10 to the Company’s consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

As of December 31, 2017, the Company’s directors other than Mr. Grae held the following stock options:

•	For each of Mr. Alessi and Mr. Magraw, stock options to purchase 73,799 shares of common stock, of which stock options to purchase 23,820 shares remain contingent upon stockholder approval of an increase in the number of underlying shares in the 2015 Equity Incentive Plan;

•	For Mr. Graham, stock options to purchase 64,238 shares of common stock, of which stock options to purchase 23,820 shares remain contingent upon stockholder approval of an increase in the number of underlying shares in the 2015 Equity Incentive Plan; and

•	For Ms. Townsend, stock options to purchase 75,548 shares of common stock, of which stock options to purchase 25,073 shares remain contingent upon stockholder approval of an increase in the number of underlying shares in the 2015 Equity Incentive Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information known to us with respect to the beneficial ownership of our common stock as of March 15, 2018 for: (i) each person known by us to beneficially own more than 5% of our voting securities, (ii) each named executive officer, (iii) each of our directors and nominees, and (iv) all of our current executive officers and directors as a group. The address of each executive officer, director and nominee is care of Lightbridge Corporation, 11710 Plaza America Drive, Suite 2000, Reston, VA 20190 USA. Except as explained in the footnotes to the following table, each person listed, and the members of the group, had sole voting power and sole investment power with respect to the shares shown.

Name	Common Stock Held Directly		Derivative Securities(1)	Total Beneficial Ownership	Percent of Common Stock
Seth Grae	122,815	(2)	857,206	980,021	4.0%
Linda Zwobota	10,833		266,781	277,614	1.2%
Andrey Mushakov	35,484		490,715	526,199	2.2%
Victor Alessi	3,310		29,580	32,890	*
Thomas Graham, Jr.	28,728	(3)	20,019	48,747	*
Xingping Hou	—		1,120,753	1,120,753	4.6%
Dan Magraw	10,182		29,580	39,762	*
Kathleen Kennedy Townsend	1,264		29,003	30,267	*
Current Directors and Executive Officers as a Group (eight people)	212,616		2,843,637	3,056,253	11.6%

* Denotes less than 1% of the outstanding shares of common stock.

(1) Other than in the case of Mr. Hou, consists of stock options to purchase the Company’s common stock that are exercisable within 60 days of March 15, 2018. For Mr. Hou, consists of convertible preferred common stock owned through a controlled entity.

(2) Includes 50,000 shares of common stock held by Mr. Grae’s spouse.

(3) Includes 4,000 shares of common stock held by Mr. Graham’s spouse.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information about the securities authorized for issuance under our 2015 Equity Incentive Plan, as amended, and 2006 Stock Plan, as amended, as of December 31, 2017.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights(1) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,318,167	$4.08	—
Equity compensation plans not approved by security holders	658,717	$1.05	—
Total	3,976,884	$3.58	—

(1) The weighted-average exercise price is calculated based solely on the exercise prices of the outstanding stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Other than the following transaction, none of our directors, director nominees, executive officers, 5% stockholders, or immediate family members of such persons has been involved in any transactions with us which are required to be disclosed pursuant to Item 404 of Regulation S-K:

On August 2, 2016, we sold 1,020,000 shares of our non-voting Series A convertible preferred stock to General International Holdings, Inc., a company controlled by Mr. Xingping Hou, for $2.8 million or approximately $2.75 per share. We also entered into an investors rights agreement with General International Holdings, Inc. on August 2, 2016 pursuant to which we agreed to appoint Mr. Hou to the Board of Directors.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the fees billed to us by BDO during the fiscal years ended December 31, 2017 and 2016.

	2017	2016
Audit Fees	$158,876	$181,228
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$158,876	$181,228

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

Tax Fees consist of the aggregate fees billed for professional services rendered for tax compliance, tax advice and tax planning. Included in such Tax Fees are fees for preparation of our tax returns and consultancy and advice on other tax planning matters.

All Other Fees consist of the aggregate fees billed for products and services provided by BDO and not otherwise included in Audit Fees, Audit Related Fees or Tax Fees. Included in such Other Fees are fees for services rendered in connection with any private and public offerings conducted during such periods.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report.

(3) Exhibits.

Exhibit Number	Description
31.1*	Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification — Principal Financial Officer and Principal Accounting Officer.

 ________________

* Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTBRIDGE CORPORATION

Date: March 30, 2018	By:	/s/ Seth Grae
Seth Grae
Chief Executive Officer,
President and Director

