Form 10-Q
period 2018-03-31
LIGHTBRIDGE Corp
filed 2018-05-09
CIK 1084554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the issuer’s common stock, as of May 1, 2018 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	25,151,127

LIGHTBRIDGE CORPORATION

Form 10-Q

MARCH 31, 2018

		Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)	3
	Condensed Consolidated Balance Sheets as of March 31, 2018 (unaudited) and December 31, 2017	3
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017 (unaudited)	5
	Condensed Consolidated Statement of Changes in Stockholders’ Equity for the year ended December 31, 2017 (audited) for the three months ended March 31, 2018 (unaudited)	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	7
	Forward - Looking Statements	24
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	36

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3.	Defaults Upon Senior Securities	37
Item 4.	Mine Safety Disclosures	37
Item 5.	Other Information	37
Item 6.	Exhibits	38

SIGNATURES		39

PART I—FINANCIAL INFORMATION

Lightbridge Corporation

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$21,973,862	$4,515,398
Accounts receivable - project revenue and reimbursable project costs	-	10,400
Other receivable from joint venture	488,685	-
Prepaid expenses and other current assets	146,612	70,067
Deferred financing costs, net	-	491,168
Total Current Assets	22,609,159	5,087,033

Investment in joint venture	4,188,673	-
Other Assets
Patent costs	1,462,492	1,367,692
Deferred financing costs, net	-	491,268
Total Other Assets	1,462,492	1,858,960
Total Assets	$28,260,324	$6,945,993

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,291,777	$1,151,210
Total Current Liabilities	1,291,777	1,151,210
Total Liabilities	1,291,777	1,151,210

Commitments and Contingencies – Note 5

Stockholders' Equity
Preferred stock, $0.001 par value, 10,000,000 authorized shares:
Convertible Series A preferred shares, 1,020,000 shares issued and outstanding at March 31, 2018 and December 31, 2017 (liquidation preference $3,142,813 and $3,088,764 at March 31, 2018 and December 31, 2017, respectively)	1,020	1,020
Convertible Series B preferred shares, 2,666,667 and 0 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively (liquidation preference $4,046,667 at March 31, 2018)	2,667	-
Common stock, $0.001 par value, 100,000,000 authorized, 23,927,882 shares and 12,737,703 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	23,928	12,738
Additional paid-in capital	119,483,933	93,602,539
Accumulated deficit	(92,543,001)	(87,821,514)
Total Stockholders' Equity	26,968,547	5,794,783
Total Liabilities and Stockholders' Equity	$28,260,324	$6,945,993

The accompanying notes are an integral part of these condensed consolidated financial statements

Lightbridge Corporation

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2018	2017
Revenue:

Consulting Revenue	$-	$135,485

Cost of Consulting Services Provided	-	85,363

Gross Margin	-	50,122

Operating Expenses
General and administrative	2,223,590	1,208,303
Research and development	911,034	464,343
Total Operating Expenses	3,134,624	1,672,646

Other Operating Income and (Loss)
Other income from joint venture	400,343	-
Equity in loss from joint venture	(1,028,327)	-
Total Other Operating Income and Loss	(627,984)	-

Operating Loss	(3,762,608)	(1,622,524)

Other Income and (Expenses)
Interest income	23,557	-
Financing costs	(982,436)	(122,804)
Other income	-	20
Total Other Income and (Expenses)	(958,879)	(122,784)

Loss before income taxes	(4,721,487)	(1,745,308)

Income taxes	-	-

Net loss	$(4,721,487)	$(1,745,308)

Accumulated preferred stock dividend	(112,902)	(49,000)
Deemed additional dividend on preferred stock dividend due the beneficial conversion feature	(31,134)	-
Deemed dividend on issuance of Series B convertible preferred stock due to beneficial conversion feature	(2,624,836)	-

Net loss attributable to common stockholders	$(7,490,359)	$(1,794,308)

Net Loss Per Common Share, Basic and Diluted	(0.39)	$(0.20)

Weighted Average Number of Common Shares Outstanding	19,231,578	9,138,014

The accompanying notes are an integral part of these condensed consolidated financial statements

Lightbridge Corporation

Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2018	2017
Operating Activities:
Net Loss	$(4,721,487)	$(1,745,308)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock-based compensation	1,273,035	229,631
Amortization of deferred financing cost	-	122,804
Write off of deferred financing costs	982,436	-
Equity in loss from joint venture	1,028,327	-
Changes in operating working capital items:
Accounts receivable - fees and reimbursable project costs	10,400	300,820
Other receivable from joint venture	(488,685)	-
Prepaid expenses and other assets	(76,545)	(84,134)
Accounts payable and accrued liabilities	140,567	78,262
Deferred lease abandonment liability	-	(42,164)
Net Cash Used In Operating Activities	(1,851,952)	(1,140,089)

Investing Activities:
Investment in joint venture	(5,217,000)	-
Patent costs	(94,800)	(42,889)
Net Cash Used In Investing Activities	(5,311,800)	(42,889)

Financing Activities:
Net proceeds from the issuance of common stock	20,722,215	2,813,160
Net proceeds from the issuance of preferred stock	3,900,001	-
Restricted cash	-	(24)
Net Cash Provided by Financing Activities	24,622,216	2,813,136

Net Increase In Cash and Cash Equivalents	17,458,464	1,630,158

Cash and Cash Equivalents, Beginning of Period	4,515,398	3,584,877

Cash and Cash Equivalents, End of Period	$21,973,862	$5,215,035

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-Cash Financing Activities:
Deemed dividend on Series B convertible preferred stock due to beneficial conversion feature	$2,624,836	$-
Accumulated preferred stock dividend	$144,036	$49,000
Decrease in accrued liabilities - stock-based compensation	$-	$121,720

The accompanying notes are an integral part of these condensed consolidated financial statements

Lightbridge Corporation

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity

	Series A		Series B				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2016	1,020,000	$1,020	-	$-	7,112,143	$7,112	$86,266,075	$(80,716,617)	$5,557,590

Consulting fees paid in stock - non-cash payment of accrued expenses	-		-	-	102,975	$103	$121,617	$-	$121,720
Shares issued - registered offerings – net of offering costs	-		-	-	5,236,001	5,236	6,021,828	-	6,027,064
Cashless exercise of stock warrants					286,584	287	(287)		-
Stock-based compensation	-		-	-	-	-	1,193,306	-	1,193,306
Net loss -year	-		-	-	-	-	-	(7,104,897)	(7,104,897)
Balance - December 31, 2017	1,020,000	$1,020	-	$-	12,737,703	$12,738	$93,602,539	$(87,821,514)	$5,794,783

Issuance of Preferred Stock			2,666,667	2,667			3,897,334		3,900,001
Shares issued - registered offerings – net of offering costs	-		-	-	10,693,535	10,694	20,711,521	-	20,722,215
Cashless exercise of stock warrants	-				496,644	496	(496)		-
Stock-based compensation			-	-	-	-	1,273,035	-	1,273,035
Net loss for the period	-		-	-	-	-	-	(4,721,487)	(4,721,487)
Balance – March 31, 2018 (unaudited)	1,020,000	$1,020	2,666,667	$2,667	23,927,882	$23,928	$119,483,933	$(92,543,001)	$26,968,547

The accompanying notes are an integral part of these condensed consolidated financial statements

LIGHTBRIDGE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation, Summary of Significant Accounting Policies and Nature of Operations

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Lightbridge Corporation and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America, including a summary of the Company’s significant accounting policies, have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2017, included in our Annual Report on Form 10-K for the year ended December 31, 2017.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month period have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms “Lightbridge”, "Company,” "we,” "us" or "our" mean Lightbridge Corporation and all entities included in our condensed consolidated financial statements.

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

Liquidity

As of March 31, 2018, the Company has an accumulated deficit of approximately $92.5 million, representative of recurring losses since inception. The Company has incurred recurring losses since inception due to the fact that it is a development stage nuclear fuel development company. The Company expects to continue to incur losses as a result of costs and expenses related to the Company’s research and development expenses and corporate general and administrative expenses.

At March 31, 2018, the Company had $22.0 million in cash and cash equivalents and had a working capital surplus of approximately $21.3 million. The Company had expended substantial funds on its research and development activities and expects to increase this spending through its equity contributions to Enfission, LLC. The Company’s net cash used in operating activities during the three months ended March 31, 2018 was approximately $1.9 million, and current projections indicate that the Company will have continued negative cash flows for the foreseeable future. Net losses incurred for the three months ended March 31, 2018 and 2017 amounted to approximately $4.7 million and $1.7, million respectively.

The amount of cash and cash equivalents on the balance sheet as of the date of the filing is approximately $22 million. The Company also may consider other plans to fund operations including: (1) raising additional capital through debt financings or from other sources; (2) additional funding through new relationships to help fund future research and development costs (i.e. Department of Energy funding); and (3) additional capital raises. The Company may issue securities, including common stock, preferred stock and stock purchase contracts through private placement transactions or registered public offerings, pursuant to its registration statement on Form S-3 filed with the Securities and Exchange Commission (“SEC”) on March 15, 2018 and declared effective on March 23, 2018. There can be no assurance as to the availability or terms upon which financing and capital might be available. The Company’s future liquidity needs, and ability to address those needs, will largely be determined by the success of the development of its nuclear fuel and key nuclear development and regulatory events and its business decisions in the future.

The Company believes that its current financial resources, as of the date of the issuance of these financial statements, are sufficient to fund its current 12 month operating budget, alleviating the substantial doubt raised by our historical operating results and satisfying our estimated liquidity needs 12 months from the issuance of these financial statements.

Equity Method Investment – Enfission, LLC - Joint Venture with Framatome Inc.

In January 2018, Lightbridge and Framatome Inc. a subsidiary of Framatome (formerly AREVA) finalized and launched Enfission, LLC, (“Enfission”), a 50-50 joint venture company to develop, license and sell nuclear fuel assemblies based on Lightbridge-designed metallic fuel technology and other advanced nuclear fuel intellectual property. Framatome and Framatome Inc. (collectively “Framatome”) is a leader in designing, building, servicing, and fueling reactor fleet and advancing nuclear energy. The two companies already began joint fuel development and regulatory licensing work under previously signed agreements initiated in March 2016. The joint venture Enfission is a Delaware-based limited liability company that was formed on January 24, 2018.

Management has determined that its investment in Enfission should be accounted for under the equity method of accounting. Under the equity method of accounting, an investee company’s accounts are not reflected within the Company’s condensed consolidated balance sheets and condensed consolidated statements of operations, however, the Company’s share of the losses of the investee company is reported in the Equity in loss from joint venture line item in the condensed consolidated statements of operations, and the Company’s carrying value in an equity method investee company is reported in the Investment in joint venture line item in the condensed consolidated balance sheets.

The Company allocates income (loss) utilizing the hypothetical liquidation book value ("HLBV") method, in which the Company allocates income or loss based on the change in each JV member’s claim on the net assets of the Company's operating agreement at period end after adjusting for any distributions or contributions made during such period. The Company uses this method because of the difference between the distribution rights and priorities set forth in the Joint Venture Operating Agreement and what is reflected by the underlying percentage ownership interests of the Joint Venture. Additionally, if the Company's carrying value in an equity method investment is zero and the Company has not guaranteed any obligations of the investee, nor is it required to provide additional funding to the investee, the Company will not recognize its share of any reported losses by the investee until future equity contributions or earnings are generated to offset previously unrecognized losses.

Basis of Consolidation

These condensed consolidated financial statements include the accounts of Lightbridge, a Nevada corporation, and our wholly-owned subsidiaries, TPI, a Delaware corporation and Lightbridge International Holding LLC, a Delaware limited liability company. All significant intercompany transactions and balances have been eliminated in consolidation. We registered a branch office in the United Kingdom in 2008 called Lightbridge Advisors Limited (inactive) and we also established a branch office in Moscow, Russia, in July 2009, which were wholly owned by Lightbridge International Holding LLC. The Moscow branch was closed in 2016 and the United Kingdom branch was closed in 2017. Translation gains and losses for the three months ended March 31, 2018 and 2017 were not significant.

As of January 24, 2018, the Company owns a 50% interest in Enfission –accounted for using the equity method of accounting (Note 3). Enfission is deemed to be variable interest entity ("VIE") under the VIE model of consolidation because it currently does not have sufficient funds to finance its operations and will require significant additional equity or subordinated debt financing. The Company has determined that it is not the primary beneficiary of the VIE since it does not have the power to direct the activities that most significantly impact the VIE’s performance.

In determining whether we are the primary beneficiary and whether we have the right to receive benefits or the obligation to absorb losses that could potentially be significant to the VIE, we evaluate all our economic interests in the entity, regardless of form. This evaluation considers all relevant factors of the entity’s structure, including: the entity’s capital structure, contractual rights to earnings (losses) as well as other contractual arrangements that have potential to be economically significant. Although we have the obligation to absorb the losses as of this reporting period, we concluded that we are not the primary beneficiary since the major decision making for all significant economic activities require both the approval of the Company and Framatome. The significant economic activities identified were financing activities; research and development activities; licensing activities; manufacturing of fuel assembly product activities and marketing and sales activities. The evaluation of each of these factors in reaching a conclusion about the potential significance of our economic interests and control is a matter that requires the exercise of professional judgment.

Cash and Cash Equivalents

We may at times invest our excess cash in savings accounts and US Treasury Bills. We classify all highly liquid investments with stated maturities of three months or less from date of purchase as cash equivalents and all highly liquid investments with stated maturities of greater than three months as marketable securities. We hold cash balances in excess of the federally insured limits of $250,000 with one prominent financial institution. We deem this credit risk not to be significant as our cash is held by a major prominent financial institution. We buy and hold short-term US Treasury Bills from Treasury Direct to maturity. US Treasury Bills totaled approximately $1.0 million at March 31, 2018 with the remaining $21.0 million on deposits with two financial institutions. Total cash and cash equivalents held, as reported on the accompanying condensed consolidated balance sheets, totaled approximately $22.0 million and $4.5 million at March 31, 2018 and December 31, 2017, respectively.

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

Beneficial Conversion Feature of Convertible Preferred Stock

The Company accounts for the beneficial conversion feature on its convertible preferred stock in accordance with ASC 470-20, Debt with Conversion and Other Options. The Beneficial Conversion Feature (“BCF”) of convertible preferred stock is normally characterized as the convertible portion or feature that provides a rate of conversion that is below market value or in-the-money when issued. We record a BCF related to the issuance of convertible preferred stock when issued. Beneficial conversion features that are contingent upon the occurrence of a future event are recorded when the contingency is resolved.

To determine the effective conversion price, we first allocate the proceeds received to the convertible preferred stock and then use those allocated proceeds to determine the effective conversion price. If the convertible instrument is issued in a basket transaction (i.e., issued along with other freestanding financial instruments), the proceeds should first be allocated to the various instruments in the basket. The intrinsic value of the conversion option should be measured using the effective conversion price for the convertible preferred stock on the proceeds allocated to that instrument. The effective conversion price represents proceeds allocable to the convertible preferred stock divided by the number of shares into which it is convertible. The effective conversion price is then compared to the per share fair value of the underlying common shares on the commitment date. The accounting for a BCF requires that the BCF be recognized by allocating the intrinsic value of the conversion option to additional paid-in capital, resulting in a discount on the convertible preferred stock. This discount should be accreted from the date on which the BCF is first recognized through the earliest conversion date for instruments that do not have a stated redemption date. The intrinsic value of the BCF is recognized as a deemed dividend on convertible preferred stock over a period specified in the guidance. In the case of the both the Series A and Series B preferred shares the holders of the shares had the right to convert beginning at the date of issuance with the result that the accretion of the related BCF was recognized immediately at issuance.

When the Company’s preferred stock has dividends that are paid-in-kind (“PIK”) (i.e., the holder is paid in additional shares or liquidation/dividend rights), and either 1) neither the Company nor the holder has the option for the dividend to be paid in cash, or 2) the PIK amounts do not accrue to the holder if the instrument is converted prior to the PIK amount otherwise being accrued or due, additional BCF is recognized as dividends accrue to extent that the per share fair value of the underlying common shares at the commitment date exceeds the conversion price.

Recently Adopted Accounting Pronouncements

Statement of Cash Flows - In 2016 the FASB issued ASU 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments” and ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. ASU 2016-15 addresses the presentation and classification of certain cash receipts and payments in the statement of cash flows. ASU 2016-18 is intended to reduce diversity in the presentation of restricted cash and restricted cash equivalents in the cash flows statement. The statement requires that restricted cash and restricted cash equivalents to be included as components of total cash and cash equivalents as presented on the statement of cash flows. These pronouncements go into effect for periods beginning after December 15, 2017. This new pronouncement has been adopted on January 1, 2018 and did not have a material effect on the Company’s financial position, results of operations or cash flows.

Revenue Recognition — In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) which supersedes most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations”. ASU 2016-08 clarifies implementation guidance on principal versus agent considerations in ASU 2014-09. ASU 2016-10 was issued to clarify ASC Topic 606 related to (i) identifying performance obligations; and (ii) the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers - Narrow-Scope Improvements and Practical Expedients”, to clarify certain narrow aspects of Topic 606 such as assessing the collectability criterion, presentation of sales taxes and other similar taxes collected from customers, noncash consideration, contract modifications at transition, completed contracts at transition, and technical correction. The guidance is effective for the interim and annual periods beginning on or after December 15, 2017 (early adoption is permitted but not sooner than the annual reporting periods beginning after December 15, 2016). The guidance permits the use of either a retrospective or cumulative effect transition method. The Company has evaluated its various contracts subject to these updates and completed its assessment. The Company has concluded that the adoption of this pronouncement did not have a material effect on its consolidated financial statements and related disclosures since we did not have any revenue in 2018.

Compensation-Stock Compensation — In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. This new pronouncement has been adopted on January 1, 2018 and did not have a material effect on the Company’s financial position, results of operations or cash flows.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments (Subtopic 825-10) - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). This standard provides guidance on how entities measure certain equity investments and present changes in the fair value. This standard requires that entities measure certain equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. ASU 2016-01 is effective for fiscal years beginning after December 31, 2017. This new pronouncement has been adopted on January 1, 2018 and did not have a material effect on the Company’s financial position, results of operations or cash flows.

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

The Company does not believe that other standards which have been issued but are not yet effective will have a significant impact on its financial statements.

Note 2. Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period except that it does not include unvested common shares subject to repurchase or cancellation. Diluted net income per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, warrants, restricted shares, and unvested common shares subject to repurchase or cancellation. The dilutive effect of outstanding stock options, restricted shares, restricted stock units, and warrants is not reflected in diluted earnings per share because we incurred net losses for the three months ended March 31, 2018 and 2017, and the effect of including these potential common shares in the net loss per share calculations would be anti-dilutive and are therefore not included in the calculations.

Note 3. Investment in Joint Venture

Pursuant to the Joint Venture Operating Agreement, both partners agreed that Enfission will serve as an exclusive vehicle to develop, license and sell nuclear fuel assemblies based on Company-designed metallic fuel technology and other advanced nuclear fuel intellectual property licensed to Enfission by the Company and Framatome or their affiliates. The joint venture builds on the joint fuel development and regulatory licensing work under previously signed agreements initiated in March 2016.

The Joint Venture Operating Agreement provided that the Company and Framatome each hold 50% of the total issued Class A voting membership units of the Joint Venture. The Company's investment accounted for under the equity method consist of the following as of March 31, 2018 (rounded in millions):

Investment Name	Ownership Interest	Carrying Amount
Enfission, LLC	50%	4.2
Total - Equity Method Investment		$4.2

The Company invested approximately $5.2 million in Enfission as of March 31, 2018. During the three-month period ended March 31, 2018, Enfission incurred a loss of approximately $1 million, and accordingly, the Company recorded its share of the loss in investment in Enfission, in accordance with the provisions in the joint venture operating agreement, of approximately $1.0 million in the accompanying condensed consolidated statement of operations. The Company’s investments exceeded the approximately $3.5 million that it was contractually bound to provide as of the inception of Enfission. The Company expects to continue providing additional equity contributions for the foreseeable future.

Summarized financial information for the Company’s equity method investee Enfission as of March 31, 2018 is presented in the following table (amounts in millions):

Current assets
Cash	$5.4
Other current assets	0.1
Total assets	$5.5
Current liabilities	$1.0
Total liabilities	$1.0

Summarized financial information for the Company’s equity method investee Enfission is presented in the following table for the period ended March 31, 2018 (amounts in millions):

Net sales and revenue	$0.0
Research and development costs	$0.9
Administrative expenses	$0.1
Total Operating Loss	$1.0
Loss from operations	$1.0
Net loss	$1.0

As of March 31, 2018, the total receivable due from Enfission was approximately $0.5 million which represents consulting fees charged to Enfission of approximately $0.4 million and reimbursed expenses paid by Lightbridge on Enfission’s behalf of $0.1 million.

Note 4. Accounts Payable and Accrued Liabilities

Accounts payable and accrued expenses (rounded in millions) consisted of the following:

	March 31,	December 31,
	2018	2017
Trade payables	$0.5	$0.3
Accrued expenses and other	0.6	0.6
Accrued bonuses	0.2	0.3
Total	$1.3	$1.2

Note 5. Commitments and Contingencies

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

Contingency

Litigation

A former Chief Financial Officer of the Company filed a complaint against the Company with the U.S. Occupational Safety and Health Administration (the “OSHA Complaint”) on March 9, 2015. This complaint was closed and dismissed by OSHA in January 2018 without any findings against the Company. The former Chief Financial Officer had 45 days from the receipt of the letter from OSHA, or approximately up to March 29, 2018 to appeal this OSHA decision. On March 14, 2018 an appeal was filed and the Company will vigorously defend this appeal and believes that this appeal will not result in any findings against the Company.

Note 6. Research and Development Costs

Research and development costs, included in the accompanying condensed consolidated statement of operations amounted to approximately $0.9 million and $0.5 million for the three months ended March 31, 2018 and 2017, respectively.

We have consulting agreements with several outside consultants working on various projects for us, which total approximately $20,000 per month.

Note 7. Stockholders’ Equity

At March 31, 2018, there were 23,927,882 common shares outstanding, and there were also outstanding warrants relating to 1,511,001 shares of common stock, stock options relating to 3,973,550 shares of common stock, 1,020,000 shares of Series A convertible preferred stock convertible into 1,020,000 shares of common stock (plus accrued dividends of $342,813, relating to an additional 124,659 common shares), and 2,666,667 shares of Series B convertible preferred stock convertible into 2,666,667 shares of common stock (plus accrued dividends of $46,667, relating to an additional 31,111 common shares), all totaling 33,254,870 shares of common stock and common stock equivalents outstanding at March 31, 2018.

At December 31, 2017, there were 12,737,703 common shares outstanding, and there were also outstanding warrants relating to 1,210,905 shares of common stock, stock options relating to 3,976,884 shares of common stock, and 1,020,000 shares of Series A convertible preferred stock convertible into 1,020,000 shares of common stock (plus accrued dividends of $276,578, relating to an additional 100,753 common shares), all totaling 19,046,245 shares of common stock and common stock equivalents outstanding at December 31, 2017.

Filing of New $75 Million Shelf Registration Statement

On March 15, 2018, the Company filed a new shelf registration statement on Form S-3, registering the sale of up to $75 million of the Company’s securities, which registration statement became effective on March 23, 2018.

Common Stock Equity Offerings

ATM Offering - 2018

On March 30, 2018, the Company entered into an at-the-market issuance sales agreement (“New ATM”) with B. Riley FBR, Inc. (the “Distribution Agent”), pursuant to which the Company may issue and sell shares of its common stock from time to time through the Distribution Agent as the Company’s sales agent. Sales of the Company’s common stock through the Distribution Agent, if any, will be made by any method that is deemed to be an “at-the-market” equity offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-223674) filed on March 15, 2018 with the Securities and Exchange Commission and declared effective on March 23, 2018, the base prospectus filed as part of such registration statement and the prospectus supplement dated March 30, 2018, which registered the offer and sale of up to $50 million of common stock under the New ATM. No sales under the New ATM were made during the three months ended March 31, 2018.

On January 24, 2018, January 26, 2018, February 7, 2018 and March 2, 2018, the Company filed prospectus supplements registering an aggregate of approximately $22.6 million under the prior ATM agreement with B. Riley FBR, Inc., of which the Company sold approximately $20.4 million during the three months ended March 31, 2018. No additional sales may be made under the prior ATM agreement.

ATM Offering - 2017

On July 12, 2017, the Company entered into an ATM sales agreement with FBR Capital Markets & Co. and MLV & Co. LLC. The Company registered the sale of approximately $1.6 million under the ATM sales agreement on July 12, 2017 and sold all of such amount in the year ended December 31, 2017, through the issuance of approximately 1.4 million shares.

Preferred Stock Equity Offerings

Series B Preferred Stock - Securities Purchase Agreement

On January 30, 2018, the Company issued 2,666,667 shares of newly created Non-Voting Series B Convertible Preferred Stock (the “Series B Preferred Stock”) and associated warrants to purchase up to 666,664 shares of the Company’s common stock to the several purchasers for approximately $4.0 million or approximately $1.50 per share of Series B Preferred Stock and associated 0.25 of a warrant. Dividends accrue on the Series B Preferred Stock at the rate of 7% per year and will be paid in-kind through an increase in the liquidation preference per share. The liquidation preference, initially $1.50 per share of Series B Preferred Stock, is the base that is also used to determine the number of common shares into which the Series B Preferred Stock will convert as well as the calculation of the 7% dividend. Each share of Series B Preferred Stock is convertible at the option of the holder into such number of shares of the Company’s common stock equal to the liquidation preference divided by the conversion price of $1.50 per share subject to adjustments in the case of stock splits and stock dividends.

Holders of the Series B Preferred Stock are also entitled to participating dividends whenever dividends in cash securities (other than shares of the Company’s common stock paid on shares of common stock) or property are paid on common shares or shares of Series A Preferred Stock. The amount of the dividends will equal the amount to which the holder would be entitled if all shares of Series B Preferred Stock had been converted to common stock immediately prior to the record date.

The warrants have a per share of common stock exercise price of $1.875, which is subject to adjustment in the event of certain stock dividends and distributions, stock splits, recapitalizations, stock combinations, reclassifications or similar events affecting the Company’s common stock. The warrants are exercisable upon issuance and will expire six months after issuance. On February 6, 2017 the Company entered into an agreement with an investment bank that introduced the Company to these investors. The agreement calls for monthly retainer payments of $15,000, which are credited against any transaction introductory fee earned by the investment bank. This agreement calls for a seven percent transaction introductory fee and warrants equal to 5 percent of the total transaction amount, at a strike price equal to the offering price for a three-year term.

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

The accumulated dividend (unpaid) at March 31, 2018 was approximately $47,000. The liquidation preference of the Series B Preferred Stock at March 31, 2018 is approximately $4,047,000.

The Company has the option of forcing the conversion of all or part of the Series B Preferred Stock if at any time the average closing price of the Company’s common stock for a thirty-trading day period is greater than $5.4902 prior to August 2, 2019 or greater than $8.2353 at any time. The Company can only exercise this option if it also requires the conversion of the Series A Preferred Stock in the same proportion as it is requiring of the Series B Preferred Stock.

Of the $4 million proceeds, approximately $0.3 million was allocated to the warrants with the remaining approximate $3.7 million allocated to the Series B Preferred Stock. The Series B Preferred Stock was initially convertible into 2,666,667 shares of common stock. The average of the high and low market prices of the common stock on January 30, 2018, the date of the closing of the sale of the preferred stock, was approximately $2.34 per share. At $2.34 per share the common stock into which the Series B Preferred Stock was initially convertible was valued at approximately $6.2 million. This amount was compared to the $3.6 million of proceeds allocated to the Series B Preferred Stock to indicate that a BCF of approximately $2.6 million existed at the date of issuance which was immediately accreted as a deemed dividend because the conversion rights were immediately effective. This deemed dividend is included on the statement of operations for the three months ended March 31, 2018.

Additionally, comparison of the $1.50 conversion price of the PIK dividends to the $2.34 commitment date fair value per share indicates that each PIK dividend will accrete $0.84 of BCF as an additional deemed dividend for every $1.50 of PIK dividend accrued. Total deemed dividends for this PIK dividend at March 31, 2018 was approximately $21,000.

Pursuant to the Series B Preferred Stock - Securities Purchase Agreement we terminated our stock purchase agreement with Aspire Capital and this termination resulted in a write-off of our deferred financing costs asset of approximately $1 million.

Series A Preferred Stock - Securities Purchase Agreement

On August 2, 2016, the Company issued 1,020,000 shares of newly created Non-Voting Series A Convertible Preferred Stock (the “Series A Preferred Stock”) to General International Holdings, Inc. (“GIH”) for $2.8 million or approximately $2.75 per share. Dividends accrue on the Series A Preferred Stock at the rate of 7% per year and will be paid in-kind through an increase in the liquidation preference per share. The liquidation preference, initially $2.7451 per share of Series A Preferred Stock, is the base that is also used to determine the number of common shares into which the Series A Preferred Stock will convert as well as the calculation of the 7% dividend. Each share of Series A Preferred Stock is convertible at the option of the holder into such number of shares of the Company’s common stock equal to the liquidation preference divided by the conversion price of $2.7451 per share subject to adjustments in the case of stock splits and stock dividends.

Holders of the Series A Preferred Stock are also entitled to participating dividends whenever dividends in cash securities (other than shares of the Company’s common stock) or property are paid on common shares. The amount of the dividends will the amount to which the holder would be entitled if all shares of Series A Preferred Stock had been converted to common stock immediately prior to the record date.

The accumulated dividend (unpaid) at March 31, 2018 and December 31, 2017 was approximately $0.3 million dollars.

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

The Series A Preferred Stock was initially convertible into 1,020,000 shares of common stock. The average of the high and low market prices of the common stock on August 6, 2016, the date of the closing of the sale of the Series A Preferred Stock, was approximately $3.315 per share. At $3.315 per share the common stock into which the Series A Preferred Stock was initially convertible was valued at approximately $3.4 million. This amount was compared to the $2.8 million of proceeds of the Series A Preferred Stock to indicate that a BCF of approximately$0.6 million existed at the date of issuance which was immediately accreted as a deemed dividend because the conversion rights were immediately effective.

Additionally, comparison of the $2.7451 conversion price of the PIK dividends to the $3.315 commitment date fair value per share indicates that each PIK dividend will accrete $0.5699 of BCF as an additional deemed dividend for every $2.7451 of PIK dividend accrued. Total deemed dividends for this PIK dividend at March 31, 2018 was approximately $10,000.

The holders of the Series A Preferred Stock have no voting rights. In addition, as long as 255,000 shares of Series A Preferred Stock are outstanding, the Company may not take certain actions without first having obtained the affirmative vote or waiver of the holders of a majority of the outstanding shares of Series A Preferred Stock. The Company has the option at any time after August 2, 2019 to redeem some or all of the outstanding Series A Preferred Stock for an amount in cash equal to the liquidation preference plus the amount of any accrued but unpaid dividends of the Series A Preferred Stock being redeemed. The holders of the Series A Preferred Stock do not have the ability to require the Company to redeem the Series A Preferred Stock. The liquidation preference of the Series A Preferred Stock at March 31, 2018 and December 31, 2017 was approximately $3.1 million.

Warrants

	March 31,	December 31,
Outstanding Warrants	2018	2017
Issued to Investors on October 25, 2013, entitling the holders to purchase 250,000 common shares in the Company at an exercise price of $11.50 per common share up to and including April 24, 2021. In 2016, 59,450 of these warrants were exchanged for common stock, and all remaining warrant holders agreed to new warrant terms which excluded any potential net cash settlement provisions in exchange for a reduced exercise price of $6.25 per share.	163,986	163,986

Issued to Investors on November 17, 2014, entitling the holders to purchase 546,919 common shares in the Company at an exercise price of $11.55 per common share up to and including May 16, 2022. On June 30, 2016, the warrant holders agreed to new warrant terms which excluded any potential net cash settlement provisions in order to classify them as equity in exchange for a reduced exercise price of $6.25 per share.	546,919	546,919

Issued to an investor on August 10, 2016, entitling the holders to purchase 500,000 common shares in the Company at an exercise price of price of $0.01 per share, up to and including December 31, 2019. These warrants were exercised in January 2018.	-	500,000

Issued to Series B Preferred Stock investors on January 30, 2018, entitling the holders to purchase 666,664 common shares in the Company at an exercise price of price of $1.875 per share, up to and including July 30, 2018.	666,664	-

Issued to an investment bank regarding the Series B Preferred Stock investment on January 30, 2018, entitling the holder to purchase 133,432 common shares in the Company at an exercise price of price of $1.50 per share, up to and including January 30, 2021.	133,432	-

	1,511,001	1,210,905

Stock-based Compensation – Stock Options

2015 Equity Incentive Plan

On March 25, 2015, the Compensation Committee and Board of Directors approved the Lightbridge Corporation 2015 Equity Incentive Plan (the “Plan”) to authorize grants of (a) Incentive Stock Options, (b) Non-qualified Stock Options, (c) Stock Appreciation Rights, (d) Restricted Awards, (e) Performance Share Awards, and (f) Performance Compensation Awards to the employees, consultants, and directors of the Company. The Plan initially authorized a total of 600,000 shares to be available for grant under the Plan, which amount was increased to 1,400,000 shares in May 2016 and 2,900,000 shares in May 2017. Subsequent to March 31, 2018, the Company’s shareholders approved an increase in the shares available under the Plan to 6,300,000 shares (see Note 10).

Total stock options outstanding at March 31, 2018 and December 31, 2017, under the 2006 Stock Plan and 2015 Equity Incentive Plan were 3,973,550 and 3,976,884 of which 3,551,136 and 2,434,148 of these options were vested at March 31, 2018 and December 31, 2017, respectively. Total stock-based compensation was approximately $1.3 million and $0.2 million for the three months ended March 31, 2018 and 2017, respectively.

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

Long-Term Non-Qualified Option Grants

On October 26, 2017 the Compensation Committee of the Board granted 1,299,533 long-term non-qualified stock options to employees, consultants and directors of the Company. Out of this total, approximately 1,120,322 stock options were issued to employees and consultants containing both performance-based and market-based vesting provisions. These performance-based and market-based stock options vest only upon the applicable performance conditions or market conditions being satisfied by certain milestone dates, based on either a graded vesting schedule for each performance-based milestone or an accelerated 100% vesting for one performance-based milestone and one market-based milestone, as discussed below. The graded vesting schedule is based on the achievement of performance-based milestones related to the formation of the joint venture with Framatome and the development milestones for the fuel. Accelerated vesting of all these option grants would occur upon achievement of one or both of the following performance-based and market-based milestones:

1.	The Company’s closing stock price is above $3 per share by December 31, 2018

2.	The Company secures at least a $2 million investment from a commercial nuclear industry entity other than Framatome by December 31, 2019

Accelerated vesting occurred on January 25, 2018 when the Company’s stock price closed above $3 per share and therefore met the market-based milestone for 100% vesting of these option grants, as set forth in these stock option agreements.

The remaining approximate 179,211 stock options were issued to the directors of the Company and vest over a one-year period on the anniversary date of the grant. These stock options have a strike price of $1.05, which was the closing price of the Company’s stock on October 26, 2017. All options granted have a 10-year contractual term.

Approximately 0.7 million of such long-term non-qualified stock options were issued contingent upon shareholder approval of an increase in the number of shares available under the 2015 Equity Stock Plan (see Note 7 of the notes to the accompanying condensed consolidated financial statements), with such number of contingent options granted pro-rata among the grantees.

Stock option transactions to the employees, directors and consultants are summarized as follows for the three months ended March 31, 2018:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Beginning of the period	3,976,884	$3.58	$2.49
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	(3,334)	$50.25	$30.73
End of the period	3,973,550	$3.54	$2.53

Options exercisable	3,551,136	$3.60	$2.60

Stock option transactions to the employees, directors and consultants are summarized as follows for the year ended December 31, 2017:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Beginning of the year	2,172,581	$6.70	$4.83
Granted	1,854,277	1.05	0.77
Exercised	-	-	-
Forfeited	-	-	-
Expired	(49,974)	45.53	38.70
End of the year	3,976,884	$3.58	$2.49

Options exercisable	2,434,148	$4.84	$3.36

A summary of the status of the Company’s non-vested options as of March 31, 2018 and December 31, 2017, and changes during the year ended December 31, 2017 and the three months ended March 31, 2018, is presented below:

	Shares	Weighted- Average Fair Value Grant Date	Weighted Average Exercise Price
Non-vested – December 31, 2016	450,476	$3.60	$5.40

Granted	1,854,277	$0.77	$1.05
Vested	(762,017)	1.67	2.54
Forfeited	-	-	-
Non-vested – December 31, 2017	1,542,736	$1.10	$1.58

Granted	-	-	-
Vested	(1,120,322)	$1.03	$1.05
Forfeited
Non-vested – March 31, 2018	422,414	$1.95	$3.00

As of March 31, 2018, there was approximately $0.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 0.73 years. For stock options outstanding at March 31, 2018, the intrinsic value was approximately $0.2 million. For stock options outstanding at December 31, 2017, the intrinsic value was approximately $0.3 million. No stock options have been awarded in 2018.

The above tables include options issued and outstanding as of March 31, 2018 and December 31, 2017, as follows:

i)	A total of 71,556 non-qualified 10-year options have been issued, and are outstanding, to advisory board members at exercise prices of $1.08 to $42.75 per share.

ii)

A total of 3,213,029 non-qualified 5-10-year options have been issued, and are outstanding, to our directors, officers, and employees at exercise prices of $1.05 to $43.25 per share. From this total, 1,070,659 options are outstanding to the Chief Executive Officer who is also a director, with remaining contractual lives of 1.1 years to 9.6 years. All other options issued to directors, officers, and employees have a remaining contractual life ranging from 0.2 years to 9.6 years.

iii)	A total of 688,965 non-qualified 3-10-year options have been issued, and are outstanding, to our consultants at exercise prices of $1.05 to $43.25 per share.

The following table provides certain information with respect to the above-referenced stock options that are outstanding and exercisable at March 31, 2018:

	Stock Options Outstanding			Stock Options Vested
	Weighted			Weighted
	Average			Average
	Remaining		Weighted	Remaining		Weighted
	Contractual	Number	Average	Contractual	Number	Average
	Life	of	Exercise	Life	of	Exercise
Exercise Prices	-Years	Awards	Price	-Years	Awards	Price

$1.05-$2.00	9.31	2,528,666	$1.18	9.29	2,318,030	$1.19
$2.01-$6.00	7.61	821,174	$4.59	7.61	651,429	$4.58
$6.01-$20.00	4.88	505,694	$7.47	4.68	463,661	$7.58
$20.00-$45.00	1.41	118,016	$29.85	1.41	118,016	$29.85
Total	8.16	3,973,550	$3.54	8.12	3,551,136	$3.60

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

We use the historical volatility of our stock price over the number of years that matches the expected life of our stock option grants. Prior to January 1, 2015, we estimated the life of our option awards based on the full contractual term of the option grant. To date we have had very few exercises of our option grants, and those stock option exercises had occurred just before the contractual expiration dates of the option awards. Since the strike price of most of our outstanding awards is greater than the price of our stock, generally awards have expired at the end of the contractual term. For options granted after January 1, 2015, we have applied the simplified method to estimate the expected term of our option grants as it is more likely that these options may be exercised prior to the end of the term. We estimate the effect of future forfeitures of our option grants based on an analysis of historical forfeitures of unvested grants, as we have no better objective basis for that estimate. The expense that we have recognized related to our grants includes the estimate for future pre-vest forfeitures. We will adjust the actual expense recognized due to future pre-vest forfeitures as they occur.

Weighted average assumptions used in the Black Scholes option-pricing model for the service-based stock options issued for the years ended December 31, 2017, was as follows:

Year ended
December 31,
2017

Average risk-free interest rate	2.15%
Average expected life- years	5.67
Expected volatility	87.24%
Expected dividends	$0.0

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

BUSINESS SEGMENT RESULTS - THREE MONTHS ENDED MARCH 31, 2018 AND 2017

					Corporate and
	Consulting		Technology		Eliminations		Total
	2018	2017	2018	2017	2018	2017	2018	2017
Revenue	$-	$135,485	$-	$-	$-	$-	$-	$135,485
Other income	$-	$-	$400,343	$-	$-	$-	$400,343	$-
Equity in loss from joint venture	$-	$-	$(1,028,327)	$-	$-	$-	$(1,028,327)	$-
Segment Loss - Pre-Tax	$-	$(68,361)	$(1,539,018)	$(464,343)	$(3,182,469)	$(1,212,604)	$(4,721,487)	$(1,745,308)
Total Assets	$-	$87,614	$488,685	$1,203,354	$27,771,639	$6,844,988	$28,260,324	$8,135,956
Investment in joint venture	$-	$-	$4,188,673	$-	$-	$-	$4,188,673	$-

Note 9. Related Party Transaction

We provide research and development consulting services to Enfission. The total consulting services was $400,343 for the period from Enfission’s date of inception on January 25, 2018 to March 31, 2018, recorded under the caption other income from joint venture in the statement of operations.

Note 10. Subsequent Events

On March 30, 2018 the Company filed a prospectus supplement to register the sale of up to $50 million of shares of common stock under the New ATM. We have raised an approximate $1.5 million under this prospectus supplement from April 3, 2018 to the date of this Form 10-Q filing.

On May 4, 2018, the shareholders voted at the annual shareholder meeting to increase the number of common shares that may be issued under the 2015 Equity Incentive Plan from 2.9 million common shares to 6.3 million common shares.

On May 8, 2018 the Board of Directors approved the issuance of 124,882 common shares in payment of accrued dividends of $342,813 up through March 31, 2018, on the Series A Preferred Stock. The investor converted 111,260 Series A Preferred Shares into the 124,882 common shares issued as payment of the dividend leaving 908,740 Series A Preferred Shares outstanding with a liquidation preference of $2.8 million at April 30, 2018.

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

OVERVIEW OF OUR TWO BUSINESS SEGMENTS

Overview of Our Business

When used in this Quarterly Report on Form 10-Q, the terms “Lightbridge”, the “Company”, “we”, “our”, and “us” refer to Lightbridge Corporation together with its wholly-owned subsidiaries Lightbridge International Holding LLC and Thorium Power Inc.

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

We now conduct our business principally through Enfission, our 50/50 joint venture with Framatome, which was formed on January 24, 2018, for the development, regulatory licensing, fabrication, and sale of nuclear fuel assemblies based on Lightbridge-designed metallic fuel technology and other advanced nuclear fuel intellectual property. Enfission serves as our exclusive vehicle for the development of manufacturing processes and fuel assembly designs for pressurized water reactors and boiling water reactors, which collectively constitute most of the power reactors in the world, as well as water-cooled small modular reactors and water-cooled research reactors. In addition to distributions from Enfission based on our ownership interest in the joint venture, we anticipate receiving future licensing revenues in connection with sales by Enfission of nuclear fuel incorporating our intellectual property. We also opportunistically provide nuclear power consulting and strategic advisory services to commercial and governmental entities worldwide.

We were incorporated under the laws of the State of Nevada on February 2, 1999. Our principal executive offices are located at 11710 Plaza America Drive, Suite 2000, Reston, Virginia 20190 USA.

Ownership and Management of Enfission

Lightbridge owns 50 percent of Enfission’s Class A voting membership units and Framatome owns the other 50 percent. Any distributions will be made first allocated to cause the capital accounts of the initial members to be equal, then allocated on a 50/50 basis. Lightbridge and Framatome each provided certain licensed intellectual property to Enfission. Certain additional capital contributions made by Lightbridge and Framatome will partly be in the form of exclusive license rights to intellectual property developed pursuant to a research and development service agreement with Enfission.

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

In connection with the RDSA, we currently anticipate purchasing via Enfission a minimum amount of research and development services from Framatome of approximately $10 million to $12 million, for the period up through December 31, 2018. This amount is likely to increase in 2019.

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

Anticipated Schedule for Development and Sale of Nuclear Fuel Assemblies

Set forth below is our anticipated schedule for Enfission’s development and sale of nuclear fuel assemblies. Please see Item 1A, Risk Factors in our Annual Report on Form 10-K filed on March 14, 2018, for a discussion of certain risks that may delay or impair the commercialization of nuclear fuel assemblies incorporating our nuclear fuel technology. Based on our current expectations, we anticipate that, either directly or through Enfission, we will:

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

Our current plan is to begin irradiation of metallic fuel samples in the Halden research reactor in 2020-2021. The Halden research reactor is operated by the Institute for Energy Technology (IFE) in Norway. The current operating license of the Halden research reactor is valid through the end of 2020. In June 2018, IFE’s Board of Directors is expected to decide whether to seek renewal of the Halden reactor operating license beyond 2020. IFE has informed us that, based on past experience, an operating license for Halden is typically renewed for an additional 6 years.

On April 6, 2018, IFE issued a press release disclosing a discovery of a malfunctioning valve during a planned maintenance outage of the Halden reactor. The malfunctioning valve has delayed the planned April 9, 2018 restart of the Halden reactor. As long as IFE’s Board of Directors makes a decision in June to seek an operating license renewal beyond 2020 and IFE is able to address the malfunctioning valve issue and restart the Halden reactor within a reasonable time, we expect IFE to be successful in obtaining a license renewal from the Norwegian nuclear regulator. In that case, we do not anticipate any material adverse impact on our current planned schedule of fuel sample irradiation testing at Halden. However, if IFE’s Board of Directors decides not to seek an operating license renewal for Halden, the Company will have to find a suitable alternative to generate the irradiation data we need to support regulatory licensing of our lead test assembly operation in a commercial reactor. Unavailability of the Halden reactor could have a significant adverse impact on the start of our lead test assembly operation and, as a consequence, commercial deployment of our nuclear fuel assemblies. To mitigate this risk, the Company has begun evaluating alternatives for a back-up reactor facility, including the Advanced Test Reactor at Idaho National Laboratory or designing a segmented lead test rod for irradiation in an operating U.S. commercial reactor to allow generation of the irradiation data at the required burn-up level to support a subsequent lead test assembly operation in a commercial U.S. reactor.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make a variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. For a discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our financial statements, please see “Critical Accounting Policies and Estimates” under Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed on March 14, 2018, incorporated herein by reference. There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2018.

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

OPERATIONS REVIEW

Business Segments and Periods Presented

Our business operations can be categorized in two segments:

(1)

Our nuclear fuel technology business segment - we develop next generation nuclear fuel technology through Enfission that has the potential to significantly increase the power output of commercial reactors, reducing the cost of generating electricity and the amount of nuclear waste on a per-megawatt-hour basis and enhancing reactor safety and the proliferation resistance of spent fuel. Our main focus is on our nuclear fuel technology business segment.

(2)

Our nuclear energy consulting business segment - we provide nuclear power consulting and strategic advisory services to commercial and governmental entities worldwide. Our nuclear consulting business operations are intended to help defray a portion of the costs relating to the development of our nuclear fuel technology.

Financial information about our business segments is included in Note 8 - Business Segment Results, of the Notes to the Condensed Consolidated Financial Statements, included in Part I Item 1, Financial Statements of this Quarterly Report on Form 10-Q.

We have provided a discussion of our results of operations on a condensed consolidated basis and have also provided certain detailed segment information for each of our business segments below for the three months ended March 31, 2018 and 2017, in order to provide a meaningful discussion of our business segments. We have organized our operations into two principal segments: Consulting and Technology Business segments. We present our segment information along the same lines that our chief executives review our operating results in assessing performance and allocating resources.

BUSINESS SEGMENT RESULTS - THREE MONTHS ENDED MARCH 31, 2018 AND 2017

					Corporate and
	Consulting		Technology		Eliminations		Total
	2018	2017	2018	2017	2018	2017	2018	2017
Revenue	$-	$135,485	$-	$-	$-	$-	$-	$135,485
Other income	$-	$-	$400,343	$-	$-	$-	$400,343	$-
Equity in loss from joint venture	$-	$-	$(1,028,327)	$-	$-	$-	$(1,028,327)	$-
Segment Loss - Pre-Tax	$-	$(68,361)	$(1,539,018)	$(464,343)	$(3,182,469)	$(1,212,604)	$(4,721,487)	$(1,745,308)
Total Assets	$-	$87,614	$488,685	$1,203,354	$27,771,639	$6,844,988	$28,260,324	$8,135,956
Investment in joint venture	$-	$-	$4,188,673	$-	$-	$-	$4,188,673	$-

Technology Business

Over the next 12 to 15 months, we expect to incur approximately $10 million to $12 million in research and development expenses related to the development of our proprietary nuclear fuel designs, including funding our joint venture Enfission. We spent approximately $0.9 million and $0.5 million for research and development for the three months ended March 31, 2018 and 2017, respectively.

Over the next 2-3 years, we expect that our research and development activities will increase and will be primarily focused on testing and demonstration of our metallic fuel technology for Western-type water-cooled reactors. The main objective of this research and development phase is to prepare for full-scale demonstration of our fuel technology in an operating commercial power reactor.

See Note 3 - Investment in Joint Venture of the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information regarding our investment in Enfission.

Consulting Services Business

At the present time, all of our revenue has been from our consulting services business segment. The fee type and structure that we offer for each client engagement is dependent on a number of variables, including the complexity of the services, the level of the opportunity for us to improve the client’s electricity generation capabilities using nuclear power plants, and other factors. We did not have any revenue from our consulting services business segment during the three months ended March 31, 2018, and we currently do not expect to have significant revenue in the future.

Condensed Consolidated Results of Operations – Three Months Ended March 31, 2018 and 2017

The following table presents our historical operating results and the increase (decrease) in amounts for the periods indicated:

	Three Months Ended		Increase	Increase
	March 31,		(Decrease)	(Decrease)
	2018	2017	Change $	Change %

Consulting Revenues	$-	$135,485	$(135,485)	(100%)

Cost of services provided
Consulting expenses	$-	$85,363	$(85,363)	(100%)

Gross profit	$-	$50,122	$(50,122)	(100%)

Operating Expenses
General and administrative	$2,223,590	$1,208,303	$1,015,287	84%
Research and development expenses	$911,034	$464,343	$446,691	96%
Total Costs and Expenses	$3,134,624	$1,672,646	$1,461,978	87%

Other Operating Income and (Expenses)
Other income from joint venture	$400,343	$-	$400,343	-
Equity in loss from joint venture	$(1,028,327)	$	$(1,028,327)	-
Total Other Operating (Expenses)	$(627,984)	$-	(627,984)	-

Total Operating Loss	$(3,762,608)	$(1,622,524)	$2,140,084	132%

Other Income and (Expenses)	$(958,879)	$(122,784)	$836,095	681%

Net loss - before income taxes	$(4,721,487)	$(1,745,308)	$2,976,179	171%

Net loss	$(4,721,487)	$(1,745,308)	$2,976,179	171%

Revenue

The following table presents our revenues, by business segment, for the three months presented (rounded in millions):

	Three Months Ended
	March 31,
	2018	2017

Consulting Segment Revenues:
ENEC and FANR (UAE)	$-	$0.0
Other	-	0.1
Total	-	0.1
Technology Segment Revenues	-	0.0
Total Revenues	$-	$0.1

The market for nuclear industry consulting services is competitive, fragmented, and subject to rapid change. Our main business always has been developing our nuclear fuel and we may continue to provide some consulting services in the future, but we have further increased the focus and resources of the Company to the fuel division and away from consulting. There was no revenue for the three months ended March 31, 2018 and currently we do not expect to have significant revenue in the future.

Costs and Expenses

The following table presents our cost of services provided, by business segment, for the periods presented (rounded in millions):

	Three Months Ended
	March 31,
	2018	2017

Consulting	$-	$0.1
Technology	-	0.0
Total	$-	$0.1

Cost of Services Provided

The cost of services provided for the three months ended March 31, 2018, versus the three months ended March 31, 2017, decreased due to there being no consulting revenue for the current period.

General and Administrative Expenses

The following table presents our general and administrative expenses, (rounded in millions):

	Three Months Ended
	March 31,
	2018	2017

General and administrative expenses	$2.2	$1.2

General and administrative expenses consist mostly of compensation and related costs for personnel and facilities, stock-based compensation, finance, human resources, information technology, and fees for consulting and other professional services. Professional services are principally comprised of outside legal, audit, strategic advisory services and outsourcing services.

Total general and administrative expenses increased by $1.0 million for the three-month period ended March 31, 2018, as compared to the three months ended March 31, 2017. The increase was due to an increase in professional fees of approximately $0.4 million, due to the increased legal work in forming the Enfission joint venture and an increase in stock-based compensation of approximately $0.6 million, due to the immediate vesting of the long-term incentive stock options granted in 2017. Total stock-based compensation included in general and administrative expenses was approximately $0.8 million and $0.1 million for the three months ended March 31, 2018 and 2017, respectively.

See Note 7 - Stockholders’ Equity of the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information regarding our stock-based compensation.

Research and Development

The following table presents our research and development expenses, (rounded in millions):

	Three Months Ended
	March 31,
	2018	2017

Research and development expenses	$0.9	$0.5

Research and development expenses consist mostly of compensation and related overhead costs for personnel responsible for the research and development of our fuel, including work performed for our Enfission joint venture. Total research and development expenses increased by $0.4 million for the three-month period ended March 31, 2018, as compared to the three months ended March 31, 2017. The increase was due to cost of employees and consultants providing services to Enfission of approximately $0.2 million and an increase in stock-based compensation of approximately $0.2 million. Total stock-based compensation included in research and development expenses was approximately $0.4 million and $0.1 million for the three months ended March 31, 2018 and 2017, respectively. The increase in stock-based compensation was due to the immediate vesting of the long-term incentive stock options.

All of our reported research and development activities were conducted in the United States, Canada, Norway, and Russia. We expense research and development costs as they are incurred. Research and development expenses may increase in dollar amount and may increase as a percentage of revenues in future periods because we expect to invest $10 million to $12 million in the development of our nuclear fuel products over the next 12-15 months.

See Note 6 - Research and Development expense of the Notes to our condensed consolidated financial statements included in Part I Item 1 of this Quarterly Report Form on 10-Q for additional information about our research and development costs.

Other Operating Income – Related Party

The following table presents our other operating income, (rounded in millions):

	Three Months Ended
	March 31,
	2018	2017

Other income from joint venture	$0.4	$-
Equity in loss from joint venture	(1.0)	-
	$(0.6)	$-

Reported in other operating income is other income for activities performed by our employees and consultants for the Enfission joint venture. Total other income from these activities was approximately $0.4 million for the three months ended March 31, 2018. Approximately 80% of the total Enfission cash inflow or capital contributions into Enfission are funded by Lightbridge and the remaining 20% will be funded as capital contributions into Enfission from Framatome. Equity in loss of joint venture consists of our share of the allocated loss in Enfission, which was allocated in accordance with the joint venture operating agreement, for the three months ended March 31, 2018.

Other Income (Expenses)

There was increase in net other income of approximately $0.8 million. This increase was due to an increase in financing cost expense of approximately $0.8 million. The increase in financing costs was due to the write-off of the deferred financing costs asset recorded for the Aspire option agreement (see Note 7 of the notes to the accompanying condensed consolidated financial statements).

Interest income and other income and expenses, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, were substantially the same amounts.

Provision for Income Taxes

The following table presents our provision for income taxes. Our effective tax rate for the periods presented is 38% and 25% for the three months period ended March 31, 2018 and 2017, respectively.

	Three Months Ended
	March 31,
	2018	2017

Provision for income taxes	$0.0	$0.0

We incurred a pre-tax net loss for both 2018 and 2017. We reviewed all sources of income for purposes of recognizing the deferred tax assets and concluded a full valuation allowance for 2018 and 2017 was necessary. Therefore, we did not have a provision for taxes for both the three months ended March 31, 2018 and 2017.

Net loss

We incurred net losses of $4.7 million and $1.7 million for the three months ended March 31, 2018 and 2017, respectively because of the above-mentioned factors.

Liquidity, Capital Resources and Financial Position

At March 31, 2018, we had cash and cash equivalents of approximately $22 million, as compared to approximately $4.5 million at December 31, 2017. The $17.5 million increase in cash and cash equivalents resulted from the sale of approximately $20.6 million of common stock and $4 million of preferred stock during the three months ended March 31, 2018. See Note 7 - Stockholders’ Equity of the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information regarding our equity transactions. This amount of cash inflow was partially offset by net cash used in operating activities of approximately $1.9 million and cash used in investing activities of approximately $5.3 million, consisting of our investment in Enfission of approximately $5.2 million. We used cash during the three months ended March 31, 2018 primarily to fund our research and development expenses and general and administrative expenses. We did not have any consulting revenue for the three months ended March 31, 2018 and presently do not expect to have significant consulting revenue for the next 12 months.

We currently project a cash flow shortfall averaging approximately $0.5 million to $0.6 million per month over the course of the next 12 months for our general and administrative expenses and we anticipate having capital requirements of approximately $10 million to $12 million over this same period for research and development expenses through our joint venture Enfission. Presently we fund the majority of total cash that is required for the research and development activities to be conducted in Enfission. These additional capital needs relate to the development, manufacture and commercialization of our nuclear fuel assemblies. We have the ability to delay incurring certain operating expenses in the next 12 months, which could reduce our cash flow shortfall, if needed.

The current primary future potential sources of cash available to us in 2018 are equity investments through our New ATM agreement, potential funding from other equity investors and potential funding from the Department of Energy, in which we intend to apply for later this year. We anticipate that our financing through the New ATM agreement in 2018 and other third parties will help us meet the U.S. Department of Energy’s (DOE) minimum cost-sharing requirements that typically range from 20% to 50% of the total project cost (i.e., a 25% to 100% match in Company’s cost-sharing contributions is required for each dollar of DOE funding) or even higher in some cases. This may enable us to apply for DOE funding that can be used toward development and/or regulatory licensing of our nuclear fuel, to offset the current cash requirements for Enfission. We have no debt or debt credit lines and we have financed our operations to date through our prior years’ consulting revenue and the sale of our common stock. Management believes that the funding amount from the New ATM agreement will be available as needed by the Company and that adverse market conditions in the Company’s common stock price and trading volume will not substantially impair the Company’s ability to raise capital through the New ATM, if needed in the future.

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

See Note 7 of the Notes to our condensed consolidated financial statements included in Part I Item 1 of this Quarterly Report on Form 10-Q for information regarding our New ATM financing.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, evaluated the disclosure controls and procedures related to the recording, processing, summarization and reporting of information in the periodic reports that we file with the SEC. These disclosure controls and procedures have been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2018.

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

ITEM 1A. RISK FACTORS

The following should be read in conjunction with, and supplements and amends, the risk factors discussed in Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2017. Other than as described in this Item 1A, there have been no material changes to our risk factors from the risk factors previously disclosed in the 2017 Annual Report.

Development of our nuclear fuel technology is dependent upon the availability of a test reactor.

Our fuel designs are still in the research and development stage and further testing and experiments will be required in test facilities. We currently intend to conduct further testing of our fuel designs at the Halden research reactor located in Halden, Norway. However, the Halden research reactor, which became operative in 1958, may close and may not be available for further testing of our fuel designs. On April 6, 2018, the Institute for Energy Technology (IFE), which operates the Halden research reactor, issued a press release disclosing a discovery of a malfunctioning valve during a planned maintenance outage of the Halden reactor. The malfunctioning valve has delayed the planned April 9, 2018 restart of the Halden reactor, and there can be no assurance that the reactor will restart on a timely basis or at all. In addition, the current operating license of the Halden research reactor is only valid through the end of 2020, and IFE’s Board of Directors is expected to decide whether to seek renewal of the Halden in June 2018. If IFE’s Board of Directors decides not to seek an operating license renewal for Halden, the Company will have to find a suitable alternative to generate the irradiation data we need to support regulatory licensing of our lead test assembly operation in a commercial reactor.

If the Halden research reactor is not available to test our fuel designs, we may not be able to locate another reactor in which to test our fuel designs, and commercialization of our nuclear fuel technology may be delayed, perhaps indefinitely, which would adversely affect our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS

On January 30, 2018, the Company issued warrants to purchase 133,432 shares of common stock to an investment bank in connection with services provided in connection with the Company’s sale of Series B preferred stock on January 30, 2018. The issuance of the warrants and underlying common stock was exempt from registration under the Securities Act of 1933, as amended, pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

EXHIBIT INDEX –

Exhibit Number	Description

1.1

At-the-Market Issuance Sales Agreement, dated March 30, 2018, between the Company and B. Riley FBR, Inc. (incorporated by reference to Exhibit 1.1 to the Form 8-K filed by the Company on March 30, 2018).

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

Date: May 9, 2018

LIGHTBRIDGE CORPORATION

By:	/s/ Seth Grae
Name: Seth Grae
Title: President, Chief Executive Officer and
Director
(Principal Executive Officer)

By:	/s/ Linda Zwobota
Name: Linda Zwobota
Title: Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

