Form 10-Q
period 2018-06-30
LIGHTBRIDGE Corp
filed 2018-08-09
CIK 1084554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the issuer’s common stock, as of July 26, 2018 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	29,476,219

LIGHTBRIDGE CORPORATION

Form 10-Q

JUNE 30, 2018

		Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)	3
	Condensed Consolidated Balance Sheets as of June 30, 2018 (unaudited) and December 31, 2017	3
	Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2018 and 2017 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017 (unaudited)	5
	Condensed Consolidated Statement of Changes in Stockholders’ Equity for the year ended December 31, 2017 (audited) and for the six months ended June 30, 2018 (unaudited)	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	7
	Forward - Looking Statements	26
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41
Item 4.	Controls and Procedures	41

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults Upon Senior Securities	42
Item 4.	Mine Safety Disclosures	42
Item 5.	Other Information	43
Item 6.	Exhibits	44

SIGNATURES		45

PART I—FINANCIAL INFORMATION

Lightbridge Corporation

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$25,707,368	$4,515,398
Accounts receivable - project revenue and reimbursable project costs	-	10,400
Other receivable from joint venture	414,957	-
Prepaid expenses and other current assets	107,861	70,067
Deferred financing costs, net	-	491,168
Total Current Assets	26,230,186	5,087,033

Investment in Joint Venture	2,415,228	-
Other Assets
Patent costs	1,506,672	1,367,692
Deferred financing costs, net	-	491,268
Total Other Assets	1,506,672	1,858,960
Total Assets	$30,152,086	$6,945,993

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,405,341	$1,151,210
Total Current Liabilities	1,405,341	1,151,210
Total Liabilities	1,405,341	1,151,210

Commitments and Contingencies – Note 5

Stockholders' Equity
Preferred stock, $0.001 par value, 10,000,000 authorized shares:
Convertible Series A preferred shares, 908,740 shares and 1,020,000 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively (liquidation preference $2,849,000 and $3,088,764 at June 30, 2018 and December 31, 2017, respectively)	909	1,020
Convertible Series B preferred shares, 2,666,667 and 0 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively (liquidation preference $4,116,667 at June 30, 2018)	2,667	-
Common stock, $0.001 par value, 100,000,000 authorized, 28,621,758 shares and 12,737,703 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	28,622	12,738
Additional paid-in capital	124,774,561	93,602,539
Accumulated deficit	(96,060,014)	(87,821,514)
Total Stockholders' Equity	28,746,745	5,794,783
Total Liabilities and Stockholders' Equity	$30,152,086	$6,945,993

The accompanying notes are an integral part of these condensed consolidated financial statements

Lightbridge Corporation

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue

Consulting Revenue	$-	$14,425	$-	$149,910

Cost of Consulting Services Provided	-	4,300	-	89,663

Gross Margin	-	10,125	-	60,247

Operating Expenses
General and administrative	1,453,030	971,290	3,676,620	2,179,592
Research and development	538,031	545,644	1,449,065	1,009,987
Total Operating Expenses	1,991,061	1,516,934	5,125,685	3,189,579

Other Operating Income and (Loss)
Other income from joint venture	187,031	-	587,374	-
Equity in loss from joint venture	(1,773,445)	-	(2,801,772)	-
Total Other Operating Income and (Loss)	(1,586,414)	-	(2,214,398)	-

Operating Loss	(3,577,475)	(1,506,809)	(7,340,083)	(3,129,332)

Other Income and (Expenses)
Interest income	60,462	-	84,019	-
Financing costs	-	(130,877)	(982,436)	(253,681)
Other income	-	23	-	47
Total Other Income and (Expenses)	60,462	(130,854)	(898,417)	(253,634)

Loss before income taxes	(3,517,013)	(1,637,663)	(8,238,500)	(3,382,966)

Income taxes	-	-	-	-

Net loss	$(3,517,013)	$(1,637,663)	$(8,238,500)	$(3,382,966)

Accumulated preferred stock dividend	(119,000)	(49,000)	(214,667)	(98,000)
Deemed additional dividend on preferred stock dividend due the beneficial conversion feature	(49,373)	-	(85,680)	-
Deemed dividend on issuance on Series B convertible preferred stock due to beneficial conversion feature	-	-	(2,624,836)	-

Net loss attributable to common stockholders	(3,685,386)	(1,686,663)	(11,163,683)	(3,480,966)

Net Loss Per Common Share, Basic and Diluted	$(0.14)	$(0.17)	$(0.50)	$(0.37)

Weighted Average Number of Common Shares Outstanding	25,702,352	9,911,864	22,484,840	9,524,939

The accompanying notes are an integral part of these condensed consolidated financial statements

Lightbridge Corporation

Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2018	2017
Operating Activities
Net Loss	$(8,238,500)	$(3,382,966)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock-based compensation	1,421,745	427,880
Amortization of deferred financing cost	982,436	245,609
Equity in loss from joint venture	2,801,772	-
Changes in operating working capital items:
Accounts receivable - fees and reimbursable project costs	10,400	377,545
Other receivable from joint venture	(414,957)	-
Prepaid expenses and other assets	(37,794)	(50,384)
Accounts payable and accrued liabilities	254,131	(48,540)
Deferred lease abandonment liability	-	(72,186)
Net Cash Used In Operating Activities	(3,220,767)	(2,503,042)

Investing Activities
Investment in joint venture	(5,217,000)	-
Patent costs	(138,980)	(115,172)
Net Cash Used In Investing Activities	(5,355,980)	(115,172)

Financing Activities
Net proceeds from the issuance of common stock	25,868,716	3,025,544
Net proceeds from the issuance of preferred stock	3,900,001	-
Restricted cash	-	(47)
Net Cash Provided by Financing Activities	29,768,717	3,025,497

Net Increase In Cash and Cash Equivalents	21,191,970	407,283

Cash and Cash Equivalents, Beginning of Period	4,515,398	3,584,877

Cash and Cash Equivalents, End of Period	$25,707,368	$3,992,160

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-Cash Financing Activity:
Deemed dividend on issuance Series B convertible preferred stock due to beneficial conversion feature	$2,624,836	$-
Accumulated preferred stock dividend	$214,667	$98,000
Decrease in accrued liabilities - stock-based compensation	$-	$121,720

The accompanying notes are an integral part of these condensed consolidated financial statements

Lightbridge Corporation

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity

	Series A		Series B				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2016	1,020,000	$1,020	-	$-	7,112,143	$7,112	$86,266,075	$(80,716,617)	$5,557,590
Consulting fees paid in stock - non-cash payment of accrued expenses	-	-	-	-	102,975	$103	$121,617	$-	$121,720
Shares issued - registered offerings – net of offering costs	-	-	-	-	5,236,001	5,236	6,021,828	-	6,027,064
Cashless exercise of stock warrants	-	-	-	-	286,584	287	(287)	-	-
Stock-based compensation	-	-	-	-	-	-	1,193,306	-	1,193,306
Net loss -year	-	-	-	-	-	-	-	(7,104,897)	(7,104,897)
Balance – December 31, 2017	1,020,000	$1,020	-	$-	12,737,703	$12,738	$93,602,539	$(87,821,514)	$5,794,783

Issuance of Preferred Stock	-	-	2,666,667	2,667	-	-	3,897,334	-	3,900,001
Shares issued - registered offerings – net of offering costs	-	-	-	-	15,262,528	15,263	25,853,453	-	25,868,716
Cashless exercise of stock warrants	-	-	-	-	496,644	496	(496)	-	-
Stock-based compensation	-	-	-	-	-	-	1,421,745	-	1,421,745
Conversion for payment of dividends, 111,260 preferred stock converted to 124,882 Common	(111,260)	(111)	-	-	-	-	111	-	-
Shares issued in payment of dividend	-	-	-	-	124,883	125	(125)	-	-
Net loss for the period	-	-	-	-	-	-	-	(8,238,500)	(8,238,500)
Balance - June 30, 2018 (unaudited)	908,740	$909	2,666,667	$2,667	28,621,758	$28,622	$124,774,561	$(96,060,014)	$28,746,745

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three and six-month periods have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms “Lightbridge”, "Company,” "we,” "us" or "our" mean Lightbridge Corporation and all entities included in our condensed consolidated financial statements.

The Company was formed on October 6, 2006, when Thorium Power, Ltd., which had been formed in the State of Nevada on February 2, 1999, merged with Thorium Power, Inc. (“TPI”), which had been formed in the State of Delaware on January 8, 1992. On September 29, 2009, we changed our name from Thorium Power, Ltd. to Lightbridge Corporation. We are engaged in two operating business segments: our Technology Business Segment and our Consulting Business Segment (see Note 8-Business Segment Results).

Liquidity

As of June 30, 2018, the Company has an accumulated deficit of approximately $96.1 million, representative of recurring losses since inception. The Company has incurred recurring losses since inception because it is a development stage nuclear fuel development company. The Company expects to continue to incur losses because of costs and expenses related to the Company’s research and development expenses and corporate general and administrative expenses.

At June 30, 2018, the Company had $25.7 million in cash and cash equivalents and had a working capital surplus of approximately $24.8 million. The Company had expended substantial funds on its research and development activities and expects to increase this spending through its equity contributions to Enfission, LLC. The Company’s net cash used in operating activities during the six months ended June 30, 2018 was approximately $3.2 million, and current projections indicate that the Company will have continued negative cash flows for the foreseeable future. Net losses incurred for the six months ended June 30, 2018 and 2017 amounted to approximately $8.2 million and $3.4 million, respectively.

The amount of cash and cash equivalents on the balance sheet as of the date of the filing is approximately $26 million. The Company also may consider other plans to fund operations including: (1) raising additional capital through debt financings or from other sources; (2) additional funding through new relationships to help fund future research and development costs (e.g., Department of Energy funding); and (3) additional capital raises. The Company may issue securities, including common stock, preferred stock and stock purchase contracts through private placement transactions or registered public offerings, pursuant to its registration statement on Form S-3 filed with the Securities and Exchange Commission (“SEC”) on March 15, 2018 and declared effective on March 23, 2018. There can be no assurance as to the availability or terms upon which financing and capital might be available. The Company’s future liquidity needs, and ability to address those needs, will largely be determined by the success of the development of its nuclear fuel and key nuclear development and regulatory events and its business decisions in the future.

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

Equity Method Investment – Enfission, LLC - Joint Venture with Framatome Inc.

In January 2018, Lightbridge and Framatome Inc., a subsidiary of Framatome SAS (formerly AREVA SAS), finalized and launched Enfission, LLC, (“Enfission”), a 50-50 joint venture company to develop, license and sell nuclear fuel assemblies based on Lightbridge-designed metallic fuel technology and other advanced nuclear fuel intellectual property. Framatome SAS and Framatome Inc. (collectively “Framatome”) is a global leader in designing, building, servicing, and fueling reactor fleet and advancing nuclear energy and is majority owned by Électricité de France, the world’s largest owner and operator of nuclear power plants. Lightbridge and Framatome began joint fuel development and regulatory licensing work under previously signed agreements initiated in March 2016. The joint venture Enfission is a Delaware-based limited liability company that was formed on January 24, 2018.

Management has determined that its investment in Enfission should be accounted for under the equity method of accounting. Under the equity method of accounting, an investee company’s accounts are not reflected within the Company’s condensed consolidated balance sheets and condensed consolidated statements of operations; however, the Company’s share of the losses of the investee company is reported in the “Equity in loss from joint venture” line item in the condensed consolidated statements of operations, and the Company’s carrying value in an equity method investee company is reported in the “Investment in joint venture” line item in the condensed consolidated balance sheets.

The Company allocates income (loss) utilizing the hypothetical liquidation book value ("HLBV") method, in which the Company allocates income or loss based on the change in each JV member’s claim on the net assets of the JV’s operating agreement at period end after adjusting for any distributions or contributions made during such period. The Company uses this method because of the difference between the distribution rights and priorities set forth in the Enfission operating agreement and what is reflected by the underlying percentage ownership interests of the Joint Venture. Additionally, if the Company's carrying value in an equity method investment is zero and the Company has not guaranteed any obligations of the investee, nor is it required to provide additional funding to the investee, the Company will not recognize its share of any reported losses by the investee until future equity contributions or earnings are generated to offset previously unrecognized losses.

Basis of Consolidation

These condensed consolidated financial statements include the accounts of Lightbridge, a Nevada corporation, and our wholly-owned subsidiaries, TPI, a Delaware corporation and Lightbridge International Holding LLC, a Delaware limited liability company. All significant intercompany transactions and balances have been eliminated in consolidation. Translation gains and losses for the three and six months ended June 30, 2018 and 2017 were not significant.

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

In determining whether we are the primary beneficiary and whether we have the right to receive benefits or the obligation to absorb losses that could potentially be significant to the VIE, we evaluate all our economic interests in the entity, regardless of form. This evaluation considers all relevant factors of the entity’s structure, including: the entity’s capital structure, contractual rights to earnings (losses) as well as other contractual arrangements that have potential to be economically significant. Although we have the obligation to absorb the losses as of this reporting period, we concluded that we are not the primary beneficiary since the major decision making for all significant economic activities require the approval of both the Company and Framatome. The significant economic activities identified were financing activities; research and development activities; licensing activities; manufacturing of fuel assembly product activities; and marketing and sales activities. The evaluation of each of these factors in reaching a conclusion about the potential significance of our economic interests and control is a matter that requires the exercise of professional judgment.

Cash and Cash Equivalents

We may at times invest our excess cash in savings accounts and US Treasury Bills. We classify all highly liquid investments with stated maturities of three months or less from date of purchase as cash equivalents and all highly liquid investments with stated maturities of greater than three months as marketable securities. We hold cash balances in excess of the federally insured limits of $250,000. We deem this credit risk not to be significant as our cash is held by two prominent financial institutions. We buy and hold short-term US Treasury Bills from Treasury Direct to maturity. US Treasury Bills totaled approximately $10.0 million at June 30, 2018 with the remaining $15.7 million on deposits with two financial institutions. Total cash and cash equivalents held, as reported on the accompanying condensed consolidated balance sheets, totaled approximately $25.7 million and $4.5 million at June 30, 2018 and December 31, 2017, respectively.

Technology Business Segment

Our primary business segment, based on future revenue potential, is to develop and commercialize innovative, proprietary nuclear fuel designs, which we expect will significantly enhance the nuclear power industry’s economics due to higher power output and improved safety margins.

We are focusing our technology development efforts on the metallic fuel with a potential power uprate of up to 10% and an operating cycle extended from 18 to 24 months in existing Westinghouse-type four-loop pressurized water reactors. Those reactors represent the largest segment of our global target market. Our metallic fuel could also be adapted for use in other types of water-cooled commercial power reactors, such as boiling water reactors, Russian-type VVER reactors, CANDU heavy water reactors, water-cooled small and modular reactors, as well as water-cooled research reactors.

Lightbridge has obtained and will continue to seek patent validation in key countries that either currently operate or are expected to build and operate a large number of suitable nuclear power reactors.

Consulting Business Segment

Our business model expanded with first consulting revenue in 2008. We have provided consulting and strategic advisory services to companies and governments planning to create or expand electricity generation capabilities using nuclear power plants.

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

To determine the effective conversion price, we first allocate the proceeds received to the convertible preferred stock and then use those allocated proceeds to determine the effective conversion price. If the convertible instrument is issued in a basket transaction (i.e., issued along with other freestanding financial instruments), the proceeds should first be allocated to the various instruments in the basket. The intrinsic value of the conversion option should be measured using the effective conversion price for the convertible preferred stock on the proceeds allocated to that instrument. The effective conversion price represents proceeds allocable to the convertible preferred stock divided by the number of shares into which it is convertible. The effective conversion price is then compared to the per share fair value of the underlying common shares on the commitment date. The accounting for a BCF requires that the BCF be recognized by allocating the intrinsic value of the conversion option to additional paid-in capital, resulting in a discount on the convertible preferred stock. This discount should be accreted from the date on which the BCF is first recognized through the earliest conversion date for instruments that do not have a stated redemption date. The intrinsic value of the BCF is recognized as a deemed dividend on convertible preferred stock over a period specified in the guidance. In the case of both the Series A and Series B preferred shares, the holders of the shares had the right to convert beginning at the date of issuance with the result that the accretion of the related BCF was recognized immediately at issuance.

When the Company’s preferred stock has dividends that are paid-in-kind (“PIK”) (i.e., the holder is paid in additional shares or liquidation/dividend rights), and either (1) neither the Company nor the holder has the option for the dividend to be paid in cash, or (2) the PIK amounts do not accrue to the holder if the instrument is converted prior to the PIK amount otherwise being accrued or due, additional BCF is recognized as dividends accrue to the extent that the per share fair value of the underlying common shares at the commitment date exceeds the conversion price.

Recently Adopted Accounting Pronouncements

Compensation – Stock Compensation — In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which allows companies to account for nonemployee awards in the same manner as employee awards. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those annual periods. The Company elected the early adoption of this ASU on July 1, 2018. The adoption of ASU 2018-07 will not have a material impact on the condensed consolidated financial statements.

Compensation – Stock Compensation — In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. This new pronouncement has been adopted on January 1, 2018 and did not have a material effect on the Company’s financial position, results of operations or cash flows.

Financial Instruments — In January 2016, the FASB issued ASU 2016-01, Financial Instruments (Subtopic 825-10) - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). This standard provides guidance on how entities measure certain equity investments and present changes in the fair value. This standard requires that entities measure certain equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. ASU 2016-01 is effective for fiscal years beginning after December 31, 2017. This new pronouncement has been adopted on January 1, 2018 and did not have a material effect on the Company’s financial position, results of operations or cash flows.

Statement of Cash Flows — In 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments and ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-15 addresses the presentation and classification of certain cash receipts and payments in the statement of cash flows. ASU 2016-18 is intended to reduce diversity in the presentation of restricted cash and restricted cash equivalents in the cash flows statement. The statement requires that restricted cash and restricted cash equivalents to be included as components of total cash and cash equivalents as presented on the statement of cash flows. These pronouncements go into effect for periods beginning after December 15, 2017. This new pronouncement has been adopted on January 1, 2018 and did not have a material effect on the Company’s financial position, results of operations or cash flows.

Revenue Recognition — In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) which supersedes most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations. ASU 2016-08 clarifies implementation guidance on principal versus agent considerations in ASU 2014-09. ASU 2016-10 was issued to clarify ASC Topic 606 related to (i) identifying performance obligations; and (ii) the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers - Narrow-Scope Improvements and Practical Expedients, to clarify certain narrow aspects of Topic 606 such as assessing the collectability criterion, presentation of sales taxes and other similar taxes collected from customers, noncash consideration, contract modifications at transition, completed contracts at transition, and technical correction. The guidance is effective for the interim and annual periods beginning on or after December 15, 2017, and this new pronouncement was adopted on January 1, 2018. The guidance permits the use of either a retrospective or cumulative effect transition method. The Company has evaluated its prior various contracts subject to these updates and completed its assessment. The Company has concluded that the adoption of this pronouncement did not have a material effect on its condensed consolidated financial statements and related disclosures since we did not enter into any consulting revenue contracts with third parties in 2018.

Recent Accounting Pronouncements

Intangibles, Goodwill and Other — In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). To simplify the subsequent measurement of goodwill, ASU 2017-04 eliminates Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, ASU 2017-04 requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019. The Company will adopt ASU 2017-04 commencing in the first quarter of fiscal 2020. The Company does not believe this standard will have a material impact on its consolidated financial statements or the related footnote disclosures.

Leases — In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which amends existing lease accounting guidance and requires recognition of most lease arrangements on the balance sheet. The adoption of this standard will result in the Company recognizing a right-of-use asset representing its rights to use the underlying asset for the lease term with an offsetting lease liability. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the potential impact of the adoption of this accounting pronouncement to its consolidated financial statements. This new pronouncement is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

The Company does not believe that other standards, which have been issued but are not yet effective, will have a significant impact on its financial statements.

Note 2. Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period except that it does not include unvested common shares subject to repurchase or cancellation. Diluted net income per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, warrants, restricted shares, and unvested common shares subject to repurchase or cancellation. The dilutive effect of outstanding stock options, restricted shares, restricted stock units, and warrants is not reflected in diluted earnings per share because we incurred net losses for the three and six months ended June 30, 2018 and 2017, and the effect of including these potential common shares in the net loss per share calculations would be anti-dilutive and are therefore not included in the calculations.

Note 3. Investment in Joint Venture

Pursuant to the Enfission operating agreement, both partners agreed that Enfission will serve as an exclusive vehicle to develop, license and sell nuclear fuel assemblies based on Company-designed metallic fuel technology and other advanced nuclear fuel intellectual property licensed to Enfission by the Company and Framatome or their affiliates. The joint venture builds on the joint fuel development and regulatory licensing work under previously signed agreements initiated in March 2016.

The Enfission operating agreement provided that the Company and Framatome each hold 50% of the total issued Class A voting membership units of the joint venture. The Company's investment accounted for under the equity method consist of the following as of June 30, 2018 (carrying amounts rounded in millions of dollars):

Investment Name	Ownership Interest	Carrying Amount
Enfission, LLC	50%	$2.4
Total - Equity Method Investment		$2.4

The Company invested approximately $5.2 million in Enfission June 30, 2018. The cash balance in Enfission at June 30, 2018 was approximately $4.5 million. During the six-months ended June 30, 2018, Enfission incurred a loss of approximately $2.8 million, and accordingly, the Company recorded its share of the loss in investment in Enfission, in accordance with the provisions in the joint venture operating agreement, of approximately $2.8 million in the accompanying condensed consolidated statement of operations. The Company’s cash position exceeds the approximate $10 million to $12 million that it is presently contractually bound to provide to Enfission. The Company expects to continue providing additional equity contributions in 2018 and for the foreseeable future.

Summarized balance sheet information for the Company’s equity method investee Enfission as of June 30, 2018 is presented in the following table (rounded in millions of dollars):

Current assets
Cash	$4.5
Other current assets	0.1
Total assets	$4.6
Current liabilities	$1.3
Total liabilities	$1.3

Summarized income statement information for the Company’s equity method investee Enfission is presented in the following table for the period ended June 30, 2018 (rounded in millions):

Net sales and revenue	$0.0
Research and development costs	2.3
Administrative expenses	0.5
Total Operating Loss	$2.8
Loss from operations	$2.8
Net loss	$2.8

As of June 30, 2018, the total receivable due from Enfission was approximately $0.4 million, which represents consulting fees charged to Enfission and reimbursable expenses paid by Lightbridge on Enfission’s behalf.

Note 4. Accounts Payable and Accrued Liabilities

Accounts payable and accrued expenses (rounded in millions) consisted of the following:

	June 30,	December 31,
	2018	2017
Trade payables	$0.6	$0.3
Accrued expenses and other	0.4	0.6
Accrued bonuses	0.4	0.3
Total	$1.4	$1.2

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

Contingency

Litigation

A former Chief Financial Officer of the Company filed a complaint against the Company with the U.S. Occupational Safety and Health Administration (the “OSHA Complaint”) on March 9, 2015. This complaint was closed and dismissed by OSHA in January 2018 without any findings against the Company. On March 14, 2018 an appeal was filed and the Company will vigorously defend this appeal and believes that this appeal hearing will not result in any findings against the Company.

Note 6. Research and Development Costs

Research and development costs included in the accompanying condensed consolidated statement of operations amounted to approximately $0.5 million for the three months ended June 30, 2018 and 2017, respectively, and approximately $1.4 million and $1.0 million for the six months ended June 30, 2018 and 2017, respectively.

Note 7. Stockholders’ Equity

At June 30, 2018, there were 28,621,758 common shares outstanding, and there were also outstanding warrants relating to 1,511,001 shares of common stock, stock options relating to 3,970,739 shares of common stock, 908,740 shares of Series A convertible preferred stock convertible into 908,740 shares of common stock (plus accrued dividends of $49,000, relating to an additional 17,850 common shares), and 2,666,667 shares of Series B convertible preferred stock convertible into 2,666,667 shares of common stock (plus accrued dividends of $116,667, relating to an additional 77,778 common shares), all totaling 37,774,533 shares of common stock and common stock equivalents outstanding at June 30, 2018.

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

Common Stock Equity Offerings

ATM Offering - 2018

On March 30, 2018, the Company entered into an at-the-market issuance sales agreement (“New ATM”) with B. Riley FBR, Inc. (the “Distribution Agent”), pursuant to which the Company may issue and sell shares of its common stock from time to time through the Distribution Agent as the Company’s sales agent. Sales of the Company’s common stock through the Distribution Agent, if any, will be made by any method that is deemed to be an “at-the-market” equity offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-223674) filed on March 15, 2018 with the Securities and Exchange Commission and declared effective on March 23, 2018, the base prospectus filed as part of such registration statement and the prospectus supplement dated March 30, 2018, which registered the offer and sale of up to $50 million of common stock under the New ATM. Sales under the New ATM that were made during the three months and six months ended June 30, 2018 was the sale of 4.6 million shares that totaled gross proceeds of $5.4 million and the remaining balance as of June 30, 2018 was $44.6 million.

On January 24, 2018, January 26, 2018, February 7, 2018 and March 2, 2018, the Company filed prospectus supplements registering an aggregate of approximately $22.6 million under the prior ATM agreement with B. Riley FBR, Inc., of which the Company sold approximately $20.4 million during the six months ended June 30, 2018. No additional sales may be made under the prior ATM agreement.

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

The warrants have a per share of common stock exercise price of $1.875, which is subject to adjustment in the event of certain stock dividends and distributions, stock splits, recapitalizations, stock combinations, reclassifications or similar events affecting the Company’s common stock. The warrants are exercisable upon issuance and will expire six months after issuance. On February 6, 2017 the Company entered into an agreement with an investment bank that introduced the Company to these investors. The agreement calls for monthly retainer payments of $15,000, which are credited against any transaction introductory fee earned by the investment bank. This agreement calls for a 7% transaction introductory fee and warrants equal to 5% of the total transaction amount, at a strike price equal to the offering price for a three-year term.

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

The accumulated dividend (unpaid) at June 30, 2018 was approximately $117,000. The liquidation preference of the Series B Preferred Stock at June 30, 2018 is approximately $4.1 million.

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

Of the $4 million proceeds, approximately $0.3 million was allocated to the warrants with the remaining approximate $3.7 million allocated to the Series B Preferred Stock. The Series B Preferred Stock was initially convertible into 2,666,667 shares of common stock. The average of the high and low market prices of the common stock on January 30, 2018, the date of the closing of the sale of the preferred stock, was approximately $2.34 per share. At $2.34 per share the common stock into which the Series B Preferred Stock was initially convertible was valued at approximately $6.2 million. This amount was compared to the $3.6 million of proceeds allocated to the Series B Preferred Stock to indicate that a BCF of approximately $2.6 million existed at the date of issuance which was immediately accreted as a deemed dividend because the conversion rights were immediately effective. This deemed dividend is included on the statement of operations for the six months ended June 30, 2018.

Additionally, comparison of the $1.50 conversion price of the PIK dividends to the $2.34 commitment date fair value per share indicates that each PIK dividend will accrete $0.84 of BCF as an additional deemed dividend for every $1.50 of PIK dividend accrued. Total cumulative deemed dividend for this PIK dividend at June 30, 2018 was $65,334. Total deemed dividend for this PIK dividend for the three months ended June 30, 2018 was $39,200.

Pursuant to the Securities Purchase Agreement for the Series B Preferred Stock, we terminated our stock purchase agreement with Aspire Capital and this termination resulted in a write-off of our deferred financing costs asset of approximately $1 million.

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

The accumulated dividend (unpaid) at June 30, 2018 and December 31, 2017 was approximately $0.1 million and $0.3 million dollars, respectively. On April 30, 2018, the holders of the Series A Preferred Shares converted 111,260 preferred shares into 124,882 common shares in payment of the accumulated dividend at March 31, 2018 of $342,813, at $2.7451 per share. The Series A Preferred Shares outstanding at June 30, 2018 was 908,740 shares with a liquidation preference of approximately $2.9 million.

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

The Series A Preferred Stock was initially convertible into 1,020,000 shares of common stock. The average of the high and low market prices of the common stock on August 6, 2016, the date of the closing of the sale of the Series A Preferred Stock, was approximately $3.315 per share. At $3.315 per share the common stock into which the Series A Preferred Stock was initially convertible was valued at approximately $3.4 million. This amount was compared to the $2.8 million of proceeds of the Series A Preferred Stock to indicate that a BCF of approximately $0.6 million existed at the date of issuance which was immediately accreted as a deemed dividend because the conversion rights were immediately effective.

Additionally, comparison of the $2.7451 conversion price of the PIK dividends to the $3.315 commitment date fair value per share indicates that each PIK dividend will accrete $0.5699 of BCF as an additional deemed dividend for every $2.7451 of PIK dividend accrued. The total deemed dividends for this PIK dividend for the three months and six months ended June 30, 2018 was $10,173 and $20,346, respectively.

The holders of the Series A Preferred Stock have no voting rights. In addition, as long as 255,000 shares of Series A Preferred Stock are outstanding, the Company may not take certain actions without first having obtained the affirmative vote or waiver of the holders of a majority of the outstanding shares of Series A Preferred Stock. The Company has the option at any time after August 2, 2019 to redeem some or all of the outstanding Series A Preferred Stock for an amount in cash equal to the liquidation preference plus the amount of any accrued but unpaid dividends of the Series A Preferred Stock being redeemed. The holders of the Series A Preferred Stock do not have the ability to require the Company to redeem the Series A Preferred Stock. The liquidation preference of the Series A Preferred Stock at June 30, 2018 and December 31, 2017 was approximately $2.9 million and $3.1 million, respectively.

Warrants

	June 30,	December 31,
Outstanding Warrants	2018	2017
Issued to Investors on October 25, 2013, entitling the holders to purchase 250,000 common shares in the Company at an exercise price of $11.50 per common share up to and including April 24, 2021. In 2016, 59,450 of these warrants were exchanged for common stock, and all remaining warrant holders agreed to new warrant terms which excluded any potential net cash settlement provisions in exchange for a reduced exercise price of $6.25 per share.	163,986	163,986

Issued to Investors on November 17, 2014, entitling the holders to purchase 546,919 common shares in the Company at an exercise price of $11.55 per common share up to and including May 16, 2022. On June 30, 2016, the warrant holders agreed to new warrant terms which excluded any potential net cash settlement provisions in order to classify them as equity in exchange for a reduced exercise price of $6.25 per share.	546,919	546,919

Issued to an investor on August 10, 2016, entitling the holders to purchase 500,000 common shares in the Company at an exercise price of price of $0.01 per share, up to and including December 31, 2019. These warrants were exercised in January 2018.	-	500,000

Issued to Series B Preferred Stock investors on January 30, 2018, entitling the holders to purchase 666,664 common shares in the Company at an exercise price of price of $1.875 per share, up to and including July 30, 2018.	666,664	-

Issued to an investment bank regarding the Series B Preferred Stock investment on January 30, 2018, entitling the holder to purchase 133,432 common shares in the Company at an exercise price of price of $1.50 per share, up to and including January 30, 2021.	133,432	-

	1,511,001	1,210,905

Stock-based Compensation – Stock Options

2015 Equity Incentive Plan

On March 25, 2015, the Compensation Committee and Board of Directors approved the Lightbridge Corporation 2015 Equity Incentive Plan (the “Plan”) to authorize grants of (a) Incentive Stock Options, (b) Non-qualified Stock Options, (c) Stock Appreciation Rights, (d) Restricted Awards, (e) Performance Share Awards, and (f) Performance Compensation Awards to the employees, consultants, and directors of the Company. The Plan initially authorized a total of 600,000 shares to be available for grant under the Plan, which amount was increased to 1,400,000 shares in May 2016 and 2,900,000 shares in May 2017. The Company held its 2018 Annual Meeting of Stockholders on May 4, 2018. At the Annual Meeting, the Company’s stockholders approved an amendment to the Plan to increase the number of shares authorized for issuance thereunder by 3,400,000 shares, resulting in total shares available under the Plan to 6,300,000 shares.

Total stock options outstanding at June 30, 2018 and December 31, 2017, under the 2006 Stock Plan and 2015 Equity Incentive Plan were 3,970,739 and 3,976,884 of which 3,585,055 and 2,434,148 of these options were vested at June 30, 2018 and December 31, 2017, respectively. Total stock-based compensation was approximately $0.1 million and $0.2 million for the three months ended June 30, 2018 and 2017, respectively, and $1.4 million and $0.4 million for the six months ended June 30, 2018 and 2017, respectively.

Short-Term Incentive Stock Options and Non-Qualified Stock Option Grants

On August 30, 2017, the Compensation Committee and Board granted 31,425 non-qualified stock options with a strike price of $1.08 per share, which was the closing price of the Company’s stock on the grant date to a consultant of the Company, under the 2015 Equity Incentive Plan. These options have a 10-year contractual term, with a grant date fair market value of approximately $0.80 per option. These options vest annually in equal amounts over a three-year period.

On October 26, 2017, the Compensation Committee of the Board granted 523,319 short-term incentive stock options and non-qualified stock options under the 2015 Equity Incentive Plan to employees and consultants of the Company. All of these stock options vested immediately, with a strike price of $1.05 per share, which was the closing price of the Company’s stock on October 26, 2017. These options have a 10-year contractual term, with a fair market value of approximately $0.73 per option with an expected term of 5 years.

Long-Term Non-Qualified Option Grants

On October 26, 2017 the Compensation Committee of the Board granted 1,299,533 long-term non-qualified stock options to employees, consultants and directors of the Company. Out of this total, approximately 1,120,322 stock options were issued to employees and consultants containing both performance-based and market-based vesting provisions. These performance-based and market-based stock options vest only upon the applicable performance conditions or market conditions being satisfied by certain milestone dates, based on either a graded vesting schedule for each performance-based milestone or an accelerated 100% vesting for one performance-based milestone and one market-based milestone, as discussed below. The graded vesting schedule is based on the achievement of performance-based milestones related to the formation of the joint venture with Framatome and the development milestones for the fuel. Accelerated vesting of all these option grants would occur upon achievement of one or both of the following performance-based and market-based milestones:

1.	The Company’s closing stock price is above $3 per share by December 31, 2018; or

2.	The Company secures at least a $2 million investment from a commercial nuclear industry entity other than Framatome by December 31, 2019.

Accelerated vesting occurred on January 25, 2018 when the Company’s stock price closed above $3 per share and therefore, met the market-based milestone for 100% vesting of these option grants, as set forth in these stock option agreements.

The remaining approximately 179,211 stock options were issued to the directors of the Company and vest over a one-year period on the anniversary date of the grant. These stock options have a strike price of $1.05 per share, which was the closing price of the Company’s stock on October 26, 2017. All options granted have a 10-year contractual term.

In May 2018, shareholder approval was received on contingent grants and approximately 0.7 million of such long-term non-qualified stock options were issued under the 2015 Equity Stock Plan.

Stock option transactions to the employees, directors and consultants are summarized as follows for the six months ended June 30, 2018:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Beginning of the period	3,976,884	$3.58	$2.49
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	(6,145)	$46.82	$30.85
End of the period	3,970,739	$3.51	$2.49

Options exercisable	3,585,055	$3.60	$2.59

Stock option transactions to the employees, directors and consultants are summarized as follows for the year ended December 31, 2017:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Beginning of the year	2,172,581	$6.70	$4.83
Granted	1,854,277	1.05	0.77
Exercised	-	-	-
Forfeited	-	-	-
Expired	(49,974)	45.53	38.70
End of the year	3,976,884	$3.58	$2.49

Options exercisable	2,434,148	$4.84	$3.36

A summary of the status of the Company’s non-vested options as of June 30, 2018 and December 31, 2017, and changes during the year ended December 31, 2017 and the six months ended June 30, 2018, is presented below:

	Shares	Weighted- Average Fair Value Grant Date	Weighted Average Exercise Price
Non-vested – December 31, 2016	450,476	$3.60	$5.40

Granted	1,854,277	$0.77	$1.05
Vested	(762,017)	1.67	2.54
Forfeited	-	-	-
Non-vested – December 31, 2017	1,542,736	$1.10	$1.58

Granted	-	-	-
Vested	(1,157,052)	$1.22	$1.13
Forfeited
Non-vested – June 30, 2018	385,684	$2.69	$1.70

As of June 30, 2018, there was approximately $0.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 0.50 years. For stock options outstanding at June 30, 2018, the intrinsic value was approximately $0. For stock options outstanding at December 31, 2017, the intrinsic value was approximately $0.3 million. No stock options have been awarded in 2018.

The above tables include options issued and outstanding as of June 30, 2018 and December 31, 2017, as follows:

i)	A total of 69,687 non-qualified 10-year options have been issued, and are outstanding, to advisory board members at exercise prices of $1.08 to $28.05 per share.

ii)

A total of 3,212,879 incentive stock options and non-qualified 5-10-year options have been issued, and are outstanding, to our directors, officers, and employees at exercise prices of $1.05 to $43.25 per share. From this total, 1,070,659 options are outstanding to the Chief Executive Officer who is also a director, with remaining contractual lives of 0.8 years to 9.3 years. All other options issued to directors, officers, and employees have a remaining contractual life ranging from 0.8 years to 9.3 years.

iii)	A total of 688,173 non-qualified 3-10-year options have been issued, and are outstanding, to our consultants at exercise prices of $1.05 to $43.25 per share.

The following table provides certain information with respect to the above-referenced stock options that are outstanding and exercisable at June 30, 2018:

	Stock Options Outstanding			Stock Options Vested
	Weighted			Weighted
	Average			Average
	Remaining		Weighted	Remaining		Weighted
	Contractual	Number	Average	Contractual	Number	Average
	Life	of	Exercise	Life	of	Exercise
Exercise Prices	-Years	Awards	Price	-Years	Awards	Price

$1.05-$2.00	9.06	2,528,666	$1.18	9.04	2,318,030	$1.19
$2.01-$6.00	7.36	821,174	$4.59	7.36	651,429	$4.58
$6.01-$20.00	4.63	505,694	$7.47	4.60	500,391	$7.58
$20.00-$43.25	1.19	115,205	$29.85	1.19	115,205	$29.54
Total	7.92	3,970,739	$3.51	7.86	3,585,055	$3.60

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

In accordance with ASC 718, the market-based and performance-based long-term non-qualified option grants awards issued in 2017 were assigned a fair value of $0.80 per option share (total value of $0.9 million) on the date of grant using a Monte Carlo simulation. The following assumptions were used in the Monte-Carlo simulation model:

Expected volatility	87.5% to 91
Risk free interest rate	2.24% to 2.42
Dividend yield rate	0
Weighted average remaining expected life	4.2 years
Closing price per share – common stock	$1.05

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

Stock-based compensation expense is recorded under the financial statement captions “Cost of services provided,” “General and administrative expenses” and “Research and development expenses” in the accompanying condensed consolidated statements of operations. Related income tax benefits were not recognized, as we incurred a tax loss for both periods.

Note 8. Business Segment Results

The Company has two principal business segments, (1) the technology business and (2) the consulting services business. These business segments were determined based on the nature of the operations and the services offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief decision-makers of the Company, in deciding how to allocate resources and in assessing performance. The Chief Executive Officer and Chief Financial Officer have been identified as the chief operating decision makers. The chief operating decision makers direct the allocation of resources to operating segments based on the profitability, the cash flows, and the business plans of each respective segment.

BUSINESS SEGMENT RESULTS - THREE MONTHS ENDED JUNE 30, 2018 AND 2017

					Corporate and
	Consulting		Technology		Eliminations		Total
	2018	2017	2018	2017	2018	2017	2018	2017
Revenue	$-	$14,425	$-	$-	$-	$-	$-	$14,425
Other income	$-	$-	$187,031	$-	$-	$-	$187,031	$-
Equity in loss from joint venture	$-	$-	$(1,773,445)	$-	$-	$-	$(1,773,445)	$-
Segment Profit (Loss) - Pre-Tax	$-	$13,416	$(2,124,445)	$(545,644)	$(1,392,568)	$(1,105,435)	$(3,517,013)	$(1,637,663)
Total Assets	$-	$10,889	$1,506,672	$1,275,637	$28,645,414	$5,465,581	$30,152,086	$6,752,107
Investment in joint venture	$-	$-	$2,415,228	$-	$-	$-	$2,415,228	$-

BUSINESS SEGMENT RESULTS – SIX MONTHS ENDED JUNE 30, 2018 AND 2017

					Corporate and
	Consulting		Technology		Eliminations		Total
	2018	2017	2018	2017	2018	2017	2018	2017
Revenue	$-	$149,910	$-	$-	$-	$-	$-	$149,910
Other income	$-	$-	$587,374	$-	$-	$-	587,374	-
Equity in loss from joint venture	$-	$-	$(2,801,772)	$-	$-	$-	(2,801,772)	-
Segment (Loss) Profit- Pre-Tax	$-	$(59,945)	$(3,663,643)	$(1,009,987)	$(4,574,857)	$(2,318,034)	$(8,238,500)	$(3,382,966)
Total Assets	$-	$10,889	$1,506,672	$1,275,637	$28,645,414	$5,465,581	$30,152,086	$6,752,107
Investment in joint venture	$-	$-	$2,415,228	$-	$-	$-	$2,415,228	$-

Note 9. Related Party Transaction

We provide research and development consulting services to Enfission. The total consulting services was $0.2 million and $0.6 million for the three and six months ended June 30, 2018 from Enfission’s date of inception on January 25, 2018 to June 30, 2018, recorded under the caption “Other income from joint venture” in the accompanying condensed consolidated statement of operations.

Note 10. Subsequent Events

On March 30, 2018 the Company filed a prospectus supplement to register the sale of up to $50 million of shares of common stock under the New ATM. We have raised an approximate $0.9 million under this prospectus supplement from July 2, 2018 to the date of this Form 10-Q filing.

On August 8, 2018, the Company entered into employment agreements with each of Messrs. Grae, Mushakov and Goldman. The employment agreements provide for an initial annual base salary of $459,268, $286,443 and $265,000 for each of Messrs. Grae, Mushakov and Goldman, respectively, and establish a target annual bonus of 50% of base salary for each executive with the amount of any such bonus to be determined by the Compensation Committee of the Board based on the achievement of performance goals that are established by the Compensation Committee. In addition, each of Messrs. Grae, Mushakov and Goldman will be eligible to earn an annual long-term incentive award, subject to the Compensation Committee’s discretion to grant such awards, based upon a target award opportunity equal to 50% of base salary, and subject to attainment of such goals, criteria or targets established by the Compensation Committee in respect of each such calendar year. Each employment agreement provides that if the executive’s employment is terminated or not extended by the Company without “cause,” or terminated by the executive for “good reason” (each as defined in the employment agreement), then, subject to the terms and conditions of the employment agreement, the executive will be entitled to certain severance payments and benefits.

Each employment agreement has an initial five-year term and will automatically be extended for one additional year terms upon the expiration of the initial term unless either party provides notice of non-renewal to the other. In the case of Mr. Goldman, the term of his employment agreement as Chief Financial Officer commences September 1, 2018. Ms. Zwobota, the current Chief Financial Officer gave her notice of retirement on August 8, 2018 and her retirement date is September 1, 2018 and will continue working for the company as a part-time consultant. The employment agreements provide standard benefits and contain routine confidentiality, non-competition, non-solicitation and non-disparagement provisions.

Long-Term Non-Qualified Option Grants

On August 6, 2018 the Compensation Committee of the Board of Directors granted performance-based long-term non-qualified stock options relating to approximately 1.8 million shares to employees, consultants and directors of the Company. These stock options have a strike price equal to the closing price of the Company’s stock on August 8, 2018 ($0.90). Out of this total, approximately 1.6 million stock options were issued to employees and consultants as performance-based options. These performance-based stock options vest straight line over a 3-year period with accelerated vesting of these options issued occurring upon applicable performance conditions being satisfied by certain milestone dates. Accelerated vesting of these option grants would occur upon achievement of one or both of the following performance-based milestones:

1.	The Company’s closing stock price is above $3 per share for 10 consecutive trading days by December 31, 2019.

2.	The Company secures at least a $5 million of funding from the Department of Energy by June 30, 2019.

The remaining approximate 0.2 million stock options were issued to the directors of the Company and vest over a one-year period on the anniversary date of the grant. All options granted have a 10-year contractual term.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. We use words such as “believe”, “expect”, “anticipate”, “project”, “target”, “plan”, “optimistic”, “intend”, “aim”, “will”, or similar expressions, which are intended to identify forward-looking statements. Such statements include, among others, (1) those concerning market and business segment growth, demand and acceptance of our nuclear energy consulting services and nuclear fuel technology business, (2) any projections of sales, earnings, revenue, margins or other financial items, (3) any statements of the plans, strategies and objectives of management for future operations and the timing of the development of our nuclear fuel technology, (4) any statements regarding future economic conditions or performance, (5) uncertainties related to conducting business in foreign countries, (6) any statements about future financings and liquidity, as well as (7) all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, as well as assumptions that if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties, among others, include:

•	our ability to commercialize our nuclear fuel technology, including risks related to the design and testing of nuclear fuel incorporating our technology,
•	the realization of expected benefits from Enfission, our joint venture with Framatome, and our future collaboration with Framatome,
•	our ability to attract new customers,
•	our ability to employ and retain qualified employees and consultants that have experience in the nuclear industry,
•	competition and competitive factors in the markets in which we compete,
•	public perception of nuclear energy generally,
•	general economic and business conditions in the local economies in which we regularly conduct business, which can affect demand for the Company’s services,
•	changes in laws, rules and regulations governing our business,
•	development and utilization of, and challenges to, our intellectual property,
•	potential and contingent liabilities, and
•	the risks identified in Item 1A. “Risk Factors” included herein and in our Form 10-K filing.

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

Company Overview

Lightbridge is a leading nuclear fuel technology company. Our primary focus is the development and commercialization of next generation nuclear fuel that will significantly improve the economics and safety of existing and new reactors, with a meaningful impact on addressing climate change and air pollution challenges. We believe our nuclear fuel technology has the potential to enhance reactor safety and the proliferation resistance of spent fuel and increase the power output of commercial reactors, reducing the cost of generating electricity and the amount of nuclear waste per unit of electricity generated. We also believe our fuel will facilitate the ability of reactors to load-follow, pairing nuclear power with renewables in providing baseload electricity.

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

Lightbridge and Framatome have also directly entered into binding agreements forming the foundation for Enfission, including the following agreements in November 2017, which govern joint research and development activities and the treatment of all related existing and future intellectual property:

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

•

Intellectual Property Annex (“IP Annex”) — The IP Annex is a higher-level reference document attached to the Enfission operating agreement and summarizes the parties’ understanding regarding intellectual property matters. The IP Annex will remain in force only during the life of Enfission.

In connection with the RDSA, we currently anticipate purchasing via Enfission a minimum amount of research and development services from Framatome of approximately $10 million to $12 million, for the next 12 to 15 months. This amount is likely to increase later in 2019.

Overview of Our Next Generation Nuclear Fuel

Since 2008, we have been engaged in the design and development of proprietary, innovative nuclear fuels to improve the cost competitiveness, safety, proliferation resistance and performance of nuclear power generation. In 2010, we announced the concept of all-metal fuel (i.e., non-oxide fuel) for currently operating as well as new-build reactors. Our focus on metallic fuel is based on listening to the voices of prospective customers, as nuclear utilities have expressed interest in the improved economics and enhanced safety that metallic fuel can provide.

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

Anticipated Schedule for Development and Sale of Nuclear Fuel Assemblies

Set forth below is our anticipated schedule for Enfission’s development and sale of nuclear fuel assemblies. Please see Item 1A, Risk Factors in our Annual Report on Form 10-K filed on March 14, 2018, for a discussion of certain risks that may delay or impair the commercialization of nuclear fuel assemblies incorporating our nuclear fuel technology. Based on our current expectations, we anticipate that, either directly or through Enfission, we will:

•	develop a regulatory licensing plan for lead test assemblies and present it to the US Nuclear Regulatory Commission in 2018;

•	enter into a lead test assembly agreement with a host reactor in 2019-2020;

•	develop analytical models in 2018-2023 for our metallic fuel technology that can be used for reactor analysis and regulatory licensing;

•	perform in-reactor and out-of-reactor experiments in 2020-2025;

•	have semi-scale metallic fuel samples fabricated in 2019-2020 for irradiation testing in a test reactor environment under prototypic commercial reactor conditions;

•	establish a pilot-scale fuel fabrication facility and demonstrate full-length fabrication of our metallic fuel rods in 2020-2023; and

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

Our earlier plan was to begin irradiation of metallic fuel samples in the Halden research reactor in 2020-2021. The Halden research reactor is operated by the Institute for Energy Technology (IFE) in Norway. In June 2018, IFE’s board of directors announced its decision not to seek renewal of the Halden reactor operating license beyond 2020.

The Company now plans to conduct the initial testing and demonstration of its advanced metallic nuclear fuel in the United States, in lieu of the Halden Reactor, at sites the Company plans to announce later this year or in early 2019. The Company has begun evaluating alternatives for a back-up reactor facility, including the Advanced Test Reactor at Idaho National Laboratory and/or designing a segmented lead test rod for irradiation in an operating U.S. commercial reactor to allow generation of the irradiation data at the required burn-up level to support a subsequent lead test assembly operation in a commercial U.S. reactor. The Company also reaffirmed plans to commence testing of its fuel in a U.S. research reactor by 2020, as well as deploy a lead test rod in a U.S. commercial reactor by 2021.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make a variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. For a discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our financial statements, please see “Critical Accounting Policies and Estimates” under Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed on March 14, 2018, incorporated herein by reference. There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2018.

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

Financial information about our business segments is included in Note 8 - Business Segment Results, of the Notes to the Condensed Consolidated Financial Statements, included in Part, I Item 1, Financial Statements of this Quarterly Report on Form 10-Q.

We have provided a discussion of our results of operations on a condensed consolidated basis and have also provided certain detailed segment information for each of our business segments below for the three and six months ended June 30, 2018 and 2017, in order to provide a meaningful discussion of our business segments. We have organized our operations into two principal segments: Consulting and Technology Business segments. We present our segment information along the same lines that our chief executives review our operating results in assessing performance and allocating resources.

BUSINESS SEGMENT RESULTS - THREE MONTHS ENDED JUNE 30, 2018 AND 2017

					Corporate and
	Consulting		Technology		Eliminations		Total
	2018	2017	2018	2017	2018	2017	2018	2017
Revenue	$-	$14,425	$-	$-	$-	$-	$-	$14,425
Other income	$-	$-	$187,031	$-	$-	$-	$187,031	$-
Equity in loss from joint venture	$-	$-	$(1,773,445)	$-	$-	$-	$(1,773,445)	$-
Segment Profit (Loss) - Pre-Tax	$-	$13,416	$(2,124,445)	$(545,644)	$(1,392,568)	$(1,105,435)	$(3,517,013)	$(1,637,663)
Total Assets	$-	$10,889	$1,506,672	$1,275,637	$28,645,414	$5,465,581	$30,152,086	$6,752,107
Investment in joint venture	$-	$-	$2,415,228	$-	$-	$-	$2,415,228	$-

Technology Business

Over the next 12 to 15 months, we expect to incur approximately $10 million to $12 million in research and development expenses related to the development of our proprietary nuclear fuel designs, including funding our joint venture Enfission. We spent approximately $0.5 million for research and development for each of the three- months ended June 30, 2018 and 2017.

Over the next 2-3 years, we expect that our research and development activities will increase and will be primarily focused on testing and demonstration of our metallic fuel technology for Western-type water-cooled reactors. The main objective of this research and development phase is to prepare for full-scale demonstration of our fuel technology in an operating commercial power reactor.

See Note 3 - Investment in Joint Venture of the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information regarding our equity method investment in Enfission.

Consulting Services Business

All of our revenue from third parties had been from our consulting services business segment. The fee type and structure that we offer for each client engagement is dependent on a number of variables, including the complexity of the services, the level of the opportunity for us to improve the client’s electricity generation capabilities using nuclear power plants, and other factors. We did not have any revenue from our consulting services business segment during the three months ended June 30, 2018, and we currently do not expect to have significant revenue in the future.

Condensed Consolidated Results of Operations – Three Months Ended June 30, 2018 and 2017

The following table presents our historical operating results and the increase (decrease) in amounts for the periods indicated:

	Three Months Ended		Increase	Increase
	June 30,		(Decrease)	(Decrease)
	2018	2017	Change $	Change %

Consulting Revenues	$-	$14,425	$(14,425)	(100%)

Cost of services provided
Consulting expenses	$-	$4,300	$(4,300)	(100%)

Gross profit	$-	$10,125	$(10,125)	(100%)

Operating Expenses
General and administrative	$1,453,030	$971,290	$481,740	50%
Research and development expenses	538,031	545,644	(7,613)	(1)%
Total Costs and Expenses	$1,991,061	$1,516,934	$474,127	31%

Other Operating Income and (Loss)
Other income from joint venture	$187,031	$-	$187,031	-
Equity in loss from joint venture	(1,773,445)	-	(1,773,445)	-
Total Other Operating Income and (Loss)	$(1,586,414)	$-	$(1,586,414)	-

Total Operating Loss	$(3,577,475)	$(1,506,809)	$2,070,666	137%

Total Other Income and (Expenses)	$60,462	$(130,854)	$191,316	146%

Net loss - before income taxes	$(3,517,013)	$(1,637,663)	$1,879,350	115%

Net loss	$(3,517,013)	$(1,637,663)	$1,879,350	115%

Revenue

The market for nuclear industry consulting services is competitive, fragmented, and subject to rapid change. Our main business is developing our nuclear fuel. We may continue to provide some consulting services in the future, but we have further increased the focus and resources of the Company to the fuel division and away from consulting. There was no revenue for the three months ended June 30, 2018 and currently, we do not expect to have significant revenue in our consulting business segment in the future.

Cost of Services Provided

Because we have shifted the focus and resources of the Company to the fuel division and away from consulting, we have not incurred costs related to consulting in 2018. Cost of services provided in 2017 was comprised of expenses related to the consulting, professional, administrative, and other support costs and stock-based compensation allocated to our consulting projects labor, which were incurred to perform and support the work done for our consulting projects.

General and Administrative Expenses

The following table presents our general and administrative expenses, (rounded in millions):

	Three Months Ended
	June 30,
	2018	2017

General and administrative expenses	$1.5	$1.0

General and administrative expenses consist mostly of compensation and related costs for personnel and facilities, stock-based compensation, finance, human resources, information technology, and fees for consulting and other professional services. Professional services are principally comprised of outside legal, audit, strategic advisory services and outsourcing services.

Total general and administrative expenses increased by $0.5 million for the three-months ended June 30, 2018, as compared to the three months ended June 30, 2017. There was an increase in professional fees of approximately $0.3 million, which was due to the increase in legal fees, the hiring of a consulting firm to assist in preparing the application for a grant from the U.S. Department of Energy and an increase in employee compensation expense of approximately $0.1 million, due to an increase in the number of employees and $0.1 million increase in other general and administrative expenses. Total stock-based compensation included in general and administrative expenses was approximately $0.1 million for each of the three-months ended June 30, 2018 and 2017.

See Note 7 - Stockholders’ Equity of the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information regarding our stock-based compensation.

Research and Development

The following table presents our research and development expenses, (rounded in millions):

	Three Months Ended
	June 30,
	2018	2017

Research and development expenses	$0.5	$0.5

Research and development expenses consist mostly of compensation and related overhead costs for personnel responsible for the research and development of our fuel, including work performed for our Enfission joint venture. Total research and development expenses for the three-months ended June 30, 2018, as compared to the three months ended June 30, 2017, were substantially the same amounts. Total stock-based compensation included in research and development expenses was approximately $0.1 million for each of the three-months ended June 30, 2018 and 2017.

All of our reported research and development activities were conducted in the United States and Russia. We expense research and development costs as they are incurred. Research and development expenses will increase in future periods because we expect to invest $10 million to $12 million in the development of our nuclear fuel products over the next 12-15 months.

See Note 6 - Research and Development expense of the Notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report Form on 10-Q for additional information about our research and development costs.

Other Operating Income and (Loss) – Related Party

The following table presents our other operating income, (rounded in millions):

	Three Months Ended
	June 30,
	2018	2017

Other income from joint venture	$0.2	$-
Equity in loss from joint venture	(1.8)	-
	$(1.6)	$-

Reported in other operating income is other income for activities performed by our employees and consultants for the Enfission joint venture. Total other income from these activities was approximately $0.2 million for the three months ended June 30, 2018. Approximately 80% of the total Enfission cash inflow or capital contributions into Enfission are funded by Lightbridge and the remaining 20% will be funded as capital contributions into Enfission from Framatome. Equity in loss of joint venture consists of our share of the allocated loss in Enfission (100%), which includes reported research and development expenses of $1.4 million in which was allocated in accordance with the joint venture operating agreement, for the three months and period ended June 30, 2018.

Other Income (Expenses)

There was a net increase in other income of approximately $0.2 million. This increase was due to a decrease in the amortization of deferred financing costs of approximately $0.1 million due to the write-off of the deferred financing costs asset recorded for the Aspire option agreement in the first quarter of 2018 (see Note 7 of the notes to the accompanying condensed consolidated financial statements). This decrease was offset by an increase of $0.1 million in interest income generated from the interest earned from the purchase of treasury bills and from our bank savings account for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.

Provision for Income Taxes

The following table presents our provision for income taxes. Our effective tax rate for the periods presented is 25% and 38% for the three months ended June 30, 2018 and 2017, respectively.

	Three Months Ended
	June 30,
	2018	2017

Provision for income taxes	$-	$-

We incurred a pre-tax net loss for both 2018 and 2017. We reviewed all sources of income for purposes of recognizing deferred tax assets and concluded a full valuation allowance for 2018 and 2017 was necessary. Therefore, we did not have a provision for income taxes for the three months ended June 30, 2018 and 2017.

BUSINESS SEGMENT RESULTS – SIX MONTHS ENDED JUNE 30, 2018 AND 2017

					Corporate and
	Consulting		Technology		Eliminations		Total
	2018	2017	2018	2017	2018	2017	2018	2017
Revenue	$-	$149,910	$-	$-	$-	$-	$-	$149,910
Other income	$-	$-	$587,374	$-	$-	$-	587,374	-
Equity in loss from joint venture	$-	$-	$(2,801,772)	$-	$-	$-	(2,801,772)	-
Segment Profit (Loss) - Pre-Tax	$-	$(59,945)	$(3,663,463)	$(1,009,987)	$(4,574,857)	$(2,318,034)	$(8,238,500)	$(3,382,966)
Total Assets	$-	$10,889	$1,506,672	$1,275,637	$28,645,414	$5,465,581	$30,152,086	$6,752,107
Investment in joint venture	$-	$-	$2,415,228	$-	$-	$-	$2,415,228	$-

Condensed Consolidated Results of Operations – Six Months Ended June 30, 2018 and 2017

The following table presents our historical operating results and the increase (decrease) in amounts for the periods indicated:

	Six Months Ended		Increase	Increase
	June 30,		(Decrease)	(Decrease)
	2018	2017	Change $	Change %

Consulting Revenues	$-	$149,910	$(149,910)	(100%)

Cost of services provided
Consulting expenses	$-	$89,663	$(89,663)	(100%)

Gross profit	$-	$60,247	$(60,247)	(100%)

Operating Expenses
General and administrative	$3,676,620	$2,179,592	$1,497,028	69%
Research and development expenses	1,449,065	1,009,987	439,078	43%
Total Costs and Expenses	$5,125,685	$3,189,579	$1,936,106	61%

Other Operating Income and (Loss)
Other income from joint venture	$587,374	$-	$587,374	-
Equity in loss from joint venture	$(2,801,772)	$	(2,801,772)	-
Total Other Operating Income and (Loss)	$(2,214,398)	$-	$(2,214,398)	-

Total Operating Loss	$(7,340,083)	$(3,129,332)	$4,210,751	135%

Total Other Income and (Expenses)	$(898,417)	$(253,634)	$644,783	254%

Net loss - before income taxes	$(8,238,500)	$(3,382,966)	$4,855,534	144%

Net loss	$(8,238,500)	$(3,382,966)	$4,855,534	144%

Revenue

The market for nuclear industry consulting services is competitive, fragmented, and subject to rapid change. Our main business is developing our nuclear fuel. We may continue to provide some consulting services in the future, but we have further increased the focus and resources of the Company to the fuel division and away from consulting. There was no revenue from third parties for the six months ended June 30, 2018 as compared to the $0.1 million for the six months ended June 30, 2017.

Cost of Services Provided

Because we have shifted the focus and resources of the Company to the fuel division and away from consulting, we have not incurred costs related to consulting in 2018. Cost of services provided in 2017 was comprised of expenses related to the consulting, professional, administrative, and other support costs and stock-based compensation allocated to our consulting projects labor, which were incurred to perform and support the work done for our consulting projects.

Total stock-based compensation included in cost of services provided was approximately $25,000 for the six months ended June 30, 2017.

General and Administrative Expenses

The following table presents our general and administrative expenses, (rounded in millions):

	Six Months Ended
	June 30,
	2018	2017

General and administrative expenses	$3.7	$2.2

General and administrative expenses consist mostly of compensation and related costs for personnel and facilities, stock-based compensation, finance, human resources, information technology, and fees for consulting and other professional services. Professional services are principally comprised of outside legal, audit, strategic advisory services and outsourcing services.

Total general and administrative expenses increased by $1.5 million for the six-months ended June 30, 2018, as compared to the six months ended June 30, 2017. There was an increase in professional fees of approximately $0.6 million, which was due to the increased legal and professional work in negotiating and forming the Enfission joint venture and an increase in other professional and consulting fees, including engaging a consulting firm to assist in preparing the application for a grant from the U.S. Department of Energy. There was also an increase in corporate promotion expenses of approximately $0.1 million, an increase in employee wages and benefits of approximately $0.6 million due to an increase in the number of employees and benefits and an increase in stock-based compensation of approximately $0.7 million due to the vesting of performance-based stock options issued in 2017 and a decrease in other general and administrative expenses of approximately $0.5 million. Total stock-based compensation included in general and administrative expenses was approximately $0.9 million and $0.2 million for the six months ended June 30, 2018 and 2017, respectively.

See Note 7 - Stockholders’ Equity of the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information regarding our stock-based compensation.

Research and Development

The following table presents our research and development expenses, (rounded in millions):

	Six Months Ended
	June 30,
	2018	2017

Research and development expenses	$1.5	$1.0

Research and development expenses consist mostly of compensation and related overhead costs for personnel responsible for the research and development of our fuel. Total research and development expenses increased by $0.5 million for the six-months ended June 30, 2018, as compared to the six months ended June 30, 2017. There was an increase in spending with third party research and development vendors of approximately $0.3 million, due to increased focus on time and resources being spent on forming the Enfission joint venture; and an increase in stock-based compensation of approximately $0.2 million. Total stock-based compensation included in research and development expenses was approximately $0.5 million and $0.2 million for the six months ended June 30, 2018 and 2017, respectively.

All of our reported research and development activities were conducted in the United States and Russia. We expense research and development costs as they are incurred. Research and development expenses may increase in dollar amount and may increase as a percentage of revenues in future periods because we expect to invest $10 million to $12 million in the development of our nuclear fuel products over the next 12-15 months.

See Note 6 - Research and Development expense of the Notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report Form on 10-Q for additional information about our research and development costs.

Other Operating Income and (Loss) – Related Party

The following table presents our other operating income, (rounded in millions):

	Six Months Ended
	June 30,
	2018	2017

Other income from joint venture	$0.6	$-
Equity in loss from joint venture	(2.8)	-
	$(2.2)	$-

Reported in other operating income is other income for activities performed by our employees and consultants for the Enfission joint venture. Total other income from these activities was approximately $0.6 million for the six months ended June 30, 2018. Approximately 80% of the total Enfission cash inflow or capital contributions into Enfission are funded by Lightbridge and the remaining 20% will be funded as capital contributions into Enfission from Framatome. Equity in loss of joint venture consists of our share of the allocated loss in Enfission (100%), which includes reported research and development expenses of $2.3 million in which was allocated in accordance with the joint venture operating agreement, for the six months ended June 30, 2018.

Other Income (Expenses)

There was a net decrease in other income of approximately $0.6 million. This decrease was due to an increase in amortization of deferred financing costs of approximately $0.7 million due to the write-off of the deferred financing costs asset in the first quarter of 2018, recorded for the Aspire option agreement, (see Note 7 of the notes to the accompanying condensed consolidated financial statements). This decrease was offset by an increase of $0.1 million in interest income generated from the interest earned from the purchase of treasury bills and from our bank savings account for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.

Provision for Income Taxes

The following table presents our provision for income taxes. Our effective tax rate for the periods presented is 25% and 38% for the six months ended June 30, 2018 and 2017, respectively.

	Six Months Ended
	June 30,
	2018	2017

Provision for income taxes	$-	$-

We incurred a pre-tax net loss for both 2018 and 2017. We reviewed all sources of income for purposes of recognizing deferred tax assets and concluded a full valuation allowance for 2018 and 2017 was necessary. Therefore, we did not have a provision for taxes for both the six months ended June 30, 2018 and 2017.

Liquidity, Capital Resources and Financial Position

At June 30, 2018, we had cash and cash equivalents of approximately $25.7 million, as compared to approximately $4.5 million at December 31, 2017. The $21.2 million increase in cash and cash equivalents resulted from net proceeds from the sale of approximately $25.9 million of common stock and net proceeds of $3.9 million of preferred stock during the six months ended June 30, 2018. See Note 7 - Stockholders’ Equity of the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information regarding our equity transactions. This amount of cash inflow was partially offset by net cash used in operating activities of approximately $3.2 million and our capital contributions for our capital investment in Enfission of approximately $5.2 million. We used cash during the six months ended June 30, 2018 primarily to fund our research and development expenses and general and administrative expenses. We did not have any consulting revenue for the six months ended June 30, 2018 and presently do not expect to have significant consulting revenue for the next 12 months.

We currently project a cash flow shortfall averaging approximately $0.5 million to $0.6 million per month over the course of the next 12 months to 15 months for our general and administrative expenses and we anticipate having capital requirements of approximately $10 million to $12 million over this same period for research and development expenses through our joint venture Enfission. Presently we fund the majority of the total cash that is required for the research and development activities to be conducted in Enfission. These additional capital needs relate to the development, manufacture and commercialization of our nuclear fuel assemblies. We have the ability to delay incurring certain operating expenses in the next 12 months, which could reduce our cash flow shortfall, if needed.

The current primary future potential sources of cash available to us in 2018 are equity investments through our New ATM agreement, potential funding from other equity investors and potential funding from the Department of Energy. We anticipate that our financing through the New ATM agreement in 2018 and other third parties will help us meet the U.S. Department of Energy’s (“DOE”) minimum cost-sharing requirements that typically range from 20% to 50% of the total project cost (i.e., a 25% to 100% match in Company’s cost-sharing contributions is required for each dollar of DOE funding) or even higher in some cases. This will enable us to apply for DOE funding that can be used toward development and/or regulatory licensing of our nuclear fuel, to offset the current cash requirements for Enfission. We have no debt or debt credit lines and we have financed our operations to date through our prior years’ consulting revenue and the sale of our preferred stock and common stock. Management believes that the funding amount from the New ATM agreement will be available as needed by the Company and that adverse market conditions in the Company’s common stock price and trading volume will not substantially impair the Company’s ability to raise capital through the New ATM, if needed in the future.

Short-Term and Long-Term Liquidity Sources

In addition to the New ATM financing and other potential funding discussed above, we may seek new financing or additional sources of capital, depending on the capital market conditions, over the next 12 months. There can be no assurance that some of these additional sources of capital will be made available to us. The primary potential sources of cash that may be available to us are as follows:

1.	Equity investment from third party investors in Lightbridge or Enfission; and

2.

Strategic investment or cost-sharing contributions through funding from the Department of Energy, and/or other strategic parties, to support the remaining research and development activities required to further enhance and complete the development of our fuel products to a commercial stage.

In support of our long-term business plan with respect to our fuel technology business, we endeavor to create strategic alliances with other strategic parties during the next three years, to support the remaining research and development activities through Enfission that is required to further enhance and complete the development of our fuel products to a commercial stage. We may be unable to form such strategic alliances on terms acceptable to us or at all.

We will need to raise additional capital in 2019 to fund our research and development, which may involve offerings of equity or debt securities, securing financing through one or more banks, entering into strategic alliances with other parties, and seeking potential funding from the DOE, that we anticipate applying for later this year.

See Note 7 of the Notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding our New ATM financing.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, evaluated the disclosure controls and procedures related to the recording, processing, summarization and reporting of information in the periodic reports that we file with the SEC. These disclosure controls and procedures have been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2018.

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

Our fuel designs are still in the research and development stage and further testing and experiments will be required in test facilities. We intended to conduct testing of our fuel designs at the Halden research reactor located in Halden, Norway. However, the Halden research reactor, which became operative in 1958, has closed and will not reopen, so it will not be available for further testing of our fuel designs. The Company is working to find a suitable alternative to generate the irradiation data we need to support regulatory licensing of our lead test assembly operation in a commercial reactor but finding an alternative to the Halden research reactor may delay further testing of our fuel designs, and we may not be able to locate another reactor in which to test our fuel designs. As a result, commercialization of our nuclear fuel technology may be delayed, perhaps indefinitely, which would adversely affect our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS

On April 30, 2018, the holders of the Series A Preferred Shares converted 111,260 preferred shares into 124,882 common shares. The issuance of the common stock was exempt from registration under the Securities Act of 1933, as amended, pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

Resignation of Current Chief Financial Officer, and Appointment of New Chief Financial Officer

On August 8, 2018, Linda Zwobota, Chief Financial Officer of the Company, notified the Company of her decision to retire, effective September 1, 2018. Ms. Zwobota will continue working for the Company as a part-time consultant.

On August 8, 2018, the Board of Directors appointed Larry Goldman, 61, as Chief Financial Officer of the Company, effective September 1, 2018. Mr. Goldman first began working with the Company in 2006 in a consulting role and became the Chief Accounting Officer of the Company in 2008. From 1985 to 2004, Mr. Goldman was an Audit Assurance Partner for Livingston Wachtell & Co., LLP, a New York City CPA firm with over 20 years of assurance, tax and advisory services. Since September 2004, Mr. Goldman has also provided consulting services to numerous public companies on various financial projects and has government contracting accounting experience.

Employment Agreements

On August 8, 2018, the Company entered into employment agreements with each of Messrs. Grae, Mushakov and Goldman. The employment agreements provide for an initial annual base salary of $459,268, $286,443 and $265,000 for each of Messrs. Grae, Mushakov and Goldman, respectively, and establish a target annual bonus of 50% of base salary for each executive with the amount of any such bonus to be determined by the Compensation Committee of the Board based on the achievement of performance goals that are established by the Compensation Committee. In addition, each of Messrs. Grae, Mushakov and Goldman will be eligible to earn an annual long-term incentive award, subject to the Compensation Committee’s discretion to grant such awards, based upon a target award opportunity equal to 50% of base salary, and subject to attainment of such goals, criteria or targets established by the Compensation Committee in respect of each such calendar year. Each employment agreement provides that if the executive’s employment is terminated or not extended by the Company without “cause,” or terminated by the executive for “good reason” (each as defined in the employment agreement), then, subject to the terms and conditions of the employment agreement, the executive will be entitled to certain severance payments and benefits.

Each employment agreement has an initial five-year term and will automatically be extended for one additional year terms upon the expiration of the initial term unless either party provides notice of non-renewal to the other. In the case of Mr. Goldman, the term of his employment agreement commences September 1, 2018. The employment agreements provide standard benefits and contain routine confidentiality, non-competition, non-solicitation and non-disparagement provisions.

The foregoing description of the employment agreements is qualified in its entirety by the full text of the employment agreements, copies of which are attached as Exhibits 10.2, 10.3 and 10.4 to this Form 10-Q and incorporated herein by reference.

New Indemnification Agreement

On August 8, 2018, the Board of Directors approved a new form of indemnification agreement between the Company and individuals who may serve from time to time as directors or executive officers of the Company. Under the indemnification agreement, the Company agrees to indemnify directors and executive officers against liability arising out of the performance of their duties to the Company and to other entities where they provide services at the request of the Company. The indemnification agreement supplements indemnification provisions already contained in the Company’s Articles of Incorporation and Amended and Restated Bylaws.

The foregoing description of the new form of indemnification agreement is qualified in its entirety by the full text of the form of indemnification agreement, a copy of which is attached as Exhibit 10.5 to this Form 10-Q and incorporated herein by reference.

ITEM 6. EXHIBITS

EXHIBIT INDEX –

Exhibit Number	Description

10.1	Lightbridge Corporation 2015 Equity Incentive Plan, as amended (incorporated by reference to Appendix A to the definitive proxy statement filed on March 29, 2018, File No. 001-34487).

10.2	Employment Agreement, dated August 8, 2018, between the Company and Seth Grae.

10.3	Employment Agreement, dated August 8, 2018, between the Company and Andrey Mushakov.

10.4	Employment Agreement, dated August 8, 2018, between the Company and Larry Goldman.

10.5	Form of Indemnification Agreement (August 2018)

31.1	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial and Accounting Officer

32	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2018

LIGHTBRIDGE CORPORATION

By:	/s/ Seth Grae
Name:	Seth Grae
Title:	President, Chief Executive Officer and
Director
(Principal Executive Officer)

By:	/s/ Linda Zwobota
Name:	Linda Zwobota
Title:	Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

