Form 10-Q
period 2018-09-30
LIGHTBRIDGE Corp
filed 2018-11-09
CIK 1084554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the issuer’s common stock, as of October 18, 2018 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	31,184,228

LIGHTBRIDGE CORPORATION

FORM 10-Q

SEPTEMBER 30, 2018

PART I—FINANCIAL INFORMATION

Lightbridge Corporation

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$25,328,649	$4,515,398
Accounts receivable - project revenue and reimbursable project costs	-	10,400
Other receivable from joint venture	521,272	-
Prepaid expenses and other current assets	121,201	70,067
Deferred financing costs, net	-	491,168
Total Current Assets	25,971,122	5,087,033

Investment in Joint Venture	671,888	-
Other Assets
Patent costs	1,539,881	1,367,692
Deferred financing costs, net	-	491,268
Total Other Assets	1,539,881	1,858,960
Total Assets	$28,182,891	$6,945,993

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,389,124	$1,151,210
Total Current Liabilities	1,389,124	1,151,210
Total Liabilities	1,389,124	1,151,210

Commitments and Contingencies – Note 5

Stockholders' Equity
Preferred stock, $0.001 par value, 10,000,000 authorized shares:
Convertible Series A preferred shares, 813,624 shares and 1,020,000 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively (liquidation preference $2,595,441 and $3,088,764 at September 30, 2018 and December 31, 2017, respectively)	813	1,020
Convertible Series B preferred shares, 2,666,667 and 0 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively (liquidation preference $4,186,667 at September 30, 2018)	2,667	-
Common stock, $0.001 par value, 100,000,000 authorized, 30,500,935 shares and 12,737,703 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	30,501	12,738
Additional paid-in capital	127,034,386	93,602,539
Accumulated deficit	(100,274,600)	(87,821,514)
Total Stockholders' Equity	26,793,767	5,794,783
Total Liabilities and Stockholders' Equity	$28,182,891	$6,945,993

The accompanying notes are an integral part of these condensed consolidated financial statements

Lightbridge Corporation

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue

Consulting Revenue	$-	$15,136	$-	$165,046

Cost of Consulting Services Provided	-	9,364	-	99,027

Gross Margin	-	5,772	-	66,019

Operating Expenses
General and administrative	1,889,401	1,149,847	5,566,022	3,329,440
Research and development	864,060	458,663	2,313,124	1,468,650
Total Operating Expenses	2,753,461	1,608,510	7,879,146	4,798,090

Other Operating Income and (Loss)
Other income from joint venture	203,180	-	790,554	-
Equity in loss from joint venture	(1,743,340)	-	(4,545,112)	-
Total Other Operating Income and (Loss)	(1,540,160)	-	(3,754,558)	-

Operating Loss	(4,293,621)	(1,602,738)	(11,633,704)	(4,732,071)

Other Income and (Expenses)
Interest income	79,035	-	163,054	-
Financing costs	-	(130,828)	(982,436)	(384,509)
Other income	-	17	-	61
Total Other Income and (Expenses)	79,035	(130,811)	(819,382)	(384,448)

Loss Before Income Taxes	(4,214,586)	(1,733,549)	(12,453,086)	(5,116,519)

Income Taxes	-	-	-	-

Net Loss	$(4,214,586)	$(1,733,549)	$(12,453,086)	$(5,116,519)

Accumulated Preferred Stock Dividend	(119,000)	(49,000)	(333,667)	(147,000)
Deemed additional dividend on preferred stock dividend due the beneficial conversion feature	(49,373)	-	(135,053)	-
Deemed dividend on issuance on Series B convertible preferred stock due to beneficial conversion feature	-	-	(2,624,836)	-

Net Loss Attributable to Common Stockholders	(4,382,959)	(1,782,549)	(15,546,642)	(5,263,519)

Net Loss Per Common Share, Basic and Diluted	$(0.15)	$(0.16)	$(0.63)	$(0.53)

Weighted Average Number of Common Shares Outstanding	29,506,791	10,836,115	24,851,212	9,968,425

The accompanying notes are an integral part of these condensed consolidated financial statements

Lightbridge Corporation

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2018	2017
Operating Activities
Net Loss	$(12,453,086)	$(5,116,519)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock-based compensation	1,951,394	598,485
Amortization of deferred financing cost	-	368,414
Abandonment loss	-	109,752
Write off of deferred financing costs	982,436	-
Equity in loss from joint venture	4,545,112	-

Changes in operating working capital items:
Accounts receivable - fees and reimbursable project costs	10,400	373,298
Other receivable from joint venture	(521,272)	-
Prepaid expenses and other assets	(51,134)	(16,634)
Accounts payable and accrued liabilities	237,914	164,302
Deferred lease abandonment liability	-	(68,726)
Net Cash Used In Operating Activities	(5,298,236)	(3,587,628)

Investing Activities
Investment in joint venture	(5,217,000)	-
Patent costs	(172,189)	(159,253)
Net Cash Used In Investing Activities	(5,389,189)	(159,253)

Financing Activities
Net proceeds from the issuance of common stock	27,600,675	4,376,455
Net proceeds from the issuance of preferred stock	3,900,001	-
Restricted cash	-	(65)
Net Cash Provided By Financing Activities	31,500,676	4,376,390

Net Increase In Cash and Cash Equivalents	20,813,251	629,509

Cash and Cash Equivalents, Beginning of Period	4,515,398	3,584,877

Cash and Cash Equivalents, End of Period	$25,328,649	$4,214,386

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-Cash Financing Activity:
Deemed dividend on issuance Series B convertible preferred stock due to beneficial conversion feature	$2,624,836	$-
Accumulated preferred stock dividend	$333,667	$147,000
Conversion of Series A convertible preferred stock to common stock and payment of paid-in-kind dividends to Series A preferred stockholder	$207	$-
Decrease in accrued liabilities - stock-based compensation	$-	$121,720

The accompanying notes are an integral part of these condensed consolidated financial statements

Lightbridge Corporation

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity

	Series A		Series B				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2016	1,020,000	$1,020	-	$-	7,112,143	$7,112	$86,266,075	$(80,716,617)	$5,557,590
Consulting fees paid in stock - non-cash payment of accrued expenses	-	-	-	-	102,975	103	121,617	-	121,720
Shares issued - registered offerings – net of offering costs	-	-	-	-	2,500,886	2,501	2,810,610	-	2,813,111
Stock-based compensation	-	-	-	-	-	-	351,351	-	351,351
Net loss for the three months ended March 31, 2017	-	-	-	-	-	-	-	(1,745,308)	(1,745,308)
Balance – March 31, 2017 (unaudited)	1,020,000	$1,020	-	$-	9,716,004	$9,716	$89,549,653	$(82,461,925)	$7,098,464

Shares issued - registered offerings – net of offering costs	-	-	-	-	195,860	196	212,241	-	212,437
Stock-based compensation	-	-	-	-	-	-	76,529	-	76,529
Net loss for the three months ended June 30, 2017	-	-	-	-	-	-	-	(1,637,662)	(1,637,662)
Balance June 30, 2017 (unaudited)	1,020,000	$1,020	-	$-	9,911,864	$9,912	$89,838,423	$(84,099,587)	$5,749,768

Shares issued - registered offerings – net of offering costs	-	-	-	-	1,228,306	1,228	1,349,679	-	1,350,907
Cashless exercise of stock warrants	-	-	-	-	286,584	287	(287)	-	-
Stock-based compensation	-	-	-	-	-	-	170,605	-	170,605
Net loss for the three months ended September 30, 2017	-	-	-	-	-	-	-	(1,733,549)	(1,733,549)
Balance – September 30, 2017 (unaudited)	1,020,000	$1,020	-	$-	11,426,754	$11,427	$91,358,420	$(85,833,136)	$5,537,731

Shares issued - registered offerings – net of offering costs	-	-	-	-	1,310,949	1,311	1,649,298	-	1,650,609
Stock-based compensation	-	-	-	-	-	-	594,821	-	594,821
Net loss for the three months ended December 31, 2017	-	-	-	-	-	-	-	(1,988,378)	(1,988,378)
Balance – December 31, 2017	1,020,000	$1,020	-	$-	12,737,703	$12,738	$93,602,539	$(87,821,514)	$5,794,783

Issuance of Preferred Stock			2,666,667	2,667			3,897,334		3,900,001
Shares issued - registered offerings – net of offering costs	-		-	-	10,693,535	10,694	20,711,521	-	20,722,215
Cashless exercise of stock warrants	-				496,644	496	(496)		-
Stock-based compensation			-	-	-	-	1,273,035	-	1,273,035
Net loss for the three months ended March 31, 2018	-		-	-	-	-	-	(4,721,487)	(4,721,487)
Balance – March 31, 2018 (unaudited)	1,020,000	$1,020	2,666,667	$2,667	23,927,882	$23,928	$119,483,933	$(92,543,001)	$26,968,547

Shares issued - registered offerings – net of offering costs	-	-	-	-	4,568,993	4,569	5,141,932	-	5,146,501
Stock-based compensation	-	-	-	-	-	-	148,710	-	148,710
Conversion for payment of dividends, 111,260 preferred stock converted to 124,882 Common	(111,260)	(111)	-	-	-	-	111	-	-
Shares issued in payment of dividend	-	-	-	-	124,883	125	(125)	-	-
Net loss for the three months ended June 30, 2018	-	-	-	-	-	-	-	(3,517,013)	(3,517,013)
Balance – June 30, 2018 (unaudited)	908,740	$909	2,666,667	$2,667	28,621,758	$28,622	$124,774,561	$(96,060,014)	$28,746,745

Shares issued - registered offerings – net of offering costs	-	-	-	-	1,767,918	1,767	1,730,192	-	1,731,959
Stock-based compensation	-	-	-	-	-	-	529,649	-	529,649
Conversion 95,116 preferred Shares converted to 110,530 shares of Common Shares	(95,116)	(95)	-	-	110,530	111	(16)	-	-
Shares issued in payment of dividend	-	(1)	-	-	729	1	-	-	-
Net loss for the three months ended September 30, 2018	-	-	-	-	-	-	-	(4,214,586)	(4,214,586)
Balance – September 30, 2018 (unaudited)	813,624	$813	2,666,667	$2,667	30,500,935	$30,501	$127,034,386	$(100,274,600)	$26,793,767

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three and nine-month periods have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms “Lightbridge”, "Company,” "we,” "us" or "our" mean Lightbridge Corporation and all entities included in our condensed consolidated financial statements.

The Company was formed on October 6, 2006, when Thorium Power, Ltd., which had been formed in the State of Nevada on February 2, 1999, merged with Thorium Power, Inc. (“TPI”), which had been formed in the State of Delaware on January 8, 1992. On September 29, 2009, the Company changed its name from Thorium Power, Ltd. to Lightbridge Corporation. The Company is engaged in two operating business segments: (1) technology business segment and (2) consulting business segment (see Note 8. Business Segment Results).

Liquidity

As of September 30, 2018, the Company has an accumulated deficit of approximately $100.3 million, representative of recurring losses since inception. The Company has incurred recurring losses since inception because it is a development stage nuclear fuel development company. The Company expects to continue to incur losses because of the costs and expenses related to the Company’s research and development expenses and corporate general and administrative expenses.

At September 30, 2018, the Company had $25.3 million in cash and cash equivalents and had a working capital surplus of approximately $24.6 million. The Company had expended substantial funds on its research and development activities and expects to increase this spending through its equity contributions to Enfission, LLC. The Company’s net cash used in operating activities during the nine months ended September 30, 2018 was approximately $5.3 million, and current projections indicate that the Company will have continued negative cash flows for the foreseeable future. Net losses incurred for the nine months ended September 30, 2018 and 2017 amounted to approximately $12.5 million and $5.1 million, respectively.

The amount of cash and cash equivalents on the balance sheet as of the date of the filing is approximately $25 million. The Company also may consider other plans to fund operations including: (1) raising additional capital through debt financings or from other sources; (2) additional funding through new relationships to help fund future research and development costs (e.g., Department of Energy funding); and (3) additional capital raises. The Company may issue securities, including common stock, preferred stock and stock purchase contracts through private placement transactions or registered public offerings, pursuant to its registration statement on Form S-3 filed with the SEC on March 15, 2018 and declared effective on March 23, 2018. There can be no assurance as to the availability or terms upon which financing and capital might be available. The Company’s future liquidity needs, and ability to address those needs, will largely be determined by the success of the development of its nuclear fuel and key nuclear development and regulatory events and its business decisions in the future.

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

Equity Method Investment – Enfission, LLC - Joint Venture with Framatome Inc.

In January 2018, Lightbridge and Framatome Inc., a subsidiary of Framatome SAS (formerly AREVA SAS), finalized and launched Enfission, LLC (“Enfission”), a 50-50 joint venture company, to develop, license and sell nuclear fuel assemblies based on Lightbridge-designed metallic fuel technology and other advanced nuclear fuel intellectual property. Framatome SAS and Framatome Inc. (collectively “Framatome”) is a global leader in designing, building, servicing, and fueling reactor fleet and advancing nuclear energy and is majority owned by Électricité de France, the world’s largest owner and operator of nuclear power plants. Lightbridge and Framatome began joint fuel development and regulatory licensing work under previously signed agreements initiated in March 2016. The joint venture Enfission is a Delaware-based limited liability company that was formed on January 24, 2018.

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

The Company allocates income (loss) utilizing the hypothetical liquidation book value (“HLBV”) method, in which the Company allocates income or loss based on the change in each JV member’s claim on the net assets of the JV’s operating agreement at period end after adjusting for any distributions or contributions made during such period. The Company uses this method because of the difference between the distribution rights and priorities set forth in the Enfission operating agreement and what is reflected by the underlying percentage ownership interests of the Joint Venture. Additionally, if the Company's carrying value in an equity method investment is zero and the Company has not guaranteed any obligations of the investee, nor is it required to provide additional funding to the investee, the Company will not recognize its share of any reported losses by the investee until future equity contributions or earnings are generated to offset previously unrecognized losses.

Basis of Consolidation

These condensed consolidated financial statements include the accounts of Lightbridge, a Nevada corporation, and our wholly-owned subsidiaries, TPI, a Delaware corporation and Lightbridge International Holding LLC, a Delaware limited liability company. All significant intercompany transactions and balances have been eliminated in consolidation. Translation gains and losses for the three and nine months ended September 30, 2018 and 2017 were not significant.

As of January 24, 2018, the Company owns a 50% interest in Enfission – accounted for using the equity method of accounting (see Note 3. Investment in Joint Venture). Enfission is deemed to be a variable interest entity (“VIE”) under the VIE model of consolidation because it currently does not have sufficient funds to finance its operations and will require significant additional equity or subordinated debt financing. The Company has determined that it is not the primary beneficiary of the VIE since it does not have the power to direct the activities that most significantly impact the VIE’s performance.

In determining whether the Company is the primary beneficiary and whether it has the right to receive benefits or the obligation to absorb losses that could potentially be significant to the VIE, the Company evaluates all its economic interests in the entity, regardless of form. This evaluation considers all relevant factors of the entity’s structure including the entity’s capital structure, contractual rights to earnings (losses) as well as other contractual arrangements that have potential to be economically significant. Although the Company has the obligation to absorb the losses as of this reporting period, it has concluded that it is not the primary beneficiary since the major decision making for all significant economic activities require the approval of both the Company and Framatome. The significant economic activities identified were financing activities; research and development activities; licensing activities; manufacturing of fuel assembly product activities; and marketing and sales activities. The evaluation of each of these factors in reaching a conclusion about the potential significance of our economic interests and control is a matter that requires the exercise of professional judgment.

Cash and Cash Equivalents

The Company may at times invest its excess cash in savings accounts and US Treasury Bills. It classifies all highly liquid investments with stated maturities of three months or less from date of purchase as cash equivalents and all highly liquid investments with stated maturities of greater than three months as marketable securities. The Company holds cash balances in excess of the federally insured limits of $250,000. It deems this credit risk not to be significant as cash is held by three prominent financial institutions. The Company buys and holds short-term US Treasury Bills from Treasury Direct to maturity. US Treasury Bills totaled approximately $10.0 million at September 30, 2018 and $0 at December 31, 2017, respectively. The remaining $15.3 million at September 30, 2018 are on deposit with three financial institutions. Total cash and cash equivalents held, as reported on the accompanying condensed consolidated balance sheets, totalled approximately $25.3 million and $4.5 million at September 30, 2018 and December 31, 2017, respectively.

Technology Business Segment

The Company’s primary business segment, based on future revenue potential, is to develop and commercialize innovative, proprietary nuclear fuel designs, which it expects will significantly enhance the nuclear power industry’s economics due to higher power output and improved safety margins.

The Company is focusing its technology development efforts on the metallic fuel with a potential power uprate of up to 10% and an operating cycle extended from 18 to 24 months in existing Westinghouse-type four-loop pressurized water reactors. Those reactors represent the largest segment of our global target market. The metallic fuel could also be adapted for use in other types of water-cooled commercial power reactors, such as boiling water reactors, Russian-type VVER reactors, CANDU heavy water reactors, water-cooled small and modular reactors, as well as water-cooled research reactors.

Lightbridge has obtained and will continue to seek patent validation in key countries that either currently operate or are expected to build and operate a large number of suitable nuclear power reactors.

Consulting Business Segment

The Company’s business model expanded with consulting revenue in 2008. The Company has provided consulting and strategic advisory services to companies and governments planning to create or expand electricity generation capabilities using nuclear power plants. The Company had no consulting income for the three months and nine months ended September 30, 2018 as the Company has focussed its efforts on its technology business segment and commercialization of its metallic nuclear fuel.

Beneficial Conversion Feature of Convertible Preferred Stock

The Company accounts for the beneficial conversion feature on its convertible preferred stock in accordance with ASC 470-20, Debt with Conversion and Other Options. The Beneficial Conversion Feature (“BCF”) of convertible preferred stock is normally characterized as the convertible portion or feature that provides a rate of conversion that is below market value or in-the-money when issued. The Company records a BCF related to the issuance of convertible preferred stock when issued. Beneficial conversion features that are contingent upon the occurrence of a future event are recorded when the contingency is resolved.

To determine the effective conversion price, the Company first allocates the proceeds received to the convertible preferred stock and then uses those allocated proceeds to determine the effective conversion price. If the convertible instrument is issued in a basket transaction (i.e., issued along with other freestanding financial instruments), the proceeds should first be allocated to the various instruments in the basket. The intrinsic value of the conversion option should be measured using the effective conversion price for the convertible preferred stock on the proceeds allocated to that instrument. The effective conversion price represents proceeds allocable to the convertible preferred stock divided by the number of shares into which it is convertible. The effective conversion price is then compared to the per share fair value of the underlying common shares on the commitment date. The accounting for a BCF requires that the BCF be recognized by allocating the intrinsic value of the conversion option to additional paid-in capital, resulting in a discount on the convertible preferred stock. This discount should be accreted from the date on which the BCF is first recognized through the earliest conversion date for instruments that do not have a stated redemption date. The intrinsic value of the BCF is recognized as a deemed dividend on convertible preferred stock over a period specified in the guidance. In the case of both the Series A and Series B preferred shares, the holders of the shares had the right to convert beginning at the date of issuance with the result that the accretion of the related BCF was recognized immediately at issuance.

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

Recently Adopted Accounting Pronouncements

Compensation – Stock Compensation — In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 allows companies to account for nonemployee awards in the same manner as employee awards. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those annual periods. The Company elected the early adoption of this ASU on July 1, 2018. The adoption of ASU 2018-07 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

Financial Instruments — In January 2016, the FASB issued ASU 2016-01, Financial Instruments (Subtopic 825-10) - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 provides guidance on how entities measure certain equity investments and present changes in the fair value. This standard requires that entities measure certain equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. ASU 2016-01 is effective for fiscal years beginning after December 31, 2017. This new pronouncement has been adopted on January 1, 2018 and did not have a material effect on the Company’s financial position, results of operations or cash flows.

Statement of Cash Flows — In 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments and ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-15 addresses the presentation and classification of certain cash receipts and payments in the statement of cash flows. ASU 2016-18 is intended to reduce diversity in the presentation of restricted cash and restricted cash equivalents in the cash flows statement. The statement requires that restricted cash and restricted cash equivalents be included as components of total cash and cash equivalents as presented on the statement of cash flows. These pronouncements go into effect for periods beginning after December 15, 2017. This new pronouncement has been adopted on January 1, 2018 and did not have a material effect on the Company’s financial position, results of operations or cash flows.

Revenue Recognition — In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations. ASU 2016-08 clarifies implementation guidance on principal versus agent considerations in ASU 2014-09. ASU 2016-10 was issued to clarify ASC Topic 606 related to (i) identifying performance obligations; and (ii) the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers - Narrow-Scope Improvements and Practical Expedients, to clarify certain narrow aspects of Topic 606 such as assessing the collectability criterion, presentation of sales taxes and other similar taxes collected from customers, noncash consideration, contract modifications at transition, completed contracts at transition, and technical correction. The guidance is effective for the interim and annual periods beginning on or after December 15, 2017, and this new pronouncement was adopted on January 1, 2018. The guidance permits the use of either a retrospective or cumulative effect transition method. The Company has evaluated its prior various contracts subject to these updates and completed its assessment. The Company has concluded that the adoption of this pronouncement did not have a material effect on its condensed consolidated financial statements and related disclosures since it did not enter into any consulting revenue contracts with third parties in 2018.

Recent Accounting Pronouncements

Intangibles, Goodwill and Other — In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, ASU 2017-04 eliminates Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, ASU 2017-04 requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019. The Company will adopt ASU 2017-04 commencing in the first quarter of fiscal 2020. The Company does not believe this standard will have a material impact on its consolidated financial statements or the related footnote disclosures.

Leases — In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 amends existing lease accounting guidance and requires recognition of most lease arrangements on the balance sheet. The adoption of this standard will result in the Company recognizing a right-of-use asset representing its rights to use the underlying asset for the lease term with an offsetting lease liability. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the potential impact of the adoption of this accounting pronouncement to its consolidated financial statements. This new pronouncement is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

The Company does not believe that other standards, which have been issued but are not yet effective, will have a significant impact on its financial statements.

Note 2. Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period except that it does not include unvested common shares subject to repurchase or cancellation. Diluted net income per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, warrants, restricted shares, and unvested common shares subject to repurchase or cancellation. The dilutive effect of outstanding stock options, restricted shares, restricted stock units, and warrants is not reflected in diluted earnings per share because the Company incurred net losses for the three and nine months ended September 30, 2018 and 2017, and the effect of including these potential common shares in the net loss per share calculations would be anti-dilutive and are therefore not included in the calculations.

Note 3. Investment in Joint Venture

Pursuant to the Enfission operating agreement, both partners agreed that Enfission will serve as an exclusive vehicle to develop, license, and sell nuclear fuel assemblies based on Company-designed metallic fuel technology and other advanced nuclear fuel intellectual property licensed to Enfission by the Company and Framatome or their affiliates. The joint venture builds on the joint fuel development and regulatory licensing work under previously signed agreements initiated in March 2016.

The Enfission operating agreement provided that the Company and Framatome each hold 50% of the total issued Class A voting membership units of the joint venture. The Company's investment accounted for under the equity method consisted of the following as of September 30, 2018 (carrying amount rounded in millions):

Investment Name	Ownership Interest	Carrying Amount
Enfission, LLC	50%	$0.7
Total - Equity Method Investment		$0.7

The Company invested approximately $5.2 million in Enfission as of September 30, 2018. The cash balance in Enfission at September 30, 2018 was approximately $3.2 million. During the nine months ended September 30, 2018, Enfission incurred a loss of approximately $4.5 million, and accordingly, the Company recorded its share of the loss in investment in Enfission, in accordance with the provisions in the joint venture operating agreement, of approximately $4.5 million in the accompanying condensed consolidated statement of operations. The Company’s cash position exceeds the approximate budget for 2018 of $10 million to $12 million that it is presently contractually bound to provide to Enfission. The Company expects to continue providing additional equity contributions in 2018 and for the foreseeable future.

Summarized balance sheet information for the Company’s equity method investee Enfission as of September 30, 2018 is presented in the following table (rounded in millions):

Current assets
Cash	$3.2
Other current assets	0.3
Total assets	$3.5
Current liabilities	$2.1
Total liabilities	$2.1

Summarized income statement information for the Company’s equity method investee Enfission is presented in the following table for the nine-months ended September 30, 2018 (rounded in millions):

Net sales and revenue	$0.0
Research and development costs	3.7
Administrative expenses	0.8
Total operating loss	$4.5
Loss from operations	$4.5
Net loss	$4.5

As of September 30, 2018, the total receivable due from Enfission was approximately $0.5 million, which represents consulting fees charged to Enfission and reimbursable expenses paid by Lightbridge on Enfission’s behalf.

Note 4. Accounts Payable and Accrued Liabilities

Accounts payable and accrued expenses consisted of the following (rounded in millions):

	September 30,	December 31,
	2018	2017
Trade payables	$0.2	$0.3
Accrued expenses and other	0.3	0.6
Accrued bonuses	0.9	0.3
Total	$1.4	$1.2

Note 5. Commitments and Contingencies

Commitments

Operating Leases

On December 22, 2015, we entered into a lease for new office space for a 12-month term with a monthly rent payment of approximately $6,500 per month plus additional charges. This lease was renewed for an additional one-year term in December 2017.

The future minimum lease payments required under the non-cancellable operating leases are as follows (rounded in millions):

Year ending December 31,	Amount
2018	$0.1
Total minimum payments required	$0.1

Employment Agreements

On August 8, 2018, the Company entered into employment agreements with the Chief Executive Officer, Executive Vice President of Fuel Operations, and Chief Financial Officer. The employment agreements provide for an initial annual base salary and establish a discretionary target annual bonus of 50% of base salary for each executive with the final amount of any such bonus to be determined by the Compensation Committee of the Board, based on the achievement of performance goals that are established by the Compensation Committee. Each employment agreement provides that if the executive’s employment is terminated or not extended by the Company without “cause,” or terminated by the executive for “good reason” (each as defined in the employment agreement), then, subject to the terms and conditions of the employment agreement, the executive will be entitled to certain severance payments and benefits.

Contingency

Litigation

A former Chief Financial Officer of the Company filed a complaint against the Company with the U.S. Occupational Safety and Health Administration (the “OSHA Complaint”) on March 9, 2015. This complaint was closed and dismissed by OSHA in January 2018 without any findings against the Company. On March 14, 2018 an appeal was filed and the Company will vigorously defend this appeal and believes that this appeal hearing will not result in any findings against the Company. As of September 30, 2018, legal fees of approximately $4,000 were incurred and are expected to be paid in full by the Company’s insurance carriers.

Note 6. Research and Development Costs

Research and development costs included in the accompanying condensed consolidated statement of operations amounted to approximately $0.9 million and $0.5 million for the three months ended September 30, 2018 and 2017, respectively, and approximately $2.3 million and $1.5 million for the nine months ended September 30, 2018 and 2017, respectively.

Note 7. Stockholders’ Equity

At September 30, 2018, there were 30,500,935 common shares outstanding, and there were also outstanding warrants relating to 844,337 shares of common stock, stock options relating to 5,752,494 shares of common stock, 813,624 shares of Series A convertible preferred stock convertible into 813,624 shares of common stock (plus accrued dividends of $361,962 relating to an additional 131,858 common shares), and 2,666,667 shares of Series B convertible preferred stock convertible into 2,666,667 shares of common stock (plus accrued dividends of $186,667, relating to an additional 124,445 common shares), all totalling 40,834,360 shares of common stock and all common stock equivalents, including accrued preferred stock dividends, outstanding at September 30, 2018.

At December 31, 2017, there were 12,737,703 common shares outstanding, and there were also outstanding warrants relating to 1,210,905 shares of common stock, stock options relating to 3,976,884 shares of common stock, and 1,020,000 shares of Series A convertible preferred stock convertible into 1,020,000 shares of common stock (plus accrued dividends of $276,578, relating to an additional 100,753 common shares), all totalling 19,046,245 shares of common stock and common stock equivalents outstanding at December 31, 2017.

Filing of New $75 Million Shelf Registration Statement

On March 15, 2018, the Company filed a new shelf registration statement on Form S-3, registering the sale of up to $75 million of the Company’s securities, which became effective on March 23, 2018.

Common Stock Equity Offerings

ATM Offering - 2018

On March 30, 2018, the Company entered into an at-the-market issuance sales agreement (“New ATM”) with B. Riley FBR, Inc. (the “Distribution Agent”), pursuant to which the Company may issue and sell shares of its common stock from time to time through the Distribution Agent as the Company’s sales agent. Sales of the Company’s common stock through the Distribution Agent, if any, will be made by any method that is deemed to be an “at-the-market” equity offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-223674), the base prospectus filed as part of such registration statement and the prospectus supplement dated March 30, 2018, which registered the offer and sale of up to $50 million of common stock under the New ATM. Sales under the New ATM that were made during the nine months ended September 30, 2018 were sales of 6.4 million shares that totalled gross proceeds of $7.2 million and the remaining balance as of September 30, 2018 were $42.8 million. We have raised an approximate $1.1 million under this prospectus supplement from October 1, 2018 to the date of this Form 10-Q filing.

On January 24, 2018, January 26, 2018, February 7, 2018 and March 2, 2018, the Company filed prospectus supplements registering an aggregate amount of approximately $22.6 million under the prior at-the-market (“ATM”) agreement with B. Riley FBR, Inc. The Company sold approximately $27.6 million during the nine months ended September 30, 2018 under the above-mentioned prospectus supplements.

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

The warrants had a per share of common stock exercise price of $1.875. The warrants were exercisable upon issuance and expired six months after issuance on July 30, 2018. Warrants were also issued to the investment bank who introduced these investors, which were subsequently transferred to the principal of the investment bank, entitling the holder to purchase 133,432 common shares in the Company at an exercise price of $1.50 per share, up to and including January 30, 2021. On February 6, 2017 the Company entered into an agreement with this investment bank. The agreement calls for monthly retainer payments of $15,000, which are credited against any transaction introductory fee earned by the investment bank. This agreement calls for a 7% transaction introductory fee and warrants equal to 5% of the total transaction amount, at a strike price equal to the offering price for a three-year term.

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

The accumulated dividend (unpaid) at September 30, 2018 was approximately $187,000. The liquidation preference of the Series B Preferred Stock at September 30, 2018 was approximately $4.2 million.

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

Of the $4 million proceeds, approximately $0.3 million was allocated to the warrants with the remaining $3.7 million allocated to the Series B Preferred Stock. The Series B Preferred Stock was initially convertible into 2,666,667 shares of common stock. The average of the high and low market prices of the common stock on January 30, 2018, the date of the closing of the sale of the preferred stock, was approximately $2.34 per share. At $2.34 per share the common stock into which the Series B Preferred Stock was initially convertible was valued at approximately $6.2 million. This amount was compared to the $3.6 million of proceeds allocated to the Series B Preferred Stock to indicate that a BCF of approximately $2.6 million existed at the date of issuance, which was immediately accreted as a deemed dividend because the conversion rights were immediately effective. This deemed dividend is included on the statement of operations for the nine months ended September 30, 2018.

Additionally, comparison of the $1.50 conversion price of the PIK dividends to the $2.34 commitment date fair value per share indicates that each PIK dividend will accrete $0.84 of BCF as an additional deemed dividend for every $1.50 of PIK dividend accrued. Total cumulative deemed dividend for this PIK dividend for the nine months ended September 30, 2018 was approximately $105,000. Total deemed dividend for this PIK dividend for the three months ended September 30, 2018 was approximately $39,000.

Pursuant to the Securities Purchase Agreement for the Series B Preferred Stock, the Company terminated our stock purchase agreement with Aspire Capital and this termination resulted in a write-off of our deferred financing costs asset of approximately $1 million.

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

Holders of the Series A Preferred Stock are also entitled to participating dividends whenever dividends in cash securities (other than shares of the Company’s common stock) or property are paid on common shares. The amount of the dividends is the amount to which the holder would be entitled if all shares of Series A Preferred Stock had been converted to common stock immediately prior to the record date.

The accumulated dividend (unpaid) at September 30, 2018 and December 31, 2017 was approximately $0.4 million and $0.3 million dollars, respectively. On April 30, 2018, the holders of the Series A Preferred Shares converted 111,260 preferred shares into 124,882 common shares. On September 30, 2018 the holders of the Series A Preferred Shares were issued 729 common shares in payment of the dividend for the month of April 2018.

On September 30, 2018, the holders of the Series A Preferred Shares converted 95,116 preferred shares into 110,530 common shares. The Series A Preferred Shares outstanding at September 30, 2018 was 813,624 shares with a liquidation preference of approximately $2.6 million.

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

The Series A Preferred Stock was initially convertible into 1,020,000 shares of common stock. The average of the high and low market prices of the common stock on August 6, 2016, the date of the closing of the sale of the Series A Preferred Stock, was approximately $3.315 per share. At $3.315 per share the common stock into which the Series A Preferred Stock was initially convertible was valued at approximately $3.4 million. This amount was compared to the $2.8 million of proceeds of the Series A Preferred Stock to indicate that a BCF of approximately $0.6 million existed at the date of issuance, which was immediately accreted as a deemed dividend because the conversion rights were immediately effective.

Additionally, comparison of the $2.7451 conversion price of the PIK dividends to the $3.315 commitment date fair value per share indicates that each PIK dividend will accrete $0.5699 of BCF as an additional deemed dividend for every $2.7451 of PIK dividend accrued. The total deemed dividends for this PIK dividend for the three months and nine months ended September 30, 2018 was approximately $10,000 and $30,000, respectively.

The holders of the Series A Preferred Stock have no voting rights. In addition, as long as 255,000 shares of Series A Preferred Stock are outstanding, the Company may not take certain actions without first having obtained the affirmative vote or waiver of the holders of a majority of the outstanding shares of Series A Preferred Stock. The Company has the option at any time after August 2, 2019 to redeem some or all of the outstanding Series A Preferred Stock for an amount in cash equal to the liquidation preference plus the amount of any accrued but unpaid dividends of the Series A Preferred Stock being redeemed. The holders of the Series A Preferred Stock do not have the ability to require the Company to redeem the Series A Preferred Stock. The liquidation preference of the Series A Preferred Stock at September 30, 2018 and December 31, 2017 was approximately $2.6 million and $3.1 million, respectively.

Warrants

	September 30,	December 31,
Outstanding Warrants	2018	2017
Issued to Investors on October 25, 2013, entitling the holders to purchase 250,000 common shares in the Company at an exercise price of $11.50 per common share up to and including April 24, 2021. In 2016, 59,450 of these warrants were exchanged for common stock, and all remaining warrant holders agreed to new warrant terms, which excluded any potential net cash settlement provisions in exchange for a reduced exercise price of $6.25 per share.	163,986	163,986

Issued to Investors on November 17, 2014, entitling the holders to purchase 546,919 common shares in the Company at an exercise price of $11.55 per common share up to and including May 16, 2022. On June 30, 2016, the warrant holders agreed to new warrant terms, which excluded any potential net cash settlement provisions in order to classify them as equity in exchange for a reduced exercise price of $6.25 per share.	546,919	546,919

Issued to an investor on August 10, 2016, entitling the holders to purchase 500,000 common shares in the Company at an exercise price of price of $0.01 per share, up to and including December 31, 2019. These warrants were exercised in January 2018.	-	500,000

Issued to an investment bank and subsequently transferred to a principal of the investment bank regarding the Series B Preferred Stock investment on January 30, 2018, entitling the holder to purchase 133,432 common shares in the Company at an exercise price of $1.50 per share, up to and including January 30, 2021.	133,432	-

	844,337	1,210,905

Stock-based Compensation – Stock Options

2015 Equity Incentive Plan

On March 25, 2015, the Compensation Committee and Board of Directors approved the Lightbridge Corporation 2015 Equity Incentive Plan (the “Plan”) to authorize grants of (a) Incentive Stock Options, (b) Non-qualified Stock Options, (c) Stock Appreciation Rights, (d) Restricted Awards, (e) Performance Share Awards, and (f) Performance Compensation Awards to the employees, consultants, and directors of the Company. The Plan initially authorized a total of 600,000 shares to be available for grant under the Plan, of which the amount was increased to 1,400,000 shares in May 2016 and 2,900,000 shares in May 2017. The Company held its 2018 Annual Meeting of Stockholders on May 4, 2018. At the Annual Meeting, the Company’s stockholders approved an amendment to the Plan to increase the number of shares authorized for issuance thereunder by 3,400,000 shares, resulting in total shares available under the Plan to 6,300,000 shares.

Total stock options outstanding at September 30, 2018 and December 31, 2017, under the 2006 Stock Plan and 2015 Equity Incentive Plan were 5,752,494 and 3,976,884 of which 3,598,133 and 2,434,148 of these options were vested at September 30, 2018 and December 31, 2017, respectively.

The components of stock-based compensation expense included in the Company’s condensed consolidated statements of operations for the three months and nine months ended September 30, 2018 and 2017 are as follows (rounded in thousands):

	Three months ended September 30		Nine months ended September 30
	2018	2017	2018	2017

Research and development expenses	$162,000	$94,000	$728,000	$280,000
General and administrative expenses	368,000	77,000	1,223,000	318,000

Total stock-based compensation expense	$530,000	$171,000	$1,951,000	$598,000

Non-Qualified Stock Option Grants and Short-Term Incentive Stock Options

On August 30, 2017, the Compensation Committee of the Board of Directors granted 31,425 non-qualified stock options with a strike price of $1.08 per share, which was the closing price of the Company’s stock on the grant date to a consultant of the Company, under the 2015 Equity Incentive Plan. These options have a 10-year contractual term, with a grant date fair market value of approximately $0.80 per option. These options vest annually in equal amounts over a three-year period.

On October 26, 2017, the Compensation Committee of the Board of Directors granted 523,319 short-term incentive stock options and non-qualified stock options under the 2015 Equity Incentive Plan to employees and consultants of the Company. All of these stock options vested immediately, with a strike price of $1.05 per share, which was the closing price of the Company’s stock on October 26, 2017. These options have a 10-year contractual term, with a fair market value of approximately $0.73 per option with an expected term of 5 years.

Long-Term Non-Qualified Option Grants

In August 2018 the Compensation Committee of the Board of Directors granted long-term non-qualified stock options relating to 1,752,791 shares to employees, consultants, and directors of the Company. These stock options have a strike price of $0.90. Out of this total, approximately 1,540,263 stock options were issued to employees and consultants. These non-qualified stock options contain service, performance and market conditions of which one must be achieved in order for the options to vest. The service condition vests one-third annually over a 3-year period with accelerated vesting of these options occurring upon applicable performance or market conditions being satisfied by certain milestone dates. Accelerated vesting of these option grants to employees and consultants would occur upon achievement of either of the following performance and market-based milestones:

1.	The Company’s closing stock price is above $3 per share for 10 consecutive trading days by December 31, 2019.

2.	The Company secures at least $5 million of funding from the Department of Energy by June 30, 2019.

The remaining approximately 212,528 stock options were service based options issued to the directors of the Company that vest over a one-year period on the anniversary date of the grant. All options granted have a 10-year contractual term.

In accordance with ASC 718, awards with service, market and performance conditions for the employees and consultants were assigned a fair value of $0.69 per share and the awards with service conditions for the directors of the Company were assigned a fair value of $0.70 per share (total value of $1.2 million). The value was determined using a Monte Carlo simulation. The following assumptions were used in the Monte Carlo simulation model:

Expected volatility	90%
Risk free interest rate	2.84%
Dividend yield rate	0%
Weighted average years	9.8 months
Closing price per share – common stock	$0.88

The weighted average years remaining of expected life was itself calculated based on a Monte Carlo simulation under which it was assumed that the options would be exercised, if vested, when the stock reached a price of $4.50, otherwise they would be exercised at expiration, if in the money.

As of September 30, 2018, it was determined that it was not probable that the outcome of the above performance-based milestone (i.e., DOE funding) would be met prior to the annual vesting dates. In accordance with ASC 718-10-55-104 the Company then based the amortization period for the compensation expense on the shorter of the explicit service periods or the “derived service period” based solely on the market condition.

On October 26, 2017 the Compensation Committee of the Board of Directors granted 1,299,533 long-term non-qualified stock options to employees, consultants and directors of the Company. Out of this total, approximately 1,120,322 stock options were issued to employees and consultants containing both performance-based and market-based vesting provisions. These performance-based and market-based stock options vest only upon the applicable performance conditions or market conditions being satisfied by certain milestone dates, based on either a graded vesting schedule for each performance-based milestone or an accelerated 100% vesting for one performance-based milestone and one market-based milestone, as discussed below. The graded vesting schedule is based on the achievement of performance-based milestones related to the formation of the joint venture with Framatome and the development milestones for the fuel. Accelerated vesting of all these option grants would occur upon achievement of one or both of the following performance-based and market-based milestones:

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

The remaining 179,211 stock options were issued to the directors of the Company and vest over a one-year period on the anniversary date of the grant. These stock options have a strike price of $1.05 per share, which was the closing price of the Company’s stock on October 26, 2017. All options granted have a 10-year contractual term.

In May 2018, shareholder approval was received on contingent grants and approximately 0.7 million of such long-term non-qualified stock options were issued under the 2015 Equity Stock Plan.

Modification of Option Grants to the Company’s Prior Chief Financial Officer

The Company approved the modification of the terms of options held by Linda Zwobota, our prior CFO, by extending the exercise period of vested options from 90 days to 5 years after her retirement on August 31, 2018. Furthermore, for any options not vested at August 31, 2018, the vesting period was changed so that they would continue to vest during a consulting period ending on December 31, 2018.

For the vested options outstanding, the modification date for the valuation of the options was August 31, 2018, and therefore the Company calculated the August 31, 2018 value of all of Ms. Zwobota’s vested options as of that date. The Company used the term of the lesser of 1) the remaining contractual term, or 2) five years (the revised exercise period after her leaving employee status) and the value was $216,860 by using Black Scholes valuation model calculation. Secondly, the Company calculated the August 31, 2018 value of the above using a 90 day term, the period during which she would have retained the right to exercise upon ceasing to be an employee under the previous structure. The value was $16,128 for all of Ms. Zwobota’s vested options with 90 days. The Company expensed the difference between these values of $200,732 immediately to stock-based compensation expense, during the quarter ended September 30, 2018.

Stock option transactions of the employees, directors, and consultants are summarized as follows for the nine months ended September 30, 2018:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Beginning of the period	3,976,884	$3.58	$2.49
Granted	1,784,455	0.90	0.70
Exercised	-	-	-
Forfeited	-	-	-
Expired	(8,845)	42.60	30.86
End of the period	5,752,494	$2.69	$1.93

Options exercisable	3,598,133	$3.57	$2.57

Stock option transactions of the employees, directors, and consultants are summarized as follows for the year ended December 31, 2017:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Beginning of the year	2,172,581	$6.70	$4.83
Granted	1,854,277	1.05	0.77
Exercised	-	-	-
Forfeited	-	-	-
Expired	(49,974)	45.53	38.70
End of the year	3,976,884	$3.58	$2.49

Options exercisable	2,434,148	$4.84	$3.36

A summary of the status of the Company’s non-vested options as of September 30, 2018 and December 31, 2017, and changes during the year ended December 31, 2017 and the nine months ended September 30, 2018, is presented below:

	Shares	Weighted- Average Fair Value Grant Date	Weighted Average Exercise Price
Non-vested – December 31, 2016	450,476	$3.60	$5.40

Granted	1,854,277	0.77	1.05
Vested	(762,017)	1.67	2.54
Forfeited	-	-	-
Non-vested – December 31, 2017	1,542,736	$1.10	$1.58

Granted	1,784,455	0.70	0.90
Vested	(1,172,830)	$1.14	$1.24
Forfeited	-	-	-
Non-vested – September 30, 2018	2,154,361	$0.87	$1.21

i)	A total of 101,351 non-qualified 10-year options have been issued, and are outstanding, to advisory board members at exercise prices of $1.05 to $28.05 per share.

ii)

A total of 5,160,826 incentive stock options and non-qualified 5-10-year options have been issued, and are outstanding, to the directors, officers, and employees at exercise prices of $0.09 to $43.25 per share. From this total, 1,409,248 options are outstanding to the Chief Executive Officer, who is also a director, with remaining contractual lives of 0.6 years to 9.9 years. All other options issued to directors, officers, and employees have a remaining contractual life ranging from 0.5 years to 9.9 years.

iii)	A total of 490,317 non-qualified 3-10-year options have been issued, and are outstanding, to consultants at exercise prices of $0.09 to $43.25 per share.

As of September 30, 2018, there was approximately $1.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of approximately 0.7 years. For stock options outstanding at September 30, 2018, the intrinsic value was approximately $35,000. For stock options outstanding at December 31, 2017, the intrinsic value was approximately $0.3 million.

The following table provides certain information with respect to the above-referenced stock options that were outstanding and exercisable at September 30, 2018:

	Stock Options Outstanding			Stock Options Vested
	Weighted			Weighted
	Average			Average
	Remaining		Weighted	Remaining		Weighted
	Contractual	Number	Average	Contractual	Number	Average
	Life	of	Exercise	Life	of	Exercise
Exercise Prices	-Years	Awards	Price	-Years	Awards	Price

$0.90-$1.05	9.46	3,607,307	$0.98	9.07	1,643,641	$1.05
$1.06-$2.00	8.15	705,814	$1.52	8.12	684,864	$1.53
$2.01-$6.00	7.11	821,174	$4.59	7.10	651,429	$4.58
$6.01-$20.00	4.38	505,694	$7.47	4.38	505,694	$7.47
$20.01-$43.25	0.97	112,505	$29.46	0.97	112,505	$29.46
Total	8.35	5,752,494	$2.69	7.62	3,598,133	$3.57

The following table provides certain information with respect to the above-referenced stock options that were outstanding and exercisable at December 31, 2017:

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

In accordance with ASC 718, the market-based and performance-based long-term non-qualified option grants awards issued in 2017 were assigned a fair value of $0.80 per option share (total value of $0.9 million) on the date of grant using a Monte Carlo simulation. The following assumptions were used in the Monte Carlo simulation model:

Expected volatility	87.5% to 91
Risk free interest rate	2.24% to 2.42
Dividend yield rate	0
Weighted average remaining expected life	4.2 years
Closing price per share – common stock	$1.05

Note 8. Business Segment Results

The Company has two principal business segments, (1) the technology business and (2) the consulting services business. These business segments were determined based on the nature of the operations and the services offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief decision-makers of the Company, in deciding how to allocate resources and in assessing performance. The Chief Executive Officer and Chief Financial Officer have been identified as the chief operating decision makers. The chief operating decision makers direct the allocation of resources to operating segments based on the profitability, the cash flows, and the business plans of each respective segment. Corporate expenses pertain to certain costs that are not allocated to the reportable segments, primarily consisting of unallocated corporate overhead costs, including administrative functions.

The business segment results for the three months ended September 30, 2018 and 2017 was as follows:

					Corporate and
	Consulting		Technology		Eliminations		Total
	2018	2017	2018	2017	2018	2017	2018	2017
Revenue	$-	$15,136	$-	$-	$-	$-	$-	$15,136
Other income – joint venture	$-	$-	$203,180	$-	$-	$-	$203,180	$-
Equity in loss from joint venture	$-	$-	$(1,743,340)	$-	$-	$-	$(1,743,340)	$-
Segment profit (loss) - pre-tax	$-	$15,744	$(2,404,220)	$(458,663)	$(1,810,366)	$(1,290,630)	$(4,214,586)	$(1,733,549)
Total assets	$-	$15,136	$1,539,881	$1,319,718	$26,643,010	$5,531,270	$28,182,891	$6,866,124
Interest expense	$-	$-	$-	$-	$-	$8,023	$-	$8,023
Investment in joint venture	$-	$-	$671,888	$-	$-	$-	$671,888	$-

The business segment results for the nine months ended September 30, 2018 and 2017 was as follows:

					Corporate and
	Consulting		Technology		Eliminations		Total
	2018	2017	2018	2017	2018	2017	2018	2017
Revenue	$-	$165,046	$-	$-	$-	$-	$-	$165,046
Other income – joint venture	$-	$-	$790,554	$-	$-	$-	790,554	-
Equity in loss from joint venture	$-	$-	$(4,545,112)	$-	$-	$-	(4,545,112)	-
Segment (loss) profit- pre-tax	$-	$(45,051)	$(6,067,682)	$(1,468,650)	$(6,385,404)	$(3,602,818)	$(12,453,086)	$(5,116,519)
Total assets	$-	$15,136	$1,539,881	$1,319,718	$26,643,010	$5,531,270	$28,182,891	$6,866,124
Interest expense	$-	$-	$-	$-	$-	$16,095	$-	$16,095
Investment in joint venture	$-	$-	$671,888	$-	$-	$-	$671,888	$-

Note 9. Related Party Transaction

The Company provided research and development consulting services to Enfission. The total consulting services was $0.2 million and $0.8 million for the three and nine months ended September 30, 2018 from Enfission’s date of inception on January 25, 2018 to September 30, 2018, recorded under the caption “Other income from joint venture” in the accompanying condensed consolidated statement of operations.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. We use words such as “believe”, “expect”, “anticipate”, “project”, “target”, “plan”, “optimistic”, “intend”, “aim”, “will”, or similar expressions, which are intended to identify forward-looking statements. Such statements include, among others, (1) those concerning market and business segment growth, demand and acceptance of our nuclear energy consulting services, and nuclear fuel technology business, (2) any projections of sales, earnings, revenue, margins, or other financial items, (3) any statements of the plans, strategies, and objectives of management for future operations and the timing of the development of our nuclear fuel technology, (4) any statements regarding future economic conditions or performance, (5) uncertainties related to conducting business in foreign countries, (6) any statements about future financings and liquidity, as well as (7) all assumptions, expectations, predictions, intentions, or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, as well as assumptions that if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties, among others, include:

•	our ability to commercialize our nuclear fuel technology, including risks related to the design and testing of nuclear fuel incorporating our technology,

•	the realization of expected benefits from Enfission, our joint venture with Framatome, and our future collaboration with Framatome,

•	our ability to attract new customers,

•	our ability to employ and retain qualified employees and consultants that have experience in the nuclear industry,

•	competition and competitive factors in the markets in which we compete,

•	public perception of nuclear energy generally,

•	general economic and business conditions in the local economies in which we regularly conduct business, which can affect demand for the Company’s services,

•	changes in laws, rules, and regulations governing our business,

•	development and utilization of, and challenges to, our intellectual property,

•	potential and contingent liabilities, and

•	the risks identified in Item 1A. “Risk Factors” included herein and in our Form 10-K filing.

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

•	Liquidity, Capital Resources, and Financial Position — an analysis of our cash flows and an overview of our financial position.

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

Our principal executive offices are located at 11710 Plaza America Drive, Suite 2000, Reston, Virginia 20190 USA.

Recent Developments

ENFISSION R&D ADVANCEMENTS IN Q-3 2018

1.	Fabrication:

•	Completed several studies on key fabrication steps, particularly relating to the co-extrusion process modeling, billet preparation conditions, and material flows

•	Established purchasing process for equipment

•	Continued further refinement of fabrication process steps, material flows, and equipment needs and specifications

•	Researched material properties and prepared material data manual

2.	Fuel Design:

•	Prepared product requirements document and data sheet

•	Initiated next phase of neutronics code modifications to model Lightbridge Fuel™ geometry

•	Developed 3D model for Computational Fluid Dynamics (CFD) analysis

•	Developed fuel assembly CFD model to investigate Critical Heat Flux (CHF) performance

3.	Regulatory Licensing:

•	Established regular interaction with the NRC, with the first Enfission project kick-off meeting held in August 2018

•	Continued development of fuel design limits in support of licensing activities

Intergovernmental Panel on Climate Change

In October 2018 the Intergovernmental Panel on Climate Change (IPCC) issued its Sixth Assessment Report (AR6) – Global Warming of 1.5°C, an IPCC special report on the impacts of global warming of 1.5°C above pre-industrial levels and related global greenhouse gas emission pathways, in the context of strengthening the global response to the threat of climate change, sustainable development, and efforts to eradicate poverty. This report concludes that there is a limit of 12 years before global warming will reach 1.5°C or higher above pre-industrial average global temperature, resulting in significant weather changes and climate effects that would have long-lasting or irreversible changes to the planet. The report determined that to minimize this effect nations would need to adopt “rapid and far-reaching transitions in land, energy, industry, buildings, transport, and cities.” We believe that achieving this goal is only possible with electrification of most of the transportation and industrial sectors globally and powering them and the current electricity needs of the world with non-emitting power. We believe this can be done only with a large increase in nuclear power, several times the amount that is generated globally today. We believe that our nuclear fuel technology can be an essential element of reaching this goal.

Ownership and Management of Enfission

Lightbridge owns 50 percent of Enfission’s Class A voting membership units and Framatome owns the other 50 percent. Any distributions will be first allocated to cause the capital accounts of the initial members to be equal, then allocated on a 50/50 basis. Lightbridge and Framatome each provided certain licensed intellectual property to Enfission. Certain additional capital contributions made by Lightbridge and Framatome will partly be in the form of exclusive license rights to intellectual property developed pursuant to a research and development service agreement with Enfission.

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

•

Co-Ownership Agreement (“COA”) — The COA governs the co-ownership between Framatome and Lightbridge of the foreground information developed by and between Framatome and Lightbridge, with one another and through Enfission. The COA will survive the life of Enfission. The COA is limited to a domain consisting of the metallic fuel developed by Enfission for the following types of commercial light water reactors and research reactors: (i) pressurized water reactors, excluding water-cooled water-moderated energetic reactor (VVER) types, (ii) boiling water reactors, (iii) light water-cooled small and medium size reactors, and (iv) water-cooled research reactors. The domain expressly excludes maritime, naval, and military applications.

•

Intellectual Property Annex (“IP Annex”) — The IP Annex is a higher-level reference document attached to the Enfission operating agreement and summarizes the parties’ understanding regarding intellectual property matters. The IP Annex will remain in force only during the life of Enfission.

We currently anticipate a minimum amount of cash outlays to third parties for research and development expenditures and equipment purchases of approximately $15 million to $20 million, for the next 12 to 15 months.

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

Due to the significantly lower fuel operating temperature, our metallic nuclear fuel rods are also expected to provide major improvements to safety margins during off-normal events. US Nuclear Regulatory Commission licensing processes require engineering analysis of a large break loss-of-coolant accident (LOCA), as well as many other scenarios. The LOCA scenario assumes failure of a large water pipe in the reactor coolant system. Under LOCA conditions, the fuel and cladding temperatures rise due to reduced cooling capacity. Preliminary analytical modeling shows that under a design-basis LOCA scenario, unlike conventional uranium dioxide fuel, the cladding of the Lightbridge-designed metallic fuel rods would stay at least 200 degrees below the 850-900 degrees Celsius temperature at which steam begins to react with the zirconium cladding to generate hydrogen gas. Build-up of hydrogen gas in a nuclear power plant can lead to the hydrogen exploding. Lightbridge fuel is designed to prevent hydrogen gas generation in design-basis LOCA situations, which is a major safety benefit.

Anticipated Schedule for Development and Sale of Nuclear Fuel Assemblies

Set forth below is our anticipated schedule for Enfission’s development and sale of nuclear fuel assemblies. Please see Item 1A, Risk Factors in our Annual Report on Form 10-K filed on March 14, 2018, for a discussion of certain risks that may delay or impair the commercialization of nuclear fuel assemblies incorporating our nuclear fuel technology. Based on our current expectations, we anticipate that, either directly or through Enfission, we will:

•	develop a regulatory licensing plan for lead test assemblies and present it to the US Nuclear Regulatory Commission (NRC) in 2018 following our kick-off meeting with the NRC ;

•	enter into a lead test assembly agreement with a host reactor in 2019-2020;

•	develop analytical models in 2018-2023 for our metallic fuel technology that can be used for reactor analysis and regulatory licensing;

•	perform in-reactor and out-of-reactor experiments in 2020-2025;

•	have semi-scale metallic fuel samples fabricated in 2019-2020 for irradiation testing in a test reactor environment under prototypic commercial reactor conditions;

•	establish a pilot-scale fuel fabrication facility and demonstrate full-length fabrication of our metallic fuel rods in 2020-2023; and

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make a variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. For a discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our financial statements, please see “Critical Accounting Policies and Estimates” under Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed on March 14, 2018, incorporated herein by reference. There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2018.

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

Financial information about our business segments is included in Note 8. Business Segment Results of the notes to the condensed consolidated financial statements, included in Part, I Item 1, Financial Statements of this Quarterly Report on Form 10-Q.

We have provided a discussion of our results of operations on a condensed consolidated basis and have also provided certain detailed segment information for each of our business segments below for the three and nine months ended September 30, 2018 and 2017. We have organized our operations into two principal segments (1) the technology business segment and (2) the consulting business segment. We present our segment information along the same lines that our chief executives review our operating results in assessing performance and allocating resources.

The business segment results for the three months ended September 30, 2018 and 2017 was as follows:

					Corporate and
	Consulting		Technology		Eliminations		Total
	2018	2017	2018	2017	2018	2017	2018	2017
Revenue	$-	$15,136	$-	$-	$-	$-	$-	$15,136
Other income – joint venture	$-	$-	$203,180	$-	$-	$-	$203,180	$-
Equity in loss from joint venture	$-	$-	$(1,743,340)	$-	$-	$-	$(1,743,340)	$-
Segment profit (loss) - pre-tax	$-	$15,744	$(2,404,220)	$(458,663)	$(1,810,366)	$(1,290,630)	$(4,214,586)	$(1,733,549)
Total assets	$-	$15,136	$1,539,881	$1,319,718	$26,643,010	$5,531,270	$28,182,891	$6,866,124
Interest expense	$-	$-	$-	$-	$-	$8,023	$-	$8,023
Investment in joint venture	$-	$-	$671,888	$-	$-	$-	$671,888	$-

The business segment results for the nine months ended September 30, 2018 and 2017 was as follows:

					Corporate and
	Consulting		Technology		Eliminations		Total
	2018	2017	2018	2017	2018	2017	2018	2017
Revenue	$-	$165,046	$-	$-	$-	$-	$-	$165,046
Other income – joint venture	$-	$-	$790,554	$-	$-	$-	790,554	-
Equity in loss from joint venture	$-	$-	$(4,545,112)	$-	$-	$-	(4,545,112)	-
Segment (loss) profit- pre-tax	$-	$(45,051)	$(6,067,682)	$(1,468,650)	$(6,385,404)	$(3,602,818)	$(12,453,086)	$(5,116,519)
Total assets	$-	$15,136	$1,539,881	$1,319,718	$26,643,010	$5,531,270	$28,182,891	$6,866,124
Interest expense	$-	$-	$-	$-	$-	$16,095	$-	$16,095
Investment in joint venture	$-	$-	$671,888	$-	$-	$-	$671,888	$-

Technology Business

We currently anticipate a minimum amount of cash outlays to third parties for research and development expenditures and equipment purchases of approximately $15 million to $20 million, for the next 12 to 15 months. We spent approximately $0.9 million and $0.5 million for research and development for the three months ended September 30, 2018 and 2017, respectively, and approximately $2.3 million and $1.5 million for the nine months ended September 30, 2018 and 2017, respectively.

Over the next 2 to 3 years, we expect that our research and development activities will increase and will be primarily focused on testing and demonstration of our metallic fuel technology for Western-type water-cooled reactors. The main objective of this research and development phase is to prepare for full-scale demonstration of our fuel technology in an operating commercial power reactor.

Financial information about our joint venture is included in Note 3. Investment in Joint Venture of the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information regarding our equity method investment in Enfission.

Consulting Services Business

All of our revenue from third parties had been from our consulting services business segment. The fee type and structure that we offer for each client engagement is dependent on a number of variables, including the complexity of the services, the level of the opportunity for us to improve the client’s electricity generation capabilities using nuclear power plants, and other factors. We did not have any revenue from our consulting services business segment during the three and nine months ended September 30, 2018, and we currently do not expect to have significant revenue in the future.

Condensed Consolidated Results of Operations – Three Months Ended September 30, 2018 and 2017

The following table presents our historical operating results and the increase (decrease) in amounts for the periods indicated:

	Three Months Ended		Increase	Increase
	September 30,		(Decrease)	(Decrease)
	2018	2017	Change $	Change %

Consulting Revenues	$-	$15,136	$(15,136)	(100)%

Cost of Services Provided
Consulting expenses	$-	$9,364	$(9,364)	(100)%

Gross Profit	$-	$5,772	$(5,772)	(100)%

Operating Expenses
General and administrative	$1,889,401	$1,149,847	$739,554	64%
Research and development expenses	864,060	458,663	405,397	88%
Total Costs and Expenses	$2,753,461	$1,608,510	$1,144,951	71%

Other Operating Income and (Loss)
Other income from joint venture	$203,180	$-	$(203,180)	(100)%
Equity in loss from joint venture	(1,743,340)	-	1,743,340	100%
Total Other Operating Income and (Loss)	$(1,540,160)	$-	$1,540,160	100%

Total Operating Loss	$(4,293,621)	$(1,602,738)	$2,690,883	168%

Total Other Income and (Expenses)	$79,035	$(130,811)	$(209,846)	(160)%

Net Loss - Before Income Taxes	$(4,214,586)	$(1,733,549)	$2,481,037	143%

Net Loss	$(4,214,586)	$(1,733,549)	$2,481,037	143%

Revenue

The market for nuclear industry consulting services is competitive, fragmented, and subject to rapid change. Our main business is developing our nuclear fuel. We may continue to provide some consulting services in the future, but we have further increased the focus and resources of the Company to the fuel division and away from consulting. There was no revenue for the three months ended September 30, 2018 and currently, we do not expect to have significant revenue in our consulting business segment in the future.

Cost of Services Provided

Because we have shifted the focus and resources of the Company to the fuel division and away from consulting, we have not incurred costs related to consulting in 2018. Cost of services provided in 2017 was comprised of expenses related to the consulting, professional, administrative and other support costs, and stock-based compensation allocated to our consulting projects labor, which were incurred to perform and support the work done for our consulting projects.

General and Administrative Expenses

The following table presents our general and administrative expenses (rounded in millions):

	Three Months Ended
	September 30,
	2018	2017

General and administrative expenses	$1.9	$1.1

General and administrative expenses consist mostly of compensation and related costs for personnel and facilities, stock-based compensation, finance, human resources, information technology, and fees for consulting and other professional services. Professional services are principally comprised of outside legal, audit, strategic advisory services, and outsourcing services.

Total general and administrative expenses increased by $0.8 million for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. There was an increase in consulting fees of approximately $0.2 million as a result of engaging a consulting firm to assist in preparing the application for a grant from the U.S. Department of Energy and other consulting fees related to implementing new accounting and project management software. There was also an increase in employee wages and benefits of approximately $0.3 million due to an increase in the number of employees, increase in employee compensation and benefits and an increase in stock-based compensation of approximately $0.3 million due to the issuance of performance-based stock options in August 2018. Total stock-based compensation included in general and administrative expenses was approximately $0.4 million and $0.1 million for each of the three-months ended September 30, 2018 and 2017, respectively.

See Note 7. Stockholders’ Equity of the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding our stock-based compensation.

Research and Development

The following table presents our research and development expenses (rounded in millions):

	Three Months Ended
	September 30,
	2018	2017

Research and development expenses	$0.9	$0.5

Research and development expenses consist mostly of compensation and related overhead costs for personnel responsible for the research and development of our fuel, including work performed for our Enfission joint venture. Total research and development expenses increased by $0.4 million for the three-months ended September 30, 2018, as compared to the three months ended September 30, 2017. There was an increase in employees, increase in employee compensation and benefits in supporting the research and development activities for Enfission of approximately $0.1 million, an increase in stock-based compensation of approximately $0.1 million due to the issuance of performance-based stock options issued in August 2018 and also an increase in professional fees of approximately $0.1 million due to the work with Enfission. Total stock-based compensation included in research and development [?]expenses was approximately $0.2 million and $0.1 million for the three months ended September 30, 2018 and 2017, respectively.

All of our above reported research and development activities were conducted in the United States and Russia. We expense research and development costs as they are incurred. Research and development expenses will increase in future periods because we expect to invest $15 million to $20 million in the development of our nuclear fuel products over the next 12 to 15 months.

See Note 6. Research and Development Expense of the notes to our condensed consolidated financial statements included in this Quarterly Report Form on 10-Q for additional information about our research and development costs.

Other Operating Income and (Loss) – Related Party

The following table presents our other operating income (rounded in millions):

	Three Months Ended
	September 30,
	2018	2017

Other operating income from joint venture	$0.2	$-
Equity in loss from joint venture	(1.7)	-
	$(1.5)	$-

Reported in other operating income is other operating income for activities performed by our employees and consultants for the Enfission joint venture. Total other operating income from these activities was approximately $0.2 million for the three months ended September 30, 2018. Currently, approximately 80% of the total Enfission cash inflow or capital contributions into Enfission are funded by Lightbridge and the remaining 20% are funded as capital contributions into Enfission from Framatome. Equity in loss from joint venture consists of our share of the allocated loss in Enfission (100%).

Other Income (Expenses)

There was a net increase in other income (expense) of approximately $0.1 million. This increase was due to a decrease in the amortization of deferred financing costs of approximately $0.2 million due to the write-off of the deferred financing costs asset recorded for the Aspire option agreement in the first quarter of 2018 (see Note 7. Stockholders’ Equity of the notes to the accompanying condensed consolidated financial statements). This decrease was offset by an increase of $0.1 million in interest income generated from the interest earned from the purchase of treasury bills and from our bank savings account for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.

Provision for Income Taxes

The following table presents our provision for income taxes. Our effective tax rate for the periods presented was 25% and 38% for the three months ended September 30, 2018 and 2017, respectively.

	Three Months Ended
	September 30,
	2018	2017

Provision for income taxes	$-	$-

We incurred a pre-tax net loss for both 2018 and 2017. We reviewed all sources of income for purposes of recognizing deferred tax assets and concluded a full valuation allowance for 2018 and 2017 was necessary. Therefore, we did not have a provision for income taxes for the three months ended September 30, 2018 and 2017.

Condensed Consolidated Results of Operations – Nine Months Ended September 30, 2018 and 2017

The following table presents our historical operating results and the increase (decrease) in amounts for the periods indicated:

	Nine Months Ended		Increase	Increase
	September 30,		(Decrease)	(Decrease)
	2018	2017	Change $	Change %

Consulting Revenues	$-	$165,046	$(165,046)	(100)%

Cost of Services Provided
Consulting expenses	$-	$99,027	$(99,027)	(100)%

Gross Profit	$-	$66,019	$(66,019)	(100)%

Operating Expenses
General and administrative	$5,566,022	$3,329,440	$2,236,582	67%
Research and development expenses	2,313,124	1,468,650	844,474	58%
Total Costs and Expenses	$7,879,146	$4,798,090	$3,081,056	64%

Other Operating Income and (Loss)
Other income from joint venture	$790,554	$-	$(790,554)	(100)%
Equity in loss from joint venture	(4,545,112)	-	4,545,112	100%
Total Other Operating Income and (Loss)	$(3,754,558)	$-	$3,754,558	100%

Total Operating Loss	$(11,633,704)	$(4,732,071)	$6,901,633	146%

Total Other Income and (Expenses)	$(819,382)	$(384,448)	$434,934	113%

Net Loss - Before Income Taxes	$(12,453,086)	$(5,116,519)	$7,336,567	143%

Net Loss	$(12,453,086)	$(5,116,519)	$7,336,567	143%

Revenue

The market for nuclear industry consulting services is competitive, fragmented, and subject to rapid change. Our main business is developing our nuclear fuel. We may continue to provide some consulting services in the future, but we have further increased the focus and resources of the Company to the fuel division and away from consulting. There was no revenue from third parties for the nine months ended September 30, 2018 as compared to the $0.2 million for the nine months ended September 30, 2017.

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

Total stock-based compensation included in cost of services provided was approximately $18,000 for the nine months ended September 30, 2017.

General and Administrative Expenses

The following table presents our general and administrative expenses, (rounded in millions):

	Nine Months Ended
	September 30,
	2018	2017

General and administrative expenses	$5.6	$3.3

General and administrative expenses consist mostly of compensation and related costs for personnel and facilities, stock-based compensation, finance, human resources, information technology, and fees for consulting and other professional services. Professional services are principally comprised of outside legal, audit, strategic advisory services, and outsourcing services.

Total general and administrative expenses increased by $2.3 million for the nine-months ended September 30, 2018, as compared to the nine months ended September 30, 2017. There was an increase in professional fees of approximately $0.8 million, which was due to the increased legal and professional work in negotiating and forming the Enfission joint venture and an increase in other professional and consulting fees, including engaging a consulting firm to assist in preparing the application for a grant from the U.S. Department of Energy. There was also an increase in corporate travel expenses of approximately $0.1 million, an increase in employee wages and benefits of approximately $0.4 million due to an increase in the number of employees, increase in employee compensation and employee benefits and an increase in stock-based compensation of approximately $1.0 million, due to the vesting of performance-based stock options issued in 2017 and the issuance of performance based options in August 2018. Total stock-based compensation included in general and administrative expenses was approximately $1.2 million and $0.3 million for the nine months ended September 30, 2018 and 2017, respectively.

See Note 7. Stockholders’ Equity of the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information regarding our stock-based compensation.

Research and Development

The following table presents our research and development expenses (rounded in millions):

	Nine Months Ended
	September 30,
	2018	2017

Research and development expenses	$2.3	$1.5

Research and development expenses consist primarily of compensation and related fringe benefits including stock-based compensation and related allocable overhead costs for the research and development of our fuel, including work performed and billed to our Enfission joint venture. Total research and development expenses increased by $0.8 million for the nine-months ended September 30, 2018, as compared to the nine months ended September 30, 2017. There was an increase in the number of employees, an increase in employee compensation and employee benefits in supporting research and development activities for Enfission of approximately $0.3 million, an increase in stock-based compensation of approximately $0.3 million due to the vesting of performance-based stock options issued in 2017 and the issuance of performance based options in August 2018 and an increase in professional fees related to our Enfission joint venture of approximately $0.2 million. Total stock-based compensation included in research and development expenses was approximately $0.7 million and $0.3 million for the nine months ended September 30, 2018 and 2017, respectively.

All of our above reported research and development activities were conducted in the United States and Russia. We expense research and development costs as they are incurred. Research and development expenses may increase in dollar amount and may increase as a percentage of revenues in future periods because we expect to invest $15 million to $20 million in the development of our nuclear fuel products over the next 12 to 15 months.

See Note 6. Research and Development expense of the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report Form on 10-Q for additional information about our research and development costs.

Other Operating Income and (Loss) – Related Party

The following table presents our other operating income (rounded in millions):

	Nine Months Ended
	September 30,
	2018	2017

Other income from joint venture	$0.8	$-
Equity in loss from joint venture	(4.5)	-
	$(3.7)	$-

Reported in other operating income is other income for activities performed by our employees and consultants for the Enfission joint venture. Total other income from these activities was approximately $0.8 million for the nine months ended September 30, 2018. Currently, approximately 80% of the total Enfission cash inflow or capital contributions into Enfission are funded by Lightbridge and the remaining 20% will be funded as capital contributions into Enfission from Framatome. Equity in loss from joint venture consists of our share of the allocated loss in Enfission (100%).

Other Income (Expenses)

There was a net decrease in other income of approximately $0.4 million. This decrease was due to an increase in amortization of deferred financing costs of approximately $0.6 million due to the write-off of the deferred financing costs asset in the first quarter of 2018, recorded for the Aspire option agreement, (see Note 7. Stockholder’s Equity of the notes to the accompanying condensed consolidated financial statements). This decrease was offset by an increase of $0.2 million in interest income generated from the interest earned from the purchase of treasury bills and from our bank savings account for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.

Provision for Income Taxes

The following table presents our provision for income taxes. Our effective tax rate for the periods presented was 25% and 38% for the nine months ended September 30, 2018 and 2017, respectively.

	Nine Months Ended
	September 30,
	2018	2017

Provision for income taxes	$-	$-

We incurred a pre-tax net loss for both 2018 and 2017. We reviewed all sources of income for purposes of recognizing deferred tax assets and concluded a full valuation allowance for 2018 and 2017 was necessary. Therefore, we did not have a provision for taxes for both the nine months ended September 30, 2018 and 2017.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

At September 30, 2018, we had cash and cash equivalents of approximately $25.3 million, as compared to approximately $4.5 million at December 31, 2017. The $20.8 million increase in cash and cash equivalents resulted from net proceeds from the sale of approximately $27.6 million of common stock and net proceeds of $3.9 million of preferred stock during the nine months ended September 30, 2018. See Note 7. Stockholders’ Equity of the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information regarding our equity transactions. This amount of cash inflow was partially offset by net cash used in operating activities of approximately $5.3 million and our capital contributions for our capital investment in Enfission of approximately $5.2 million. We used cash during the nine months ended September 30, 2018 primarily to fund our research and development expenses and general and administrative expenses. We did not have any consulting revenue for the nine months ended September 30, 2018 and presently do not expect to have significant consulting revenue for the next 12 months.

We currently project a cash flow shortfall averaging approximately $0.8 million to $0.9 million per month over the course of the next 12 to 15 months for our general and administrative expenses. We currently anticipate a minimum amount of cash outlays to third parties for research and development expenditures and equipment purchases of approximately $15 million to $20 million, for the next 12 to 15 months. Presently, we fund the cash that is required for the research and development activities to be conducted in Enfission. These additional capital needs relate to the development, manufacturing, and commercialization of our nuclear fuel assemblies. We have the ability to delay incurring certain operating expenses in the next 12 months, which could reduce our cash flow shortfall, if needed.

The current primary future potential sources of cash available to us in 2018 are equity investments through our ATM agreement, potential funding from other equity investors and potential funding from the Department of Energy. We anticipate that our financing through the ATM agreement in 2018 and other third parties will help us meet the U.S. Department of Energy’s (“DOE”) minimum cost-sharing requirements that typically range from 20% to 50% of the total project cost (i.e., a 25% to 100% match in Company’s cost-sharing contributions is required for each dollar of DOE funding) or even higher in some cases. We have no debt or debt credit lines and we have financed our operations to date through our prior years’ consulting revenue and the sale of our preferred stock and common stock. Management believes that the funding amount from the ATM agreement will be available as needed by the Company and that adverse market conditions in the Company’s common stock price and trading volume will not substantially impair the Company’s ability to raise capital through the ATM, if needed in the future.

Short-Term and Long-Term Liquidity Sources

In addition to the ATM financing and other potential funding discussed above, we may seek new financing or additional sources of capital, depending on the capital market conditions, over the next 12 months. There can be no assurance that some of these additional sources of capital will be made available to us. The primary potential sources of cash that may be available to us are as follows:

1.	Equity investment from third party investors in Lightbridge or Enfission; and

2.

Strategic investment or cost-sharing contributions through funding from the Department of Energy, and/or other strategic parties, to support the remaining research and development activities required to further enhance and complete the development of our fuel products to a commercial stage.

In support of our long-term business plan with respect to our fuel technology business, we endeavour to create strategic alliances with other strategic parties during the next three years, to support the remaining research and development activities through Enfission that is required to further enhance and complete the development of our fuel products to a commercial stage. We may be unable to form such strategic alliances on terms acceptable to us or at all.

We will need to raise additional capital in 2019 to fund our research and development, which may involve offerings of equity or debt securities, securing financing through one or more banks or entering into strategic alliances with other parties.

See Note 7. Stockholder’s Equity of the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding our ATM financing.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, evaluated the disclosure controls and procedures related to the recording, processing, summarization and reporting of information in the periodic reports that we file with the SEC. These disclosure controls and procedures have been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2018.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. For a description of legal proceedings involving the Company, see the information set forth under “Litigation” in Note 5. Commitments and Contingencies of the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS

On September 30, 2018, the holders of the Series A Preferred Shares converted 95,116 preferred shares into 110,530 common shares. The issuance of the common stock was exempt from registration under the Securities Act of 1933, as amended, pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

On November 5, 2018, the Company received a letter from the Listing Qualifications staff of the Nasdaq Stock Market (“Nasdaq”) notifying the Company that for the preceding 30 consecutive business days, the Company’s common stock did not maintain a minimum closing bid price of at least $1.00 per share as required by Nasdaq Listing Rule 5550(a)(2). The notification letter has no immediate effect on the Company’s listing on the Nasdaq Capital Market.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has a grace period of 180 calendar days, or until May 6, 2019, to regain compliance with the minimum closing bid price requirement for continued listing. In order to regain compliance, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of ten consecutive business days. In the event the Company does not regain compliance by May 6, 2019, the Company may be provided an additional 180-day compliance period, if the Company demonstrates that it meets the applicable market value of publicly held shares requirement for continued listing and all other applicable standards for initial listing on the Nasdaq Capital Market, with the exception of the bid price requirement, and provides written notice of its intention to cure the minimum bid price deficiency during the second grace period, including by implementation of a reverse stock split, if necessary. If the Company fails to qualify for the second grace period or fails to regain compliance during the second grace period, the Company’s stock will be subject to delisting by Nasdaq.

The Company intends to actively monitor the bid price of its common stock and will consider available options to regain compliance with the listing requirements.

ITEM 6. EXHIBITS

EXHIBIT INDEX –

Exhibit Number	Description

10.1*	Amendment Number One to the R&D Services Agreement, deemed effective January 25, 2018, among the Company, Framatome SAS, and Enfission, LLC.

10.2*	Amendment Number Two to the R&D Services Agreement, deemed effective June 20, 2018, among the Company, Framatome SAS, and Enfission, LLC.

10.3	Amendment Number One to the Operating Agreement of Enfission, LLC, deemed effective May 7, 2018, between the Company and Framatome Inc.

10.4*	Amendment Number Two to the Operating Agreement of Enfission, LLC, deemed effective January 25, 2018, between the Company and Framatome Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial and Accounting Officer

32	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Confidential treatment has been requested with respect to the redacted portions of the referenced exhibits. Such provisions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2018

LIGHTBRIDGE CORPORATION

By:	/s/ Seth Grae
Name:	Seth Grae
Title:	President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Larry Goldman
Name:	Larry Goldman
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

