Form 10-Q
period 2019-03-31
LIGHTBRIDGE Corp
filed 2019-05-10
CIK 1084554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s):	Name of Each Exchange on Which Registered:
Common Stock, $0.001 par value	LTBR	The Nasdaq Capital Market

The number of shares outstanding of the issuer’s common stock, as of May 7, 2019 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	36,474,663

LIGHTBRIDGE CORPORATION

Form 10-Q

MARCH 31, 2019

		Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
	Unaudited Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018 (unaudited)	3
	Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018 (unaudited)	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018 (unaudited)	5
	Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the year ended December 31, 2018 for the three months ended March 31, 2019 (unaudited)	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	7
	Forward - Looking Statements	23
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	34

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3.	Defaults Upon Senior Securities	35
Item 4.	Mine Safety Disclosures	35
Item 5.	Other Information	35
Item 6.	Exhibits	36

SIGNATURES		37

PART I—FINANCIAL INFORMATION

Lightbridge Corporation

Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2019	2018

ASSETS
Current Assets
Cash and cash equivalents	$23,528,241	$24,637,295
Other receivable from joint venture	358,801	93,253
Prepaid expenses and other current assets	194,059	36,745
Total Current Assets	24,081,101	24,767,293
Other Assets
Patent costs	1,686,182	1,577,421
Total Assets	$25,767,283	$26,344,714

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$614,622	$258,056
Investee losses in excess of investment	73,295	218,263
Total Current Liabilities	687,917	476,319

Commitments and contingencies – (Note 5)

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 authorized shares:
Convertible Series A preferred shares, 813,624 shares and 813,624 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively (liquidation preference $2,687,077 and $2,640,862 at March 31, 2019 and December 31, 2018, respectively)	813	813
Convertible Series B preferred shares, 2,666,667 and 2,666,667 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively (liquidation preference $4,337,455 and $4,262,855 at March 31, 2019 and December 31, 2018, respectively)	2,667	2,667
Common stock, $0.001 par value, 100,000,000 authorized, 36,149,325 shares and 32,862,090 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	36,149	32,863
Additional paid-in capital	131,647,886	129,329,674
Accumulated deficit	(106,608,149)	(103,497,622)
Total Stockholders’ Equity	25,079,366	25,868,395
Total Liabilities and Stockholders’ Equity	$25,767,283	$26,344,714

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lightbridge Corporation

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2019	2018
Revenue	$-	$-

Operating Expenses
General and administrative	1,357,762	2,223,590
Research and development	922,235	911,034
Total Operating Expenses	2,279,997	3,134,624

Other Operating Income and (Loss)
Other income from joint venture	355,281	400,343
Equity in loss from joint venture	(1,295,032)	(1,028,327)
Total Other Operating Income and Loss	(939,751)	(627,984)

Operating Loss	(3,219,748)	(3,762,608)

Other Income and (Expenses)
Interest income	109,221	23,557
Financing costs	-	(982,436)
Total Other Income and (Expenses)	109,221	(958,879)

Loss before income taxes	(3,110,527)	(4,721,487)

Income taxes	-	-

Net loss	$(3,110,527)	$(4,721,487)

Accumulated Preferred Stock Dividend	(120,815)	(112,902)
Deemed additional dividend on preferred stock dividend due to beneficial conversion feature	(51,371)	(31,134)
Deemed dividend on issuance on Series B convertible preferred stock due to beneficial conversion feature	-	(2,624,836)

Net loss attributable to common stockholders	$(3,282,713)	$(7,490,359)

Net Loss Per Common Share,
Basic and Diluted	$(0.09)	$(0.39)

Weighted Average Number of Common Shares Outstanding	34,631,048	19,231,578

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lightbridge Corporation

Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2019	2018
Operating Activities:
Net Loss	$(3,110,527)	$(4,721,487)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock-based compensation	335,013	1,273,035
Write off of deferred financing costs	-	982,436
Equity in loss from joint venture	1,295,032	1,028,327
Changes in operating working capital items:
Accounts receivable - fees and reimbursable project costs	-	10,400
Other receivable from joint venture	(265,548)	(488,685)
Prepaid expenses and other assets	(157,314)	(76,545)
Accounts payable and accrued liabilities	356,566	140,567
Net Cash Used In Operating Activities	(1,546,778)	(1,851,952)

Investing Activities:
Investment in joint venture	(1,440,000)	(5,217,000)
Patent costs	(108,761)	(94,800)
Net Cash Used In Investing Activities	(1,548,761)	(5,311,800)

Financing Activities:
Net proceeds from the issuance of common stock	1,986,485	20,722,215
Net proceeds from the issuance of preferred stock	-	3,900,001
Net Cash Provided by Financing Activities	1,986,485	24,622,216

Net Increase (Decrease) In Cash and Cash Equivalents	(1,109,054)	17,458,464

Cash and Cash Equivalents, Beginning of Period	24,637,295	4,515,398

Cash and Cash Equivalents, End of Period	$23,528,241	$21,973,862

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-Cash Financing Activities:
Deemed dividend on Series B convertible preferred stock due to beneficial conversion feature	$-	$2,624,836
Accumulated preferred stock dividend	$172,186	$144,036

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lightbridge Corporation

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity

For The Year Ended December 31, 2018 and For The Quarter Ended March 31, 2019

	Series A		Series B				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2018	1,020,000	$1,020	-	$-	12,737,703	$12,738	$93,602,539	$(87,821,514)	$5,794,783

Issuance of Preferred Stock	-	-	2,666,667	2,667	-	-	3,897,334	-	3,900,001
Shares issued - registered offerings – net of offering costs	-	-	-	-	10,693,535	10,694	20,711,521	-	20,722,215
Cashless exercise of stock warrants	-	-	-	-	496,644	496	(496)	-	-
Stock-based compensation			-	-	-	-	1,273,035	-	1,273,035
Net loss for the three months ended March 31, 2018	-	-	-	-	-	-	-	(4,721,487)	(4,721,487)
Balance – March 31, 2018	1,020,000	$1,020	2,666,667	$2,667	23,927,882	$23,928	$119,483,933	$(92,543,001)	$26,968,547

Shares issued - registered offerings – net of offering costs	-	-	-	-	4,568,993	4,569	5,141,932	-	5,146,501
Stock-based compensation	-	-	-	-	-	-	148,710	-	148,710
Conversion for payment of dividends, 111,260 preferred stock converted to 124,882 Common stock	(111,260)	(111)	-	-	-	-	111	-	-
Shares issued in payment of dividend	-	-	-	-	124,883	125	(125)	-	-
Net loss for the three months ended June 30, 2018	-	-	-	-	-	-	-	(3,517,013)	(3,517,013)
Balance – June 30, 2018	908,740	$909	2,666,667	$2,667	28,621,758	$28,622	$124,774,561	$(96,060,014)	$28,746,745

Shares issued - registered offerings – net of offering costs	-	-	-	-	1,767,918	1,767	1,730,192	-	1,731,959
Stock-based compensation	-	-	-	-	-	-	529,649	-	529,649
Conversion 95,116 preferred Shares converted to 110,530 shares of Common Shares	(95,116)	(95)	-	-	110,530	111	(16)	-	-
Shares issued in payment of dividend	-	(1)	-	-	729	1	-	-	-
Net loss for the three months ended September 30, 2018	-	-	-	-	-	-	-	(4,214,586)	(4,214,586)
Balance – September 30, 2018	813,624	$813	2,666,667	$2,667	30,500,935	$30,501	$127,034,386	$(100,274,600)	$26,793,767

Shares issued - registered offerings – net of offering costs	-	-	-	-	2,361,155	2,362	1,866,777	-	1,869,139
Stock-based compensation	-	-	-	-	-	-	428,511	-	428,511
Net loss for the three months ended December 31, 2018	-	-	-	-	-	-	-	(3,223,022)	(3,223,022)
Balance – December 31, 2018	813,624	$813	2,666,667	$2,667	32,862,090	$32,863	$129,329,674	$(103,497,622)	$25,868,395

Shares issued - registered offerings – net of offering costs	-	-	-	-	3,287,235	3,286	1,983,199	-	1,986,485
Stock-based compensation	-	-	-	-	-	-	335,013	-	335,013
Net loss for the three months ended March 31, 2019	-	-	-	-	-	-	-	(3,110,527)	(3,110,527)

Balance – March 31, 2019	813,624	$813	2,666,667	$2,667	36,149,325	$36,149	$131,647,886	$(106,608,149)	$25,079,366

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIGHTBRIDGE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Basis of Presentation, Summary of Significant Accounting Policies, and Nature of Operations

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Lightbridge Corporation and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America, including a summary of the Company’s significant accounting policies, have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2018, included in our Annual Report on Form 10-K for the year ended December 31, 2018.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month period have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms “Lightbridge”, “Company,” “we,” “us” or “our” mean Lightbridge Corporation and all entities included in our condensed consolidated financial statements.

The Company was formed on October 6, 2006, when Thorium Power, Ltd., which was incorporated in the state of Nevada on February 2, 1999, merged with Thorium Power, Inc., (“TPI”), which was incorporated in the state of Delaware on January 8, 1992. On September 29, 2009, the Company changed its name from Thorium Power, Ltd. to Lightbridge Corporation and began its focus on developing and commercializing metallic nuclear fuels. We are a nuclear fuel technology Company developing and commercializing next generation nuclear fuel technology.

Liquidity

The Company has adopted Accounting Standards Codification, (“ASC”), 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This guidance amended the existing requirements for disclosing information about an entity’s ability to continue as a going concern and explicitly requires management to assess an entity’s ability to continue as a going concern and to provide related disclosure in certain circumstances. This guidance was effective for annual reporting periods ending after December 15, 2016, and for annual and interim reporting periods thereafter. The following information reflects the results of management’s assessment, plans, and conclusion of the Company’s ability to continue as a going concern.

At March 31, 2019, the Company had $23.5 million in cash and had a working capital surplus of approximately $23.4 million. The Company believes that its current financial resources, as of the date of the issuance of these financial statements, are sufficient to fund its current 12 month operating budget, alleviating the substantial doubt raised by our historical operating results and satisfying our estimated liquidity needs 12 months from the issuance of these financial statements.

The Company had expended substantial funds on its research and development activities to date and expects to increase this spending through its equity contributions to its joint venture company Enfission, LLC. The Company’s net cash used in operating activities during the three months ended March 31, 2019 was approximately $1.5 million, and current projections indicate that the Company will have continued negative cash flows for the foreseeable future. Net losses incurred for the three months ended March 31, 2019 and 2018 amounted to approximately $3.1 million and $4.7 million, respectively. As of March 31, 2019, the Company has an accumulated deficit of approximately $106.6 million, representative of recurring losses since inception. The Company has incurred recurring losses since inception because it is a development stage nuclear fuel development company. The Company expects to continue to incur losses due to the costs and expenses related to the Company’s research and development expenses and corporate general and administrative expenses.

The amount of cash and cash equivalents on the balance sheet as of the date of this filing is approximately $23 million. The Company also may consider other plans to fund operations including: (1) raising additional capital through equity issuances, debt financings or from other sources; (2) additional funding through new relationships to help fund future research and development costs (e.g., potential Department of Energy funding); and (3) other capital raises. The Company may issue securities, including common stock, preferred stock, and stock purchase contracts through private placement transactions or registered public offerings, pursuant to its registration statement on Form S-3 filed with the SEC on March 15, 2018 and declared effective on March 23, 2018. There can be no assurance as to the availability or terms upon which financing and capital might be available. The Company’s future liquidity needs, and ability to address those needs, will largely be determined by the success of the development of its nuclear fuel and key nuclear development and regulatory events and its business decisions in the future.

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

We evaluate on a quarterly basis, whether our investment accounted for under the equity method of accounting, has an other than temporary impairment (“OTTI”). An OTTI occurs when the estimated fair value of an investment is below the carrying value and the difference is determined not likely to be recoverable. This evaluation requires significant judgment regarding, but not limited to, the severity and duration of the impairment; the ability and intent to hold the security until recovery; financial condition, liquidity, and near-term prospects of the issuer; specific events; and other factors.

Basis of Consolidation

These condensed consolidated financial statements include the accounts of Lightbridge, a Nevada corporation, and our wholly-owned subsidiaries, TPI, a Delaware corporation and Lightbridge International Holding LLC, a Delaware limited liability company. All significant intercompany transactions and balances have been eliminated in consolidation. Translation gains and losses for the three months ended March 31, 2019 and 2018 were not significant.

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

The Company participates in a government-regulated industry. Our operating results are affected by a wide variety of factors including decreases in the use or public favor of nuclear power, the need for additional research and development of our metallic fuel, and our ability to protect our intellectual property. Due to these factors, we may experience substantial period-to-period fluctuations in our future operating results. Potentially, a loss of a key officer, key management, and other personnel could impair our ability to successfully execute our business strategy, particularly when these individuals have acquired specialized knowledge and skills with respect to nuclear power and our operations.

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

Cash and Cash Equivalents

The Company may at times invest its excess cash in savings accounts and US Treasury Bills. It classifies all highly liquid investments with stated maturities of three months or less from date of purchase as cash equivalents and all highly liquid investments with stated maturities of greater than three months as marketable securities. The Company holds cash balances in excess of the federally insured limits of $250,000. It deems this credit risk not to be significant as cash is held by three prominent financial institutions in 2019 and 2018. The Company buys and holds short-term US Treasury Bills from Treasury Direct to maturity. US Treasury Bills totaled approximately $10.0 million and $10.0 million at March 31, 2019 and December 31, 2018, respectively. The remaining $13.5 million and $14.6 million at March 31, 2019 and December 31, 2018, respectively, are on deposit with three notable financial institutions with substantially all of the $13.5 million with one financial institution. Total cash and cash equivalents held, as reported on the accompanying condensed consolidated balance sheets, totaled approximately $23.5 million and $24.6 million at March 31, 2019 and December 31, 2018, respectively.

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

To determine the effective conversion price, the Company first allocates the proceeds received to the convertible preferred stock and then uses those allocated proceeds to determine the effective conversion price. If the convertible instrument is issued in a basket transaction (i.e. issued along with other freestanding financial instruments), the proceeds should first be allocated to the various instruments in the basket. The intrinsic value of the conversion option should be measured using the effective conversion price for the convertible preferred stock on the proceeds allocated to that instrument. The effective conversion price represents proceeds allocable to the convertible preferred stock divided by the number of shares into which it is convertible. The effective conversion price is then compared to the per share fair value of the underlying common shares on the commitment date. The accounting for a BCF requires that the BCF be recognized by allocating the intrinsic value of the conversion option to additional paid-in capital, resulting in a discount on the convertible preferred stock. This discount should be accreted from the date on which the BCF is first recognized through the earliest conversion date for instruments that do not have a stated redemption date. The intrinsic value of the BCF is recognized as a deemed dividend on convertible preferred stock over a period specified in the guidance. In the case of both the Series A and Series B preferred shares, the holders of the shares had the right to convert beginning at the date of issuance with the result that the accretion of the related BCF was recognized immediately at issuance.

When the Company’s preferred stock has dividends that are paid-in-kind (“PIK”) (i.e. the holder is paid in additional shares or liquidation/dividend rights), and either (1) neither the Company nor the holder has the option for the dividend to be paid in cash, or (2) the PIK amounts do not accrue to the holder if the instrument is converted prior to the PIK amount otherwise being accrued or due, additional BCF is recognized as dividends accrue to the extent that the per share fair value of the underlying common shares at the commitment date exceeds the conversion price.

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

Leases — In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 amends existing lease accounting guidance and requires recognition of most lease arrangements on the balance sheet. The adoption of this standard resulted in the Company recognizing a right-of-use asset representing its rights to use the underlying asset for the lease term with an offsetting lease liability. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

ASU 2018-09, Codification Improvements — This ASU represents changes in various Subtopics to clarify, correct errors, or make minor improvements. The amendments are not expected to have a significant effect on current accounting practice. Subtopics impacted by this ASU that are relevant to the Company include Subtopic 220-10 Income Statement — Reporting Comprehensive Income-Overall, Subtopic 718-740 Compensation — Stock Compensation-Income Taxes, Subtopic 805-740 Business Combinations — Income Taxes, and Subtopic 820-10 Fair Value Measurement-Overall. Many of the amendments within this ASU do not require transition and are effective upon issuance. However, some are not effective until fiscal years beginning after December 15, 2018. The amendments within this ASU did not have a material impact on the Company’s condensed consolidated financial statements or the related footnote disclosures.

Recent Accounting Pronouncements – To Be Adopted

Intangibles, Goodwill and Other — In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, ASU 2017-04 eliminates Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, ASU 2017-04 requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019. The Company will adopt ASU 2017-04 commencing in the first quarter of fiscal 2020. The Company does not believe this standard will have a material impact on its condensed consolidated financial statements or the related footnote disclosures.

ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement — This ASU modifies the disclosure requirements on fair value measurements in Topic 820, including the removal, modification to, and addition of certain disclosure requirements. This ASU will be effective for fiscal years beginning after December 15, 2019 with early adoption permitted. The majority of the disclosure changes are to be applied on a prospective basis. Although this ASU has a significant impact to the Company’s fair value disclosures, no additional impact is expected to the Company’s condensed consolidated financial statements.

The Company does not believe that other standards, which have been issued but are not yet effective, will have a significant impact on its financial statements.

Note 2. Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period except that it does not include unvested common shares subject to repurchase or cancellation. Diluted net income per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, warrants, restricted shares, and unvested common shares subject to repurchase or cancellation. The dilutive effect of outstanding stock options, restricted shares, restricted stock units, and warrants is not reflected in diluted earnings per share because we incurred net losses for the three months ended March 31, 2019 and 2018, and the effect of including these potential common shares in the net loss per share calculations would be anti-dilutive and are therefore not included in the calculations.

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

The Company’s equity in losses in excess of its investment are accounted for under the equity method consisted of the following as of March 31, 2019 (rounded in millions):

Investment Name	Ownership Interest	Carrying Amount
Enfission, LLC	50%
Total contributions		$7.0
Less: Share of the loss in investment in Enfission		(7.1)
Equity losses in excess of investment		$(0.1)

The Company invested approximately $7.0 million in Enfission and Framatome invested approximately $2.5 million for the period from January 24, 2018 (Date of Inception of Enfission) to March 31, 2019. The cash balance in Enfission at March 31, 2019 was approximately $3.1 million. During the three months ended March 31, 2019, Enfission incurred a loss of approximately $2.0 million, and accordingly, the Company recorded its share of the loss in investment in Enfission, in accordance with the provisions in the joint venture operating agreement, of approximately $1.3 million in the accompanying condensed consolidated statement of operations. The Company’s share of the joint venture losses for the three months ended March 31, 2019 have exceeded its capital contributions by approximately $73,000 and as a result, in accordance with equity method accounting, its share of the equity losses in excess of the equity contributions made in 2019 have been recorded as investee loss in excess of investment, under the current liability section of the accompanying balance sheets.

The Company was committed to fund Enfission for its share of Enfission’s liabilities at March 31, 2019. The Company expects to continue providing additional equity contributions in 2019 and for the foreseeable future.

Summarized balance sheet information for the Company’s equity method investee Enfission as of March 31, 2019 and December 31, 2018 is presented in the following table (rounded in millions):

	March 31, 2019	December 31, 2018
Assets
Cash	$3.1	$0.7
Other current assets	0.4	0.7
Total assets	$3.5	$1.4

Liabilities and equity
Total liabilities	$3.7	$1.9
Equity	(0.2)	(0.5)
Total liabilities and equity	$3.5	$1.4

Summarized income statement information for the Company’s equity method investee Enfission is presented in the following table for the three months ended March 31, 2019 and for the period from January 24, 2018 (Date of Inception) to March 31, 2018 (rounded in millions):

	For the three Months ended March 31, 2019	For the period from January 24, 2018 (Date of Inception) to March 31, 2018
	(Unaudited)	(Unaudited)
Net sales and revenue	$0.0	$0.0
Research and development costs	1.7	0.9
Administrative expenses	0.3	0.1
Total Operating Loss	$2.0	$1.0
Loss from operations	$2.0	$1.0
Net loss	$2.0	$1.0

As of March 31, 2019 and December 31, 2018, the total receivable due from Enfission was approximately $0.4 million and $0.1 million, respectively, which represents all consulting fees Lightbridge charged to Enfission and reimbursable expenses paid by Lightbridge on Enfission’s behalf (see Note 8. Related Party Transactions). Based on an evaluation of this equity method investment, we determined that no OTTI has occurred as of March 31, 2019.

Note 4. Accounts Payable and Accrued Liabilities

Accounts payable and accrued expenses consisted of the following (rounded in millions):

	March 31,	December 31,
	2019	2018
Trade payables	$0.1	$0.1
Accrued expenses and other	0.3	0.2
Accrued bonuses	0.2	0.0
Total	$0.6	$0.3

Note 5. Commitments and Contingencies

Commitments

Operating Leases

The Company leases office space for a 12-month term with a monthly rent payment of approximately $15,000 per month for office rent. The term of the lease extends through December 31, 2019.

The future minimum lease payments required under the non-cancellable operating leases are as follows (rounded in millions):

Year ending December 31,	Amount
2019	$0.1
Total minimum payments required	$0.1

Contingency

Litigation

A former Chief Financial Officer of the Company filed a complaint against the Company with the US Occupational Safety and Health Administration on March 9, 2015. This complaint was closed and dismissed by OSHA in January 2018 without any findings against the Company. On March 14, 2018 an appeal was filed and the Company will vigorously defend this appeal and believes that this appeal hearing will not result in any findings against the Company. As of March 31, 2019 and December 31, 2018, legal fees of approximately $11,000 and $4,000 were owed, respectively, and are expected to be paid in full by the Company’s insurance carriers.

Note 6. Research and Development Costs

Lightbridge’s total corporate research and development costs, included in the caption research and development expenses in the accompanying condensed consolidated statement of operations amounted to approximately $0.9 million for each of the three months ended March 31, 2019 and 2018. See Note 8 – Related Party Transactions regarding consulting fees charged to Enfission for research and development expenses incurred by Lightbridge on behalf of Enfission.

Note 7. Stockholders’ Equity and Stock-Based Compensation

At March 31, 2019, there were 36,149,325 common shares outstanding, and there were also outstanding warrants relating to 844,337 shares of common stock, stock options relating to 5,342,192 shares of common stock, 813,624 shares of Series A convertible preferred stock convertible into 813,624 shares of common stock (plus accrued dividends of $453,597 relating to an additional 165,239 common shares), and 2,666,667 shares of Series B convertible preferred stock convertible into 2,666,667 shares of common stock (plus accrued dividends of $337,456, relating to an additional 224,970 common shares), all totaling 46,206,354 shares of common stock and all common stock equivalents, including accrued preferred stock dividends, outstanding at March 31, 2019.

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

Common Stock Equity Offerings

ATM Offering

On March 30, 2018, the Company entered into an at-the-market issuance sales agreement (“2018 ATM”) with B. Riley FBR, Inc. (the “Distribution Agent”), pursuant to which the Company could issue and sell shares of its common stock from time to time through the Distribution Agent as the Company’s sales agent. Sales of the Company’s common stock through the Distribution Agent were made by any method that is deemed to be an “at-the-market” equity offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-223674), the base prospectus filed as part of such registration statement and the prospectus supplement dated March 30, 2018, which registered the offer and sale of up to $50 million of common stock under this 2018 ATM. Effective March 29, 2019, the Company and the Distribution Agent terminated this 2018 ATM agreement.

Sales under this 2018 ATM that were made during the quarter ended March 31, 2019 were 3.3 million shares that totaled gross proceeds of approximately $2.0 million. The Company records its ATM sales on a settlement date basis. A total of 0.3 million shares sold on March 28, 2019 and March 29, 2019, for total gross proceeds of $0.2 million, were recorded with settlement dates in the first week in April 2019.

On January 24, 2018, January 26, 2018, February 7, 2018, and March 2, 2018, the Company filed prospectus supplements registering an aggregate amount of approximately $22.6 million under the prior at-the-market (“ATM”) agreement with B. Riley FBR, Inc. The Company received approximately $20.7 million of net proceeds from its ATM during the three months ended March 31, 2018 under these above-mentioned prospectus supplements.

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

The accumulated dividend (unpaid) at March 31, 2019 and December 31, 2018 was approximately $0.3 million. The liquidation preference of the Series B Preferred Stock at March 31, 2019 was approximately $4.3 million, which includes the accumulated dividend.

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

Additionally, comparison of the $1.50 conversion price of the PIK dividends to the $2.34 commitment date fair value per share indicates that each PIK dividend will accrete $0.84 of BCF as an additional deemed dividend for every $1.50 of PIK dividend accrued. Total deemed dividends for this PIK dividend as of March 31, 2019 and December 31, 2018 was approximately $0.2 million and $0.1 million dollars, respectively.

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

The accumulated dividend (unpaid) at March 31, 2019 and December 31, 2018 was approximately $0.5 million and $0.4 million, respectively. The Series A Preferred Shares outstanding as of March 31, 2019 was 813,624 shares with a liquidation preference of approximately $2.7 million, including accumulated dividends, while the Series A Preferred Shares outstanding as of December 31, 2018 was 813,624 shares with a liquidation preference of approximately $2.6 million, including accumulated dividends.

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

Additionally, comparison of the $2.7451 conversion price of the PIK dividends to the $3.315 commitment date fair value per share indicates that each PIK dividend will accrete $0.5699 of BCF as an additional deemed dividend for every $2.7451 of PIK dividend accrued. Total deemed dividends for this PIK dividend as of March 31, 2019 and December 31, 2018 was approximately $0.1 million and $0.1 million dollars, respectively.

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

Warrants

	March 31,	December 31,
Outstanding Warrants	2019	2018
Issued to Investors on October 25, 2013, entitling the holders to purchase 250,000 common shares in the Company at an exercise price of $11.50 per common share up to and including April 24, 2021. In 2016, 59,450 of these warrants were exchanged for common stock, and all remaining warrant holders agreed to new warrant terms, which excluded any potential net cash settlement provisions in exchange for a reduced exercise price of $6.25 per share.	163,986	163,986

Issued to Investors on November 17, 2014, entitling the holders to purchase 546,919 common shares in the Company at an exercise price of $11.55 per common share up to and including May 16, 2022. On June 30, 2016, the warrant holders agreed to new warrant terms, which excluded any potential net cash settlement provisions in order to classify them as equity in exchange for a reduced exercise price of $6.25 per share.	546,919	546,919

Issued to an investment bank and subsequently transferred to a principal of the investment bank regarding the Series B Preferred Stock investment on January 30, 2018, entitling the holder to purchase 133,432 common shares in the Company at an exercise price of $1.50 per share, up to and including January 30, 2021.	133,432	133,432

Total	844,337	844,337

Stock-based Compensation – Stock Options

2015 Equity Incentive Plan

On March 25, 2015, the Compensation Committee and Board of Directors approved the Lightbridge Corporation 2015 Equity Incentive Plan (the “2015 Plan”) to authorize grants of (a) Incentive Stock Options, (b) Non-qualified Stock Options, (c) Stock Appreciation Rights, (d) Restricted Awards, (e) Performance Share Awards, and (f) Performance Compensation Awards to the employees, consultants, and directors of the Company. The 2015 Plan initially authorized a total of 600,000 shares to be available for grant under the 2015 Plan, of which the amount was increased to 1,400,000 shares in May 2016, 2,900,000 shares in May 2017, and 6,300,000 shares in May 2018.

Total stock options outstanding at March 31, 2019 and December 31, 2018 under the 2006 Stock Plan and 2015 Plan were 5,342,192 and 5,604,154, of which 3,673,176 and 3,935,138 of these options were vested at March 31, 2019 and December 31, 2018, respectively.

The components of stock-based compensation expense included in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018 are as follows:

	Three Months ended March 31,
	2019	2018

Research and development expenses	$170,134	$503,217
General and administrative expenses	164,879	769,818
Total stock-based compensation expense	$335,013	$1,273,035

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

Stock option transactions to the employees, directors and consultants are summarized as follows for the three months ended March 31, 2019:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Beginning of the period	5,604,154	$2.72	$1.96
Granted	-	-	-
Exercised	-	-	-
Forfeited	(215,598)	2.44	1.75
Expired	(46,364)	19.10	18.47
End of the period	5,342,192	$2.59	$1.82

Options exercisable	3,673,176	$3.36	$2.34

Stock option transactions of the employees, directors, and consultants are summarized as follows for the year ended December 31, 2018:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Beginning of the year	3,976,884	$3.58	$2.49
Granted	1,784,455	0.90	0.70
Exercised	-	-	-
Forfeited	(143,980)	1.10	0.83
Expired	(13,205)	30.60	21.13
End of the year	5,604,154	$2.72	$1.96

Options exercisable	3,935,138	$3.50	$2.49

A summary of the status of the Company’s non-vested options as of March 31, 2019 and December 31, 2018, and changes during the year ended December 31, 2018 and the three months ended March 31, 2019, is presented below:

	Shares	Weighted- Average Fair Value Grant Date	Weighted Average Exercise Price

Non-vested – December 31, 2017	1,542,736	$1.10	$1.58
Granted	1,784,455	0.70	0.90
Vested	(1,514,195)	1.27	1.58
Forfeited	(143,980)	0.83	1.10
Non-vested – December 31, 2018	1,669,016	$0.54	$0.91

Granted	-	-	-
Vested	-	-	-
Forfeited	-	-	-
Non-vested – March 31, 2019	1,669,016	$0.54	$0.91

The above tables include options issued and outstanding as of March 31, 2019 as follows:

i)	A total of 64,677 non-qualified 10-year options have been issued, and are outstanding, to advisory board members at exercise prices of $1.05 to $28.05 per share.

ii)

A total of 4,801,248 incentive stock options and non-qualified 5-10 year options have been issued, and are outstanding, to the directors, officers, and employees at exercise prices of $0.90 to $43.25 per share. From this total, 1,409,248 options are outstanding to the Chief Executive Officer, who is also a director, with remaining contractual lives of 0.1 years to 9.4 years. All other options issued to directors, officers, and employees have a remaining contractual life ranging from 0.1 years to 9.4 years.

iii)	A total of 476,267 non-qualified 3-10-year options have been issued, and are outstanding, to consultants at exercise prices of $0.90 to $43.25 per share.

As of March 31, 2019, there was approximately $0.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of approximately 0.41 years. For stock options outstanding at March 31, 2019, the intrinsic value was approximately $0. For stock options outstanding at December 31, 2018, the intrinsic value was approximately $0 million.

The following table provides certain information with respect to the above-referenced stock options that were outstanding and exercisable at March 31, 2019:

	Stock Options Outstanding			Stock Options Vested
	Weighted			Weighted
	Average			Average
	Remaining		Weighted	Remaining		Weighted
	Contractual	Number	Average	Contractual	Number	Average
	Life	of	Exercise	Life	of	Exercise
Exercise Prices	-Years	Awards	Price	-Years	Awards	Price

$0.90-$1.04	9.35	1,616,402	$0.90	-	-	$-
$1.05-$2.00	8.32	2,397,193	$1.18	8.31	2,344,579	$1.19
$2.01-$6.00	6.61	787,760	$4.59	6.61	787,760	$4.59
$6.01-$20.00	3.95	465,850	$7.49	3.95	465,850	$7.49
$20.01-$43.25	0.79	74,987	$32.87	0.79	74,987	$32.87
Total	7.89	5,342,192	$2.59	7.24	3,673,176	$3.36

The following table provides certain information with respect to the above-referenced stock options that were outstanding and exercisable at December 31, 2018:

	Stock Options Outstanding			Stock Options Vested
	Weighted			Weighted
	Average			Average
	Remaining		Weighted	Remaining		Weighted
	Contractual	Number	Average	Contractual	Number	Average
	Life	of	Exercise	Life	of	Exercise
Exercise Prices	-Years	Awards	Price	-Years	Awards	Price

$0.90-$1.04	9.60	1,616,402	$0.90	—	-	$—
$1.05-$2.00	8.57	2,560,330	$1.18	8.56	2,507,716	$1.18
$2.01-$6.00	6.86	813,583	$4.59	6.86	813,583	$4.59
$6.01-$20.00	4.16	501,334	$7.48	4.16	501,334	$7.48
$20.01-$43.25	0.72	112,505	$29.46	0.72	112,505	$29.46
Total	8.07	5,604,154	$2.72	7.42	3,935,138	$3.50

Note 8. Related Party Transactions

The Company invested approximately $1.4 million in Enfission during the quarter ended March 31, 2019. The total administrative consulting services was $100,000 for the quarter ended March 31, 2019. This $100,000 amount charged to Enfission was recorded as a $50,000 reduction of general and administrative expenses and a $50,000 reduction of research and development expenses.

The Company also provided research and development consulting services and management services to Enfission. The total consulting services was $0.4 million for each of the quarters ended March 31, 2019 and 2018, recorded under the caption “Other income from joint venture” in the accompanying condensed consolidated statement of operations. As of March 31, 2019 and December 31, 2018, the total receivable due from Enfission was approximately $0.4 million and $0.1 million, respectively, which represents all consulting fees Lightbridge charged to Enfission and reimbursable expenses paid by Lightbridge on Enfission’s behalf.

Note 9. Subsequent Events

Series A Preferred Stock Conversion

On April 16, 2019, an investor converted 27,747 Series A Preferred Shares into the 33,383 common shares issued as payment of the dividend leaving 785,877 Series A Preferred Shares outstanding with a liquidation preference of $2.6 million at April 30, 2019.

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

You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, as well as assumptions that if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties, among others, include:

•	our ability to commercialize our nuclear fuel technology, including risks related to the design and testing of nuclear fuel incorporating our technology;

•	the realization of expected benefits from our joint venture with Framatome Inc. (Enfission, LLC), and our future collaboration with Framatome;

•	our ability to attract new customers;

•	our ability to employ and retain qualified employees and consultants that have experience in the nuclear industry;

•	competition and competitive factors in the markets in which we compete;

•	public perception of nuclear energy generally;

•	changes in laws, rules, and regulations governing our business;

•	development and utilization of, and challenges to, our intellectual property;

•	potential and contingent liabilities; and

•	the other risks identified in Part II, Item 1A, Risk Factors included herein and in our Form 10-K filing.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is intended to help the reader understand Lightbridge Corporation, our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes thereto contained in Part I, Item 1 of this report.

This MD&A consists of the following sections:

•	Overview of Our Business and recent developments — a general overview of our business and updates;

•	Critical Accounting Policies and Estimates — a discussion of accounting policies that require critical judgments and estimates;

•	Operations Review — an analysis of our condensed consolidated results of operations for the two years presented in our condensed consolidated financial statements; and

•	Liquidity, Capital Resources, and Financial Position — an analysis of our cash flows, and an overview of our financial position.

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

Enfission, LLC

On January 24, 2018 we formed Enfission, LLC (“Enfission”), a 50/50 joint venture with Framatome Inc., to develop, license, manufacture, and sell nuclear fuel assemblies based on Lightbridge-designed metallic fuel technology and other advanced nuclear fuel intellectual property. Framatome Inc. is a wholly-owned US subsidiary of Framatome, which we refer to individually or collectively in this report, together with their affiliates, as Framatome. Framatome is a global leader in designing, manufacturing, and installing components and fuel for nuclear power plants, and Framatome offers a full range of reactor services.

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

Lightbridge and Enfission’s principal executive offices are located at 11710 Plaza America Drive, Suite 2000, Reston, Virginia 20190 USA.

Nuclear Power as Clean and Low Carbon Emissions Energy Source

Nuclear power provides clean, reliable baseload electricity. According to the World Nuclear Association (WNA), nuclear power plants produce no greenhouse gas emissions during operation, and over the course of its life-cycle, nuclear produces about the same amount of CO2 equivalent emissions per unit of electricity as wind. The WNA further notes that almost all proposed pathways to achieving significant decarbonization suggest an increased role for nuclear power, including those published by the International Energy Agency, Massachusetts Institute of Technology Energy Initiative, US Energy Information Administration, and World Energy Council.

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

Recent Research and Development Advancements

1. Fabrication:

•	Fabricated and characterized uranium-zirconium samples using powder and casting routes at University of Lille.

•	Preliminary inspection strategy for Lightbridge Fuel™ rods developed.

•	CERCA, a Framatome R&D workshop facility, construction has been completed; preparations for commissioning are underway

2. Fuel Design:

•	Completed a neutronic assessment of various burnable absorbers for Lightbridge Fuel™ rods.

•	3-D printed heater rod segments delivered for Critical Heat Flux (CHF) test and hardware preparation.

•	Completed additional APOLLO-2a modifications, a neutronics code; modifications will model the shroud and corner structure elements within the Lightbridge Fuel™ assembly.

3. Regulatory Licensing:

•	Completed study of building to building interaction for proposed Enfission Production Facility in Richland, Washington.

•	Continued development of licensing requirements for lead test rod demonstration.

Near-term fuel development milestones:

•	2019: Demonstrate fabrication of full length co-extruded rods using surrogate materials.

•	2019: Enter into an agreement to manufacture material samples for test reactor irradiation.

•	2019-2020: Enter into a Lead Test Rod agreement with a US electric utility.

Anticipated Schedule for Development and Sale of Nuclear Fuel Assemblies

Set forth below is our anticipated schedule for Enfission’s development and sale of nuclear fuel assemblies. Please see Item 1A, Risk Factors in our Annual Report on Form 10-K filed on March 29, 2019 for a discussion of certain risks that may delay or impair the commercialization of nuclear fuel assemblies incorporating our nuclear fuel technology. Based on our current expectations and subject to the availability of financing, we anticipate that, either directly or through Enfission, we will:

•	Place purchase orders for procurement of long lead time equipment items in 2020-2021;

•	Enter into a Lead Test Assembly agreement with a host reactor in 2020-2022;

•	Start test reactor irradiation of material samples in 2020-2022;

•	Perform out-of-reactor corrosion experiments in 2020-2022;

•	Start Lead Test Rod operation in a United States commercial reactor in 2022-2024;

•	Establish a pilot-scale fuel fabrication facility for Lead Test Assemblies in 2022-2024; and

•	Begin Lead Test Assembly operation in a commercial nuclear power plant in 2024-2026.

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

The Company plans to conduct the initial testing and demonstration of its advanced metallic nuclear fuel in the United States.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make a variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. For a discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our financial statements, please see “Critical Accounting Policies and Estimates” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed on March 29, 2019. There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2019.

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

Recent Accounting Standards and Pronouncements

Refer to Note 1 of the Notes to our condensed consolidated financial statements (unaudited) for a discussion of recent accounting standards and pronouncements.

OPERATIONS REVIEW

Financial information is included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

We currently expect to invest a total of $12 million to $15 million in the development of our nuclear fuel products, including corporate research and development expenditures, over the next 12 to 15 months.

Condensed Consolidated Results of Operations – Three Months Ended March 31, 2019 and 2018

The following table presents our historical operating results and the increase (decrease) in amounts for the periods indicated:

	Three Months Ended		Increase	Increase
	March 31,		(Decrease)	(Decrease)
	2019	2018	Change $	Change %

Operating Expenses
General and administrative	$1,357,762	$2,223,590	$(865,828)	-39%
Research and development expenses	$922,235	$911,034	$11,201	1%
Total Costs and Expenses	$2,279,997	$3,134,624	$(854,627)	-27%

Other Operating Income and (Expenses)
Other income from joint venture	$355,281	$400,343	$(45,062)	-11%
Equity in loss from joint venture	$(1,295,032)	$(1,028,327)	$(266,705)	26%
Total Other Operating (Expenses)	$(939,751)	$(627,984)	$(311,767)	50%

Total Operating Loss	$(3,219,748)	$(3,762,608)	$(542,860)	-14%

Other Income and (Expenses)	$109,221	$(958,879)	$(1,068,100)	-111%

Net loss - before income taxes	$(3,110,527)	$(4,721,487)	$(1,610,960)	-34%

Net loss	$(3,110,527)	$(4,721,487)	$(1,610,960)	-34%

Revenue

The market for nuclear industry consulting services is competitive, fragmented, and subject to rapid change. Our main business is developing our nuclear fuel. We may pursue some consulting services opportunities in the future, but we have further increased the focus and resources of the Company to the fuel division and away from consulting. There was no revenue for the three months ended March 31, 2019 and 2018.

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

Total general and administrative expenses decreased by approximately $0.9 million for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018.

There was a decrease in stock-based compensation of approximately $0.6 million, a decrease in professional fees of approximately $0.4 million, which was offset by an increase in employee compensation and employee benefits of $0.1 million. Total stock-based compensation included in general and administrative expenses was approximately $0.2 million and $0.8 million for the three months ended March 31, 2019 and 2018, respectively.

See Note 7. Stockholders’ Equity and Stock-Based Compensation of the Notes to our condensed consolidated financial statements (unaudited) included in this Quarterly Report on Form 10-Q for more information regarding our stock-based compensation.

Research and Development

Research and development expenses consist primarily of compensation and related fringe benefits including stock-based compensation and related allocable overhead costs for the research and development of our fuel, including work performed and billed to our Enfission joint venture. Total research and development expenses were $0.9 million for the three months ended March 31, 2019 and 2018.

There was a decrease in stock-based compensation of approximately $0.3 million, which was offset by an increase in professional fees primarily related to our Enfission joint venture of approximately $0.2 million, and an increase in employee compensation and employee benefits in supporting research and development activities for Enfission of approximately $0.1 million. Total stock-based compensation included in research and development expenses was approximately $0.2 million and $0.5 million for the three months ended March 31, 2019 and 2018, respectively.

Primarily all of our above reported research and development activities were conducted in the United States and France. We expense research and development costs as they are incurred. Research and development expenses, including our investment in the Enfission joint venture, may increase in dollar amount because we expect to invest $12 million to $15 million in the development of our nuclear fuel products over the next 12 to 15 months. Due to the nature of these research and development expenditures, cost and schedule estimates are inherently uncertain and can vary significantly as new information and the outcome of these research and development activities become available.

Other Operating Income and (Loss) – Related Party

Reported in other operating income is other income for activities performed by our employees and consultants billed to the Enfission joint venture for research and development work. Total other income from these activities was approximately $0.4 million for each of the three months ended March 31, 2019 and 2018. As of March 31, 2019, approximately 74% of the total Enfission cash inflow or capital contributions into Enfission were funded by Lightbridge and the remaining 26% was funded as capital contributions into Enfission from Framatome. Equity in loss from joint venture consists of our share of the allocated loss in Enfission. Equity in loss from joint venture for the three months ended March 31, 2019 and 2018 were $1.3 million and $1.0 million, respectively, which consists of our share of the allocated loss in Enfission. The increase in share of loss was due to more research and development expenses incurred by Enfission.

Other Income (Expenses)

There was a net decrease in other expenses of approximately $(1.1) million. This change was due to a decrease in amortization of deferred financing costs of approximately $1.0 million due to the write-off of the deferred financing costs in the first quarter of 2018 for the expired equity line option agreement, and an increase of $0.1 million in interest income generated from the interest earned from the purchase of treasury bills and from our bank savings account for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018.

Provision for Income Taxes

We incurred a pre-tax net loss for both 2019 and 2018. We reviewed all sources of income for purposes of recognizing the deferred tax assets and concluded a full valuation allowance for 2019 and 2018 was necessary. Therefore, we did not have a provision for taxes for the three months ended March 31, 2019 and 2018.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

At March 31, 2019, we had cash and cash equivalents of approximately $23.5 million, as compared to approximately $24.6 million at December 31, 2018, a $1.1 million decrease in cash and cash equivalents. The cash inflow resulted from net proceeds from the sale of approximately $2.0 million of common stock during the three months ended March 31, 2019. This cash inflow was offset by net cash used in operating activities of approximately $1.5 million and our cash used in investing activities for our capital investment in Enfission and patent filing costs of approximately $1.6 million. We used cash during the three months ended March 31, 2019 primarily to fund our research and development expenses and general and administrative expenses. We did not have any consulting revenue for the three months ended March 31, 2019 and presently do not expect to have consulting revenue for the next 12 months.

We currently project a cash flow shortfall averaging approximately $0.8 million per month for our general and administrative and corporate research and development expenses for total expected expenditures of approximately $9.3 million for the next 12 months. We currently anticipate the amount of cash outlays to Enfission and third parties for research and development expenditures and equipment purchases of approximately $6 million, for the next 12 months. Total current estimated amount of cash outlays and expenditures for the next 12 months is approximately $16 million. The Company believes that its current financial resources, as of the date of the issuance of these financial statements, are sufficient to fund its current 12 month operating budget, alleviating the substantial doubt raised by our historical operating results and satisfying our estimated liquidity needs 12 months from the issuance of these financial statements.

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

We will need to raise additional capital in 2019 to fund our overall corporate and research and development activities for future operations in 2020 and beyond, which may involve offerings of equity or debt securities, securing financing through one or more banks or entering into strategic alliances with other parties.

See Note 7. Stockholders’ Equity and Stock-Based Compensation of the Notes to our condensed consolidated financial statements (unaudited) included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding our prior financings.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of March 31, 2019 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors from the risk factors previously disclosed in the 2018 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS

On April 16, 2019, the holders of the Series A Preferred Shares converted 27,747 preferred shares into 33,383 common shares. The issuance of the common stock was exempt from registration under the Securities Act of 1933, as amended, pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act.

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

The Company did not regain compliance by May 6, 2019, and the Company was provided an additional 180-day compliance period on May 7, 2019 as the Company demonstrated that it meets the applicable market value of publicly held shares requirement for continued listing and all other applicable standards for initial listing on the Nasdaq Capital Market, with the exception of the bid price requirement, and provided written notice of its intention to cure the minimum bid price deficiency during the second grace period, including by implementation of a reverse stock split, if necessary. If the Company fails to regain compliance during the second grace period, the Company’s stock will be subject to delisting by Nasdaq.

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

LIGHTBRIDGE CORPORATION

Date: May 10, 2019	By:	/s/ Seth Grae
	Name:	Seth Grae
	Title:	President, Chief Executive Officer and
Director
(Principal Executive Officer)

	By:	/s/ Larry Goldman
	Name:	Larry Goldman
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

