Form 10-Q
period 2019-06-30
LIGHTBRIDGE Corp
filed 2019-08-08
CIK 1084554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the issuer’s common stock, as of July 17, 2019 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	37,897,414

LIGHTBRIDGE CORPORATION

Form 10-Q

JUNE 30, 2019

PART I—FINANCIAL INFORMATION

Lightbridge Corporation

Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2019	2018

Current Assets
Cash and cash equivalents	$20,975,684	$24,637,295
Other receivable from joint venture	507,274	93,253
Prepaid expenses and other current assets	154,804	36,745
Total Current Assets	21,637,762	24,767,293

Investment in Joint Venture	64,387	—
Patent costs	1,706,192	1,577,421
Total Assets	$23,408,341	$26,344,714

Current Liabilities
Accounts payable and accrued liabilities	$468,706	$258,056
Investee losses in excess of investment	—	218,263
Total Current Liabilities	468,706	476,319

Commitments and contingencies – (Note 5)

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 authorized shares:
Convertible Series A preferred shares, 785,877 shares and 813,624 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively (liquidation preference $2,641,239 and $2,640,862 at June 30, 2019 and December 31, 2018, respectively)	785	813
Convertible Series B preferred shares, 2,666,667 shares issued and outstanding at June 30, 2019 and December 31, 2018 (liquidation preference $4,413,361 and $4,262,855 at June 30, 2019 and December 31, 2018, respectively)	2,667	2,667
Common stock, $0.001 par value, 100,000,000 authorized, 37,605,914 shares and 32,862,090 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	37,606	32,863
Additional paid-in capital	132,813,643	129,329,674
Accumulated deficit	(109,915,066)	(103,497,622)
Total Stockholders’ Equity	22,939,635	25,868,395
Total Liabilities and Stockholders’ Equity	$23,408,341	$26,344,714

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Lightbridge Corporation

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue	$—	$—	$—	$—

Operating Expenses
General and administrative	1,230,154	1,453,030	2,587,916	3,676,620
Research and development	545,118	538,031	1,467,353	1,449,065
Total Operating Expenses	1,775,272	1,991,061	4,055,269	5,125,685

Other Operating Income and (Loss)
Other income from joint venture	305,375	187,031	660,656	587,374
Equity in loss from joint venture	(1,962,318)	(1,773,445)	(3,257,350)	(2,801,772)
Total Other Operating Income and (Loss)	(1,656,943)	(1,586,414)	(2,596,694)	(2,214,398)
Operating Loss	(3,432,215)	(3,577,475)	(6,651,963)	(7,340,083)

Other Income and (Expenses)
Interest income	125,298	60,462	234,519	84,019
Financing costs	—	—	—	(982,436)
Total Other Income and (Expenses)	125,298	60,462	234,519	(898,417)

Loss before income taxes	(3,306,917)	(3,517,013)	(6,417,444)	(8,238,500)
Income taxes	—	—	—	—
Net loss	$(3,306,917)	$(3,517,013)	$(6,417,444)	$(8,238,500)

Accumulated preferred stock dividend	(121,703)	(119,000)	(242,518)	(214,667)
Deemed additional dividend on preferred stock dividend due the beneficial conversion feature	(51,814)	(49,373)	(103,185)	(85,680)
Deemed dividend on issuance on Series B convertible preferred stock due to beneficial conversion feature	—	—	—	(2,624,836)
Net loss attributable to common stockholders	(3,480,434)	(3,685,386)	(6,763,147)	(11,163,683)
Net Loss Per Common Share, Basic and Diluted	$(0.09)	$(0.14)	$(0.19)	$(0.50)
Weighted Average Number of Common Shares Outstanding	36,774,571	25,702,352	35,708,731	22,484,840

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Lightbridge Corporation

Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2019	2018
Operating Activities
Net Loss	$(6,417,444)	$(8,238,500)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock-based compensation	572,285	1,421,745
Write off of deferred financing costs	—	982,436
Equity in loss from joint venture	3,257,350	2,801,772
Changes in operating working capital items:
Accounts receivable - fees and reimbursable project costs	—	10,400
Other receivable from joint venture	(414,021)	(414,957)
Prepaid expenses and other current assets	(118,059)	(37,794)
Accounts payable and accrued liabilities	210,650	254,131
Net Cash Used in Operating Activities	(2,909,239)	(3,220,767)

Investing Activities
Investment in joint venture	(3,540,000)	(5,217,000)
Patent costs	(128,771)	(138,980)
Net Cash Used in Investing Activities	(3,668,771)	(5,355,980)

Financing Activities
Net proceeds from the issuance of common stock	2,916,399	25,868,716
Net proceeds from the issuance of preferred stock	—	3,900,001
Net Cash Provided by Financing Activities	2,916,399	29,768,717

Net (Decrease) Increase in Cash and Cash Equivalents	(3,661,611)	21,191,970

Cash and Cash Equivalents, Beginning of Period	24,637,295	4,515,398

Cash and Cash Equivalents, End of Period	$20,975,684	$25,707,368

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period:
Interest paid	$—	$—
Income taxes paid	$—	$—
Non-Cash Financing Activity:
Deemed dividend on issuance Series B convertible preferred stock due to beneficial conversion feature	$—	$2,624,836
Accumulated preferred stock dividend	$345,703	$214,667
Conversion of Series A convertible preferred stock to common stock and payment of paid-in-kind dividends to Series A preferred stockholder	$91,635	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Lightbridge Corporation

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Series A		Series B				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2018	1,020,000	$1,020	-	$-	12,737,703	$12,738	$93,602,539	$(87,821,514)	$5,794,783

Issuance of Preferred Stock	—	—	2,666,667	2,667	—	—	3,897,334	—	3,900,001
Shares issued - registered offerings – net of offering costs	—	—	—	—	10,693,535	10,694	20,711,521	—	20,722,215
Cashless exercise of stock warrants	—	—	—	—	496,644	496	(496)	—	—
Stock-based compensation			—	—	—	—	1,273,035	—	1,273,035
Net loss for the three months ended March 31, 2018	—	—	—	—	—	—	—	(4,721,487)	(4,721,487)
Balance – March 31, 2018	1,020,000	$1,020	2,666,667	$2,667	23,927,882	$23,928	$119,483,933	$(92,543,001)	$26,968,547

Shares issued - registered offerings – net of offering costs	—	—	—	—	4,568,993	4,569	5,141,932	—	5,146,501
Stock-based compensation	—	—	—	—	—	—	148,710	—	148,710
Conversion for payment of dividends, 111,260 preferred stock converted to 124,882 Common stock	(111,260)	(111)	—	—	—	—	111	—	—
Shares issued in payment of dividend	—	—	—	—	124,883	125	(125)	—	—
Net loss for the three months ended June 30, 2018	—	—	—	—	—	—	—	(3,517,013)	(3,517,013)
Balance – June 30, 2018	908,740	$909	2,666,667	$2,667	28,621,758	$28,622	$124,774,561	$(96,060,014)	$28,746,745

Shares issued - registered offerings – net of offering costs	—	—	—	—	1,767,918	1,767	1,730,192	—	1,731,959
Stock-based compensation	—	—	—	—	—	—	529,649	—	529,649
Conversion 95,116 preferred Shares converted to 110,530 shares of Common Shares	(95,116)	(95)	—	—	110,530	111	(16)	—	—
Shares issued in payment of dividend	—	(1)	—	—	729	1	—	—	—
Net loss for the three months ended September 30, 2018	—	—	—	—	—	—	—	(4,214,586)	(4,214,586)
Balance – September 30, 2018	813,624	$813	2,666,667	$2,667	30,500,935	$30,501	$127,034,386	$(100,274,600)	$26,793,767

	Series A		Series B				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Shares issued - registered offerings – net of offering costs	—	—	—	—	2,361,155	2,362	1,866,777	—	1,869,139
Stock-based compensation	—	—	—	—	—	—	428,511	—	428,511
Net loss for the three months ended December 31, 2018	—	—	—	—	—	—	—	(3,223,022)	(3,223,022)
Balance – December 31, 2018	813,624	$813	2,666,667	$2,667	32,862,090	$32,863	$129,329,674	$(103,497,622)	$25,868,395

Shares issued - registered offerings – net of offering costs	—	—	—	—	3,287,235	3,286	1,983,199	—	1,986,485
Stock-based compensation	—	—	—	—	—	—	335,013	—	335,013
Net loss for the three months ended March 31, 2019	—	—	—	—	—	—	—	(3,110,527)	(3,110,527)

Balance – March 31, 2019	813,624	$813	2,666,667	$2,667	36,149,325	$36,149	$131,647,886	$(106,608,149)	$25,079,366

Conversion 27,747 Preferred Shares converted to 33,383 shares of Common Shares	(27,747)	(28)	—	—	33,383	34	(6)	—	—
Shares issued - registered offerings – net of offering costs	—	—	—	—	1,423,206	1,423	928,491	—	929,914
Stock-based compensation	—	—	—	—	—	—	237,272	—	237,272
Net loss for the three months ended June 30, 2019	—	—	—	—	—	—	—	(3,306,917)	(3,306,917)

Balance – June 30, 2019	785,877	$785	2,666,667	$2,667	37,605,914	$37,606	$132,813,643	$(109,915,066)	$22,939,635

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

At June 30, 2019, the Company had approximately $21.0 million in cash and had a working capital surplus of approximately $21.2 million. The Company believes that its current financial resources, as of the date of the issuance of these financial statements, are sufficient to fund its current 12 month operating budget, alleviating the substantial doubt raised by our historical operating results and satisfying our estimated liquidity needs 12 months from the issuance of these financial statements.

The Company has expended substantial funds on its research and development activities to date and currently expects to continue this spending through its equity contributions to its joint venture company, Enfission, LLC. The Company’s net cash used in operating activities during the six months ended June 30, 2019 was approximately $2.9 million, and the Company will have continued negative cash flows for the foreseeable future. Net losses incurred for the six months ended June 30, 2019 and 2018 amounted to approximately $6.4 million and $8.2 million, respectively. As of June 30, 2019, the Company has an accumulated deficit of approximately $109.9 million, representative of recurring losses since inception. The Company has incurred recurring losses since inception because it is a development stage nuclear fuel development company. The Company expects to continue to incur losses due to future costs and expenses related to the Company’s research and development expenses and general and administrative expenses.

The amount of cash and cash equivalents on the balance sheet as of the date of this filing is approximately $21 million. The Company also may consider other plans to fund operations including: (1) raising additional capital through equity issuances, debt financings or from other sources; (2) additional funding through new relationships to help fund future research and development costs (e.g., potential future Department of Energy (DOE) funding); and (3) other capital raises. The Company may issue securities, including common stock, preferred stock, and stock purchase contracts through private placement transactions or registered public offerings, pursuant to its registration statement on Form S-3 filed with the SEC on March 15, 2018 and declared effective on March 23, 2018. There can be no assurance as to the availability or terms upon which financing and capital might be available. The Company’s future liquidity needs, and ability to address those needs, will largely be determined by the success of the development of its nuclear fuel, key nuclear development and regulatory events and its business decisions in the future.

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

Management has determined that its investment in Enfission should be accounted for under the equity method of accounting. Under the equity method of accounting, an investee company’s accounts are not reflected within the Company’s condensed consolidated balance sheets and condensed consolidated statements of operations; however, the Company’s share of the losses of the investee company is reported in the “Equity in loss from joint venture” line item in the condensed consolidated statements of operations, and the Company’s carrying value in an equity method investee company is reported in the “Investment in joint venture” or “Investee losses in excess of investment” line item in the condensed consolidated balance sheets.

The Company allocates income or loss utilizing the hypothetical liquidation book value (“HLBV”) method, based on the change in each JV member’s claim on the net assets of the JV’s operating agreement at period end after adjusting for any distributions or contributions made during such period. The Company uses this method because of the difference between the distribution rights and priorities set forth in the Enfission operating agreement and what is reflected by the underlying percentage ownership interests of the Joint Venture.

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

Basis of Consolidation

These condensed consolidated financial statements include the accounts of Lightbridge, a Nevada corporation, and our wholly-owned subsidiaries, TPI, a Delaware corporation and Lightbridge International Holding LLC, a Delaware limited liability company. These wholly-owned subsidiaries are inactive. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Certain Risks, Uncertainties and Concentrations

The Company is an early stage company and will need additional funding by way of strategic alliances, government grants, further offerings of equity securities, an offering of debt securities, or a financing through a bank in order to support the remaining research and development activities required to further enhance and complete the development of our fuel products to a commercial stage.

The Company participates in a government-regulated industry. Our operating results are affected by a wide variety of factors including decreases in the use or public favor of nuclear power, the need for additional research and development of our metallic fuel, our joint venture operations within Enfission, and our ability to protect our intellectual property. Due to these factors and potentially other factors, we may experience substantial period-to-period fluctuations in our future operating results. Potentially, a loss of a key officer, key management, and other personnel could impair our ability to successfully execute our business strategy, particularly when these individuals have acquired specialized knowledge and skills with respect to nuclear power and our operations.

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

Cash and Cash Equivalents

The Company may at times invest its excess cash in savings accounts and US Treasury Bills. It classifies all highly liquid investments with stated maturities of three months or less from date of purchase as cash equivalents and all highly liquid investments with stated maturities of greater than three months as marketable securities. The Company holds cash balances in excess of the federally insured limits of $250,000. It deems this credit risk not to be significant as cash is held by three prominent financial institutions in 2019 and 2018. The Company buys and holds short-term US Treasury Bills from Treasury Direct to maturity. US Treasury Bills totaled approximately $10.0 million at June 30, 2019 and December 31, 2018. The remaining $11.0 million and $14.6 million at June 30, 2019 and December 31, 2018, respectively, are on deposit with three notable financial institutions with substantially all of the $11.0 million and $14.6 million with one financial institution. Total cash and cash equivalents held, as reported on the accompanying condensed consolidated balance sheets, totaled approximately $21.0 million and $24.6 million at June 30, 2019 and December 31, 2018, respectively.

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

Leases — In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 amends existing lease accounting guidance and requires recognition of most lease arrangements on the balance sheet. The adoption of this standard did not result in the Company recognizing a right-of-use asset representing its rights to use the underlying asset for the lease term with an offsetting lease liability. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The adoption of this standard does not currently have a material impact on the Company’s financial position, results of operations or cash flows.

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

ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement — This ASU modifies the disclosure requirements on fair value measurements in Topic 820, including the removal, modification to, and addition of certain disclosure requirements. This ASU will be effective for fiscal years beginning after December 15, 2019 with early adoption permitted. The majority of the disclosure changes are to be applied on a prospective basis. This ASU did not have a significant impact on the Company’s fair value disclosures and no future impact is expected to the Company’s condensed consolidated financial statements.

The Company does not believe that other standards, which have been issued but are not yet effective, will have a significant impact on its financial statements.

Note 2. Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period except that it does not include unvested common shares subject to repurchase or cancellation. Diluted net income per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, warrants, restricted shares, and unvested common shares subject to repurchase or cancellation. The dilutive effect of outstanding stock options, restricted shares, restricted stock units, and warrants is not reflected in diluted earnings per share because we incurred net losses for the three months and six months ended June 30, 2019 and 2018, and the effect of including these potential common shares in the net loss per share calculations would be anti-dilutive and are therefore not included in the calculations.

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

The Company’s equity in losses in excess of its investment are accounted for under the equity method consisted of the following as of June 30, 2019 (rounded in millions):

Investment Name	Ownership Interest	Carrying Amount
Enfission, LLC	50%
Total contributions		$9.1
Less: Share of the loss in investment in Enfission		(9.0)
Total - Equity Method Investment		$0.1

The Company invested approximately $9.1 million in Enfission and Framatome invested approximately $2.9 million of equity for the period from January 24, 2018 (Date of Inception of Enfission) to June 30, 2019. The cash balance in Enfission at June 30, 2019 was approximately $1.5 million. During the six months ended June 30, 2019, Enfission incurred a loss of approximately $4.5 million, and accordingly, the Company recorded its share of the loss in investment in Enfission, in accordance with the provisions in the joint venture operating agreement, of approximately $3.3 million in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2019.

The Company was committed to fund Enfission for its share of Enfission’s liabilities at June 30, 2019. The Company currently expects to continue providing additional equity contributions in 2019 and for the foreseeable future.

Summarized balance sheet information for the Company’s equity method investee Enfission as of June 30, 2019 and December 31, 2018 is presented in the following table (rounded in millions):

	June 30, 2019	December 31, 2018
Assets
Cash	$1.5	$0.7
Other current assets	0.8	0.7
Total assets	$2.3	$1.4

Liabilities and equity
Total liabilities	$2.5	$1.9
Equity	(0.2)	(0.5)
Total liabilities and equity	$2.3	$1.4

Summarized income statement information for the Company’s equity method investee Enfission is presented in the following table for the six months ended June 30, 2019 and for the period from January 24, 2018 (Date of Inception) to June 30, 2018 (rounded in millions):

	For the Six Months Ended June 30, 2019	For the period from January 24, 2018 (Date of Inception) to June 30, 2018
Net sales and revenue	$0.0	$0.0
Research and development costs	3.8	2.3
Administrative expenses	0.7	0.5
Total Operating Loss	$4.5	$2.8
Loss from operations	$4.5	$2.8
Net loss	$4.5	$2.8

As of June 30, 2019, and December 31, 2018, the total receivable due from Enfission was approximately $0.5 million and $0.1 million, respectively, which represents consulting fees Lightbridge charged to Enfission and reimbursable expenses paid by Lightbridge on Enfission’s behalf (see Note 8. Related Party Transactions). Based on an evaluation of this equity method investment, we determined that no OTTI has occurred as of June 30, 2019.

Note 4. Accounts Payable and Accrued Liabilities

Accounts payable and accrued expenses consisted of the following (rounded in millions):

	June 30,	December 31,
	2019	2018
Trade payables	$0.1	$0.1
Accrued expenses and other	0.2	0.2
Accrued bonuses	0.2	0.0
Total	$0.5	$0.3

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

Contingency

Litigation

A former Chief Financial Officer of the Company filed a complaint against the Company with the US Occupational Safety and Health Administration on March 9, 2015. This complaint was closed and dismissed by OSHA in January 2018 without any findings against the Company. On March 14, 2018 an appeal was filed, and the Company will vigorously defend this appeal and believes that this appeal hearing will not result in any findings against the Company. As of June 30, 2019, and December 31, 2018, legal fees of approximately $16,000 and $4,000 were owed, respectively, and are expected to be paid in full by the Company’s insurance carriers.

Note 6. Research and Development Costs

Lightbridge’s total corporate research and development costs, included in the caption research and development expenses in the accompanying condensed consolidated statement of operations amounted to approximately $0.5 million for each of the three months ended June 30, 2019 and 2018 and approximately $1.5 million and $1.4 million for the six months ended June 30, 2019 and 2018, respectively. See Note 8 – Related Party Transactions regarding consulting fees charged to Enfission for research and development expenses incurred by Lightbridge on behalf of Enfission.

Note 7. Stockholders’ Equity and Stock-Based Compensation

At June 30, 2019, there were 37,605,914 common shares outstanding, and there were also outstanding warrants relating to 844,337 shares of common stock, stock options relating to 5,224,720 shares of common stock, 785,877 shares of Series A convertible preferred stock convertible into 785,877 shares of common stock (plus accrued dividends of $483,708 relating to an additional 176,208 common shares), and 2,666,667 shares of Series B convertible preferred stock convertible into 2,666,667 shares of common stock (plus accrued dividends of $413,362, relating to an additional 275,574 common shares), all totaling, 47,579,297 shares of common stock and all common stock equivalents, including accrued preferred stock dividends, outstanding at June 30, 2019.

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

Common Stock Equity Offerings

ATM Offerings

On May 28, 2019, the Company entered into an at-the-market equity offering sales agreement (“2019 ATM”) with Stifel, Nicolaus & Company, Incorporated (“Stifel”), pursuant to which the Company may issue and sell shares of its common stock from time to time through Stifel as the Company’s sales agent. Sales of the Company’s common stock through the Agent, if any, will be made by any method that is deemed to be an “at-the-market” equity offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-223674) filed on March 15, 2018 and declared effective March 23, 2018. Due to the offering limitations currently applicable to the Company under General Instruction I.B.6. of Form S-3 and the Company’s public float as of May 28, 2019, and in accordance with the terms of the sales agreement, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $13,500,000 through this prospectus supplement.

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

Sales under the 2019 ATM and the 2018 ATM that were made during the six months ended June 30, 2019 were 4.7 million shares that totaled gross proceeds of approximately $3.1 million. The Company records its ATM sales on a settlement date basis. A total of 37,000 shares sold on June 27, 2019 and June 28, 2019, for total gross proceeds of $24,000, were recorded with settlement dates in the first week in July 2019.

Sales under the 2018 ATM that were made during the six months ended June 30, 2018 were 4.6 million shares that totaled gross proceeds of $5.4 million. Additionally, under the prior at-the-market agreement with B. Riley FBR, Inc. the Company received approximately $20.4 million of net proceeds from its ATM during the three months ended March 31, 2018, which were made under prospectus supplements the Company filed on January 24, 2018, January 26, 2018, February 7, 2018, and March 2, 2018.

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

The accumulated dividend (unpaid) at June 30, 2019 and December 31, 2018 was approximately $0.4 million and $0.3 million, respectively. The liquidation preference of the Series B Preferred Stock at June 30, 2019 was approximately $4.4 million, which includes the accumulated dividend.

The Company has the option of forcing the conversion of all or part of the Series B Preferred Stock if at any time the average closing price of the Company’s common stock for a thirty-trading day period is greater than $5.4902 prior to August 2, 2019 or greater than $8.2353 at any time. The Company can exercise this option only if it also requires the conversion of the Series A Preferred Stock in the same proportion as it is requiring of the Series B Preferred Stock.

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

Additionally, comparison of the $1.50 conversion price of the PIK dividends to the $2.34 commitment date fair value per share indicates that each PIK dividend will accrete $0.84 of BCF as an additional deemed dividend for every $1.50 of PIK dividend accrued. Total deemed dividends for this PIK dividend as of June 30, 2019 and December 31, 2018 was approximately $0.1 million and $0.1 million, respectively.

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

The accumulated dividend (unpaid) at June 30, 2019 and December 31, 2018 was approximately $0.5 million and $0.4 million, respectively. The Series A Preferred Shares outstanding as of June 30, 2019 was 785,877 shares with a liquidation preference of approximately $2.6 million, including accumulated dividends, while the Series A Preferred Shares outstanding as of December 31, 2018 was 813,624 shares with a liquidation preference of approximately $2.6 million, including accumulated dividends.

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

Additionally, comparison of the $2.7451 conversion price of the PIK dividends to the $3.315 commitment date fair value per share indicates that each PIK dividend will accrete $0.5699 of BCF as an additional deemed dividend for every $2.7451 of PIK dividend accrued. Total deemed dividends for this PIK dividend as of June 30, 2019 and December 31, 2018 was approximately $19,000 and $41,000 dollars, respectively.

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

Warrants

	June 30,	December 31,
Outstanding Warrants	2019	2018
Issued to Investors on October 25, 2013, entitling the holders to purchase 250,000 common shares in the Company at an exercise price of $11.50 per common share up to and including April 24, 2021. In 2016, 59,450 of these warrants were exchanged for common stock, and all remaining warrant holders agreed to new warrant terms, which excluded any potential net cash settlement provisions in exchange for a reduced exercise price of $6.25 per share.	163,986	163,986

Issued to Investors on November 17, 2014, entitling the holders to purchase 546,919 common shares in the Company at an exercise price of $11.55 per common share up to and including May 16, 2022. On June 30, 2016, the warrant holders agreed to new warrant terms, which excluded any potential net cash settlement provisions in order to classify them as equity in exchange for a reduced exercise price of $6.25 per share.	546,919	546,919

Issued to an investment bank and subsequently transferred to a principal of the investment bank regarding the Series B Preferred Stock investment on January 30, 2018, entitling the holder to purchase 133,432 common shares in the Company at an exercise price of $1.50 per share, up to and including January 30, 2021.	133,432	133,432
Total	844,337	844,337

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

Total stock options outstanding at June 30, 2019 and December 31, 2018 under the 2006 Stock Plan and 2015 Plan were 5,224,720 and 5,604,154, of which 3,555,704 and 3,935,138 of these options were vested at June 30, 2019 and December 31, 2018, respectively.

The components of stock-based compensation expense included in the Company’s condensed consolidated statements of operations for the three months and six months ended June 30, 2019 and 2018 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Research and development expenses	$113,488	$63,118	$283,622	$566,335
General and administrative expenses	123,784	85,592	288,663	855,410
Total stock-based compensation expense	$237,272	$148,710	$572,285	$1,421,745

Long-Term Non-Qualified Option Grants

In August 2018, the Compensation Committee of the Board of Directors granted long-term non-qualified stock options relating to 1,752,791 shares to employees, consultants, and directors of the Company. These stock options have a strike price of $0.90. Out of this total, approximately 1,540,263 stock options were issued to employees and consultants. These non-qualified stock options contain service, performance, and market conditions of which one must be achieved in order for the options to vest. The service condition vests one-third annually over a 3-year period with accelerated vesting of these options occurring upon applicable performance or market conditions being satisfied by certain milestone dates. Accelerated vesting of these option grants to employees and consultants would occur upon achievement of either of the following performance and market-based milestones:

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

Stock option transactions to the employees, directors and consultants are summarized as follows for the six months ended June 30, 2019:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Beginning of the period	5,604,154	$2.72	$1.96
Granted	—	—	—
Exercised	—	—	—
Forfeited	(218,096)	2.86	2.13
Expired	(161,338)	14.74	11.04
End of the period	5,224,720	$2.35	$1.67

Options exercisable	3,555,704	$3.03	$2.13

Stock option transactions of the employees, directors, and consultants are summarized as follows for the year ended December 31, 2018:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Beginning of the year	3,976,884	$3.58	$2.49
Granted	1,784,455	0.90	0.70
Exercised	—	—	—
Forfeited	(143,980)	1.10	0.83
Expired	(13,205)	30.60	21.13
End of the year	5,604,154	$2.72	$1.96

Options exercisable	3,935,138	$3.50	$2.49

A summary of the status of the Company’s non-vested options as of June 30, 2019 and December 31, 2018, and changes during the year ended December 31, 2018 and the three months ended June 30, 2019, is presented below:

	Shares	Weighted- Average Fair Value Grant Date	Weighted Average Exercise Price

Non-vested – December 31, 2017	1,542,736	$1.10	$1.58
Granted	1,784,455	0.70	0.90
Vested	(1,514,195)	1.27	1.58
Forfeited	(143,980)	0.83	1.10
Non-vested – December 31, 2018	1,669,016	$0.54	$0.91

Granted	—	—	—
Vested	—	—	—
Forfeited	—	—	—
Non-vested – June 30, 2019	1,669,016	$0.54	$0.91

The above tables include options issued and outstanding as of June 30, 2019 as follows:

i)	A total of 64,677 non-qualified 10-year options have been issued, and are outstanding, to advisory board members at exercise prices of $1.05 to $28.05 per share.

ii)

A total of 4,728,255 incentive stock options and non-qualified 10-year options have been issued, and are outstanding, to the directors, officers, and employees at exercise prices of $0.90 to $43.25 per share. From this total, 1,378,186 options are outstanding to the Chief Executive Officer, who is also a director, with remaining contractual lives of 0.7 years to 9.1 years. All other options issued to directors, officers, and employees have a remaining contractual life ranging from 0.7 years to 9.1 years.

iii)	A total of 431,788 non-qualified 3-10-year options have been issued, and are outstanding, to consultants at exercise prices of $0.90 to $43.25 per share.

As of June 30, 2019, there was approximately $0.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of approximately 1.23 years. For stock options outstanding at June 30, 2019, the intrinsic value was $0. For stock options outstanding at December 31, 2018, the intrinsic value was $0.

The following table provides certain information with respect to the above-referenced stock options that were outstanding and exercisable at June 30, 2019:

	Stock Options Outstanding			Stock Options Vested
	Weighted			Weighted
	Average			Average
	Remaining		Weighted	Remaining		Weighted
	Contractual	Number	Average	Contractual	Number	Average
	Life	of	Exercise	Life	of	Exercise
Exercise Prices	-Years	Awards	Price	-Years	Awards	Price

$0.90-$1.04	9.10	1,616,402	$0.90	—	—	$—
$1.05-$2.00	8.07	2,397,193	$1.18	8.06	2,344,579	$1.19
$2.01-$6.00	6.36	787,760	$4.59	6.36	787,760	$4.59
$6.01-$20.00	4.84	359,224	$6.29	4.84	359,224	$6.29
$20.01-$43.25	0.64	64,141	$32.83	0.64	64,141	$32.83
Total	7.82	5,224,720	$2.35	7.22	3,555,704	$3.03

The following table provides certain information with respect to the above-referenced stock options that were outstanding and exercisable at December 31, 2018:

	Stock Options Outstanding			Stock Options Vested
	Weighted			Weighted
	Average			Average
	Remaining		Weighted	Remaining		Weighted
	Contractual	Number	Average	Contractual	Number	Average
	Life	of	Exercise	Life	of	Exercise
Exercise Prices	-Years	Awards	Price	-Years	Awards	Price

$0.90-$1.04	9.60	1,616,402	$0.90	—	—	$—
$1.05-$2.00	8.57	2,560,330	$1.18	8.56	2,507,716	$1.18
$2.01-$6.00	6.86	813,583	$4.59	6.86	813,583	$4.59
$6.01-$20.00	4.16	501,334	$7.48	4.16	501,334	$7.48
$20.01-$43.25	0.72	112,505	$29.46	0.72	112,505	$29.46
Total	8.07	5,604,154	$2.72	7.42	3,935,138	$3.50

Note 8. Related Party Transactions

The Company invested approximately $2.1 million and $3.5 million in Enfission during the three months and six months ended June 30, 2019, respectively. The total administrative consulting services was $200,000 for the six months ended June 30, 2019. This $200,000 amount charged to Enfission was recorded as a $100,000 reduction of general and administrative expenses and a $100,000 reduction of research and development expenses.

The Company also provided research and development consulting services and management services to Enfission. The total consulting services was $0.3 million and $0.2 million for each of the quarters ended June 30, 2019 and 2018, respectively, and $0.7 million and $0.6 million for the six months ended June 30, 2019 and 2018, respectively, recorded under the caption “Other income from joint venture” in the accompanying condensed consolidated statement of operations.

As of June 30, 2019, and December 31, 2018, the total receivable due from Enfission was approximately $0.5 million and $0.1 million, respectively, which represents consulting fees Lightbridge charged to Enfission and reimbursable expenses paid by Lightbridge on Enfission’s behalf.

Note 9. Subsequent Events

ATM sales

Sales under the 2019 ATM that were made from July 1, 2019 to July 31, 2019 were approximately 1.4 million shares that totaled net proceeds of approximately $0.9 million.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is intended to help the reader understand Lightbridge Corporation, our operations, and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes thereto contained in Part I, Item 1 of this report.

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

We currently conduct our fuel development activities principally through Enfission. Enfission serves as the exclusive vehicle through which the Company and Framatome are researching, developing, obtaining regulatory approvals, manufacturing and will be using, marketing and selling nuclear fuel assemblies based on the Lightbridge metallic fuel technology comprising uranium-zirconium (U-Zr) multi-lobe, helically twisted fuel rods and associated manufacturing processes and other advanced nuclear fuel intellectual property contributed by both Lightbridge and Framatome within the operating domain. The operating domain of Enfission includes pressurized water reactors (excluding water-cooled water-moderated energetic reactor (Russian VVER) types) and boiling water reactors, which collectively constitute most of the power reactors in the world, as well as water-cooled small modular reactors and water-cooled research reactors. While we expect our focus to be on Enfission for the foreseeable future, Lightbridge maintains the rights to develop fuel for VVER reactors outside Enfission, and Lightbridge also maintains the right to develop fuel for pressurized heavy water reactors (including CANDU reactors) outside Enfission. Lightbridge, as an American-owned and controlled company is also exploring opportunities particularly available to it, such as at US national laboratories.

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

The Company plans to conduct the initial testing and demonstration of its advanced metallic nuclear fuel in the United States.

Recent Research and Development Advancements

•	Completed preliminary U-Zr casting studies to support fabrication process specifications
•	Completed non-destructive examination (NDE) strategy for fuel rod inspection and quality control
•	Completed parametric neutronics studies to optimize Lightbridge Fuel(tm) rod geometry
•	Completed ANSYS model for fuel rod geometry optimization studies

Future Steps Toward the Development and Sale of Nuclear Fuel Assemblies

In the near-term, Enfission will seek to demonstrate the fabrication of full-length metallic rods using surrogate materials, enter into an agreement to manufacture fuel material samples for test reactor irradiation, and enter into a lead test rod agreement with a US electric utility. Based on our current expectations, we anticipate such developments to occur over the next 12 to 18 months. Please see Item 1A, Risk Factors in our Annual Report on Form 10-K filed on March 29, 2019 for a discussion of certain risks that may delay or impair such developments including without limitation the availability of financing, reliance on cooperation from Framatome within Enfission, and the many risks inherent in developing a new type of nuclear fuel. The Company has entered into a phase of the fuel development project that will require both parties of the Enfission joint venture to agree on the future direction of the project and the joint venture, in order for the fuel development project in Enfission to move forward, and discussions between the Company and Framatome are ongoing about such future direction. In particular, the joint venture parties are still negotiating a budget commitment for fiscal years 2019 and 2020 and future development work could be scaled back or delayed until the parties agree on a budget commitment with an associated scope of work.

The long-term milestones towards Enfission's development and sale of nuclear fuel assemblies include, among other things, developing the capacity and know-how to fabricate lead test assemblies incorporating our nuclear fuel technology, irradiating material samples, performing out-of-reactor corrosion experiments, and demonstrating operation of lead test rods and/or lead test assemblies in commercial reactors. Beyond the near-term developments discussed above, there is inherent uncertainty in the cost and outcomes of the many steps needed for successful deployment of our fuel in commercial nuclear reactors, which makes it difficult to predict the timing of the commercialization of our nuclear fuel technology with any accuracy. Going forward, we intend to disclose estimated timing concerning particular developments as we develop greater visibility into such developments.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make a variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. For a discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our financial statements, please see “Critical Accounting Policies and Estimates” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed on March 29, 2019. There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2019.

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

Recent Accounting Standards and Pronouncements

Refer to Note 1 of the Notes to our unaudited condensed consolidated financial statements for a discussion of recent accounting standards and pronouncements.

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

We currently expect to invest a total of $6 million to $8 million in research and development expenses of our nuclear fuel products over the next 12 to 15 months. In addition, we estimate our capital expenditures for research and development equipment to be approximately $3 million over the next 12 to 15 months.

Condensed Consolidated Results of Operations – Three Months Ended June 30, 2019 and 2018

The following table presents our historical operating results and the increase (decrease) in amounts for the periods indicated:

	Three Months Ended		Increase	Increase
	June 30,		(Decrease)	(Decrease)
	2019	2018	Change $	Change %
Revenues	$—	$—	$—	—

Operating Expenses
General and administrative	$1,230,154	$1,453,030	$(222,876)	-15%
Research and development expenses	$545,118	$538,031	$7,087	1%
Total Costs and Expenses	$1,775,272	$1,991,061	$(215,789)	-11%

Other Operating Income and (Expenses)
Other income from joint venture	$305,375	$187,031	$118,344	63%
Equity in loss from joint venture	$(1,962,318)	$(1,773,445)	$188,873	11%
Total Other Operating (Expenses)	$(1,656,943)	$(1,586,414)	$70,529	4%

Total Operating Loss	$(3,432,215)	$(3,577,475)	$(145,260)	-4%

Other Income and (Expenses)	$125,298	$60,462	$64,836	107%

Net loss - before income taxes	$(3,306,917)	$(3,517,013)	$(210,096)	-6%

Net loss	$(3,306,917)	$(3,517,013)	$(210,096)	-6%

Revenue

The market for nuclear industry consulting services is competitive, fragmented, and subject to rapid change. Our main business is developing our nuclear fuel. We may pursue some consulting services opportunities in the future, but we have further increased the focus and resources of the Company to the fuel division and away from consulting. There was no revenue for the three months ended June 30, 2019 and 2018.

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

Total general and administrative expenses decreased by approximately $0.2 million for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. There was a decrease in professional fees of approximately $0.2 million due to a decrease in accounting and other professional fees. Total stock-based compensation included in general and administrative expenses was approximately $0.1 million for each of the three months ended June 30, 2019 and 2018, respectively.

See Note 7. Stockholders’ Equity and Stock-Based Compensation of the Notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information regarding our stock-based compensation.

Research and Development

Corporate research and development expenses consist primarily of compensation and related fringe benefits including stock-based compensation and related allocable overhead costs for the research and development of our fuel, including work performed and billed to our Enfission joint venture. Total research and development expenses was approximately $0.5 million for each of the three months ended June 30, 2019 and 2018. There was an increase in consulting fees in supporting research and development activities for Enfission of approximately $0.1 million, which was offset by a decrease in employee compensation of approximately $0.1 million. Total stock-based compensation included in research and development expenses was approximately $0.1 million for each of the three months ended June 30, 2019 and 2018, respectively.

Due to the nature of these research and development expenditures, cost and schedule estimates are inherently uncertain and can vary significantly as new information and the outcome of these research and development activities become available.

Other Operating Income and (Loss) – Related Party

Reported in other operating income is other income for activities performed by our employees and consultants billed to the Enfission joint venture for research and development work. Total other income from joint venture was approximately $0.3 million and $0.2 million for the three months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, approximately 76% of the total Enfission cash inflow or capital contributions into Enfission were funded by Lightbridge (approximately $9.1 million) and the remaining 24% was funded as capital contributions into Enfission from Framatome (approximately $2.9 million). Equity in loss from joint venture consists of our share of the allocated loss in Enfission. Equity in loss from joint venture for the three months ended June 30, 2019 and 2018 were approximately $2.0 million and $1.8 million, respectively, which consists of our share of the allocated loss in Enfission. The increase in the share of loss in Enfission was due to more research and development expenses incurred by Enfission.

Other Income (Expenses)

Other income for the three months ended June 30, 2019 and 2018 were $0.1 million, which consists of interest income generated from the interest earned from the purchase of treasury bills and from our bank savings account for the three months ended June 30, 2019 and 2018.

Provision for Income Taxes

We incurred a pre-tax net loss for both 2019 and 2018. We reviewed all sources of income for purposes of recognizing the deferred tax assets and concluded a full valuation allowance for 2019 and 2018 was necessary. Therefore, we did not have a provision for taxes for the three months ended June 30, 2019 and 2018.

Condensed Consolidated Results of Operations – Six Months Ended June 30, 2019 and 2018

The following table presents our historical operating results and the increase (decrease) in amounts for the periods indicated:

	Six Months Ended		Increase	Increase
	June 30,		(Decrease)	(Decrease)
	2019	2018	Change $	Change %

Revenues	$—	$—	$—	—

Operating Expenses
General and administrative	$2,587,916	$3,676,620	$(1,088,704)	-30%
Research and development expenses	$1,467,353	$1,449,065	$18,288	1%
Total Costs and Expenses	$4,055,269	$5,125,685	$(1,070,416)	-21%

Other Operating Income and (Expenses)
Other income from joint venture	$660,656	$587,374	$73,282	12%
Equity in loss from joint venture	$(3,257,350)	$(2,801,772)	$455,578	16%
Total Other Operating (Expenses)	$(2,596,694)	$(2,214,398)	$382,296	17%

Total Operating Loss	$(6,651,963)	$(7,340,083)	$(688,120)	-9%

Other Income and (Expenses)	$234,519	$(898,417)	$1,132,936	-126%

Net loss - before income taxes	$(6,417,444)	$(8,238,500)	$(1,821,056)	-22%

Net loss	$(6,417,444)	$(8,238,500)	$(1,821,056)	-22%

Revenue

The market for nuclear industry consulting services is competitive, fragmented, and subject to rapid change. Our main business is developing our nuclear fuel. We may pursue some consulting services opportunities in the future, but we have further increased the focus and resources of the Company to the fuel division and away from consulting. There was no revenue for the six months ended June 30, 2019 and 2018.

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

Total general and administrative expenses decreased by approximately $1.1 million for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. There was a decrease in stock-based compensation of approximately $0.6 million due to the immediate vesting of performance-based stock options in 2018, and a decrease in professional fees of approximately $0.6 million due to decrease in legal fees, accounting fees and other professional fees, which was offset by an increase in employee compensation and employee benefits of approximately $0.1 million due to an increase in the number of employees and employee compensation. Total stock-based compensation included in general and administrative expenses was approximately $0.3 million and $0.9 million for the six months ended June 30, 2019 and 2018, respectively.

See Note 7. Stockholders’ Equity and Stock-Based Compensation of the Notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information regarding our stock-based compensation.

Research and Development

Corporate research and development expenses consist primarily of compensation and related fringe benefits including stock-based compensation and related allocable overhead costs for the research and development of our fuel, including work performed and billed to our Enfission joint venture. Total research and development expenses was approximately $1.4 million for each of the six months ended June 30, 2019 and 2018.

There was an increase in professional fees primarily related to our Enfission joint venture of approximately $0.1 million, an increase in fees related to our quality assurance program of approximately $0.1 million, and an increase in consulting fees in supporting research and development activities for Enfission of approximately $0.1 million, which was offset by a decrease in stock-based compensation of approximately $0.3 million. Total stock-based compensation included in research and development expenses was approximately $0.3 million and $0.6 million for the six months ended June 30, 2019 and 2018, respectively.

Due to the nature of these research and development expenditures, cost and schedule estimates are inherently uncertain and can vary significantly as new information and the outcome of these research and development activities become available.

Other Operating Income and (Loss) – Related Party

Reported in other operating income is other income for activities performed by our employees and consultants billed to the Enfission joint venture for research and development work. Total other income from these activities was approximately $0.7 million and 0.6 million for the six months ended June 30, 2019 and 2018, respectively. Equity in loss from joint venture consists of our share of the allocated loss in Enfission. Equity in loss from joint venture for the six months ended June 30, 2019 and 2018 were $3.3 million and $2.8 million, respectively, which consists of our share of the allocated loss in Enfission. The increase in share of loss was due to more research and development expenses incurred by Enfission.

Other Income (Expenses)

There was a net decrease in other expenses of approximately $1.1 million. This change was due to a decrease in amortization of deferred financing costs of approximately $1.0 million due to the write-off of the deferred financing costs in the first quarter of 2018 for the expired equity line option agreement, and an increase of $0.1 million in interest income generated from the interest earned from the purchase of treasury bills and from our bank savings account for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018.

Provision for Income Taxes

We incurred a pre-tax net loss for both 2019 and 2018. We reviewed all sources of income for purposes of recognizing the deferred tax assets and concluded a full valuation allowance for 2019 and 2018 was necessary. Therefore, we did not have a provision for taxes for the six months ended June 30, 2019 and 2018.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

At June 30, 2019, we had cash and cash equivalents of approximately $21.0 million, as compared to approximately $24.6 million at December 31, 2018, a $3.6 million decrease in cash and cash equivalents. The cash inflow of approximately $2.9 million resulted from net proceeds from the sale of approximately 4.7 million shares of common stock during the six months ended June 30, 2019. This cash inflow was offset by net cash used in operating activities of approximately $2.9 million and our cash used in investing activities for our capital investment in Enfission and patent filing costs of approximately $3.7 million. We used cash during the six months ended June 30, 2019 primarily to fund our research and development expenses and general and administrative expenses. We did not have any consulting revenue for the six months ended June 30, 2019 and presently do not expect to have consulting revenue for the next 12 months.

We currently project a negative cash flow from operations averaging approximately $0.8 million per month for our general and administrative and corporate research and development expenses for total expected expenditures of approximately $9.3 million for the next 12 months. We currently anticipate the amount of cash outlays to Enfission and third parties for research and development expenditures for our nuclear fuel products to be approximately $6 million to $8 million over the next 12 to 15 months. In addition, we estimate our capital expenditures for research and development equipment to be approximately $3 million over the next 12 to 15 months. The Company believes that its current financial resources, as of the date of the issuance of the accompanying financial statements, are sufficient to fund its current 12 month operating budget, alleviating the substantial doubt raised by our historical operating results and satisfying our estimated liquidity needs 12 months from the issuance of the accompanying financial statements.

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

The current primary sources of cash available to us for the next 12 months are potential funding from equity investments, including our 2019 ATM. We have no debt or debt credit lines and we have financed our operations to date through our prior years’ consulting revenue margins and the sale of our preferred stock and common stock. Management believes that public or private equity investments will be available in the future, however adverse market conditions in our common stock price and trading volume, as well as other factors could substantially impair our ability to raise capital in the future.

Short-Term and Long-Term Liquidity Sources

As discussed above, we will seek new financing bringing us additional sources of capital, depending on the capital market conditions of our common stock, over the next 12 months. There can be no assurance that these additional sources of capital will be made available to us. The primary potential sources of cash that may be available to us are as follows:

•	Equity investment from third party investors in Lightbridge or Enfission; and

•	Strategic investment to support the remaining research and development activities required to further enhance and complete the development of our fuel products to a commercial stage.

In support of our long-term business plan with respect to our fuel technology business, we endeavor to create strategic alliances with other parties during the next three years, to support the remaining research and development activities through Enfission that is required to further enhance and complete the development of our fuel products to a commercial stage. We may be unable to form such strategic alliances on terms acceptable to us or at all.

See Note 7. Stockholders’ Equity and Stock-Based Compensation of the Notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding our prior financings and 2019 ATM.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of June 30, 2019 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the second quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description
1.1

At-the-Market Equity Offering Sales Agreement, dated May 28, 2019, by and between Lightbridge Corporation and Stifel, Nicolaus & Company, Incorporated (incorporated by reference to Exhibit 1.1 to the Form 8-K filed by the Company on May 28, 2019)

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

Date: August 8, 2019

LIGHTBRIDGE CORPORATION

By:	/s/ Seth Grae
Name:	Seth Grae
Title:	President, Chief Executive Officer and
Director
(Principal Executive Officer)

By:	/s/ Larry Goldman
Name:	Larry Goldman
Title:	Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

