Form 10-Q
period 2019-09-30
LIGHTBRIDGE Corp
filed 2019-11-05
CIK 1084554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the issuer’s common stock, as of November 5, 2019 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	3,252,359

LIGHTBRIDGE CORPORATION

Form 10-Q

SEPTEMBER 30, 2019

PART I—FINANCIAL INFORMATION

Lightbridge Corporation

Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2019	2018
ASSETS
Current Assets
Cash and cash equivalents	$20,581,978	$24,637,295
Other receivable from joint venture	633,408	93,253
Prepaid expenses and other current assets	97,033	36,745
Total Current Assets	21,312,419	24,767,293

Patent costs	1,725,853	1,577,421
Total Assets	$23,038,272	$26,344,714

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,195,892	$258,056
Investee losses in excess of investment	490,726	218,263
Total Current Liabilities	1,686,618	476,319

Commitments and contingencies – (Note 5)

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 authorized shares:
Convertible Series A preferred shares, 785,877 shares and 813,624 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively (liquidation preference $2,687,461 and $2,640,862 at September 30, 2019 and December 31, 2018, respectively)	785	813
Convertible Series B preferred shares, 2,666,667 shares issued and outstanding at September 30, 2019 and December 31, 2018 (liquidation preference $4,490,594 and $4,262,855 at September 30, 2019 and December 31, 2018, respectively)	2,667	2,667
Common stock, $0.001 par value, 8,333,333 authorized, 3,249,353 shares and 2,738,508 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively (1)	3,249	2,738
Additional paid-in capital	133,701,433	129,359,799
Accumulated deficit	(112,356,480)	(103,497,622)
Total Stockholders’ Equity	21,351,654	25,868,395
Total Liabilities and Stockholders’ Equity	$23,038,272	$26,344,714

(1) Authorized, issued and outstanding common shares reflect the one-for-twelve reverse stock split on October 21, 2019, as described in Note 1.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Lightbridge Corporation

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue	$—	$—	$—	$—

Operating Expenses
General and administrative	1,463,568	1,889,401	4,051,484	5,566,022
Research and development	751,473	864,060	2,218,826	2,313,124
Total Operating Expenses	2,215,041	2,753,461	6,270,310	7,879,146

Other Operating Income and (Loss)
Other income from joint venture	247,568	203,180	908,224	790,554
Equity in loss from joint venture	(555,113)	(1,743,340)	(3,812,463)	(4,545,112)
Total Other Operating Income and (Loss)	(307,545)	(1,540,160)	(2,904,239)	(3,754,558)
Operating Loss	(2,522,586)	(4,293,621)	(9,174,549)	(11,633,704)

Other Income and (Expenses)
Interest income	81,172	79,035	315,691	163,054
Financing costs	—	—	—	(982,436)
Total Other Income and (Expenses)	81,172	79,035	315,691	(819,382)

Loss before income taxes	(2,441,414)	(4,214,586)	(8,858,858)	(12,453,086)
Income taxes	—	—	—	—
Net loss	$(2,441,414)	$(4,214,586)	$(8,858,858)	$(12,453,086)

Accumulated preferred stock dividend	(123,455)	(119,000)	(365,973)	(333,667)
Deemed additional dividend on preferred stock dividend due to the beneficial conversion feature	(53,047)	(49,373)	(156,232)	(135,053)
Deemed dividend on issuance on Series B convertible preferred stock due to the beneficial conversion feature	—	—	—	(2,624,836)
Net loss attributable to common stockholders	(2,617,916)	(4,382,959)	(9,381,063)	(15,546,642)
Net Loss Per Common Share, Basic and Diluted	$(0.81)	$(1.78)	$(3.07)	$(7.51)
Weighted Average Number of Common Shares Outstanding (1)	3,222,226	2,458,899	3,058,797	2,070,934

(1) Basic and diluted weighted average common shares outstanding reflect the one-for-twelve reverse stock split on October 21, 2019, as described in Note 1.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Lightbridge Corporation

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2019	2018
Operating Activities
Net Loss	$(8,858,858)	$(12,453,086)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock-based compensation	591,663	1,951,394
Write off of deferred financing costs	—	982,436
Equity in loss from joint venture	3,812,463	4,545,112
Changes in operating working capital items:
Accounts receivable - fees and reimbursable project costs	—	10,400
Other receivable from joint venture	(540,155)	(521,272)
Prepaid expenses and other current assets	(60,288)	(51,134)
Accounts payable and accrued liabilities	937,836	237,914
Net Cash Used in Operating Activities	(4,117,339)	(5,298,236)

Investing Activities
Investment in joint venture	(3,540,000)	(5,217,000)
Patent costs	(148,432)	(172,189)
Net Cash Used in Investing Activities	(3,688,432)	(5,389,189)

Financing Activities
Net proceeds from the issuance of common stock	3,750,454	27,600,675
Net proceeds from the issuance of preferred stock	—	3,900,001
Net Cash Provided by Financing Activities	3,750,454	31,500,676

Net (Decrease) Increase in Cash and Cash Equivalents	(4,055,317)	20,813,251

Cash and Cash Equivalents, Beginning of Period	24,637,295	4,515,398

Cash and Cash Equivalents, End of Period	$20,581,978	$25,328,649

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period:
Interest paid	$—	$—
Income taxes paid	$—	$—
Non-Cash Financing Activity:
Deemed dividend on issuance Series B convertible preferred stock due to the beneficial conversion feature	$—	$2,624,836
Accumulated preferred stock dividend	$522,205	$333,667
Conversion of Series A convertible preferred stock to common stock and payment of paid-in-kind dividends to Series A preferred stockholder	$91,635	$207

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Lightbridge Corporation

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2018

	Series A		Series B				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares(1)	Amount	Capital	Deficit	Equity
Balance – January 1, 2018	1,020,000	$1,020	-	$-	1,061,475	$1,062	$93,614,216	$(87,821,514)	$5,794,783

Issuance of Preferred Stock	—	—	2,666,667	2,667	—	—	3,897,334	—	3,900,001
Shares issued - registered offerings – net of offering costs	—	—	—	—	891,128	891	20,721,323	—	20,722,215
Cashless exercise of stock warrants	—	—	—	—	41,387	41	(41)	—	—
Stock-based compensation	—	—	—	—	—	—	1,273,035	—	1,273,035
Net loss for the three months ended March 31, 2018	—	—	—	—	—	—	—	(4,721,487)	(4,721,487)
Balance – March 31, 2018	1,020,000	$1,020	2,666,667	$2,667	1,993,990	$1,994	$119,505,867	$(92,543,001)	$26,968,547

Shares issued - registered offerings – net of offering costs	—	—	—	—	380,749	381	5,146,120	—	5,146,501
Stock-based compensation	—	—	—	—	—	—	148,710	—	148,710
Conversion for payment of dividends, 111,260 shares of preferred stock to 10,407 shares of common stock (reflect the one-for-twelve reverse stock split on October 21, 2019)	(111,260)	(111)	—	—	10,407	10	101	—	—
Net loss for the three months ended June 30, 2018	—	—	—	—	—	—	—	(3,517,013)	(3,517,013)
Balance – June 30, 2018	908,740	$909	2,666,667	$2,667	2,385,146	$2,385	$124,800,798	$(96,060,014)	$28,746,745

Shares issued - registered offerings – net of offering costs	—	—	—	—	147,327	147	1,731,812	—	1,731,959
Stock-based compensation	—	—	—	—	—	—	529,649	—	529,649
Conversion for payment of dividends, 95,116 shares of preferred stock to 9,211 shares of common stock (reflect the one-for-twelve reverse stock split on October 21, 2019)	(95,116)	(95)	—	—	9,211	9	86	—	—
Shares issued in payment of Series A preferred stock dividend	—	(1)	—	—	61	—	1	—	—
Net loss for the three months ended September 30, 2018	—	—	—	—	—	—	—	(4,214,586)	(4,214,586)
Balance – September 30, 2018	813,624	$813	2,666,667	$2,667	2,541,745	$2,541	$127,062,346	$(100,274,600)	$26,793,767

For the Nine Months Ended September 30, 2019

	Series A		Series B				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares(1)	Amount	Capital	Deficit	Equity
Balance – January 1, 2019	813,624	$813	2,666,667	$2,667	2,738,508	$2,738	$129,359,799	$(103,497,622)	$25,868,395

Shares issued - registered offerings – net of offering costs	—	—	—	—	273,936	274	1,986,211	—	1,986,485
Stock-based compensation	—	—	—	—	—	—	335,013	—	335,013
Net loss for the three months ended March 31, 2019	—	—	—	—	—	—	—	(3,110,527)	(3,110,527)
Balance – March 31, 2019	813,624	$813	2,666,667	$2,667	3,012,444	$3,012	$131,681,023	$(106,608,149)	$25,079,366
Conversion for payment of dividends, 27,747 shares of preferred stock to 2,782 shares of common stock (reflect the one-for-twelve reverse stock split on October 21, 2019)	(27,747)	(28)	—	—	2,782	3	25	—	—
Shares issued - registered offerings – net of offering costs	—	—	—	—	118,600	119	929,795	—	929,914
Stock-based compensation	—	—	—	—	—	—	237,272	—	237,272
Net loss for the three months ended June 30, 2019	—	—	—	—	—	—	—	(3,306,917)	(3,306,917)
Balance – June 30, 2019	785,877	$785	2,666,667	$2,667	3,133,826	$3,134	$132,848,115	$(109,915,066)	$22,939,635

Shares issued - registered offerings – net of offering costs	—	—	—	—	115,527	115	833,940	—	834,055
Stock-based compensation	—	—	—	—	—	—	19,378	—	19,378
Net loss for the three months ended September 30, 2019	—	—	—	—	—	—	—	(2,441,414)	(2,441,414)
Balance – September 30, 2019	785,877	$785	2,666,667	$2,667	3,249,353	$3,249	$133,701,433	$(112,356,480)	$21,351,654

(1) Common stock shares reflect the one-for-twelve reverse stock split on October 21, 2019, as described in Note 1.

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

The Company was formed on October 6, 2006, when Thorium Power, Ltd., which was incorporated in the state of Nevada on February 2, 1999, merged with Thorium Power, Inc. (“TPI”), which was incorporated in the state of Delaware on January 8, 1992. On September 29, 2009, the Company changed its name from Thorium Power, Ltd. to Lightbridge Corporation and began its focus on developing and commercializing metallic nuclear fuels. The Company is a nuclear fuel technology company developing and commercializing next generation nuclear fuel technology.

Reverse Stock Split

Effective October 21, 2019, we conducted a one-for-twelve reverse stock split of our issued and outstanding common stock and have retroactively adjusted our common shares outstanding, stock options, warrants amounts outstanding and per share information contained in these condensed consolidated financial statements.

The one-for-twelve reverse stock split automatically converted every twelve shares of the Company’s outstanding common stock prior to the effectiveness of the reverse stock split into one share of common stock. As a result, the number of common shares issued and outstanding at September 30, 2019 and December 31, 2018 decreased from 38,992,237 shares to 3,249,353 shares and from 32,862,090 shares to 2,738,508 shares, respectively. Our authorized capital of 100,000,000 shares of common stock with a par value of $0.001, was decreased to 8,333,333 shares of common stock authorized with a par value of $0.001. Accordingly, stockholders’ equity reflects the reverse stock split by reclassifying from common stock to additional paid-in capital in an amount equal to the par value of the decreased shares resulting from the reverse stock split. The par value per share was not adjusted as a result of the one-for-twelve reverse stock split.

No fractional shares were issued in the reverse stock split. Stockholders who would have otherwise held fractional shares received a whole share in respect of such fractional shares. The reverse stock split did not impact any stockholder’s percentage ownership of the Company, subject to the treatment of fractional shares. The reverse stock split was undertaken to increase the market price per share of the Company’s common stock to allow the Company to regain compliance with the Nasdaq continued listing standards relating to minimum closing bid price per share requirements.

Liquidity

The Company has adopted Accounting Standards Codification (“ASC”), 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This guidance amended the existing requirements for disclosing information about an entity’s ability to continue as a going concern and explicitly requires management to assess an entity’s ability to continue as a going concern and to provide related disclosure in certain circumstances. The following information reflects the results of management’s assessment, plans, and conclusion of the Company’s ability to continue as a going concern.

At September 30, 2019, the Company had approximately $20.6 million in cash and had a working capital surplus of approximately $19.6 million. The Company believes that its current financial resources, as of the date of the issuance of these financial statements, are sufficient to fund its current 12 month operating budget, alleviating the substantial doubt raised by our historical operating results and satisfying our estimated liquidity needs 12 months from the issuance of these financial statements.

The Company has expended substantial funds on its research and development activities to date and currently expects to continue making equity contributions to its joint venture company, Enfission, LLC. The Company’s net cash used in operating activities during the nine months ended September 30, 2019 was approximately $4.1 million, and the Company will have continued negative cash flows for the foreseeable future. Net losses incurred for the nine months ended September 30, 2019 and 2018 amounted to approximately $8.9 million and $12.5 million, respectively. As of September 30, 2019, the Company has an accumulated deficit of approximately $112.4 million, representative of recurring losses since inception. The Company has incurred recurring losses since inception because it is a development stage nuclear fuel development company. The Company expects to continue to incur losses due to future costs and expenses related to the Company’s research and development expenses and general and administrative expenses.

The amount of cash and cash equivalents on the balance sheet as of the date of this filing is approximately $20 million. The Company also may consider other plans to fund operations including: (1) raising additional capital through equity issuances, debt financings or from other sources; (2) additional funding through new relationships to help fund future research and development costs; and (3) other capital raises. The Company may issue securities, including common stock, preferred stock, and stock purchase contracts through private placement transactions or registered public offerings, pursuant to its registration statement on Form S-3 filed with the SEC on March 15, 2018 and declared effective on March 23, 2018. There can be no assurance as to the availability or terms upon which financing and capital might be available. The Company’s future liquidity needs, and ability to address those needs, will largely be determined by the success of the development of its nuclear fuel, key nuclear development and regulatory events, and its business decisions in the future.

Equity Method Investment – Enfission, LLC - Joint Venture with Framatome Inc.

In January 2018, Lightbridge and Framatome Inc., a subsidiary of Framatome SAS (formerly part of AREVA SAS), finalized and launched Enfission, LLC (“Enfission”), a 50-50 joint venture company, to develop, license, and sell nuclear fuel assemblies based on Lightbridge-designed metallic fuel technology and other advanced nuclear fuel intellectual property. Framatome SAS and Framatome Inc. (collectively “Framatome”) is a global leader in designing, building, servicing, and fueling reactor fleet and advancing nuclear energy and is majority owned by Électricité de France, the world’s largest owner and operator of nuclear power plants. Lightbridge and Framatome began joint fuel development and regulatory licensing work under previously signed agreements initiated in March 2016. The joint venture, Enfission, is a Delaware-based limited liability company that was formed on January 24, 2018.

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

Basis of Consolidation

These condensed consolidated financial statements include the accounts of Lightbridge, a Nevada corporation, and our wholly-owned subsidiaries, TPI, a Delaware corporation, and Lightbridge International Holding LLC, a Delaware limited liability company. These wholly-owned subsidiaries are inactive. All significant intercompany transactions and balances have been eliminated in consolidation.

The Company owns a 50% interest in Enfission – accounted for using the equity method of accounting (see Note 3. Investment in Joint Venture (Investee Losses in Excess of Investment)). Enfission is deemed to be a variable interest entity (“VIE”) under the VIE model of consolidation because it currently does not have sufficient funds to finance its operations and will require significant additional equity or subordinated debt financing. The Company has determined that it is not the primary beneficiary of the VIE since it does not have the power to direct the activities that most significantly impact the VIE’s performance.

In determining whether the Company is the primary beneficiary and whether it has the right to receive benefits or the obligation to absorb losses that could potentially be significant to the VIE, the Company evaluates all its economic interests in the entity, regardless of form. This evaluation considers all relevant factors of the entity’s structure including the entity’s capital structure, contractual rights to earnings (losses) as well as other contractual arrangements that have potential to be economically significant. Although the Company has the obligation to absorb the losses as of this reporting period, it has concluded that it is not the primary beneficiary since the major decision making for all significant economic activities require the approval of both the Company and Framatome. The significant economic activities identified were financing activities, research and development activities, licensing activities, manufacturing of fuel assembly product activities, and marketing and sales activities. The evaluation of each of these factors in reaching a conclusion about the potential significance of our economic interests and control is a matter that requires the exercise of management judgment.

Certain Risks, Uncertainties, and Concentrations

The Company is an early stage company and will need additional funding by way of strategic alliances, government grants, further offerings of equity securities, an offering of debt securities, or a financing through a bank in order to support the remaining research and development activities required to further enhance and complete the development of our fuel products to a commercial stage.

The Company participates in a government-regulated industry. Our operating results are affected by a wide variety of factors including decreases in the use or public favor of nuclear power, the need for additional research and development of our metallic fuel, our joint venture operations within Enfission, and our ability to protect our intellectual property. Due to these factors and potentially other factors, we may experience substantial period-to-period fluctuations in our future operating results. Potentially, a loss of any key officer, key management, or other personnel could impair our ability to successfully execute our business strategy, particularly when these individuals have acquired specialized knowledge and skills with respect to nuclear power and our operations.

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

Cash and Cash Equivalents

The Company may at times invest its excess cash in savings accounts and US Treasury Bills. It classifies all highly liquid investments with stated maturities of three months or less from date of purchase as cash equivalents and all highly liquid investments with stated maturities of greater than three months as marketable securities. The Company holds cash balances in excess of the federally insured limits of $250,000. It deems this credit risk not to be significant as cash is held by three prominent financial institutions in 2019 and 2018. The Company buys and holds short-term US Treasury Bills from Treasury Direct to maturity. US Treasury Bills totaled approximately $10.0 million at September 30, 2019 and December 31, 2018. The remaining $10.6 million and $14.6 million at September 30, 2019 and December 31, 2018, respectively, are on deposit with three notable financial institutions with substantially all of the $10.6 million and $14.6 million with one financial institution. Total cash and cash equivalents held, as reported on the accompanying condensed consolidated balance sheets, totaled approximately $20.6 million and $24.6 million at September 30, 2019 and December 31, 2018, respectively.

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

ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement — This ASU modifies the disclosure requirements on fair value measurements in Topic 820, including the removal, modification to, and addition of certain disclosure requirements. This ASU will be effective for fiscal years beginning after December 15, 2019 with early adoption permitted. The majority of the disclosure changes are to be applied on a prospective basis. The Company does not expect this ASU to have a significant impact on the Company’s fair value disclosures and no future impact is expected to the Company’s condensed consolidated financial statements.

The Company does not believe that other standards, which have been issued but are not yet effective, will have a significant impact on its financial statements.

Note 2. Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period except that it does not include unvested common shares subject to repurchase or cancellation. Diluted net income per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, warrants, restricted shares, and unvested common shares subject to repurchase or cancellation. The dilutive effect of outstanding stock options, restricted shares, restricted stock units, and warrants is not reflected in diluted earnings per share because we incurred net losses for the three months and nine months ended September 30, 2019 and 2018, and the effect of including these potential common shares in the net loss per share calculations would be anti-dilutive and are therefore not included in the calculations.

The following table sets forth the computation of the basic and diluted loss per share (rounded in millions except shares outstanding and per share amounts):

	2019	2018

Numerator:
Net loss attributable to common stockholders	$(9.4)	$(15.5)
Denominator:
Weighted-average common shares outstanding (1)	3,058,797	2,070,934
Basic and diluted net loss per share	$(3.07)	$(7.51)

(1) Weighted average shares used to calculate basic and diluted loss per share reflect the one-for-twelve reverse stock split on October 21, 2019 as described in Note 1.

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

The Company’s equity in losses in excess of its investment are accounted for under the equity method consisted of the following as of September 30, 2019 (rounded in millions):

Investment Name	Ownership Interest	Carrying Amount
Enfission, LLC	50%
Total contributions		$9.1
Less: Share of the loss in investment in Enfission		(9.6)
Total - Equity Method Investment		$(0.5)

The Company invested approximately $9.1 million in Enfission and Framatome invested approximately $2.9 million of equity for the period from January 24, 2018 (date of inception of Enfission) to September 30, 2019. The cash balance in Enfission at September 30, 2019 was approximately $1.2 million. During the nine months ended September 30, 2019, Enfission incurred a loss of approximately $5.4 million, and accordingly, the Company recorded its share of the loss in investment in Enfission, in accordance with the provisions in the joint venture operating agreement, of approximately $3.8 million in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2019.

The Company’s share of the joint venture accumulated losses have exceeded its capital contributions by approximately $0.5 million and as a result, in accordance with equity method accounting, its share of the equity losses in excess of the equity contributions since January 24, 2018 have been recorded as investee loss in excess of investment, under the current liability section of the accompanying balance sheets.

The Company is committed to fund Enfission for its share of Enfission’s liabilities at September 30, 2019. The Company currently expects to continue providing additional equity contributions in 2019 and for the foreseeable future.

Summarized balance sheet information for the Company’s equity method investee Enfission as of September 30, 2019 and December 31, 2018 is presented in the following table (rounded in millions):

	September 30, 2019	December 31, 2018
Assets
Cash	$1.2	$0.7
Other current assets	0.1	0.7
Total assets	$1.3	$1.4

Liabilities and equity
Total liabilities	$2.3	$1.9
Equity	(1.0)	(0.5)
Total liabilities and equity	$1.3	$1.4

Summarized income statement information for the Company’s equity method investee Enfission is presented in the following table for the nine months ended September 30, 2019 and for the period from January 24, 2018 (Date of Inception) to September 30, 2018 (rounded in millions):

	For the Nine Months Ended September 30, 2019	For the period from January 24, 2018 (Date of Inception) to September 30, 2018
Net sales and revenue	$0.0	$0.0
Research and development costs	4.4	3.7
Administrative expenses	1.0	0.8
Total Operating Loss	$5.4	$4.5
Loss from operations	$5.4	$4.5
Net loss	$5.4	$4.5

As of September 30, 2019, and December 31, 2018, the total receivable due from Enfission was approximately $0.6 million and $0.1 million, respectively, which represents consulting fees Lightbridge charged to Enfission and reimbursable expenses paid by Lightbridge on Enfission’s behalf (see Note 8. Related Party Transactions). Based on an evaluation of this equity method investment, we determined that no OTTI has occurred as of September 30, 2019.

Note 4. Accounts Payable and Accrued Liabilities

Accounts payable and accrued expenses consisted of the following (rounded in millions):

	September 30,	December 31,
	2019	2018
Trade payables	$0.1	$0.1
Accrued expenses and other	0.3	0.2
Accrued bonuses	0.8	0.0
Total	$1.2	$0.3

Note 5. Commitments and Contingencies

Commitments

Operating Leases

The Company leases office space for a 12-month term with a monthly payment of approximately $15,000 per month for office rent. The term of the lease extends through December 31, 2019.

The future minimum lease payments required under the non-cancellable operating leases for the remainder of the year total $45,000.

Contingency

Litigation

A former Chief Financial Officer of the Company filed a complaint against the Company with the US Occupational Safety and Health Administration (“OSHA”) on March 9, 2015. This complaint was dismissed by OSHA in January 2018 without any findings against the Company. On March 14, 2018 an appeal was filed. The Company has and will continue to vigorously defend this appeal and believes that this appeal hearing will not result in any findings against the Company. On September 6, 2019, the Company filed a motion for summary decision seeking a decision in its favor as a matter of law. As of September 30, 2019, and December 31, 2018, legal fees of approximately $81,000 and $4,000 were owed, respectively, and are expected to be paid in full by the Company’s insurance carriers.

Note 6. Research and Development Costs

Lightbridge’s total corporate research and development costs, included in the caption research and development expenses in the accompanying condensed consolidated statement of operations amounted to approximately $0.8 million and $0.9 million for the three months ended September 30, 2019 and 2018 and approximately $2.2 million and $2.3 million for the nine months ended September 30, 2019 and 2018, respectively. See Note 8. Related Party Transactions regarding consulting fees charged to Enfission for research and development expenses incurred by Lightbridge on behalf of Enfission.

Note 7. Stockholders’ Equity and Stock-Based Compensation

All common shares, warrants, and stock option amounts and certain market price per share amounts for all periods reported below has been retroactively adjusted to reflect the Company’s one-for-twelve reverse stock split, which was effective October 21, 2019.

At September 30, 2019, there were 3,249,353 common shares outstanding, and there were also outstanding warrants relating to 70,361 shares of common stock, stock options relating to 435,979 shares of common stock, 785,877 shares of Series A convertible preferred stock convertible into 65,490 shares of common stock (plus accrued dividends of $529,929 relating to an additional 16,088 common shares), and 2,666,667 shares of Series B convertible preferred stock convertible into 222,222 shares of common stock (plus accrued dividends of $490,595, relating to an additional 27,255 common shares), all totaling, 4,086,748 shares of common stock and all common stock equivalents, including accrued preferred stock dividends, outstanding at September 30, 2019.

At December 31, 2018, there were 2,738,508 common shares outstanding, and there were also outstanding warrants relating to 70,361 shares of common stock, stock options relating to 467,013 shares of common stock, 813,624 shares of Series A convertible preferred stock convertible into 67,802 shares of common stock (plus accrued dividends of $407,382 relating to an additional 12,367 common shares), and 2,666,667 shares of Series B convertible preferred stock convertible into 222,222 shares of common stock (plus accrued dividends of $262,856, relating to an additional 14,603 common shares), all totaling 3,592,876 shares of common stock and all common stock equivalents, including accrued preferred stock dividends, outstanding at December 31, 2018.

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

On March 30, 2018, the Company entered into an at-the-market issuance sales agreement with B. Riley FBR, Inc. (“B. Riley”) that superseded the prior at-the market agreement with B. Riley (collectively “2018 ATM”), pursuant to which the Company could issue and sell shares of its common stock from time to time through B. Riley as the Company’s sales agent. Effective March 29, 2019, the Company and B. Riley terminated this 2018 ATM agreement.

Sales under the 2019 ATM and under the 2018 ATM for the three months and nine months ended September 30, 2019 were 115,527 shares and 508,063 shares (pre-split: approximately 1.4 million shares and 6.1 million shares), respectively. Net proceeds received from the ATM sales during the three months and nine months ended September 30, 2019 were $0.8 million and $3.8 million, respectively. The Company records its ATM sales on a settlement date basis.

Sales under the 2018 ATM that were made during the three months and nine months ended September 30, 2018 were 147,327 shares and 1,419,204 shares (pre-split: approximately 1.8 million shares and 17.0 million shares), respectively. Net proceeds received from the ATM sales during the three months and nine months ended September 30, 2018 were $1.7 million and $27.6 million, respectively.

Preferred Stock Equity Offerings

Series B Preferred Stock - Securities Purchase Agreement

On January 30, 2018, the Company issued 2,666,667 shares of newly created Non-Voting Series B Convertible Preferred Stock (the “Series B Preferred Stock”) and associated warrants to purchase up to 55,555 shares of the Company’s common stock to the several purchasers for approximately $4.0 million or approximately $1.50 per share of Series B Preferred Stock and associated warrant. Dividends accrue on the Series B Preferred Stock at the rate of 7% per year and will be paid in-kind through an increase in the liquidation preference per share. The liquidation preference, initially $1.50 per share of Series B Preferred Stock, is the base that is also used to determine the number of common shares into which the Series B Preferred Stock will convert as well as the calculation of the 7% dividend. Each share of Series B Preferred Stock is convertible at the option of the holder into such number of shares of the Company’s common stock equal to the liquidation preference divided by the conversion price of $18 per share subject to adjustments in the case of stock splits and stock dividends.

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

The warrants had a per share of common stock exercise price of $22.50. The warrants were exercisable upon issuance and expired six months after issuance on July 30, 2018. Warrants were also issued to the investment bank who introduced these investors, which were subsequently transferred to the principal of the investment bank, entitling the holder to purchase 11,119 common shares in the Company at an exercise price of $18 per share, up to and including January 30, 2021. On February 6, 2017 the Company entered into an agreement with this investment bank. The agreement calls for monthly retainer payments of $15,000, which are credited against any transaction introductory fee earned by the investment bank. This agreement calls for a 7% transaction introductory fee and warrants equal to 5% of the total transaction amount, at a strike price equal to the offering price for a three-year term.

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

The Company has the option of forcing the conversion of all or part of the Series B Preferred Stock if at any time the average closing price of the Company’s common stock for a thirty-trading day period is greater than $65.88 prior to August 2, 2019 or greater than $98.82 at any time. The Company can exercise this option only if it also requires the conversion of the Series A Preferred Stock in the same proportion as it is requiring of the Series B Preferred Stock.

Of the $4 million proceeds, approximately $0.3 million was allocated to the warrants with the remaining $3.7 million allocated to the Series B Preferred Stock. The 2,666,667 Series B Preferred Stock was initially convertible into 222,222 shares of common stock. The average of the high and low market prices of the common stock on January 30, 2018, the date of the closing of the sale of the preferred stock, was approximately $28.08 per share. At $28.08 per share the common stock into which the Series B Preferred Stock was initially convertible was valued at approximately $6.2 million. This amount was compared to the $3.6 million of proceeds allocated to the Series B Preferred Stock to indicate that a BCF of approximately $2.6 million existed at the date of issuance, which was immediately accreted as a deemed dividend because the conversion rights were immediately effective. This deemed dividend is included on the statement of operations for the nine months ended September 30, 2018.

Additionally, comparison of the original $1.50 conversion price prior to the reverse stock split on October 21, 2019 of the PIK dividends to the $2.34 commitment date fair value per share on January 30, 2018 indicates that each PIK dividend will accrete $0.84 of BCF as an additional deemed dividend for every $1.50 of PIK dividend accrued. Total deemed dividends for this PIK dividend for the nine months ended September 30, 2019 and year ended December 31, 2018 were approximately $0.1 million and $0.1 million, respectively.

The accumulated dividend (unpaid) at September 30, 2019 and December 31, 2018 was approximately $0.5 million and $0.3 million, respectively. The Series B Preferred Shares outstanding as of September 30, 2019 was 2,666,667 shares with an aggregate liquidation preference of approximately $4.5 million, including accumulated dividends, while the Series B Preferred Shares outstanding as of December 31, 2018 was 2,666,667 shares with an aggregate liquidation preference of approximately $4.3 million, including accumulated dividends.

Series A Preferred Stock - Securities Purchase Agreement

On August 2, 2016, the Company issued 1,020,000 shares of newly created Non-Voting Series A Convertible Preferred Stock (the “Series A Preferred Stock”) to General International Holdings, Inc. for $2.8 million or approximately $2.75 per share. Dividends accrue on the Series A Preferred Stock at the rate of 7% per year and will be paid in-kind through an increase in the liquidation preference per share. The liquidation preference, initially $2.7451 per share of Series A Preferred Stock, is the base that is also used to determine the number of common shares into which the Series A Preferred Stock will convert as well as the calculation of the 7% dividend. Each share of Series A Preferred Stock is convertible at the option of the holder into such number of shares of the Company’s common stock equal to the liquidation preference divided by the conversion price of $32.94 per share subject to adjustments in the case of stock splits and stock dividends.

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

The Company has the option of forcing the conversion of the Series A Preferred Stock if the trading price for the Company’s common stock is more than two times the applicable conversion price (approximately $32.94 per share) before the third anniversary of the issuance of the Series A Preferred Stock, or if the trading price is more than three times the applicable conversion price following the third anniversary of issuance. The Company may also redeem the Series A Preferred Stock following the third anniversary of the issuance.

The Series A Preferred Stock was initially convertible into 1,020,000 shares of common stock (now convertible into 85,000 common shares when adjusted for the one-for-twelve reverse stock split on October 21, 2019). The average of the high and low market prices of the common stock on August 6, 2016, the date of the closing of the sale of the Series A Preferred Stock, was approximately $39.78 per share. At $39.78 per share the common stock into which the Series A Preferred Stock was initially convertible was valued at approximately $3.4 million. This amount was compared to the $2.8 million of proceeds of the Series A Preferred Stock to indicate that a BCF of approximately $0.6 million existed at the date of issuance in 2016, which was immediately accreted as a deemed dividend because the conversion rights were immediately effective.

Additionally, comparison of the $2.7451, original conversion price of the PIK dividends prior to the one-for-twelve reverse stock split on October 21, 2019, to the $3.315 commitment date fair value per share indicates that each PIK dividend will accrete $0.5699 of BCF as an additional deemed dividend for every $2.7451 of PIK dividend accrued. Total deemed dividends for this PIK dividend for the nine months ended September 30, 2019 and year ended December 31, 2018 were approximately $29,000 and $41,000, respectively.

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

On April 30, 2018, the holder of the Series A Preferred Shares converted 111,260 preferred shares into 10,407 common shares.

On September 30, 2018, the holder of the Series A Preferred Shares were issued 61 common shares in payment of the dividend for the month of April 2018. On the same date, the holder of the Series A Preferred Shares converted 95,116 preferred shares into 9,211 common shares.

On April 16, 2019, the holder of the Series A Preferred Shares converted 27,747 preferred shares into the 2,782 common shares.

The accumulated dividend (unpaid) at September 30, 2019 and December 31, 2018 was approximately $0.5 million and $0.4 million, respectively. The Series A Preferred Shares outstanding as of September 30, 2019 was 785,877 shares with an aggregate liquidation preference of approximately $2.7 million, including accumulated dividends, while the Series A Preferred Shares outstanding as of December 31, 2018 was 813,624 shares with an aggregate liquidation preference of approximately $2.6 million, including accumulated dividends.

Warrants

	September 30,	December 31,
Outstanding Warrants	2019	2018
Issued to Investors on October 25, 2013, entitling the holders to purchase 20,833 common shares in the Company at an exercise price of $138.00 per common share up to and including April 24, 2021. In 2016, 4,954 of these warrants were exchanged for common stock, and all remaining warrant holders agreed to new warrant terms, which excluded any potential net cash settlement provisions in exchange for a reduced exercise price of $75.00 per share.	13,665	13,665

Issued to Investors on November 17, 2014, entitling the holders to purchase 45,577 common shares in the Company at an exercise price of $138.60 per common share up to and including May 16, 2022. On June 30, 2016, the warrant holders agreed to new warrant terms, which excluded any potential net cash settlement provisions in order to classify them as equity in exchange for a reduced exercise price of $75.00 per share.	45,577	45,577

Issued to an investment bank and subsequently transferred to a principal of the investment bank regarding the Series B Preferred Stock investment on January 30, 2018, entitling the holder to purchase 11,119 common shares in the Company at an exercise price of $18.00 per share, up to and including January 30, 2021.	11,119	11,119
Total	70,361	70,361

Stock-based Compensation – Stock Options

2015 Equity Incentive Plan

On March 25, 2015, the Compensation Committee and Board of Directors approved the Lightbridge Corporation 2015 Equity Incentive Plan (the “2015 Plan”) to authorize grants of (a) Incentive Stock Options, (b) Non-qualified Stock Options, (c) Stock Appreciation Rights, (d) Restricted Awards, (e) Performance Share Awards, and (f) Performance Compensation Awards to the employees, consultants, and directors of the Company. The shares available for award under the 2015 plan are subject to equitable adjustment for the October 21, 2019 reverse stock split described in Note 1. The 2015 Plan initially authorized a total of 50,000 shares to be available for grant under the 2015 Plan, of which the amount was increased to 116,667 shares in May 2016, 241,667 shares in May 2017, and 525,000 shares in May 2018.

Total stock options outstanding at September 30, 2019 and December 31, 2018 under the 2006 Stock Plan and 2015 Plan were 435,979 and 467,013, of which 351,108 and 327,928 of these options were vested at September 30, 2019 and December 31, 2018, respectively.

The components of stock-based compensation expense included in the Company’s condensed consolidated statements of operations for the three months and nine months ended September 30, 2019 and 2018 are as follows (rounded in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Research and development expenses	$-	$162,000	$284,000	$728,000
General and administrative expenses	20,000	368,000	308,000	1,223,000
Total stock-based compensation expense	$20,000	$530,000	$592,000	$1,951,000

Long-Term Non-Qualified Option Grants

In August 2018, the Compensation Committee of the Board of Directors granted long-term non-qualified stock options relating to 146,066 shares to employees, consultants, and directors of the Company. These stock options have a strike price of $10.80. Out of this total, approximately 128,355 stock options were issued to employees and consultants. These non-qualified stock options contain service, performance, and market conditions of which one must be achieved in order for the options to vest. The service condition vests one-third annually over a 3-year period with accelerated vesting of these options occurring upon applicable performance or market conditions being satisfied by certain milestone dates. Accelerated vesting of these option grants to employees and consultants would occur upon achievement of either of the following performance and market-based milestones:

1.	The Company’s closing stock price is above $36 per share for 10 consecutive trading days by December 31, 2019.

2.	The Company secures at least $5 million of funding from the Department of Energy by June 30, 2019.

The remaining approximately 17,711 stock options were service based options issued to the directors of the Company that vest over a one-year period on the anniversary date of the grant. All options granted have a 10-year contractual term.

In accordance with ASC 718, awards with service, market and performance conditions for the employees and consultants were assigned a fair value of $8.28 per share and the awards with service conditions for the directors of the Company were assigned a fair value of $8.40 per share (total value of $1.2 million). The value was determined using a Monte Carlo simulation. The following assumptions were used in the Monte Carlo simulation model:

Expected volatility		90%
Risk free interest rate		2.84%
Dividend yield rate		0%
Weighted average years	0.82	years
Closing price per share – common stock		$10.56

The weighted average years remaining of expected life was itself calculated based on a Monte Carlo simulation under which it was assumed that the options would be exercised, if vested, when the stock reached a price of $54, otherwise they would be exercised at expiration, if in the money. The Company determined that it was not probable that the outcome of the above performance-based milestone (i.e., DOE funding) would be met prior to the annual vesting dates. In accordance with ASC 718-10-55-104 the Company then based the amortization period for the compensation expense on the shorter of the explicit service periods or the “derived service period” based solely on the market condition.

Stock option transactions to the employees, directors and consultants are summarized as follows for the nine months ended September 30, 2019:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Beginning of the period	467,013	$32.64	$23.52
Granted	4,246	8.28	5.89
Exercised	—	—	—
Forfeited	(18,175)	34.32	25.56
Expired	(17,105)	191.78	147.21
End of the period	435,979	$26.15	$18.40

Options exercisable	351,108	$29.88	$20.85

Stock option transactions of the employees, directors, and consultants are summarized as follows for the year ended December 31, 2018:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Beginning of the year	331,407	$42.96	$29.88
Granted	148,704	10.80	8.40
Exercised	—	—	—
Forfeited	(11,998)	13.20	9.96
Expired	(1,100)	367.20	253.56
End of the year	467,013	$32.64	$23.52

Options exercisable	327,928	$42.00	$29.88

A summary of the status of the Company’s non-vested options as of September 30, 2019 and December 31, 2018, and changes during the year ended December 31, 2018 and the nine months ended September 30, 2019, is presented below:

	Shares	Weighted- Average Fair Value Grant Date	Weighted Average Exercise Price

Non-vested – December 31, 2017	128,561	$13.20	$18.96
Granted	148,705	8.40	10.80
Vested	(126,183)	15.24	18.96
Forfeited	(11,998)	9.96	13.20
Non-vested – December 31, 2018	139,085	$6.48	$10.92

Granted	4,246	5.89	8.28
Vested	(58,460)	8.37	10.86
Forfeited	—	—	—
Non-vested – September 30, 2019	84,871	$5.16	$10.73

The above tables include options issued and outstanding as of September 30, 2019 as follows:

i)	A total of 9,636 non-qualified 10-year options have been issued, and are outstanding, to advisory board members at exercise prices of $8.28 to $336.60 per share.

ii)

A total of 391,915 incentive stock options and non-qualified 10-year options have been issued, and are outstanding, to the directors, officers, and employees at exercise prices of $10.80 to $519.00 per share. From this total, 112,968 options are outstanding to the Chief Executive Officer, who is also a director, with remaining contractual lives of 0.4 years to 8.9 years. All other options issued to directors, officers, and employees have a remaining contractual life ranging from 0.4 years to 8.9 years.

iii)	A total of 34,428 non-qualified 3-10-year options have been issued, and are outstanding, to consultants at exercise prices of $10.80 to $519.00 per share.

As of September 30, 2019, there was approximately $47,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of approximately 2.28 years. For stock options outstanding at September 30, 2019, the intrinsic value was $2,000. For stock options outstanding at December 31, 2018, the intrinsic value was $0.

The following table provides certain information with respect to the above-referenced stock options that were outstanding and exercisable at September 30, 2019:

	Stock Options Outstanding			Stock Options Vested
	Weighted			Weighted
	Average			Average
	Remaining		Weighted	Remaining		Weighted
	Contractual	Number	Average	Contractual	Number	Average
	Life	of	Exercise	Life	of	Exercise
Exercise Prices	-Years	Awards	Price	-Years	Awards	Price

$8.28-$12.48	8.88	138,947	$10.72	8.85	56,708	$10.80
$12.49-$24.00	7.82	199,766	$14.19	7.81	197,134	$14.21
$24.01-$72.00	6.14	65,310	$55.07	6.14	65,310	$55.07
$72.01-$240.00	4.74	28,995	$75.50	4.74	28,995	$75.50
$240.01-$519.00	0.88	2,961	$435.71	0.88	2,961	$435.71
Total	7.66	435,979	$26.15	7.36	351,108	$29.88

The following table provides certain information with respect to the above-referenced stock options that were outstanding and exercisable at December 31, 2018:

	Stock Options Outstanding			Stock Options Vested
	Weighted			Weighted
	Average			Average
	Remaining		Weighted	Remaining		Weighted
	Contractual	Number	Average	Contractual	Number	Average
	Life	of	Exercise	Life	of	Exercise
Exercise Prices	-Years	Awards	Price	-Years	Awards	Price

$10.80-$12.48	9.60	134,700	$10.80	—	—	$—
$12.49-$24.00	8.57	213,361	$14.16	8.56	208,976	$14.16
$24.01-$72.00	6.86	67,799	$55.08	6.86	67,799	$55.08
$72.01-$240.00	4.16	41,778	$89.76	4.16	41,778	$89.76
$240.01-$519.00	0.72	9,375	$353.52	0.72	9,375	$353.52
Total	8.07	467,013	$32.64	7.42	327,928	$42.00

Note 8. Related Party Transactions

The Company invested approximately $0 and $3.5 million in Enfission during the three months and nine months ended September 30, 2019, respectively. The total administrative consulting services was $0.3 million for the nine months ended September 30, 2019. This $0.3 million amount charged to Enfission was recorded as a $150,000 reduction of general and administrative expenses and a $150,000 reduction of research and development expenses.

The Company also provided research and development consulting services and management services to Enfission. The total consulting services income was $0.2 million for the three months ended September 30, 2019 and 2018, and $0.9 million and $0.8 million for the nine months ended September 30, 2019 and 2018, respectively, recorded under “Other income from joint venture” in the accompanying condensed consolidated statement of operations.

As of September 30, 2019, and December 31, 2018, the total receivable due from Enfission was approximately $0.6 million and $0.1 million, respectively, which represents consulting fees Lightbridge charged to Enfission and reimbursable expenses paid by Lightbridge on Enfission’s behalf.

Note 9. Subsequent Events

Conversion of Series A Preferred Shares to Common Shares

On October 8, 2019, the holder of the Series A Preferred Shares converted 28,107 preferred shares into 2,922 common shares.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. We use words such as “believe”, “expect”, “anticipate”, “project”, “target”, “plan”, “optimistic”, “intend”, “aim”, “will”, or similar expressions, which are intended to identify forward-looking statements. Such statements include, among others:

•	those concerning market and business segment growth, demand, and acceptance of our nuclear fuel technology;

•	any statements regarding possible changes to our joint venture with Framatome;

•	any projections of sales, earnings, revenue, margins, or other financial items;

•	any statements of the plans, strategies, and objectives of management for future operations and the timing of the development of our nuclear fuel technology;

•	any statements regarding future economic conditions or performance;

•	uncertainties related to conducting business in foreign countries;

•	any statements about future financings and liquidity; and

•	all assumptions, expectations, predictions, intentions, or beliefs about future events.

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

This MD&A consists of the following sections:

•	Overview of Our Business and recent developments — a general overview of our business and updates;

•	Critical Accounting Policies and Estimates — a discussion of accounting policies that require critical judgments and estimates;

•	Operations Review — an analysis of our condensed consolidated results of operations for the periods presented in our condensed consolidated financial statements; and

•	Liquidity, Capital Resources, and Financial Position — an analysis of our cash flows, and an overview of our financial position.

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

We have built a significant portfolio of patents reflecting years of research and development, and we anticipate substantial completion of our research efforts and the testing of our fuel through Enfission.

From 2008 to 2018, we also had a nuclear consulting business segment, which provided early funding for our metallic nuclear fuel development efforts. We discontinued our consulting business segment in 2018; however, we may opportunistically provide nuclear power consulting and strategic advisory services to commercial and governmental entities worldwide.

Enfission, LLC

On January 24, 2018 we formed Enfission, LLC (“Enfission”), a 50/50 joint venture with Framatome Inc., to develop, license, manufacture, and sell nuclear fuel assemblies based on Lightbridge-designed metallic fuel technology and other advanced nuclear fuel intellectual property. Framatome Inc. is a wholly-owned US subsidiary of Framatome SAS, which we refer to individually or collectively in this report, together with their affiliates, as Framatome. Framatome is a global leader in designing, manufacturing, and installing components and fuel for nuclear power plants, and Framatome offers a full range of reactor services.

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

Enfission has entered into a phase of the fuel development project that will require both parties of the Enfission joint venture to agree on the future direction of the project and the joint venture. Lightbridge and Framatome have engaged in discussions about possible amendments to the agreements serving as the foundation for the joint venture, which agreements are described below under “—Agreements with Enfission and Framatome.” The Company believes that the proposed amendments may be necessary for the joint venture parties to come to an agreement regarding budget commitments for fiscal years 2019 and 2020, which have not yet been agreed between the parties. In addition, Lightbridge has raised certain issues concerning compliance with the terms of the existing joint venture agreements with Framatome. Negotiations remain ongoing, and there can be no assurance that the joint venture parties will amend the joint venture agreements, resolve issues related to compliance with the existing agreements, or agree on budget commitments, including for the current year. If Lightbridge and Framatome are unable to resolve these matters, future development work will likely be scaled back or delayed, and the goals of the joint venture could be frustrated.

Lightbridge and Enfission’s principal executive offices are located at 11710 Plaza America Drive, Suite 2000, Reston, Virginia 20190 USA.

Ownership and Management of Enfission

Lightbridge owns 50 percent of Enfission’s Class A voting membership units and Framatome owns the other 50 percent. Any distributions will be first allocated to cause the capital accounts of the initial members to be equal, then allocated on a 50/50 basis. Lightbridge and Framatome each provided certain intellectual property to Enfission. Certain additional capital contributions made by Lightbridge and Framatome will partly be in the form of exclusive license rights to intellectual property developed pursuant to a research and development services agreement with Enfission.

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

The Company plans to conduct the initial testing and demonstration of its advanced metallic nuclear fuel in the United States.

Recent Research and Development Advancements

•	Demonstrated co-extrusion manufacturing process using surrogate materials to full commercial length for large light water reactors (12-ft long), as well as for small modular reactors (6-ft long). The surrogate materials were designed to simulate the flow stresses, temperatures and extrusion pressures expected in the manufacture of the Lightbridge Fuel™ rods utilizing a uranium-zirconium alloy.

•	Defined lead test rod (LTR) high-level design requirements. This is key input for the technical scope of an LTR contract with a host utility.

•	Completed critical heat flux (CHF) performance evaluation of the LTR. CHF is a critical element of thermal-hydraulic design and safety evaluations.

•	Completed neutronics analysis of baseline fuel assembly behavior. This is a necessary step before a neutronics analysis of the entire core can be performed.

Future Steps Toward the Development and Sale of Nuclear Fuel Assemblies

In the near-term, Enfission will seek to enter into a lead test rod agreement with a US electric utility within the next several months. Enfission plans to enter into an agreement to manufacture fuel material samples for test reactor irradiation over the next 12 months. Please see Item 1A, Risk Factors in our Annual Report on Form 10-K filed on March 29, 2019 for a discussion of certain risks that may delay or impair such developments including without limitation the availability of financing, reliance on cooperation from Framatome within Enfission, and the many risks inherent in developing a new type of nuclear fuel. The Company has entered into a phase of the fuel development project that will require both parties of the Enfission joint venture to agree on the future direction of the project, in order for the fuel development project in Enfission to move forward and discussions between the Company and Framatome are ongoing about the future direction of the joint venture. In particular, the joint venture parties are still negotiating a budget commitment for the remainder of fiscal year 2019 and fiscal year 2020 and future development work could be scaled back or delayed until the parties agree on a budget commitment with an associated scope of work.

The long-term milestones towards Enfission’s development and sale of nuclear fuel assemblies include, among other things, developing the capacity and know-how to fabricate lead test assemblies incorporating our nuclear fuel technology, irradiating material samples, performing out-of-reactor corrosion experiments, and demonstrating operation of lead test rods and/or lead test assemblies in commercial reactors. Beyond the near-term developments discussed above, there is inherent uncertainty in the cost and outcomes of the many steps needed for successful deployment of our fuel in commercial nuclear reactors, which makes it difficult to predict the timing of the commercialization of our nuclear fuel technology with any accuracy. Going forward, we intend to disclose estimated timing concerning particular developments as we develop greater visibility into such developments.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make a variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. For a discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our financial statements, please see “Critical Accounting Policies and Estimates” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed on March 29, 2019. There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2019.

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

Condensed Consolidated Results of Operations – Three Months Ended September 30, 2019 and 2018

The following table presents our historical operating results and the increase (decrease) in amounts for the periods indicated:

	Three Months Ended		Increase	Increase
	September 30,		(Decrease)	(Decrease)
	2019	2018	Change $	Change %

Revenues	$—	$—	$—	—

Operating Expenses
General and administrative expenses	$1,463,568	$1,889,401	$(425,833)	-23%
Research and development expenses	$751,473	$864,060	$(112,587)	-13%
Total Operating Expenses	$2,215,041	$2,753,461	$(538,420)	-20%

Other Operating Income and (Loss)
Other income from joint venture	$247,568	$203,180	$44,388	22%
Equity in loss from joint venture	$(555,113)	$(1,743,340)	$(1,188,227)	-68%
Total Other Operating Income and (Loss)	$(307,545)	$(1,540,160)	$(1,232,615)	-80%

Total Operating Loss	$(2,522,586)	$(4,293,621)	$(1,771,035)	-41%

Other Income and (Expenses)	$81,172	$79,035	$2,137	3%

Net loss - before income taxes	$(2,441,414)	$(4,214,586)	$(1,773,172)	-42%

Net loss	$(2,441,414)	$(4,214,586)	$(1,773,172)	-42%

Revenue

The market for nuclear industry consulting services is competitive, fragmented, and subject to rapid change. Our main business is developing our nuclear fuel. We may pursue some consulting services opportunities in the future, but we have further increased the focus and resources of the Company to the fuel division and away from consulting. There was no revenue for the three months ended September 30, 2019 and 2018.

General and Administrative Expenses

General and administrative expenses consist mostly of compensation and related costs for personnel and facilities, stock-based compensation, finance, human resources, information technology, and fees for consulting and other professional services. Professional services are principally comprised of legal, audit, strategic advisory services, and outsourcing services.

Total general and administrative expenses decreased by approximately $0.4 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. There was a decrease in stock-based compensation of approximately $0.3 million due to the decrease in stock option expense for prior stock option awards, and a decrease in professional fees of approximately $0.2 million due to decrease in legal fees, accounting fees and other professional fees, which was offset by an increase in employee compensation and employee benefits of approximately $0.1 million due to an increase in the number of employees and employee compensation. Total stock-based compensation included in general and administrative expenses was approximately $20,000 and $368,000 for the three months ended September 30, 2019 and 2018, respectively.

See Note 7. Stockholders’ Equity and Stock-Based Compensation of the Notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information regarding our stock-based compensation.

Research and Development

Corporate research and development expenses consist primarily of compensation and related fringe benefits including stock-based compensation and related allocable overhead costs for the research and development of our fuel, including work performed and billed to our Enfission joint venture. Total research and development expenses decreased by approximately $0.1 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018.

There was a decrease in professional fees of approximately $0.1 million and a decrease in stock-based compensation of approximately $0.2 million, which was offset by an increase in employee compensation and employee benefits in supporting research and development activities for Enfission of approximately $0.2 million. Total stock-based compensation included in research and development expenses was approximately $0 and $0.2 million for the three months ended September 30, 2019 and 2018, respectively.

Due to the nature of these research and development expenditures, cost and schedule estimates are inherently uncertain and can vary significantly as new information and the outcome of these research and development activities become available.

Other Operating Income and (Loss) – Related Party

Reported in other operating income is other income for activities performed by our employees and consultants billed to the Enfission joint venture for research and development work and our share of the allocated loss in Enfission. Total other operating income and (loss) decreased by approximately $1.2 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018.

Other income from joint venture for the three months ended September 30, 2019 and 2018 was approximately $0.2 million. As of September 30, 2019, approximately 76% of the total Enfission cash inflow or capital contributions into Enfission were funded by Lightbridge (approximately $9.1 million) and the remaining 24% was funded as capital contributions into Enfission from Framatome (approximately $2.9 million).

Equity in loss from joint venture for the three months ended September 30, 2019 and 2018 were approximately $0.5 million and $1.7 million, respectively, which consists of our share of the allocated loss in Enfission. The decrease in the share of loss in Enfission was due to less research and development expenses incurred by Enfission and a decrease in the loss allocated to Lightbridge for the quarter ended September 30, 2019.

Other Income (Expenses)

Other income for the three months ended September 30, 2019 and 2018 were approximately $0.1 million, which consists of interest income generated from the interest earned from the purchase of treasury bills and from our bank savings account for the three months ended September 30, 2019 and 2018.

Provision for Income Taxes

We incurred a pre-tax net loss for both 2019 and 2018. We reviewed all sources of income for purposes of recognizing the deferred tax assets and concluded a full valuation allowance for 2019 and 2018 was necessary. Therefore, we did not have a provision for taxes for the three months ended September 30, 2019 and 2018.

Condensed Consolidated Results of Operations – Nine Months Ended September 30, 2019 and 2018

The following table presents our historical operating results and the increase (decrease) in amounts for the periods indicated:

	Nine Months Ended		Increase	Increase
	September 30,		(Decrease)	(Decrease)
	2019	2018	Change $	Change %

Revenues	$—	$—	$—	—

Operating Expenses
General and administrative expenses	$4,051,484	$5,566,022	$(1,514,538)	-27%
Research and development expenses	$2,218,826	$2,313,124	$(94,298)	-4%
Total Operating Expenses	$6,270,310	$7,879,146	$(1,608,836)	-20%

Other Operating Income and (Loss)
Other income from joint venture	$908,224	$790,554	$117,670	15%
Equity in loss from joint venture	$(3,812,463)	$(4,545,112)	$(732,649)	-16%
Total Other Operating Income and (Loss)	$(2,904,239)	$(3,754,558)	$(850,319)	-23%

Total Operating Loss	$(9,174,549)	$(11,633,704)	$(2,459,155)	-21%

Other Income and (Expenses)	$315,691	$(819,382)	$1,135,073	139%

Net loss - before income taxes	$(8,858,858)	$(12,453,086)	$(3,594,228)	-29%

Net loss	$(8,858,858)	$(12,453,086)	$(3,594,228)	-29%

Revenue

The market for nuclear industry consulting services is competitive, fragmented, and subject to rapid change. Our main business is developing our nuclear fuel. We may pursue some consulting services opportunities in the future, but we have further increased the focus and resources of the Company to the fuel division and away from consulting. There was no revenue for the nine months ended September 30, 2019 and 2018.

General and Administrative Expenses

General and administrative expenses consist mostly of compensation and related costs for personnel and facilities, stock-based compensation, finance, human resources, information technology, and fees for consulting and other professional services. Professional services are principally comprised of legal, audit, strategic advisory services, and outsourcing services.

Total general and administrative expenses decreased by approximately $1.5 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. There was a decrease in stock-based compensation of approximately $0.9 million due to the acceleration of the vesting of stock options awarded in 2018, and a decrease in professional fees of approximately $0.8 million due to decrease in legal fees, accounting fees and other professional fees, which was offset by an increase in employee compensation and employee benefits of approximately $0.2 million due to an increase in the number of employees and employee compensation. Total stock-based compensation included in general and administrative expenses was approximately $0.3 million and $1.2 million for the nine months ended September 30, 2019 and 2018, respectively.

See Note 7. Stockholders’ Equity and Stock-Based Compensation of the Notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information regarding our stock-based compensation.

Research and Development

Corporate research and development expenses consist primarily of compensation and related fringe benefits including stock-based compensation and related allocable overhead costs for the research and development of our fuel, including work performed and billed to our Enfission joint venture. Total research and development expenses decreased by approximately $0.1 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018.

There was a decrease in stock-based compensation of approximately $0.4 million, which was offset by an increase in consulting fees in supporting research and development activities for Enfission of approximately $0.2 million and an increase in employee compensation and employee benefits in supporting research and development activities for Enfission of approximately $0.1 million. Total stock-based compensation included in research and development expenses was approximately $0.3 million and $0.7 million for the nine months ended September 30, 2019 and 2018, respectively.

Due to the nature of these research and development expenditures, cost and schedule estimates are inherently uncertain and can vary significantly as new information and the outcome of these research and development activities become available.

Other Operating Income and (Loss) – Related Party

Reported in other operating income is other income for activities performed by our employees and consultants billed to the Enfission joint venture for research and development work and our share of the allocated loss in Enfission. Total other operating income and (loss) decreased by approximately $0.9 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018.

Other income from joint venture for the nine months ended September 30, 2019 and 2018 were approximately $0.9 million and $0.8 million, respectively. Equity in loss from joint venture for the nine months ended September 30, 2019 and 2018 were $3.8 million and $4.5 million, respectively, which consists of our share of the allocated loss in Enfission. The decrease in the share of loss in Enfission was due to less research and development expenses incurred by Enfission and a decrease in the loss allocated to Lightbridge for the nine months ended September 30, 2019.

Other Income (Expenses)

There was a net decrease in other expenses of approximately $1.1 million. This change was due to a decrease in amortization of deferred financing costs of approximately $1.0 million due to the write-off of the deferred financing costs in the first quarter of 2018 for the expired equity line option agreement, and an increase of $0.1 million in interest income generated from the interest earned from the purchase of treasury bills and from our bank savings account for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018.

Provision for Income Taxes

We incurred a pre-tax net loss for both 2019 and 2018. We reviewed all sources of income for purposes of recognizing the deferred tax assets and concluded a full valuation allowance for 2019 and 2018 was necessary. Therefore, we did not have a provision for taxes for the nine months ended September 30, 2019 and 2018.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

At September 30, 2019, we had cash and cash equivalents of approximately $20.6 million, as compared to approximately $24.6 million at December 31, 2018, a $4.0 million decrease in cash and cash equivalents. The cash inflow of approximately $3.8 million resulted from net proceeds from the sale of approximately 0.5 million shares of common stock during the nine months ended September 30, 2019. This cash inflow was offset by net cash used in operating activities of approximately $4.1 million and our cash used in investing activities for our capital investment in Enfission and patent filing costs of approximately $3.7 million. We used cash during the nine months ended September 30, 2019 primarily to fund our research and development expenses and general and administrative expenses. We did not have any consulting revenue for the nine months ended September 30, 2019 and presently do not expect to have consulting revenue for the next 12 months.

We currently project a negative cash flow from operations averaging approximately $0.8 million per month for our general and administrative and corporate research and development expenses for total expected expenditures of approximately $9.6 million for the next 12 months. In addition, we currently anticipate the amount of cash outlays to Enfission and third parties for research and development expenditures for our nuclear fuel products to be approximately $6 million to $8 million over the next 12 to 15 months. The Company believes that its current financial resources, as of the date of the issuance of the accompanying financial statements, are sufficient to fund its current 12 month operating budget, alleviating the substantial doubt raised by our historical operating results and satisfying our estimated liquidity needs 12 months from the issuance of the accompanying financial statements.

We can provide no assurances about meeting our budgeted expenditures regarding our future research and development efforts for the next 12 months and beyond, as well as predicting future market trends in nuclear that can affect the future sale of our nuclear fuel. Furthermore, any negative results from our research and development may require us to increase our research and development spending to achieve our desired milestones in developing our nuclear fuel. Presently, we fund substantially all of the cash that is required for the research and development activities to be conducted in Enfission. These additional capital needs relate to the development, manufacturing, and commercialization of our nuclear fuel assemblies. We have the ability to delay incurring certain operating expenses in the next 12 to 15 months, which could reduce our cash flow shortfall, if needed.

To maintain our Nasdaq listing, we executed a one-for-twelve reverse stock split of our issued and outstanding common stock, which became effective on October 21, 2019. On November 4, 2019, we received written notification from the Nasdaq Listing Qualifications Staff indicating that we regained compliance with the minimum bid price requirement for continued listing on the Nasdaq Capital Market. The current primary sources of cash available to us for the next 12 months are potential funding from equity investments, including our 2019 ATM. We have no debt or debt credit lines and we have financed our operations to date through our prior years’ consulting revenue margins and the sale of our preferred stock and common stock. Management believes that public or private equity investments will be available in the future, however adverse market conditions in our common stock price and trading volume, as well as other factors could substantially impair our ability to raise capital in the future.

Short-Term and Long-Term Liquidity Sources

As discussed above, we will seek new financing bringing us additional sources of capital, depending on the capital market conditions of our common stock, over the next 12 months. There can be no assurance that these additional sources of capital will be made available to us. The primary potential sources of cash that may be available to us are as follows:

•	Equity or debt investment from third party investors in Lightbridge or Enfission; and

•	Strategic investment to support the remaining research and development activities required to further enhance and complete the development of our fuel products to a commercial stage.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating such controls and procedures, the Company recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2019 due to the material weakness in internal control over financial reporting described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the preparation of our unaudited condensed consolidated financial statements included elsewhere herein, we identified a material weakness in internal control over financial reporting. Specifically, we did not design an effective control to review the equity method investment balance as it relates to the review of the allocation of our proportionate share of the equity loss reported in our investee’s (Enfission) financial statements.

This material weakness resulted in a material error correction related to the equity method investment presented in our condensed consolidated balance sheets and condensed consolidated statements of loss and shareholders’ equity for the period ended September 30, 2019. Notwithstanding the material weakness, there were no restatements of prior period financial statements, and no changes in previously released financial results were required as a result of the material weakness.

Remediation

Our management has been enhancing our existing control process that entails a detailed review of the allocation of our proportionate share of the equity loss reported in our investee’s (Enfission) financial statements to the financial statement balances of our investee. We expect that the remediation of the material weakness will be completed by the end of fiscal 2019.

Changes in Internal Control Over Financial Reporting

Other than the changes resulting from the remediation activities described above, there were no changes in the Company’s internal control over financial reporting during the third quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation of Lightbridge Corporation, as amended through October 21, 2019

31.1	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Accounting Officer

32	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTBRIDGE CORPORATION

Date: November 5, 2019	By:	/s/ Seth Grae
Name: Seth Grae
Title: President, Chief Executive Officer and
Director
(Principal Executive Officer)

	By:	/s/ Larry Goldman
Name: Larry Goldman
Title: Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

