Form 10-K
period 2019-12-31
LIGHTBRIDGE Corp
filed 2020-03-18
CIK 1084554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

(571) 730-1200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	LTBR	The Nasdaq Capital Market

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

At June 30, 2019, the aggregate market value of shares held by non-affiliates of the registrant (based upon the closing sale price of such shares on the Nasdaq Capital Market on June 30, 2019) was $24,657,692.

At March 2, 2020 there were 3,304,526 shares of the registrant’s common stock issued and outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

LIGHTBRIDGE CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

FORWARD-LOOKING STATEMENTS

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. We use words such as “believe”, “expect”, “anticipate”, “project”, “target”, “plan”, “optimistic”, “intend”, “aim”, “will”, or similar expressions, which are intended to identify forward-looking statements. Such statements include, among others:

•	those concerning market and business segment growth, demand, and acceptance of our nuclear fuel technology and other steps to commercialization of Lightbridge Fuel™;

•	any projections of sales, earnings, revenue, margins, or other financial items;

•	any statements of the plans, strategies, and objectives of management for future operations and the timing and outcome of the development of our nuclear fuel technology;

•	any statements regarding future economic conditions or performance;

•	uncertainties related to conducting business in foreign countries;

•	any statements about future financings and liquidity the Company’s anticipated financial resources and position; and

•	all assumptions, expectations, predictions, intentions, or beliefs about future events and other statements that are not historical facts.

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

•

the dissolution of our joint venture with Framatome Inc. (“Enfission, LLC”), including associated costs and the timing of the dissolution, our ability to conduct research and development activities in the future within the scope of operations of the joint venture and our retention of certain intellectual property used in the joint venture;

•	our ability to attract new customers;

•	our ability to employ and retain qualified employees and consultants that have experience in the nuclear industry;

•	competition and competitive factors in the markets in which we compete;

•	public perception of nuclear energy generally;

•	changes in laws, rules, and regulations governing our business;

•	development and utilization of, and challenges to, our intellectual property;

•	potential and contingent liabilities; and

•	the other risks identified in Item 1A. Risk Factors included herein.

Most of these factors are beyond our ability to predict or control and you should not put undue reliance on any forward-looking statement. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. Forward-looking statements speak only as of the date on which they are made. The Company assumes no obligation and does not intend to update these forward-looking statements for any reason after the date of the filing of this annual report, to conform these statements to actual results or to changes in our expectations, except as required by law.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

When used in this Annual Report on Form 10-K, the terms “Lightbridge”, the “Company”, “we”, “our”, and “us” refer to Lightbridge Corporation together with its wholly-owned subsidiaries Lightbridge International Holding LLC and Thorium Power Inc. Lightbridge’s principal executive offices are located at 11710 Plaza America Drive, Suite 2000, Reston, Virginia 20190 USA.

Overview

We are an innovative nuclear fuel technology company. Our goal is to develop and commercialize the next generation of nuclear fuel that could significantly improve the economics, safety, and proliferation resistance of nuclear fuel in existing and new nuclear reactors, large and small, with a meaningful impact on addressing climate change and air pollution. We project that the world’s energy and climate needs can only be met if nuclear power’s share of the energy-generating mix grows substantially.

We believe our metallic fuel offers significant economic and safety benefits over traditional fuel, primarily because of the superior heat transfer properties of all-metal fuel and the resulting lower operating temperature of the fuel. We also believe that uprating a reactor with Lightbridge Fuel™ will add incremental electricity at a lower levelized cost than any other means of generating baseload electric power, including any renewable, fossil, or hydroelectric energy source, or with any other nuclear fuel.

We have built a significant portfolio of patents reflecting years of research and development, and we anticipate substantial completion of our research efforts in the coming years and the testing of our fuel through third party vendors and others, including United States national laboratories.

Our Nuclear Fuel

Since 2008, we have been engaged in the design and development of proprietary, innovative nuclear fuels to improve the cost competitiveness, safety, proliferation resistance and performance of nuclear power generation. In 2010, we announced the concept of all-metal fuel (i.e., non-oxide fuel) for currently operating as well as new-build reactors. Our focus on metallic fuel is based on listening to the voices of prospective customers, as nuclear utilities have expressed interest in the improved economics and enhanced safety that we believe metallic fuel will provide.

The fuel in a nuclear reactor generates heat energy. That heat is then converted through steam into electricity that is sold. We have designed our innovative, proprietary metallic fuels to be capable of significantly higher burnup and power density compared to conventional oxide nuclear fuels. Burnup is the total amount of electricity generated per unit mass of nuclear fuel and is a function of the power density of a nuclear fuel and the amount of time the fuel operates in the reactor. Power density is the amount of heat power generated per unit volume of nuclear fuel. Conventional oxide fuel used in existing commercial reactors is nearing the limit of its burnup and power density capability. As a result, further optimization to increase power output from the same core size and improve the economics and safety of nuclear power generation using conventional oxide fuel technologies is limited. A new fuel is needed to bring enhanced performance to reactors; we are developing that new fuel.

As the nuclear industry prepares to meet the increasing global demand for electricity production, longer operating cycles and higher reactor power outputs have become a much sought-after solution for the current and future reactor fleet. We believe our proprietary nuclear fuel designs have the potential to improve the nuclear power industry’s economics by:

•

providing an increase in power output of potentially up to 10% while simultaneously extending the operating cycle length from 18 to 24 months in existing pressurized water reactors (PWRs), including in Westinghouse-type four-loop PWR plants which are currently constrained to an 18-month operating cycle by oxide fuel enriched up to 5%, or increasing the power potentially up to 17% while retaining an 18-month operating cycle; and

•	enabling increased reactor power output via a power uprate (potentially up to a 30% increase) or a longer operating cycle (instead of a power uprate) without changing the core size in new build PWRs.

We believe our fuel designs will allow current and new build nuclear reactors to safely increase power production and reduce operations and maintenance costs on a per kilowatt-hour basis. New build nuclear reactors could also benefit from the reduced upfront capital investment per kilowatt of generating capacity in the case of implementing a power uprate. In addition to projected electricity production cost savings, we believe our technology can result in utilities or countries needing to deploy fewer new reactors to generate the same amount of electricity (in the case of a power uprate), resulting in significant capital cost savings. For utilities or countries that already have operating reactors, our technology could be utilized to both increase the power output of those reactors as well as enable them to load follow with electric grid demands, which have become increasingly variable with large additions of intermittent renewable generation.

Nuclear Industry and Addressable Market

Overview of the Nuclear Power Industry

Presently, nuclear power provides approximately 4.5% of the world’s total energy from all sources, including approximately 10% of the world’s electricity. According to the World Nuclear Association, as of March 2020 there were 441 operable nuclear power reactors worldwide, mostly light water reactors, with the most common types being PWRs, including Russian-designed water-water energetic reactors (VVERs), and boiling-water reactors (BWRs). Nuclear power provides a non-fossil fuel, low-carbon energy solution that can meet baseload electricity needs.

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

Of the world’s existing reactors currently in operation, PWRs (including Russian-designed VVERs) account for more than 60% of the net operating capacity, with BWRs being the second most prevalent and accounting for approximately 15%. Of the nuclear reactors currently under construction, approximately 80% are PWRs (including VVERs) with a rated electric power output of 1,000 megawatts (“MWe”) or greater.

Utilities have embraced power uprates as a cost-effective way to increase their generation capacity. While the efforts thus far have occurred mostly in the United States, we believe there is a large, untapped worldwide market for power uprates. The incentive to proceed with longer operating cycles and/or power uprates of up to 10% is significant since there are few changes required to implement the power uprate, and the changes that are required are relatively inexpensive. The limiting factor at the moment is the fuel.

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

Most nuclear power plants originally had a licensed lifetime of 25 to 40 years, but engineering assessments have established that many can operate much longer. In the US, approximately 80 reactors have been granted license extensions to continue operating for a total of 59-60 years. Most of the plants that have not already requested a license extension are expected to apply in the near future. A license extension at about the 30-year mark requires additional capital expenditure for the replacement of worn equipment and outdated control systems. Multiple utilities in the United States have stated plans to apply to the NRC for additional 20 years of licensed lifetime, up to a total of 80 years per reactor.

The technical and economic feasibility of replacing major reactor components, such as steam generators in PWRs, has been demonstrated. The increased revenue generated from extending the lifetime of existing plants is attractive to utilities, especially in view of the difficulties in obtaining public acceptance of constructing replacement nuclear capacity.

Almost all of the new build reactor designs are either Generation III or Generation III+ type reactors. The primary difference from second-generation designs is that many incorporate passive or inherent safety features, which require no active controls or operational intervention to avoid accidents in the event of malfunction. Many of these passive systems rely on gravity, natural convection, or resistance to high temperatures.

Target Market for Lightbridge Fuel™

Our target market segments include water-cooled commercial power reactors, such as pressurized water reactors, boiling water reactors, Russian-type VVER reactors, CANDU heavy water reactors, water-cooled small modular reactors, as well as water-cooled research reactors.

Nuclear Power as Clean and Low Carbon Emissions Energy Source

Nuclear power provides clean, reliable baseload electricity. According to the World Nuclear Association (WNA), nuclear power plants produce no greenhouse gas emissions during operation, and over the course of its lifecycle, nuclear produces about the same amount of CO2 equivalent emissions per unit of electricity as wind. The WNA further notes that almost all proposed pathways to achieving significant decarbonization suggest an increased role for nuclear power, including those published by the International Energy Agency, Massachusetts Institute of Technology Energy Initiative, US Energy Information Administration, and World Energy Council.

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

Anticipated Safety Benefits of Lightbridge Fuel™

The expected safety benefits of Lightbridge Fuel™ are as follows:

•	Operates at lower operating temperatures than current conventional nuclear fuel, contributing to lower stored energy in the fuel rods;

•	Under design basis accidents when there is a loss of coolant in the reactor, does not generate hydrogen gas, which can explode;

•	Buys more time to restore active cooling in the reactor during off-normal events;

•	Enhances structural integrity of the nuclear fuel; and

•	Has lighter and stiffer fuel assembly, which may contribute to improved seismic performance.

Due to the significantly lower fuel operating temperature and higher thermal conductivity, our metallic nuclear fuel rods are also expected to provide major improvements to safety margins during off-normal events. US Nuclear Regulatory Commission licensing processes require engineering analysis of a large break loss-of-coolant accident (LOCA), as well as many other scenarios. The LOCA scenario assumes failure of a large water pipe in the reactor coolant system. Under LOCA conditions, the fuel and cladding temperatures rise due to reduced cooling capacity. Preliminary analytical modeling shows that under a design-basis LOCA scenario, unlike conventional uranium dioxide fuel, the cladding of the Lightbridge-designed metallic fuel rods would stay at least 200 degrees below the 850-900 degrees Celsius temperature at which steam begins to react with the zirconium cladding to generate hydrogen gas. Build-up of hydrogen gas in a nuclear power plant can lead to the hydrogen exploding, which is what happened at the Fukushima Daiichi nuclear power plant in Japan in 2011. Lightbridge Fuel™ is designed to prevent hydrogen gas generation in design-basis LOCA situations, which is a major safety benefit.

Lightbridge Spent Fuel – Proliferation Resistance

The April 2018 issue of Nuclear Engineering and Design, a technical journal affiliated with the European Nuclear Society, included an article stating that after analyzing Lightbridge’s fuel, the authors concluded that any plutonium extracted from Lightbridge’s spent fuel would not be useable for weapon purposes. We anticipate the following proliferation resistance advantages for our metallic fuel:

•	One-half of the amount of plutonium produced and remaining in the spent fuel as compared to conventional uranium dioxide fuels; and

•	Lower Plutonium-239 fraction compared to uranium dioxide fuel; therefore, our spent fuel would be unsuitable as a source for weapon purposes.

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

Development of Lightbridge Fuel™

Recent Developments

•

Awarded a voucher from the U.S. Department of Energy’s (DOE) Gateway for Accelerated Innovation in Nuclear (GAIN) program to support development of Lightbridge Fuel™ in collaboration with Idaho National Laboratory (INL). The scope of the project includes experiment design for irradiation of Lightbridge metallic fuel material samples in the Advanced Test Reactor (ATR) at INL. The project is anticipated to commence in the first half of 2020. The total project value is approximately $846,000, with three-quarters of this amount funded by DOE for the scope performed by INL.

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

•

Expanded our patent portfolio by successfully obtaining 20 new patents in 2019 and as of the filing date an additional 12 patents in the United States and other key foreign countries. The new patents will help safeguard the Company’s intellectual property, which is an integral element of the Company’s plans to monetize Lightbridge Fuel™.

Future Steps Toward the Development and Sale of Nuclear Fuel Assemblies

We anticipate near-term fuel development milestones for Lightbridge Fuel™ over the next 12-24 months will consist of the following:

•	Complete the scope of work relating to the recent GAIN Voucher award in collaboration with Idaho National Laboratory;

•	Enter into an agreement to manufacture our nuclear fuel material samples for test reactor irradiation;

•	Begin the initial demonstration of our manufacturing technology using depleted or natural uranium, and

•	Evaluation of our fuel for use in the CANDU reactor market.

The long-term milestones towards development and sale of nuclear fuel assemblies include, among other things, irradiating material samples and/or prototype fuel rods in test reactors, conducting post-irradiation examination of irradiated material samples and/or prototype fuel rods, performing thermal-hydraulic experiments, performing seismic and other out-of-reactor experiments, entering into a lead test rod/assembly agreement with a host reactor, demonstrating the production of lead test rods and/or lead test assemblies at a pilot-scale fuel fabrication facility and demonstrating the operation of lead test rods and/or lead test assemblies in commercial reactors. There are inherent uncertainties in the cost and outcomes of the many steps needed for successful deployment of our fuel in commercial nuclear reactors, which makes it difficult to predict the timing of the commercialization of our nuclear fuel technology with any accuracy. Accordingly, based on our anticipated schedule, we expect to begin receiving purchase orders for initial reload batches from utilities in about 8 to 10 years, with final qualification (i.e., deployment of fuel in the first reload batch) in a commercial reactor taking place approximately two years thereafter. We will continue to seek development funding contributions or other financing arrangements with utilities and the DOE.

Please see Item 1A. Risk Factors in this Annual Report on Form 10-K for a discussion of certain risks that may delay or impair such developments including without limitation the availability of financing, events related to the dissolution of our joint venture with Framatome, and the many risks inherent in developing a new type of nuclear fuel.

Future Potential Collaborations and Other Opportunities

In the ordinary course of business, we engage in periodic reviews of opportunities to acquire companies or units within companies to establish new streams of revenue. We will be opportunistic and may also partner or contract with entities that could be synergistic to our fuel business; including doing an acquisition as only one of the ways of lining up what we need to develop, license, and commercialize the fuel.

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

Currently competition with respect to the design of commercially viable nuclear fuel products is limited to conventional uranium dioxide fuels, which are reaching the limits in terms of their capability to provide increased power output or longer fuel cycles. We believe that the industry needs fuel products that can provide these benefits. While we believe conventional uranium dioxide fuel may be capable of achieving power uprates of up to 10% in existing PWRs or extending the fuel cycle length from 18 to 24 months, doing so would require uranium-235 enrichment levels above 5% (as is also the case with our metallic fuel), higher reload batch sizes, or a combination thereof. The alternative route of increasing reload batch sizes while keeping uranium enrichment levels below 5% for power uprates up to 10% using conventional uranium dioxide fuel would raise the cost of each fuel reload, resulting in a significant fuel cycle cost penalty to the nuclear utility. The cost penalty could have a dramatic adverse impact on the economics of existing plants whose original capital cost has already been written off, which includes most US nuclear power plants.

In addition to conventional uranium dioxide fuel, potential competition to our metallic fuel technology can come from so-called Accident Tolerant Fuels (ATF). After the accident at the Fukushima Daiichi nuclear power plant in March 2011, the US Congress directed the DOE to investigate every aspect of nuclear plant operation including the existing uranium dioxide fuel pellets enveloped by zirconium-based alloy tubes (cladding). According to the February 2019 Nuclear Energy Institute technical report on ATF titled “Safety and Economic Benefits of Accident Tolerant Fuel”, advanced fuel design concepts (such as ATF) were accelerated by combining recent operating experience with worldwide research and development. Over the past several years, the ATF program has received significant DOE funding support and initial interest from utility customers in ATF demonstration programs in their operating reactors. However, we believe that the ATF concepts may only offer incremental safety and operating improvements over conventional uranium dioxide fuel that could not effectively compete with the safety and economic benefits of our metallic fuel. In addition, some of the ATF concepts may be used in combination with our metallic fuel for additional safety and operating improvements.

Nuclear power faces competition from other sources of electricity, including natural gas, which is currently the cheapest option for power generation in the US and has resulted in some utilities abandoning nuclear power. Other sources of electricity may also be viewed as safer than nuclear power, although we believe that generating nuclear energy with Lightbridge Fuel™ is the safest way to produce baseload electricity in suitable power reactors. To the extent demand for electricity generated by nuclear power decreases, the potential market for our nuclear fuel technology will decline.

Raw Materials

We do not plan to utilize any raw materials directly in the conduct of our operations. The fuel fabricators which will ultimately fabricate fuel products incorporating our nuclear fuel technology will require zirconium and uranium, and additional raw materials that are required for the production of nuclear fuel assemblies that go into the reactor core. Uranium and zirconium are available from various suppliers at market prices. However, the availability of uranium metal enriched to 19.75% is currently limited to small quantities sufficient only for research and testing purposes. Deployment of our fuel will necessitate increasing enrichment level from 5% to 19.75% at enrichment facilities as well as deployment of de-conversion/metallization capability at a commercial scale. We expect that utilities will contract with nuclear fuel fabricators to order nuclear fuel assemblies, and then ship the completed nuclear fuel assemblies to the reactor sites.

Government Support/Approvals and Relationships with Critical Development Partners/Vendors

The sales and marketing of our services and technology internationally may be subject to US export control regulations and the export control laws of other countries. Governmental authorizations may be required before we can export our services or technology or collaborate with foreign entities. If authorizations are required and not granted, our international business could be materially affected. Furthermore, the export authorization process is often time consuming. Violation of export control regulations could subject us to fines and other penalties, such as losing the ability to export for a period of years, which would limit our revenue growth opportunities and significantly hinder our attempts to expand our business internationally.

In 2015-2016, we received our export controls authorization from the DOE for all of our planned work outside the United States, specifically in France, Germany, Norway, Sweden, and Canada.

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

Certain Challenges

The ability to unwind our partnership with Framatome in an expeditious manner while minimizing the cost and risk to our intellectual property represents a significant challenge. On November 18, 2019, the Company delivered a notice of termination of the R&D Services Agreement (as amended by Amendment Number One, dated January 25, 2018, and Amendment Number Two, dated June 20, 2018, the “RDSA”) to Framatome, thereby terminating the RDSA, due to the Company’s assertion of Framatome’s uncured material breach of certain material terms of the RDSA. These asserted material breaches relate to Framatome’s invoicing obligations, as well as a failure of the escalation process under the RDSA to agree to a budget commitment for 2019-2020. Framatome has contested the Company’s right to terminate the RDSA, raised questions as to the Company’s rights relating to their co-owned intellectual property and the Company’s right to conduct certain research and development activities, and reserved its right to seek compensation from the Company. On this basis and based on the Company’s assertion that the conduct of Framatome prevented Enfission from functioning and progressing towards its goals, the Company filed a request for arbitration against Framatome on February 7, 2020. Lightbridge has reduced its research and development activities as it is no longer conducting research and development activities with Framatome and Enfission, and it is currently evaluating various research and development options.

The ability to fabricate the lead test assemblies (LTAs) and a nuclear utility that is willing to accept the LTAs, is required for LTA demonstration in a commercial reactor. In the US, the fabricator and the utility will be primarily responsible for securing necessary regulatory licensing approvals for the LTA operation. To this end, in 2011, we established our NUFAB, as more fully described above, to further strengthen dialogue with nuclear utilities.

Establishment of required supply chain infrastructure to support high assay low enriched uranium (HALEU) metallic fuel. Existing commercial nuclear infrastructure, including conversion facilities, enrichment facilities, de-conversion facilities, fabrication facilities, fuel storage facilities, fuel handling procedures, fuel operation at reactor sites, used fuel storage facilities and shipping containers, were designed and are currently licensed to handle uranium in oxide form with enrichment up to 5%. Our fuel designs are expected to use uranium metal with uranium enrichment levels up to 19.75% and would therefore require certain modifications to existing commercial nuclear infrastructure to enable commercial nuclear facilities to handle our fuels. Those nuclear facilities will need to go through a regulatory licensing process and obtain regulatory approvals to be able to process, handle, or ship uranium metal with enrichment levels up to 19.75% and operate commercial reactors and spent fuel storage facilities using our metallic fuel.

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

Demonstration of a fabrication process both for semi-scale irradiation fuel samples and subsequently for full-length (12-14 feet) metallic fuel rods for PWR LTAs is required. Past operating experience in icebreaker reactors with differently shaped fuel rods with a similar metallic fuel composition involved fabrication of metallic fuel rods up to 3 feet in length. Fabrication of full-length (approximately 3.5 to 4.5 meters) PWR metallic fuel rods has yet to be demonstrated. In 2019, we demonstrated co-extrusion of full-length rods using surrogate materials (i.e. without uranium in the rods).

Enfission, LLC

On January 24, 2018 we formed Enfission, a 50/50 joint venture with Framatome Inc., to develop, license, manufacture, and sell nuclear fuel assemblies based on Lightbridge-designed metallic fuel technology and other advanced nuclear fuel intellectual property. Framatome Inc. is a wholly-owned US subsidiary of Framatome SAS, which we refer to individually or collectively in this report, together with their affiliates, as Framatome. Lightbridge owns 50 percent of Enfission’s Class A voting membership units and Framatome owns the other 50 percent. Any distributions will be first allocated to cause the capital accounts of the initial members to be equal, then allocated on a 50/50 basis. Enfission is managed by a board of directors composed of six directors, half of whom are appointed by Lightbridge and the other half are appointed by Framatome. The Enfission board acts by majority vote, provided that at least one director appointed by each of Lightbridge and Framatome votes in favor of the action.

Lightbridge was a party to the RDSA, by and among Framatome, Enfission, and the Company. The RDSA, among other things, defines the terms and conditions for joint research and development activities among Framatome, Enfission, and the Company. Section 13.3 of the RDSA provides that any party may terminate the RDSA, by written notice of termination to the other parties to the RDSA, if another party materially breaches a material term or condition of the RDSA and fails to cure such breach within thirty days, or any other mutually agreed upon cure period, of such party’s receipt of written notice specifying the breach. Section 5.1(b) of the RDSA, among other things, sets forth a process for the establishment by the Company and Framatome of a yearly budget and provides that if no agreement on the budget is ultimately reached within the specified timelines, the resolution of the budget shall be escalated to the CEO of each party. Section 13.4 of the RDSA provides that any party may terminate the RDSA following a failure of the escalation process under Section 5.1(b) of the RDSA upon ten days’ written notice to the other party.

On October 2, 2019, pursuant to the terms of Section 13.3 of the RDSA, the Company delivered written notice to Framatome, notifying Framatome that the Company asserted that Framatome had materially breached certain material terms of the RDSA, relating to its invoicing obligations under the RDSA, which breach was not cured within the thirty-day cure period. On October 7, 2019, the Company delivered written notice to Framatome formally initiating the escalation process under Section 5.1(b) of the RDSA. The Company and Framatome continued negotiations as the Company sought to resolve issues related to Framatome’s compliance with the RDSA and agreement on budget commitments. On October 22, 2019, the Company and Framatome held a CEO-to-CEO meeting as part of the escalation process under Section 5.1(b) of the RDSA, subsequent to which the escalation process failed. As a result, the Board of Directors and the management of the Company determined that it was advisable and in the best interest of the Company and its shareholders to terminate the RDSA in accordance with the termination rights set forth therein. On November 18, 2019, the Company delivered a notice of termination of the RDSA to Framatome, thereby terminating the RDSA, effective immediately. The Company intends to fully avail itself of its rights under the RDSA with respect to the issues that were pending between the Company and Framatome prior to the termination, as well as any issues that arise as a result of the termination of the RDSA. Pursuant to the terms of the RDSA, the Company does not expect to incur any material early termination penalties in connection with the termination of the RDSA. Following the termination of the RDSA, the Company intends to continue to pursue the development of the Lightbridge-designed metallic fuel technology.

On November 23, 2019, in connection with the termination of the RDSA, the Board of Directors and the management of Lightbridge determined that it was advisable and in the best interest of the Company and its shareholders to take the necessary steps to dissolve Enfission. Various corporate and operational matters relating to Enfission are governed pursuant to that certain Operating Agreement by and between Framatome Inc. and the Company, dated January 25, 2018, (as amended by Amendment Number One, dated May 7, 2018, and Amendment Number Two, dated September 13, 2018, the “Joint Venture Operating Agreement”). The Company intends to take the necessary steps to dissolve Enfission pursuant to the terms of the Joint Venture Operating Agreement.

On February 7, 2020, the Company filed a request for arbitration (the “Arbitration Request”) in the International Court of Arbitration of the International Chamber of Commerce against Framatome SAS. The Company has undertaken this action in order to obtain, among other things, a declaration that the RDSA was validly terminated and is no longer in force, and to obtain compensation for the damages incurred.

Our Intellectual Property

Our nuclear fuel technologies are protected by multiple US and international patents. Set forth below are the patents, which we consider material to our business based on our current plans. We have previously licensed relevant patents to Enfission for use within its scope of operations.

Country	Application Date	Registration Date	Title	Case Status
Fabrication Method Using the Casting Route
Belgium	May 11, 2011	October 25, 2017	FUEL ASSEMBLY	Registered
Bulgaria	May 11, 2011	October 25, 2017	FUEL ASSEMBLY	Registered
China	May 11, 2011	March 27, 2018	FUEL ASSEMBLY	Registered
Czech Republic	May 11, 2011	October 25, 2017	FUEL ASSEMBLY	Registered
Europe	May 11, 2011	October 25, 2017	FUEL ASSEMBLY	Registered
Hungary	May 11, 2011	October 25, 2017	FUEL ASSEMBLY	Registered

Country	Application Date	Registration Date	Title	Case Status
Korea	May 11, 2011	November 12, 2019	FUEL ASSEMBLY	Registered
United Kingdom	May 11, 2011	October 25, 2017	FUEL ASSEMBLY	Registered
United States of America	February 20, 2018		FUEL ASSEMBLY	Pending
Korea	November 12, 2019		FUEL ASSEMBLY	Pending
Fabrication Method Using the Powder Metallurge Route
Australia	May 11, 2011	July 2, 2015	FUEL ASSEMBLY	Registered
Belgium	May 11, 2011	October 25, 2017	FUEL ASSEMBLY	Registered
Bulgaria	May 11, 2011	April 6, 2016	FUEL ASSEMBLY	Registered
Bulgaria	May 11, 2011	October 25, 2017	FUEL ASSEMBLY	Registered
Canada	May 11, 2011		FUEL ASSEMBLY	Pending
China	May 11, 2011	May 18, 2016	FUEL ASSEMBLY	Registered
China	May 11, 2011	March 27, 2018	FUEL ASSEMBLY	Registered
Czech Republic	May 11, 2011	April 6, 2016	FUEL ASSEMBLY	Registered
Czech Republic	May 11, 2011	October 25, 2017	FUEL ASSEMBLY	Registered
Europe	May 11, 2011	April 6, 2016	FUEL ASSEMBLY	Registered
Europe	May 11, 2011	October 25, 2017	FUEL ASSEMBLY	Registered
Finland	May 11, 2011	April 6, 2016	FUEL ASSEMBLY	Registered
France	May 11, 2011	April 6, 2016	FUEL ASSEMBLY	Registered
Germany	May 11, 2011	April 6, 2016	FUEL ASSEMBLY	Registered
Hungary	May 11, 2011	April 6, 2016	FUEL ASSEMBLY	Registered
Hungary	May 11, 2011	October 25, 2017	FUEL ASSEMBLY	Registered
India	May 11, 2011		FUEL ASSEMBLY	Pending
Japan	May 11, 2011	September 9, 2016	FUEL ASSEMBLY	Registered
Sweden	May 11, 2011	April 6, 2016	FUEL ASSEMBLY	Registered
Turkey	May 11, 2011	April 6, 2016	FUEL ASSEMBLY	Registered
United Kingdom	May 11, 2011	October 25, 2017	FUEL ASSEMBLY	Registered
United States of America	May 11, 2011	July 31, 2018	FUEL ASSEMBLY	Registered
United States of America	February 20, 2018		FUEL ASSEMBLY	Pending
All-Metal Fuel Assembly Design and A Mixed Grid Pattern of Metallic Fuel Rods
United States of America	November 15, 2013	January 1, 2019	FUEL ASSEMBLY	Registered
Belgium	May 1, 2014	January 31, 2018	FUEL ASSEMBLY	Registered
Bulgaria	May 1, 2014	January 31, 2018	FUEL ASSEMBLY	Registered
Canada	May 1, 2014		FUEL ASSEMBLY	Pending
China	May 1, 2014	November 24, 2017	FUEL ASSEMBLY	Registered
Czech Republic	May 1, 2014	January 31, 2018	FUEL ASSEMBLY	Registered
Eurasian Patent Organization	May 1, 2014	October 31, 2019	FUEL ASSEMBLY	Registered

Country	Application Date	Registration Date	Title	Case Status
Europe	May 1, 2014	January 31, 2018	FUEL ASSEMBLY	Registered
Finland	May 1, 2014	January 31, 2018	FUEL ASSEMBLY	Registered
France	May 1, 2014	January 31, 2018	FUEL ASSEMBLY	Registered
Germany	May 1, 2014	January 31, 2018	FUEL ASSEMBLY	Registered
Hungary	May 1, 2014	January 31, 2018	FUEL ASSEMBLY	Registered
India	May 1, 2014		FUEL ASSEMBLY	Pending
Japan	May 1, 2014	July 13, 2018	FUEL ASSEMBLY	Registered
Korea	May 1, 2014		FUEL ASSEMBLY	Pending
Spain	May 1, 2014	January 31, 2018	FUEL ASSEMBLY	Registered
Sweden	May 1, 2014	January 31, 2018	FUEL ASSEMBLY	Registered
Turkey	May 1, 2014	January 31, 2018	FUEL ASSEMBLY	Registered
Australia	September 16, 2015		NUCLEAR FUEL ASSEMBLY	Pending
Belgium	September 16, 2015	February 19, 2020	NUCLEAR FUEL ASSEMBLY	Registered
Bulgaria	September 16, 2015	February 19, 2020	NUCLEAR FUEL ASSEMBLY	Registered
Czech Republic	September 16, 2015	February 19, 2020	NUCLEAR FUEL ASSEMBLY	Registered
Canada	September 16, 2015		NUCLEAR FUEL ASSEMBLY	Pending
China	September 16, 2015	April 2, 2019	NUCLEAR FUEL ASSEMBLY	Registered
Eurasian Patent Organization	September 16, 2015	December 13, 2019	NUCLEAR FUEL ASSEMBLY	Registered
Europe	September 16, 2015	February 19, 2020	NUCLEAR FUEL ASSEMBLY	Registered
Finland	September 16, 2015	February 19, 2020	NUCLEAR FUEL ASSEMBLY	Registered
France	September 16, 2015	February 19, 2020	NUCLEAR FUEL ASSEMBLY	Registered
Germany	September 16, 2015	February 19, 2020	NUCLEAR FUEL ASSEMBLY	Registered
Hungary	September 16, 2015	February 19, 2020	NUCLEAR FUEL ASSEMBLY	Registered
Japan	September 16, 2015		NUCLEAR FUEL ASSEMBLY	Pending
Korea	September 16, 2015		NUCLEAR FUEL ASSEMBLY	Pending
Spain	September 16, 2015	February 19, 2020	NUCLEAR FUEL ASSEMBLY	Registered
Sweden	September 16, 2015	February 19, 2020	NUCLEAR FUEL ASSEMBLY	Registered
Turkey	September 16, 2015	February 19, 2020	NUCLEAR FUEL ASSEMBLY	Registered
United Kingdom	September 16, 2015	February 19, 2020	NUCLEAR FUEL ASSEMBLY	Registered
All-Metal Fuel Assembly Design (i.e., No Oxide Rods in The Outer Row)
Canada	December 26, 2007	April 26, 2016	NUCLEAR REACTOR (VARIANTS), FUEL ASSEMBLY CONSISTING OF DRIVER-BREEDING MODULES FOR A NUCLEAR REACTOR (VARIANTS) AND A FUEL CELL FOR A FUEL ASSEMBLY	Registered
United States of America	December 22, 2008	February 14, 2012	A FUEL ELEMENT, A FUEL ASSEMBLY AND A METHOD OF USING A FUEL ASSEMBLY	Registered

Country	Application Date	Registration Date	Title	Case Status
India	December 26, 2007		NUCLEAR REACTOR (VARIANTS), FUEL ASSEMBLY CONSISTING OF DRIVER-BREEDING MODULES FOR A NUCLEAR REACTOR (VARIANTS) AND A FUEL CELL FOR A FUEL ASSEMBLY	Pending
Australia	May 11, 2011	July 2, 2015	FUEL ASSEMBLY	Registered
United States of America	May 11, 2011	July 31, 2018	FUEL ASSEMBLY	Registered
United States of America	November 15, 2013	January 1, 2019	FUEL ASSEMBLY	Registered
Multi-Lobe Metallic Fuel Rod Design
Australia	December 26, 2007	May 24, 2014	NUCLEAR REACTOR (VARIANTS), FUEL ASSEMBLY CONSISTING OF DRIVER-BREEDING MODULES FOR A NUCLEAR REACTOR (VARIANTS) AND A FUEL CELL FOR A FUEL ASSEMBLY	Registered
Australia	December 26, 2007	August 4, 2016	NUCLEAR REACTOR (VARIANTS), FUEL ASSEMBLY CONSISTING OF DRIVER-BREEDING MODULES FOR A NUCLEAR REACTOR (VARIANTS) AND A FUEL CELL FOR A FUEL ASSEMBLY	Registered
Belgium	December 26, 2007	May 18, 2016	A FUEL ELEMENT, A FUEL ASSEMBLY AND A METHOD OF USING A FUEL ASSEMBLY	Registered
Bulgaria	December 26, 2007	May 18, 2016	A FUEL ELEMENT, A FUEL ASSEMBLY AND A METHOD OF USING A FUEL ASSEMBLY	Registered
Canada	December 26, 2007	April 26, 2016	NUCLEAR REACTOR (VARIANTS), FUEL ASSEMBLY CONSISTING OF DRIVER-BREEDING MODULES FOR A NUCLEAR REACTOR (VARIANTS) AND A FUEL CELL FOR A FUEL ASSEMBLY	Registered
China	December 26, 2007	February 12, 2014	NUCLEAR REACTOR (VARIANTS), FUEL ASSEMBLY CONSISTING OF DRIVER-BREEDING MODULES FOR A NUCLEAR REACTOR (VARIANTS) AND A FUEL CELL FOR A FUEL ASSEMBLY	Registered
China	December 26, 2007	June 23, 2017	NUCLEAR REACTOR (VARIANTS), FUEL ASSEMBLY CONSISTING OF DRIVER-BREEDING MODULES FOR A NUCLEAR REACTOR (VARIANTS) AND A FUEL CELL FOR A FUEL ASSEMBLY	Registered
Czech Republic	December 26, 2007	May 18, 2016	A FUEL ELEMENT, A FUEL ASSEMBLY AND A METHOD OF USING A FUEL ASSEMBLY	Registered
Europe	December 26, 2007	May 18, 2016	A FUEL ELEMENT, A FUEL ASSEMBLY AND A METHOD OF USING A FUEL ASSEMBLY	Registered
Finland	December 26, 2007	May 18, 2016	A FUEL ELEMENT, A FUEL ASSEMBLY AND A METHOD OF USING A FUEL ASSEMBLY	Registered
France	December 26, 2007	May 18, 2016	A FUEL ELEMENT, A FUEL ASSEMBLY AND A METHOD OF USING A FUEL ASSEMBLY	Registered

Country	Application Date	Registration Date	Title	Case Status
Germany	December 26, 2007	May 18, 2016	A FUEL ELEMENT, A FUEL ASSEMBLY AND A METHOD OF USING A FUEL ASSEMBLY	Registered
Hungary	December 26, 2007	May 18, 2016	A FUEL ELEMENT, A FUEL ASSEMBLY AND A METHOD OF USING A FUEL ASSEMBLY	Registered
India	December 26, 2007		NUCLEAR REACTOR (VARIANTS), FUEL ASSEMBLY CONSISTING OF DRIVER-BREEDING MODULES FOR A NUCLEAR REACTOR (VARIANTS) AND A FUEL CELL FOR A FUEL ASSEMBLY	Pending
Japan	December 26, 2007	August 1, 2014	NUCLEAR REACTOR (VARIANTS), FUEL ASSEMBLY CONSISTING OF DRIVER-BREEDING MODULES FOR A NUCLEAR REACTOR (VARIANTS) AND A FUEL CELL FOR A FUEL ASSEMBLY	Registered
Japan	December 26, 2007	April 22, 2016	NUCLEAR REACTOR (VARIANTS), FUEL ASSEMBLY CONSISTING OF DRIVER-BREEDING MODULES FOR A NUCLEAR REACTOR (VARIANTS) AND A FUEL CELL FOR A FUEL ASSEMBLY	Registered
Korea	December 26, 2007	December 15, 2014	NUCLEAR REACTOR (VARIANTS), FUEL ASSEMBLY CONSISTING OF DRIVER-BREEDING MODULES FOR A NUCLEAR REACTOR (VARIANTS) AND A FUEL CELL FOR A FUEL ASSEMBLY	Registered
Korea	December 26, 2007	April 20, 2015	NUCLEAR REACTOR (VARIANTS), FUEL ASSEMBLY CONSISTING OF DRIVER-BREEDING MODULES FOR A NUCLEAR REACTOR (VARIANTS) AND A FUEL CELL FOR A FUEL ASSEMBLY	Registered
Sweden	December 26, 2007	May 18, 2016	A FUEL ELEMENT, A FUEL ASSEMBLY AND A METHOD OF USING A FUEL ASSEMBLY	Registered
Turkey	December 26, 2007	May 18, 2016	A FUEL ELEMENT, A FUEL ASSEMBLY AND A METHOD OF USING A FUEL ASSEMBLY	Registered
United Kingdom	December 26, 2007	May 18, 2016	A FUEL ELEMENT, A FUEL ASSEMBLY AND A METHOD OF USING A FUEL ASSEMBLY	Registered
United States of America	December 22, 2008	February 14, 2012	A FUEL ELEMENT, A FUEL ASSEMBLY AND A METHOD OF USING A FUEL ASSEMBLY	Registered
Belgium	December 23, 2008	September 21, 2016	A FUEL ELEMENT, A FUEL ASSEMBLY AND A METHOD OF USING A FUEL ASSEMBLY	Registered
Bulgaria	December 23, 2008	September 21, 2016	A FUEL ELEMENT, A FUEL ASSEMBLY AND A METHOD OF USING A FUEL ASSEMBLY	Registered
Czech Republic	December 23, 2008	September 21, 2016	A FUEL ELEMENT, A FUEL ASSEMBLY AND A METHOD OF USING A FUEL ASSEMBLY	Registered
Europe	December 23, 2008	September 21, 2016	A FUEL ELEMENT, A FUEL ASSEMBLY AND A METHOD OF USING A FUEL ASSEMBLY	Registered

Country	Application Date	Registration Date	Title	Case Status
Finland	December 23, 2008	September 21, 2016	A FUEL ELEMENT, A FUEL ASSEMBLY AND A METHOD OF USING A FUEL ASSEMBLY	Registered
France	December 23, 2008	September 21, 2016	A FUEL ELEMENT, A FUEL ASSEMBLY AND A METHOD OF USING A FUEL ASSEMBLY	Registered
Germany	December 23, 2008	September 21, 2016	A FUEL ELEMENT, A FUEL ASSEMBLY AND A METHOD OF USING A FUEL ASSEMBLY	Registered
Hungary	December 23, 2008	September 21, 2016	A FUEL ELEMENT, A FUEL ASSEMBLY AND A METHOD OF USING A FUEL ASSEMBLY	Registered
Spain	December 23, 2008	September 21, 2016	A FUEL ELEMENT, A FUEL ASSEMBLY AND A METHOD OF USING A FUEL ASSEMBLY	Registered
Sweden	December 23, 2008	September 21, 2016	A FUEL ELEMENT, A FUEL ASSEMBLY AND A METHOD OF USING A FUEL ASSEMBLY	Registered
Turkey	December 23, 2008	September 21, 2016	A FUEL ELEMENT, A FUEL ASSEMBLY AND A METHOD OF USING A FUEL ASSEMBLY	Registered
United Kingdom	December 23, 2008	September 21, 2016	A FUEL ELEMENT, A FUEL ASSEMBLY AND A METHOD OF USING A FUEL ASSEMBLY	Registered
United States of America	March 14, 2011	February 18, 2014	A FUEL ELEMENT, A FUEL ASSEMBLY AND A METHOD OF USING A FUEL ASSEMBLY	Registered
Australia	December 25, 2008	September 3, 2015	FUEL ASSEMBLY FOR A LIGHT-WATER NUCLEAR REACTOR (EMBODIMENTS), LIGHT-WATER NUCLEAR REACTOR AND FUEL ELEMENT OF THE FUEL ASSEMBLY	Registered
Belgium	December 25, 2008	February 20, 2019	FUEL ASSEMBLY FOR A LIGHT-WATER NUCLEAR REACTOR (EMBODIMENTS), LIGHT-WATER NUCLEAR REACTOR AND FUEL ELEMENT OF THE FUEL ASSEMBLY	Registered
Bulgaria	December 25, 2008	April 13, 2016	FUEL ASSEMBLY FOR A LIGHT-WATER NUCLEAR REACTOR (EMBODIMENTS), LIGHT-WATER NUCLEAR REACTOR AND FUEL ELEMENT OF THE FUEL ASSEMBLY	Registered
Bulgaria	December 25, 2008	February 20, 2019	FUEL ASSEMBLY FOR A LIGHT-WATER NUCLEAR REACTOR (EMBODIMENTS), LIGHT-WATER NUCLEAR REACTOR AND FUEL ELEMENT OF THE FUEL ASSEMBLY	Registered
Canada	December 25, 2008	November 29, 2016	FUEL ASSEMBLY FOR A LIGHT-WATER NUCLEAR REACTOR (EMBODIMENTS), LIGHT-WATER NUCLEAR REACTOR AND FUEL ELEMENT OF THE FUEL ASSEMBLY	Registered
Canada	December 25, 2008	February 12, 2019	A LIGHT-WATER REACTOR FUEL ASSEMBLY AND FUEL ELEMENT THEREOF	Registered
China	December 25, 2008	June 29, 2016	FUEL ASSEMBLY FOR A LIGHT-WATER NUCLEAR REACTOR (EMBODIMENTS), LIGHT-WATER NUCLEAR REACTOR AND FUEL ELEMENT OF THE FUEL ASSEMBLY	Registered

Country	Application Date	Registration Date	Title	Case Status
Czech Republic	December 25, 2008	April 13, 2016	FUEL ASSEMBLY FOR A LIGHT-WATER NUCLEAR REACTOR (EMBODIMENTS), LIGHT-WATER NUCLEAR REACTOR AND FUEL ELEMENT OF THE FUEL ASSEMBLY	Registered
Czech Republic	December 25, 2008	February 20, 2019	FUEL ASSEMBLY FOR A LIGHT-WATER NUCLEAR REACTOR (EMBODIMENTS), LIGHT-WATER NUCLEAR REACTOR AND FUEL ELEMENT OF THE FUEL ASSEMBLY	Registered
Europe	December 25, 2008	April 13, 2016	FUEL ASSEMBLY FOR A LIGHT-WATER NUCLEAR REACTOR (EMBODIMENTS), LIGHT-WATER NUCLEAR REACTOR AND FUEL ELEMENT OF THE FUEL ASSEMBLY	Registered
Europe	December 25, 2008	February 20, 2019	FUEL ASSEMBLY FOR A LIGHT-WATER NUCLEAR REACTOR (EMBODIMENTS), LIGHT-WATER NUCLEAR REACTOR AND FUEL ELEMENT OF THE FUEL ASSEMBLY	Registered
Europe	December 25, 2008		FUEL ASSEMBLY FOR A LIGHT-WATER NUCLEAR REACTOR (EMBODIMENTS), LIGHT-WATER NUCLEAR REACTOR AND FUEL ELEMENT OF THE FUEL ASSEMBLY	Pending
Finland	December 25, 2008	April 13, 2016	FUEL ASSEMBLY FOR A LIGHT-WATER NUCLEAR REACTOR (EMBODIMENTS), LIGHT-WATER NUCLEAR REACTOR AND FUEL ELEMENT OF THE FUEL ASSEMBLY	Registered
Finland	December 25, 2008	February 20, 2019	FUEL ASSEMBLY FOR A LIGHT-WATER NUCLEAR REACTOR (EMBODIMENTS), LIGHT-WATER NUCLEAR REACTOR AND FUEL ELEMENT OF THE FUEL ASSEMBLY	Registered
France	December 25, 2008	April 13, 2016	FUEL ASSEMBLY FOR A LIGHT-WATER NUCLEAR REACTOR (EMBODIMENTS), LIGHT-WATER NUCLEAR REACTOR AND FUEL ELEMENT OF THE FUEL ASSEMBLY	Registered
France	December 25, 2008	February 20, 2019	FUEL ASSEMBLY FOR A LIGHT-WATER NUCLEAR REACTOR (EMBODIMENTS), LIGHT-WATER NUCLEAR REACTOR AND FUEL ELEMENT OF THE FUEL ASSEMBLY	Registered
Germany	December 25, 2008	April 13, 2016	FUEL ASSEMBLY FOR A LIGHT-WATER NUCLEAR REACTOR (EMBODIMENTS), LIGHT-WATER NUCLEAR REACTOR AND FUEL ELEMENT OF THE FUEL ASSEMBLY	Registered
Germany	December 25, 2008	February 20, 2019	FUEL ASSEMBLY FOR A LIGHT-WATER NUCLEAR REACTOR (EMBODIMENTS), LIGHT-WATER NUCLEAR REACTOR AND FUEL ELEMENT OF THE FUEL ASSEMBLY	Registered
Hungary	December 25, 2008	April 13, 2016	FUEL ASSEMBLY FOR A LIGHT-WATER NUCLEAR REACTOR (EMBODIMENTS), LIGHT-WATER NUCLEAR REACTOR AND FUEL ELEMENT OF THE FUEL ASSEMBLY	Registered
Hungary	December 25, 2008	February 20, 2019	FUEL ASSEMBLY FOR A LIGHT-WATER NUCLEAR REACTOR (EMBODIMENTS), LIGHT-WATER NUCLEAR REACTOR AND FUEL ELEMENT OF THE FUEL ASSEMBLY	Registered
India	December 25, 2008		FUEL ASSEMBLY FOR A LIGHT-WATER NUCLEAR REACTOR (EMBODIMENTS), LIGHT-WATER NUCLEAR REACTOR AND FUEL ELEMENT OF THE FUEL ASSEMBLY	Pending

Country	Application Date	Registration Date	Title	Case Status
Japan	December 25, 2008	June 5, 2015	FUEL ASSEMBLY FOR A LIGHT-WATER NUCLEAR REACTOR (EMBODIMENTS), LIGHT-WATER NUCLEAR REACTOR AND FUEL ELEMENT OF THE FUEL ASSEMBLY	Registered
Korea	December 25, 2008	August 18, 2015	FUEL ASSEMBLY FOR A LIGHT-WATER NUCLEAR REACTOR (EMBODIMENTS), LIGHT-WATER NUCLEAR REACTOR AND FUEL ELEMENT OF THE FUEL ASSEMBLY	Registered
Spain	December 25, 2008	February 20, 2019	FUEL ASSEMBLY FOR A LIGHT-WATER NUCLEAR REACTOR (EMBODIMENTS), LIGHT-WATER NUCLEAR REACTOR AND FUEL ELEMENT OF THE FUEL ASSEMBLY	Registered
Sweden	December 25, 2008	April 13, 2016	FUEL ASSEMBLY FOR A LIGHT-WATER NUCLEAR REACTOR (EMBODIMENTS), LIGHT-WATER NUCLEAR REACTOR AND FUEL ELEMENT OF THE FUEL ASSEMBLY	Registered
Sweden	December 25, 2008	February 20, 2019	FUEL ASSEMBLY FOR A LIGHT-WATER NUCLEAR REACTOR (EMBODIMENTS), LIGHT-WATER NUCLEAR REACTOR AND FUEL ELEMENT OF THE FUEL ASSEMBLY	Registered
Turkey	December 25, 2008	April 13, 2016	FUEL ASSEMBLY FOR A LIGHT-WATER NUCLEAR REACTOR (EMBODIMENTS), LIGHT-WATER NUCLEAR REACTOR AND FUEL ELEMENT OF THE FUEL ASSEMBLY	Registered
Turkey	December 25, 2008	February 20, 2019	FUEL ASSEMBLY FOR A LIGHT-WATER NUCLEAR REACTOR (EMBODIMENTS), LIGHT-WATER NUCLEAR REACTOR AND FUEL ELEMENT OF THE FUEL ASSEMBLY	Registered
United Kingdom	December 25, 2008	April 13, 2016	FUEL ASSEMBLY FOR A LIGHT-WATER NUCLEAR REACTOR (EMBODIMENTS), LIGHT-WATER NUCLEAR REACTOR AND FUEL ELEMENT OF THE FUEL ASSEMBLY	Registered
United Kingdom	December 25, 2008	February 20, 2019	FUEL ASSEMBLY FOR A LIGHT-WATER NUCLEAR REACTOR (EMBODIMENTS), LIGHT-WATER NUCLEAR REACTOR AND FUEL ELEMENT OF THE FUEL ASSEMBLY	Registered
United States of America	December 25, 2008	May 31, 2016	FUEL ASSEMBLY FOR A LIGHT-WATER NUCLEAR REACTOR (EMBODIMENTS), LIGHT-WATER NUCLEAR REACTOR AND FUEL ELEMENT OF THE FUEL ASSEMBLY	Registered
Australia	May 11, 2011	July 2, 2015	FUEL ASSEMBLY	Registered
Australia	May 11, 2011	March 21, 2019	FUEL ASSEMBLY	Registered
Australia	May 11, 2011		FUEL ASSEMBLY	Pending
Belgium	May 11, 2011	October 25, 2017	FUEL ASSEMBLY	Registered
Bulgaria	May 11, 2011	April 6, 2016	FUEL ASSEMBLY	Registered
Bulgaria	May 11, 2011	October 25, 2017	FUEL ASSEMBLY	Registered
Canada	May 11, 2011		FUEL ASSEMBLY	Pending
Canada	May 11, 2011		FUEL ASSEMBLY	Pending
China	May 11, 2011	May 18, 2016	FUEL ASSEMBLY	Registered
Czech Republic	May 11, 2011	April 6, 2016	FUEL ASSEMBLY	Registered

Country	Application Date	Registration Date	Title	Case Status
Czech Republic	May 11, 2011	October 25, 2017	FUEL ASSEMBLY	Registered
Europe	May 11, 2011	April 6, 2016	FUEL ASSEMBLY	Registered
Europe	May 11, 2011	October 25, 2017	FUEL ASSEMBLY	Registered
Finland	May 11, 2011	April 6, 2016	FUEL ASSEMBLY	Registered
France	May 11, 2011	April 6, 2016	FUEL ASSEMBLY	Registered
Germany	May 11, 2011	April 6, 2016	FUEL ASSEMBLY	Registered
Hungary	May 11, 2011	April 6, 2016	FUEL ASSEMBLY	Registered
Hungary	May 11, 2011	October 25, 2017	FUEL ASSEMBLY	Registered
India	May 11, 2011		FUEL ASSEMBLY	Pending
Japan	May 11, 2011	September 9, 2016	FUEL ASSEMBLY	Registered
Japan	May 11, 2011	September 9, 2016	FUEL ASSEMBLY	Registered
Japan	May 11, 2011	April 13, 2018	FUEL ASSEMBLY	Registered
Korea	May 11, 2011	November 12, 2019	FUEL ASSEMBLY	Registered
Sweden	May 11, 2011	April 6, 2016	FUEL ASSEMBLY	Registered
Turkey	May 11, 2011	April 6, 2016	FUEL ASSEMBLY	Registered
United Kingdom	May 11, 2011	October 25, 2017	FUEL ASSEMBLY	Registered
United States of America	May 11, 2011	July 31, 2018	FUEL ASSEMBLY	Registered
United States of America	February 20, 2018		FUEL ASSEMBLY	Pending
Korea	November 12, 2019		FUEL ASSEMBLY	Pending
United States of America	November 15, 2013	January 1, 2019	FUEL ASSEMBLY	Registered
Australia	May 1, 2014	October 11, 2018	FUEL ASSEMBLY	Registered
Australia	May 1, 2014	October 11, 2018	FUEL ASSEMBLY	Registered
Canada	May 1, 2014		FUEL ASSEMBLY	Pending
Eurasian Patent Organization	May 1, 2014	October 31, 2019	FUEL ASSEMBLY	Registered
India	May 1, 2014		FUEL ASSEMBLY	Pending
Japan	May 1, 2014	July 13, 2018	FUEL ASSEMBLY	Registered
Korea	May 1, 2014		FUEL ASSEMBLY	Pending
Australia	December 5, 2019		FUEL ASSEMBLY	Pending
Australia	May 7, 2018		FUEL ASSEMBLY	Pending
Australia	September 16, 2015		NUCLEAR FUEL ASSEMBLY	Pending
Canada	September 16, 2015		NUCLEAR FUEL ASSEMBLY	Pending
China	September 16, 2015	April 2, 2019	NUCLEAR FUEL ASSEMBLY	Registered
China	September 16, 2015		NUCLEAR FUEL ASSEMBLY	Pending
Eurasian Patent Organization	September 16, 2015	December 13, 2019	NUCLEAR FUEL ASSEMBLY	Registered
Eurasian Patent Organization	September 16, 2015		NUCLEAR FUEL ASSEMBLY	Pending
Europe	September 16, 2015		NUCLEAR FUEL ASSEMBLY	Pending
Belgium	September 16, 2015	February 19, 2020	NUCLEAR FUEL ASSEMBLY	Belgium

Country	Application Date	Registration Date	Title	Case Status
Bulgaria	September 16, 2015	February 19, 2020	NUCLEAR FUEL ASSEMBLY	Registered
Czech Republic	September 16, 2015	February 19, 2020	NUCLEAR FUEL ASSEMBLY	Registered
Finland	September 16, 2015	February 19, 2020	NUCLEAR FUEL ASSEMBLY	Registered
France	September 16, 2015	February 19, 2020	NUCLEAR FUEL ASSEMBLY	Registered
Germany	September 16, 2015	February 19, 2020	NUCLEAR FUEL ASSEMBLY	Registered
Hungary	September 16, 2015	February 19, 2020	NUCLEAR FUEL ASSEMBLY	Registered
Japan	September 16, 2015		NUCLEAR FUEL ASSEMBLY	Pending
Korea	September 16, 2015		NUCLEAR FUEL ASSEMBLY	Pending
Belgium	September 16, 2015	February 19, 2020	NUCLEAR FUEL ASSEMBLY	Belgium
Bulgaria	September 16, 2015	February 19, 2020	NUCLEAR FUEL ASSEMBLY	Registered
Czech Republic	September 16, 2015	February 19, 2020	NUCLEAR FUEL ASSEMBLY	Registered
Finland	September 16, 2015	February 19, 2020	NUCLEAR FUEL ASSEMBLY	Registered
United States of America	September 16, 2015	January 29, 2019	NUCLEAR FUEL ASSEMBLY	Registered
United States of America	January 7, 2019		NUCLEAR FUEL ASSEMBLY	Pending
United States of America	December 28, 2018		FUEL ASSEMBIY	Pending

In addition to our patent portfolio, we also own trademarks to Lightbridge and Thorium Power corporate names and the Lightbridge logo.

Employees

Our business model is to limit the number of our full-time employees and to rely on individual independent contractors, outside agencies and technical facilities with specific skills to assist with various business functions including, but not limited to, corporate overhead, personnel, research and development, and government relations. This model limits overhead costs and allows us to draw upon resources that are specifically tailored to our internal and external (client) needs. As of December 31, 2019, we had thirteen full-time employees. We utilize a network of independent contractors available for deployment for specialized consulting assignments. We believe that our relationship with our employees and contractors is satisfactory.

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

ITEM 1A. RISK FACTORS

Our business faces significant risks. You should carefully consider all of the information set forth in this annual report and in our other filings with the SEC, including the following risk factors, which we face, and which are faced by our industry. Our business, financial condition, and results of operations could be materially and adversely affected by any of these risks. In that event, the trading price of our ordinary shares would likely decline and you might lose all or part of your investment. This report also contains forward-looking statements that involve risks and uncertainties. Our results could materially differ from those anticipated in these forward-looking statements, as a result of certain factors including the risks described below and elsewhere in this report and our other SEC filings. See also “Forward-Looking Statements”.

Risks Related to the Company

Substantial doubt exists as to our ability to continue as a going concern.

As described in Note 1 of our accompanying consolidated financial statements, our auditors have issued a going concern opinion regarding the Company. This means there is substantial doubt we can continue as an ongoing business for the next twelve months. Our financial statements have been prepared assuming we will continue as a going concern. We have experienced substantial and recurring losses from operations, which losses have caused an accumulated deficit of $114.1 million as of December 31, 2019.

At December 31, 2019, the Company had approximately $18.0 million in cash and had a working capital surplus of approximately $18.1 million. The Company’s net cash used in operating activities during the year ended December 31, 2019 was approximately $6.7 million, and current projections indicate that the Company will have continued negative cash flows for the foreseeable future. Net losses incurred for the years ended December 31, 2019 and 2018 amounted to approximately $(10.6) million, $(15.7) million, respectively.

Our ability to successfully raise sufficient funds, primarily through the sale of equity securities, is uncertain and subject to market conditions generally, the market for our common stock and other risks. There can be no assurances as to the availability or terms upon which capital might be available. These factors, among others, raise substantial doubt about our ability to continue as a going concern. If we are unable to meet our financial obligations, we could be forced to delay, reduce, or cease our operations, including substantially decrease our research and development activities, or otherwise impede our ongoing business efforts, which could have a material adverse effect on our business, operating results, financial condition, and long-term prospects, and, investors may lose their entire investment in the Company. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We will need to raise significant additional capital in the future to expand our operations and continue our research and development activities and we may be unable to raise such funds when needed or on acceptable terms, and any capital raises may cause significant dilution to our shareholders.

As of December 31, 2019, we had $18.0 million in cash and equivalents, and as of the date of this filing, we had approximately $16.5 million in cash and equivalents. We will need to raise significant additional capital in order to continue our research and development activities and fund our operations through commercialization of our nuclear fuel technology. Our current plan is to maximize external funding from third party sources to support the remaining development, testing and demonstration activities relating to our metallic nuclear fuel technology.

When we elect to raise additional funds or additional funds are required, we may raise such funds from time to time through public or private equity offerings, debt financings or other financing alternatives. Additional equity or debt financing or other alternative sources of capital may not be available to us on acceptable terms, if at all. In addition, if we are unable to demonstrate meaningful progress to further the development of our fuel products, it may be difficult for us to raise additional capital on terms acceptable to us or at all.

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

The development of our nuclear fuel will take a significant amount of time and funding, and any delay in procuring equipment or in achieving development milestones, or uncertainty in regulatory licensing timelines could result in significant delays and cost overruns. We have come to the point where certain manufacturing equipment and a manufacturing facility are necessary for further development of our fuel; however, we cannot at this stage accurately predict the amount of funding or the time required to successfully manufacture and sell our fuel in the future. The actual cost and time required to commercialize our fuel technology may vary significantly depending on, among other things, the results of our research and product development efforts; the cost of developing or licensing our fuel; changes in the focus and direction of our research and product development programs; competitive and technological advances; the cost of filing, prosecuting, defending and enforcing claims with respect to patents; the regulatory approval process; fuel manufacturing process; availability of metallic high assay low enriched uranium, and marketing and other costs associated with commercialization of these technologies. Because of this uncertainty, even if financing is available to us, we may need significantly more capital than anticipated, which may not be available on terms acceptable to us or at all, and the expected revenues and other benefits from our nuclear fuel technology may be delayed or never realized.

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

Nuclear power research and development entails significant technological risk. New designs must undergo extensive development and testing necessary for regulatory approval. Our fuel designs are still in the research and development stage and, while certain testing on our fuel technologies has been completed, further testing and experiments will be required in test facilities. For example, our proposed metallic fuel uses a helical cruciform form to increase its surface area and shorten the distance for heat generated in the fuel rod to reach water and improve the coolability of the fuel. However, this proposed shape may also result in non-uniform distribution of heat flux that may have an adverse impact on the critical heat flux and limit power uprate capabilities of our metallic fuel. Additional testing and development may result in changes to the design of our proposed metallic fuel, which could decrease its realizable benefits and impair the ability of nuclear utilities to utilize nuclear fuel incorporating our technology.

Furthermore, the fuel technology has yet to be demonstrated in operating conditions equivalent to those found in an existing commercial reactor. Until we are able to successfully demonstrate operation of our fuel designs in commercial reactor conditions, we cannot confirm the ability of our fuel to perform as expected, including its ability to enable a power uprate, a longer operating cycle, or other anticipated performance and safety benefits. In addition, there is also a risk that suitable testing or manufacturing facilities may not be available to us on a timely basis or at a reasonable cost, which could cause development program schedule delays.

If our fuel designs do not perform as anticipated in commercial reactor conditions, we will not realize revenues from licensing or other use of our fuel designs.

Existing commercial nuclear infrastructure in many countries is limited to uranium material in dioxide form with enrichments up to 5%. Our fuel is in metallic form and is enriched to higher levels which would require modifications to existing commercial nuclear infrastructure and could impede commercialization of our technology.

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

Our nuclear fuel designs rely on fabrication technologies that in certain material ways are different from the fabrication techniques presently utilized by existing commercial fuel fabricators. In particular, our metallic fuel rods must be produced using a co-extrusion fabrication process. Presently, most commercial nuclear fuel is produced using a pellet fabrication technology, whereby uranium dioxide is formed into small pellets which are stacked and sealed inside metallic tubes. Our co-extrusion fabrication technology involves extrusion of a composite solid fuel rod from a metallic matrix containing uranium and zirconium alloy. Fabrication of full-length (approximately 3.5 to 4.5 meters) PWR metallic fuel rods has yet to be demonstrated with our uranium-zirconium metal. There is a risk that the fuel fabrication process utilized to produce one meter long metallic fuel rods may not be adaptable to the fabrication of full-length metallic fuel rods used in commercial reactors.

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

Our fuel designs differ significantly in some aspects from the fuel used today by commercial nuclear power plants. These differences will likely result in more prolonged and extensive review by the US Nuclear Regulatory Commission or its counterparts around the world that could cause development program schedule delays. Entities within the nuclear industry may be hesitant to be the first to use our fuel, which has little or no history of successful commercial use. Furthermore, our fuel development timeline relies on the relevant nuclear regulator to accept and approve technical information and documentation about our fuel that is generated during the research and development program. There is a risk that regulators may require additional information regarding the fuel’s behavior or performance which necessitates additional, unplanned analytical and/or experimental work which could cause program schedule delays and require more research and development funding.

Events related to our Enfission joint venture could adversely affect our future operations.

The Enfission joint venture is currently inactive and we intend to dissolve this joint venture as soon as practical. Under the Joint Venture Operating Agreement, neither we nor Framatome are in a position to unilaterally control or dissolve the joint venture, and our ability to engage in research activities within the scope of operations of the joint venture may be impaired until such time as the joint venture is dissolved. Our inability to dissolve the joint venture or resolve the continuing deadlock could adversely impact the operations and future profitability of Lightbridge, including the Company’s ability to conduct research and development activities within the scope of operations of Enfission in the near term or at all, as well as delaying the commercialization of the nuclear fuel incorporating our technology for certain markets. See “Certain Challenges – The ability to unwind our partnership with Framatome in an expeditious manner while minimizing the cost and risk to our intellectual property represents a significant challenge.” under Part I. Item 1. Business.

On February 7, 2020, we filed an Arbitration Request in the International Court of Arbitration of the International Chamber of Commerce against Framatome SAS to resolve issues arising out of our assertion that there are material breaches on the part of Framatome under the RSDA. This arbitration may increase our expenses and prevent our officers and directors from focusing their time and effort entirely on our business, which could have a material adverse effect on our financial statements. Additionally, a ruling by the arbitrator adverse to our position could have a material negative impact on our future business and financial statements.

Successful execution of our business model is dependent upon public support for nuclear power and overcoming public opposition to nuclear energy.

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

In addition, many states and the federal government have adopted a variety of government subsidies and utility incentives to allow renewable energy sources, such as biofuels, wind and solar energy, to compete with conventional sources of energy that have historically been less expensive, such as fossil fuels and nuclear power. We may face additional indirect competition from providers of renewable energy sources, particularly in wind and solar energy, if government subsidies and utility incentives for those sources of energy remain or increase or if such sources of energy are mandated. Additionally, the availability of subsidies and other incentives from utilities or government agencies to install alternative renewable energy sources may negatively impact our potential customers’ desire to purchase our products and services, or may be utilized by our existing or new competitors to develop a competing business model or products or services that may be potentially more attractive to customers than ours, any of which could have a material adverse effect on our results of operations or financial condition.

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

Our success depends upon certain members of our senior management, including Seth Grae, our Chief Executive Officer, Mr. Andrey Mushakov, our Executive Vice President - Nuclear Operations, and Larry Goldman, our Chief Financial Officer. Mr. Grae’s and Mr. Mushakov’s knowledge of the nuclear power industry, their network of key contacts within that industry and in governments and, in particular, their expertise in the potential markets for our technologies, are critical to the implementation of our business model. Mr. Grae, Mr. Mushakov, or Mr. Goldman are likely to be significant factors in our future growth and success. The loss of services by either Mr. Grae, Mr. Mushakov, or Mr. Goldman could have a material adverse effect on our business, results of operations or financial condition. Also, we rely heavily on other members of our management team and our inability to hire, retain, and motivate adequate numbers of consultants and managers could adversely affect our ability to meet client needs and to continue the development of our fuel designs.

Competition for highly qualified technical personnel is intense in our industry.

Our future success depends in part on our ability to contract with, hire, integrate, and retain engineers and scientists, and other qualified personnel with a focus in our nuclear fuel technology and products. Competition for these skilled professionals is intense. If we are unable to adequately anticipate our needs for certain key competences and implement human resource solutions to recruit or improve these competences, our business, results of operations and financial condition would suffer. In addition, a loss of the service of any of our existing skilled employees or contractors could have a significant negative effect on our ability to operate.

We may not be able to receive or retain authorizations that may be required for us to sell our services or license our technology internationally.

The sales and marketing of our services and technology internationally may be subject to US and France export control regulations and the export control laws of other countries. Governmental authorizations may be required before we can export our services or technology. If authorizations are required and not granted, our international business could be materially affected. The export authorization process is often time consuming. Violation of export control regulations could subject us to fines and other penalties, such as losing the ability to export for a period of years, which would limit our revenue growth opportunities and significantly hinder our attempts to expand our business internationally.

Development of our nuclear fuel technology is dependent upon the availability of a test reactor.

Our fuel designs are still in the research and development stage and further research, development, and demonstration will be required in test facilities. We intended to conduct further testing of our fuel designs at the Halden research reactor located in Halden, Norway. However, the Halden research reactor, which became operative in 1958, has closed and will not reopen, so it will not be available for further testing of our fuel designs. The Company has identified alternative options to generate the irradiation data we need to support regulatory licensing of our lead test assembly operation in a commercial reactor but pursuing such alternatives to the Halden research reactor may delay further testing of our fuel designs. We may not be able to contractually secure another reactor in which to test our fuel designs. As a result, commercialization of our nuclear fuel technology may be delayed, perhaps indefinitely, which would adversely affect our business, financial condition, and results of operations.

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

If we are unable to obtain or maintain intellectual property rights and trade secrets relating to our technology, the commercial value of our technology may be adversely affected, which could in turn adversely affect our business, financial condition, and results of operations.

Our success and ability to compete depends in part upon our ability to obtain protection in the United States and other countries for our nuclear fuel designs by establishing and maintaining intellectual property rights relating to or incorporated into our fuel technologies and products. We own a variety of patents and patent applications in the United States, as well as corresponding patents and patent applications in several other jurisdictions. We have not obtained patent protection in each market in which we plan to compete. We do not know how successful we would be should we choose to assert our patents against suspected infringers. Our pending and future patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Even if issued, patents may be challenged, narrowed, invalidated, or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length of term of patent protection we may have for our products. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection, which could in turn adversely affect our business, financial condition, and results of operations.

We intend to apply for additional patents for our nuclear fuel technologies as we deem appropriate. We may, however, fail to apply for patents on important technologies or products in a timely fashion, if at all. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products and technologies. In addition, in general the patent positions of energy technology companies are highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. As a result, the validity and enforceability of our patents cannot be predicted with certainty.

We also rely on trade secrets to protect some of our technology, especially where it is believed that patent protection is undesirable for the Company or unobtainable. We generally require our employees, consultants, advisors, and collaborators to execute appropriate agreements with us recently regarding the safeguarding of confidential information. If any of these agreements are violated, or if any of our employees, consultants, advisors or collaborators unintentionally or willfully disclose our proprietary information to competitors, we may not be able to fully perfect our rights to the technologies in question, and in some instances, we may not have an appropriate remedy available for the damages that we may incur as a result of any such violation. Enforcement of claims that a third party has illegally obtained and is using trade secrets is expensive, time consuming and uncertain. In addition, non-US courts are sometimes less willing than US courts to protect trade secrets. If our competitors independently develop equivalent knowledge, methods, and know-how, we would not be able to assert our trade secrets against them and our business could be harmed.

If we infringe or are alleged to infringe intellectual property rights of third parties, our business, financial condition, and results of operations could be adversely affected.

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

Our nuclear fuel fabrication process is dependent on outside suppliers of nuclear and other materials and any difficulty by a fuel fabricator in obtaining these materials could be detrimental to our ability to eventually market our fuel through a fuel fabricator.

Production of fuel assemblies using our nuclear fuel designs is dependent on the ability of fuel fabricators to obtain supplies of nuclear material utilized in our fuel assembly design. Our proposed fuel products require high-assay low enriched uranium (HALEU) in metallic form, enriched between 5% and 19.75%, with presently no commercial supply of HALEU available in the US. Currently HALEU can only be sourced in limited quantities from the DOE.

Recently, major commercial enrichment companies, such as Urenco have expressed interest in supplying HALEU. Several Urenco enrichment facilities are already licensed to produce uranium at enrichments above 5% U235, in line with today’s nuclear industry market requirements. Urenco is now exploring the construction of a dedicated HALEU unit at the Urenco USA facility. Urenco is progressing the design engineering and related licensing activities to support this project.

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

We retain highly confidential information in our systems and databases on third party network providers. Although we maintain security features in our systems designed to protect proprietary information and prevent data loss and other security breaches, such measures cannot provide absolute security and our operations may be susceptible to breaches on our third party networks, including from circumvention of security systems, denial of service attacks or other cyber-attacks, hacking, computer viruses or malware, technical malfunction, employee error, malfeasance, physical breaches, system disruptions or other disruptions. We outsource certain functions, including IT functions, and these relationships allow for the storage and processing of our information, as well as customer, counterparty, and employee information. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure or destruction of data, or other cybersecurity incidents, with increased costs and other consequences, including those described below.

Disruptions from cybersecurity events may jeopardize the security of information stored in and transmitted through our systems or the systems of outsourcing parties. An increasing number of websites, including those owned by several other large Internet and offline companies, have disclosed breaches of their security, some of which have involved sophisticated and highly targeted attacks on portions of their websites or infrastructure. The techniques used to obtain unauthorized access, disable, or degrade service, or sabotage systems, change frequently, may be difficult to detect for a long time, and often are not recognized until launched against a target. Certain efforts may be state sponsored and supported by significant financial and technological resources and therefore may be even more difficult to detect. We may not anticipate these techniques or implement adequate preventive measures. We currently expend and may be required to expend significant additional capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. Our insurance coverage may be inadequate to compensate us for any related losses we incur.

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

Approximately 3.4 million shares of our Series A and Series B preferred stock were issued and outstanding at December 31, 2019. We can issue additional shares of preferred stock in one or more series and can set the terms of the preferred stock without seeking any further approval from the holders of our common stock. Any preferred stock that we issue may rank ahead of our common stock in terms of dividend priority or liquidation premiums, may have greater voting rights than our common stock, and may have consent rights over certain fundamental transactions. The interests of the holders of the preferred stock may as a consequence be different from the interests of the holders of our common stock, including in certain fundamental transactions in which the preferred stockholders would receive distributions before any distributions may be made to our common stockholders. In addition, such preferred stock may contain provisions allowing it to be converted into shares of common stock, which could dilute the value of our common stock to then current stockholders and could adversely affect the market price of our common stock.

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

If we fail to maintain compliance with, or otherwise fail to comply with, all applicable continued requirements, Nasdaq may determine to delist our common stock, which could substantially decrease trading in our common stock and adversely affect the market liquidity of our common stock and cause the market price of our common stock to decline. In addition, our ability to raise additional capital, including through future at-the-market offerings and other offerings utilizing short-form registration statements on Form S-3, would be substantially impaired.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our office space is located at 11710 Plaza America Drive, Suite 2000 Reston, VA 20190 USA. The term of the lease extends through December 31, 2020. We are obligated to pay approximately $15,000 per month for office rent. This space is used by our executives, employees, and contractors for administrative purposes, consulting work, and research and development activities.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. For a description of legal proceedings involving the Company, see the information set forth below and under Litigation in Note 6. Commitments and Contingencies of the Notes to our consolidated financial statements in Part II. Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Filing of Arbitration - Framatome

On February 7, 2020, we filed a request for arbitration (the “Arbitration Request”) in the International Court of Arbitration of the International Chamber of Commerce against Framatome. We took this action in order to obtain, inter alia, a declaration that the R&D Services Agreement, dated November 14, 2017, by and among Framatome, Enfission, and the Company (as amended by Amendment Number One, dated January 25, 2018, and Amendment Number Two, dated June 20, 2018, the “RDSA”) was validly terminated and is no longer in force, and to obtain compensation for the damages incurred due to Framatome’s uncured material breach of certain material terms of the RDSA. These material breaches relate to Framatome’s invoicing obligations, as well as a failure of the escalation process under the RDSA to agree to a budget commitment for 2019-2020.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the Nasdaq Capital Market under the symbol “LTBR”.

Holders

As of March 2, 2020, our common stock was held by approximately 82 stockholders of record, including Cede & Co., the nominee for the Depository Trust & Clearing Corporation, and consequently that number does not include beneficial owners of our common stock who hold their stock in “street name” through their brokers.

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

Recent Sales of Unregistered Securities

We did not sell any securities without registration under the Securities Act during the fiscal year ended December 31, 2019 other than as previously disclosed in the Company’s quarterly reports on Form 10-Q and current reports on Form 8-K.

ITEM 6. SELECTED FINANCIAL INFORMATION.

Not applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is intended to help the reader understand Lightbridge Corporation, our operations, and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying Notes thereto, which are contained in Part II. Item 8. Financial Statements and Supplementary Data, of this report. This discussion contains forward-looking statements that are based on our management’s current expectations, estimates, and projections for our business, which are subject to a number of risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Forward-Looking Statements” and Part I. Item 1A. Risk Factors. This MD&A consists of the following sections:

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

Overview of Our Business and Recent Developments

Our Business

Financial information is included in Part II. Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Our goal is to develop and commercialize innovative, proprietary nuclear fuel designs, which we expect will significantly enhance the nuclear power industry’s economics due to higher power output and improved safety margins.

Our metallic fuel can be used in different types of water-cooled commercial power reactors, such as pressurized water reactors, boiling water reactors, Russian-type VVER reactors, CANDU heavy water reactors, water-cooled small modular reactors, as well as water-cooled research reactors.

We have obtained patent validation in key countries and will continue to seek patent validation in key countries that either currently operate or are expected to build and operate a large number of suitable nuclear power reactors.

We expect to generate license revenues from nuclear fuel fabricators in the future.

We have incurred net losses and negative cash flows from operations and expect this to continue in the next several years. In 2020, we will continue to evaluate spending to reduce expenses with the overall goal of commercializing our fuel at the lowest cost, in order to maximize our shareholders’ value. Our current primary source of funding is our at-the-market (ATM) financing arrangement with Stifel, Nicolaus & Company. See Note 9. Stockholders’ Equity and Stock-Based Compensation of the Notes to our Consolidated Financial Statements included in Part II. Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for information regarding our ATM financing.

Recent Developments

On December 20, 2019 we announced an award voucher from the U.S. Department of Energy’s Gateway for Accelerated Innovation in Nuclear (GAIN) program to support development of Lightbridge Fuel™ in collaboration with Idaho National Laboratory (INL). The scope of the project includes experiment design for irradiation of Lightbridge metallic fuel material samples in the Advanced Test Reactor (ATR) at INL. The project is anticipated to commence in the first half of 2020. The total project value is approximately $846,000, with three-quarters of this amount funded by DOE for the scope performed by INL. This was the very first direct award to Lightbridge from the DOE, which demonstrates the DOE’s commitment to funding nuclear energy innovation from American companies.

Filing of Arbitration - Framatome

On February 7, 2020, we filed a request for arbitration (the “Arbitration Request”) in the International Court of Arbitration of the International Chamber of Commerce against Framatome. We took this action in order to obtain, inter alia, a declaration that the R&D Services Agreement, dated November 14, 2017, by and among Framatome, Enfission, and the Company (as amended by Amendment Number One, dated January 25, 2018, and Amendment Number Two, dated June 20, 2018, the “RDSA”) was validly terminated and is no longer in force, and to obtain compensation for the damages incurred. We anticipate our general and administrative costs will increase in 2020 due to this action.

See Part I. Item 3. Legal Proceedings, for more information.

Consolidated Results of Operations

The following table presents our historical operating results as a percentage of revenues for the years indicated:

	Years Ended
	December 31,		Changes
	2019	2018	2019 vs 2018

Revenues	$-	$-	$-	-%

Operating Expenses
General and administrative	5,697,469	6,715,378	(1,017,909)	-15%
Research and development expenses	2,676,156	3,458,377	(782,221)	-23%
Total Operating Expenses	$8,373,625	$10,173,755	$(1,800,130)	-18%

Other Operating Income and (Loss)
Other income from joint venture	$715,126	$1,056,551	$(341,425)	-32%
Equity in loss from joint venture	(3,321,737)	(5,835,263)	(2,513,526)	-43%
Total Other Operating Income and (Loss)	$(2,606,611)	$(4,778,712)	$(2,172,101)	-45%

Total Operating Loss	$(10,980,236)	$(14,952,467)	$(3,972,231)	-27%

Other Income and (Expenses)	$393,112	$(723,641)	$1,116,753	154%

Net Loss Before Income Taxes	$(10,587,124)	$(15,676,108)	$(5,088,984)	-32%

Revenue

The market for nuclear industry consulting services is competitive, fragmented, and subject to rapid change. Our main business is developing our nuclear fuel. We may pursue some consulting services opportunities in the future, but we have further increased the focus and resources of the Company to the fuel division and away from consulting. There was no revenue for the years ended December 31, 2019 and 2018.

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

Total general and administrative expenses decreased by approximately $1.0 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018. There was a decrease in stock-based compensation of approximately $1.0 million due to the decrease in stock option expense for prior stock option awards, and a decrease in professional fees of approximately $0.2 million due to decrease in legal fees, accounting fees and other professional fees, which was offset by an increase in employee compensation and employee benefits of approximately $0.2 million due to an increase in the number of employees. Total stock-based compensation included in general and administrative expenses was approximately $0.4 million and $1.4 million for the year ended December 31, 2019 and 2018, respectively.

See Note 9. Stockholders’ Equity and Stock-Based Compensation of the Notes to our Consolidated Financial Statements included in Part II. Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for more information regarding our stock-based compensation.

Research and Development

Corporate research and development expenses consist primarily of compensation and related fringe benefits including stock-based compensation and related allocable overhead costs for the research and development of our fuel, including work performed and billed to our Enfission joint venture. Total research and development expenses decreased by approximately $0.8 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018.

There was a decrease in professional fees of approximately $0.1 million, a decrease in stock-based compensation of approximately $0.6 million due to the decrease in stock option expense for prior stock option awards, and a decrease in employee compensation and employee benefits in supporting research and development activities for Enfission of approximately $0.2 million, which was offset by an increase in consulting fees of approximately $0.1 million. Total stock-based compensation included in research and development expenses was approximately $0.4 million and $1.0 million for the year ended December 31, 2019 and 2018, respectively.

Due to the nature of these research and development expenditures, cost and schedule estimates are inherently uncertain and can vary significantly as new information and the outcome of these research and development activities become available. For 2020, we anticipate a significant decrease of research and development activities due to budgetary constraints.

Other Operating Income and (Loss) – Related Party

Reported in other operating income is other income for activities performed by our employees and consultants billed to the Enfission joint venture for research and development work and our share of the allocated loss in Enfission. Total other operating income and (loss) decreased by approximately $2.2 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018.

Other income from the Enfission joint venture for the years ended December 31, 2019 and 2018 was approximately $0.7 million and $1.1 million, respectively. Equity in loss from the Enfission joint venture for the year ended December 31, 2019 and 2018 was $3.3 million and $5.8 million, respectively, which consists of our share of the allocated loss in Enfission. The decrease in the share of loss in Enfission was due to less research and development expenses incurred by Enfission due to the Enfission board of directors not agreeing on a 2019 research and development budget, which resulted in a decrease in the loss allocated to Lightbridge for the year ended December 31, 2019.

Other Income (Expenses)

There was a net decrease in other expenses of approximately $1.1 million. This change was due to a decrease in amortization of deferred financing costs of approximately $1.0 million due to the write-off of the deferred financing costs in the first quarter of 2018 for the expired equity line option agreement, and an increase of $0.1 million in interest income generated from the interest earned from the purchase of treasury bills and from our bank savings account for the year ended December 31, 2019, as compared to the year ended December 31, 2018.

Provision for Income Taxes

We incurred a pre-tax net loss for both 2019 and 2018. We reviewed all sources of income for purposes of recognizing the deferred tax assets and concluded a full valuation allowance for 2019 and 2018 was necessary. Therefore, we did not have a provision for taxes for both years ended December 31, 2019 and 2018.

See Note 8. Income Taxes of the Notes to our Consolidated Financial Statements included in Part II. Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for information regarding our income taxes.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

At December 31, 2019, we had cash and cash equivalents of approximately $18.0 million, as compared to approximately $24.6 million at December 31, 2018, decreased by approximately $6.6 million. The cash inflow of approximately $3.8 million resulted from net proceeds from the sale of approximately 0.5 million shares of common stock during the year ended December 31, 2019. This cash inflow was offset by net cash used in operating activities of approximately $6.7 million and our cash used in investing activities for our capital investment in Enfission and patent filing costs of approximately $3.8 million. We used cash during the year ended December 31, 2019 primarily to fund our research and development expenses and general and administrative expenses. We did not have any consulting revenue for the year ended December 31, 2019 and presently do not expect to have consulting revenue for the next 12 months.

We currently project a negative cash flow from operations averaging approximately $0.8 million per month for our general and administrative and corporate research and development expenses, for total expected expenditures of approximately $9.6 million for the next 12 months. In addition, we currently anticipate the amount of cash outlays to third parties for research and development expenditures, for our nuclear fuel products to be approximately $1.5 million to $2 million over the next 12 to 15 months. We believe that while our cash at December 31, 2019 exceeds our budgeted expenditures through the first quarter of 2021 there is only a small margin for miscalculations in budget estimates in meeting our budget 12 months from the issuance of these financial statements. Accordingly, budget variances in the projection of our planned operations, plus any additional expenditures that might result from additional legal costs and unexpected fees relating to arbitration with our joint venture partner, raise substantial doubt about our ability to continue as a going concern.

We can provide no assurances about meeting our budgeted expenditures regarding our future research and development efforts for the next 12 months and beyond, as well as predicting future market trends in nuclear power that can affect the future sale of our nuclear fuel. Furthermore, any negative results from our research and development may require us to increase our research and development spending to achieve our desired milestones in developing our nuclear fuel. There can be no assurance that the Enfission arbitration will not affect our ability to continue to advance our research and development efforts. These additional capital needs relate to the development, manufacturing, and commercialization of our nuclear fuel assemblies. We have the ability to delay or reduce incurring certain operating expenses, including research and development expenses, in the next 12 to 15 months, which could reduce our cash flow shortfall, if needed.

To maintain our Nasdaq listing, we executed a one-for-twelve reverse stock split of our issued and outstanding common stock, which became effective on October 21, 2019. On November 4, 2019, we received written notification from the Nasdaq Listing Qualifications Staff indicating that we regained compliance with the minimum bid price requirement for continued listing on the Nasdaq Capital Market. The current primary sources of cash available to us for the next 12 months are potential funding from equity investments, including our ATM financing arrangement. We have no debt or debt credit lines and we have financed our operations to date through our prior years’ consulting revenue margins and the sale of our preferred stock and common stock. Management believes that public or private equity investments will be available in the future, however adverse market conditions in our common stock price and trading volume, as well as other factors could substantially impair our ability to raise capital in the future.

Short-Term and Long-Term Liquidity Sources

As discussed above, we will seek new financing bringing us additional sources of capital, depending on the capital market conditions of our common stock, over the next 12 months. There can be no assurance that these additional sources of capital will be made available to us. The primary potential sources of cash that may be available to us are as follows:

•	Equity or debt investment from third party investors in Lightbridge; and

•	Strategic investment to support the remaining research and development activities required to further enhance and complete the development of our fuel products to a commercial stage.

In support of our long-term business with respect to our fuel technology business, we endeavor to create strategic alliances with other parties during the next three years, to support the remaining research and development activities that is required to further enhance and complete the development of our fuel products to a commercial stage. We may be unable to form such strategic alliances on terms acceptable to us or at all.

See Note 9. Stockholders’ Equity and Stock-Based Compensation of the Notes to our Consolidated Financial Statements included in Part II. Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for information regarding our prior financings.

The following table provides detailed information about our net cash flows for the years ended December 31, 2019 and 2018.

Cash Flow

	Year Ended
	December 31,
	2019	2018
	(rounded in millions)
Net cash used in operating activities	$(6.7)	$(7.4)
Net cash used in investing activities	$(3.8)	$(5.8)
Net cash provided by financing activities	$3.8	$33.3
Net cash (outflow) inflow	$(6.7)	$20.1

Operating Activities

The decrease in our cash used in operating activities in 2019 of approximately $0.7 million was primarily due to a decrease in our operating expenses and net loss and the change in working capital items as explained below.

Cash used in operating activities in the year ended December 31, 2019 consisted of net loss adjusted for non-cash (income) expense items such as stock-based compensation, amortization of deferred financing costs and equity in loss from the Enfission joint venture, as well as the effect of changes in working capital. Cash used in operating activities in the year ended December 31, 2019 consisted of a net loss of approximately $10.6 million and net adjustments to net loss for non-cash income items or a negative cash flow offset (decrease to cash flow used in operating activities) totaling approximately $4.1 million, consisting of non-cash adjustments for stock-based compensation of approximately $0.8 million and equity in loss from the Enfission joint venture of approximately $3.3 million. Total cash used in operating working capital totaled approximately $0.3 million, which was primarily due to an increase in other receivables from the Enfission joint venture.

Investing Activities

Net cash used in our investing activities for the year ended December 31, 2019, as compared to net cash used in our investing activities in 2018, decreased by approximately $2.0 million. The decrease was due primarily to reduced spending for investment in the Enfission joint venture of approximately $2.0 million. The spending for patent application costs were approximately the same for the year ended December 31, 2019. These applications are filed for new developments resulting from our research and development activities. We anticipate these patent costs to increase in the future periods due to the continuing research and development work we plan to perform on our all-metal fuel design, unless our planned research and development work is affected by the Enfission arbitration.

Financing Activities

Net cash provided by our financing activities for the year ended December 31, 2019, as compared to net cash provided by our financing activities for the year ended December 31, 2018 decreased by approximately $29.5 million. The decrease was primarily due to a decrease in the net proceeds from the issuance of our common stock of approximately $25.6 million in 2019 as compared to 2018 and a decrease in the proceeds from the issuance of our Series A Preferred Stock of approximately $3.9 million.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with US generally accepted accounting principles (“GAAP”) and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions, and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. Note 1. Basis of Presentation, Summary of Significant Accounting Policies, and Nature of Operations of the Notes to our Consolidated Financial Statements in Part II. Item 8. Financial Statements and Supplementary Data, of this Form 10-K describes the significant accounting policies and methods used in the preparation of our consolidated financial statements.

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

The stock-based compensation expense incurred in connection with our employees is based on the employee model of ASC 718. Under ASC 718 an employee is defined as “An individual over whom the grantor of a share-based compensation award exercises or has the right to exercise sufficient control to establish an employer-employee relationship based on common law as illustrated in case law and currently under US tax regulations.” The stock-based compensation expense for our consultants is accounted for under ASU 2018-07, which allows us to account for options issued to consultants in the same manner as they are issued to our employees. For all service-based grants made, we recognize compensation cost under the straight-line method.

We measure the fair value of service-based stock options on the measurement date using the Black-Scholes option-pricing model, which requires the use of several estimates, including:

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

Investment in Enfission – Equity Method

As of January 24, 2018, we own a 50% interest in Enfission – accounted for using the equity method of accounting. Enfission is deemed to be a variable interest entity (“VIE”) under the VIE model of consolidation because it currently does not have sufficient funds to finance its operations and will require significant additional equity or subordinated debt financing. We have determined that we are not the primary beneficiary of the VIE since we do not have the power to direct the activities that most significantly impact the VIE’s performance.

In determining whether we are the primary beneficiary and whether we have the right to receive benefits or the obligation to absorb losses that could potentially be significant to the VIE, we evaluate all our economic interests in the entity, regardless of form. This evaluation considers all relevant factors of the entity’s structure including the entity’s capital structure, contractual rights to earnings (losses) as well as other contractual arrangements that have potential to be economically significant. We are not the primary beneficiary since the major decision making for all significant economic activities require the approval of both us and Framatome. Changes in the operating agreement may affect the evaluation of who is a primary beneficiary of the VIE.

Intangibles

As presented on the accompanying balance sheet, we had patents with a book value of approximately $1.8 million and $1.6 million as of December 31, 2019 and 2018, respectively. There are many assumptions and estimates that may directly impact the results of impairment testing, including an estimate of future expected revenues, earnings, and cash flows, and discount rates applied to such expected cash flows to estimate fair value. We have the ability to influence the outcome and ultimate results based on the assumptions and estimates we choose for testing. To mitigate undue influence, we set criteria that are reviewed and approved by various levels of management. The determination of whether or not intangible assets have become impaired involves a significant level of judgment in the assumptions.

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

Loss Contingency

Our loss contingency analysis contains uncertainties because it requires management to assess the degree of probability of an unfavorable outcome and to make a reasonable estimate of the amount of potential loss for both Lightbridge and the outcome of the joint venture arbitration.

Recent Accounting Standards and Pronouncements

Refer to Note 1. Basis of Presentation, Summary of Significant Accounting Policies, and Nature of Operations of the Notes to our Consolidated Financial Statements in Part II. Item 8. Financial Statements and Supplementary Data, of this Form 10-K for a discussion of recent accounting standards and pronouncements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited consolidated financial statements as of and for the years ended December 31, 2019 and 2018 begins on page 52 of this Report.

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

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. Based on this assessment, management, with the participation of our Chief Executive Officer and Chief Financial Officer, determined that as of December 31, 2019, the Company’s internal control over financial reporting was effective.

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

Remediation of Previously Identified Material Weakness

Management has concluded that the material weakness in internal control over financial reporting described in Part I, Item 4, Control and Procedures in our Quarterly Report on Form 10-Q for the period ended September 30, 2019 has been remediated as of December 31, 2019. As described in the Form 10-Q, management enhanced our existing control process that entails a detailed review of the allocation of our proportionate share of the equity loss reported in our investee's (Enfission) financial statements to the financial statement balances of our investee. Management has evaluated these enhanced controls and has concluded they are designed and operating effectively.

Changes in Internal Control Over Financial Reporting

Other than the changes resulting from the remediation activities described above, there were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by Item 10 of Part III will be included in our Proxy Statement relating to the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

Summary Compensation Table

Information required by Item 11 of Part III will be included in our Proxy Statement relating to the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholders The information required by

Information required by Item 12 of Part III will be included in our Proxy Statement relating to the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by Item 13 of Part III will be included in our Proxy Statement relating to the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by Item 14 of Part III will be included in our Proxy Statement relating to the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report.

(1)	The following financial statements of Lightbridge Corporation, supplemental information and report of independent registered public accounting firm are included in this Form 10-K:

•	Consolidated Balance Sheets at December 31, 2019 and 2018

•	Consolidated Statements of Operations for the Years Ended December 31, 2019 and 2018

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2019 and 2018

•	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2019 and 2018

•	Notes to Consolidated Financial Statements

•

Report of BDO USA, LLP dated March 4, 2020 on the Company’s financial statements filed as a part hereof for the fiscal years ended December 31, 2019 and 2018. The independent registered public accounting firm’s consent with respect to this report appears in Exhibit 23 of this Annual Report on Form 10-K.

(2)	All schedules have been omitted because they are not required, not applicable or the information is otherwise included.

(3)	Exhibits.

Exhibit Number	Description

1.1

At-the-Market Equity Offering Sales Agreement, dated May 28, 2019, by and between the Company and Stifel, Nicolaus & Company, Incorporated (incorporated by reference to Exhibit 1.1 to the Form 8-K filed by the Company on May 28, 2019).

3.1	Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed by the Company on November 5, 2019).
3.4	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on August 29, 2016).
3.5	Certificate of Designation of Non-Voting Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on August 3, 2016).
3.6

Certificate of Amendment to the Certificate of Designation of Non-Voting Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Form 8-K filed by the Company on January 30, 2018).

3.7	Certificate of Designation of Non-Voting Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on January 30, 2018).
4.1	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Company on October 22, 2013).
4.2	Form of Common Stock Purchase Warrant, as amended (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Company on July 7, 2016).
4.3*	Description of Securities

47

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

10.23**	Independent Director Contract, dated October 23, 2006, between the Company and Daniel B. Magraw (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Company on October 23, 2006).
10.24**	Employment Agreement, dated August 8, 2018, between the Company and Seth Grae (incorporated by referenced to Exhibit 10.2 to the Form 10-Q filed by the Company on August 9, 2018).
10.25**	Employment Agreement, dated August 8, 2018, between the Company and Andrey Mushakov (incorporated by referenced to Exhibit 10.3 to the Form 10-Q filed by the Company on August 9, 2018).
10.26**	Employment Agreement, dated August 8, 2018, between the Company and Larry Goldman (incorporated by referenced to Exhibit 10.4 to the Form 10-Q filed by the Company on August 9, 2018).
10.27**	Form of Indemnification Agreement (August 2018) (incorporated by referenced to Exhibit 10.5 to the Form 10-Q filed by the Company on August 9, 2018).
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Form 10-K filed by the Company on March 15, 2016).
23.1*	Consent of BDO USA, LLP.
23.2*	Consent of BDO USA, LLP, regarding report in Exhibit 99.1.
31.1*	Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification — Principal Financial Officer and Principal Accounting Officer.
32*	Section 1350 Certifications.
99.1*	Audited Financial Statements of Enfission, LLC for 2019 and for the Period from Inception (January 24, 2018) to December 31, 2018, with Report of Independent Auditor.
101*

The following materials from Lightbridge Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) Consolidated Statement of Operations; (iii) Consolidated Statement of Cash Flows; (iv) Consolidated Statement of Changes in Stockholders’ Equity; and (v) Notes to Consolidated Financial Statements.

________________

* Filed or furnished herewith

** Indicates management contract or compensatory plan or arrangement.

‡ Certain portions of this exhibit have been omitted be redacting a portion of text (indicated by asterisks in the text).

Item 16. Form 10–K Summary

None.

LIGHTBRIDGE CORPORATION

DECEMBER 31, 2019 and 2018

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Lightbridge Corporation

Reston, Virginia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lightbridge Corporation and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, negative cash flows from operations and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Philadelphia, Pennsylvania

March 18, 2020

LIGHTBRIDGE CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2019	2018
ASSETS
Current Assets
Cash and cash equivalents	$17,958,989	$24,637,295
Other receivable from joint venture	400,000	93,253
Prepaid expenses and other current assets	47,371	36,745
Total Current Assets	18,406,360	24,767,293
Other Assets
Patent costs	1,798,484	1,577,421
Total Other Assets	1,798,484	1,577,421
Total Assets	$20,204,844	$26,344,714

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$350,299	$258,056
Investee losses in excess of investment	—	218,263
Total Current Liabilities	350,299	476,319

Commitments and contingencies - Note 6

Stockholders' Equity
Preferred stock, $0.001 par value, 10,000,000 authorized shares
Convertible Series A preferred shares, 757,770 shares and 813,624 shares issued and outstanding at December 31, 2019 and 2018, respectively (liquidation preference $2,636,764 and $2,640,862 at December 31, 2019 and 2018, respectively)	757	813
Convertible Series B preferred shares, 2,666,667 shares issued and outstanding at December 31, 2019 and 2018 (liquidation preference $4,569,180 and $4,262,855 at December 31, 2019 and 2018, respectively)	2,667	2,667
Common stock, $0.001 par value, 8,333,333 authorized, 3,252,371 shares and 2,738,508 shares issued and outstanding as of December 31, 2019 and 2018, respectively	3,252	2,738
Additional paid-in capital	133,932,615	129,359,799
Accumulated deficit	(114,084,746)	(103,497,622)
Total Stockholders' Equity	19,854,545	25,868,395
Total Liabilities and Stockholders' Equity	$20,204,844	$26,344,714

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTBRIDGE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2019	2018

Revenue	$—	$—

Operating Expenses
General and administrative	5,697,469	6,715,378
Research and development expenses	2,676,156	3,458,377
Total Operating Expenses	8,373,625	10,173,755

Other Operating Income and (Loss)
Other income from joint venture	715,126	1,056,551
Equity in loss from joint venture	(3,321,737)	(5,835,263)
Total Other Operating Income and (Loss)	(2,606,611)	(4,778,712)
Total Operating Loss	$(10,980,236)	$(14,952,467)

Other Income and (Expenses)
Interest income	393,112	258,795
Financing costs	—	(982,436)
Total Other Income and (Expenses)	393,112	(723,641)

Net Loss Before Income Taxes	(10,587,124)	(15,676,108)
Income Taxes	—	—
Net Loss	$(10,587,124)	$(15,676,108)

Accumulated Preferred Stock Dividend	(490,117)	(461,187)
Deemed additional dividend on preferred stock dividend due to the beneficial conversion feature	(209,698)	(187,892)
Deemed dividend on issuance on Series B convertible preferred stock due to the beneficial conversion feature	—	(2,624,836)

Net Loss Attributable to Common Shareholders	$(11,286,939)	$(18,950,023)

Net Loss Per Common Share
Basic and Diluted	$(3.63)	$(8.54)

Weighted Average Number of Common Shares Outstanding	3,107,580	2,219,687

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTBRIDGE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2019	2018
Operating Activities
Net Loss	$(10,587,124)	$(15,676,108)
Adjustments to reconcile net loss from operations to net cash used in operating activities
Stock-based compensation	822,820	2,379,905
Write off of deferred financing costs	—	982,436
Equity in loss from joint venture	3,321,737	5,835,263
Changes in operating working capital items
Accounts receivable - fees and reimbursable project costs	—	10,400
Other receivable from joint venture	(306,747)	(93,253)
Prepaid expenses and other current assets	(10,626)	33,322
Accounts payable and accrued liabilities	92,243	(893,154)

Net Cash Used in Operating Activities	(6,667,697)	(7,421,189)

Investing Activities
Investment in joint venture	(3,540,000)	(5,617,000)
Patent costs	(221,063)	(209,729)
Net Cash Used in Investing Activities	(3,761,063)	(5,826,729)

Financing Activities
Net proceeds from the issuance of common stock	3,750,454	29,469,814
Net proceeds from the issuance of preferred stock	—	3,900,001
Net Cash Provided by Financing Activities	3,750,454	33,369,815

Net (Decrease) Increase in Cash and Cash Equivalents	(6,678,306)	20,121,897

Cash and Cash Equivalents, Beginning of Year	24,637,295	4,515,398

Cash and Cash Equivalents, End of Year	$17,958,989	$24,637,295

Supplemental Disclosure of Cash Flow Information
Cash paid during the year
Interest paid	$—	$—
Income taxes paid	$—	$—
Non-Cash Financing Activities
Deemed dividend on issuance Series B convertible preferred stock due to beneficial conversion feature	$—	$2,624,836
Accumulated preferred stock dividend	$699,815	$649,079
Conversion of Series A convertible preferred stock to common stock and payment of paid-in-kind dividends to Series A preferred stockholder	$187,890	$206,376

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTBRIDGE CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Series A		Series B				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance - December 31, 2017	1,020,000	$1,020	—	$—	1,061,475	$1,062	$93,614,215	$(87,821,514)	$5,794,783

Conversion of Preferred Shares to Common Shares	(206,376)	(206)	—	—	19,618	19	187	—	—
Shares issued payment of Series A PS dividend	—	(1)	—	—	61	—	1	—	—
Issuance of Preferred stock	—	—	2,666,667	2,667	—	0	3,897,334	—	3,900,001
Cashless exercise of stock warrants	—	—	—	—	41,387	41	(41)	—	—
Shares issued – equity line	—	—	—	—	48,330	48	712,180	—	712,228
Shares issued - registered ATM offering - net of offering costs	—	—	—	—	1,567,637	1,568	28,756,018	—	28,757,586
Stock-based compensation	—	—	—	—	—	—	2,379,905	—	2,379,905
Net loss	—	—	—	—	—	—	—	(15,676,108)	(15,676,108)
Balance - December 31, 2018	813,624	$813	2,666,667	$2,667	2,738,508	$2,738	$129,359,799	$(103,497,622)	$25,868,395

Conversion of Preferred Shares to Common Shares	(55,854)	(56)	—	—	5,800	6	50	—	—
Shares issued - registered offerings - net of offering costs	—	—	—	—	508,063	508	3,749,946	—	3,750,454
Stock-based compensation	—	—	—	—	—	—	822,820	—	822,820
Net loss	—	—	—	—	—	—	—	(10,587,124)	(10,587,124)
Balance - December 31, 2019	757,770	$757	2,666,667	$2,667	3,252,371	$3,252	$133,932,615	$(114,084,746)	$19,854,545

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

Reverse Stock Split

Effective October 21, 2019, the Company conducted a one-for-twelve reverse stock split of our issued and outstanding common stock and have retroactively adjusted our common shares outstanding, stock options, warrants amounts outstanding and per share information contained in these consolidated financial statements.

The one-for-twelve reverse stock split automatically converted every twelve shares of the Company’s outstanding common stock prior to the effectiveness of the reverse stock split into one share of common stock. As a result, the number of common shares issued and outstanding at December 31, 2018 decreased from 32,862,090 shares to 2,738,508 shares. Our authorized capital of 100,000,000 shares of common stock with a par value of $0.001, was decreased to 8,333,333 shares of common stock authorized with a par value of $0.001. Accordingly, stockholders’ equity reflects the reverse stock split by reclassifying from common stock to additional paid-in capital in an amount equal to the par value of the decreased shares resulting from the reverse stock split. The par value per share was not adjusted as a result of the one-for-twelve reverse stock split.

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

Basis of presentation

Going Concern and Liquidity

These consolidated financial statements have been prepared on the assumption that the Company is a going concern, which contemplates the realization of its assets and the settlement of its liabilities in the normal course of operations. At December 31, 2019, the Company had approximately $18.0 million in cash and had a working capital surplus of approximately $18.1 million. The Company’s net cash used in operating activities during the year ended December 31, 2019 was approximately $6.7 million, and current projections indicate that the Company will have continued negative cash flows until the commercialization of its nuclear fuel. Net losses incurred for the years ended December 31, 2019 and 2018 amounted to approximately $(10.6) million, $(15.7) million, respectively. As of December 31, 2019, the Company has an accumulated deficit of approximately $114.1 million, representative of recurring losses since inception. The Company has incurred recurring losses since inception because it is a development stage nuclear fuel development company. The Company expects to continue to incur losses due to future costs and expenses related to the Company’s research and development expenses and general and administrative expenses.

While the Company’s cash at December 31, 2019 exceeds its budgeted expenditures by approximately $4.0 million through the first quarter of 2021, there is only a small margin for miscalculations in meeting the Company’s budget estimates 12 months from the issuance of these financial statements. Accordingly, budget variances in the projection of the Company’s planned operations, plus any additional expenditures that may result from potential additional legal costs and other unexpected fees and outcomes relating to arbitration with its joint venture partner (see Note 11. Subsequent Events), raise substantial doubt about the Company’s ability to continue as a going concern.

The amount of cash and cash equivalents on the balance sheet as of the date of this filing is approximately $16.5 million. The Company also may consider other plans to fund operations including: (1) raising additional capital through equity issuances, debt financings; (2) additional funding through new relationships to help fund future research and development costs; and (3) other sources of capital. The Company may issue securities, including common stock, preferred stock, and stock purchase contracts through private placement transactions or registered public offerings, pursuant to its registration statement on Form S-3 filed with the SEC on March 15, 2018 and declared effective on March 23, 2018. There can be no assurance as to the availability or terms upon which financing and capital might be available. The Company’s future liquidity needs, and ability to address those needs, will largely be determined by the success of the development of its nuclear fuel, key nuclear development and regulatory events, and its business decisions in the future. These consolidated financial statements do not include any adjustments related to the carrying values and classifications of assets and liabilities that would be necessary, should the Company be unable to continue as a going concern.

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

The Company evaluates on a quarterly basis, whether our investment accounted for under the equity method of accounting has an other than temporary impairment (“OTTI”). An OTTI occurs when the estimated fair value of an investment is below the carrying value and the difference is determined not likely to be recoverable. This evaluation requires significant judgment regarding, but not limited to, the severity and duration of the impairment; the ability and intent to hold the security until recovery; financial condition, liquidity, and near-term prospects of the issuer; specific events; and other factors.

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

The Company owns a 50% interest in Enfission; accounted for using the equity method of accounting (see Note 3. Investment in Joint Venture (Investee Losses in Excess of Investment)). Enfission is deemed to be a variable interest entity (“VIE”) under the VIE model of consolidation because it does not have sufficient funds to finance its operations. The Company has determined that it is not the primary beneficiary of the VIE since it does not have the power to direct the activities that most significantly impact the VIE’s performance.

In determining whether the Company is the primary beneficiary and whether it has the right to receive benefits or the obligation to absorb losses that could potentially be significant to the VIE, the Company evaluates all its economic interests in the entity, regardless of form. This evaluation considers all relevant factors of the entity’s structure including the entity’s capital structure, contractual rights to earnings (losses) as well as other contractual arrangements that have potential to be economically significant. The Company is not the primary beneficiary since the major decision making for all significant economic activities require the approval of both the Company and Framatome. The significant economic activities identified were financing activities, research and development activities, licensing activities, manufacturing of fuel assembly product activities, and marketing and sales activities. The evaluation of each of these factors in reaching a conclusion about the potential significance of our economic interests and control is a matter that requires the exercise of management judgment.

Use of Estimates and Assumptions

The preparation of these consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Significant Estimates

These accompanying consolidated financial statements include some amounts that are based on management’s best estimates and judgments. The most significant estimates relate to valuation of stock grants and stock options, impairment evaluation of the equity method investment, the valuation allowance on deferred tax assets, and contingent liabilities. It is reasonably possible that these above-mentioned estimates and others may be adjusted as more current information becomes available, and any adjustment could be significant in future reporting periods. It is also reasonably possible that the actual grant date value of the stock options vested might have been materially different than the estimated value.

Fair Value of Financial Instruments

The Company’s consolidated financial instruments consist principally of cash and cash equivalents, accounts receivable, and accounts payable. The fair value of a financial instrument is the amount that would be received in an asset sale or paid to transfer a liability in an orderly transaction between unaffiliated market participants. Assets and liabilities measured at fair value are categorized based on whether the inputs are observable in the market and the degree that the inputs are observable. The categorization of financial instruments within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement.

Certain Risks, Uncertainties and Concentrations

The Company is an early stage company and will need additional funding by way of strategic alliances, government grants, further offerings of equity securities, an offering of debt securities, or a financing through a bank in order to support the remaining research and development activities required to further enhance and complete the development of its fuel products to a commercial stage.

The Company participates in a government-regulated industry. Our operating results are affected by a wide variety of factors including decreases in the use or public favor of nuclear power, the ability of our technology to safeguard the production of nuclear power, the ability to receive the required approval from the nuclear regulatory commission for utilities to use our fuel and our ability to safeguard our patents and intellectual property from competitors. Due to these factors, the Company may experience substantial period-to-period fluctuations in our future operating results. Potentially, a loss of a key officer, key management, and other personnel could impair our ability to successfully execute our business strategy, particularly when these individuals have acquired specialized knowledge and skills with respect to nuclear power and our operations.

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

Cash and Cash Equivalents

The Company may at times invest its excess cash in savings accounts and US Treasury Bills. It classifies all highly liquid investments with stated maturities of three months or less from date of purchase as cash equivalents and all highly liquid investments with stated maturities of greater than three months as marketable securities. The Company holds cash balances in excess of the federally insured limits of $250,000. It deems this credit risk not to be significant as cash is held by two prominent financial institutions in 2019 and 2018. The Company buys and holds short-term US Treasury Bills from Treasury Direct to maturity. US Treasury Bills totaled approximately $9.0 million and $10.0 million at December 31, 2019 and 2018, respectively. The remaining $9.0 million and $14.6 million at December 31, 2019 and 2018, respectively, are on deposit with one notable financial institution. Total cash and cash equivalents held, as reported on the accompanying consolidated balance sheets, totaled approximately $18.0 million and $24.6 million at December 31, 2019 and 2018, respectively.

Other Receivable from Joint Venture

The Company records its receivable from Enfission, LLC at the invoiced amount. The Company determined that no bad debt reserve needed to be recorded at December 31, 2019 and 2018.

Patents and Legal Costs

Patents are stated on the accompanying consolidated balance sheets at cost. Patent costs consist primarily of legal fees and application costs for filing and pursuing patent applications. The costs of the patents, once placed in service, will be amortized on a straight-line basis over their estimated useful lives or the remaining legal lives of the patents, whichever is shorter. The amortization periods for our patents can range between 17 and 20 years if placed into service at the beginning of their legal lives. Our patents have not been placed in service for the years ended December 31, 2019 and 2018.

Legal costs are expensed as incurred except for legal costs to file for patent protection, which are capitalized and reported as patents on the accompanying consolidated balance sheets.

Impairment of long-lived assets

Long-lived assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges for the years ended December 31, 2019 and 2018.

Research, Development and Related Expenses

These costs are charged to operations in the period incurred and are shown on a separate line on the accompanying consolidated statements of operations.

Government grants received in the future that are paid directly to a government entity performing the research and development work, are credited to the amounts due to that government entity during the period in which the expenditure to which they relate is incurred and are not recorded as grant income.

Leases

In 2019, the Company adopted ASU 2016-02, Leases (Topic 842), which requires recognition of most lease arrangements on the balance sheet. The Company recognizes operating lease right of use assets and liabilities at commencement date based on the present value of the future minimum lease payments over the lease term. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet in accordance with the short-term lease recognition exemption. The Company applies the practical expedient to non-separate and non-lease components for all leases that qualify. Lease expense is recognized on a straight-line basis over the lease term. The Company has only one lease for office rent and the lease is for a term of 12 months without renewal options.

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

Commitments and Contingencies

The Company follows Subtopic 450-20 of the FASB ASC to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.

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

Stock-Based Compensation

The stock-based compensation expense incurred by Lightbridge for employees and directors in connection with its equity incentive plan is based on the employee model of ASC 718, and the fair value of the options is measured at the grant date. Under ASC 718 employee is defined as, “An individual over whom the grantor of a share-based compensation award exercises or has the right to exercise sufficient control to establish an employer-employee relationship based on common law as illustrated in case law and currently under U.S. Tax Regulations.” Our consultants do not meet the employer-employee relationship as defined by the IRS and therefore were accounted for under ASC 505-50. On July 1, 2018, the Company adopted ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. Beginning with the adoption of ASU 2018-07 options granted to our consultants are accounted for in the same manner as options issued to employees.

Awards with service-based vesting conditions only – Expense recognized on a straight-line basis over the requisite service period of the award.

Awards with performance-based vesting conditions – Expense is not recognized until it is determined that it is probable the performance-based conditions will be met. When achievement of a performance-based condition is probable, a catch-up of expense will be recorded as if the award had been vesting on a straight-line basis from the award date. The award will continue to be expensed on a straight-line over the requisite service period basis until a higher performance-based condition is met, if applicable.

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

Recently Adopted Accounting Pronouncements

ASU 2018-09, Codification Improvements — This ASU represents changes in various Subtopics to clarify, correct errors, or make minor improvements. The amendments are not expected to have a significant effect on current accounting practice. Subtopics impacted by this ASU that are relevant to the Company include Subtopic 220-10 Income Statement — Reporting Comprehensive Income-Overall, Subtopic 718-740 Compensation — Stock Compensation-Income Taxes, Subtopic 805-740 Business Combinations — Income Taxes, and Subtopic 820-10 Fair Value Measurement-Overall. Many of the amendments within this ASU do not require transition and are effective upon issuance. However, some were not effective until fiscal years beginning after December 15, 2018. The amendments within this ASU did not have a material impact on the Company’s consolidated financial statements or related footnote disclosures.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 expands the guidance in Topic 718 to include share-based payments for goods and services to non-employees and generally aligns it with the guidance for share-based payments to employees. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year, which was adopted by the Company on July 1, 2018. The adoption of this ASU did not have a significant impact upon on the Company’s consolidated financial statements or related footnote disclosures.

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

Recent Accounting Pronouncements – To Be Adopted

ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement — This ASU modifies the disclosure requirements on fair value measurements in Topic 820, including the removal, modification to, and addition of certain disclosure requirements. This ASU will be effective for fiscal years beginning after December 15, 2019 with early adoption permitted. The majority of the disclosure changes are to be applied on a prospective basis. The Company does not expect this ASU to have a significant impact on the Company’s fair value disclosures and no future impact is expected to the Company’s consolidated financial statements.

Intangibles, Goodwill and Other — In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, ASU 2017-04 eliminates Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, ASU 2017-04 requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019. The Company will adopt ASU 2017-04 commencing in the first quarter of fiscal 2020. The Company does not believe this standard will have a material impact on its consolidated financial statements or related footnote disclosures.

The Company does not believe that other standards, which have been issued but are not yet effective, will have a significant impact on its consolidated financial statements.

Note 2. Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the year except that it does not include unvested common shares subject to repurchase or cancellation. Diluted net income per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the year. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, warrants, and unvested common shares subject to repurchase or cancellation. The dilutive effect of outstanding stock options, and warrants is not reflected in diluted earnings per share because the Company incurred net losses for the years ended December 31, 2019 and 2018, and the effect of including these potential common shares in the net loss per share calculations would be anti-dilutive, therefore not included in the calculations.

The following table sets forth the computation of the basic and diluted loss per share (rounded in millions except shares outstanding and per share amounts):

	2019	2018
Numerator:
Net loss attributable to common stockholders	$(11.3)	$(19.0)
Denominator:
Weighted-average common shares outstanding	3,107,580	2,219,687
Basic and diluted net loss per share	$(3.63)	$(8.54)

Note 3. Investment in Joint Venture (Investee Losses in Excess of Investment)

Current Status of the Joint Venture

Pursuant to the Enfission operating agreement, both partners agreed that Enfission would serve as an exclusive vehicle to develop, license, and sell nuclear fuel assemblies based on Company-designed metallic fuel technology and other advanced nuclear fuel intellectual property licensed to Enfission by the Company and Framatome or their affiliates. The joint venture built upon the joint fuel development and regulatory licensing work under previously signed agreements initiated in March 2016.

On November 18, 2019, the Company delivered a notice of termination of the R&D Services Agreement to the Board of Directors of Enfission, dated November 14, 2017, by and among Framatome, Enfission and our Company (as amended by Amendment Number One, dated January 25, 2018, and Amendment Number Two, dated June 20, 2018, the “RDSA”), which, among other things, defined the terms and conditions for joint research and development activities among Framatome, Enfission, and our Company, thereby terminating the RDSA, effective immediately. On November 23, 2019, in connection with the termination of the RDSA, the Board of Directors and the management of Lightbridge determined that it is advisable and in the best interest of the Company and its shareholders to take the necessary steps to dissolve Enfission. Various corporate and operational matters relating to Enfission are governed pursuant to the Enfission Operating Agreement. The Company intends to take the necessary steps to dissolve the joint venture. Enfission is not conducting R&D services at December 31, 2019 and as of the date of this filing. Enfission’s Board of Directors has not approved a formal dissolution plan at December 31, 2019 or as of the date of this filing (see Note 11. Subsequent Events).

The Enfission operating agreement provided that Lightbridge and Framatome each hold 50% of the total issued Class A voting membership units of the joint venture.

The Company’s equity in losses in excess of its investment are accounted for under the equity method consisted of the following as of December 31, 2019 and 2018 (rounded in millions):

	December 31,	December 31,
	2019	2018
Enfission, LLC
Ownership Interest	50%	50%
Carrying Amount
Total contributions	$9.2	$5.6
Less: Share of the loss in investment in Enfission	(9.2)	(5.8)
Equity losses in excess of investment	$—	$(0.2)

The Company invested approximately $9.2 million in Enfission and Framatome invested approximately $2.9 million of equity for the period from January 24, 2018 (date of inception of Enfission) to December 31, 2019. The cash balance in Enfission at December 31, 2019 was approximately $1.0 million. During the year ended December 31, 2019, Enfission incurred a loss of approximately $5.5 million, and accordingly, the Company recorded its share of the loss in investment in Enfission, in accordance with the provisions in the joint venture operating agreement, of approximately $3.3 million.

As of December 31, 2019, the Company’s total equity share of the joint venture accumulated losses is limited to the total equity contributions Lightbridge made since January 24, 2018 according to the Enfission joint-venture operating agreement. It stated that at no time during the term of the company or upon dissolution or liquidation of the company shall a member with a deficit balance in its capital account have any obligation to Enfission or to the other members of Enfission to restore such deficit capital balance, to the fullest extent permitted by applicable law and to the provisions of the joint venture operating agreement. The Company had not separately guaranteed any obligations of Enfission. The Company does not expect to provide additional equity contributions in 2020 nor for the foreseeable future until Enfission is dissolved.

Summarized balance sheet information for the Company’s equity method investee, Enfission, as of December 31, 2019 and 2018 is presented in the following table (rounded in millions):

	December 31, 2019	December 31, 2018
Assets
Cash	$1.0	$0.7
Other current assets	—	0.7
Total assets	$1.0	$1.4

Liabilities and equity
Total liabilities	$2.1	$1.9
Equity	(1.1)	(0.5)
Total liabilities and equity	$1.0	$1.4

Summarized statement of operations information for the Company’s equity method investee, Enfission, is presented in the following table for the year ended December 31, 2019 and for the period from January 24, 2018 (Date of Inception) to December 31, 2018 (rounded in millions):

	For the Year Ended December 31, 2019	For the period from January 24, 2018 (Date of Inception) to December 31, 2018
Net revenues	$0.0	$0.0
Research and development expenses	4.2	6.6
Administrative expenses	1.3	1.1
Total Operating Loss	$5.5	$7.7
Loss from operations	$5.5	$7.7
Net loss	$5.5	$7.7

As of December 31, 2019 and 2018, the total receivable due from Enfission was approximately $0.4 million and $0.1 million, respectively, which represents management and administrative services, consulting fees and reimbursable expenses Lightbridge charged to Enfission (see Note 10. Related Party Transactions). In January 2020, the Company received payment of the total receivable due from Enfission of $0.4 million.

Disputed Framatome Invoices

Included in the total liabilities of Enfission of $2.1 million above, are certain invoices for research and development work submitted by Framatome in 2019, totaling approximately $1.3 million at December 31, 2019. These invoices have been disputed and remain unpaid as of the date of this filing. There are various disagreements between Framatome and Lightbridge regarding these disputed Framatome invoices. It is expected that these disputes will be resolved through either further negotiations by the joint venture partners or in arbitration (see Note 11. Subsequent Events). The Company had not separately guaranteed any obligations of Enfission at December 31, 2019 and is not obligated under the joint venture operating agreement to fund its deficit capital account balance in Enfission.

Note 4. Patents

Patents represent legal fees and filing costs that are capitalized and will be amortized over their estimated useful lives of 17 to 20 years or their remaining legal lives, whichever is shorter, after they are placed in service. For the years ended December 31, 2019 and 2018, the Company capitalized approximately $0.2 million each year, for patent filing costs. The total investment in patents was approximately $1.8 million and $1.6 million as of December 31, 2019 and 2018, respectively.

No amortization expense of patents was recorded in either of the years ended December 31, 2019 and 2018. These patents were not placed in service for the years ended December 31, 2019 and 2018, or in prior years.

Note 5. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (rounded in millions):

	December 31,	December 31,
	2019	2018
Trade payables	$0.3	$0.1
Accrued expenses	0.1	0.2

Total	$0.4	$0.3

Note 6. Commitments and Contingencies

Commitments

Operating Leases

The Company leases office space for a 12-month term with a monthly payment of approximately $15,000 per month for office rent. The term of the lease was renewed on January 1, 2020 and extends through December 31, 2020.

The future minimum lease payments required under the non-cancellable operating leases for 2020 total approximately $180,000.

Contingency

Litigation

A former Chief Financial Officer of the Company filed a complaint against the Company with the US Occupational Safety and Health Administration (“OSHA”) on March 9, 2015. This complaint was dismissed by OSHA in January 2018 without any findings against the Company. On March 14, 2018 an appeal was filed. The Company has and will continue to vigorously defend this appeal and believes that this appeal hearing will not result in any findings against the Company. On September 6, 2019, the Company filed a motion for summary decision seeking a decision in its favor as a matter of law. There has been no decision on this motion as of the date of these consolidated financial statements. As of December 31, 2019, and 2018, legal fees of approximately $6,000 and $4,000 were owed, respectively, and are expected to be paid in full by the Company’s insurance carriers.

Note 7. Research and Development Costs

Lightbridge total corporate research and development costs, included in the caption research and development expenses in the accompanying consolidated statement of operations amounted to approximately $2.7 million and $3.5 million for the years ended December 31, 2019 and 2018, respectively. See Note 10. Related Party Transactions regarding consulting fees charged to Enfission for research and development expenses incurred by Lightbridge on behalf of Enfission.

On December 19, 2019 the Company was awarded a voucher from the U.S. Department of Energy’s (DOE) Gateway for Accelerated Innovation in Nuclear (GAIN) program to support development of Lightbridge Fuel in collaboration with Idaho National Laboratory (INL). The scope of the project includes experiment design for irradiation of Lightbridge metallic fuel material samples in the Advanced Test Reactor (ATR) at INL. The project is anticipated to commence in the first half of 2020. The total project value is approximately $846,000, with three-quarters of this amount funded by DOE for the scope performed by INL. No payments related to the voucher were received by INL for the year ended December 31,2019.

Note 8. Income Taxes

On December 22, 2017, the US enacted the Tax Cuts and Jobs Act (the “Tax Act”), which significantly changed US tax law. The Act lowered the Company’s US statutory federal income tax rate from 35% to 21% effective January 1, 2018, while also imposing a deemed repatriation tax on previously deferred foreign income. The Tax Act also created a new minimum tax on certain future foreign earnings. The Tax Act will impact the Company’s income tax expense (benefit) from continuing operations in future periods (approximate 26% effective combined federal and state corporate tax rate). The Company has recorded a full valuation allowance on its net deferred tax assets, therefore any impact on the value of the Company’s deferred tax assets will be offset by a change in the valuation allowance.

The 2019 and 2018 annual effective tax rate is estimated to be a combined 26% for the combined US federal and state statutory tax rates. The Company reviews tax uncertainties in light of changing facts and circumstances and adjust them accordingly. As of December 31, 2019 and 2018, there were no tax contingencies or unrecognized tax positions recorded.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting, and the amounts recognized for income tax purposes. The significant components of deferred tax assets (at an approximate 26% effective tax rate) as of December 31, 2019 and 2018, respectively, are as follows:

Deferred Tax Assets (rounded in millions)

	2019	2018
Capitalized start-up costs	$0.4	$0.5
Stock-based compensation	3.0	2.9
Partnership basis differences	(0.3)	—
Net operating loss carry-forward	22.3	19.7
Research and development tax credits	0.3	0.2
Less: valuation allowance	(25.7)	(23.3)
Total	$—	$—

The Company has a net operating loss carry-forward for federal and state tax purposes of approximately $87.8 million at December 31, 2019, that is potentially available to offset future taxable income. The TaxAct changes the rules on NOL carryforwards. The 20-year limitation was eliminated for losses incurred after January 1, 2018, giving the taxpayer the ability to carry forward losses indefinitely. However, NOL carry forward arising after January 1, 2018, will now be limited to 80% of taxable income. The $87.8 million available at December 31, 2019 includes $25.1 million of post 2017 NOLs without expiration dates and $62.7 million of pre-2018 NOLs expiring from 2021 to 2037. The NOL’s expiring in the next 5 years total approximately $0.4 million.

For financial reporting purposes, no deferred tax asset was recognized because at December 31, 2019 and 2018, management estimates that it is more likely than not that substantially all of the net operating losses will expire unused. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. The timing and manner in which the Company can utilize our net operating loss carryforward and future income tax deductions in any year may be limited by provisions of the Internal Revenue Code regarding the change in ownership of corporations. Such limitation may have an impact on the ultimate realization of our carryforwards and future tax deductions. Section 382 of the Internal Revenue Code (“Section 382”) imposes limitations on a corporation’s ability to utilize net operating losses if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. Any unused annual limitation may be carried over to later years, and the amount of the limitation may under certain circumstances be increased by the built-in gains in assets held by us at the time of the change that are recognized in the five-year period after the change. Upon review of the ownership shifts, there has not been an ownership change as defined under Section 382.

The reconciliation between income taxes (benefit) at the US and State statutory tax rates of approximately 26% and the amount recorded in the accompanying consolidated financial statements is as follows (rounded in millions):

	December 31,	December 31,
	2019	2018
Tax benefit at US federal statutory rates	$(2.2)	$(3.3)
Tax benefit at state statutory rates	(0.1)	(0.7)
Tax benefit from federal and state R&D tax credits	(0.1)	(0.2)
Increase (decrease) in valuation allowance	2.4	4.2
Total provision for income tax benefit	$—	$—

Note 9. Stockholders’ Equity and Stock-Based Compensation

At December 31, 2019, the Company had 3,252,371 common shares outstanding, also outstanding were warrants relating to 70,361 shares of common stock, stock options relating to 518,551 shares of common stock, 757,770 shares of Series A convertible preferred stock convertible into 63,148 shares of common stock (plus accrued dividends of $556,390 relating to an additional 16,890 common shares), and 2,666,667 shares of Series B convertible preferred stock convertible into 222,222 shares of common stock (plus accrued dividends of $569,181, relating to an additional 31,621 common shares), all totaling, 4,175,164 shares of common stock and all common stock equivalents, including accrued preferred stock dividends, outstanding at December 31, 2019.

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

Common Stock Equity Offerings

ATM Offerings

On May 28, 2019, the Company entered into an at-the-market equity offering sales agreement (“2019 ATM”) with Stifel, Nicolaus & Company, Incorporated (“Stifel”), pursuant to which the Company may issue and sell shares of its common stock from time to time through Stifel as the Company’s sales agent. Sales of the Company’s common stock through Stifel, if any, will be made by any method that is deemed to be an “at-the-market” equity offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-223674) filed on March 15, 2018 and declared effective March 23, 2018. Due to the offering limitations currently applicable to the Company under General Instruction I.B.6. of Form S-3 and the Company’s public float as of May 28, 2019, and in accordance with the terms of the sales agreement, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $13,500,000 through this prospectus supplement.

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

Sales under the 2019 ATM and under the 2018 ATM for the year ended December 31, 2019 were 508,063 shares (pre-split: approximately 6.1 million shares). Net proceeds received from the ATM sales during the year ended December 31, 2019 were $3.8 million. The Company records its ATM sales on a settlement date basis.

Sales under the 2018 ATM for the year ended December 31, 2018 were 1,567,637 shares (pre-split: approximately 18.8 million shares). Net proceeds received from the ATM sales during the year ended December 31, 2018 were $28.8 million.

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

The holders of the Series B Preferred Stock have no voting rights. In addition, as long as the shares of Series A Preferred Stock are outstanding, the Company may not take certain actions without first having obtained the affirmative vote or waiver of the holders of a majority of the outstanding shares of Series B Preferred Stock. The Company has the option at any time after August 2, 2019 to redeem some or all of the outstanding Series B Preferred Stock for an amount in cash equal to the liquidation preference plus the amount of any accrued but unpaid dividends of the Series B Preferred Stock being redeemed. The holders of the Series B Preferred Stock do not have the ability to require the Company to redeem the Series B Preferred Stock. The Company has not redeemed any of the outstanding Series B Preferred Stock during the year ended December 31, 2019.

The Company has the option of forcing the conversion of all or part of the Series B Preferred Stock if at any time the average closing price of the Company’s common stock for a thirty-trading day period is greater than $65.88 prior to August 2, 2019 or greater than $98.82 at any time. The Company can exercise this option only if it also requires the conversion of the Series A Preferred Stock in the same proportion as it is requiring of the Series B Preferred Stock. The Company did not force the conversion of any of the outstanding Series B Preferred Stock during the year ended December 31, 2019.

Of the $4.0 million proceeds, approximately $0.3 million was allocated to the warrants with the remaining $3.7 million allocated to the Series B Preferred Stock. The Series B Preferred Stock was initially convertible into 2,666,667 shares of common stock (now convertible into 222,222 shares of common stock when adjusted for the one-for-twelve reverse stock split on October 21, 2019). The average of the high and low market prices of the common stock on January 30, 2018, the date of the closing of the sale of the preferred stock, was approximately $28.08 per share. At $28.08 per share the common stock into which the Series B Preferred Stock was initially convertible was valued at approximately $6.2 million. This amount was compared to the $3.6 million of proceeds allocated to the Series B Preferred Stock to indicate that a BCF of approximately $2.6 million existed at the date of issuance, which was immediately accreted as a deemed dividend because the conversion rights were immediately effective. This deemed dividend is included on the statement of operations for the year ended December 31, 2018.

Additionally, comparison of the original $1.50 conversion price prior to the one-for-twelve reverse stock split on October 21, 2019 of the PIK dividends to the $2.34 commitment date fair value per share on January 30, 2018 indicates that each PIK dividend will accrete $0.84 of BCF as an additional deemed dividend for every $1.50 of PIK dividend accrued. Total deemed dividends for this PIK dividend for the years ended December 31, 2019 and 2018 were approximately $0.2 million and $0.1 million, respectively.

The accumulated dividend (unpaid) at December 31, 2019 and 2018 was approximately $0.6 million and $0.3 million, respectively. The Series B Preferred Shares outstanding as of December 31, 2019 was 2,666,667 shares with an aggregate liquidation preference of approximately $4.6 million, including accumulated dividends, while the Series B Preferred Shares outstanding as of December 31, 2018 was 2,666,667 shares with an aggregate liquidation preference of approximately $4.3 million, including accumulated dividends.

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

The Company has the option of forcing the conversion of the Series A Preferred Stock if the trading price for the Company’s common stock is more than two times the applicable conversion price (approximately $32.94 per share) before August 2, 2019, or if the trading price is more than three times the applicable conversion price. The Company has not redeemed any of the outstanding Series A Preferred Stock during the year ended December 31, 2019.

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

Additionally, comparison of the $2.7451, original conversion price of the PIK dividends prior to the one-for-twelve reverse stock split on October 21, 2019, to the $3.315 commitment date fair value per share indicates that each PIK dividend will accrete $0.5699 of BCF as an additional deemed dividend for every $2.7451 of PIK dividend accrued. Total deemed dividends for this PIK dividend for the years ended December 31, 2019 and 2018 were approximately $38,000 and $41,000, respectively.

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

On October 8, 2019, the holder of the Series A Preferred Shares converted 28,107 preferred shares into the 2,922 common shares.

The accumulated dividend (unpaid) at December 31, 2019 and 2018 was approximately $0.6 million and $0.4 million, respectively. The Series A Preferred Shares outstanding as of December 31, 2019 was 757,770 shares with an aggregate liquidation preference of approximately $2.6 million, including accumulated dividends, while the Series A Preferred Shares outstanding as of December 31, 2018 was 813,624 shares with an aggregate liquidation preference of approximately $2.6 million, including accumulated dividends.

Warrants

	December 31,	December 31,
Outstanding Warrants	2019	2018
Issued to Investors on October 25, 2013, entitling the holders to purchase 20,833 common shares in the Company at an exercise price of $138.00 per common share up to and including April 24, 2021. In 2016, 4,954 of these warrants were exchanged for common stock, and all remaining warrant holders agreed to new warrant terms, which excluded any potential net cash settlement provisions in exchange for a reduced exercise price of $75.00 per share.	13,665	13,665

Issued to Investors on November 17, 2014, entitling the holders to purchase 45,577 common shares in the Company at an exercise price of $138.60 per common share up to and including May 16, 2022. On June 30, 2016, the warrant holders agreed to new warrant terms, which excluded any potential net cash settlement provisions in order to classify them as equity in exchange for a reduced exercise price of $75.00 per share.	45,577	45,577

Issued to an investment bank and subsequently transferred to a principal of the investment bank regarding the Series B Preferred Stock investment on January 30, 2018, entitling the holder to purchase 11,119 common shares in the Company at an exercise price of $18.00 per share, up to and including January 30, 2021.	11,119	11,119
Total	70,361	70,361

Stock-based Compensation – Stock Options

2015 Equity Incentive Plan

On March 25, 2015, the Compensation Committee and Board of Directors approved the Lightbridge Corporation 2015 Equity Incentive Plan (the “2015 Plan”) to authorize grants of (a) Incentive Stock Options, (b) Non-qualified Stock Options, (c) Stock Appreciation Rights, (d) Restricted Awards, (e) Performance Share Awards, and (f) Performance Compensation Awards to the employees, consultants, and directors of the Company. The shares available for award under the 2015 plan are subject to equitable adjustment for the October 21, 2019 reverse stock split described in Note 1. The 2015 Plan initially authorized a total of 50,000 shares to be available for grant under the 2015 Plan, of which the amount was increased to 116,667 shares in May 2016, 241,667 shares in May 2017, and 525,000 shares in May 2018. Lightbridge’s policy is to utilize stock reserved for issuance under the 2015 Plan for issuing shares upon share option exercise.

Short-Term Non-Qualified Option Grants

On December 2, 2019, the Compensation Committee of the Board granted 86,982 short-term incentive stock options and non-qualified stock options under the 2015 Equity Incentive Plan to employees, consultants, and directors of the Company. All of these stock options vested immediately, with a strike price of $3.82, which was the closing price of the Company’s stock on December 2, 2019. These options have a 10-year contractual term, with a fair market value of approximately $2.59 per option with an expected term of 5 years. During the year ended December 31, 2019, the Company issued 4,247 stock options to a consultant.

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

The remaining approximately 17,711 stock options were service based options issued to the directors of the Company that vest over a one-year period on the anniversary date of the grant. All options granted have a 10-year contractual term. During the year ended December 31, 2018, the Company also issued 2,638 stock options to a consultant.

The 2019 options issued for the employees, directors, and consultants of the Company were assigned a fair value of $2.59 per share (total fair value of $0.2 million). The value was determined using Black-Scholes pricing model. The following assumptions were used in the Black-Scholes pricing model:

Expected volatility	86%
Risk free interest rate	1.65%
Dividend yield rate	0%
Weighted average years	5 years
Closing price per share – common stock	$3.82

In accordance with ASC 718, the 2018 stock option awards with service, market and performance conditions for the employees and consultants were assigned a fair value of $8.28 per share and the awards with service conditions for the directors of the Company were assigned a fair value of $8.40 per share (total fair value of $1.2 million). The value was determined using a Monte Carlo simulation. The following assumptions were used in the Monte Carlo simulation model:

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

Total stock options outstanding at December 31, 2019 and 2018 under the 2006 Stock Plan and 2015 Plan were 518,551 and 467,013, of which 433,678 and 327,928 of these options were vested at December 31, 2019 and 2018, respectively.

The components of stock-based compensation expense included in the Company’s consolidated statements of operations for the years ended December 31, 2019 and 2018 are as follows (rounded to the nearest thousand):

	Year ended December 31,
	2019	2018
Research and development expenses	$398,000	$966,000
General and administrative expenses	425,000	1,414,000
Total stock-based compensation expense	$823,000	$2,380,000

Stock option transactions to the employees, directors and consultants are summarized as follows for the year ended December 31, 2019:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Beginning of the year	467,013	$32.64	$23.52
Fraction option shares to options holders due to the one-for-twelve reverse stock split on October 21, 2019	99	32.64	23.52
Adjusted beginning of the year	467,112	32.64	23.52

Granted	91,229	4.03	2.74
Exercised	—	—	—
Forfeited	(18,180)	34.34	25.56
Expired	(21,610)	167.52	116.81
End of the year	518,551	$21.99	$15.89

Options exercisable	433,678	$24.19	$17.39

Stock option transactions of the employees, directors, and consultants are summarized as follows for the year ended December 31, 2018:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Beginning of the year	331,407	$42.96	$29.88
Granted	148,704	10.80	8.40
Exercised	—	—	—
Forfeited	(11,998)	13.20	9.96
Expired	(1,100)	367.20	253.56
End of the year	467,013	$32.64	$23.52

Options exercisable	327,928	$42.00	$29.88

A summary of the status of the Company’s non-vested options as of December 31, 2019 and 2018, and changes during the years ended December 31, 2019 and 2018, is presented below:

	Shares	Weighted Average Exercise Price	Weighted- Average Fair Value Grant Date

Non-vested – December 31, 2017	128,561	$18.96	$13.20
Granted	148,705	10.80	8.40
Vested	(126,183)	18.96	15.24
Forfeited	(11,998)	13.20	9.96
Non-vested – December 31, 2018	139,085	$10.92	$6.48

Fraction option shares to non-vested options holders due to the one-for-twelve reverse stock split on October 21, 2019	8	10.92	6.48
Adjusted non-vested – December 31, 2018	139,093	10.92	6.48

Granted	91,229	4.03	2.74
Vested	(145,449)	6.65	4.91
Forfeited	—	—	—
Non-vested – December 31, 2019	84,873	10.73	5.15

The above tables include options issued and outstanding as of December 31, 2019 as follows:

i)	A total of 9,638 non-qualified 10-year options have been issued, and are outstanding, to advisory board members at exercise prices of $8.28 to $336.60 per share.

ii)

A total of 473,814 incentive stock options and non-qualified 10-year options have been issued, and are outstanding, to the directors, officers, and employees at exercise prices of $3.82 to $519.00 per share. From this total, 129,121 options are outstanding to the Chief Executive Officer, who is also a director, with remaining contractual lives of 0.2 years to 9.9 years. All other options issued to directors, officers, and employees have a remaining contractual life ranging from 0.2 years to 9.9 years.

iii)	A total of 35,099 non-qualified 10-year options have been issued, and are outstanding, to consultants at exercise prices of $3.82 to $519.00 per share.

As of December 31, 2019, there was approximately $41,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of approximately 2.08 years. For stock options outstanding at December 31, 2019, the intrinsic value was $59,148. For stock options outstanding at December 31, 2018, the intrinsic value was $0.

The following table provides certain information with respect to the above-referenced stock options that were outstanding and exercisable at December 31, 2019:

	Stock Options Outstanding			Stock Options Vested
	Weighted			Weighted
	Average			Average
	Remaining		Weighted	Remaining		Weighted
	Contractual	Number	Average	Contractual	Number	Average
	Life	of	Exercise	Life	of	Exercise
Exercise Prices	-Years	Awards	Price	-Years	Awards	Price

$3.82-$12.48	9.22	225,937	$8.07	9.40	143,696	$6.57
$12.49-$24.00	7.57	199,790	$14.19	7.56	197,158	$14.21
$24.01-$72.00	5.89	65,333	$55.07	5.89	65,333	$55.07
$72.01-$240.00	5.32	24,526	$75.59	5.32	24,526	$75.59
$240.01-$519.00	0.63	2,965	$435.67	0.63	2,965	$435.67
Total	7.93	518,551	$21.99	7.74	433,678	$24.19

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

Note 10. Related Party Transactions

The Company invested approximately $3.5 million in Enfission during the year ended December 31, 2019 and invested approximately $5.6 million in Enfission from Enfission’s date of inception of January 24, 2018 to December 31, 2018. The Company entered into a management and administrative services agreement with Enfission on January 25, 2018 whereby the Company provided four of its personnel to Enfission, at a rate of $100,000 per person per year, for a total charge to Enfission of $400,000 in 2018. This $400,000 amount charged to Enfission was recorded as a $200,000 reduction of general and administrative expenses and a $200,000 reduction of research and development expenses for each of the years ended December 31, 2019 and 2018.

The Company also provided research and development consulting services and management services to Enfission. The total consulting services was $0.7 million and $1.1 million for the years ended December 31, 2019 and 2018, respectively, recorded under the caption “Other income from joint venture” in the accompanying consolidated statement of operations.

As of December 31, 2019 and 2018, the total receivable due from Enfission was approximately $0.4 million and $0.1 million, respectively, which represents management and administrative services, consulting fees and reimbursable expenses Lightbridge charged to Enfission.

Note 11. Subsequent Events

The Company has evaluated subsequent events from December 31, 2019 to the date the financial statements were issued and has determined the following items to disclose.

Conversion of Series A Preferred Shares to Common Shares

On February 10, 2020, the holder of the Series A Preferred Shares converted 11,875 preferred shares into 1,254 common shares.

Filing of Arbitration - Framatome

On February 7, 2020, the Company has filed a request for arbitration (the “Arbitration Request”) in the International Court of Arbitration of the International Chamber of Commerce against Framatome. The Company has undertaken this action in order to obtain, inter alia, a declaration that the RDSA dated November 14, 2017, by and among Framatome, Enfission and the Company (as amended by Amendment Number One, dated January 25, 2018, and Amendment Number Two, dated June 20, 2018, the RDSA was validly terminated and is no longer in force, and to obtain compensation for the damages incurred.

As disclosed at Note 3. Investment in Joint Venture (Investee Losses in Excess of Investment), on November 18, 2019, the Company delivered a notice of termination of the RDSA to Framatome, thereby terminating the RDSA, based on the Company’s assertion that Framatome materially breached certain material terms of the RDSA, relating to its invoicing obligations, as well as a failure of the escalation process under the RDSA to agree to a budget commitment for 2019-2020. Framatome has contested the Company’s right to terminate the RDSA, raised questions as to the Company’s rights relating to their co-owned intellectual property and the Company’s right to conduct certain research and development activities, and reserved its right to seek compensation from the Company. On this basis and based on the Company’s assertion that the conduct of Framatome prevented Enfission from functioning and progressing towards its goals, the Company filed a request for arbitration against Framatome on February 7, 2020. Lightbridge has reduced its research and development activities as it presently focuses on research and development outside the scope of operations of Enfission. The Company is currently evaluating various research and development options.

Adoption of 2020 Stock Plan

On March 9, 2020, the Board of Directors adopted the Company’s 2020 Equity Incentive Plan (the “2020 Plan”). The 2020 Plan will become effective upon adoption of the 2020 Plan by the Shareholders at the Annual Shareholder Meeting in 2020.

ATM Sales

Sales under the 2019 ATM that were made from February 24, 2020 to March 13, 2020 were approximately 0.1 million shares that totaled net proceeds of approximately $0.4 million.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTBRIDGE CORPORATION

Date: March 18, 2020	By:	/s/ Seth Grae
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

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on March 18, 2020.

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

