Form 10-Q
period 2020-03-31
LIGHTBRIDGE Corp
filed 2020-05-14
CIK 1084554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The number of shares outstanding of the issuer’s common stock, as of May 1, 2020 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	3,363,679

LIGHTBRIDGE CORPORATION

Form 10-Q

MARCH 31, 2020

PART I—FINANCIAL INFORMATION

Lightbridge Corporation

Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2020	2019

ASSETS
Current Assets
Cash and cash equivalents	$16,334,353	$17,958,989
Other receivable from joint venture	—	400,000
Prepaid expenses and other current assets	344,652	47,371
Total Current Assets	16,679,005	18,406,360
Other Assets
Patent costs	1,802,907	1,798,484
Total Assets	$18,481,912	$20,204,844

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$485,693	$350,299
Total Current Liabilities	485,693	350,299

Commitments and contingencies – (Note 5)

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 authorized shares:
Convertible Series A preferred shares, 745,896 and 757,770 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively (liquidation preference $2,641,401 and $2,636,764 at March 31, 2020 and December 31, 2019, respectively)	745	757
Convertible Series B preferred shares, 2,666,667 issued and outstanding at March 31, 2020 and December 31, 2019, (liquidation preference $4,649,140 and $4,569,180 at March 31, 2020 and December 31, 2019, respectively)	2,667	2,667
Common stock, $0.001 par value, 8,333,333 authorized, 3,363,679 and 3,252,371 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	3,364	3,252
Additional paid-in capital	134,338,275	133,932,615
Accumulated deficit	(116,348,832)	(114,084,746)
Total Stockholders’ Equity	17,996,219	19,854,545
Total Liabilities and Stockholders’ Equity	$18,481,912	$20,204,844

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Lightbridge Corporation

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2020	2019
Revenue	$—	$—

Operating Expenses
General and administrative	1,936,755	1,357,762
Research and development	389,824	922,235
Total Operating Expenses	2,326,579	2,279,997

Other Operating Income and (Loss)
Other income from joint venture	—	355,281
Equity in loss from joint venture	—	(1,295,032)
Total Other Operating Income and (Loss)	—	(939,751)

Operating Loss	(2,326,579)	(3,219,748)

Other Income
Interest income	62,493	109,221
Total Other Income	62,493	109,221

Net Loss before Income Taxes	(2,264,086)	(3,110,527)

Income Taxes	—	—

Net Loss	$(2,264,086)	$(3,110,527)

Accumulated Preferred Stock Dividend	(125,911)	(120,815)
Deemed additional dividend on preferred stock dividend due to beneficial conversion feature	(54,317)	(51,371)

Net Loss Attributable to Common Stockholders	$(2,444,314)	$(3,282,713)

Net Loss Per Common Share,
Basic and Diluted	$(0.74)	$(1.14)

Weighted Average Number of Common Shares Outstanding	3,294,998	2,885,921

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Lightbridge Corporation

Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2020	2019
Operating Activities:
Net Loss	$(2,264,086)	$(3,110,527)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock-based compensation	6,085	335,013
Equity in loss from joint venture	—	1,295,032
Changes in operating working capital items:
Other receivable from joint venture	400,000	(265,548)
Prepaid expenses and other current assets	(297,281)	(157,314)
Accounts payable and accrued liabilities	135,394	356,566
Net Cash Used In Operating Activities	(2,019,888)	(1,546,778)

Investing Activities:
Investment in joint venture	—	(1,440,000)
Patent costs	(4,423)	(108,761)
Net Cash Used In Investing Activities	(4,423)	(1,548,761)

Financing Activities:
Net proceeds from the issuance of common stock	399,675	1,986,485
Net Cash Provided by Financing Activities	399,675	1,986,485

Net Decrease In Cash and Cash Equivalents	(1,624,636)	(1,109,054)

Cash and Cash Equivalents, Beginning of Period	17,958,989	24,637,295

Cash and Cash Equivalents, End of Period	$16,334,353	$23,528,241

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period:
Interest paid	$—	$—
Income taxes paid	$—	$—
Non-Cash Financing Activities:
Accumulated preferred stock dividend	$180,228	$172,186
Conversion of Series A convertible preferred stock to common stock and payment of paid-in-kind dividends to Series A preferred stockholder	$8,975	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Lightbridge Corporation

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity

For The Three Months Ended March 31, 2019 and For The Three Months Ended March 31, 2020

	Series A		Series B				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance – January 1, 2019	813,624	$813	2,666,667	$2,667	2,738,508	$2,738	$129,329,674	$(103,497,622)	$25,868,395

Shares issued – registered offerings – net of offering costs	—	—	—	—	273,936	274	1,986,211	—	1,986,485
Stock-based compensation	—	—	—	—	—	—	335,013	—	335,013
Net loss for the three months ended March 31, 2019	—	—	—	—	—	—	—	(3,110,527)	(3,110,527)

Balance – March 31, 2019	813,624	$813	2,666,667	$2,667	3,012,444	$3,012	$131,681,023	$(106,608,149)	$25,079,366

Balance December 31, 2019	757,770	$757	2,666,667	$2,667	3,252,371	$3,252	$133,932,615	$(114,084,746)	$19,854,545

Conversion of 11,874 preferred shares to 1,255 common shares	(11,874)	(12)	—	—	1,255	1	11	—	—
Shares issued – registered offerings – net of offering costs	—	—	—	—	110,053	111	399,564	—	399,675
Stock-based compensation	—	—	—	—	—	—	6,085	—	6,085
Net loss for the three months ended March 31, 2020	—	—	—	—	—	—	—	(2,264,086)	(2,264,086)

Balance – March 31, 2020	745,896	$745	2,666,667	$2,667	3,363,679	$3,364	$134,338,275	$(116,348,832)	$17,996,219

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTBRIDGE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation, Summary of Significant Accounting Policies, and Nature of Operations

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Lightbridge Corporation and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America, including a summary of the Company’s significant accounting policies, have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2019, included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

The one-for-twelve reverse stock split automatically converted every twelve shares of the Company’s outstanding common stock prior to the effectiveness of the reverse stock split into one share of common stock. Our authorized capital of 100,000,000 shares of common stock with a par value of $0.001, was decreased to 8,333,333 shares of common stock authorized with a par value of $0.001. Accordingly, stockholders’ equity reflects the reverse stock split by reclassifying from common stock to additional paid-in capital an amount equal to the par value of the decreased shares resulting from the reverse stock split. The par value per share was not adjusted as a result of the one-for-twelve reverse stock split.

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

Going Concern, Liquidity and Management’s Plan

The Company currently believes the combination of cash on hand at March 31, 2020 and management’s recent reduction in future operating expenses (Note 4), may be sufficient to allow the Company to meet its obligations, as they become due in the ordinary course of business, for at least 12 months following the date of this filing. While the Company’s cash at March 31, 2020 exceeds its budgeted expenditures by approximately $7.5 million through the second quarter of 2021, there are inherent uncertainties in forecasting, especially forecasting for a significantly revised level of operations and with uncertainties such as to how COVID-19 may affect costs and operations. Accordingly, the potential for budget variances in the projection of the Company’s planned operations, plus any additional expenditures that may result from unexpected developments raise substantial doubt about the Company’s ability to continue as a going concern for the 12 months following the issuance of these financial statements.

To the extent these recent cost-cutting measures do not provide sufficient liquidity for the next 12 months, the Company will consider additional equity raises and delaying certain expenditures, including research and development expenses, until sufficient capital becomes available.

At March 31, 2020, the Company had approximately $16.3 million in cash and had a working capital surplus of approximately $16.2 million. The Company’s net cash used in operating activities during the three months ended March 31, 2020 was approximately $2.0 million, and current projections indicate that the Company will have continued negative cash flows until the commercialization of its nuclear fuel. Net losses incurred for the three months ended March 31, 2020 and 2019 amounted to approximately $2.3 million and $3.1 million, respectively. As of March 31, 2020, the Company has an accumulated deficit of approximately $116.3 million, representative of recurring losses since inception. The Company has incurred recurring losses since inception because it is a development stage nuclear fuel development company. The Company expects to continue to incur losses due to future costs and expenses related to the Company’s research and development expenses and general and administrative expenses.

The amount of cash and cash equivalents on the balance sheet as of the date of this filing is approximately $15.4 million. The Company also may consider other plans to fund operations including: (1) raising additional capital through equity issuances or debt financings; (2) additional funding through new relationships to help fund future research and development costs; and (3) other sources of capital. The Company may issue securities, including common stock, preferred stock, and stock purchase contracts through private placement transactions or registered public offerings, pursuant to its registration statement on Form S-3 filed with the SEC on March 15, 2018 and declared effective on March 23, 2018. There can be no assurance as to the availability or terms upon which financing and capital might be available. The Company’s future liquidity needs, and ability to address those needs, will largely be determined by the success of the development of its nuclear fuel, key nuclear development and regulatory events, and its business decisions in the future.

Equity Method Investment – Enfission, LLC - Joint Venture with Framatome Inc.

In January 2018, Lightbridge and Framatome Inc., a subsidiary of Framatome SAS (formerly part of AREVA SAS), finalized and launched Enfission, LLC (“Enfission”), a 50-50 joint venture company, to develop, license, and sell nuclear fuel assemblies based on Lightbridge-designed metallic fuel technology and other advanced nuclear fuel intellectual property. Framatome SAS and Framatome Inc. (collectively “Framatome”). Lightbridge and Framatome began joint fuel development and regulatory licensing work under previously signed agreements initiated in March 2016. The joint venture, Enfission, is a Delaware-based limited liability company that was formed on January 24, 2018.

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

The Company allocates income or loss utilizing the hypothetical liquidation book value (“HLBV”) method, based on the change in each JV member’s claim on the net assets of the JV under the JV’s operating agreement at period end after adjusting for any distributions or contributions made during such period. The Company uses this method because of the difference between the distribution rights and priorities set forth in the Enfission operating agreement and what is reflected by the underlying percentage ownership interests of the joint venture.

The Company evaluates on a quarterly basis whether our investment accounted for under the equity method of accounting has an other than temporary impairment (“OTTI”). An OTTI occurs when the estimated fair value of an investment is below the carrying value and the difference is determined not likely to be recoverable. This evaluation requires significant judgment regarding, but not limited to, the severity and duration of the impairment; the ability and intent to hold the security until recovery; financial condition, liquidity, and near-term prospects of the issuer; specific events; and other factors.

Enfission was inactive as of March 31, 2020 and December 31, 2019. No amounts related to the equity method investment in Enfission, LLC have been recorded on the balance sheet or statements of operations for the three months ending March 31, 2020.

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

The Company owns a 50% interest in Enfission, accounted for using the equity method of accounting (see Note 3). Investment in Joint Venture (Investee Losses in Excess of Investment). Enfission is deemed to be a variable interest entity (“VIE”) under the VIE model of consolidation because it does not have sufficient funds to finance its operations. The Company has determined that it is not the primary beneficiary of the VIE since it does not have the power to direct the activities that most significantly impact the VIE’s performance.

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

The Company participates in a government-regulated industry. Our operating results are affected by a wide variety of factors including decreases in the use or public favor of nuclear power, the ability of our technology to safeguard the production of nuclear power, the ability to receive the required approval from the nuclear regulatory commission for utilities to use our fuel and our ability to safeguard our patents and intellectual property from competitors. Due to these factors, the Company may experience substantial period-to-period fluctuations in our future operating results. Potentially, a loss of key officer, key management, and other personnel could impair our ability to successfully execute our business strategy, particularly when these individuals have acquired specialized knowledge and skills with respect to nuclear power and our operations.

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

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risk to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak a pandemic, based on increase in exposure globally. The current spread of a novel strain of coronavirus that is impacting global economic activity and market conditions could lead to adverse changes in our ability to conduct research and development activities with the United States national labs and others. While we are monitoring the impact of COVID-19 on our business, we are unable to accurately predict the ultimate impact on our results of operations, financial condition and liquidity for fiscal year 2020 that COVID-19 will have due to various uncertainties, including the geographic spread of the virus, the severity of the disease, the duration of the outbreak, and actions that may be taken by governmental authorities and other third-parties. The recent COVID-19 pandemic has impacted our business operations and results of operations for the first quarter of 2020, resulting in the reduction of our research and development expenses and increase in our general and administrative expenses due to severance payments to our former employees.

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payment, net operating loss carryback period, alternative minimum tax credit refund, modification to the net interest deduction limitation, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation method for qualified improvement property. It also appropriated funds for the SBA Paycheck Protection Program loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19. There is no assurance we are eligible for these funds. Management decided not to apply for these funds. We continue to examine the impact that the CARES Act may have on our business.

Cash and Cash Equivalents

The Company may at times invest its excess cash in savings accounts and US Treasury Bills. It classifies all highly liquid investments with original stated maturities of three months or less from date of purchase as cash equivalents and all highly liquid investments with stated maturities of greater than three months as marketable securities. The Company holds cash balances in excess of the federally insured limits of $250,000. It deems this credit risk not to be significant as cash is held by two prominent financial institutions in 2020 and 2019. The Company buys and holds short-term US Treasury Bills from Treasury Direct to maturity. US Treasury Bills totaled approximately $13.0 million and $9.0 million at March 31, 2020 and December 31, 2019, respectively. The remaining $3.3 million and $9.0 million at March 31, 2020 and December 31, 2019, respectively, are on deposit with one notable financial institution. Total cash and cash equivalents held, as reported on the accompanying consolidated balance sheets, totaled approximately $16.3 million and $18.0 million at March 31, 2020 and December 31, 2019, respectively.

Recently Adopted Accounting Pronouncements

Intangibles, Goodwill and Other — In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, ASU 2017-04 eliminates Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, ASU 2017-04 requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019. The Company adopted ASU 2017-04 commencing in the first quarter of fiscal 2020 and this ASU did not have a material impact on its condensed consolidated financial statements and related footnote disclosures.

ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement — This ASU modifies the disclosure requirements on fair value measurements in Topic 820, including the removal, modification to, and addition of certain disclosure requirements. This ASU will be effective for fiscal years beginning after December 15, 2019 with early adoption permitted. The majority of the disclosure changes are to be applied on a prospective basis. This ASU did not have a material impact on the Company’s fair value disclosures in the Company’s condensed consolidated financial statements.

Recent Accounting Pronouncements – To Be Adopted

The Company does not believe that other standards, which have been issued but are not yet effective, will have a significant impact on its condensed consolidated financial statements and related footnote disclosures.

Note 2. Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period except that it does not include unvested common shares subject to repurchase or cancellation. Diluted net income per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, warrants, and unvested common shares subject to repurchase or cancellation (see Note 7). The dilutive effect of outstanding stock options, and warrants is not reflected in diluted earnings per share because the Company incurred net losses for the three months ended March 31, 2020 and 2019, and the effect of including these potential common shares in the net loss per share calculations would be anti-dilutive, therefore not included in the calculations.

The following table sets forth the computation of the basic and diluted loss per share (rounded in millions except shares outstanding and per share amounts):

	March 31	March 31
	2020	2019
Numerator:
Net loss attributable to common stockholders	$(2.4)	$(3.3)
Denominator:
Weighted-average common shares outstanding	3,294,998	2,885,921
Basic and diluted net loss per share	$(0.74)	$(1.14)

Note 3. Investment in Joint Venture (Investee Losses in Excess of Investment)

Current Status of the Joint Venture - Inactive

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

On November 18, 2019, the Company delivered a notice of termination of the R&D Services Agreement to the Board of Directors of Enfission, dated November 14, 2017, by and among Framatome, Enfission and our Company (as amended by Amendment Number One, dated January 25, 2018, and Amendment Number Two, dated June 20, 2018, the “RDSA”), which, among other things, defined the terms and conditions for joint research and development activities among Framatome, Enfission, and our Company, thereby terminating the RDSA, effective immediately. On November 23, 2019, in connection with the termination of the RDSA, the Board of Directors and the management of Lightbridge determined that it is advisable and in the best interest of the Company and its shareholders to take the necessary steps to dissolve Enfission. Various corporate and operational matters relating to Enfission are governed pursuant to the Enfission Operating Agreement. Although Enfission’s Board of Directors has not approved a formal dissolution plan as of the date of this filing, Enfission remained inactive as of December 31, 2019 and during the three months ended March 31, 2020 and through the date of this filing.

Filing of Arbitration - Framatome

On November 18, 2019, the Company delivered a notice of termination of the RDSA to Framatome, thereby terminating the RDSA, based on the Company’s assertion that Framatome materially breached certain material terms of the RDSA, relating to its invoicing obligations, as well as a failure of the escalation process under the RDSA to agree to a budget commitment for 2019-2020. Framatome has contested the Company’s right to terminate the RDSA, raised questions as to the Company’s rights relating to their co-owned intellectual property and the Company’s right to conduct certain research and development activities, and reserved its right to seek compensation from the Company. On this basis and based on the Company’s assertion that the conduct of Framatome prevented Enfission from functioning and progressing towards its goals, on February 7, 2020, the Company has filed a request for arbitration (the “Arbitration Request”) in the International Court of Arbitration of the International Chamber of Commerce against Framatome. The Company has undertaken this action in order to obtain, inter alia, a declaration that the RDSA was validly terminated and is no longer in force, and to obtain compensation for the damages incurred. Following the termination of the RDSA and the subsequent filing of the Arbitration Request, Lightbridge has reduced its research and development activities as it is no longer conducting research and development activities with Framatome and Enfission.

Equity method

The Enfission operating agreement provided that Lightbridge and Framatome each hold 50% of the total issued Class A voting membership units of the joint venture. The Company’s equity in losses in excess of its investment are accounted for under the equity method consisted of the following as of March 31, 2020 and December 31, 2019 (rounded in millions):

	March 31,	December 31,
	2020	2019
Enfission, LLC
Ownership Interest	50%	50%
Carrying Amount
Total contributions	$9.2	$9.2
Less: Share of the loss in investment in Enfission	(9.2)	(9.2)
Equity losses in excess of investment	$—	$—

The Company invested approximately $9.2 million in Enfission and Framatome invested approximately $2.9 million of equity for the period from January 24, 2018 (date of inception of Enfission) to March 31, 2020. There were no contributions made to Enfission, LLC for the three months ended March 31, 2020. The cash balance in Enfission at March 31, 2020 was approximately $0.2 million. During the three months ended March 31, 2020, Enfission incurred a loss of approximately $0.1 million, and accordingly, the Company did not record its share of the loss in investment in Enfission, in accordance with the provisions in the joint venture operating agreement, for the three months ended March 31, 2020.

As of March 31, 2020 and December 31, 2019, the Company’s total equity share of the joint venture accumulated losses is limited to the total equity contributions Lightbridge made since January 24, 2018 according to the Enfission joint-venture operating agreement. The joint-venture operating agreement states that at no time during the term of the company or upon dissolution or liquidation of the company shall a member with a deficit balance in its capital account have any obligation to Enfission or to the other members of Enfission to restore such deficit capital balance, to the fullest extent permitted by applicable law and to the provisions of the joint venture operating agreement. The Company had not separately guaranteed any obligations of Enfission. The Company does not expect to provide additional equity contributions in 2020 nor for the foreseeable future until Enfission is dissolved.

Summarized balance sheet information for the Company’s equity method investee Enfission as of March 31, 2020 and December 31, 2019 is presented in the following table (rounded in millions):

	March 31, 2020	December 31, 2019
Assets
Cash	$0.2	$1.0
Other current assets	—	—
Total assets	$0.2	$1.0

Liabilities and equity
Total liabilities	$1.3	$2.1
Equity	(1.1)	(1.1)
Total liabilities and equity	$0.2	$1.0

Summarized income statement information for the Company’s equity method investee Enfission is presented in the following table for the three months ended March 31, 2020 and 2019 (rounded in millions):

	For the three months ended
	March 31,
	2020	2019
Research and development costs	$—	$1.7
Administrative expenses	0.1	0.3
Total Operating Loss	$0.1	$2.0
Loss from operations	$0.1	$2.0
Net loss	$0.1	$2.0

As of March 31, 2020 and December 31, 2019, the total receivable due from Enfission was approximately $0 and $0.4 million, respectively, which represents management and administrative services, consulting fees and reimbursable expenses Lightbridge charged to Enfission in 2019 (see Note 8. Related Party Transactions). Lightbridge did not bill any management and administrative services, consulting fees or other services to Enfission for the three months ended March 31, 2020 as Enfission was inactive during this period.

Disputed Framatome Invoices

Included in the total liabilities of Enfission of $1.3 million at March 31, 2020 and December 31, 2019, are disputed invoices for research and development work submitted by Framatome in 2019. These invoices have been disputed and remain unpaid as of the date of this filing. There are various disagreements between Framatome and Lightbridge regarding these disputed Framatome invoices. It is expected that these disputes will be resolved through either further negotiation by the joint venture partners or in arbitration. The Company had not separately guaranteed any obligations of Enfission at March 31, 2020 or December 31, 2019 and is not obligated under the joint venture operating agreement to fund its deficit capital account balance to pay any current or future liabilities incurred by Enfission.

Note 4. Accounts Payable and Accrued Liabilities

Accounts payable and accrued expenses consisted of the following (rounded in millions):

	March 31,	December 31,
	2020	2019
Trade payables	$0.1	$0.3
Accrued expenses and other	0.2	0.1
Accrued severance	0.2	—
Total	$0.5	$0.4

In March 2020, as a precautionary measure to maximize liquidity and to increase available cash on hand for future periods, the Company reduced its budget for discretionary spending for certain general and administrative expenses, revised research and development strategies to reduce costs and reduced payroll and related benefit costs through employee layoffs and the conversion of some employees to consultants. The related one-time accrued severance benefits were approximately $0.2 million at March 31, 2020.

Note 5. Commitments and Contingencies

Commitments

Operating Leases

The Company leases office space for a 12-month term with a monthly payment of approximately $15,000 per month for office rent. The term of the lease was renewed on January 1, 2020 and extends through December 31, 2020.

The future minimum lease payments required under the non-cancellable operating leases at March 31, 2020 total approximately $135,000.

Contingency

Litigation

A former Chief Financial Officer of the Company filed a complaint against the Company with the US Occupational Safety and Health Administration (“OSHA”) on March 9, 2015. This complaint was dismissed by OSHA in January 2018 without any findings against the Company. On March 14, 2018 an appeal was filed. The Company has and will continue to vigorously defend this appeal and believes that this appeal hearing will not result in any findings against the Company. On September 6, 2019, the Company filed a motion for summary decision seeking a decision in its favor as a matter of law. There has been no decision on this motion as of the date of these condensed consolidated financial statements. As of March 31, 2020 and December 31, 2019, legal fees of approximately $11,000 and $6,000 were owed, respectively, and are expected to be paid in full by the Company’s insurance carriers.

Note 6. Research and Development Costs

Lightbridge’s total corporate research and development costs, included in the caption research and development expenses in the accompanying condensed consolidated statement of operations, amounted to approximately $0.4 million and $0.9 million for the three months ended March 31, 2020 and 2019, respectively. See Note 8. Related Party Transactions regarding consulting fees charged to Enfission for research and development expenses incurred by Lightbridge on behalf of Enfission in 2019.

On December 19, 2019 the Company was awarded a voucher from the U.S. Department of Energy’s (DOE) Gateway for Accelerated Innovation in Nuclear (GAIN) program to support development of Lightbridge Fuel™ in collaboration with Idaho National Laboratory (INL). The scope of the project includes experiment design for irradiation of Lightbridge metallic fuel material samples in the Advanced Test Reactor (ATR) at INL. The project is anticipated to commence in the second quarter of 2020. The total project value is approximately $846,000, with three-quarters of this amount funded by DOE for the scope performed by INL. No work was done by INL that caused the DOE to incur payment obligations related to the voucher for the three months ended March 31, 2020 and the year ended December 31, 2019.

Note 7. Stockholders’ Equity and Stock-Based Compensation

At March 31, 2020, the Company had 3,363,679 common shares outstanding. Also outstanding were warrants relating to 70,361 shares of common stock, stock options relating to 517,154 shares of common stock, 745,896 shares of Series A convertible preferred stock convertible into 62,158 shares of common stock (plus accrued dividends of $593,364 relating to an additional 18,013 common shares), and 2,666,667 shares of Series B convertible preferred stock convertible into 222,222 shares of common stock (plus accrued dividends of $649,141, relating to an additional 36,063 common shares), all totaling 4,289,650 shares of common stock and all common stock equivalents, including accrued preferred stock dividends, outstanding at March 31, 2020.

At December 31, 2019, the Company had 3,252,371 common shares outstanding. Also outstanding were warrants relating to 70,361 shares of common stock, stock options relating to 518,551 shares of common stock, 757,770 shares of Series A convertible preferred stock convertible into 63,148 shares of common stock (plus accrued dividends of $556,390 relating to an additional 16,890 common shares), and 2,666,667 shares of Series B convertible preferred stock convertible into 222,222 shares of common stock (plus accrued dividends of $569,181, relating to an additional 31,621 common shares), all totaling 4,175,164 shares of common stock and all common stock equivalents, including accrued preferred stock dividends, outstanding at December 31, 2019.

Common Stock Equity Offerings

ATM Offerings

On May 28, 2019, the Company entered into an at-the-market equity offering sales agreement (“2019 ATM”) with Stifel, Nicolaus & Company, Incorporated (“Stifel”), pursuant to which the Company may issue and sell shares of its common stock from time to time through Stifel as the Company’s sales agent. Sales of the Company’s common stock through Stifel, if any, will be made by any method that is deemed to be an “at-the-market” equity offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-223674) filed on March 15, 2018 and declared effective March 23, 2018. Due to the offering limitations currently applicable to the Company under General Instruction I.B.6. of Form S-3 and the Company’s public float as of May 28, 2019, and in accordance with the terms of the sales agreement, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $13,500,000.

On March 30, 2018, the Company entered into an at-the-market issuance sales agreement with B. Riley FBR, Inc. (“B. Riley”) that superseded the prior at-the-market agreement with B. Riley (collectively, the “2018 ATM”), pursuant to which the Company could issue and sell shares of its common stock from time to time through B. Riley as the Company’s sales agent. Effective March 29, 2019, the Company and B. Riley terminated the 2018 ATM agreement.

Sales under the 2019 ATM for the three months ended March 31, 2020 were 110,053 shares. Net proceeds received from the ATM sales during the three months ended March 31, 2020 were $0.4 million. The Company records its ATM sales on a settlement date basis.

Sales under the 2018 ATM that were made during the quarter ended March 31, 2019 were 273,936 shares that totaled gross proceeds of approximately $2.0 million. A total of 24,330 shares sold on March 28, 2019 and March 29, 2019, for total gross proceeds of $0.2 million, were recorded with settlement dates in the first week in April 2019.

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

The holders of the Series B Preferred Stock have no voting rights. In addition, as long as the shares of Series B Preferred Stock are outstanding, the Company may not take certain actions without first having obtained the affirmative vote or waiver of the holders of a majority of the outstanding shares of Series B Preferred Stock. The Company has the option at any time after August 2, 2019 to redeem some or all of the outstanding Series B Preferred Stock for an amount in cash equal to the liquidation preference plus the amount of any accrued but unpaid dividends of the Series B Preferred Stock being redeemed. The holders of the Series B Preferred Stock do not have the ability to require the Company to redeem the Series B Preferred Stock. The Company has not redeemed any of the outstanding Series B Preferred Stock during the three months ended March 31, 2020 and 2019.

The Company has the option of forcing the conversion of all or part of the Series B Preferred Stock if at any time the average closing price of the Company’s common stock for a thirty-trading day period is greater than $65.88 prior to August 2, 2019 or greater than $98.82 at any time. The Company can exercise this option only if it also requires the conversion of the Series A Preferred Stock in the same proportion as it is requiring of the Series B Preferred Stock. The Company did not force the conversion of any of the outstanding Series B Preferred Stock during the three months ended March 31, 2020 and 2019.

Of the $4.0 million proceeds, approximately $0.3 million was allocated to the warrants with the remaining $3.7 million allocated to the Series B Preferred Stock. The Series B Preferred Stock was initially convertible into 2,666,667 shares of common stock (now convertible into 222,222 shares of common stock when adjusted for the one-for-twelve reverse stock split on October 21, 2019). The average of the high and low market prices of the common stock on January 30, 2018, the date of the closing of the sale of the Series B Preferred Stock, was approximately $28.08 per share. At $28.08 per share the common stock into which the Series B Preferred Stock was initially convertible was valued at approximately $6.2 million. This amount was compared to the $3.7 million (rounded) of proceeds allocated to the Series B Preferred Stock to indicate that a beneficial conversion feature (“BCF”) of approximately $2.6 million existed at the date of issuance, which was immediately accreted as a deemed dividend because the conversion rights were immediately effective.

Additionally, comparison of the original $1.50 conversion price prior to the one-for-twelve reverse stock split on October 21, 2019 of the PIK dividends to the $2.34 commitment date fair value per share on January 30, 2018 indicates that each PIK dividend will accrete $0.84 of BCF as an additional deemed dividend for every $1.50 of PIK dividend accrued. Total deemed dividends for this PIK dividend for the three months ended March 31, 2020 and 2019 were approximately $45,000 and $42,000, respectively.

The accumulated dividend (unpaid) at March 31, 2020 and December 31, 2019 was approximately $0.6 million and $0.6 million, respectively. The Series B Preferred Shares outstanding as of March 31, 2020 and December 31, 2019 was 2,666,667 shares with an aggregate liquidation preference of approximately $4.6 million, including accumulated dividends.

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

The Company has the option of forcing the conversion of the Series A Preferred Stock if the trading price for the Company’s common stock is more than two times the applicable conversion price (approximately $32.94 per share) before August 2, 2019, or if the trading price is more than three times the applicable conversion price at any time. The Company has not redeemed any of the outstanding Series A Preferred Stock during three months ended March 31, 2020 and 2019.

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

Additionally, comparison of the $2.7451 original conversion price of the PIK dividends prior to the one-for-twelve reverse stock split on October 21, 2019, to the $3.315 commitment date fair value per share indicates that each PIK dividend will accrete $0.5699 of BCF as an additional deemed dividend for every $2.7451 of PIK dividend accrued. Total deemed dividends for this PIK dividend for the three months ended March 31, 2020 and 2019 were approximately $10,000 and $10,000, respectively.

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

On February 10, 2020, the holder of the Series A Preferred Shares converted 11,874 preferred shares into 1,255 common shares.

The accumulated dividend (unpaid) at March 31, 2020 and December 31, 2019 was approximately $0.6 million and $0.6 million, respectively. The Series A Preferred Shares outstanding as of March 31, 2020 was 745,896 shares with an aggregate liquidation preference of approximately $2.6 million, including accumulated dividends, while the Series A Preferred Shares outstanding as of December 31, 2019 was 757,770 shares with an aggregate liquidation preference of approximately $2.6 million, including accumulated dividends.

Warrants

The Company's outstanding warrants at March 31, 2020 and December 31, 2019 are below. These warrants are classified within equity on the condensed consolidated balance sheet.

	March 31,	December 31,
Outstanding Warrants	2020	2019
Issued to Investors on October 25, 2013, entitling the holders to purchase 20,833 common shares in the Company at an exercise price of $138.00 per common share up to and including April 24, 2021. In 2016, 4,954 of these warrants were exchanged for common stock, and all remaining warrant holders agreed to new warrant terms, which excluded any potential net cash settlement provisions in exchange for a reduced exercise price of $75.00 per share.	13,665	13,665

Issued to Investors on November 17, 2014, entitling the holders to purchase 45,577 common shares in the Company at an exercise price of $138.60 per common share up to and including May 16, 2022. On June 30, 2016, the warrant holders agreed to new warrant terms, which excluded any potential net cash settlement provisions in order to classify them as equity in exchange for a reduced exercise price of $75.00 per share.	45,577	45,577

Issued to an investment bank and subsequently transferred to a principal of the investment bank regarding the Series B Preferred Stock investment on January 30, 2018, entitling the holder to purchase 11,119 common shares in the Company at an exercise price of $18.00 per share, up to and including January 30, 2021.	11,119	11,119
Total	70,361	70,361

Stock-based Compensation – Stock Options

Adoption of 2020 Stock Plan

On March 9, 2020, the Board of Directors adopted the Company’s 2020 Equity Incentive Plan (the “2020 Plan”). The 2020 Plan will become effective subject to adoption of the 2020 Plan by the stockholders at the Company’s 2020 Annual Meeting of Stockholders.

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

Short-Term Non-Qualified Option Grants

On December 2, 2019, the Compensation Committee of the Board granted 86,982 short-term incentive stock options and non-qualified stock options under the 2015 Plan to employees, consultants, and directors of the Company. All of these stock options vested immediately, with a strike price of $3.82, which was the closing price of the Company’s stock on December 2, 2019. These options have a 10-year contractual term, with a fair market value of approximately $2.59 per option with an expected term of 5 years. During the year ended December 31, 2019, the Company issued 4,247 stock options to a consultant. There was no new issuance during the first quarter ended March 31, 2020.

Total stock options outstanding at March 31, 2020 and December 31, 2019 under the 2006 Stock Plan and 2015 Plan were 517,154 and 518,551, of which 432,281 and 433,678 of these options were vested at March 31, 2020 and December 31, 2019, respectively.

The components of stock-based compensation expense included in the Company’s consolidated statements of operations for the three months ended March 31, 2020 and March 31, 2019 are as follows:

	Three months ended March 31,
	2020	2019
Research and development expenses	$—	$170,134
General and administrative expenses	6,085	164,879
Total stock-based compensation expense	$6,085	$335,013

Stock option transactions to the employees, directors and consultants are summarized as follows for the three months ended March 31, 2020:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Beginning of the period – January 1, 2020	518,551	$21.99	$15.89
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	(1,397)	519.00	467.31
End of the period – March 31, 2020	517,154	$20.64	$14.67

Options exercisable	432,281	$22.59	$15.93

A summary of the status of the Company’s non-vested options as of March 31, 2020 and December 31, 2019, and changes during the year ended December 31, 2019 and the three months ended March 31, 2020, is resented below:

	Shares	Weighted Average Exercise Price	Weighted- Average Fair Value Grant Date

Non-vested – January 1, 2020	84,873	10.73	5.15

Granted	—	—	—
Vested	—	—	—
Forfeited	—	—	—
Non-vested – March 31, 2020	84,873	10.73	5.15

The above tables include options issued and outstanding as of March 31, 2020 as follows:

i)	A total of 9,638 non-qualified 10-year options have been issued, and are outstanding, to advisory board members at an exercise price range of $8.28 to $336.60 per share.

ii)

A total of 472,560 incentive stock options and non-qualified 10-year options have been issued, and are outstanding, to the directors, officers, and employees at an exercise price range of $3.82 to $492.00 per share. From this total, 128,010 options are outstanding to the Chief Executive Officer, who is also a director, with remaining contractual lives of 1.0 years to 9.7 years. All other options issued to directors, officers, and employees have a remaining contractual life ranging from 0.3 years to 9.7 years.

iii)	A total of 34,956 non-qualified 10-year options have been issued, and are outstanding, to consultants at an exercise price range of $3.82 to $325.20 per share.

As of March 31, 2020, there was approximately $35,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of approximately 1.89 years. For stock options outstanding at March 31, 2020 and December 31, 2019, the intrinsic value was $0 and $59,148, respectively.

The following table provides certain information with respect to the above-referenced stock options that were outstanding and exercisable at March 31, 2020:

	Stock Options Outstanding			Stock Options Vested
	Weighted			Weighted
	Average			Average
	Remaining		Weighted	Remaining		Weighted
	Contractual	Number	Average	Contractual	Number	Average
	Life	of	Exercise	Life	of	Exercise
Exercise Prices	-Years	Awards	Price	-Years	Awards	Price

$3.82-$12.48	8.88	225,937	$8.07	9.15	143,696	$6.57
$12.49-$24.00	7.32	199,790	$14.19	7.31	197,158	$14.21
$24.01-$72.00	5.64	65,333	$55.07	5.64	65,333	$55.07
$72.01-$240.00	5.07	24,526	$75.59	5.07	24,526	$75.59
$240.01-$492.00	0.76	1,568	$361.43	0.76	1,568	$361.43
Total	7.66	517,154	$20.64	7.52	432,281	$22.59

Note 8. Related Party Transactions

Enfission was inactive at March 31, 2020 and December 31, 2019. The Company did not invest in Enfission during three months ended March 31, 2020 and invested approximately $9.2 million in Enfission from Enfission’s date of inception of January 24, 2018 to December 31, 2019. The Company entered into a management and administrative services agreement with Enfission on January 25, 2018 whereby the Company provided four of its personnel to Enfission, at a rate of $100,000 per person per year, for a total charge to Enfission of $400,000 in 2019. For the three months ended March 31, 2019, $200,000 was charged to Enfission and was recorded as a $100,000 reduction of general and administrative expenses and a $100,000 reduction of research and development expenses for the period. No management and administrative services were provided and charged to Enfission for the three months ended March 31, 2020.

The Company also provided research and development consulting services to Enfission. The total consulting services was $0 and $0.4 million for three months ended March 31, 2020 and 2019, respectively, recorded under the caption “Other income from joint venture” in the accompanying condensed consolidated statement of operations.

As of March 31, 2020 and December 31, 2019, the total receivable due from Enfission was approximately $0 and $0.4 million, respectively, which represents management and administrative services Lightbridge charged to Enfission for the year ended December 31, 2019.

Note 9. Subsequent Events

On April 22, 2020, the Company entered into a Cooperative Research and Development Agreement (CRADA) with Battelle Energy Alliance, LLC, the operating contractor of Idaho National Labs (“INL”), in collaboration with Department of Energy (“DOE”). Signing the CRADA was the last step in the contracting process to formalize a voucher award from the U.S. Department of Energy’s (DOE) Gateway for Accelerated Innovation in Nuclear (GAIN) program. The scope of the project includes experiment design for irradiation of Lightbridge metallic fuel material samples in the Advanced Test Reactor (ATR) at INL. The project is anticipated to commence in the second quarter of 2020. The total project value is approximately $846,000, with three-quarters of this amount funded by DOE for the scope performed by INL. and the remaining amount funded by Lightbridge, by providing in-kind services to the project.

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

23

•

risks associated with the further spread and uncertainty of COVID-19, including the ultimate impact of COVID-19 on people, economies, our ability to access capital markets, the Company’s financial position, results of operations or liquidity;

•	changes in laws, rules, and regulations governing our business;

•	development and utilization of, and challenges to, our intellectual property;

•	potential and contingent liabilities; and

•	the other risks identified in Item 1A. Risk Factors included herein and in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Overview

We are an innovative nuclear fuel technology company. Our goal is to develop and commercialize the next generation of nuclear fuel that could significantly improve the economics, safety, and proliferation resistance of nuclear fuel in existing and new nuclear reactors, large and small, with a meaningful impact on addressing climate change, air pollution and benefiting national security. We project that the world’s energy and climate needs can only be met if nuclear power’s share of the energy-generating mix grows substantially.

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

We have built a significant portfolio of patents reflecting years of research and development, and we anticipate substantial completion of our research efforts in the coming years and the testing of our fuel through third party vendors and others, including the United States Department of Energy National Laboratories.

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

Development of Lightbridge Fuel™

Recent Developments

•

Entered into a Cooperative Research and Development Agreement (CRADA) on April 22, 2020 with Battelle Energy Alliance, LLC, the operating contractor of INL, in collaboration with DOE. Signing the CRADA was the last step in the contracting process to formalize a voucher award from the U.S. Department of Energy’s (DOE) Gateway for Accelerated Innovation in Nuclear (GAIN) program. The scope of the project includes experiment design for irradiation of Lightbridge metallic fuel material samples in the Advanced Test Reactor (ATR) at INL. The project is anticipated to commence in the second quarter of 2020. The total project value is approximately $846,000, with three-quarters of this amount funded by DOE for the scope performed by INL.

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

Impact of COVID-19 to our Business

The recent COVID-19 pandemic has impacted our business operations and results of operations for the first quarter of 2020, resulting in the reduction of our research and development expenses and an increase in our general and administrative expenses due to severance payments made to former employees, as described in more detail under “Condensed Consolidated Results of Operations – Three Months Ended March 31, 2020 and 2019”, below. The future impacts of the global emergence of COVID-19 on our financial position, results of operations and future liquidity and capital resources availability is unknown and uncertain.

In an effort to protect the health and safety of our employees, we took proactive, aggressive action from the earliest signs of the outbreak in China including working from home and suspending employee travel. In an effort to contain COVID-19 or slow its spread, governments around the world have also enacted various measures, including orders to close all businesses not deemed "essential," isolate residents to their homes or places of residence, and practice social distancing when engaging in essential activities.

We will continue to actively monitor the COVID-19 situation and may take further actions altering our business operations that we determine are in the best interests of our employees and stakeholders, or as required by federal, state, or local authorities. It is not clear what the potential effects any such alterations or modifications may have on our financial position, results of operations or liquidity, including the effects on our employees and future prospects, including our research and development activities for the remainder of fiscal 2020 and beyond.

Filing of Arbitration – Framatome

On February 7, 2020, we filed a request for arbitration (the “Arbitration Request”) in the International Court of Arbitration of the International Chamber of Commerce against Framatome, seeking to obtain, inter alia, a declaration that the R&D Services Agreement, dated November 14, 2017, by and among Framatome, Enfission, and the Company (as amended by Amendment Number One, dated January 25, 2018, and Amendment Number Two, dated June 20, 2018, the “RDSA”) was validly terminated and is no longer in force, and to obtain compensation for the damages incurred. We anticipate our legal costs may increase in 2020 due to this action.

See Part II. Item 1. Legal Proceedings, for more information.

Certain Challenges

Please see Part I, Item 1, “Description of Business—Certain Challenges” and Item 1A. Risk Factors in this report and the Annual Report on Form 10-K for a discussion of certain risks and challenges that may delay or impair the development of Lightbridge Fuel™ including without limitation the availability of financing, events related to the dissolution of our joint venture with Framatome, and the many risks inherent in developing a new type of nuclear fuel.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make a variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. For a discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our financial statements, please see “Critical Accounting Policies and Estimates” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed on March 18, 2020. There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2020.

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

We currently expect to invest a total of $1 million to $1.5 million in the development of our nuclear fuel products, including corporate research and development expenditures, over the next 12 to 15 months.

Condensed Consolidated Results of Operations – Three Months Ended March 31, 2020 and 2019

The following table presents our historical operating results and the increase (decrease) in amounts for the periods indicated:

	Three Months Ended		Increase	Increase
	March 31,		(Decrease)	(Decrease)
	2020	2019	Change $	Change %

Operating Expenses
General and administrative	$1,936,755	$1,357,762	$578,993	43%
Research and development expenses	$389,824	$922,235	$(532,411)	-58%
Total Operating Expenses	$2,326,579	$2,279,997	$46,582	2%

Other Operating Income and (Loss)
Other income from joint venture	$—	$355,281	$(355,281)	-100%
Equity in loss from joint venture	$—	$(1,295,032)	$1,295,032	100%
Total Other Operating Income (Loss)	$—	$(939,751)	$939,751	100%

Total Operating Loss	$(2,326,579)	$(3,219,748)	$(893,169)	-28%

Other Income	$62,493	$109,221	$(46,728)	-43%

Net loss before Income Taxes	$(2,264,086)	$(3,110,527)	$(846,441)	-27%

Net Loss	$(2,264,086)	$(3,110,527)	$(846,441)	-27%

Operating Expenses

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

Total general and administrative expenses increased by approximately $0.6 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. There was an increase in professional fees of approximately $0.4 million primarily due to legal fees relating to the Framatome arbitration, accounting fees and other professional fees, an increase in employee compensation and employee benefits of approximately $0.1 million and an increase in severance payments of $0.2 million, employee layoffs partially due to the uncertainty of COVID-19 on our future business operations and the cessation of the Enfission joint venture, as discussed above. These increases were offset by a decrease in stock-based compensation of approximately $0.1 million, due to the decrease in stock option expense for prior stock option awards that have become fully vested in prior reporting periods. Total stock-based compensation included in general and administrative expenses was approximately $0 and $0.1 million for the three months ended March 31, 2020 and 2019, respectively. For the remainder of 2020, we anticipate a decrease in general and administrative expenses due to reduced discretionary spending, reduced consulting fees and reduced payroll and related benefit costs.

See Note 7. Stockholders’ Equity and Stock-Based Compensation of the Notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information regarding our stock-based compensation.

Research and Development

Research and development expenses in 2020 and 2019 consist primarily of employee compensation and related fringe benefits including stock-based compensation, and consulting fees, including work performed and billed to our Enfission joint venture in 2019.

Total research and development expenses decreased by approximately $0.5 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, due to the decrease in work for Enfission and the continuing work on developing a new fuel development strategy after Enfission. There was a decrease in professional fees of approximately $0.2 million, a decrease in consulting fees of approximately $0.1 million, and a decrease in stock-based compensation of approximately $0.2 million, due to the decrease in stock option expense for prior stock option awards that had vested. Total stock-based compensation included in research and development expenses was approximately $0 and $0.2 million for the three months ended March 31, 2020 and 2019, respectively.

Due to the nature of our research and development expenditures, cost and schedule estimates are inherently uncertain and can vary significantly as new information and the outcome of these research and development activities become available. For 2020, we anticipate a significant decrease in research and development expense compared to 2019, partially due to the uncertainty of COVID-19 on our future business operations, resulting in budgetary constraints due primarily to current market conditions and the uncertainty of future liquidity and capital resources available to us to conduct our future research and development activities.

Other Operating Income and (Loss) – Related Party

Reported in other operating income and (loss) is other income for activities performed by our employees and consultants billed to the Enfission joint venture for research and development work and our share of the allocated loss in Enfission. Total other operating income and (loss) decreased by approximately $0.9 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019.

Other income from the Enfission joint venture for the three months ended March 31, 2020 and 2019 was approximately $0 and $0.4 million, respectively. Equity in loss from the Enfission joint venture for the three months ended March 31, 2020 and 2019 was $0 and $1.3 million, respectively, which consists of our share of the allocated loss in Enfission. During the three months ended March 31, 2020, the Company did not provide additional equity contributions or share any loss in Enfission. The Company had not separately guaranteed any obligations of Enfission at March 31, 2020 and December 31, 2019 and is not obligated under the joint venture operating agreement to fund its deficit capital account balance in Enfission to pay for any liabilities incurred by Enfission and therefore did not record its share of losses in Enfission at March 31, 2020 and December 31, 2019.

Other Income

There was a net decrease in other income of approximately $0.1 million. This change was due to a decrease of $0.1 million in interest income generated from the interest earned from the purchase of treasury bills and from our bank savings account for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019.

Provision for Income Taxes

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company is currently evaluating the impact of the CARES Act, but at present does not expect that the NOL carryback provision of the CARES Act would result in a material cash benefit to us. We incurred a pre-tax net loss for both 2020 and 2019. We reviewed all sources of income for purposes of recognizing the deferred tax assets and concluded a full valuation allowance for 2020 and 2019 was necessary. Therefore, we did not have a provision for taxes for the three months ended March 31, 2020 and 2019.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

Liquidity outlook

We believe we will have adequate liquidity over the next 12 months to operate our business and meet our current cash requirements. We reduced our 2020 and 2021 operating budgets for discretionary spending, revised our research and development strategy to reduce current R&D costs and reduced payroll and payroll related benefit costs through employee layoffs, the transition of our Executive Chairman of the Board of Directors to a non-executive role, and the conversion of some employees to consultants. As of the date of this filing, we had cash and cash equivalents totaling approximately $15.4 million. While the impact and duration of COVID-19 on our business activities in the future is currently uncertain, the situation required us to reduce our operating budgets.

At March 31, 2020, we had cash and cash equivalents of approximately $16.3 million, as compared to approximately $17.9 million at December 31, 2019, a decrease of approximately $1.6 million. A cash inflow of approximately $0.4 million resulted from net proceeds from the sale of approximately 0.1 million shares of common stock during the three months ended March 31, 2020. This cash inflow was offset by net cash used in operating activities of approximately $2.0 million. We used cash during the three months ended March 31, 2020 to fund our research and development expenses and general and administrative expenses.

We currently project a negative cash flow from operations averaging approximately $0.7 million per month for our general and administrative and research and development expenses, for total expected expenditures of approximately $8 million to $8.5 million for the next 12 to 15 months. We believe that our cash at March 31, 2020 exceeds our revised budgeted expenditures through the second quarter of 2021. However, there are inherent uncertainties in forecasting future expenditures, especially forecasting for a significantly revised level of operations and with uncertainties such as to how COVID-19 may affect costs and operations. Accordingly, the potential for budget variances in the projection of the Company’s planned operations, plus any additional expenditures that may result from unexpected developments, such as additional expenditures that might result from additional legal costs and unexpected fees relating to the arbitration with our joint venture partner. Taking into account these above uncertainties, it raises substantial doubt about the Company’s ability to continue as a going concern for the 12 months following the date of this filing.

We can provide no assurances about meeting our budgeted expenditures regarding our future research and development efforts beyond the next 12 months, as well as predicting future market trends in nuclear power that can affect the future sale of our nuclear fuel. Furthermore, any negative results from our research and development may require us to increase our research and development spending to achieve our desired milestones in developing our nuclear fuel. There can be no assurance that the Enfission arbitration will not affect our ability to continue to advance our research and development efforts. These additional capital needs relate to the development, manufacturing, and commercialization of our nuclear fuel assemblies. We have the ability to delay or reduce incurring certain operating expenses, including research and development expenses, in the next 12 to 15 months, which could reduce our cash flow shortfall, if needed.

The current primary sources of cash available to us for the next 12 months are potential funding from equity investments, including our ATM financing arrangement. The Company has an effective shelf registration statement on Form S-3 (File No. 333-223674) filed on March 15, 2018 and declared effective March 23, 2018 that will expire on March 23, 2021. Due to the offering limitations currently applicable under General Instruction I.B.6. of Form S-3 and the market valuation of our current public float, we may be limited on the amount of funding available under our existing shelf registration statement or a new shelf registration statement. We have no debt or debt credit lines and we have financed our operations to date through our prior years’ consulting revenue margins and the sale of our preferred stock and common stock. Management believes that public or private equity investments will be available in the future, however adverse market conditions in our common stock price and trading volume, as well as other factors like COVID-19 could substantially impair our ability to raise capital in the future.

Short-Term and Long-Term Liquidity Sources

As discussed above, we may seek new financing bringing us additional sources of capital, depending on the capital market conditions of our common stock, over the next 12 months. There can be no assurance that these additional sources of capital will be made available to us. The primary potential sources of cash that may be available to us are as follows:

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

See Note 7. Stockholders’ Equity and Stock-Based Compensation of the Notes to our condensed consolidated financial statements included in Part I. Item 1. Financial Statements, of this this Quarterly Report on Form 10-Q for information regarding our prior financings.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of March 31, 2020 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. For a description of legal proceedings involving the Company, see the information set forth below and under Litigation in Note 5. Commitments and Contingencies of the Notes to our consolidated financial statements in Part I. Item 1. Financial Statements and Supplementary Data, of this Quarterly Report on Form 10-Q.

Filing of Arbitration – Framatome

On February 7, 2020, we filed a request for arbitration (the “Arbitration Request”) in the International Court of Arbitration of the International Chamber of Commerce against Framatome, seeking to obtain, inter alia, a declaration that the R&D Services Agreement, dated November 14, 2017, by and among Framatome, Enfission, and the Company (as amended by Amendment Number One, dated January 25, 2018, and Amendment Number Two, dated June 20, 2018, the “RDSA”) was validly terminated and is no longer in force, and to obtain compensation for the damages incurred.

On April 3, 2020, Framatome submitted its answer to the Arbitration Request, disputing the Company’s claims, setting out its own counterclaims against the Company and its request for relief sought from the International Court of Arbitration. The Company believes it has meritorious claims in the arbitration and intends to pursue its interests vigorously.

ITEM 1A. RISK FACTORS

COVID-19 OUTBREAK COULD ADVERSELY AFFECT OUR BUSINESS

The recent outbreak of COVID-19 in the United States and globally has resulted in the United States and other countries halting or sharply curtailing the movement of people, goods and services. All of this has caused extended shutdowns of businesses and the prolonged economic impact remains uncertain. At this point, we have experienced and may continue to experience a reduction of our research and development expenses and an increase in our general and administrative expenses. Other than such changes, we believe the conditions will have not a material adverse effect on our business, but given the rapidly changing developments we cannot accurately predict what effects these conditions will have on our financial position, results of operations and liquidity, including our research and development activities, which will depend on, among other factors, the ultimate geographic spread of the virus, the duration of the outbreak and travel restrictions and business closures imposed by the United States and various other governments. The coronavirus may have a material adverse effect on our ability to obtain financing, which is needed to generate sufficient cash flows to conduct our businesses activities in the future.

There have been no other material changes to our risk factors from the risk factors previously disclosed in the 2019 Annual Report.

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

LIGHTBRIDGE CORPORATION

Date: May 14, 2020	By:	/s/ Seth Grae
	Name:	Seth Grae
	Title:	President, Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Larry Goldman
	Name:	Larry Goldman
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

