Form 10-Q
period 2020-06-30
LIGHTBRIDGE Corp
filed 2020-08-11
CIK 1084554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the issuer’s common stock, as of July 20, 2020 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	3,955,915

LIGHTBRIDGE CORPORATION

Form 10-Q

JUNE 30, 2020

PART I—FINANCIAL INFORMATION

Lightbridge Corporation

Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$17,056,313	$17,958,989
Other receivable from joint venture	—	400,000
Prepaid expenses and other current assets	254,652	47,371
Total Current Assets	17,310,965	18,406,360
Other Assets
Patent costs	1,756,506	1,798,484
Total Assets	$19,067,471	$20,204,844

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$893,938	$350,299
Total Current Liabilities	893,938	350,299

Commitments and contingencies – (Note 5)

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 authorized shares:
Convertible Series A preferred shares, 728,816 and 757,770 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively (liquidation preference $2,627,464 and $2,636,764 at June 30, 2020 and December 31, 2019, respectively)	728	757
Convertible Series B preferred shares, 2,666,667 issued and outstanding at June 30, 2020 and December 31, 2019, (liquidation preference $4,730,500 and $4,569,180 at June 30, 2020 and December 31, 2019, respectively)	2,667	2,667
Common stock, $0.001 par value, 8,333,333 authorized, 3,809,415 and 3,252,371 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	3,809	3,252
Additional paid-in capital	136,647,267	133,932,615
Accumulated deficit	(118,480,938)	(114,084,746)
Total Stockholders’ Equity	18,173,533	19,854,545
Total Liabilities and Stockholders’ Equity	$19,067,471	$20,204,844

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Lightbridge Corporation

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue	$—	$—	$—	$—

Operating Expenses
General and administrative	2,028,667	1,230,154	3,965,421	2,587,916
Research and development	115,776	545,118	505,600	1,467,353
Total Operating Expenses	2,144,443	1,775,272	4,471,021	4,055,269

Other Operating Income and (Loss)
Other income from joint venture	—	305,375	—	660,656
Equity in loss from joint venture	—	(1,962,318)	—	(3,257,350)
Total Other Operating Income and (Loss)	—	(1,656,943)	—	(2,596,694)
Operating Loss	(2,144,443)	(3,432,215)	(4,471,021)	(6,651,963)

Other Income
Interest income	12,337	125,298	74,829	234,519
Total Other Income	12,337	125,298	74,829	234,519

Loss before income taxes	(2,132,106)	(3,306,917)	(4,396,192)	(6,417,444)
Income taxes	-	-	-	-
Net loss	$(2,132,106)	$(3,306,917)	$(4,396,192)	$(6,417,444)

Accumulated preferred stock dividend	(128,238)	(121,703)	(254,149)	(242,518)
Deemed additional dividend on preferred stock dividend due the beneficial conversion feature	(55,294)	(51,814)	(109,611)	(103,185)

Net loss attributable to common stockholders	$(2,315,638)	$(3,480,434)	$(4,759,952)	$(6,763,147)

Net Loss Per Common Share Basic and Diluted	$(0.66)	$(1.14)	$(1.40)	$(2.27)
Weighted Average Number of Common Shares Outstanding	3,486,566	3,064,548	3,390,782	2,975,728

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Lightbridge Corporation

Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2020	2019
Operating Activities
Net Loss	$(4,396,192)	$(6,417,444)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock-based compensation	12,170	572,285
Patent write-off	111,850	—
Equity in loss from joint venture	—	3,257,350
Changes in operating working capital items:
Other receivable from joint venture	400,000	(414,021)
Prepaid expenses and other current assets	(207,281)	(118,059)
Accounts payable and accrued liabilities	543,639	210,650
Net Cash Used in Operating Activities	(3,535,814)	(2,909,239)

Investing Activities
Investment in joint venture	—	(3,540,000)
Patent costs	(69,872)	(128,771)
Net Cash Used in Investing Activities	(69,872)	(3,668,771)

Financing Activities
Net proceeds from issuances of common stock and exercise of stock options	2,703,010	2,916,399
Net Cash Provided by Financing Activities	2,703,010	2,916,399

Net Decrease in Cash and Cash Equivalents	(902,676)	(3,661,611)

Cash and Cash Equivalents, Beginning of Period	17,958,989	24,637,295

Cash and Cash Equivalents, End of Period	$17,056,313	20,975,684

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period:
Interest paid	$—	$—
Income taxes paid	$—	$—
Non-Cash Financing Activities:
Accumulated preferred stock dividend	$363,760	$345,703
Conversion of Series A convertible preferred stock to common stock and payment of paid-in-kind dividends to Series A preferred stockholder	$23,032	$91,635

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Lightbridge Corporation

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity

For The Three and Six Months Ended June 30, 2019 and June 30, 2020

	Series A		Series B				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance – January 1, 2019	813,624	$813	2,666,667	$2,667	2,738,508	$2,738	$129,329,674	$(103,497,622)	$25,868,395

Shares issued - registered offerings – net of offering costs	—	—	—	—	273,936	274	1,986,211	—	1,986,485
Stock-based compensation	—	—	—	—	—	—	335,013	—	335,013
Net loss for the three months ended March 31, 2019	—	—	—	—	—	—	—	(3,110,527)	(3,110,527)
Balance – March 31, 2019	813,624	$813	2,666,667	$2,667	3,012,444	$3,012	$131,681,023	$(106,608,149)	$25,079,366

Conversion of 27,747 Preferred Shares to 2,782 common shares	(27,747)	(28)	—	—	2,782	3	25	—	—
Shares issued - registered offerings – net of offering costs	—	—	—	—	118,601	119	929,795	—	929,914
Stock-based compensation	—	—	—	—	—	—	237,272	—	237,272
Net loss for the three months ended June 30, 2019	—	—	—	—	—	—	—	(3,306,917)	(3,306,917)
Balance – June 30, 2019	785,877	$785	2,666,667	$2,667	3,133,826	$3,133	$132,848,116	$(109,915,066)	$22,939,635

Balance – January 1, 2020	757,770	$757	2,666,667	$2,667	3,252,371	$3,252	$133,932,615	$(114,084,746)	$19,854,545

Conversion of 11,874 preferred shares to 1,255 common shares	(11,874)	(12)	—	—	1,255	1	11	—	—
Shares issued - registered offerings – net of offering costs	—	—	—	—	110,053	111	399,564	—	399,675
Stock-based compensation	—	—	—	—	—	—	6,085	—	6,085
Net loss for the three months ended March 31, 2020	—	—	—	—	—	—	—	(2,264,086)	(2,264,086)
Balance – March 31, 2020	745,896	$745	2,666,667	$2,667	3,363,679	$3,364	$134,338,275	$(116,348,832)	$17,996,219

Conversion of 17,080 preferred shares to 1,847 common shares	(17,080)	(17)	—	—	1,847	2	15	—	—
Shares issued - registered offerings – net of offering costs	—	—	—	—	437,341	437	2,277,885	—	2,278,322
Exercise of 6,548 options at $3.82 each	—	—	—	—	6,548	6	25,007	—	25,013
Stock-based compensation	—	—	—	—	—	—	6,085	—	6,085
Net loss for the three months ended June 30, 2020	—	—	—	—	—	—	—	(2,132,106)	(2,132,106)
Balance – June 30, 2020	728,816	$728	2,666,667	$2,667	3,809,415	$3,809	$136,647,267	$(118,480,938)	$18,173,533

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

Going Concern, Liquidity and Management’s Plan

The Company currently believes the combination of cash on hand at June 30, 2020 and management’s reduction in budgeted operating expenses for 2020, will be sufficient to allow the Company to meet its obligations, as they become due in the ordinary course of business, for at least 12 months following the date of this filing. While the Company’s cash at June 30, 2020 exceeds its currently budgeted expenditures by approximately $5.3 million through the second quarter of 2021, there are inherent uncertainties in forecasting future expenditures, especially forecasting for a significantly revised level of operations and with uncertainties such as to how COVID-19 may affect costs and operations. Accordingly, the potential for budget variances in the projection of the Company’s planned operations, plus any additional expenditures that may result from unexpected developments, such as additional expenditures that might result from additional legal costs and unexpected fees relating to the arbitration with our joint venture partner. Taking into account these above uncertainties, it raises substantial doubt about the Company’s ability to continue as a going concern for the 12 months following the date of this filing.

To the extent these recent cost-cutting measures do not provide sufficient liquidity for the next 12 months, the Company will consider additional equity raises and delaying certain expenditures, including research and development expenses, until sufficient capital becomes available.

At June 30, 2020, the Company had approximately $17.1 million in cash and had a working capital surplus of approximately $16.4 million. The Company’s net cash used in operating activities during the six months ended June 30, 2020 was approximately $3.5 million, and current projections indicate that the Company will have continued negative cash flows until the commercialization of its nuclear fuel. Net losses incurred for the six months ended June 30, 2020 and 2019 amounted to approximately $4.4 million and $6.4 million, respectively. As of June 30, 2020, the Company has an accumulated deficit of approximately $118.5 million, representative of recurring losses since inception. The Company has incurred recurring losses since inception because it is a development stage nuclear fuel development company. The Company expects to continue to incur losses due to future costs and expenses related to the Company’s research and development expenses and general and administrative expenses.

The amount of cash and cash equivalents on the balance sheet as of the date of this filing is approximately $16.8 million. The Company also may consider other plans to fund operations including: (1) raising additional capital through equity issuances or debt financings; (2) additional funding through new relationships to help fund future research and development costs; and (3) other sources of capital. The Company may issue securities, including common stock, preferred stock, and stock purchase contracts through private placement transactions or registered public offerings, pursuant to its registration statement on Form S-3 filed with the SEC on March 15, 2018 and declared effective on March 23, 2018. There can be no assurance as to the availability or terms upon which financing and capital might be available. The Company’s future liquidity needs, and ability to address those needs, will largely be determined by the success of the development of its nuclear fuel, key nuclear development and regulatory events, and its business decisions in the future.

Equity Method Investment – Enfission, LLC - Joint Venture with Framatome Inc.

In January 2018, Lightbridge and Framatome Inc., a subsidiary of Framatome SAS (formerly part of AREVA SAS) Framatome SAS and Framatome Inc. (collectively “Framatome”), finalized and launched Enfission, LLC (“Enfission”), a 50-50 joint venture company, to develop, license, and sell nuclear fuel assemblies based on Lightbridge-designed metallic fuel technology and other advanced nuclear fuel intellectual property. Lightbridge and Framatome began joint fuel development and regulatory licensing work under previously signed agreements initiated in March 2016. The joint venture, Enfission, is a Delaware-based limited liability company that was formed on January 24, 2018.

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

Enfission was inactive as of June 30, 2020 and December 31, 2019. No amounts related to the equity method investment in Enfission, LLC have been recorded on the condensed consolidated balance sheets or the condensed consolidated statements of operations for the three and six months ended June 30, 2020.

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

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risk to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak a pandemic, based on increase in exposure globally. The current spread of a novel strain of coronavirus that is impacting global economic activity and market conditions could lead to adverse changes in our ability to conduct research and development activities with the United States national labs and others. While we are monitoring the impact of COVID-19 on our business, we are unable to accurately predict the ultimate impact on our results of operations, financial condition and liquidity for fiscal year 2020 that COVID-19 will have due to various uncertainties, including the geographic spread of the virus, the severity of the disease, the duration of the outbreak, and actions that may be taken by governmental authorities and other third-parties. The recent COVID-19 pandemic has impacted our business operations and results of operations for the first half of 2020, resulting in the reduction of our research and development expenses and increase in our general and administrative expenses due to severance payments to our former employees.

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

Cash and Cash Equivalents

The Company may at times invest its excess cash in interest bearing accounts and US Treasury Bills. It classifies all highly liquid investments with original stated maturities of three months or less from date of purchase as cash equivalents and all highly liquid investments with stated maturities of greater than three months as marketable securities. The Company holds cash balances in excess of the federally insured limits of $250,000. It deems this credit risk not to be significant as cash is held by two prominent financial institutions in 2020 and 2019. The Company buys and holds short-term US Treasury Bills from Treasury Direct to maturity. US Treasury Bills totaled approximately $13.0 million and $9.0 million at June 30, 2020 and December 31, 2019, respectively. The remaining $4.0 million and $9.0 million at June 30, 2020 and December 31, 2019, respectively, are on deposit with one notable financial institution. Total cash and cash equivalents held, as reported on the accompanying condensed consolidated balance sheets, totaled approximately $17.1 million and $18.0 million at June 30, 2020 and December 31, 2019, respectively.

Recently Adopted Accounting Pronouncements

Intangibles, Goodwill and Other — In January 2017, the Financial Accounting Standards Board (FASB) issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, ASU 2017-04 eliminates Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, ASU 2017-04 requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019. The Company adopted ASU 2017-04 commencing in the first quarter of fiscal 2020 and this ASU did not have a material impact on its condensed consolidated financial statements and related footnote disclosures.

ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement — This ASU modifies the disclosure requirements on fair value measurements in Topic 820, including the removal, modification to, and addition of certain disclosure requirements. This ASU is effective for fiscal years beginning after December 15, 2019 with early adoption permitted. The majority of the disclosure changes are to be applied on a prospective basis. The Company adopted ASU 2018-13 commencing in the first quarter of fiscal 2020 and this ASU did not have a material impact on the Company’s fair value disclosures in the Company’s condensed consolidated financial statements.

ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The ASU also clarifies and amends existing guidance to improve consistent application. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. The amendments in the ASU have various transition requirements.

Recent Accounting Pronouncements – To Be Adopted

The Company does not believe that other standards, which have been issued but are not yet effective, will have a significant impact on its condensed consolidated financial statements and related footnote disclosures.

Note 2. Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period except that it does not include unvested common shares subject to repurchase or cancellation. Diluted net income per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, warrants and convertible preferred shares (see Note 7). The dilutive effect of outstanding stock options and warrants is not reflected in diluted earnings per share because the Company incurred net losses for the three months and six months ended June 30, 2020 and 2019, and the effect of including these potential common shares in the net loss per share calculations would be anti-dilutive, therefore not included in the calculations.

Note 3. Investment in Joint Venture (Investee Losses in Excess of Investment)

Current Status of the Joint Venture - Inactive

Pursuant to the Enfission operating agreement, both partners agreed that Enfission would serve as the vehicle to develop, license, and sell nuclear fuel assemblies based on Company-designed metallic fuel technology and other advanced nuclear fuel intellectual property licensed to Enfission by both the Company and Framatome or their affiliates. The joint venture built upon the joint fuel development and regulatory licensing work under previously signed agreements initiated in March 2016.

On November 18, 2019, the Company delivered to the Board of Directors of Enfission a notice of termination of the R&D Services Agreement, dated November 14, 2017, by and among Framatome, Enfission and the Company (as amended by Amendment Number One, dated January 25, 2018, and Amendment Number Two, dated June 20, 2018, the “RDSA”), which, among other things, defined the terms and conditions for joint research and development activities among Framatome, Enfission, and the Company. The notice terminated the RDSA, effective immediately. On November 23, 2019, in connection with the termination of the RDSA, the Board of Directors and the management of Lightbridge determined that it is advisable and in the best interest of the Company and its shareholders to take the necessary steps to dissolve Enfission. Various corporate and operational matters relating to Enfission are governed pursuant to the Enfission operating agreement. Although Enfission’s Board of Directors has not approved a formal dissolution plan as of the date of this filing, Enfission was inactive as of December 31, 2019 and during the six months ended June 30, 2020 and through the date of this filing.

Equity method

The Enfission operating agreement provided that Lightbridge and Framatome each hold 50% of the total issued Class A voting membership units of the joint venture. The Company’s equity in losses are accounted for under the equity method consisted of the following as of June 30, 2020 and December 31, 2019 (rounded in millions):

	June 30,	December 31,
	2020	2019
Enfission, LLC
Ownership Interest	50%	50%
Carrying Amount
Total contributions	$9.2	$9.2
Less: Share of the loss in investment in Enfission	(9.2)	(9.2)
Equity balance	$—	$—

The Company invested approximately $9.2 million in Enfission and Framatome invested approximately $2.9 million of equity for the period from January 24, 2018 (date of inception of Enfission) to June 30, 2020. There were no contributions made to Enfission, LLC for the six months ended June 30, 2020. The cash balance in Enfission at June 30, 2020 was approximately $0.2 million. During the six months ended June 30, 2020, Enfission incurred a loss of approximately $0.1 million, and accordingly, the Company did not record its share of the loss in investment in Enfission, in accordance with the provisions in the joint venture operating agreement, for the three and six months ended June 30, 2020.

As of June 30, 2020 and December 31, 2019, the Company’s total equity share of the joint venture accumulated losses is limited to the total equity contributions Lightbridge made since January 24, 2018 according to the Enfission joint venture operating agreement. The joint venture operating agreement states that at no time during the term of the company or upon dissolution or liquidation of the company shall a member with a deficit balance in its capital account have any obligation to Enfission or to the other members of Enfission to restore such deficit capital balance, to the fullest extent permitted by applicable law and to the provisions of the joint venture operating agreement. The Company had not separately guaranteed any obligations of Enfission. The Company does not expect to provide additional equity contributions in 2020 nor for the foreseeable future until Enfission is dissolved.

Summarized balance sheet information for the Company’s equity method investee Enfission as of June 30, 2020 and December 31, 2019 is presented in the following table (rounded in millions):

	June 30, 2020	December 31, 2019
Assets
Cash	$0.2	$1.0
Other current assets	—	—
Total assets	$0.2	$1.0

Liabilities and equity
Total liabilities	$1.4	$2.1
Equity (Deficit)	(1.2)	(1.1)
Total liabilities and equity	$0.2	$1.0

Summarized statement of operations information for the Company’s equity method investee Enfission is presented in the following table for the six months ended June 30, 2020 and 2019 (rounded in millions):

	For the Six Months Ended
	June 30,
	2020	2019
Research and development costs	$—	$3.8
Administrative expenses	0.1	0.7
Total Operating Loss	$0.1	$4.5
Loss from operations	$0.1	$4.5
Net loss	$0.1	$4.5

As of June 30, 2020 and December 31, 2019, the total receivable due from Enfission was approximately $0 and $0.4 million, respectively, which represents management and administrative services, consulting fees and reimbursable expenses Lightbridge charged to Enfission in 2019 (see Note 8. Related Party Transactions). Lightbridge did not bill any management and administrative services, consulting fees or other services to Enfission for the three months and six months ended June 30, 2020, as Enfission was inactive during these reporting periods.

Disputed Framatome Invoices

Included in the total liabilities of Enfission of $1.4 million at June 30, 2020 and $2.1 million at December 31, 2019, are disputed invoices totaling $1.3 million for research and development work submitted by Framatome in 2019. These invoices have been disputed and remain unpaid as of the date of this filing. There are various disagreements between Framatome and Lightbridge regarding these disputed Framatome invoices. It is expected that these disputes will be resolved through either further negotiation by the joint venture partners or in arbitration. The Company had not separately guaranteed any obligations of Enfission at June 30, 2020 and December 31, 2019 and does not believe that it is obligated under the joint venture operating agreement to fund its deficit capital account balance to pay any current or future liabilities incurred and owed by Enfission.

Note 4. Accounts Payable and Accrued Liabilities

Accounts payable and accrued expenses consisted of the following (rounded in millions):

	June 30,	December 31,
	2020	2019
Trade payables	$0.2	$0.3
Accrued bonuses	0.4	—
Accrued expenses and other	0.3	0.1
Total	$0.9	$0.4

Note 5. Commitments and Contingencies

Commitments

Operating Leases

The Company leases office space for a 12-month term with a monthly payment of approximately $15,000 per month for office rent. The term of the lease was renewed on January 1, 2020 and extends through December 31, 2020.

The future minimum lease payments required under the non-cancellable operating leases at June 30, 2020 total approximately $90,000.

Contingencies

Litigation

A former Chief Financial Officer of the Company filed a complaint against the Company with the US Occupational Safety and Health Administration (“OSHA”) on March 9, 2015. This complaint was dismissed by OSHA in January 2018 without any findings against the Company. On March 14, 2018 an appeal was filed. The Company has and will continue to vigorously defend this appeal and believes that this appeal hearing will not result in any findings against the Company. On September 6, 2019, the Company filed a motion for summary decision seeking a decision in its favor as a matter of law. There has been no decision on this motion as of the date of these condensed consolidated financial statements. As of June 30, 2020 and December 31, 2019, legal fees of approximately $6,000 were owed and are expected to be paid in full by the Company’s insurance carriers.

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

We have incurred and will continue to incur material legal fees associated with our ongoing arbitration. In making a determination regarding accruals, using available information, we evaluate the likelihood of an unfavorable outcome in legal or regulatory proceedings to which we are a party and record a loss contingency when it is probable a liability has been incurred and the amount of the loss can be reasonably estimated. These subjective determinations are based on the status of such legal or regulatory proceedings, the merits of our defenses, and consultation with legal counsel. Actual outcomes of these legal and regulatory proceedings may materially differ from our current estimates. It is possible that resolution of any legal matters currently pending or threatened could result in losses material to our consolidated results of operations, liquidity, or financial condition. The estimated liability that is probable may be adjusted at each reporting period until it is finally settled.  As of the date of this filing, it has been determined not to be probable that a liability has been incurred and that the amount of loss can be reasonably estimated.

Note 6. Research and Development Costs

Lightbridge’s total corporate research and development costs, included in the caption research and development expenses in the accompanying condensed consolidated statement of operations, amounted to approximately $0.1 million and $0.5 million for the three months ended June 30, 2020 and 2019, and $0.5 million and $1.5 million for the six months ended June 30, 2020 and 2019. See Note 8. Related Party Transactions regarding consulting fees charged to Enfission for research and development expenses incurred by Lightbridge on behalf of Enfission in 2019.

On December 19, 2019 the Company was awarded a voucher from the U.S. Department of Energy’s (DOE) Gateway for Accelerated Innovation in Nuclear (GAIN) program to support development of Lightbridge Fuel™ in collaboration with Idaho National Laboratory (INL). The scope of the project includes experiment design for irradiation of Lightbridge metallic fuel material samples in the Advanced Test Reactor (ATR) at INL. On April 22, 2020, the Company entered into a Cooperative Research and Development Agreement (CRADA) with Battelle Energy Alliance, LLC, the operating contractor of INL, in collaboration with DOE. Signing the CRADA was the last step in the contracting process to formalize a voucher award from the GAIN program. The project has commenced in the second quarter of 2020. The total project value is approximately $846,000, with three-quarters of this amount funded by DOE for the scope performed by INL and the remaining amount funded by Lightbridge, by providing in-kind services to the project. No work was done by INL that caused the DOE to incur payment obligations related to the voucher for the six months ended June 30, 2020 and the year ended December 31, 2019.

Note 7. Stockholders’ Equity and Stock-Based Compensation

At June 30, 2020, the Company had 3,809,415 common shares outstanding. Also outstanding were warrants relating to 70,361 shares of common stock, stock options relating to 508,762 shares of common stock, 728,815 shares of Series A convertible preferred stock convertible into 60,735 shares of common stock (plus dividends of $626,185 relating to an additional 19,009 common shares), and 2,666,667 shares of Series B convertible preferred stock convertible into 222,222 shares of common stock (plus accrued dividends of $730,501, relating to an additional 40,583 common shares), all totaling 4,741,087 shares of common stock and all common stock equivalents, including accrued preferred stock dividends, outstanding at June 30, 2020.

At December 31, 2019, the Company had 3,252,371 common shares outstanding. Also outstanding were warrants relating to 70,361 shares of common stock, stock options relating to 518,551 shares of common stock, 757,770 shares of Series A convertible preferred stock convertible into 63,148 shares of common stock (plus dividends of $556,390 relating to an additional 16,890 common shares), and 2,666,667 shares of Series B convertible preferred stock convertible into 222,222 shares of common stock (plus accrued dividends of $569,181, relating to an additional 31,621 common shares), all totaling 4,175,164 shares of common stock and all common stock equivalents, including accrued preferred stock dividends, outstanding at December 31, 2019.

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

The Company sold 0.5 million shares under the 2019 ATM during the six months ended June 30, 2020. Net proceeds received from the ATM sales during the six months ended June 30, 2020 were approximately $2.7 million. The Company records its ATM sales on a settlement date basis. A total of 15,000 shares sold on June 29, 2020 and June 30, 2020, for total gross proceeds of $66,000, were recorded with settlement dates in the first week in July 2020.

The Company sold 0.4 million shares under the 2019 ATM and the 2018 ATM during the six months ended June 30, 2019 that totaled net proceeds of approximately $2.9 million. The Company records its ATM sales on a settlement date basis. A total of 37,000 shares sold on June 27, 2019 and June 28, 2019, for total net proceeds of approximately $24,000, were recorded with settlement dates in the first week in July 2019.

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

Holders of the Series B Preferred Stock are also entitled to participating dividends whenever dividends in cash, securities (other than shares of the Company’s common stock paid on shares of common stock) or property are paid on common shares or shares of Series A Preferred Stock. The amount of the dividends will equal the amount to which the holder would be entitled if all shares of Series B Preferred Stock had been converted to common stock immediately prior to the record date.

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

The holders of the Series B Preferred Stock have no voting rights. In addition, as long as the shares of Series B Preferred Stock are outstanding, the Company may not take certain actions without first having obtained the affirmative vote or waiver of the holders of a majority of the outstanding shares of Series B Preferred Stock. The Company has the option at any time after August 2, 2019 to redeem some or all of the outstanding Series B Preferred Stock for an amount in cash equal to the liquidation preference plus the amount of any accrued but unpaid dividends of the Series B Preferred Stock being redeemed. The holders of the Series B Preferred Stock do not have the ability to require the Company to redeem the Series B Preferred Stock. The Company has not redeemed any of the outstanding Series B Preferred Stock during the six months ended June 30, 2020 and 2019 and from the date of issuance.

The Company has the option of forcing the conversion of all or part of the Series B Preferred Stock if at any time the average closing price of the Company’s common stock for a thirty-trading day period is greater than $65.88 prior to August 2, 2019 or greater than $98.82 at any time. The Company can exercise this option only if it also requires the conversion of the Series A Preferred Stock in the same proportion as it is requiring of the Series B Preferred Stock. The Company did not force the conversion of any of the outstanding Series B Preferred Stock during the six months ended June 30, 2020 and 2019 and from the date of issuance.

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

Additionally, comparison of the original $1.50 conversion price prior to the one-for-twelve reverse stock split on October 21, 2019 of the PIK dividends to the $2.34 commitment date fair value per share on January 30, 2018 indicates that each PIK dividend will accrete $0.84 of BCF as an additional deemed dividend for every $1.50 of PIK dividend accrued. Total deemed dividends for this PIK dividend for the three months ended June 30, 2020 and 2019 were approximately $45,000 and $42,000, respectively and for the six months ended June 30, 2020 and 2019 were approximately $90,000 and $84,000, respectively.

The accumulated dividend (unpaid) at June 30, 2020 and December 31, 2019 was approximately $0.7 million and $0.6 million, respectively. The Series B Preferred Shares outstanding as of June 30, 2020 and December 31, 2019 was 2,666,667 shares with an aggregate liquidation preference of approximately $4.7 million and $4.6 million, including the accumulated dividends at June 30, 2020 and December 31, 2019, respectively.

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

Holders of the Series A Preferred Stock are also entitled to participating dividends whenever dividends in cash, securities (other than shares of the Company’s common stock) or property are paid on common shares. The amount of the dividends is the amount to which the holder would be entitled if all shares of Series A Preferred Stock had been converted to common stock immediately prior to the record date.

The Company has the option of forcing the conversion of the Series A Preferred Stock if the trading price for the Company’s common stock is more than two times the applicable conversion price (approximately $32.94 per share) before August 2, 2019, or if the trading price is more than three times the applicable conversion price (approximately $49.41 per share) at any time. The Company has not redeemed any of the outstanding Series A Preferred Stock during the six months ended June 30, 2020 and 2019 and from the date of issuance.

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

Additionally, comparison of the $2.7451 original conversion price of the PIK dividends prior to the one-for-twelve reverse stock split on October 21, 2019, to the $3.315 commitment date fair value per share indicates that each PIK dividend will accrete $0.5699 of BCF as an additional deemed dividend for every $2.7451 of PIK dividend accrued. Total deemed dividends for this PIK dividend for each of the three months ended June 30, 2020 and 2019 were approximately $9,000 and for each of the six months ended June 30, 2020 and 2019 were approximately $19,000.

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

On May 15, 2020, the holder of the Series A Preferred Shares converted 17,080 preferred shares into 1,847 common shares.

The Series A Preferred Shares outstanding as of June 30, 2020 was 728,816 shares with an aggregate liquidation preference of approximately $2.6 million, including accumulated dividends, while the Series A Preferred Shares outstanding as of December 31, 2019 was 757,770 shares with an aggregate liquidation preference of approximately $2.6 million, including accumulated dividends.

Warrants

The Company’s outstanding warrants at June 30, 2020 and December 31, 2019 are below. These warrants are classified within equity on the condensed consolidated balance sheets.

	June 30,	December 31,
Outstanding Warrants	2020	2019
Issued to investors on October 25, 2013, entitling the holders to purchase 20,833 common shares in the Company at an exercise price of $138.00 per common share up to and including April 24, 2021. In 2016, all the remaining warrant holders agreed to new warrant terms, which excluded any potential net cash settlement provisions in exchange for a reduced exercise price of $75.00 per share.	13,665	13,665

Issued to investors on November 17, 2014, entitling the holders to purchase 45,577 common shares in the Company at an exercise price of $138.60 per common share up to and including May 16, 2022. On June 30, 2016, the warrant holders agreed to new warrant terms, which excluded any potential net cash settlement provisions in order to classify them as equity in exchange for a reduced exercise price of $75.00 per share.	45,577	45,577

Issued to an investment bank and subsequently transferred to a principal of the investment bank regarding the Series B Preferred Stock investment on January 30, 2018, entitling the holder to purchase 11,119 common shares in the Company at an exercise price of $18.00 per share, up to and including January 30, 2021.	11,119	11,119
Total	70,361	70,361

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

Short-Term Non-Qualified Option Grants

On December 2, 2019, the Compensation Committee of the Board granted 86,982 short-term incentive stock options and non-qualified stock options under the 2015 Plan to employees, consultants, and directors of the Company. All of these stock options vested immediately, with a strike price of $3.82, which was the closing price of the Company’s stock on December 2, 2019. These options have a 10-year contractual term, with a fair market value of approximately $2.59 per option with an expected term of 5 years. During the year ended December 31, 2019, the Company issued 4,247 stock options to a consultant. There were no new issuances during the six months ended June 30, 2020.

Total stock options outstanding at June 30, 2020 and December 31, 2019 under the 2006 Stock Plan and 2015 Plan were 508,762 and 518,551, of which 425,118 and 433,678 of these options were vested at June 30, 2020 and December 31, 2019, respectively.

The components of stock-based compensation expense included in the Company’s condensed consolidated statements of operations for the three months and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Research and development expenses	—	$113,488	—	$283,622
General and administrative expenses	$6,085	123,784	$12,170	288,663
Total stock-based compensation expense	$6,085	$237,272	$12,170	$572,285

Stock option transactions to the employees, directors and consultants are summarized as follows for the six months ended June 30, 2020:

	Options Outstanding	Weighted Average Exercise Price	Weighted- Average Grant Date Fair Value

Beginning of the period – January 1, 2020	518,551	$21.99	$15.89
Granted	—	—	—
Exercised	(6,548)	3.82	2.59
Forfeited	(1,844)	10.80	8.33
Expired	(1,397)	519.00	467.31
End of the period – June 30, 2020	508,762	$20.90	$14.85

Options exercisable	425,118	$22.90	$16.15

A summary of the status of the Company’s non-vested options as of June 30, 2020 and December 31, 2019, and changes during the six months ended June 30, 2020, is presented below:

	Shares	Weighted Average Exercise Price	Weighted- Average Fair Value Grant Date

Non-vested – January 1, 2020	84,873	$10.73	$5.15

Granted	—	—	—
Vested	—	—	—
Forfeited	(1,229)	10.80	8.33
Non-vested – June 30, 2020	83,644	$10.73	$5.10

The above tables include options issued and outstanding as of June 30, 2020 as follows:

i)	A total of 9,638 non-qualified 10-year options have been issued, and are outstanding, to advisory board members at an exercise price range of $8.28 to $336.60 per share.

ii)

A total of 393,408 incentive stock options and non-qualified 10-year options have been issued, and are outstanding, to the directors, officers, and employees at an exercise price range of $3.82 to $492.00 per share. From this total, 128,010 options are outstanding to the Chief Executive Officer, who is also a director, with remaining contractual lives of 0.7 years to 9.4 years. All other options issued to directors, officers, and employees have a remaining contractual life ranging from 0.7 years to 9.4 years.

iii)	A total of 105,716 non-qualified 10-year options have been issued, and are outstanding, to consultants at an exercise price range of $3.82 to $355.80 per share.

As of June 30, 2020, there was approximately $29,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the equity incentive plans. That cost is expected to be recognized over a weighted-average period of approximately 1.74 years. For stock options outstanding at June 30, 2020 and December 31, 2019, the intrinsic value was approximately $54,000 and $59,000, respectively.

The following table provides certain information with respect to the above-referenced stock options that were outstanding and exercisable at June 30, 2020:

	Stock Options Outstanding			Stock Options Vested
	Weighted			Weighted
	Average			Average
	Remaining		Weighted	Remaining		Weighted
	Contractual	Number	Average	Contractual	Number	Average
	Life	of	Exercise	Life	of	Exercise
Exercise Prices	-Years	Awards	Price	-Years	Awards	Price

$3.82-$12.48	8.66	217,545	$8.17	8.93	136,533	$6.69
$12.49-$24.00	7.12	199,790	$14.19	7.11	197,158	$14.21
$24.01-$72.00	5.44	65,333	$55.07	5.44	65,333	$55.07
$72.01-$240.00	4.87	24,526	$75.59	4.87	24,526	$75.59
$240.01-$492.00	0.56	1,568	$361.43	0.56	1,568	$361.43
Total	7.43	508,762	$20.90	7.28	425,118	$22.90

Note 8. Related Party Transactions

Enfission was inactive at June 30, 2020 and December 31, 2019. The Company did not invest in Enfission during the six months ended June 30, 2020 and invested approximately $9.2 million in Enfission from Enfission’s date of inception of January 24, 2018 to December 31, 2019. The Company did not charge Enfission an administrative and management services fee for the three months and six months ended June 30, 2020. For the three months and six months ended June 30, 2019, the Company charged Enfission an administrative and management services fee of $100,000 and $200,000, respectively.

The Company had also provided research and development consulting services to Enfission in 2019. The total consulting services of $0.3 million for the three months ended June 30, 2019, and $0.7 million for the six months ended June 30, 2019, were recorded under the caption “Other income from joint venture” in the accompanying condensed consolidated statement of operations.

As of June 30, 2020, there was no receivable due from Enfission. At December 31, 2019, the total receivable due from Enfission was approximately $0.4 million, which represents management and administrative services Lightbridge charged to Enfission for the year ended December 31, 2019, and this amount was paid in 2020.

Note 9. Subsequent Events

Sales under the 2019 ATM that were made from July 1, 2020 to July 21, 2020 were approximately 0.1 million shares that totaled net proceeds of approximately $0.6 million.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. We use words such as “believe”, “expect”, “anticipate”, “project”, “target”, “plan”, “optimistic”, “intend”, “aim”, “will”, or similar expressions, which are intended to identify forward-looking statements. Such statements include, among others:

•	those concerning market and business segment growth, demand, and acceptance of our nuclear fuel technology and other steps to commercialization of Lightbridge Fuel™;

•	any projections of sales, earnings, revenue, margins, or other financial items;

•	any statements of the plans, strategies, and objectives of management for future operations and the timing and outcome of the development of our nuclear fuel technology;

•	any statements regarding future economic conditions or performance;

•	uncertainties related to conducting business in foreign countries;

•	any statements relating to the outcome of the arbitration with Framatome;

•	any statements about future financings and liquidity the Company’s anticipated financial resources and position; and

•	all assumptions, expectations, predictions, intentions, or beliefs about future events and other statements that are not historical facts.

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

•

the dissolution of Enfission, LLC our joint venture with Framatome Inc., including associated costs and the timing of the dissolution, our ability to conduct research and development activities in the future within the scope of operations of the joint venture and our retention of certain intellectual property used in the joint venture;

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

Most of these factors are beyond our ability to predict or control and you should not put undue reliance on any forward-looking statement. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. Forward-looking statements speak only as of the date on which they are made. The Company assumes no obligation and does not intend to update these forward-looking statements for any reason after the date of the filing of this report, to conform these statements to actual results or to changes in our expectations, except as required by law.

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

Development of Lightbridge Fuel™

Recent Developments

•

Entered into a Cooperative Research and Development Agreement (CRADA) on April 22, 2020 with Battelle Energy Alliance, LLC, the operating contractor of INL, in collaboration with DOE. Signing the CRADA was the last step in the contracting process to formalize a voucher award from the U.S. Department of Energy’s (DOE) Gateway for Accelerated Innovation in Nuclear (GAIN) program. The scope of the project includes experiment design for irradiation of Lightbridge metallic fuel material samples in the Advanced Test Reactor (ATR) at INL. The project has commenced in the second quarter of 2020. The total project value is approximately $846,000, with three-quarters of this amount funded by DOE for the scope performed by INL.

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

Impact of COVID-19 to our Business

The recent COVID-19 pandemic has impacted our business operations and results of operations for the first half of 2020, resulting in the reduction of our research and development expenses and an increase in our general and administrative expenses due to severance payments made to former employees, as described in more detail under “Results of Operations”, below. The future impacts of the global emergence of COVID-19 on our financial position, results of operations and future liquidity and capital resources availability is unknown and uncertain.

In an effort to protect the health and safety of our employees, we took proactive, aggressive action from the earliest signs of the outbreak in China including working from home and suspending employee travel. In an effort to contain COVID-19 or slow its spread, governments around the world have also enacted various measures, including orders to close all businesses not deemed “essential,” isolate residents to their homes or places of residence, and practice social distancing when engaging in essential activities.

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

Filing of Arbitration – Framatome

On February 7, 2020, we filed a request for arbitration (the “Arbitration Request”) in the International Court of Arbitration of the International Chamber of Commerce against Framatome, seeking to obtain, inter alia, a declaration that the R&D Services Agreement, dated November 14, 2017, by and among Framatome, Enfission, and the Company (as amended by Amendment Number One, dated January 25, 2018, and Amendment Number Two, dated June 20, 2018, the “RDSA”) was validly terminated and is no longer in force, and to obtain compensation for the damages incurred. We anticipate our legal costs will increase in 2020 due to this action.

See Part II. Item 1. Legal Proceedings, for more information.

Certain Challenges

Please see Part I, Item 1, “Description of Business—Certain Challenges” in the Annual Report on Form 10-K and Item 1A. Risk Factors in this report and the Annual Report on Form 10-K for a discussion of certain risks and challenges that may delay or impair the development of Lightbridge Fuel™ including without limitation the availability of financing, events related to the dissolution of our joint venture with Framatome, and the many risks inherent in developing a new type of nuclear fuel.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make a variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. For a discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our financial statements, please see “Critical Accounting Policies and Estimates” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed on March 18, 2020. There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2020.

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

Recent Accounting Standards and Pronouncements

Refer to Note 1 to our unaudited condensed consolidated financial statements for a discussion of recent accounting standards and pronouncements.

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

We currently expect to invest a total of $1.0 million to $1.5 million in the development of our nuclear fuel products, including corporate research and development expenditures, over the next 12 to 15 months.

Condensed Consolidated Results of Operations – Three Months Ended June 30, 2020 and 2019

The following table presents our historical operating results and the increase (decrease) in amounts for the periods indicated:

	Three Months Ended		Increase	Increase
	June 30,		(Decrease)	(Decrease)
	2020	2019	Change $	Change %

Operating Expenses
General and administrative	$2,028,667	$1,230,154	$798,513	65%
Research and development expenses	$115,776	$545,118	$(429,342)	-79%
Total Operating Expenses	$2,144,443	$1,775,272	$369,171	21%

Other Operating Income and (Loss)
Other income from joint venture	$—	$305,375	$(305,375)	-100%
Equity in loss from joint venture	$—	$(1,962,318)	$(1,962,318)	-100%
Total Other Operating Income (Loss)	$—	$(1,656,943)	$(1,656,943)	-100%

Total Operating Loss	$(2,144,443)	$(3,432,215)	$(1,287,772)	-38%

Other Income	$12,337	$125,298	$(112,961)	-90%

Net loss before Income Taxes	$(2,132,106)	$(3,306,917)	$(1,174,811)	-36%

Net Loss	$(2,132,106)	$(3,306,917)	$(1,174,811)	-36%

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

Total general and administrative expenses increased by approximately $0.8 million for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. There was a total increase in employee compensation and employee benefits of approximately $0.6 million, which costs included a decrease in management and administrative service fees charged out to Enfission and an increase in accrued bonuses, an increase in professional fees of approximately $0.2 million primarily due to legal fees relating to the Framatome arbitration, court filing fees and other professional fees, and an increase of patent write offs of $0.1 million due to certain patent expiration dates. These increases were offset by a decrease in stock-based compensation of approximately $0.1 million, due to the decrease in stock option expense for prior stock option awards that have become fully vested in prior reporting periods. Total stock-based compensation included in general and administrative expenses was approximately $0 and $0.1 million for the three months ended June 30, 2020 and 2019, respectively. For the remainder of 2020, we anticipate a decrease in general and administrative expenses, except for legal expenses, due to reduced discretionary spending, reduced consulting fees and reduced payroll and related benefit costs.

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

Total research and development expenses decreased by approximately $0.4 million for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, due to the transitioning from work relating to Enfission to developing a new fuel development strategy. There was a decrease in the allocation of employee compensation and employee benefits working on research projects of approximately $0.2 million and a decrease in consulting fees of approximately $0.1 million. In addition, there was a decrease in stock-based compensation of approximately $0.1 million, due to the decrease in stock option expense for prior stock option awards that had vested. Total stock-based compensation included in research and development expenses was approximately $0 and $0.1 million for the three months ended June 30, 2020 and 2019, respectively.

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

Other Operating Income and (Loss) – Related Party

Reported in other operating income and (loss) is other income for activities performed by our employees and consultants billed to the Enfission joint venture for research and development work and our share of the allocated loss in Enfission. Enfission was inactive at June 30, 2020 and December 31, 2019 and no consulting services were performed on behalf of Enfission for the three months ended June 30, 2020. Therefore, no amounts related to the equity method investment in Enfission, LLC have been recorded on the condensed consolidated statements of operations for the three months ending June 30, 2020. As such, total other operating income and (loss) decreased by approximately $1.7 million for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019.

Also, other income from the Enfission joint venture decreased by approximately $0.3 million for the three months ended June 30, 2020 as compared to the three months ended 2019. Equity in loss from the Enfission joint venture decreased by approximately $2.0 million for the three months ended June 30, 2020 as compared to the three months ended 2019, which consists of our share of the allocated loss in Enfission in 2019.

During the three months ended June 30, 2020, the Company did not provide additional equity contributions or share in any loss in Enfission. The Company had not separately guaranteed any obligations of Enfission at June 30, 2020 and December 31, 2019 and does not believe that it is obligated under the joint venture operating agreement to fund its deficit capital account balance in Enfission to pay for any liabilities incurred by Enfission and therefore did not record its share of losses in Enfission at June 30, 2020 and December 31, 2019.

Other Income

There was a net decrease in other income of approximately $0.1 million. This change was due to a decrease of $0.1 million in interest income generated from the interest earned from the purchase of treasury bills and from our bank savings account for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019.

Provision for Income Taxes

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company is currently evaluating the impact of the CARES Act, but at present does not expect that the NOL carryback provision of the CARES Act would result in a material cash benefit to us. We incurred a pre-tax net loss for both 2020 and 2019. We reviewed all sources of income for purposes of recognizing the deferred tax assets and concluded a full valuation allowance for 2020 and 2019 was necessary. Therefore, we did not have a provision for taxes for the three months and six months ended June 30, 2020 and 2019.

Condensed Consolidated Results of Operations – Six Months Ended June 30, 2020 and 2019

The following table presents our historical operating results and the increase (decrease) in amounts for the periods indicated:

	Six Months Ended		Increase	Increase
	June 30,		(Decrease)	(Decrease)
	2020	2019	Change $	Change %

Operating Expenses
General and administrative	$3,965,421	$2,587,916	$1,377,505	53%
Research and development expenses	$505,600	$1,467,353	$(961,753)	-66%
Total Operating Expenses	$4,471,021	$4,055,269	$415,752	10%

Other Operating Income and (Loss)
Other income from joint venture	$—	$660,656	$(660,656)	-100%
Equity in loss from joint venture	$—	$(3,257,350)	$(3,257,350)	-100%
Total Other Operating Income (Loss)	$—	$(2,596,694)	$(2,596,694)	-100%

Total Operating Loss	$(4,471,021)	$(6,651,963)	$(2,180,942)	-33%

Other Income	$74,829	$234,519	$(159,690)	-68%

Net loss before Income Taxes	$(4,396,192)	$(6,417,444)	$(2,021,252)	-31%

Net Loss	$(4,396,192)	$(6,417,444)	$(2,021,252)	-31%

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

Total general and administrative expenses increased by approximately $1.4 million for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. There was an increase in professional fees of approximately $0.7 million primarily due to legal fees relating to the Framatome arbitration, court filing fees, professional fees and insurance expense, an increase of patent write off of $0.1 million due to certain patent expiration dates, an increase in total employee compensation and employee benefits of approximately $0.7 million, which costs included a decrease in management and administrative service fees charged out to Enfission of $0.1 million, an increase in accrued bonuses of $0.3 million and an increase in employee payroll expenses of $0.3 million.  In addition, there was an increase in severance payments of approximately $0.2 million, for employee layoffs partially due to the uncertainty of COVID-19 on our future business operations and the cessation of the Enfission joint venture, as discussed above. These increases were offset by a decrease in stock-based compensation of approximately $0.3 million, due to the decrease in stock option expense for prior stock option awards that have become fully vested in prior reporting periods. Total stock-based compensation included in general and administrative expenses was approximately $0 and $0.3 million for the six months ended June 30, 2020 and 2019, respectively. For the remainder of 2020, we anticipate a decrease in general and administrative expenses, except for legal expenses, due to reduced discretionary spending, reduced consulting fees and reduced payroll and related benefit costs.

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

Total research and development expenses decreased by approximately $1.0 million for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, due to the transitioning from work relating to Enfission to developing a new fuel development strategy. There was a decrease in allocated employee compensation and employee benefits working on research projects of approximately $0.3 million, which costs included a decrease in management and administrative service fees charged out to Enfission of $0.1 million,  a decrease in accrued bonuses of approximately $0.1 million, a decrease in professional fees of approximately $0.1 million and a decrease in consulting fees of approximately $0.2 million. In addition, there was a decrease in stock-based compensation of approximately $0.3 million, due to the decrease in stock option expense for prior stock option awards that had vested. Total stock-based compensation included in research and development expenses was approximately $0 and $0.3 million for the six months ended June 30, 2020 and 2019, respectively.

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

Other Operating Income and (Loss) – Related Party

Reported in other operating income and (loss) is other income for activities performed by our employees and consultants billed to the Enfission joint venture for research and development work and our share of the allocated loss in Enfission. Enfission was inactive at June 30, 2020 and December 31, 2019 and no consulting services were performed on behalf of Enfission for the six months ended June 30, 2020. Therefore, no amounts related to the equity method investment in Enfission, LLC have been recorded on the condensed consolidated statements of operations for the six months ending June 30, 2020. As such, total other operating income and (loss) decreased by approximately $2.6 million for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. Also, other income from the Enfission joint venture decreased by approximately $0.7 million for the six months ended June 30, 2020 as compared to the six months ended 2019. Equity in loss from the Enfission joint venture decreased by approximately $3.3 million for the six months ended June 30, 2020 as compared to the six months ended 2019, which consisted of our share of the allocated loss in Enfission in 2019.

During the six months ended June 30, 2020, the Company did not provide additional equity contributions or share any loss in Enfission. The Company had not separately guaranteed any obligations of Enfission at June 30, 2020 and December 31, 2019 and does not believe that it is obligated under the joint venture operating agreement to fund its deficit capital account balance in Enfission to pay for any liabilities incurred by Enfission and therefore did not record its share of losses in Enfission at June 30, 2020 and December 31, 2019.

Other Income

There was a net decrease in other income of approximately $0.2 million. This change was due to a decrease of $0.2 million in interest income generated from the interest earned from the purchase of treasury bills and from our bank savings account for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019.

Provision for Income Taxes

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company is currently evaluating the impact of the CARES Act, but at present does not expect that the NOL carryback provision of the CARES Act would result in a material cash benefit to us. We incurred a pre-tax net loss for both 2020 and 2019. We reviewed all sources of income for purposes of recognizing the deferred tax assets and concluded a full valuation allowance for 2020 and 2019 was necessary. Therefore, we did not have a provision for taxes for the six months ended June 30, 2020 and 2019.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

Liquidity outlook

We believe we will have adequate liquidity over the next 12 months to operate our business and meet our current cash requirements. We reduced our 2020 and 2021 operating budgets for discretionary spending, other than for legal expenses, including revising our research and development strategy to reduce current R&D costs and reduced payroll and payroll related benefit costs through employee layoffs, the transition of our Executive Chairman of the Board of Directors to a non-executive role, and the conversion of some employees to consultants. As of the date of this filing, we had cash and cash equivalents totaling approximately $16.8 million. While the impact and duration of COVID-19 on our business activities in the future is currently uncertain, the situation required us to reduce our operating budgets.

At June 30, 2020, we had cash and cash equivalents of approximately $17.1 million, as compared to approximately $18.0 million at December 31, 2019, a decrease of approximately $0.9 million. A cash inflow of approximately $2.7 million resulted from net proceeds from the sale of approximately 0.5 million shares of common stock during the six months ended June 30, 2020. This cash inflow was offset by net cash used in operating activities of approximately $3.5 million and $0.1 million in investing activities associated with incurring patent costs. We used cash during the six months ended June 30, 2020 to fund our research and development expenses and general and administrative expenses.

We currently project a negative cash flow from operations averaging approximately $0.8 million per month for our general and administrative and research and development expenses, for total expected expenditures of approximately $10 million to $11 million for the next 12 months. We believe that our cash at June 30, 2020 exceeds our revised budgeted expenditures through the second quarter of 2021. However, there are inherent uncertainties in forecasting future expenditures, especially forecasting for a significantly revised level of operations and with uncertainties such as to how COVID-19 may affect costs and operations. Accordingly, the potential for budget variances in the projection of the Company’s planned operations, plus any additional expenditures that may result from unexpected developments, such as additional expenditures that might result from additional legal costs and unexpected fees relating to the arbitration with our joint venture partner. Taking into account these above uncertainties, it raises substantial doubt about the Company’s ability to continue as a going concern for the 12 months following the date of this filing.

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

See Note 7. Stockholders’ Equity and Stock-Based Compensation of the Notes to our unaudited condensed consolidated financial statements included in Part I. Item 1. Financial Statements, of this this Quarterly Report on Form 10-Q for information regarding our prior financings.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of June 30, 2020 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the second quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. For a description of legal proceedings involving the Company, see the information set forth below and under Litigation in Note 5. Commitments and Contingencies of the Notes to our condensed consolidated financial statements in Part I. Item 1. Financial Statements and Supplementary Data, of this Quarterly Report on Form 10-Q.

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

LIGHTBRIDGE CORPORATION

Date: August 11, 2020	By:	/s/ Seth Grae
	Name:	Seth Grae
	Title:	President, Chief Executive Officer and
Director
(Principal Executive Officer)

	By:	/s/ Larry Goldman
	Name:	Larry Goldman
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

