Form 10-Q
period 2020-09-30
LIGHTBRIDGE Corp
filed 2020-11-05
CIK 1084554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non- accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the issuer’s common stock, as of November 5, 2020 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	5,631,561

LIGHTBRIDGE CORPORATION

Form 10-Q

SEPTEMBER 30, 2020

		Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019	3
	Unaudited Condensed Consolidated Statements of Operations for The Three Months and Nine Months Ended September 30, 2020 and 2019	4
	Unaudited Condensed Consolidated Statements of Cash Flows for The Nine Months Ended September 30, 2020 and 2019	5
	Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for The Nine Months Ended September 30, 2019 and For The Nine Months Ended September 30, 2020	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	8
	Forward-Looking Statements	25
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4.	Controls and Procedures	37

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults Upon Senior Securities	38
Item 4.	Mine Safety Disclosures	39
Item 5.	Other Information	39
Item 6.	Exhibits	39

SIGNATURES		40

PART I—FINANCIAL INFORMATION

Lightbridge Corporation

Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$17,410,899	$17,958,989
Other receivable from joint venture	—	400,000
Prepaid expenses and other current assets	164,652	47,371
Total Current Assets	17,575,551	18,406,360
Other Assets
Patent costs	1,825,326	1,798,484
Total Assets	$19,400,877	$20,204,844

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,815,791	$350,299
Total Current Liabilities	1,815,791	350,299

Commitments and contingencies – (Note 5)

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 authorized shares:
Convertible Series A preferred shares, 712,126 and 757,770 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively (liquidation preference $2,612,802 and $2,636,764 at September 30, 2020 and December 31, 2019, respectively)	712	757
Convertible Series B preferred shares, 2,666,667 issued and outstanding at September 30, 2020 and December 31, 2019, (liquidation preference $4,813,284 and $4,569,180 at September 30, 2020 and December 31, 2019, respectively)	2,667	2,667
Common stock, $0.001 par value, 8,333,333 authorized, 4,416,961 and 3,252,371 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	4,417	3,252
Additional paid-in capital	139,121,290	133,932,615
Accumulated deficit	(121,544,000)	(114,084,746)
Total Stockholders’ Equity	17,585,086	19,854,545
Total Liabilities and Stockholders’ Equity	$19,400,877	$20,204,844

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Lightbridge Corporation

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue	$—	$—	$—	$—

Operating Expenses
General and administrative	2,835,471	1,463,568	6,800,892	4,051,484
Research and development	261,898	751,473	767,498	2,218,826
Total Operating Expenses	3,097,369	2,215,041	7,568,390	6,270,310

Other Operating Income and (Loss)
Grant income	29,662	—	29,662	—
Other income from joint venture	—	247,568	—	908,224
Equity in loss from joint venture	—	(555,113)	—	(3,812,463)
Total Other Operating Income and (Loss)	29,662	(307,545)	29,662	(2,904,239)
Operating Loss	(3,067,707)	(2,522,586)	(7,538,728)	(9,174,549)

Other Income
Interest income	4,645	81,172	79,474	315,691
Total Other Income	4,645	81,172	79,474	315,691

Loss before income taxes	(3,063,062)	(2,441,414)	(7,459,254)	(8,858,858)
Income taxes	—	—	—	—
Net Loss	$(3,063,062)	$(2,441,414)	$(7,459,254)	$(8,858,858)

Accumulated preferred stock dividend	(128,937)	(123,455)	(383,086)	(365,973)
Deemed additional dividend on preferred stock dividend due the beneficial conversion feature	(55,940)	(53,047)	(165,551)	(156,232)
Net loss attributable to common stockholders	$(3,247,939)	$(2,617,916)	$(8,007,891)	$(9,381,063)

Net Loss Per Common Share
Basic and Diluted	$(0.80)	$(0.81)	$(2.22)	$(3.07)
Weighted Average Number of Common Shares Outstanding	4,053,644	3,222,226	3,613,349	3,058,797

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Lightbridge Corporation

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2020	2019
Operating Activities
Net Loss	$(7,459,254)	$(8,858,858)
Adjustments to reconcile net loss from operations to net cash used in operating activities
Common stock issued for services and stock-based compensation	25,110	591,663
Patent write-off	111,850	—
Equity in loss from joint venture	—	3,812,463
Changes in operating working capital items:
Other receivable from joint venture	400,000	(540,155)
Prepaid expenses and other current assets	(117,281)	(60,288)
Accounts payable and accrued liabilities	1,465,492	937,836
Net Cash Used in Operating Activities	(5,574,083)	(4,117,339)

Investing Activities
Investment in joint venture	—	(3,540,000)
Patent costs	(138,692)	(148,432)
Net Cash Used in Investing Activities	(138,692)	(3,688,432)

Financing Activities
Net proceeds from issuances of common stock and exercise of stock options	5,164,685	3,750,454
Net Cash Provided by Financing Activities	5,164,685	3,750,454

Net Decrease in Cash and Cash Equivalents	(548,090)	(4,055,317)

Cash and Cash Equivalents, Beginning of Period	17,958,989	24,637,295

Cash and Cash Equivalents, End of Period	$17,410,899	20,581,978

Supplemental Disclosure of Cash Flow Information
Cash paid during the period
Interest paid	$—	$—
Income taxes paid	$—	$—
Non-Cash Financing Activities
Accumulated preferred stock dividend	$548,637	$522,205
Conversion of Series A convertible preferred stock to common stock and payment of paid-in-kind dividends to Series A preferred stockholder	$38,071	$91,635
Common stock issued for services	$17,000	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Lightbridge Corporation

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2019 and September 30, 2020

	Series A		Series B				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance – January 1, 2019	813,624	$813	2,666,667	$2,667	2,738,508	$2,738	$129,359,799	$(103,497,622)	$25,868,395

Shares issued - registered offerings – net of offering costs	—	—	—	—	273,936	274	1,986,211	—	1,986,485
Stock-based compensation	—	—	—	—	—	—	335,013	—	335,013
Net loss for the three months ended March 31, 2019	—	—	—	—	—	—	—	(3,110,527)	(3,110,527)
Balance – March 31, 2019	813,624	$813	2,666,667	$2,667	3,012,444	$3,012	$131,681,023	$(106,608,149)	$25,079,366

Conversion of 27,747 Preferred Shares to 2,782 common shares	(27,747)	(28)	—	—	2,782	3	25	—	—
Shares issued - registered offerings – net of offering costs	—	—	—	—	118,600	119	929,795	—	929,914
Stock-based compensation	—	—	—	—	—	—	237,272	—	237,272
Net loss for the three months ended June 30, 2019	—	—	—	—	—	—	—	(3,306,917)	(3,306,917)
Balance – June 30, 2019	785,877	$785	2,666,667	$2,667	3,133,826	$3,134	$132,848,116	$(109,915,066)	$22,939,635

Shares issued - registered offerings – net of offering costs	—	—	—	—	115,527	115	833,940	—	834,055
Stock-based compensation	—	—	—	—	—	—	19,378	—	19,378
Net loss for the three months ended September 30, 2019	—	—	—	—	—	—	—	(2,441,414)	(2,441,414)
Balance – September 30, 2019	785,877	$785	2,666,667	$2,667	3,249,353	$3,249	$133,701,433	$(112,356,480)	$21,351,654

	Series A		Series B				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance – January 1, 2020	757,770	$757	2,666,667	$2,667	3,252,371	$3,252	$133,932,615	$(114,084,746)	$19,854,545

Conversion of 11,875 preferred shares to 1,255 common shares	(11,875)	(12)	—	—	1,255	1	11	—	—
Shares issued - registered offerings – net of offering costs	—	—	—	—	110,053	111	399,564	—	399,675
Stock-based compensation	—	—	—	—	—	—	6,085	—	6,085
Net loss for the three months ended March 31, 2020	—	—	—	—	—	—	—	(2,264,086)	(2,264,086)
Balance – March 31, 2020	745,895	$745	2,666,667	$2,667	3,363,679	$3,364	$134,338,275	$(116,348,832)	$17,996,219

Conversion of 17,080 preferred shares to 1,847 common shares	(17,080)	(17)	—	—	1,847	2	15	—	—
Shares issued - registered offerings – net of offering costs	—	—	—	—	437,341	437	2,277,885	—	2,278,322
Exercise of 6,548 options at $3.82 each	—	—	—	—	6,548	6	25,007	—	25,013
Stock-based compensation	—	—	—	—	—	—	6,085	—	6,085
Net loss for the three months ended June 30, 2020	—	—	—	—	—	—	—	(2,132,106)	(2,132,106)
Balance – June 30, 2020	728,815	$728	2,666,667	$2,667	3,809,415	$3,809	$136,647,267	$(118,480,938)	$18,173,533

Conversion of 16,689 preferred shares to 1,846 common shares	(16,689)	(16)	—	—	1,846	2	14	—	—
Shares issued - registered offerings – net of offering costs	—	—	—	—	601,700	602	2,461,073	—	2,461,675
Common stock issued to consultant for services	—	—	—	—	4,000	4	16,996	—	17,000
Reverse of stock-based compensation for forfeited stock options	—	—	—	—	—	—	(4,060)	—	(4,060)
Net loss for the three months ended September 30, 2020	—	—	—	—	—	—	—	(3,063,062)	(3,063,062)
Balance – September 30, 2020	712,126	$712	2,666,667	$2,667	4,416,961	$4,417	$139,121,290	$(121,544,000)	$17,585,086

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

Going Concern, Liquidity and Management’s Plan

The Company currently believes the combination of cash on hand at September 30, 2020 and management’s reduction in budgeted operating expenses for 2020, will be sufficient to allow the Company to meet its obligations, as they become due in the ordinary course of business, for at least 12 months following the date of this filing. While the Company’s cash at September 30, 2020 exceeds its currently budgeted expenditures through the third quarter of 2021, there are inherent uncertainties in forecasting future expenditures, especially forecasting for a significantly revised level of operations and with uncertainties such as to how COVID-19 may affect costs and operations. Accordingly, the potential for budget variances in the projection of the Company’s planned operations, plus any additional expenditures that may result from unexpected developments, such as additional expenditures that might result from additional legal costs and unexpected fees relating to ongoing legal matters (see Note 5). Taking into account these uncertainties, it raises substantial doubt about the Company’s ability to continue as a going concern for the 12 months following the date of this filing.

To the extent these recent cost-cutting measures do not provide sufficient liquidity for the next 12 months, the Company will consider additional equity raises and delaying certain expenditures, including research and development expenses, until sufficient capital becomes available.

At September 30, 2020, the Company had approximately $17.4 million in cash and had a working capital surplus of approximately $15.8 million. The Company’s net cash used in operating activities during the nine months ended September 30, 2020 was approximately $5.6 million, and current projections indicate that the Company will have continued negative cash flows until the commercialization of its nuclear fuel. Net losses incurred for the nine months ended September 30, 2020 and 2019 amounted to approximately $7.5 million and $8.9 million, respectively. As of September 30, 2020, the Company has an accumulated deficit of approximately $121.5 million, representative of recurring losses since inception. The Company has incurred recurring losses since inception because it is a development stage nuclear fuel development company. The Company expects to continue to incur losses due to future costs and expenses related to the Company’s research and development expenses and general and administrative expenses.

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

Equity Method Investment – Enfission, LLC - Joint Venture with Framatome Inc.

In January 2018, Lightbridge and Framatome Inc., a subsidiary of Framatome SAS (formerly part of AREVA SAS) (collectively “Framatome”), finalized and launched Enfission, LLC (“Enfission”), a 50-50 joint venture company, to develop, license, and sell nuclear fuel assemblies based on Lightbridge-designed metallic fuel technology and other advanced nuclear fuel intellectual property. Lightbridge and Framatome began joint fuel development and regulatory licensing work under previously signed agreements initiated in March 2016. The joint venture, Enfission, is a Delaware-based limited liability company that was formed on January 24, 2018.

Management determined that its investment in Enfission be accounted for under the equity method of accounting. Under the equity method of accounting, an investee company’s accounts are not reflected within the Company’s condensed consolidated balance sheets and condensed consolidated statements of operations; however, the Company’s share of the losses of the investee company is reported in the “Equity in loss from joint venture” line item in the condensed consolidated statements of operations, and the Company’s carrying value in an equity method investee company is reported in the “Investment in joint venture” or “Investee losses in excess of investment” line item in the condensed consolidated balance sheets.

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

Enfission was inactive as of September 30, 2020 and December 31, 2019. No amounts related to the equity method investment in Enfission have been recorded on the condensed consolidated balance sheets or the condensed consolidated statements of operations for the three and nine months ended September 30, 2020.

Basis of Consolidation

These condensed consolidated financial statements include the accounts of Lightbridge, a Nevada corporation, and the Company’s wholly-owned subsidiaries, TPI, a Delaware corporation, and Lightbridge International Holding LLC, a Delaware limited liability company. These wholly-owned subsidiaries are inactive. All significant intercompany transactions and balances have been eliminated in consolidation.

The Company owns a 50% interest in Enfission, accounted for using the equity method of accounting (see Note 3, Investment in Joint Venture (Investee Losses in Excess of Investment). Investment in Joint Venture (Investee Losses in Excess of Investment). Enfission is deemed to be a variable interest entity (“VIE”) under the VIE model of consolidation because it does not have sufficient funds to finance its operations. The Company has determined that it is not the primary beneficiary of the VIE since it does not have the power to direct the activities that most significantly impact the VIE’s performance.

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

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risk to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak a pandemic, based on increase in exposure globally. The current spread of COVID-19 that is impacting global economic activity and market conditions could lead to adverse changes in our ability to conduct research and development activities with the United States national labs and others. The recent COVID-19 pandemic has impacted our business operations and results of operations for the first nine months of 2020, resulting in the reduction of our research and development expenses and increase in our general and administrative expenses due to severance payments to our former employees. While we continue to monitor the impact of COVID-19 on our business, we are unable to accurately predict the ultimate impact on our results of operations, financial condition and liquidity that COVID-19 will have due to various uncertainties, including the geographic spread of the virus, the severity of the disease, the duration of the outbreak, and actions that may be taken by governmental authorities and other third-parties.

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payment, net operating loss carryback period, alternative minimum tax credit refund, modification to the net interest deduction limitation, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation method for qualified improvement property. It also appropriated funds for the SBA Paycheck Protection Program loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19. Management decided not to apply for these funds. We continue to examine the impact that the CARES Act may have on our results of operations, financial condition and liquidity.

Cash and Cash Equivalents

The Company may at times invest its excess cash in interest bearing accounts and US Treasury Bills. It classifies all highly liquid investments with original stated maturities of three months or less from date of purchase as cash equivalents and all highly liquid investments with stated maturities of greater than three months as marketable securities. The Company holds cash balances in excess of the federally insured limits of $250,000. It deems this credit risk not to be significant as cash is held by two prominent financial institutions in 2020 and 2019. The Company buys and holds short-term US Treasury Bills from Treasury Direct to maturity. US Treasury Bills totaled approximately $13.0 million and $9.0 million at September 30, 2020 and December 31, 2019, respectively. The remaining $4.4 million and $9.0 million at September 30, 2020 and December 31, 2019, respectively, are on deposit with one notable financial institution. Total cash and cash equivalents held, as reported on the accompanying condensed consolidated balance sheets, totaled approximately $17.4 million and $18.0 million at September 30, 2020 and December 31, 2019, respectively.

Grant Income

The Company has concluded that its government grant is not within the scope of ASC Topic 606 as it does not meet the definition of a contract with a customer. Additionally, the Company has concluded that the grant meets the definition of a contribution and are non-reciprocal transactions, and has also determined that Subtopic 958-605, Not-for-Profit-Entities-Revenue Recognition does not apply, as the Company is a business entity and the grant is with governmental agencies.

In the absence of applicable guidance under US GAAP, the Company management has developed a policy to recognize grant income at the time the related costs are incurred and the right to payment is realized.

The Company believes this policy is consistent with the overarching premise in ASC Topic 606, to ensure that revenue recognition reflects the transfer of promised goods or services to customers in an amount that reflects the consideration that we expect to be entitled to in exchange for those goods or services, even though there is no exchange as defined in ASC Topic 606. Additionally, the Company has determined that the recognition of grant income as costs are incurred and amounts become realizable is analogous to the concept of transfer of control of a service over time under ASC Topic 606.

Further, the Company believes that showing grant income on a gross method, with the grant income shown as other operating income and the related costs as a charge to research and development expense, rather than depicting the grant income as a reduction of research and development expense, is a more meaningful presentation.

The Company recognized grant income of approximately $30,000 for the three and nine months ended September 30, 2020. There was no grant income recognized in 2019.

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

Note 2. Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period except that it does not include unvested common shares subject to repurchase or cancellation. Diluted net income per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, warrants and convertible preferred shares (see Note 7, Stockholders’ Equity and Stock-Based Compensation). The dilutive effect of outstanding stock options, warrants and convertible preferred shares is not reflected in diluted earnings per share because the Company incurred net losses for the three months and nine months ended September 30, 2020 and 2019, and the effect of including these potential common shares in the net loss per share calculations would be anti-dilutive, therefore not included in the calculations.

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

On November 18, 2019, the Company delivered to the Board of Directors of Enfission a notice of termination of the R&D Services Agreement, dated November 14, 2017, by and among Framatome, Enfission and the Company (as amended by Amendment Number One, dated January 25, 2018, and Amendment Number Two, dated June 20, 2018, the “RDSA”), which, among other things, defined the terms and conditions for joint research and development activities among Framatome, Enfission, and the Company. The notice terminated the RDSA, effective immediately. On November 23, 2019, in connection with the termination of the RDSA, the Board of Directors and the management of Lightbridge determined that it is advisable and in the best interest of the Company and its shareholders to take the necessary steps to dissolve Enfission. Various corporate and operational matters relating to Enfission are governed pursuant to the Enfission operating agreement. Although Enfission’s Board of Directors has not approved a formal dissolution plan as of the date of this filing, Enfission was inactive as of December 31, 2019 and during the nine months ended September 30, 2020 and through the date of this filing.

Equity method

The Enfission operating agreement provided that Lightbridge and Framatome each hold 50% of the total issued Class A voting membership units of the joint venture. The Company’s equity in losses are accounted for under the equity method consisted of the following as of September 30, 2020 and December 31, 2019 (rounded in millions):

	September 30,	December 31,
	2020	2019
Enfission, LLC
Ownership Interest	50%	50%
Carrying Amount
Total contributions	$9.2	$9.2
Less: Share of the loss in investment in Enfission	(9.2)	(9.2)
Equity balance	$—	$—

The Company invested approximately $9.2 million in Enfission and Framatome invested approximately $2.9 million of equity for the period from January 24, 2018 (date of inception of Enfission) to September 30, 2020. There were no contributions made to Enfission for the nine months ended September 30, 2020. The cash balance in Enfission at September 30, 2020 was approximately $0.2 million. During the nine months ended September 30, 2020, Enfission incurred a loss of approximately $0.1 million, and in accordance with the provisions in the joint venture operating agreement, the Company did not record its share of the loss in investment in Enfission for the three and nine months ended September 30, 2020.

As of September 30, 2020 and December 31, 2019, the Company’s total equity share of the joint venture accumulated losses is limited to the total equity contributions Lightbridge made since January 24, 2018 according to the Enfission joint venture operating agreement. The joint venture operating agreement states that at no time during the term of the company or upon dissolution or liquidation of the company shall a member with a deficit balance in its capital account have any obligation to Enfission or to the other members of Enfission to restore such deficit capital balance, to the fullest extent permitted by applicable law and to the provisions of the joint venture operating agreement. The Company had not separately guaranteed any obligations of Enfission. The Company does not expect to provide additional equity contributions in 2020 nor for the foreseeable future until Enfission is dissolved.

Summarized balance sheet information for the Company’s equity method investee Enfission as of September 30, 2020 and December 31, 2019 is presented in the following table (rounded in millions):

	September 30, 2020	December 31, 2019
Assets
Cash	$0.2	$1.0
Other current assets	—	—
Total assets	$0.2	$1.0

Liabilities and equity
Total liabilities	$1.3	$2.1
Equity (Deficit)	(1.1)	(1.1)
Total liabilities and equity	$0.2	$1.0

Summarized statement of operations information for the Company’s equity method investee Enfission is presented in the following table for the nine months ended September 30, 2020 and 2019 (rounded in millions):

	For the Nine Months Ended September 30,
	2020	2019
Revenue	$—	$—
Research and development costs	—	4.4
Administrative expenses	0.1	1.0
Total Operating Loss	$0.1	$5.4
Loss from operations	$0.1	$5.4
Net loss	$0.1	$5.4

As of September 30, 2020 and December 31, 2019, the total receivable due from Enfission was approximately $0 and $0.4 million, respectively, which represents management and administrative services, consulting fees and reimbursable expenses Lightbridge charged to Enfission in 2019 (see Note 8, Related Party Transactions). Lightbridge did not bill any management and administrative services, consulting fees or other services to Enfission for the three months and nine months ended September 30, 2020, as Enfission was inactive during these reporting periods.

Disputed Invoices

Included in the total liabilities of Enfission of $1.3 million at September 30, 2020 and $2.1 million at December 31, 2019, are disputed invoices totalling $1.3 million for research and development work submitted by Framatome in 2019. These invoices have been disputed by the Company and remain unpaid as of the date of this filing. There are various disagreements between Framatome and Lightbridge regarding these disputed Framatome invoices. It is expected that these disputes will be resolved through either further negotiation by the joint venture partners or in arbitration. The Company had not separately guaranteed any obligations of Enfission at September 30, 2020 and December 31, 2019 and does not believe that it is obligated under the joint venture operating agreement to fund its deficit capital account balance to pay any current or future liabilities incurred and owed by Enfission.

Note 4. Accounts Payable and Accrued Liabilities

Accounts payable and accrued expenses consisted of the following (rounded in millions):

	September 30,	December 31,
	2020	2019
Trade payables	$0.1	$0.3
Accrued bonuses	0.7	—
Accrued expenses	1.0	0.1
Total	$1.8	$0.4

Note 5. Commitments and Contingencies

Commitments

Operating Leases

The Company leases office space for a 12-month term with a monthly payment of approximately $15,000 per month for office rent. The term of the lease was renewed on January 1, 2020 and extends through December 31, 2020.

The future minimum lease payments required under the non-cancellable operating leases at September 30, 2020 total approximately $45,000.

Contingencies

Litigation

A former Chief Financial Officer of the Company filed a complaint against the Company with the US Occupational Safety and Health Administration (“OSHA”) on March 9, 2015. This complaint was dismissed by OSHA in January 2018 without any findings against the Company. On March 14, 2018 an appeal was filed. The Company has and will continue to vigorously defend this appeal and believes that this appeal hearing will not result in any findings against the Company. On September 6, 2019, the Company filed a motion for summary decision seeking a decision in its favor as a matter of law. This motion for summary decision was denied on September 30, 2020. As of September 30, 2020 and December 31, 2019, legal fees of approximately $2,300 and $6,000 were owed, respectively, and are expected to be paid in full by the Company’s insurance carriers.

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

Note 6. Research and Development Costs

Lightbridge’s total corporate research and development costs, included in the caption research and development expenses in the accompanying condensed consolidated statement of operations, amounted to approximately $0.3 million and $0.8 million for the three months ended September 30, 2020 and 2019, respectively, and $0.8 million and $2.2 million for the nine months ended September 30, 2020 and 2019, respectively. See Note 8, Related Party Transactions, regarding consulting fees charged to Enfission for research and development expenses incurred by Lightbridge on behalf of Enfission in 2019.

On December 19, 2019 the Company was awarded a voucher from the U.S. Department of Energy’s (DOE) Gateway for Accelerated Innovation in Nuclear (GAIN) program to support development of Lightbridge Fuel™ in collaboration with Idaho National Laboratory (INL). The scope of the project includes experiment design for irradiation of Lightbridge metallic fuel material samples in the Advanced Test Reactor (ATR) at INL. On April 22, 2020, the Company entered into a Cooperative Research and Development Agreement (CRADA) with Battelle Energy Alliance, LLC, the operating contractor of INL, in collaboration with DOE. Signing the CRADA was the last step in the contracting process to formalize a voucher award from the GAIN program. The project has commenced in the second quarter of 2020. The total project value is approximately $846,000, with three-quarters of this amount funded by DOE for the scope performed by INL and the remaining amount funded by Lightbridge, by providing in-kind services to the project. For the three and nine months ended September 30, 2020 approximately $30,000 of work was completed by INL that caused the DOE to incur payment obligations related to the GAIN voucher. This amount was recorded as grant income in other operating income (loss) line item of the condensed consolidated statement of operations and the corresponding amount as research and development expenses. No work was completed by INL for the three and nine months ended September 30, 2019.

Note 7. Stockholders’ Equity and Stock-Based Compensation

At September 30, 2020, the Company had 4,416,961 common shares outstanding. Also outstanding were warrants relating to 70,361 shares of common stock, stock options relating to 515,985 shares of common stock, 712,126 shares of Series A convertible preferred stock convertible into 59,344 shares of common stock (plus dividends of $657,299 relating to an additional 19,954 common shares), and 2,666,667 shares of Series B convertible preferred stock convertible into 222,222 shares of common stock (plus accrued dividends of $813,285, relating to an additional 45,182 common shares), all totaling 5,350,009 shares of common stock and all common stock equivalents, including accrued preferred stock dividends, outstanding at September 30, 2020.

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

Common Stock Equity Offerings

ATM Offerings

On May 28, 2019, the Company entered into an at-the-market equity offering sales agreement (“2019 ATM”) with Stifel, Nicolaus & Company, Incorporated (“Stifel”), pursuant to which the Company may issue and sell shares of its common stock from time to time through Stifel as the Company’s sales agent. Sales of the Company’s common stock through Stifel, if any, will be made by any method that is deemed to be an “at-the-market” equity offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-223674) filed on March 15, 2018 and declared effective March 23, 2018. Due to the offering limitations currently applicable to the Company under General Instruction I.B.6. of Form S-3 and the Company’s public float as of May 28, 2019, and in accordance with the terms of the sales agreement, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $13,500,000. See Note 9, Subsequent Events, for additional information on the filing of a prospectus supplement and the increase in the aggregate amount that may be issued and sold under the 2019 ATM.

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

The Company sold 0.6 million shares and 1.1 million shares under the 2019 ATM during the three and nine months ended September 30, 2020, respectively. Net proceeds received from the ATM sales during the three and nine months ended September 30, 2020 were approximately $2.5 million and $5.1 million, respectively. The Company records its ATM sales on a settlement date basis. A total of 109,500 shares sold on September 29 and September 30, 2020, for total gross proceeds of $476,000, were recorded with settlement dates in the first week in October 2020. See Note 9, Subsequent Events, for additional information on ATM sales made after September 30, 2020.

The Company sold 115,527 shares and 508,063 shares under the 2019 ATM and the 2018 ATM during the three and nine months ended September 30, 2019, respectively. Net proceeds received from the ATM sales during the three and nine months ended September 30, 2019 were approximately $0.8 million and $3.8 million, respectively. The Company records its ATM sales on a settlement date basis.

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

The holders of the Series B Preferred Stock have no voting rights. In addition, as long as the shares of Series B Preferred Stock are outstanding, the Company may not take certain actions without first having obtained the affirmative vote or waiver of the holders of a majority of the outstanding shares of Series B Preferred Stock. The Company has the option at any time after August 2, 2019 to redeem some or all of the outstanding Series B Preferred Stock for an amount in cash equal to the liquidation preference plus the amount of any accrued but unpaid dividends of the Series B Preferred Stock being redeemed. The holders of the Series B Preferred Stock do not have the ability to require the Company to redeem the Series B Preferred Stock. The Company has not redeemed any of the outstanding Series B Preferred Stock during the nine months ended September 30, 2020 and 2019 and from the date of issuance.

The Company has the option of forcing the conversion of all or part of the Series B Preferred Stock if at any time the average closing price of the Company’s common stock for a thirty-trading day period is greater than $65.88 prior to August 2, 2019 or greater than $98.82 at any time. The Company can exercise this option only if it also requires the conversion of the Series A Preferred Stock in the same proportion as it is requiring of the Series B Preferred Stock. The Company did not force the conversion of any of the outstanding Series B Preferred Stock during the nine months ended September 30, 2020 and 2019 and from the date of issuance.

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

Additionally, comparison of the original $1.50 conversion price prior to the one-for-twelve reverse stock split on October 21, 2019 of the PIK dividends to the $2.34 commitment date fair value per share on January 30, 2018 indicates that each PIK dividend will accrete $0.84 of BCF as an additional deemed dividend for every $1.50 of PIK dividend accrued. Total deemed dividends for this PIK dividend for the three months ended September 30, 2020 and 2019 were approximately $46,000 and $43,000, respectively and for the nine months ended September 30, 2020 and 2019 were approximately $137,000 and $128,000, respectively.

The accumulated dividend (unpaid) at September 30, 2020 and December 31, 2019 was approximately $0.8 million and $0.6 million, respectively. The Series B Preferred Shares outstanding as of September 30, 2020 and December 31, 2019 was 2,666,667 shares with an aggregate liquidation preference of approximately $4.8 million and $4.6 million, including the accumulated dividends at September 30, 2020 and December 31, 2019, respectively.

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

The Company has the option of forcing the conversion of the Series A Preferred Stock if the trading price for the Company’s common stock is more than two times the applicable conversion price (approximately $32.94 per share) before August 2, 2019, or if the trading price is more than three times the applicable conversion price (approximately $49.41 per share) at any time. The Company has not redeemed any of the outstanding Series A Preferred Stock during the nine months ended September 30, 2020 and 2019 and from the date of issuance.

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

Additionally, comparison of the $2.7451 original conversion price of the PIK dividends prior to the one-for-twelve reverse stock split on October 21, 2019, to the $3.315 commitment date fair value per share indicates that each PIK dividend will accrete $0.5699 of BCF as an additional deemed dividend for every $2.7451 of PIK dividend accrued. Total deemed dividends for this PIK dividend for each of the three months ended September 30, 2020 and 2019 were approximately $10,000 and for each of the nine months ended September 30, 2020 and 2019 were approximately $28,000.

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

On April 16, 2019, the holder of the Series A Preferred Shares converted 27,747 preferred shares into 2,782 common shares.

On October 8, 2019, the holder of the Series A Preferred Shares converted 28,107 preferred shares into 2,922 common shares.

On February 10, 2020, the holder of the Series A Preferred Shares converted 11,875 preferred shares into 1,255 common shares.

On May 15, 2020, the holder of the Series A Preferred Shares converted 17,080 preferred shares into 1,847 common shares.

On August 31, 2020, the holder of the Series A Preferred Shares converted 16,689 preferred shares into 1,846 common shares.

As of September 30, 2020, there were 712,126 Series A Preferred Shares outstanding, with an aggregate liquidation preference of approximately $2.6 million, including accumulated dividends, while there were  757,770 Series A Preferred Shares outstanding as of December 31, 2019, with an aggregate liquidation preference of approximately $2.6 million, including accumulated dividends.

Warrants

The Company’s outstanding warrants at September 30, 2020 and December 31, 2019 are below. These warrants are classified within equity on the condensed consolidated balance sheets.

	September 30,	December 31,
Outstanding Warrants	2020	2019
Issued to Investors on October 25, 2013, entitling the holders to purchase 20,833 common shares in the Company at an exercise price of $138.00 per common share up to and including April 24, 2021. In 2016, the warrant holders agreed to new warrant terms, which excluded any potential net cash settlement provisions in exchange for a reduced exercise price of $75.00 per share.	13,665	13,665

Issued to Investors on November 17, 2014, entitling the holders to purchase 45,577 common shares in the Company at an exercise price of $138.60 per common share up to and including May 16, 2022. On June 30, 2016, the warrant holders agreed to new warrant terms, which excluded any potential net cash settlement provisions in order to classify them as equity in exchange for a reduced exercise price of $75.00 per share.	45,577	45,577

Issued to an investment bank and subsequently transferred to a principal of the investment bank regarding the Series B Preferred Stock investment on January 30, 2018, entitling the holder to purchase 11,119 common shares in the Company at an exercise price of $18.00 per share, up to and including January 30, 2021.	11,119	11,119
Total	70,361	70,361

Stock-based Compensation – Stock Options

Adoption of 2020 Stock Plan

On March 9, 2020, the Board of Directors adopted the Company’s 2020 Equity Incentive Plan (the “2020 Plan”). On September 3, 2020, the shareholders approved the 2020 Plan to authorize grants of the following types of awards (a) Options, (b) Stock Appreciation Rights, (c) Restricted Stock and Restricted Stock Units (“RSUs”), and (e) Other Stock-Based and Cash-Based Awards. The shares available for award under the 2020 plan authorized a total of 350,000 shares to be available for grant. See Note 9, Subsequent Events, for additional information on RSU equity grants made under the 2020 Plan after September 30, 2020.

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

Short-Term Non-Qualified Option Grants

On December 2, 2019, the Compensation Committee of the Board granted 86,982 short-term incentive stock options and non-qualified stock options under the 2015 Plan to employees, consultants, and directors of the Company. All of these stock options vested immediately, with a strike price of $3.82, which was the closing price of the Company’s stock on December 2, 2019. These options have a 10-year contractual term, with a fair market value of approximately $2.59 per option with an expected term of 5 years. During the year ended December 31, 2019, the Company issued 4,247 stock options to a consultant. The Company issued 7,634 stock options to a consultant during the nine months ended September 30, 2020.

Total stock options outstanding at September 30, 2020 and December 31, 2019 under the 2006 Stock Plan and 2015 Plan were 515,985 and 518,551, of which 466,259 and 433,678 of these options were vested at September 30, 2020 and December 31, 2019, respectively.

The components of stock-based compensation expense (net of forfeitures of stock options) included in the Company’s condensed consolidated statements of operations for the three months and nine months ended September 30, 2020 and 2019 are as follows (rounded in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Research and development expenses	—	$—	—	$284,000
General and administrative expenses	$(4,000)	$20,000	$8,000	$308,000
Total stock-based compensation expense	$(4,000)	$20,000	$8,000	$592,000

Stock option transactions to the employees, directors and consultants are summarized as follows for the nine months ended September 30, 2020:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Beginning of the period – January 1, 2020	518,551	$21.99	$15.89
Granted	7,634	4.45	3.28
Exercised	(6,548)	3.82	2.59
Forfeited	(1,844)	10.80	8.33
Expired	(1,808)	501.43	388.45
End of the period – September 30, 2020	515,985	$20.32	$14.60

Options exercisable	466,259	$21.45	$15.36

A summary of the status of the Company’s non-vested options as of September 30, 2020 and December 31, 2019, and changes during the nine months ended September 30, 2020, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value Grant Date

Non-vested – January 1, 2020	84,873	$10.73	$5.15

Granted	7,634	4.45	3.28
Vested	(41,552)	10.80	8.29
Forfeited	(1,229)	10.80	8.33
Non-vested – September 30, 2020	49,726	$9.71	$7.44

The above tables include options issued and outstanding as of September 30, 2020 as follows:

i)

A total of 393,130 incentive stock options and non-qualified 10-year options have been issued, and are outstanding, to the directors, officers, and employees at an exercise price range of $3.82 to $331.80 per share. From this total, 128,010 options are outstanding to the Chief Executive Officer, who is also a director, with remaining contractual lives of 0.5 years to 9.2 years. All other options issued to directors, officers, and employees have a remaining contractual life ranging from 0.5 years to 9.2 years.

ii)	A total of 122,855 non-qualified 10-year options have been issued, and are outstanding, to consultants at an exercise price range of $3.82 to $355.80 per share.

As of September 30, 2020, there was approximately $48,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the equity incentive plans. That cost is expected to be recognized over a weighted-average period of approximately 2.26 years. For stock options outstanding at September 30, 2020 and December 31, 2019, the intrinsic value was approximately $28,000 and $59,000, respectively.

The following table provides certain information with respect to the above-referenced stock options that were outstanding and exercisable at September 30, 2020:

	Stock Options Outstanding			Stock Options Vested
	Weighted			Weighted
	Average			Average
	Remaining		Weighted	Remaining		Weighted
	Contractual	Number	Average	Contractual	Number	Average
	Life	Of	Exercise	Life	of	Exercise
Exercise Prices	-Years	Awards	Price	-Years	Awards	Price

$3.82-$12.48	8.41	225,179	$8.04	8.46	176,332	$7.60
$12.49-$24.00	6.82	199,790	$14.19	6.81	198,911	$14.20
$24.01-$72.00	5.14	65,333	$55.07	5.14	65,333	$55.07
$72.01-$240.00	4.57	24,526	$75.59	4.57	24,526	$75.59
$240.01-$355.80	0.43	1,157	$332.91	0.43	1,157	$332.91
Total	7.18	515,985	$20.32	7.07	466,259	$21.45

Note 8. Related Party Transactions

Enfission was inactive at September 30, 2020 and December 31, 2019. The Company did not invest in Enfission during the nine months ended September 30, 2020 and invested approximately $9.2 million in Enfission from Enfission’s date of inception of January 24, 2018 to December 31, 2019.

The Company did not charge Enfission an administrative and management services fee for the three months and nine months ended September 30, 2020. The total administrative consulting services was $0.1 million and  $0.3 million for the three months and nine months ended September 30, 2019, respectively. For the three months ended September 30, 2019, the $0.1 million amount charged was recorded as a $50,000 reduction of general and administrative expenses and a $50,000 reduction of research and development expenses. For the nine months ended September 30, 2019, the $0.3 million amount charged was recorded as a $150,000 reduction of general and administrative expenses and a $150,000 reduction of research and development expenses.

The Company did not provide Enfission with any research and development consulting services for the three months and nine months ended September 30, 2020. The Company provided research and development consulting services and management services to Enfission in 2019. The total consulting services income was $0.2 million and $0.9 million for the three months and nine months ended September 30, 2019, respectively, recorded under “Other income from joint venture” in the accompanying condensed consolidated statement of operations.

As of September 30, 2020, there was no receivable due from Enfission. At December 31, 2019, the total receivable due from Enfission was approximately $0.4 million, which represented management and administrative services Lightbridge charged to Enfission for the year ended December 31, 2019.

Note 9. Subsequent Events

ATM

On October 9, 2020, the Company updated the aggregate amount that may be issued and sold under the 2019 ATM from $13.5 million to approximately $14.7 million by filing a prospectus supplement pursuant to which the Company registered an additional approximate $1.2 million of shares of common stock. As of the date of this filing, the Company has sold a total of $12.0 million of shares of common stock pursuant to the 2019 ATM sales agreement.

Sales under the 2019 ATM that were made from October 1, 2020 to November 5, 2020 were approximately 1.2 million shares that totaled net proceeds of approximately $4.7 million.

Equity Grants

On October 28, 2020, the Compensation Committee of the Board granted time-based RSUs to certain of the Company's executive officers, employees, and consultants. Each RSU represents a contingent right to receive, upon vesting, one share of the Company's Common Stock. The number of RSUs granted to executive officers, employees and consultants totaled 243,800. These RSU awards granted vest in three equal installments on each of the first three anniversaries of the grant date, on October 28, 2021, October 28, 2022 and October 28, 2023. On the same date, the Compensation Committee of the Board approved a grant of a total of 21,200 shares of common stock to the Company’s four directors.  All of these shares vest on November 10, 2020.

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

25

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

Future Steps Toward the Development and Sale of Nuclear Fuel Assemblies

We anticipate near-term fuel development milestones for Lightbridge Fuel™ over the next 12-24 months will consist of the following:

•	Complete the scope of work relating to the recent GAIN Voucher award in collaboration with Idaho National Laboratory;

•	Enter into an agreement to manufacture our nuclear fuel material samples for test reactor irradiation; and

•	Begin the initial demonstration of our manufacturing technology using depleted or natural uranium.

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

Impact of COVID-19 to our Business

The recent COVID-19 pandemic has impacted our business operations and results of operations for the first nine months of 2020, resulting in the reduction of our research and development expenses and an increase in our general and administrative expenses due to severance payments made to former employees, as described in more detail under “Results of Operations”, below. The future impacts of the global emergence of COVID-19 on our financial position, results of operations and future liquidity and capital resources availability is unknown and uncertain.

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

Filing of Arbitration

On February 7, 2020, we filed a request for arbitration (the “Arbitration Request”) in the International Court of Arbitration of the International Chamber of Commerce against Framatome, seeking to obtain, inter alia, a declaration that the R&D Services Agreement, dated November 14, 2017, by and among Framatome, Enfission, and the Company (as amended by Amendment Number One, dated January 25, 2018, and Amendment Number Two, dated June 20, 2018, the “RDSA”) was validly terminated and is no longer in force, and to obtain compensation for the damages incurred. Our legal costs have increased in 2020 due to this legal action.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make a variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. For a discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our financial statements, please see “Critical Accounting Policies and Estimates” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed on March 18, 2020. There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2020.

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

We currently expect to invest a total of $2.0 million to $3.0 million in the development of our nuclear fuel products, including corporate research and development expenditures, over the next 12 to 15 months.

Condensed Consolidated Results of Operations – Three Months Ended September 30, 2020 and 2019

The following table presents our historical operating results and the increase (decrease) in amounts for the periods indicated:

	Three Months Ended		Increase	Increase
	September 30,		(Decrease)	(Decrease)
	2020	2019	Change $	Change %

Operating Expenses
General and administrative	$2,835,471	$1,463,568	$1,371,903	94%
Research and development expenses	$261,898	$751,473	$(489,575)	-65%
Total Operating Expenses	$3,097,369	$2,215,041	$882,328	40%

Other Operating Income and (Loss)
Grant income	$29,662	$—	$29,662	100%
Other income from joint venture	$—	$247,568	$(247,568)	-100%
Equity in loss from joint venture	$—	$(555,113)	$555,113	-100%
Total Other Operating Income (Loss)	$29,662	$(307,545)	$337,207	-110%

Total Operating Loss	$(3,067,707)	$(2,522,586)	$545,121	22%

Other Income	$4,645	$81,172	$(76,527)	-94%

Net loss before Income Taxes	$(3,063,062)	$(2,441,414)	$621,648	25%

Net Loss	$(3,063,062)	$(2,441,414)	$621,648	25%

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

Total general and administrative expenses increased by approximately $1.4 million for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. There was an increase in professional fees of approximately $1.3 million primarily due to legal fees relating to the Framatome arbitration and a net increase in employee compensation and employee benefits of approximately $0.1 million.

See Note 7, Stockholders’ Equity and Stock-Based Compensation, of the Notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information regarding our stock-based compensation.

Research and Development

Research and development expenses in 2020 and 2019 consist primarily of employee compensation and related fringe benefits including stock-based compensation, and consulting fees, including work performed and billed to our Enfission joint venture in 2019.

Total research and development expenses decreased by approximately $0.5 million for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, due to the transitioning from work relating to Enfission to developing a new fuel development strategy with U.S. Department of Energy national laboratories. There was a decrease in allocated employee compensation and employee benefits of approximately $0.4 million and a decrease in consulting fees of $0.1 million.

Due to the nature of our research and development expenditures, cost and schedule estimates are inherently uncertain and can vary significantly as new information and the outcome of these research and development activities become available. During the first nine months of 2020, we had a significant decrease in research and development expense compared to 2019, also partially due to the uncertainty of COVID-19 on our future business operations, resulting in budgetary constraints due primarily to current market conditions and the uncertainty of future liquidity and capital resources available to us to conduct our future research and development activities.

Other Operating Income and (Loss)

Reported in other operating income and (loss) is other income for activities performed by our employees and consultants billed to the Enfission joint venture for research and development work and our share of the allocated loss in Enfission. Enfission was inactive at September 30, 2020 and December 31, 2019 and no consulting services were performed on behalf of Enfission for the three months ended September 30, 2020. Therefore, no amounts related to the equity method investment in Enfission have been recorded on the condensed consolidated statements of operations for the three months ending September 30, 2020. As such, total other operating loss decreased by approximately $0.3 million for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019.

Other income from the Enfission joint venture decreased by approximately $0.2 million for the three months ended September 30, 2020 as compared to the three months ended 2019. Equity in loss from the Enfission joint venture decreased by approximately $0.5 million for the three months ended September 30, 2020 as compared to the three months ended 2019, which consists of our share of the allocated loss in Enfission in 2019.

During the three months ended September 30, 2020, the Company did not provide additional equity contributions or share in any loss in Enfission. The Company had not separately guaranteed any obligations of Enfission at September 30, 2020 and December 31, 2019 and does not believe that it is obligated under the joint venture operating agreement to fund its deficit capital account balance in Enfission to pay for any liabilities incurred by Enfission and therefore did not record its share of losses in Enfission at September 30, 2020 and December 31, 2019.

There was an increase in grant income of approximately $30,000 for the three ended September 30, 2020 with a charge to research and development expenses and a corresponding amount to other income. There was no grant income in 2019.

Other Income

There was a decrease in other income of approximately $0.1 million due to a decrease in interest income generated from the interest earned from the purchase of treasury bills and from our bank savings account for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019.

Provision for Income Taxes

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company is currently evaluating the impact of the CARES Act, but at present does not expect that the NOL carryback provision of the CARES Act would result in a material cash benefit to us. We incurred a pre-tax net loss for both 2020 and 2019. We reviewed all sources of income for purposes of recognizing the deferred tax assets and concluded a full valuation allowance for 2020 and 2019 was necessary. Therefore, we did not have a provision for taxes for the three months and nine months ended September 30, 2020 and 2019.

Condensed Consolidated Results of Operations – Nine Months Ended September 30, 2020 and 2019

The following table presents our historical operating results and the increase (decrease) in amounts for the periods indicated:

	Nine Months Ended		Increase	Increase
	September 30,		(Decrease)	(Decrease)
	2020	2019	Change $	Change %

Operating Expenses
General and administrative	$6,800,892	$4,051,484	$2,749,408	68%
Research and development expenses	$767,498	$2,218,826	$(1,451,328)	-65%
Total Operating Expenses	$7,568,390	$6,270,310	$1,298,080	21%

Other Operating Income and (Loss)
Grant income	$29,662	$—	$29,662	100%
Other income from joint venture	$—	$908,224	$(908,224)	-100%
Equity in loss from joint venture	$—	$(3,812,463)	$3,812,463	-100%
Total Other Operating Income (Loss)	$29,662	$(2,904,239)	$2,933,901	-101%

Total Operating Loss	$(7,538,728)	$(9,174,549)	$(1,635,821)	-18%

Other Income	$79,474	$315,691	$(236,217)	-75%

Net loss before Income Taxes	$(7,459,254)	$(8,858,858)	$(1,399,604)	-16%

Net Loss	$(7,459,254)	$(8,858,858)	$(1,399,604)	-16%

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

Total general and administrative expenses increased by approximately $2.7 million for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. There was an increase in professional fees of approximately $1.9 million primarily due to legal fees relating to the Framatome arbitration, court filing fees, professional fees and insurance expense, an increase of patent write off of $0.1 million due to certain patent expiration dates, an increase in total employee compensation and employee benefits of approximately $1.0 million, which costs included a decrease in management and administrative service fees charged to Enfission of $0.2 million, an increase in accrued bonuses of $0.3 million and an increase in employee payroll expenses of $0.3 million. In addition, there were severance payments made of approximately $0.2 million, for employee layoffs partially due to the uncertainty of COVID-19 on our future business operations and the cessation of the Enfission joint venture, as discussed above. These increases were offset by a decrease in stock-based compensation of approximately $0.3 million, due to the decrease in stock option expense for prior stock option awards that have become fully vested in prior reporting periods. Total stock-based compensation included in general and administrative expenses was approximately $0 and $0.3 million for the nine months ended September 30, 2020 and 2019, respectively.

See Note 7, Stockholders’ Equity and Stock-Based Compensation of the Notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information regarding our stock-based compensation.

Research and Development

Research and development expenses in 2020 and 2019 consist primarily of employee compensation and related fringe benefits including stock-based compensation, and consulting fees, including work performed and billed to our Enfission joint venture in 2019.

Total research and development expenses decreased by approximately $1.4 million for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, due to the transitioning from work relating to Enfission to developing a new fuel development strategy with U.S. Department of Energy national laboratories. There was a decrease in employee compensation and employee benefits working on research projects of approximately $0.7 million, which costs included a decrease in allocated accrued bonuses and payroll expenses of approximately $0.9 million, offset by a decrease in management and administrative service fees charged to Enfission of approximately $0.2 million. In addition, there was a decrease in professional fees of approximately $0.2 million, decrease in consulting fees of approximately $0.2 million, and a decrease in stock-based compensation of approximately $0.3 million, due to the decrease in stock option expense for prior stock option awards that had vested. Total stock-based compensation included in research and development expenses was approximately $0 and $0.3 million for the nine months ended September 30, 2020 and 2019, respectively.

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

Other Operating Income and (Loss)

Reported in other operating income and (loss) is other income for activities performed by our employees and consultants billed to the Enfission joint venture for research and development work and our share of the allocated loss in Enfission. Enfission was inactive at September 30, 2020 and December 31, 2019 and no consulting services were performed on behalf of Enfission for the nine months ended September 30, 2020. Therefore, no amounts related to the equity method investment in Enfission have been recorded on the condensed consolidated statements of operations for the nine months ending September 30, 2020. As such, total other operating (loss) decreased by approximately $2.9 million for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019.

Other income from the Enfission joint venture decreased by approximately $0.9 million for the nine months ended September 30, 2020 as compared to the nine months ended 2019. Equity in loss from the Enfission joint venture decreased by approximately $3.8 million for the nine months ended September 30, 2020 as compared to the nine months ended 2019, which consisted of our share of the allocated loss in Enfission in 2019.

During the nine months ended September 30, 2020, the Company did not provide additional equity contributions or share any loss in Enfission. The Company had not separately guaranteed any obligations of Enfission at September 30, 2020 and December 31, 2019 and does not believe that it is obligated under the joint venture operating agreement to fund its deficit capital account balance in Enfission to pay for any liabilities incurred by Enfission and therefore did not record its share of losses in Enfission at September 30, 2020 and December 31, 2019.

There was an increase in grant income of approximately $30,000 for the nine ended September 30, 2020 with a charge to research and development expenses and a corresponding amount to other income. There was no grant income in 2019.

Other Income

There was a net decrease in other income of approximately $0.2 million due to a decrease in interest income generated from the interest earned from the purchase of treasury bills and from our bank savings account for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019.

Provision for Income Taxes

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company is currently evaluating the impact of the CARES Act, but at present does not expect that the NOL carryback provision of the CARES Act would result in a material cash benefit to us. We incurred a pre-tax net loss for both 2020 and 2019. We reviewed all sources of income for purposes of recognizing the deferred tax assets and concluded a full valuation allowance for 2020 and 2019 was necessary. Therefore, we did not have a provision for taxes for the nine months ended September 30, 2020 and 2019.

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

At September 30, 2020, we had cash and cash equivalents of approximately $17.4 million, as compared to approximately $18.0 million at December 31, 2019, a decrease of approximately $0.6 million. A cash inflow of approximately $5.1 million resulted from net proceeds from the sale of approximately 1.1 million shares of common stock during the nine months ended September 30, 2020. This cash inflow was offset by net cash used in operating activities of approximately $5.6 million and $0.1 million in investing activities associated with incurring patent legal and filing costs.

We currently project a negative cash flow from operations averaging approximately $1.0 million per month for our general and administrative and research and development expenses, for total expected expenditures of approximately $12 million for the next 12 months. We believe that our cash at September 30, 2020 exceeds our revised budgeted expenditures through the third quarter of 2021. However, there are inherent uncertainties in forecasting future expenditures, especially forecasting for a significantly revised level of operations and with uncertainties such as to how COVID-19 may affect costs and operations. Accordingly, the potential for budget variances in the projection of the Company’s planned operations, plus any additional expenditures that may result from unexpected developments, such as additional expenditures that might result from additional legal costs and unexpected fees relating to our arbitration matter. Taking into account these above uncertainties, it raises substantial doubt about the Company’s ability to continue as a going concern for the 12 months following the date of this filing.

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

The current primary sources of cash available to us for the next 12 months are potential funding from equity investments, including our ATM financing arrangement. The Company has an effective shelf registration statement on Form S-3 (File No. 333-223674) filed on March 15, 2018 and declared effective March 23, 2018 that will expire on March 23, 2021. Due to the offering limitations currently applicable under General Instruction I.B.6. of Form S-3 and the market valuation of our current public float, we may be limited on the amount of funding available under our existing shelf registration statement or a new shelf registration statement. We have no debt or debt credit lines and we have financed our operations to date through our prior years’ consulting revenue margins and the sale of our preferred stock and common stock. Management believes that public or private equity investments will be available in the future, however adverse market conditions in our common stock price and trading volume, as well as other factors like COVID-19 could substantially impair our ability to raise capital in the future. On October 9, 2020, we updated the aggregate amount that may be issued and sold under the 2019 ATM from $13.5 million to $14.7 million by filing a prospectus supplement pursuant to which we registered an additional $1.1 million of shares of common stock. As of the date of this filing, we have approximately $2.6 million of shares of common stock available to be sold under the 2019 ATM.

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

In support of our long-term business with respect to our fuel technology business, we endeavour to create strategic alliances with other parties during the next three years, to support the remaining research and development activities that is required to further enhance and complete the development of our fuel products to a commercial stage. We may be unable to form such strategic alliances on terms acceptable to us or at all.

See Note 7, Stockholders’ Equity and Stock-Based Compensation, of the Notes to our unaudited condensed consolidated financial statements included in Part I. Item 1. Financial Statements, of this this Quarterly Report on Form 10-Q for information regarding our prior financings.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of September 30, 2020 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the third quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. For a description of legal proceedings involving the Company, see the information set forth below and under Litigation in Note 5, Commitments and Contingencies of the Notes to our condensed consolidated financial statements in Part I. Item 1. Financial Statements and Supplementary Data, of this Quarterly Report on Form 10-Q.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

EXHIBIT INDEX –

Exhibit Number	Description

10.1	Lightbridge Corporation 2020 Omnibus Incentive Plan (incorporated by reference to Appendix A to the definitive proxy statement filed on July 27, 2020).

31.1	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Accounting Officer

32	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTBRIDGE CORPORATION

Date: November 5, 2020	By:	/s/ Seth Grae
	Name:	Seth Grae
	Title:	President, Chief Executive Officer and
Director
(Principal Executive Officer)

	By:	/s/ Larry Goldman
	Name:	Larry Goldman
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

