Form 10-Q
period 2021-03-31
LIGHTBRIDGE Corp
filed 2021-05-12
CIK 1084554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The number of shares outstanding of the issuer’s common stock, as of May 12, 2021 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	6,595,503

LIGHTBRIDGE CORPORATION

Form 10-Q

MARCH 31, 2021

PART I—FINANCIAL INFORMATION

LIGHTBRIDGE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2021	2020

ASSETS
Current Assets
Cash and cash equivalents	$15,236,151	$21,531,665
Prepaid expenses and other current assets	637,651	172,460
Total Current Assets	15,873,802	21,704,125
Other Assets
Trademarks	85,562	85,562
Total Assets	$15,959,364	$21,789,687

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$634,037	$382,130
Accrued legal settlement costs	—	4,200,000
Total Current Liabilities	634,037	4,582,130

Commitments and contingencies - Note 4

Stockholders' Equity
Preferred stock, $0.001 par value, 10,000,000 authorized shares
Convertible Series A preferred shares, 699,878 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively (liquidation preference $2,658,753 and $2,613,025 at March 31, 2021 and December 31, 2020, respectively)	699	699
Convertible Series B preferred shares, 2,666,667 shares issued and outstanding at March 31, 2021 and December 31, 2020 (liquidation preference $4,983,223 and $4,897,517 at March 31, 2021 and December 31, 2020, respectively)	2,667	2,667
Common stock, $0.001 par value, 8,333,333 authorized, 6,591,310 shares and 6,567,110 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	6,591	6,567
Additional paid-in capital	146,482,966	146,353,232
Accumulated deficit	(131,167,596)	(129,155,608)
Total Stockholders' Equity	15,325,327	17,207,557
Total Liabilities and Stockholders' Equity	$15,959,364	$21,789,687

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTBRIDGE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Month Ended
	March 31,
	2021	2020

Revenue	$—	$—

Operating Expenses
General and administrative	1,782,860	1,936,755
Research and development	369,450	389,824

Total Operating Expenses	2,152,310	2,326,579

Other Operating Income
Grant income	103,319	—

Total Other Operating Income	103,319	—
Total Operating Loss	$(2,048,991)	$(2,326,579)

Other Income
Interest income	3,309	62,493
Foreign Transaction gain	33,694	—
Total Other Income	37,003	62,493

Net Loss Before Income Taxes	(2,011,988)	(2,264,086)
Income Taxes	—	—
Net Loss	$(2,011,988)	$(2,264,086)

Accumulated Preferred Stock Dividend	(131,434)	(125,911)
Deemed additional dividend on preferred stock dividend due to the beneficial conversion feature	(57,489)	(54,317)
Net Loss Attributable to Common Shareholders	$(2,200,911)	$(2,444,314)

Net Loss Per Common Share
Basic and Diluted	$(0.33)	$(0.74)

Weighted Average Number of Common Shares Outstanding	6,589,392	3,294,998

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTBRIDGE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Month Ended
	March 31,
	2021	2020

Operating Activities
Net Loss	$(2,011,988)	$(2,264,086)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Common stock issued for services and stock-based compensation	60,068	6,085

Changes in operating working capital items
Other receivable from joint venture	—	400,000
Prepaid expenses and other current assets	(465,191)	(297,281)
Accounts payable and accrued liabilities	321,597	135,394
Accrued legal settlement costs	(4,200,000)	—
Net Cash Used in Operating Activities	(6,295,514)	(2,019,888)

Investing Activities
Patents and trademarks	—	(4,423)
Net Cash Used in Investing Activities	—	(4,423)

Financing Activities
Net proceeds from the issuance of common stock	—	399,675
Net Cash Provided by Financing Activities	—	399,675

Net Decrease in Cash and Cash Equivalents	(6,295,514)	(1,624,636)

Cash and Cash Equivalents, Beginning of Period	21,531,665	17,958,989

Cash and Cash Equivalents, End of Period	$15,236,151	$16,334,353

Supplemental Disclosure of Cash Flow Information
Cash paid during the year:
Interest paid	$—	$—
Income taxes paid	$—	$—
Non-Cash Financing Activities:
Accumulated preferred stock dividend	$188,923	$180,228
Conversion of Series A convertible preferred stock to common stock and payment of paid-in-kind dividends to Series A preferred stockholder	$—	$8,975
Common stock issued for services	$69,690	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTBRIDGE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2021 and March 31, 2020

	Series A		Series B				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance – January 1, 2020	757,770	$757	2,666,667	$2,667	3,252,371	$3,252	$133,932,615	$(114,738,342)	$19,200,949

Conversion of 11,875 preferred shares to 1,255 common shares	(11,875)	(12)	—	—	1,255	1	11	—	—
Shares issued - registered offerings – net of offering costs	—	—	—	—	110,053	111	399,564	—	399,675
Stock-based compensation	—	—	—	—	—	—	6,085	—	6,085
Net loss for the three months ended March 31, 2020	—	—	—	—	—	—	—	(2,264,086)	(2,264,086)
Balance – March 31, 2020	745,895	$745	2,666,667	$2,667	3,363,679	$3,364	$134,338,275	$(117,002,428)	$17,342,623

Balance – January 1, 2021	699,878	$699	2,666,667	$2,667	6,567,110	$6,567	$146,353,232	$(129,155,608)	$17,207,557

Shares issued to consultant & directors for services	—	—	—	—	24,200	24	69,666	—	69,690
Stock-based compensation	—	—	—	—	—	—	60,068	—	60,068
Net loss for the three months ended March 31, 2021	—	—	—	—	—	—	—	(2,011,988)	(2,011,988)
Balance – March 31, 2021	699,878	$699	2,666,667	$2,667	6,591,310	$6,591	$146,482,966	$(131,167,596)	$15,325,327

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTBRIDGE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation, Summary of Significant Accounting Policies, and Nature of Operations

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Lightbridge Corporation and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America, including a summary of the Company’s significant accounting policies, have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2020, included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

The Company was formed on October 6, 2006, when Thorium Power, Ltd., which was incorporated in the state of Nevada on February 2, 1999, merged with Thorium Power, Inc. (“TPI”), which was incorporated in the state of Delaware on January 8, 1992 (subsequently and collectively referred to as “we” or the “Company”). On September 29, 2009, the Company changed its name from Thorium Power, Ltd. to Lightbridge Corporation and began its focus on developing and commercializing metallic nuclear fuels. The Company is a nuclear fuel technology company developing and working to commercialize it next generation nuclear fuel technology.

Going Concern, Liquidity and Management’s Plan

While the Company’s cash at March 31, 2021 exceeds its currently budgeted expenditures through the first quarter of 2022, there are inherent uncertainties in forecasting future expenditures, especially forecasting for uncertainties such as future research and development (R&D) costs and how the COVID-19 outbreak may affect future costs and operations. Also, the cash requirements of the Company’s future planned operations to commercialize its nuclear fuel, including any additional expenditures that may result from unexpected developments, requires it to raise significant additional capital including receiving government support. The Company will need to seek its shareholders’ approval in 2021 to increase the number of its authorized common shares for future equity financings, in order for the Company to continue to fund its future operations. Taking into account these uncertainties as well as the updated projected fuel development timeline of 15-20 years to commercialization, projected operational costs to keep the fuel development project on schedule and the various risks of developing and commercializing its nuclear fuel, these factors raise substantial doubt about the Company’s ability to continue as a going concern for the 12 months following the date of this filing. To the extent any uncertainties reduce the Company’s liquidity for the next 12 months, the Company will consider, if available, additional debt or equity raises and delaying certain expenditures, including delaying R&D expenses, until sufficient capital becomes available.

At March 31, 2021, the Company had approximately $15.2 million in cash and had a working capital surplus of approximately $15.2 million. The Company’s net cash used in operating activities for the three months ended March 31, 2021 was approximately $6.3 million, and current projections indicate that the Company will have continued negative cash flows for the foreseeable future. Net losses incurred for the three months ended March 31, 2021 and 2020 amounted to approximately $(2.0) million and $(2.3) million, respectively. As of March 31, 2021, the Company had an accumulated deficit of approximately $131.2 million, representative of recurring losses since inception. The Company had incurred recurring losses since inception and it will continue to incur losses because it is in the early development stage of commercializing its nuclear fuel.

The Company’s plans to fund future operations include: (1) raising additional capital through future equity issuances or convertible debt financings; (2) additional funding through new relationships to help fund future R&D costs; and (3) seeking other sources of capital. The Company may issue securities, including common stock, preferred stock, and stock purchase contracts through private placement transactions or registered public offerings, pursuant to future registration statements. The current Form S-3 was filed with the SEC on March 25, 2021 registering the sale of up to $75 million of the Company’s securities and declared effective on April 5, 2021. There can be no assurance as to the future availability of equity capital or the acceptability of the terms upon which financing and capital might become available. The Company’s future liquidity needs to develop its nuclear fuel are long-term, and the ability to address those needs, and the ability to raise capital will largely be determined by the success of the development of its nuclear fuel, key nuclear development and government regulatory events, and its business decisions in the future.

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

Certain Risks, Uncertainties and Concentrations

The Company will need additional funding by way of a combination of strategic alliances, government grants, further offerings of equity securities, or an offering of debt securities in order to support its future R&D activities required to further enhance and complete the development of its fuel products to a proof of concept and a commercial stage.

There can be no assurance that the Company will be able to successfully continue to conduct its operations if there is a lack of financial resources available in the future to continue its fuel development, and a failure to do so would have a material adverse effect on the Company’s future R&D activities, financial position, results of operations, and cash flows. Also, the success of the Company’s operations will be subject to other numerous contingencies, some of which are beyond management’s control. These contingencies include general and regional economic conditions, contingent liabilities, potential competition with other nuclear fuel developers, including those entities developing accident tolerant fuels, changes in government regulations, support for nuclear power, changes in accounting and taxation standards, inability to achieve overall long-term goals, future impairment charges to its assets, and global or regional catastrophic events. The Company may also be subject to various additional political, economic, and other uncertainties.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risk to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak a pandemic, based on increase in exposure globally. The current spread of COVID-19 that is impacting global economic activity and market conditions could lead to adverse changes in the Company’s ability to conduct R&D activities with the United States national labs and others. The COVID-19 outbreak has impacted our business operations and results of operations for 2020, resulting in the reduction of R&D expenses and an increase in general and administrative expenses due to severance payments to former employees. However, the effects of the pandemic are fluid and changing rapidly, including with respect to vaccine and treatment developments and deployment and potential mutations of COVID-19. While the Company continues to monitor the impact of COVID-19 on its business, the Company is unable to accurately predict the ultimate impact on the results of operations, financial condition and liquidity that COVID-19 will have due to various uncertainties, including the geographic spread of the virus, the severity of the disease, the duration of the outbreak, and actions that may be taken by governmental authorities and other third-parties.

Grant Income

The Company concluded that its government grant was not within the scope of ASC Topic 606 as it did not meet the definition of a contract with a customer. Additionally, the Company concluded that the grant met the definition of a contribution and the grant is a non-reciprocal transaction. The Company determined that Subtopic 958-605, Not-for-Profit-Entities-Revenue Recognition did not apply, as the Company is a business entity and the grant is received from governmental agencies.

In the absence of applicable guidance under U.S. generally accepted accounting principles (“U.S. GAAP”), the Company’s management developed a policy to recognize grant income at the time the related costs are incurred and the right to payment is realized.

The Company believes this policy is consistent with the overarching premise in ASC Topic 606, to ensure that revenue recognition reflects the transfer of promised goods or services to customers in an amount that reflects the consideration that we expect to be entitled to in exchange for those goods or services, even though there is no exchange as defined in ASC Topic 606. Additionally, the Company determined that the recognition of grant income as costs are incurred and amounts become realizable is analogous to the concept of transfer of control of a service over time under ASC Topic 606.

Further, the Company believes that showing grant income on a gross method, with the grant income shown as other operating income and the related costs as a charge to R&D expense, rather than depicting the grant income as a reduction of R&D expense, is a more meaningful presentation.

The Company recognized grant income of approximately $0.1 million and $0 for the three months ended March 31, 2021 and 2020, respectively.

Patents and Trademarks

Through September 30, 2020, patents were stated on the consolidated balance sheets at cost. Costs, such as filing fees with patent granting agencies and legal fees directly relating to those filings, incurred to file patent applications were capitalized when the Company believed that there was a high likelihood that the patent would be issued and there would be future economic benefit associated with the patent. These costs were amortized from the date of the patent application on a straight-line basis over the estimated useful life of 20 years, which is the legal life of the patent. All costs associated with abandoned patent applications were expensed. The Company expensed patent annuity fees as these fees were maintenance fees required by the patent office at certain points in time after a patent was granted in order to keep the patent legal rights in force. During the years ended December 31, 2020 and 2019, these patent annuity fees were insignificant. In the fourth quarter of 2020, the remaining patent costs were written-off as impaired.

Beginning January 1, 2021, patent filing fees with patent granting agencies and legal fees directly relating to those filings, incurred to file patent applications were expensed as the Company believes that there is not a high likelihood that there will be a future economic benefit associated with the patents, due to the uncertainties in the current fuel development timelines and the patents being commercialized. The Company continues to expense patent annuity fees as these fees are maintenance fees required by the patent office at certain points in time after a patent is granted, in order to keep the patent legal rights in force. As of March 31, 2021, and December 31, 2020 the carrying value of the patents on the balance sheets was $0.

Costs for filing and legal fees for trademark applications are capitalized. Trademarks are considered intangible assets with an indefinite useful life and therefore should not be amortized. The Company performed an impairment test in the fourth quarter of 2020 and 2019 and no impairment of the trademarks was identified. As of March 31, 2021 and December 31, 2020, the carrying value of trademarks was approximately $0.1 million for both balance sheet dates.

Leases

In accordance with ASU 2016-02, Leases (Topic 842), which requires recognition of most lease arrangements on the balance sheet, the Company recognizes operating lease right of use assets and liabilities at commencement date based on the present value of the future minimum lease payments over the lease term. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet in accordance with the short-term lease recognition exemption. The Company applies the practical expedient to non-separate and non-lease components for all leases that qualify. Lease expense is recognized on a straight-line basis over the lease term. The Company has only one lease for office rent and the lease is for a term of 12 months without renewal options. See Note 4 for additional information.

Stock-Based Compensation

The stock-based compensation expense incurred by Lightbridge for employees and directors in connection with its equity incentive plan is based on the employee model of ASC 718, and the fair value of the options is measured at the grant date. In accordance with ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, options granted to our consultants are accounted for in the same manner as options issued to employees.

Awards with service-based vesting conditions only – Expense recognized on a straight-line basis over the requisite service period of the award.

Awards with performance-based vesting conditions – Expense is not recognized until it is determined that it is probable the performance-based conditions will be met. When achievement of a performance-based condition is probable, a catch-up of expense is recorded as if the award had been vesting on a straight-line basis from the award date. The award will continue to be expensed on a straight-line over the requisite service period basis until a higher performance-based condition is met, if applicable.

Awards with market-based vesting conditions – Expense recognized on a straight-line basis over the requisite service period, which is the lesser of the derived service period or the explicit service period if one is present. However, if the market condition is satisfied prior to the end of the requisite service period, the Company accelerates all remaining expense to be recognized.

Awards with both performance-based and market-based vesting conditions – If an award vesting or exercisability is conditional upon the achievement of either a market condition or performance or service conditions, the requisite service period is generally the shortest of the explicit, implicit, and derived service period.

The Company elected to use the Black-Scholes pricing model to determine the fair value of stock options on the measurement date of the grant for service-based vesting conditions and the Monte-Carlo valuation method for performance-based or market-based vesting conditions. Shares that are issued to officers on the exercise dates of the stock options may be issued net of the minimum statutory withholding requirements to be paid by the Company on behalf of the employees. As a result, the actual number of shares issued are fewer than the actual number of shares exercised under the stock option.

Recent Accounting Pronouncements – To Be Adopted

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models will result in fewer embedded conversion features being separately recognized from the host contract as compared with current U.S. GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective July 1, 2024, for the Company. Early adoption is permitted, but no earlier than January 1, 2021, including interim periods within that year. Management is currently evaluating the effect of the adoption of ASU 2020-06 on the consolidated financial statements and footnote disclosures.

Note 2. Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period except that it does not include unvested common shares subject to repurchase or cancellation. Diluted net income per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, warrants and convertible preferred shares (see Note 6. Stockholders’ Equity and Stock-Based Compensation).

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

The following table sets forth the computation of the basic and diluted loss per share:

	Three Months Ended
	March 31,
	2021	2020
Basic
Numerator:
Net loss attributable to common stockholders	$(2,200,911)	$(2,444,314)
Denominator:
Weighted-average common shares outstanding	6,589,392	3,294,998
Basic net loss per share	$(0.33)	$(0.74)

Diluted
Numerator:
Net loss attributable to common stockholders, basic	$(2,200,911)	$(2,444,314)
Effect of dilutive securities	—	—
Net loss, diluted	$(2,200,911)	$(2,444,314)
Denominator:
Weighted average common shares outstanding - basic
Potential common share issuances:	6,589,392	3,294,998
Incremental dilutive shares from equity instruments (treasury stock method)	—	—
Weighted-average common shares outstanding	6,589,392	3,294,998
Diluted net loss per share	$(0.33)	$(0.74)

The following outstanding securities have been excluded from the computation of diluted weighted shares outstanding for the periods noted below, as they would have been anti-dilutive due to the Company’s losses for the three months ended March 31, 2021 and 2020 and because the exercise price of certain of these outstanding securities was greater than the average closing price of the Company’s common stock:

	Three Months Ended
	March 31,
	2021	2020
Warrants outstanding	59,242	70,361
Stock options outstanding	515,136	517,154
RSUs outstanding	243,800	—
Series A convertible preferred stock to common shares	80,712	80,171
Series B convertible preferred stock to common shares	276,846	258,285
Total	1,175,736	925,971

Note 3. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (rounded to the nearest thousand):

	March 31,	December 31,
	2021	2020

Trade payables	$182,000	$233,000
Accrued bonuses	175,000	—
Accrued expenses	277,000	149,000
Total	$634,000	$382,000

Note 4. Commitments and Contingencies

Commitments

Operating Leases

The Company leases office space for a 12-month term with a monthly payment of approximately $11,000 per month for office rent. The Company entered into a new lease on January 1, 2021 through December 31, 2021.

The future minimum lease payments required under the non-cancellable operating leases for 2021 total approximately $0.1 million. Total rent expense for the three months ended March 31, 2021 and 2020 was $0.1 million for both periods.

Contingency

Litigation

A former Chief Financial Officer of the Company filed a complaint against the Company with the US Occupational Safety and Health Administration (“OSHA”) on March 9, 2015. This complaint was dismissed by OSHA in January 2018 without any findings against the Company. On March 14, 2018, an appeal was filed. The Company has and will continue to vigorously defend this appeal and believes that this appeal hearing will not result in any findings against the Company. On September 6, 2019, the Company filed a motion for summary decision seeking a decision in its favor as a matter of law. The motion for summary judgement was denied on September 30, 2020. As of March 31, 2021 and December 31, 2020, legal fees of approximately $13,000 were owed, and are expected to be paid in full by the Company’s insurance carriers.

Settlement of Arbitration

On February 11, 2021, the Company entered into a settlement agreement (the “Settlement Agreement”) with Framatome SAS and Framatome Inc. (together, “Framatome”), resolving the pending claims and counterclaims between the parties in arbitration and judicial proceedings related to the parties’ inactive joint venture, Enfission, LLC. Under the terms of the Settlement Agreement, all joint venture agreements were terminated and the joint venture was dissolved on March 23, 2021. Lightbridge paid Framatome approximately $4.2 million for outstanding invoices for work performed by Framatome and other expenses incurred by Framatome on March 15, 2021. The Company recorded an approximate $34,000 foreign transaction gain regarding this settlement payment.

Note 5. Research and Development Costs

On December 19, 2019, the Company was awarded a voucher from the U.S. Department of Energy’s (DOE) Gateway for Accelerated Innovation in Nuclear (GAIN) program to support development of Lightbridge Fuel™ in collaboration with Idaho National Laboratory (INL). The scope of the project included experiment design for irradiation of Lightbridge metallic fuel material samples in the Advanced Test Reactor (ATR) at INL. On April 22, 2020, the Company entered into a Cooperative Research and Development Agreement (CRADA) with Battelle Energy Alliance, LLC, the operating contractor of INL, in collaboration with DOE. Signing the CRADA was the last step in the contracting process to formalize a voucher award from the GAIN program. The project commenced in the second quarter of 2020. The total project value was approximately $846,000, with three-quarters of this amount funded by DOE for the scope performed by INL and the remaining amount funded by Lightbridge, by providing in-kind services to the project.

For the three months ended March 31, 2021, approximately $0.1 million of work was completed by INL that caused the DOE to incur payment obligations related to the GAIN voucher. This amount was recorded as grant income in Other Operating Income (Loss) line item of the condensed consolidated statement of operations and the corresponding amount as research and development expenses. The cumulative amount of $0.2 million was recorded from September 2020 to March, 2021. The Company completed a contract extension for the INL GAIN voucher in January 2021. The period of performance now runs through September 30, 2021.

On March 25, 2021, the Company was awarded a second voucher from the DOE’s GAIN program to support development of Lightbridge Fuel™ in collaboration with the Pacific Northwest National Laboratory (PNNL). The scope of the project is to demonstrate Lightbridge’s nuclear fuel casting process using depleted uranium, a key step in the manufacture of Lightbridge Fuel™. The project is anticipated to commence in the first half of 2021. The total project value is approximately $664,000, with three-quarters of this amount funded by DOE for the scope performed by PNNL.

Note 6. Stockholders’ Equity and Stock-Based Compensation

At March 31, 2021, the Company had 6,591,310 common shares outstanding. Also outstanding were warrants relating to 59,242 shares of common stock, stock options relating to 515,136 shares of common stock, 243,800 restricted shares units of common stock, 699,878 shares of Series A convertible preferred stock convertible into 58,343 shares of common stock (plus accrued dividends of $736,848 relating to an additional 22,369 common shares), and 2,666,667 shares of Series B convertible preferred stock convertible into 222,222 shares of common stock (plus accrued dividends of $983,224, relating to an additional 54,624 common shares), all totaling 7,767,046 shares of common stock and all common stock equivalents, including accrued preferred stock dividends, outstanding at March 31, 2021.

At December 31, 2020, the Company had 6,567,110 common shares outstanding. Also outstanding were warrants relating to 70,361 shares of common stock, stock options relating to 515,847 shares of common stock, 243,800 restricted shares units of common stock, 699,878 shares of Series A convertible preferred stock convertible into 58,323 shares of common stock (plus accrued dividends of $691,120 relating to an additional 20,980 common shares), and 2,666,667 shares of Series B convertible preferred stock convertible into 222,222 shares of common stock (plus accrued dividends of $897,518, relating to an additional 49,862 common shares), all totaling 7,748,505 shares of common stock and all common stock equivalents, including accrued preferred stock dividends, outstanding at December 31, 2020.

Common Stock Equity Offerings

ATM Offerings

On May 28, 2019, the Company entered into an at-the-market (“ATM”) equity offering sales agreement (“ATM Sales Agreement”) with Stifel, Nicolaus & Company, Incorporated (“Stifel”), which was amended on April 9, 2021, pursuant to which the Company may issue and sell shares of its common stock from time to time through Stifel as the Company’s sales agent. Sales of the Company’s common stock through Stifel, if any, will be made by any method that is deemed to be an “at-the-market” equity offering as defined in Rule 415 promulgated under the Securities Act of 1933. On March 25, 2021, the Company filed a new shelf registration statement on Form S-3, registering the sale of up to $75 million of the Company’s securities, which registration statement was declared effective on April 5, 2021. Due to the offering limitations currently applicable to the Company under General Instruction I.B.6. of Form S-3 and the Company’s public float as of April 8, 2021, and in accordance with the terms of the ATM Sales Agreement, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $9,000,000 by the filing of a prospectus supplement on April 9, 2021.

The Company records its ATM sales on a settlement date basis. No ATM sales occurred during the three months ended March 31, 2021. The Company sold 0.1 million shares under the ATM for the three months ended March 31, 2020 resulting in net proceeds of approximately $0.4 million.

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

Holders of the Series B Preferred Stock are also entitled to participating dividends whenever dividends in cash, securities (other than shares of the Company’s common stock paid on shares of common stock) or property are paid on common shares or shares of Series A Preferred Stock (as defined below). The amount of the dividends will equal the amount to which the holder would be entitled if all shares of Series B Preferred Stock had been converted to common stock immediately prior to the record date.

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

The Company has not redeemed any of the outstanding Series B Preferred Stock during the three months ended March 31, 2021 and 2020 and from the date of issuance.

The Company has the option of forcing the conversion of all or part of the Series B Preferred Stock if at any time the average closing price of the Company’s common stock for a thirty-trading day period is greater than $65.88 prior to August 2, 2019 or greater than $98.82 at any time. The Company can exercise this option only if it also requires the conversion of the Series A Preferred Stock in the same proportion as it is requiring of the Series B Preferred Stock. The Company did not force the conversion of any of the outstanding Series B Preferred Stock during the three months ended March 31, 2021 and 2020.

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

Additionally, comparison of the original $1.50 conversion price prior to the one-for-twelve reverse stock split on October 21, 2019 of the PIK dividends to the $2.34 commitment date fair value per share on January 30, 2018 indicates that each PIK dividend will accrete $0.84 of BCF as an additional deemed dividend for every $1.50 of PIK dividend accrued. Total deemed dividends for this PIK dividend for the three months ended March 31, 2021 and 2020 were approximately $48,000 and $45,000, respectively.

The accumulated PIK dividends (unpaid) at March 31, 2021 and December 31, 2020 were approximately $1.0 million and $0.9 million, respectively. The Series B Preferred Shares outstanding as of March 31, 2021 and December 31, 2020 was 2,666,667 shares with an aggregate liquidation preference of approximately $5.0 million and $4.9 million, including the accumulated dividends at March 31, 2021 and December 31, 2020, respectively.

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

The Company has the option of forcing the conversion of the Series A Preferred Stock if the trading price for the Company’s common stock is more than two times the applicable conversion price (approximately $32.94 per share) before August 2, 2019, or if the trading price is more than three times the applicable conversion price. The Company has not forced the conversion of any of the outstanding Series A Preferred Stock during the three months ended March 31, 2021 and 2020 and from the date of issuance.

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

Additionally, comparison of the $2.7451, original conversion price of the PIK dividends prior to the one-for-twelve reverse stock split on October 21, 2019, to the $3.315 commitment date fair value per share indicates that each PIK dividend will accrete $0.5699 of BCF as an additional deemed dividend for every $2.7451 of PIK dividend accrued. Total deemed dividends for this PIK dividend for the three months ended March 31, 2021 and 2020 were approximately $9,000 and $10,000, respectively.

The holders of the Series A Preferred Stock have no voting rights. In addition, as long as 255,000 shares of Series A Preferred Stock are outstanding, the Company may not take certain actions without first having obtained the affirmative vote or waiver of the holders of a majority of the outstanding shares of Series A Preferred Stock. The Company has the option at any time after August 2, 2019 to redeem some or all of the outstanding Series A Preferred Stock for an amount in cash equal to the liquidation preference plus the amount of any accrued but unpaid dividends of the Series A Preferred Stock being redeemed. The holders of the Series A Preferred Stock do not have the ability to require the Company to redeem the Series A Preferred Stock. The Company has not redeemed any of the outstanding Series A Preferred Stock during the three months ended March 31, 2021 and 2020 and from the date of issuance.

There was no conversion of the Series A Preferred Stock to common shares during the three months ended March 31, 2021.

The accumulated PIK dividends at March 31, 2021 and December 31, 2020 was approximately $0.7 million. The Series A Preferred Shares outstanding as of March 31, 2021 and December 31, 2020 were 699,878 shares, with an aggregate liquidation preference of approximately $2.7 million and $2.6 million, including the accumulated dividends at March 31, 2021 and December 31, 2020, respectively.

Warrants

The Company’s outstanding warrants at March 31, 2021 and December 31, 2020 are below. These warrants are classified within equity on the consolidated balance sheets.

	March 31,	December 31,
Outstanding Warrants	2021	2020

Issued to Investors on October 25, 2013, entitling the holders to purchase 20,833 common shares in the Company at an exercise price of $138.00 per common share up to and including April 24, 2021. In 2016, 4,954 of these warrants were exchanged for common stock, and all remaining warrant holders agreed to new warrant terms, which excluded any potential net cash settlement provisions in exchange for a reduced exercise price of $75.00 per share (warrants expired subsequent to March 31, 2021).	13,665	13,665
Issued to Investors on November 17, 2014, entitling the holders to purchase 45,577 common shares in the Company at an exercise price of $138.60 per common share up to and including May 16, 2022. On June 30, 2016, the warrant holders agreed to new warrant terms, which excluded any potential net cash settlement provisions in order to classify them as equity in exchange for a reduced exercise price of $75.00 per share.	45,577	45,577
Issued to an investment bank and subsequently transferred to a principal of the investment bank regarding the Series B Preferred Stock investment on January 30, 2018, entitling the holder to purchase 11,119 common shares in the Company at an exercise price of $18.00 per share, up to and including January 30, 2021 (warrants expired).	—	11,119
Total	59,242	70,361

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

On October 28, 2020, the Compensation Committee of the Board granted from the 2020 Plan time-based RSUs to certain of the Company's executive officers, employees, and consultants. Each RSU represents a contingent right to receive, upon vesting, one share of the Company's Common Stock. The number of RSUs granted to executive officers, employees and consultants totaled 243,800 shares. These RSU awards vest in three equal installments on each of the first three anniversaries of the grant date, on October 28, 2021, October 28, 2022 and October 28, 2023. These RSU awards were valued at approximately $656,000, based on the opening price of the Company’s stock on October 28, 2020 at $2.69 per share.

On October 28, 2020, the Compensation Committee of the Board approved a grant of a total of 21,200 shares of common stock to the Company’s four directors. The Company filed a Form S-8 with the SEC, to register the underlying shares of the 2020 Plan on March 25, 2021. All of these common shares were issued on March 31, 2021 and vested immediately upon issuance.

The components of stock-based compensation expense included in the Company’s unaudited condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020 are as follows (rounded to the nearest thousand):

	Three months ended March 31,
	2021	2020
Research and development expenses	$—	$—
General and administrative expenses	60,000	6,000
Total stock-based compensation expense	$60,000	$6,000

Stock option transactions to the employees, directors and consultants are summarized as follows for the three months ended March 31, 2021:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Beginning of the period – January 1, 2021	515,847	$20.23	$14.51
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	(711)	331.80	293.39
End of the period - March 31, 2021	515,136	$19.80	$14.13

Options exercisable	465,410	$20.88	$14.84

A summary of the status of the Company’s non-vested options as of March 31, 2021 and December 31, 2020, and changes during the year ended December 31, 2020 and the three months ended March 31, 2021, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value Grant Date

Non-vested – December 31, 2019	84,873	10.73	5.15

Granted	7,634	4.45	3.28
Vested	(41,552)	10.80	8.29
Forfeited	(1,229)	10.80	8.33
Non-vested – December 31, 2020	49,726	9.71	7.44

Granted	—	—	—
Vested	—	—	—
Forfeited	—	—	—
Non-vested – March 31, 2021	49,726	9.71	7.44

The above tables include options issued and outstanding as of March 31, 2021 as follows:

i. A total of 363,062 incentive stock options and non-qualified 10-year options have been issued, and are outstanding, to the directors, officers, and employees at exercise prices of $3.82 to $325.20 per share. From this total, 127,299 options are held by the Chief Executive Officer, who is also a director, with remaining contractual lives of 4.0 years to 8.7 years. All other options issued to directors, officers, and employees have a remaining contractual life ranging from 0.03 years to 8.7 years.

ii. A total of 152,074 non-qualified 10-year options have been issued, and are outstanding, to consultants at exercise prices of $3.82 to $325.20 per share and have a remaining contractual life ranging from 0.03 years to 9.4 years.

As of March 31, 2021, there was approximately $35,000 of total unrecognized compensation cost related to non-vested stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of approximately 1.89 years. For stock options outstanding at March 31, 2021, the intrinsic value was approximately $222,000. For stock options outstanding at March 31, 2020, the intrinsic value was $0.

The following table provides certain information with respect to the above-referenced stock options that were outstanding and exercisable at March 31, 2021:

	Stock Options Outstanding			Stock Options Vested
	Weighted			Weighted
	Average			Average
	Remaining		Weighted	Remaining		Weighted
	Contractual	Number	Average	Contractual	Number	Average
	Life	of	Exercise	Life	of	Exercise
Exercise Prices	-Years	Awards	Price	-Years	Awards	Price

$ 3.82-$12.48	7.91	225,179	$8.04	7.96	176,332	$7.60
$ 12.49-$24.00	6.32	199,790	$14.19	6.32	198,911	$14.20
$ 24.01-$72.00	4.64	65,333	$55.07	4.64	65,333	$55.07
$ 72.01-$240.00	4.07	24,526	$75.59	4.07	24,526	$75.59
$ 240.01-$325.20	0.03	308	$325.20	0.03	308	$325.20
Total	6.69	515,136	$19.80	6.58	465,410	$20.88

Restricted Stock Awards Outstanding

The following summarizes our RSUs activity:

Weighted
Average
	Number of	Grant Date
	Shares	Fair Value
Total awards outstanding at January 1, 2021	243,800	$2.69
Total shares granted	—	$—
Total shares vested	—	$—
Total shares forfeited	—	$—
Total unvested shares outstanding at March 31, 2021	243,800	$2.69

Scheduled vesting for outstanding RSUs awards at March 31, 2021 is as follows:

	Year Ending December 31,
	2021	2022	2023	Total
Scheduled vesting	81,268	81,267	81,265	243,800

At March 31, 2021, there was approximately $563,000 of net unrecognized compensation cost related to unvested RSUs compensation arrangements. This compensation is recognized on a straight-line basis resulting in approximately $219,000 of compensation expected to be expensed over the next twelve months, and the total unrecognized stock-based compensation expense having a weighted average recognition period of 2.57 years.

Note 7 – Subsequent Events

Subsequent events have been evaluated from the balance sheet date through the date on which the unaudited condensed consolidated financial statements were available to be issued.

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

•	public perception of nuclear energy generally;

•	changes in laws, rules, and regulations governing our business;

•	changes in the political environment;

•	development and utilization of, and challenges to, our intellectual property;

•	the risks associated with potential shareholder activism;

•	potential and contingent liabilities; and

•	the other risks identified in Item 1A. Risk Factors included in our Annual report on Form 10-K for the year ended December 31, 2020.

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

We have built a significant portfolio of patents reflecting years of R&D, and we anticipate testing of our fuel through third party vendors and others, including the United States Department of Energy (DOE) national laboratories. Currently, we are doing all of our R&D activities with the U.S. national laboratories, and are negotiating contracts for additional future scopes of work.

Development of Lightbridge Fuel™

Recent Developments

•

On May 11, 2021, we announced successful demonstration of the manufacturing process for three-lobe, six-foot rods using surrogate materials. This demonstration of Lightbridge’s proprietary manufacturing process uses an internally developed and patented high-temperature coextrusion process. The six-foot length of the surrogate rods is the typical length of the fuel rods used by many small modular reactors (SMRs) now in development and licensing. Future fabrication of high-assay low-enriched uranium (HALEU) rodlets for loop irradiation testing in the Advanced Test Reactor, and ultimately commercial length HALEU fuel rods, will use similar extrusion and casting techniques to create material chemistry and grain structures representative of Lightbridge Fuel™. Performing fabrication development activities with surrogate materials allows Lightbridge to use a broader range of suppliers and is a cost-effective approach as it does not require uranium material.

•

On March 25, 2021, the Company was awarded a second voucher from the DOE’s GAIN program to support development of Lightbridge Fuel™ in collaboration with the Pacific Northwest National Laboratory (PNNL). The scope of the project is to demonstrate Lightbridge’s nuclear fuel casting process using depleted uranium, a key step in the manufacture of Lightbridge Fuel™. The project is anticipated to commence in the first half of 2021. The total project value is approximately $664,000, with three-quarters of this amount funded by DOE for the scope performed by PNNL.

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

•

We expanded our patent portfolio by successfully obtaining two new patents in 2021, in the United States and other key foreign countries. The new patents will help safeguard the Company’s intellectual property, which is an integral component of the Company’s plans to monetize the Lightbridge Fuel™ technology.

Impact of COVID-19 to our Business

The recent COVID-19 pandemic has impacted our business operations and results of operations for the year ended December 31, 2020, resulting in the reduction of our R&D expenses and an increase in our general and administrative expenses due to severance payments made to former employees. The future impacts of the COVID-19 pandemic on our financial position, results of operations and future liquidity and capital resources availability is unknown and uncertain.

In an effort to protect the health and safety of our employees, we took proactive, aggressive action from the earliest signs of the outbreak in China, including working from home and suspending employee travel. In an effort to contain COVID-19 or slow its spread, governments around the world have also enacted various measures, including orders to close all businesses not deemed “essential,” isolate residents to their homes or places of residence, and practice social distancing when engaging in essential activities. However, the effects of the pandemic are fluid and changing rapidly, including with respect to vaccine and treatment developments and deployment and potential mutations of COVID-19.

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

Settlement of Arbitration

On February 11, 2021, the Company entered into a settlement agreement (the “Settlement Agreement”) with Framatome SAS and Framatome Inc. (together, “Framatome”), resolving the pending claims and counterclaims between the parties in arbitration and judicial proceedings related to the parties’ inactive joint venture, Enfission, LLC. Under the terms of the Settlement Agreement, all joint venture agreements were terminated and the joint venture was dissolved on March 23, 2021. Lightbridge paid Framatome on March 15, 2021 approximately $4.2 million for outstanding invoices for work performed by Framatome and other expenses incurred by Framatome.

Availability of Suitable test Loops in the ATR

After the Halden research reactor was shut down in 2018, we embarked on a global search for an alternative for loop irradiation testing of our metallic fuel rods. Ultimately, we settled on the ATR at INL and applied to DOE for and won a GAIN Voucher in December 2019 to kick off our initial collaboration with the U.S. national laboratory complex. Our initial understanding was that we would have access to a government-funded PWR water test loop in the ATR to generate sufficient data to support our lead test assembly (LTA) testing and eliminate the need for lead test rod (LTR) testing in a large commercial reactor. However, while the ATR has enough space for four test loops where fuel rods can be irradiated, the reactor currently has only one such test loop, limiting how much fuel rod material that can be inserted into the reactor as well as its duration in the reactor. We believe that INL could add up to all three additional test loops, which we have determined to be an unmanageable cost for Lightbridge. We plan to work with the government and industry to have those test loops added without Lightbridge paying for them. We believe we have strong arguments for the government to pay most of the cost for the additional test loops.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make a variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. For a discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our financial statements, please see “Critical Accounting Policies and Estimates” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed on March 25, 2021. There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2021.

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

OPERATIONS REVIEW

Financial information is included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Condensed Consolidated Results of Operations – Three Months Ended March 31, 2021 and 2020

The following table presents our historical operating results and the increase (decrease) in amounts for the periods indicated:

	Three months Ended		Increase	Increase
	March 31,		(Decrease)	(Decrease)
	2021	2020	Change $	Change %

Operating Expenses
General and administrative	$1,782,860	$1,936,755	$(153,895)	(8)%
Research and development	$369,450	$389,824	$(20,374)	(5)%
Total Operating Expenses	$2,152,310	$2,326,579	$(174,269)	(7)%

Other Operating Income
Grant income	$103,319	$—	$103,319	—%
Total Other Operating Income	$103,319	$—	$103,319	—%

Total Operating Loss	$(2,048,991)	$(2,326,579)	$277,588	(12)%

Other Income	$37,003	$62,493	$(25,490)	(41)%

Net loss before Income Taxes	$(2,011,988)	$(2,264,086)	$252,098	(11)%

Net Loss	$(2,011,988)	$(2,264,086)	$252,098	(11)%

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

Total general and administrative expenses decreased by approximately $0.2 million for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. There was a decrease in professional fees of approximately $0.1 million primarily due to a decrease in the legal and professional fees relating to the Framatome arbitration, and a decrease in employee compensation and employee benefits of approximately $0.1 million.

Research and Development

Research and development expenses consist primarily of compensation and related fringe benefits including stock-based compensation and related allocable overhead costs for the research and development of our fuel, including work performed.

Total R&D expenses for the three months ended March 31, 2021 and the three months ended March 31, 2020 were consistent period over period as we transitioned to a new fuel development strategy with the DOE’s National Laboratories. There was a decrease in employee compensation and employee benefits of approximately $0.2 million. These decreases were offset by an increase of approximately $0.1 million in outside research and development work and an increase of approximately $0.1 million in patent expense.

Due to the nature of our R&D expenditures, cost and schedule estimates are inherently uncertain and can vary significantly as new information and the outcome of these R&D activities become available. During the first quarter of 2021, we had a decrease in R&D expense compared to 2020, also partially due to the uncertainty of COVID-19 on our future business operations, resulting in budgetary constraints due primarily to current market conditions and the uncertainty of future liquidity and capital resources available to us to conduct our future R&D activities.

Other Operating Income

There was an increase in grant income of approximately $0.1 million for the three months ended March 31, 2021 with a charge to R&D expenses and a corresponding amount to other income. There was no grant income for the three months ended March 31, 2020.

Other Income

There was a decrease in other income was due to a decrease in interest income generated from the interest earned from the purchase of treasury bills and from our bank savings account for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. This decrease was offset by a foreign transaction gain recorded relating to the settlement payment to Framatome.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

Liquidity Outlook

While the Company’s cash balance at March 31, 2021 exceeds its currently budgeted expenditures through the first quarter of 2022, there are inherent uncertainties in forecasting future expenditures, especially forecasting for uncertainties such as future general and administrative costs and R&D costs and how COVID-19 may affect future costs and operations.

At March 31, 2021, we had cash and cash equivalents of approximately $15.2 million, as compared to approximately $21.5 million at December 31, 2020, a decrease of approximately $6.3 million. The Company’s net cash used in operating activities for the three months ended March 31, 2021 was approximately $6.3 million, and current projections indicate that the Company will have continued negative operating cash flows until the commercialization of its nuclear fuel.

We have approximately $14.8 million of working capital as of the date of this filing. We currently project a negative cash flow from our current operations averaging approximately $0.8 million per month for our general and administrative and total R&D expenses, for total expected expenditures of approximately $9 million to $10 million for the next 12 to 15 months. We believe that our current working capital exceeds our budgeted expenditures through the first quarter of 2022. However, there are inherent uncertainties in forecasting future required R&D expenditures, as we are currently working on establishing our first fuel development agreements with the DOE’s National Laboratories. Once many of these agreements are finalized and the future R&D costs are known, we expect to forecast a significantly higher level of future required R&D expenses and higher negative monthly cash flows from operations.

If sufficient funding becomes available to us, our R&D activities may significantly increase in the future. This funding is needed to continue our fuel development project and to achieve our future R&D milestones. COVID-19 may also affect costs and future operations by potentially delaying our work at the DOE’s National Laboratories. The actual amount of cash we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of the R&D work at the DOE’s National Laboratories for our fuel along with cost to commercialize our nuclear fuel. Accordingly, there is high potential for budget variances in the current cost projections and fuel development timelines of our current planned operations over the fuel development period. Currently, we will seek shareholder approval on May 27, 2021 to increase the number of authorized common shares, which is needed in order for us to finance our current and future R&D and corporate activities through future equity financing.

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

The current primary sources of cash available to us for the next 12 months are potential funding from equity issuances, including potential future at-the-market financing under our at-the-market equity offering sales agreement, as amended, with Stifel, Nicolaus & Company, Incorporated, and U.S. government support. The Company has an effective Form S-3 that was filed with the SEC on March 25, 2021 registering the sale of up to $75 million of the Company’s securities and declared effective on April 5, 2021. Due to the offering limitations currently applicable under General Instruction I.B.6. of Form S-3 and the market valuation of our current public float, we are currently limited on the amount of funding available under a new shelf registration statement. We have no debt or lines of credit and we have financed our operations to date through our prior years’ consulting revenue margins and the sale of our preferred stock and common stock. Management believes that public or private equity investments may be available in the future, however adverse market conditions in our common stock price and trading volume, as well as other factors like COVID-19 could substantially impair our ability to raise capital in the future and to continue the nuclear fuel development project.

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

See Note 6. Stockholders’ Equity and Stock-Based Compensation of the Notes to our condensed consolidated financial statements included in Part I. Item 1. Financial Statements, of this Quarterly Report on Form 10-Q for information regarding our prior equity financings.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of March 31, 2021 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Remediation of Previously Identified Material Weakness

Management has concluded that the material weakness in internal control over financial reporting described in Part II, Item 9A, Control and Procedures in our Annual Report on Form 10-K for the year ended December 31, 2020 has been remediated as of March 31, 2021. Management enhanced its existing control process that entails a detailed review of patent costs. The Company has also enhanced its access to accounting literature and documents with an on line research tool and increased its communication among its personnel and third-party professionals, with whom it consults regarding complex accounting applications. Management has evaluated these enhanced controls and has concluded they are designed and operating effectively.

Changes in Internal Control Over Financial Reporting

Other than the changes resulting from the remediation activities described above, there were no changes in the Company’s internal control over financial reporting during the first quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. For a description of legal proceedings involving the Company, see the information set forth below and under Litigation in Note 4. Commitments and Contingencies of the Notes to our unaudited condensed consolidated financial statements in Part I. Item 1. Financial Statements and Supplementary Data, of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

There have been no other material changes to our risk factors from the risk factors previously disclosed in the 2020 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

EXHIBIT INDEX –

Exhibit Number	Description

10.1

Amendment No. 1 to the At-the-Market Equity Offering Sales Agreement, dated May 28, 2019, by and between Lightbridge Corporation and Stifel, Nicolaus & Company, Incorporated (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on April 9, 2021).

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

LIGHTBRIDGE CORPORATION

Date: May 12, 2021	By:	/s/ Seth Grae
	Name:	Seth Grae
	Title:	President, Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Larry Goldman
	Name:	Larry Goldman
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

