Form 10-Q
period 2021-06-30
LIGHTBRIDGE Corp
filed 2021-08-09
CIK 1084554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

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

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s):	Name of Each Exchange on Which Registered:
Common Stock, $0.001 par value	LTBR	The Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non- accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the issuer's common stock, as of August 3, 2021 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	6,597,538

LIGHTBRIDGE CORPORATION

Form 10-Q

JUNE 30, 2021

PART I—FINANCIAL INFORMATION

LIGHTBRIDGE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020

ASSETS
Current Assets
Cash and cash equivalents	$13,855,982	$21,531,665
Other receivables	785,000	—
Prepaid expenses and other current assets	389,461	172,460
Total Current Assets	15,030,443	21,704,125
Other Assets
Trademarks	100,217	85,562
Total Assets	$15,130,660	$21,789,687

Current Liabilities
Accounts payable and accrued liabilities	$539,095	$382,130
Accrued legal settlement costs	675,000	4,200,000
Total Current Liabilities	1,214,095	4,582,130

Commitments and Contingencies - Note 4

Stockholders' Equity
Preferred stock, $0.001 par value, 10,000,000 authorized shares	-	-
Convertible Series A preferred shares, 683,852 shares and 699,878 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively (liquidation preference $2,644,045 and $2,613,025 at June 30, 2021 and December 31, 2020, respectively)	683	699
Convertible Series B preferred shares, 2,666,667 shares issued and outstanding at June 30, 2021 and December 31, 2020 (liquidation preference $5,070,430 and $4,897,517 at June 30, 2021 and December 31, 2020, respectively)	2,667	2,667
Common stock, $0.001 par value, 13,500,000 shares authorized, 6,595,503 shares and 6,567,110 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	6,595	6,567
Additional paid-in capital	146,684,313	146,353,232
Accumulated deficit	(132,777,693)	(129,155,608)
Total Stockholders' Equity	13,916,565	17,207,557
Total Liabilities and Stockholders' Equity	$15,130,660	$21,789,687

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTBRIDGE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue	$—	$—	$—	$—

Operating Expenses
General and administrative	1,515,899	2,028,667	3,298,759	3,965,421
Research and development	273,314	115,776	642,764	505,600
Total Operating Expenses	1,789,213	2,144,443	3,941,523	4,471,021

Other Operating Income
Distribution from joint venture	110,000	—	110,000	—
Grant income	67,794	—	171,113	—
Total Other Operating Income	177,794	—	281,113	—
Operating Loss	(1,611,419)	(2,144,443)	(3,660,410)	(4,471,021)

Other Income
Interest income	1,322	12,337	4,631	74,829
Foreign currency transaction gain	—	—	33,694	—
Total Other Income	1,322	12,337	38,325	74,829

Net Loss Before Income Taxes	(1,610,097)	(2,132,106)	(3,622,085)	(4,396,192)
Income taxes	—	—	—	—
Net Loss	$(1,610,097)	$(2,132,106)	$(3,622,085)	$(4,396,192)

Accumulated preferred stock dividend	(133,313)	(128,238)	(264,747)	(254,149)
Deemed additional dividend on preferred stock dividend due to the beneficial conversion feature	(58,408)	(55,294)	(115,897)	(109,611)

Net loss attributable to common stockholders	$(1,801,818)	$(2,315,638)	$(4,002,729)	$(4,759,952)

Net Loss Per Common Share, Basic and Diluted	$(0.27)	$(0.66)	$(0.61)	$(1.40)
Weighted Average Number of Common Shares Outstanding	6,595,483	3,486,566	6,592,454	3,390,782

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTBRIDGE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2021	2020
Operating Activities
Net Loss	$(3,622,085)	$(4,396,192)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Common stock issued for services	30,000	—
Stock-based compensation	246,403	12,170
Patent write-offs	—	111,850

Changes in operating working capital items:
Other receivables	(785,000)	400,000
Prepaid expenses and other current assets	(217,001)	(207,281)
Accounts payable and accrued liabilities	211,655	543,639
Accrued legal settlement costs	(3,525,000)	—
Net Cash Used in Operating Activities	(7,661,028)	(3,535,814)

Investing Activities
Patents and trademarks	(14,655)	(69,872)
Net Cash Used in Investing Activities	(14,655)	(69,872)

Financing Activities
Net proceeds from issuances of common stock and exercise of stock options	—	2,703,010
Net Cash Provided by Financing Activities	—	2,703,010

Net Decrease in Cash and Cash Equivalents	(7,675,683)	(902,676)

Cash and Cash Equivalents, Beginning of Period	21,531,665	17,958,989

Cash and Cash Equivalents, End of Period	$13,855,982	17,056,313

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period:
Interest paid	$—	$—
Income taxes paid	$—	$—
Non-Cash Financing Activities:
Accumulated preferred stock dividend	$380,644	$363,760
Conversion of Series A convertible preferred stock to common stock and payment of paid-in-kind dividends to Series A preferred stockholder	$17,173	$23,032
Payment of accrued liabilities with common stock	$54,690	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTBRIDGE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND JUNE 30, 2021

	Series A		Series B				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2020	757,770	$757	2,666,667	$2,667	3,252,371	$3,252	$133,932,615	$(114,738,342)	$19,200,949

Conversion of 11,874 preferred shares to 1,255 common shares	(11,874)	(12)	—	—	1,255	1	11	—	—
Shares issued - registered offerings – net of offering costs	—	—	—	—	110,053	111	399,564	—	399,675
Stock-based compensation	—	—	—	—	—	—	6,085	—	6,085
Net loss for the three months ended March 31, 2020	—	—	—	—	—	—	—	(2,264,086)	(2,264,086)
Balance – March 31, 2020	745,896	$745	2,666,667	$2,667	3,363,679	$3,364	$134,338,275	$(117,002,428)	$17,342,623

Conversion of 17,080 preferred shares to 1,847 common shares	(17,080)	(17)	—	—	1,847	2	15	—	—
Shares issued - registered offerings – net of offering costs	—	—	—	—	437,341	437	2,277,885	—	2,278,322
Exercise of 6,548 options at $3.82 each	—	—	—	—	6,548	6	25,007	—	25,013
Stock-based compensation	—	—	—	—	—	—	6,085	—	6,085
Net loss for the three months ended June 30, 2020	—	—	—	—	—	—	—	(2,132,106)	(2,132,106)
Balance – June 30, 2020	728,816	$728	2,666,667	$2,667	3,809,415	$3,809	$136,647,267	$(119,134,534)	$17,519,937

Balance – January 1, 2021	699,878	$699	2,666,667	$2,667	6,567,110	$6,567	$146,353,232	$(129,155,608)	$17,207,557

Shares issued to consultant & directors for services	—	—	—	—	24,200	24	69,666	—	69,690
Stock-based compensation	—	—	—	—	—	—	60,068	—	60,068
Net loss for the three months ended March 31, 2021	—	—	—	—	—	—	—	(2,011,988)	(2,011,988)
Balance – March 31, 2021	699,878	$699	2,666,667	$2,667	6,591,310	$6,591	$146,482,966	$(131,167,596)	$15,325,327

Conversion of 16,026 preferred shares to 1,846 common shares	(16,026)	(16)	—	—	1,846	2	14	—	—
Shares issued to consultant for services	—	—	—	—	2,347	2	14,998	—	15,000
Stock-based compensation	—	—	—	—	—	—	186,335	—	186,335
Net loss for the three months ended June 30, 2021	—	—	—	—	—	—	—	(1,610,097)	(1,610,097)
Balance – June 30, 2021	683,852	$683	2,666,667	$2,667	6,595,503	$6,595	$146,684,313	$(132,777,693)	$13,916,565

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTBRIDGE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation, Summary of Significant Accounting Policies, and Nature of Operations

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Lightbridge Corporation and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America, including a summary of the Company's significant accounting policies, have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2020, included in our Annual Report on Form 10-K for the year ended December 31, 2020.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three and six-month period have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms "Lightbridge", "Company," "we," "us" or "our" mean Lightbridge Corporation and all entities included in our condensed consolidated financial statements.

The Company was formed on October 6, 2006, when Thorium Power, Ltd., which was incorporated in the state of Nevada on February 2, 1999, merged with Thorium Power, Inc. ("TPI"), which was incorporated in the state of Delaware on January 8, 1992 (subsequently and collectively referred to as "we" or the "Company"). On September 29, 2009, the Company changed its name from Thorium Power, Ltd. to Lightbridge Corporation and began its focus on developing and commercializing metallic nuclear fuels. The Company is a nuclear fuel technology company developing and working to commercialize it next generation nuclear fuel technology.

Going Concern, Liquidity and Management's Plan

The Company's available working capital at June 30, 2021 does not exceed its currently anticipated expenditures through the second quarter of 2022. There are inherent uncertainties in forecasting future expenditures, especially forecasting for uncertainties such as future research and development (R&D) costs and how the COVID-19 outbreak, including the emergence and spread of variant strains of the virus, may affect future costs and operations. Also, the cash requirements of the Company's future planned operations to commercialize its nuclear fuel, including any additional expenditures that may result from unexpected developments, requires it to raise significant additional capital, including receiving government support. Taking into account these uncertainties as well as the updated projected fuel development timeline of 15-20 years to commercialization, projected operational costs to keep the fuel development project on schedule and the various risks of developing and commercializing its nuclear fuel, these factors raise substantial doubt about the Company's ability to continue as a going concern for the 12 months following the date of this filing. To the extent any uncertainties reduce the Company's liquidity for the next 12 months, the Company will consider, if available, additional debt or equity raises and delaying certain expenditures, including delaying R&D expenses, until sufficient capital becomes available.

At June 30, 2021, the Company had approximately $13.8 million in cash and had a working capital surplus of approximately $13.8 million. The Company's net cash used in operating activities for the six months ended June 30, 2021 was approximately $7.7 million, and current projections indicate that the Company will have continued negative cash flows for the foreseeable future. Net losses incurred for the six months ended June 30, 2021 and 2020 amounted to approximately $(3.6) million and $(4.4) million, respectively. As of June 30, 2021, the Company had an accumulated deficit of approximately $132.8 million, representative of recurring losses since inception. The Company will continue to incur losses because it is in the early development stage of commercializing its nuclear fuel.

The Company's plans to fund future operations include: (1) raising additional capital through future equity issuances or convertible debt financings; (2) additional funding through new relationships to help fund future R&D costs; and (3) seeking other sources of capital. The Company may issue securities, including common stock, preferred stock, and stock purchase contracts through private placement transactions or registered public offerings, pursuant to current and future registration statements. The current Form S-3 was filed with the SEC on March 25, 2021 registering the sale of up to $75 million of the Company's securities and declared effective on April 5, 2021. There can be no assurance as to the future availability of equity capital or the acceptability of the terms upon which financing and capital might become available. The Company's future liquidity needs to develop its nuclear fuel are long-term, and the ability to address those needs and to raise capital will largely be determined by the success of the development of its nuclear fuel, key nuclear development and government regulatory events, and its business decisions in the future.

Basis of Consolidation

These condensed consolidated financial statements include the accounts of Lightbridge, a Nevada corporation, and the Company's wholly-owned subsidiaries, TPI, a Delaware corporation, and Lightbridge International Holding LLC, a Delaware limited liability company. These wholly-owned subsidiaries are inactive. All significant intercompany transactions and balances have been eliminated in consolidation.

Certain Risks, Uncertainties and Concentrations

The Company will need additional funding by way of a combination of strategic alliances, government grants, further offerings of equity securities, or an offering of debt securities in order to support its future R&D activities required to further enhance and complete the development of its fuel products to a proof of concept stage and a commercial stage thereafter.

There can be no assurance that the Company will be able to successfully continue to conduct its operations if there is a lack of financial resources available in the future to continue its fuel development, and a failure to do so would have a material adverse effect on the Company's future R&D activities, financial position, results of operations, and cash flows. Also, the success of the Company's operations will be subject to other numerous contingencies, some of which are beyond management's control. These contingencies include general and regional economic conditions, contingent liabilities, potential competition with other nuclear fuel developers, including those entities developing accident tolerant fuels, changes in government regulations, support for nuclear power, changes in accounting and taxation standards, inability to achieve overall long-term goals, future impairment charges to its assets, and global or regional catastrophic events. The Company may also be subject to various additional political, economic, and other uncertainties.

On January 30, 2020, the World Health Organization ("WHO") announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the "COVID-19 outbreak") and the risk to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak a pandemic, based on increased exposure globally. The current spread of COVID-19, including the emergence and spread of variant strains of the virus, that is impacting global economic activity and market conditions could lead to adverse changes in the Company's ability to conduct R&D activities with the United States national labs and others. The COVID-19 outbreak has impacted our business operations and results of operations for the six months ended June 30, 2021 and year ended December 31, 2020, resulting in the reduction of R&D expenses and an increase in general and administrative expenses due to severance payments to former employees. However, the effects of the pandemic are fluid and changing rapidly, including with respect to vaccine and treatment developments and deployment and potential mutations of COVID-19. While the Company continues to monitor the impact of COVID-19 on its business, the Company is unable to accurately predict the ultimate impact on future results of operations, financial condition and liquidity that COVID-19 will have due to various uncertainties, including the geographic spread of the virus, the severity of the disease, the duration of the outbreak, and actions that may be taken by governmental authorities and other third-parties.

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

In the absence of applicable guidance under U.S. generally accepted accounting principles ("U.S. GAAP"), the Company's management developed a policy to recognize grant income at the time the related costs are incurred and the right to payment is realized.

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

The Company recognized grant income of approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2021, respectively. There was no grant income for the three and six months ended June 30, 2020.

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

Beginning January 1, 2021, patent filing fees with patent granting agencies and legal fees directly relating to those filings, incurred to file patent applications were expensed as the Company believes that there is not a high likelihood that there will be a future economic benefit associated with the patents, due to the uncertainties in the current fuel development timelines and the patents being commercialized. The Company continues to expense patent annuity fees as these fees are maintenance fees required by the patent office at certain points in time after a patent is granted, in order to keep the patent legal rights in force. As of June 30, 2021, and December 31, 2020 the carrying value of the patents on the balance sheets was $0.

Costs for filing and legal fees for trademark applications are capitalized. Trademarks are considered intangible assets with an indefinite useful life and therefore should not be amortized. The Company performed an impairment test in the fourth quarter of 2020 and no impairment of the trademarks was identified. As of June 30, 2021 and December 31, 2020, the carrying value of trademarks was approximately $0.1 million.

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

Recent Accounting Pronouncements – To Be Adopted

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models will result in fewer embedded conversion features being separately recognized from the host contract as compared with current U.S. GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity's own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective July 1, 2024, for the Company. Early adoption is permitted, but no earlier than January 1, 2021, including interim periods within that year. Management is currently evaluating the effect of the adoption of ASU 2020-06 on the consolidated financial statements and related footnote disclosures.

Note 2. Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period except that it does not include unvested common shares subject to repurchase or cancellation. Diluted net income per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, warrants and convertible preferred shares (see Note 6. Stockholders' Equity and Stock-Based Compensation).

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

The following table sets forth the computation of the basic and diluted loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Basic
Numerator:
Net loss attributable to common stockholders	$(1,801,818)	$(2,315,638)	$(4,002,729)	$(4,759,952)
Denominator:
Weighted-average common shares outstanding	6,595,483	3,486,566	6,592,454	3,390,782
Basic net loss per share	$(0.27)	$(0.66)	$(0.61)	(1.40)

Diluted
Numerator:
Net loss attributable to common stockholders, basic	$(1,801,818)	$(2,315,638)	$(4,002,729)	$(4,759,952)
Effect of dilutive securities	—	—	—	—
Net loss, diluted	$(1,801,818)	$(2,315,638)	$(4,002,729)	$(4,759,952)
Denominator:
Weighted average common shares outstanding - basic
Potential common share issuances:	6,595,483	3,486,566	6,592,454	3,390,782
Incremental dilutive shares from equity instruments (treasury stock method)	—	—	—	—
Weighted-average common shares outstanding	6,595,483	3,486,566	6,592,454	3,390,782
Diluted net loss per share	$(0.27)	$(0.66)	$(0.61)	$(1.40)

The following outstanding securities have been excluded from the computation of diluted weighted shares outstanding for the periods noted below, as they would have been anti-dilutive due to the Company's losses for the three and six months ended June 30, 2021 and 2020 and because the exercise price of certain of these outstanding securities was greater than the average closing price of the Company's common stock:

	Three and Six Months Ended
	June 30,
	2021	2020
Warrants outstanding	45,577	70,361
Stock options outstanding	563,734	508,762
RSUs outstanding	243,800	—
Series A convertible preferred stock to common shares	80,235	79,744
Series B convertible preferred stock to common shares	281,690	262,805
Total	1,215,036	921,672

Note 3. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (rounded to the nearest thousand):

	June 30,	December 31,
	2021	2020

Trade payables	$65,000	$233,000
Accrued bonuses	340,000	—
Accrued legal and consulting expenses	128,000	146,000
Accrued expenses	6,000	3,000
Total	$539,000	$382,000

Note 4. Commitments and Contingencies

Commitments

Operating Leases

The Company leases office space for a 12-month term with a monthly payment of approximately $11,000. The Company entered into a new lease on January 1, 2021 through December 31, 2021.

The future minimum lease payments required under the Company's non-cancellable operating leases for 2021 total approximately $0.1 million. Total rent expense for the six months ended June 30, 2021 and 2020 was $0.1 million for both periods.

Contingency

Settlement of Arbitration

On February 11, 2021, the Company entered into a settlement agreement (the "Settlement Agreement") with Framatome SAS and Framatome Inc. (together, "Framatome"), resolving the pending claims and counterclaims between the parties in arbitration and judicial proceedings related to the parties' inactive joint venture, Enfission, LLC. Under the terms of the Settlement Agreement, all joint venture agreements were terminated and the joint venture was dissolved on March 23, 2021. The Company accrued $4.2 million related to the Settlement Agreement at December 31, 2020. The Company paid Framatome approximately $4.2 million for outstanding invoices for work performed by Framatome and other expenses incurred by Framatome on March 15, 2021. Additionally, the Company recorded an approximate $34,000 foreign currency transaction gain related to the settlement payment for the six months ended June 30, 2021. The Company expects to receive approximately a $110,000 distribution relating to the dissolution and wind-down of Enfission, which is included in other receivables on the condensed consolidated balance sheet at June 30, 2021.

Mediation Settlement

A former Chief Financial Officer of the Company filed a complaint against the Company with the US Occupational Safety and Health Administration ("OSHA") on March 9, 2015. This complaint was dismissed by OSHA in January 2018 without any findings against the Company. On March 14, 2018, an appeal was filed with the U.S Department of Labor Office of Administrative Law Judges ("OALJ"). On September 6, 2019, the Company filed a motion for summary decision seeking a decision in its favor as a matter of law. The motion for summary judgement was denied on September 30, 2020. The complaint was mediated on May 13, 2021 and the parties subsequently reached an agreement to resolve all claims for the total monetary sum of approximately $675,000 in exchange for a dismissal of the pending litigation, full release of all claims against the Company, and other conditions. On July 13, 2021, the settlement agreement was finalized by both parties and the Company applied for court approval by the OALJ assigned to this matter. The settlement was approved by the OALJ on July 22, 2021. The Company will issue the settlement payment and the insurers will reimburse the Company for the $675,000 settlement payment. The settlement sum was authorized and approved by the Company's insurers. This reimbursement amount of $675,000 is recorded in other receivables and the settlement amount of $675,000 is accrued as legal settlement costs on the condensed consolidated balance sheet at June 30, 2021.

As of June 30, 2021 and December 31, 2020, legal fees of approximately $27,000 and $13,000 were owed in connection with the mediation, and are expected to be paid in full by the Company's insurance carriers.

Note 5. Research and Development Costs

On December 19, 2019, the Company was awarded a voucher from the U.S. Department of Energy's (DOE) Gateway for Accelerated Innovation in Nuclear (GAIN) program to support development of Lightbridge Fuel™ in collaboration with Idaho National Laboratory (INL). The scope of the project included experiment design for irradiation of Lightbridge metallic fuel material samples in the Advanced Test Reactor (ATR) at INL. On April 22, 2020, the Company entered into a Cooperative Research and Development Agreement (CRADA) with Battelle Energy Alliance, LLC, the operating contractor of INL, in collaboration with DOE. Signing the CRADA was the last step in the contracting process to formalize a voucher award from the GAIN program. The project commenced in the second quarter of 2020. The initial total project value was estimated at approximately $846,000, with three-quarters of this amount expected to be funded by DOE for the scope performed by INL and the remaining amount funded by Lightbridge, by providing in-kind services to the project.

For the three months and six months ended June 30, 2021, the Company recorded approximately $0.1 million and $0.2 million of work that was completed by INL that caused the DOE to incur payment obligations related to the GAIN voucher, respectively. This amount was recorded as grant income in Other Operating Income section of the condensed consolidated statement of operations and the corresponding amount as research and development expenses. The cumulative amount from September 1, 2020, to June 30, 2021, of $0.2 million was recorded as grant income. As of June 30, 2021, there is approximately $0.4 million in grant income that will be recognized in future periods upon completion of certain grant milestones. The Company completed a contract extension for the INL GAIN voucher in January 2021. The period of performance now runs through September 30, 2021. The Company currently expects that INL GAIN project will be completed within this period of performance, with a significantly reduced total project cost.

On March 25, 2021, the Company was awarded a second voucher from the DOE's GAIN program to support development of Lightbridge Fuel™ in collaboration with the Pacific Northwest National Laboratory (PNNL). The scope of the project is to demonstrate Lightbridge's nuclear fuel casting process using depleted uranium, a key step in the manufacture of Lightbridge Fuel™. The project commenced in July 2021. The total project value is approximately $663,000, with three-quarters of this amount funded by DOE for the scope performed by PNNL. On July 8, 2021, the Company entered into a CRADA with the Battelle Memorial Institute, Pacific Northwest Division, the operating contractor of the PNNL, in collaboration with the DOE, as also described in Note 7. Subsequent Events below.

Note 6. Stockholders' Equity and Stock-Based Compensation

On June 28, 2021, at our annual shareholder meeting, the shareholders' approved an amendment to the Articles of Incorporation of the Company to increase the number of authorized shares of common stock from 8,333,333 shares to 13,500,000 shares and an amendment to the Lightbridge Corporation 2020 Omnibus Incentive Plan to increase the number of shares of common stock available for issuance under this Incentive Plan from 350,000 shares to 650,000 shares.

At June 30, 2021, the Company had 6,595,503 common shares outstanding. Also outstanding were warrants relating to 45,577 shares of common stock, stock options relating to 563,734 shares of common stock, 243,800 restricted shares units of common stock, 683,852 shares of Series A convertible preferred stock convertible into 56,988 shares of common stock (plus accrued dividends of an additional 23,247 common shares), and 2,666,667 shares of Series B convertible preferred stock convertible into 222,222 shares of common stock (plus accrued dividends of an additional 59,468 common shares), all totalling 7,810,539 shares of common stock and all common stock equivalents, including the accrued preferred stock dividends, outstanding at June 30, 2021.

At December 31, 2020, the Company had 6,567,110 common shares outstanding. Also outstanding were warrants relating to 70,361 shares of common stock, stock options relating to 515,847 shares of common stock, 243,800 restricted shares units of common stock, 699,878 shares of Series A convertible preferred stock convertible into 58,323 shares of common stock (plus accrued dividends of $691,120 relating to an additional 20,980 common shares), and 2,666,667 shares of Series B convertible preferred stock convertible into 222,222 shares of common stock (plus accrued dividends of $897,518, relating to an additional 49,862 common shares), all totalling 7,748,505 shares of common stock and all common stock equivalents, including accrued preferred stock dividends, outstanding at December 31, 2020.

Common Stock Equity Offerings

ATM Offerings

On May 28, 2019, the Company entered into an at-the-market ("ATM") equity offering sales agreement ("ATM Sales Agreement") with Stifel, Nicolaus & Company, Incorporated ("Stifel"), which was amended on April 9, 2021, pursuant to which the Company may issue and sell shares of its common stock from time to time through Stifel as the Company's sales agent. Sales of the Company's common stock through Stifel, if any, will be made by any method that is deemed to be an "at-the-market" equity offering as defined in Rule 415 promulgated under the Securities Act of 1933. On March 25, 2021, the Company filed a new shelf registration statement on Form S-3, registering the sale of up to $75 million of the Company's securities, which registration statement was declared effective on April 5, 2021. Due to the offering limitations currently applicable to the Company under General Instruction I.B.6. of Form S-3 and the Company's public float as of April 8, 2021, and in accordance with the terms of the ATM Sales Agreement, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $9,000,000 pursuant to the prospectus supplement filed with the SEC on April 9, 2021.

The Company records its ATM sales on a settlement date basis. No ATM sales occurred during the six months ended June 30, 2021. The Company sold approximately 0.5 million shares under the ATM for the six months ended June 30, 2020 resulting in net proceeds of approximately $2.7 million.

Preferred Stock Equity Offerings

Series A Preferred Stock - Securities Purchase Agreement

On August 2, 2016, the Company issued 1,020,000 shares of newly created Non-Voting Series A Convertible Preferred Stock (the "Series A Preferred Stock") to General International Holdings, Inc. for $2.8 million or approximately $2.75 per share. Dividends accrue on the Series A Preferred Stock at the rate of 7% per year and will be paid in-kind through an increase in the liquidation preference per share. The liquidation preference, initially $2.7451 per share of Series A Preferred Stock, is the base that is also used to determine the number of common shares into which the Series A Preferred Stock will convert as well as the calculation of the 7% dividend. Each share of Series A Preferred Stock is convertible at the option of the holder into such number of shares of the Company's common stock equal to the liquidation preference divided by the conversion price of $32.94 per share subject to adjustments in the case of stock splits and stock dividends.

Holders of the Series A Preferred Stock are also entitled to participating dividends whenever dividends in cash, securities (other than shares of the Company's common stock) or property are paid on common shares. The amount of the dividends is the amount to which the holder would be entitled if all shares of Series A Preferred Stock had been converted to common stock immediately prior to the record date.

The Company has the option of forcing the conversion of the Series A Preferred Stock if the trading price for the Company's common stock is more than two times the applicable conversion price (approximately $32.94 per share) before August 2, 2019, or if the trading price is more than three times the applicable conversion price. The Company has not forced the conversion of any of the outstanding Series A Preferred Stock during the six months ended June 30, 2021 and 2020 and from the date of issuance.

The Series A Preferred Stock was initially convertible into 1,020,000 shares of common stock (now convertible into 85,000 common shares when adjusted for the one-for-twelve reverse stock split on October 21, 2019). The average of the high and low market prices of the common stock on August 6, 2016, the date of the closing of the sale of the Series A Preferred Stock, was approximately 39.78 per share. At $39.78 per share the common stock into which the Series A Preferred Stock was initially convertible was valued at approximately $3.4 million. This amount was compared to the $2.8 million of proceeds of the Series A Preferred Stock to indicate that a beneficial conversion feature ("BCF") of approximately $0.6 million existed at the date of issuance in 2016, which was immediately accreted as a deemed dividend because the conversion rights were immediately effective.

Additionally, comparison of the $2.7451, original conversion price of the PIK dividends prior to the one-for-twelve reverse stock split on October 21, 2019, to the $3.315 commitment date fair value per share indicates that each PIK dividend will accrete $0.5699 of BCF as an additional deemed dividend for every $2.7451 of PIK dividend accrued. Total deemed dividends for this PIK dividend for the three months ended June 30, 2021 and 2020 were approximately $9,000 and for each of the six months ended June 30, 2021 and 2020 were approximately $19,000.

The holders of the Series A Preferred Stock have no voting rights. In addition, as long as 255,000 shares of Series A Preferred Stock are outstanding, the Company may not take certain actions without first having obtained the affirmative vote or waiver of the holders of a majority of the outstanding shares of Series A Preferred Stock. The Company has the option at any time after August 2, 2019 to redeem some or all of the outstanding Series A Preferred Stock for an amount in cash equal to the liquidation preference plus the amount of any accrued but unpaid dividends of the Series A Preferred Stock being redeemed. The holders of the Series A Preferred Stock do not have the ability to require the Company to redeem the Series A Preferred Stock. The Company has not redeemed any of the outstanding Series A Preferred Stock during the six months ended June 30, 2021 and 2020 and from the date of issuance.

On April 8, 2021, the holder of the Series A Preferred Shares converted 16,026 preferred shares into 1,846 common shares. During the year ended December 31, 2020, the holder of the Series A Preferred Shares converted a total of 57,892 preferred shares into 6,327 common shares.

The accumulated PIK dividends at June 30, 2021 and December 31, 2020 was approximately $0.8 million and $0.7 million, respectively. The Series A Preferred Shares outstanding as of June 30, 2021 and December 31, 2020 were 683,852 shares and 699,878 shares, respectively, with an aggregate liquidation preference of approximately $2.6 million and $2.6 million, including the accumulated dividends at June 30, 2021 and December 31, 2020, respectively.

Series B Preferred Stock - Securities Purchase Agreement

On January 30, 2018, the Company issued 2,666,667 shares of newly created Non-Voting Series B Convertible Preferred Stock (the "Series B Preferred Stock") and associated warrants to purchase up to 55,555 shares of the Company's common stock to the several purchasers for approximately $4.0 million or approximately $1.50 per share of Series B Preferred Stock and associated warrant. Dividends accrue on the Series B Preferred Stock at the rate of 7% per year and will be paid in-kind through an increase in the liquidation preference per share. The liquidation preference, initially $1.50 per share of Series B Preferred Stock, is the base that is also used to determine the number of common shares into which the Series B Preferred Stock will convert as well as the calculation of the 7% dividend. Each share of Series B Preferred Stock is convertible at the option of the holder into such number of shares of the Company's common stock equal to the liquidation preference divided by the conversion price of $18 per share subject to adjustments in the case of stock splits and stock dividends.

Holders of the Series B Preferred Stock are also entitled to participating dividends whenever dividends in cash, securities (other than shares of the Company's common stock paid on shares of common stock) or property are paid on common shares or shares of Series A Preferred Stock (as defined below). The amount of the dividends will equal the amount to which the holder would be entitled if all shares of Series B Preferred Stock had been converted to common stock immediately prior to the record date.

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

The Company has not redeemed any of the outstanding Series B Preferred Stock during the six months ended June 30, 2021 and 2020 and from the date of issuance.

The Company has the option of forcing the conversion of all or part of the Series B Preferred Stock if at any time the average closing price of the Company's common stock for a thirty-trading day period is greater than $65.88 prior to August 2, 2019 or greater than $98.82 at any time. The Company can exercise this option only if it also requires the conversion of the Series A Preferred Stock in the same proportion as it is requiring of the Series B Preferred Stock. The Company did not force the conversion of any of the outstanding Series B Preferred Stock during the six months ended June 30, 2021 and 2020.

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

Additionally, comparison of the original $1.50 conversion price prior to the one-for-twelve reverse stock split on October 21, 2019 of the PIK dividends to the $2.34 commitment date fair value per share on January 30, 2018 indicates that each PIK dividend will accrete 0.84 of BCF as an additional deemed dividend for every $1.50 of PIK dividend accrued. Total deemed dividends for this PIK dividend for the three months ended June 30, 2021 and 2020 were approximately $49,000 and $45,000, respectively and for the six months ended June 30, 2021 and 2020 were approximately $97,000 and $90,000, respectively.

The accumulated PIK dividends (unpaid) at June 30, 2021 and December 31, 2020 were approximately $1.1 million and $0.9 million, respectively. The Series B Preferred Shares outstanding as of June 30, 2021 and December 31, 2020 was 2,666,667 shares with an aggregate liquidation preference of approximately $5.0 million and $4.9 million, including the accumulated dividends at June 30, 2021 and December 31, 2020, respectively.

Warrants

The Company's outstanding warrants at June 30, 2021 and December 31, 2020 are below. These warrants are classified within equity on the unaudited condensed consolidated balance sheets.

	June 30,	December 31,
Outstanding Warrants	2021	2020

Issued to Investors on October 25, 2013, entitling the holders to purchase 20,833 common shares in the Company at an exercise price of $138.00 per common share up to and including April 24, 2021. In 2016, 4,954 of these warrants were exchanged for common stock, and all remaining warrant holders agreed to new warrant terms, which excluded any potential net cash settlement provisions in exchange for a reduced exercise price of $75.00 per share (warrants expired).	—	13,665
Issued to Investors on November 17, 2014, entitling the holders to purchase 45,577 common shares in the Company at an exercise price of $138.60 per common share up to and including May 16, 2022. On June 30, 2016, the warrant holders agreed to new warrant terms, which excluded any potential net cash settlement provisions in order to classify them as equity in exchange for a reduced exercise price of $75.00 per share.	45,577	45,577
Issued to an investment bank and subsequently transferred to a principal of the investment bank regarding the Series B Preferred Stock investment on January 30, 2018, entitling the holder to purchase 11,119 common shares in the Company at an exercise price of $18.00 per share, up to and including January 30, 2021 (warrants expired).	—	11,119
Total	45,577	70,361

Stock-based Compensation – Stock Options

Adoption of 2020 Stock Plan

On March 9, 2020, the Board of Directors adopted the Company's 2020 Omnibus Incentive Plan (the "2020 Plan"). On September 3, 2020, the shareholders approved the 2020 Plan to authorize grants of the following types of awards (a) Options, (b) Stock Appreciation Rights, (c) Restricted Stock and Restricted Stock Units ("RSUs"), and (d) Other Stock-Based and Cash-Based Awards. On June 28, 2021, the Company's shareholders voted to amend the 2020 Plan to increase the number of shares available for award under the 2020 Plan to 650,000 shares available for grant from 350,000 shares.

On October 28, 2020, the Compensation Committee of the Board granted from the 2020 Plan time-based RSUs to certain of the Company's executive officers, employees, and consultants. Each RSU represents a contingent right to receive, upon vesting, one share of the Company's Common Stock. The number of RSUs granted to executive officers, employees and consultants totalled 243,800 shares. These RSU awards vest in three equal instalments on each of the first three annual anniversaries of the grant date, on October 28, 2021, October 28, 2022 and October 28, 2023. These RSU awards were valued at approximately $656,000, based on the opening price of the Company's stock on October 28, 2020 at $2.69 per share.

On October 28, 2020, the Compensation Committee of the Board approved a grant of a total of 21,200 shares of common stock to the Company's four directors. The Company filed a Form S-8 with the SEC, to register the underlying shares of the 2020 Plan on March 25, 2021. All of these common shares were issued on March 31, 2021 and vested immediately upon issuance. During the six months ended June 30, 2021, the Company issued 52,903 stock options to consultants and 5,347 common shares were issued to our IR consultant.

The 2021 options issued for the consultants of the Company were assigned a fair value ranging from $2.08 per share to $2.80 per share (total fair value of $125,000). The value was determined using Black-Scholes pricing model. The following assumptions were used in the Black-Scholes pricing model:

Expected volatility	113.12% to 131.85%
Risk free interest rate	0.06% to 0.16%
Dividend yield rate	0
Weighted average years	1-2 years
Closing price per share – common stock	$$4.55 to $6.51

The components of stock-based compensation expense included in the Company's unaudited condensed consolidated statements of operations for the three months and six months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

General and administrative expenses	$186,335	$6,085	$246,403	$12,170
Total stock-based compensation expense	$186,335	$6,085	$246,403	$12,170

Stock option transactions to the employees, directors and consultants are summarized as follows for the six months ended June 30, 2021:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Beginning of the period – January 1, 2021	515,847	$20.23	$14.51
Granted	52,903	6.77	2.36
Exercised	—	—	—
Forfeited	(3,997)	62.52	43.63
Expired	(1,019)	329.81	291.73
End of the period – June 30, 2021	563,734	$18.11	$12.66

Options exercisable	514,008	$18.92	$13.17

A summary of the status of the Company's non-vested options as of June 30, 2021 and December 31, 2020, and changes during the year ended December 31, 2020 and the six months ended June 30, 2021, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value Grant Date

Non-vested – December 31, 2019	84,873	10.73	5.15

Granted	7,634	4.45	3.28
Vested	(41,552)	10.80	8.29
Forfeited	(1,229)	10.80	8.33
Non-vested – December 31, 2020	49,726	9.71	7.44

Granted	52,903	6.77	2.36
Vested	(52,903)	6.77	2.36
Forfeited	—	—	—
Non-vested – June 30, 2021	49,726	9.71	7.44

The above tables include options issued and outstanding as of June 30, 2021 as follows:

i. A total of 362,908 incentive stock options and non-qualified 10-year options have been issued, and are outstanding, to the directors, officers, and employees at exercise prices of $3.82 to $75.60 per share. From this total, 127,299 options are held by the Chief Executive Officer, who is also a director, with remaining contractual lives of 3.8 years to 8.4 years. All other options issued to directors, officers, and employees have a remaining contractual life ranging from 3.8 years to 8.4 years.

ii. A total of 200,826 non-qualified 1 to 10-year options have been issued, and are outstanding, to consultants at exercise prices of $3.82 to $75.60 per share and have a remaining contractual life ranging from 0.8 years to 9.2 years.

As of June 30, 2021, there was approximately $29,000 of total unrecognized compensation cost related to non-vested stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of approximately 1.74 years. For stock options outstanding at June 30, 2021 and December 31, 2020, the intrinsic value was approximately $352,000 and $33,000, respectively. For those vested stock options at June 30, 2021 and December 31, 2020, the intrinsic value was approximately $330,000 and $33,000, respectively.

The following table provides certain information with respect to the above-referenced stock options that were outstanding and exercisable at June 30, 2021:

	Stock Options Outstanding			Stock Options Vested
	Weighted			Weighted
	Average			Average
	Remaining		Weighted	Remaining		Weighted
	Contractual	Number	Average	Contractual	Number	Average
	Life	of	Exercise	Life	of	Exercise
Exercise Prices	-Years	Awards	Price	-Years	Awards	Price

$ 3.82-$9.00	5.69	145,218	$5.06	5.44	134,753	$5.03
$ 9.01-$12.48	7.10	132,864	$10.80	7.10	94,482	$10.80
$ 12.49-$24.00	5.64	199,790	$14.19	5.63	198,911	$14.20
$ 24.01-$72.00	4.22	62,771	$55.07	4.22	62,771	$55.07
$ 72.01-$75.60	3.66	23,091	$75.59	3.66	23,091	$75.59
Total	5.76	563,734	$18.11	5.59	514,008	$18.92

Restricted Stock Awards Outstanding

The following summarizes our RSUs activity:

Weighted
Average
	Number of	Grant Date
	Shares	Fair Value
Total awards outstanding at January 1, 2021	243,800	$2.69
Total shares granted	—	$—
Total shares vested	—	$—
Total shares forfeited	—	$—
Total unvested shares outstanding at June 30, 2021	243,800	$2.69

Scheduled vesting for outstanding RSUs awards at June 30, 2021 is as follows:

	Year Ending December 31,
	2021	2022	2023	Total
Scheduled vesting	81,268	81,267	81,265	243,800

At June 30, 2021, there was approximately $508,000 of net unrecognized compensation cost related to unvested RSUs compensation arrangements. This compensation is recognized on a straight-line basis resulting in approximately $219,000 of compensation expected to be expensed over the next twelve months, and the total unrecognized stock-based compensation expense having a weighted average recognition period of 2.32 years.

Note 7 – Subsequent Events

Mediation Settlement

On July 13, 2021 a mediation settlement was reached (see Note 4).

Cooperative Research and Development Agreement

On July 14, 2021 the Company executed a CRADA with the Battelle Memorial Institute, Pacific Northwest Division, the operating contractor of the PNNL, in collaboration with the DOE. The project is anticipated to commence in the third quarter of 2021. The total project value is approximately $663,000, with three-quarters of this amount funded by DOE for the scope performed by PNNL.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. We use words such as "believe", "expect", "anticipate", "project", "target", "plan", "optimistic", "intend", "aim", "will", or similar expressions, which are intended to identify forward-looking statements. Such statements include, among others:

•	those concerning market and business segment growth, demand, and acceptance of our nuclear fuel technology and other steps to commercialization of Lightbridge Fuel™;

•	any projections of sales, earnings, revenue, margins, or other financial items;

•	any statements of the plans, strategies, and objectives of management for future operations and the timing and outcome of the development of our nuclear fuel technology;

•	any statements regarding future economic conditions or performance;

•	uncertainties related to conducting business in foreign countries;

•	any statements about future financings and liquidity

•	the Company's anticipated financial resources and position; and

•	all assumptions, expectations, predictions, intentions, or beliefs about future events and other statements that are not historical facts

You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, as well as assumptions that if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties, among others, include:

•

our ability to commercialize our nuclear fuel technology, including risks related to the design and testing of nuclear fuel incorporating our technology and the degree of market adoption of the Company's product and service offerings;

•	dependence on strategic partners;

•	our ability to fund general corporate overhead and outside research and development costs;

•	the demand for fuel for nuclear reactors, including small modular reactors, and our ability to attract new customers;

•	our ability to manage the business effectively in a rapidly evolving market;

•	our ability to employ and retain qualified employees and consultants that have experience in the nuclear industry;

•	competition and competitive factors in the markets in which we compete, including from accident tolerant fuels;

•	the availability of nuclear test reactors and the risks associated with unexpected changes in our nuclear fuel development timeline;

•	the increased costs associated with metallization of our nuclear fuel;

•	risks associated with the further spread and uncertainty of COVID-19, including the ultimate impact of COVID-19 on people, economies, our ability to access capital markets, the Company's financial position, results of operations or liquidity;

•	public perception of nuclear energy generally;

•	changes in laws, rules, and regulations governing our business;

•	changes in the political environment;

•	development and utilization of, and challenges to, our intellectual property;

•	the risks associated with potential shareholder activism;

•	potential and contingent liabilities; and

•	the other risks identified in Item 1A. Risk Factors included in our Annual report on Form 10-K for the year ended December 31, 2020.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is intended to help the reader understand Lightbridge Corporation, our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes thereto contained in Part I, Item 1 of this report.

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

As discussed in more detail under "Forward-Looking Statements" immediately preceding this MD&A, the following discussion contains forward-looking statements that involve risks, uncertainties, and assumptions such as statements of our plans, objectives, expectations, and intentions. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events.

OVERVIEW OF OUR BUSINESS

When used in this Quarterly Report on Form 10-Q, the terms "Lightbridge", the "Company", "we", "our", and "us" refer to Lightbridge Corporation together with its wholly-owned subsidiaries Lightbridge International Holding LLC and Thorium Power Inc. Lightbridge's principal executive offices are located at 11710 Plaza America Drive, Suite 2000, Reston, Virginia 20190 USA.

Overview

At Lightbridge we are developing the next generation of nuclear fuel to impact in a meaningful way the world's climate and energy problems. Our nuclear fuel could significantly improve the economics, safety, and proliferation resistance of nuclear fuel in existing and new nuclear reactors, large and small, with a meaningful impact on addressing climate change, and air pollution, all while benefiting national security. We project that the world's energy and climate needs can only be met if nuclear power's share of the energy-generating mix grows substantially in the coming decades. We are developing our nuclear fuel to enable that to happen. In particular, we are focusing on the potential for large numbers of small modular reactors (SMRs) that we believe can benefit from our fuel with improved economics and load following when included on an electric grid with renewables. Today, there are approximately 440 operable nuclear power reactors worldwide, of which about 400 are operating. We expect slow net growth in this number as old reactors close and fewer new large reactors are built, due to the inherent challenges facing new build large reactors, including regulatory and political challenges, financings, and the ability for large reactors to be profitable without running almost constantly.

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

Emerging nuclear technologies that many in the industry believe have the potential to generate significant amounts of power include SMRs, which are now in the development and licensing phases. We expect that Lightbridge Fuel™ can provide SMRs with all the benefits our technology brings to large reactors, with the benefits being more meaningful to the economic case for deployment of SMRs. Lightbridge Fuel™ is expected to generate more power in SMRs than traditional nuclear fuels, which will help decarbonize sectors that are now powered by fossil fuels. We also plan to explore using Lightbridge Fuel™ in new SMRs to produce hydrogen for liquid non-carbon fuels for use in hard-to-decarbonize sectors such as aviation and shipping. Our ongoing research and development (R&D) initiatives are entirely compatible with Lightbridge Fuel™ powering SMRs for multiple purposes. The first SMRs that could use our fuel are expected to begin operations in 2029.

We have built a significant portfolio of patents reflecting years of R&D, and we anticipate testing of our fuel through third party vendors and others, including the United States Department of Energy (DOE) national laboratories. Currently, we are doing all of our R&D activities with the U.S. national laboratories, and are planning contracts for additional future scopes of work.

Development of Lightbridge Fuel™

Recent Developments

•	On May 11, 2021, we announced successful demonstration of the manufacturing process for three-lobe, six-foot rods using surrogate materials. This demonstration of Lightbridge's proprietary manufacturing process uses an internally developed and patented high-temperature coextrusion process. The six-foot length of the surrogate rods is the typical length of the fuel rods used by many small modular reactors (SMRs) now in development and licensing. Future fabrication of high-assay low-enriched uranium (HALEU) rodlets for loop irradiation testing in the Advanced Test Reactor, and ultimately commercial length HALEU fuel rods, will use similar processing techniques to create Lightbridge Fuel™. Performing fabrication development activities with surrogate materials allows Lightbridge to use a broader range of suppliers and is a cost-effective approach as it does not require uranium material.

•	On March 25, 2021, the Company was awarded a second voucher from the DOE's GAIN program to support development of Lightbridge Fuel™ in collaboration with the Pacific Northwest National Laboratory (PNNL). The scope of the project is to demonstrate Lightbridge's nuclear fuel casting process using depleted uranium, a key step in the manufacture of Lightbridge Fuel™. On July 14, 2021 executed a Cooperative Research and Development Agreement (CRADA) with the Battelle Memorial Institute, Pacific Northwest Division, the operating contractor of the PNNL, in collaboration with the DOE. The project is anticipated to commence in the third quarter of 2021. The total project value is approximately $663,000, with three-quarters of this amount funded by DOE for the scope performed by PNNL.

•	We were awarded a GAIN voucher by the DOE in 2019 for the experiment design for irradiation of material samples of Lightbridge Fuel™ in the Advanced Test Reactor (ATR) at Idaho National Laboratory (INL). On April 22, 2020, we entered into a CRADA with Battelle Energy Alliance, LLC (BEA), the DOE's operating contractor at INL. The project commenced in the second quarter of 2020 and was originally expected to be completed in the second quarter of 2021. However, because of project staffing issues at INL related to the laboratory's COVID-19 restrictions and U.S. export control matters, the project is currently expected to be completed by the end of the third quarter of 2021.

•	We expanded our patent portfolio by successfully obtaining three new patents in 2021, in the United States and other key foreign countries. The new patents will help safeguard the Company's intellectual property, which is an integral component of the Company's plans to monetize the Lightbridge Fuel™ technology.

Information regarding our fuel development strategy and timelines is included in Part II. Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations, on our 2020 Annual Report on Form 10-K.

Impact of COVID-19 to our Business

The recent COVID-19 pandemic has impacted our business operations and results of operations for the six months ended June 30, 2021 and year ended December 31, 2020, resulting in the reduction of our R&D expenses and an increase in our general and administrative expenses due to severance payments made to former employees. The future impacts of the COVID-19 pandemic, including the emergence and spread of variant strains of the virus, on our financial position, results of operations and future liquidity and capital resources availability is unknown and uncertain.

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

We will continue to actively monitor the COVID-19 situation and may take further actions altering our business operations that we determine are in the best interests of our employees and stakeholders, or as required by federal, state, or local authorities. It is not clear what the potential effects any such alterations or modifications may have on our financial position, results of operations or liquidity, including the effects on our employees and future prospects, including our R&D activities for fiscal 2021 and beyond.

Future Potential Collaborations and Other Opportunities

In the ordinary course of business, we engage in periodic reviews of opportunities to invest in or acquire companies or units within companies to leverage operational synergies and establish new streams of revenue. We will be opportunistic in this regard and may also partner or contract with entities in nuclear that could be synergistic to our fuel business or present an attractive growth opportunity in the clean technology space.

Settlement of Arbitration

On February 11, 2021, the Company entered into a settlement agreement (the "Settlement Agreement") with Framatome SAS and Framatome Inc. (together, "Framatome"), resolving the pending claims and counterclaims between the parties in arbitration and judicial proceedings related to the parties' inactive joint venture, Enfission, LLC. Under the terms of the Settlement Agreement, all joint venture agreements were terminated and the joint venture was dissolved on March 23, 2021. Lightbridge paid Framatome on March 15, 2021 approximately $4.2 million for outstanding invoices for work performed by Framatome and other expenses incurred by Framatome.

Mediation Settlement

A former Chief Financial Officer of the Company filed a complaint against the Company with the US Occupational Safety and Health Administration ("OSHA") on March 9, 2015. The complaint was mediated on May 13, 2021 and the parties subsequently reached an agreement to resolve all claims for the total monetary sum of approximately $675,000 in exchange for a dismissal of the pending litigation, full release of all claims against the Company, and other conditions. On July 13, the settlement agreement was finalized by both parties and the Company applied for court approval by the administrative law judge (OALJ) assigned to this matter. The settlement was approved by the OALJ on July 22, 2021. The Company will issue the settlement payment and the insurers will reimburse the Company for the $675,000 settlement payment. The settlement sum was authorized and approved by the Company's insurers.

Availability of Suitable test Loops in the ATR

After the Halden research reactor was shut down in 2018, we embarked on a global search for an alternative for loop irradiation testing of our metallic fuel rods. Ultimately, we settled on the ATR at INL and applied to DOE for and won a GAIN Voucher in December 2019 to kick off our initial collaboration with the U.S. national laboratory complex. Our initial understanding was that we would have access to a government-funded PWR water test loop in the ATR to generate sufficient data to support our lead test assembly (LTA) testing and potentially eliminate the need for lead test rod (LTR) testing in a large commercial reactor. However, the ATR currently has only one such test loop available, limiting how much fuel can be tested in the reactor concurrently. We believe that INL could add two additional test loops, which we have determined to be an unmanageable cost for Lightbridge. We plan to work with the government and industry to increase the ATR's test loops capacity without Lightbridge paying for them. We believe we have strong arguments for the government to pay most of the cost for the additional test loops.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make a variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. For a discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our financial statements, please see "Critical Accounting Policies and Estimates" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K filed on March 25, 2021. There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2021.

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

OPERATIONS REVIEW

Financial information is included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Condensed Consolidated Results of Operations – Three Months Ended June 30, 2021 and 2020

The following table presents our historical operating results and the increase (decrease) in amounts for the periods indicated:

	Three months Ended		Increase	Increase
	June 30,		(Decrease)	(Decrease)
	2021	2020	Change $	Change %
Operating Expenses
General and administrative	$1,515,899	$2,028,667	$(512,768)	(25)%
Research and development	$273,314	$115,776	$157,538	136%
Total Operating Expenses	$1,789,213	$2,144,443	$(355,230)	(17)%

Other Operating Income
Distribution from joint venture	$110,000	$—	$110,000	—%
Grant income	$67,794	$—	$67,794	—%
Total Other Operating Income	$177,794	$—	$177,794	—%

Total Operating Loss	$(1,611,419)	$(2,144,443)	$(533,024)	(25)%

Other Income	$1,322	$12,337	$(11,015)	(89)%

Net loss before Income Taxes	$(1,610,097)	$(2,132,106)	$(522,009)	(24)%

Net Loss	$(1,610,097)	$(2,132,106)	$(522,009)	(24)%

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

Total general and administrative expenses decreased by approximately $0.5 million for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020. There was a decrease in professional fees of approximately $0.3 million primarily due to a decrease in the legal and professional fees relating to the Framatome arbitration, a decrease in patent expense of approximately $0.1 million and a decrease in employee compensation and employee benefits of approximately $0.3 million. These decreases were offset by an increase of approximately $0.1 million in insurance expense and an increase of approximately $0.1 million in consulting fees.

Research and Development

Research and development expenses consist primarily of compensation and related fringe benefits including stock-based compensation and related allocable overhead costs for the research and development of our fuel, including work performed.

Total research and development expenses increased by approximately $0.2 million for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, due to an increase of approximately $0.1 million in outside research and development work with the DOE's National Laboratories related to the GAIN voucher and an increase of approximately $0.1 million in various other R&D expenses. All other R&D expenses for the three months ended June 30, 2021 and the three months ended June 30, 2020 were consistent period over period. For the three months and six months ended June 30, 2021, we continue our work to develop our fuel development strategy and transition our fuel development work to the DOE's National Laboratories. Due to the nature of our R&D expenditures, cost and schedule estimates are inherently uncertain and can vary significantly as new information and the outcome of these R&D activities become available. We have budgetary constraints due primarily to the uncertainty of future liquidity and capital resources available to us to conduct our future R&D activities.

Other Operating Income

There was an increase in the anticipated distribution from our dissolved joint venture of approximately $0.1 million for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020. This increase is due to an anticipated final distribution from the joint venture after the dissolution and wind-down of the affairs of the joint venture.

There was an increase in grant income of approximately $0.1 million for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, with a corresponding amount charged to R&D expenses. There was no grant income for the three months ended June 30, 2020.

Other Income

There was a decrease in other income due to a decrease in interest income generated from the interest earned from the purchase of treasury bills and from our bank savings account for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020.

Condensed Consolidated Results of Operations – Six Months Ended June 30, 2021 and 2020

The following table presents our historical operating results and the increase (decrease) in amounts for the periods indicated:

	Six months Ended		Increase	Increase
	June 30,		(Decrease)	(Decrease)
	2021	2020	Change $	Change %
Operating Expenses
General and administrative	$3,298,759	$3,965,421	$(666,662)	(17)%
Research and development	$642,764	$505,600	$137,164	27%
Total Operating Expenses	$3,941,523	$4,471,021	$(529,498)	(12)%

Other Operating Income
Distribution from joint venture	$110,000	$—	$110,000	—%
Grant income	$171,113	$—	$171,113	—%
Total Other Operating Income	$281,113	$—	$281,113	—%

Total Operating Loss	$(3,660,410)	$(4,471,021)	$(810,611)	(18)%

Other Income	$38,325	$74,829	$(36,504)	(49)%

Net loss before Income Taxes	$(3,622,085)	$(4,396,192)	$(774,107)	(18)%

Net Loss	$(3,622,085)	$(4,396,192)	$(774,107)	(18)%

Operating Expenses

General and Administrative Expenses

Total general and administrative expenses decreased by approximately $0.7 million for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. There was a decrease professional fees of approximately $0.5 million primarily due to a decrease in the legal and professional fees relating to the Framatome arbitration, a decrease in patent expense of approximately $0.1 million and a decrease in employee compensation due to employee severance payments of approximately $0.3 million made in 2020. These decreases were offset by an increase of approximately $0.1 million in insurance expense and an increase of approximately $0.1 million in consulting fees.

Research and Development

Total R&D expenses for the six months ended June 30, 2021 increased by approximately $0.1 million for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. There was an increase of approximately $0.3 million in outside research and development work with the DOE's National Laboratories related to the GAIN voucher and an increase of approximately $0.1 million in patent expense. These increases were offset by a decrease in employee compensation and employee benefits of approximately $0.3 million. All other R&D expenses for the six months ended June 30, 2021 and the six months ended June 30, 2020 were consistent period over period.

Due to the nature of our R&D expenditures, cost and schedule estimates are inherently uncertain and can vary significantly as new information and the outcome of these R&D activities become available.

Other Operating Income

There was an increase in the anticipated distribution from our dissolved joint venture of approximately $0.1 million for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. This increase is due to an anticipated final distribution from the joint venture after the dissolution and wind-down of the affairs of the joint venture.

There was an increase in grant income of approximately $0.2 million for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, with a corresponding amount charged to R&D expenses. There was no grant income for the six months ended June 30, 2020.

Other Income

There was a decrease in other income due to a decrease in interest income generated from the interest earned from the purchase of treasury bills and from our bank savings account for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. This decrease was offset by a foreign currency transaction gain recorded relating to the settlement payment to Framatome.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

Liquidity Outlook

Our cash requirements for the future planned operations to commercialize our nuclear fuel, including any additional expenditures that may result from unexpected developments, requires us to raise significant additional capital, including receiving government support. Our cash balance at June 30, 2021 does not exceed our current anticipated expenditures through the second quarter of 2022.

At June 30, 2021, we had cash and cash equivalents of approximately $13.8 million, as compared to approximately $21.5 million at December 31, 2020, a decrease of approximately $7.7 million. The Company's net cash used in operating activities for the six months ended June 30, 2021 was approximately $7.7 million, and current projections indicate that the Company will have continued negative operating cash flows until the commercialization of its nuclear fuel.

We have approximately $13.5 million of total working capital as of the date of this filing. We currently project a negative cash flow from our current operations averaging approximately $0.8 million per month for our general and administrative and total R&D expenses, for total expected expenditures of approximately $9 million to $10 million for the next 12 to 15 months. We believe however that our actual expenditures will exceed our current available working capital through the second quarter of 2022. There are inherent uncertainties in forecasting future required R&D expenditures, as we are currently working on establishing our fuel development agreements with the DOE's National Laboratories. Once many of these agreements are finalized and the future R&D costs are known, we expect to forecast a significantly higher level of future required R&D expenses and higher negative monthly cash flows from operations.

If sufficient funding becomes available to us, our R&D activities may significantly increase in the future. This funding is needed to continue our fuel development project and to achieve our future R&D milestones. COVID-19 may also affect costs and operations by potentially delaying our future work at the DOE's National Laboratories. The actual amount of cash we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of the R&D work at the DOE's National Laboratories for our fuel along with cost to commercialize our nuclear fuel. Accordingly, there is high potential for budget variances in the current cost projections and fuel development timelines of our current planned operations over the fuel development period.

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

Considering the above-mentioned uncertainties and lack of financial resources to fund our current and long-term fuel development costs and corporate overhead expenses, substantial doubt exists about the Company's ability to continue as a going concern for the 12 months following the date of this filing. We have the ability to delay or reduce certain operating expenses, including R&D expenses in the next 12 to 15 months, which could reduce our cash flow shortfall. However, this delay would also extend our projected fuel development timeline discussed above.

The current primary sources of cash available to us for the next 12 months are potential funding from equity issuances, including potential future at-the-market financing under our at-the-market equity offering sales agreement, as amended, with Stifel, Nicolaus & Company, Incorporated, and U.S. government support. The Company has an effective Form S-3 that was filed with the SEC on March 25, 2021 registering the sale of up to $75 million of the Company's securities and declared effective on April 5, 2021. Due to the offering limitations currently applicable under General Instruction I.B.6. of Form S-3 and the market valuation of our current public float, we are currently limited on the amount of funding available under a new shelf registration statement, as further described in Note 6 to our unaudited condensed consolidated financial statements. We have no debt or lines of credit and we have financed our operations to date through the sale of our preferred stock and common stock. Management believes that public or private equity investments may be available in the future, however adverse market conditions in our common stock price and trading volume, as well as other factors like COVID-19 could substantially impair our ability to raise capital in the future and to continue the nuclear fuel development project.

Short-Term and Long-Term Liquidity Sources

As discussed above, we will seek new financing bringing us additional sources of capital, depending on the capital market conditions of our common stock. There can be no assurance that these additional sources of capital will be made available to us. The primary potential sources of cash that may be available to us are as follows:

•	Equity or debt investment from third party investors in Lightbridge;
•	Collaboration with potential industry partners; and
•	Strategic investment and U.S. government funding to support the remaining R&D activities required to continue the development of our fuel products and move them to a commercial stage.

In support of our long-term business with respect to our fuel technology business, we endeavor to create strategic alliances with other parties, to support the remaining R&D activities that is required to further enhance and complete the development of our fuel products to a commercial stage. We may be unable to form such strategic alliances on terms acceptable to us or at all.

See Note 6. Stockholders' Equity and Stock-Based Compensation of the Notes to our unaudited condensed consolidated financial statements included in Part I. Item 1. Financial Statements, of this Quarterly Report on Form 10-Q for information regarding our prior equity financings.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company's management, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of June 30, 2021 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the second quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. For a description of legal proceedings involving the Company, see the information set forth below and under Contingency in Note 4. Commitments and Contingencies of the Notes to our condensed consolidated financial statements in Part I. Item 1. Financial Statements and Supplementary Data, of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

There have been no other material changes to our risk factors from the risk factors previously disclosed in the 2020 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

On August 4, 2021, Ms. Kathleen Kennedy Townsend notified the Company's Board of Directors of her decision to resign as a director, effective August 30, 2021. Ms. Townsend's resignation was not in connection with any disagreement with the Company or any matter relating to the Company's operations, policies or practices.

ITEM 6. EXHIBITS

EXHIBIT INDEX –

Exhibit Number	Description
3.1	Articles of Incorporation of the Company, as amended through July 26, 2021

10.1	Amended Lightbridge Corporation 2020 Omnibus Incentive Plan (incorporated by reference to Appendix A to the definitive proxy statement filed on April 7, 2021)

31.1	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Accounting Officer

32	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTBRIDGE CORPORATION

Date: August 9, 2021	By:	/s/ Seth Grae
	Name:	Seth Grae
	Title:	President, Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Larry Goldman
	Name:	Larry Goldman
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

