Form 10-Q
period 2021-09-30
LIGHTBRIDGE Corp
filed 2021-11-08
CIK 1084554

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The number of shares outstanding of the issuer’s common stock, as of November 5, 2021 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	7,628,542

LIGHTBRIDGE CORPORATION

Form 10-Q

SEPTEMBER 30, 2021

PART I—FINANCIAL INFORMATION

LIGHTBRIDGE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021	2020

ASSETS
Current Assets
Cash and cash equivalents	$16,133,652	$21,531,665
Other receivables	110,000	—
Prepaid expenses and other current assets	247,211	172,460
Total Current Assets	16,490,863	21,704,125
Other Assets
Trademarks	101,583	85,562
Total Assets	$16,592,446	$21,789,687

Current Liabilities
Accounts payable and accrued liabilities	$1,107,865	$382,130
Accrued legal settlement costs	-	4,200,000
Total Current Liabilities	1,107,865	4,582,130

Commitments and Contingencies - Note 4

Stockholders’ Equity
Preferred stock, $0.001par value, 10,000,000authorized shares	-	-
Convertible Series A preferred shares,663,767shares and 699,878 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively (liquidation preference $2,614,186 and $2,613,025 at September 30, 2021 and December 31, 2020, respectively)	663	699
Convertible Series B preferred shares, 2,666,667 shares issued and outstanding at September 30, 2021 and December 31, 2020 (liquidation preference $5,159,162 and $4,897,517 at September 30, 2021 and December 31, 2020, respectively)	2,667	2,667
Common stock, $0.001par value, 13,500,000 shares authorized,7,208,739 shares and 6,567,110 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	7,209	6,567
Additional paid-in capital	150,163,990	146,353,232
Accumulated deficit	(134,689,948)	(129,155,608)
Total Stockholders’ Equity	15,484,581	17,207,557
Total Liabilities and Stockholders’ Equity	$16,592,446	$21,789,687

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTBRIDGE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue	$—	$—	$—	$—

Operating Expenses
General and administrative	1,763,060	2,835,471	5,061,820	6,800,892
Research and development	439,630	261,898	1,082,394	767,498
Total Operating Expenses	2,202,690	3,097,369	6,144,214	7,568,390

Other Operating Income
Distribution from joint venture	-	-	110,000	-
Grant income	288,884	29,662	459,997	29,662
Total Other Operating Income	288,884	29,662	569,997	29,662
Operating Loss	(1,913,806)	(3,067,707)	(5,574,217)	(7,538,728)

Other Income
Interest income	1,551	4,645	6,183	79,474
Foreign currency transaction gain	-	-	33,694	-
Total Other Income	1,551	4,645	39,877	79,474

Net Loss Before Income Taxes	(1,912,255)	(3,063,062)	(5,534,340)	(7,459,254)
Income taxes	—	-	-	-
Net Loss	$(1,912,255)	$(3,063,062)	$(5,534,340)	$(7,459,254)

Accumulated preferred stock dividend	(135,091)	(128,937)	(399,838)	(383,086)
Deemed additional dividend on preferred stock dividend due to the beneficial conversion feature	(59,314)	(55,940)	(175,211)	(165,551)

Net loss attributable to common stockholders	$(2,106,660)	$(3,247,939)	$(6,109,389)	$(8,007,891)

Net Loss Per Common Share, Basic and Diluted	$(0.31)	$(0.80)	$(0.92)	$(2.22)
Weighted Average Number of Common Shares Outstanding	6,759,662	4,053,644	6,648,803	3,613,349

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTBRIDGE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2021	2020
Operating Activities
Net Loss	$(5,534,340)	$(7,459,254)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Common stock issued for services	45,000	17,000
Stock-based compensation	300,583	8,110
Patent write-offs	-	111,850

Changes in operating working capital items:
Other receivables	(110,000)	400,000
Prepaid expenses and other current assets	(74,751)	(117,281)
Accounts payable and accrued liabilities	780,425	1,465,492
Accrued legal settlement costs	(4,200,000)	-
Net Cash Used in Operating Activities	(8,793,083)	(5,574,083)

Investing Activities
Patents and trademarks	(16,021)	(138,692)
Net Cash Used in Investing Activities	(16,021)	(138,692)

Financing Activities
Net proceeds from issuances of common stock and exercise of stock options	3,411,091	5,164,685
Net Cash Provided by Financing Activities	3,411,091	5,164,685

Net Decrease in Cash and Cash Equivalents	(5,398,013)	(548,090)

Cash and Cash Equivalents, Beginning of Period	21,531,665	17,958,989

Cash and Cash Equivalents, End of Period	$16,133,652	17,410,899

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period:
Interest paid	$—	$-
Income taxes paid	$—	$—
Non-Cash Financing Activities:
Accumulated preferred stock dividend	$575,049	$548,637
Conversion of Series A convertible preferred stock to common stock and payment of paid-in-kind dividends to Series A preferred stockholder	$39,885	$38,071
Payment of accrued liabilities with common stock	$69,690	$17,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTBRIDGE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2021

	Series A		Series B				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2020	757,770	$757	2,666,667	$2,667	3,252,371	$3,252	$133,932,615	$(114,738,342)	$19,200,949

Conversion of 11,874 preferred shares to 1,255 shares of common shares	(11,874)	(12)	—	—	1,255	1	11	—	—
Shares issued - registered offerings – net of offering costs	—	—	—	—	110,053	111	399,564	—	399,675
Stock-based compensation	—	—	—	—	—	—	6,085	—	6,085
Net loss for the three months ended March 31, 2020	—	—	—	—	—	—	—	(2,264,086)	(2,264,086)
Balance – March 31, 2020	745,896	$745	2,666,667	$2,667	3,363,679	$3,364	$134,338,275	$(117,002,428)	$17,342,623

Conversion of 17,080 preferred shares to 1,847 shares of common shares	(17,080)	(17)	—	—	1,847	2	15	—	—
Shares issued - registered offerings – net of offering costs	—	—	—	—	437,341	437	2,277,885	—	2,278,322
Exercise of 6,548 options at $3.82 each	—	—	—	—	6,548	6	25,007	—	25,013
Stock-based compensation	—	—	—	—	—	—	6,085	—	6,085
Net loss for the three months ended June 30, 2020	—	—	—	—	—	—	—	(2,132,106)	(2,132,106)
Balance – June 30, 2020	728,816	$728	2,666,667	$2,667	3,809,415	$3,809	$136,647,267	$(119,134,534)	$17,519,937

Conversion of 16,689 preferred shares to 1,846 shares of common shares	(16,689)	(16)	—	—	1,846	2	14	—	—
Shares issued - registered offerings – net of offering costs	—	—	—	—	601,700	602	2,461,073	—	2,461,675
Common stock issued to consultant for services	—	—	—	—	4,000	4	16,996	—	17,000
Reverse of stock-based compensation for forfeited stock options	—	—	—	—	—	—	(4,060)	—	(4060)
Net loss for the three months ended September 30, 2020	—	—	—	—	—	—	—	(3,063,062)	(3,063,062)
Balance – September 30, 2020	712,127	$712	2,666,667	$2,667	4,416,961	$4,417	$139,121,290	$(122,197,596)	$16,931,490

LIGHTBRIDGE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2021

(Continued)

	Series A		Series B				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2021	699,878	$699	2,666,667	$2,667	6,567,110	$6,567	$146,353,232	$(129,155,608)	$17,207,557

Shares issued to consultant & directors for services	—	—	—	—	24,200	24	69,666	—	69,690
Stock-based compensation	—	—	—	—	—	—	60,068	—	60,068
Net loss for the three months ended March 31, 2021	—	—	—	—	—	—	—	(2,011,988)	(2,011,988)
Balance – March 31, 2021	699,878	$699	2,666,667	$2,667	6,591,310	$6,591	$146,482,966	$(131,167,596)	$15,325,327

Conversion of 16,026 preferred shares to 1,846 shares of common shares	(16,026)	(16)	—	—	1,846	2	14	—	—
Shares issued to consultant for services	—	—	—	—	2,347	2	14,998	—	15,000
Stock-based compensation	—	—	—	—	—	—	186,335	—	186,335
Net loss for the three months ended June 30, 2021	—	—	—	—	—	—	—	(1,610,097)	(1,610,097)
Balance – June 30, 2021	683,852	$683	2,666,667	$2,667	6,595,503	$6,595	$146,684,313	$(132,777,693)	$13,916,565

Conversion of 20,085 preferred shares to 2,382 shares of common shares	(20,085)	(20)	—	—	2,382	3	17	—	—
Shares issued - registered offerings – net of offering costs	—	—	—	—	608,819	609	3,410,482	—	3,411,091
Shares issued to consultant for services	—	—	—	—	2,035	2	14,998	—	15,000
Stock-based compensation	—	—	—	—			54,180	—	54,180
Net loss for the three months ended September 30, 2021	—	—	—	—	—	—	—	(1,912,255)	(1,912,255)
Balance – September 30, 2021	663,767	$663	2,666,667	$2,667	7,208,739	$7,209	$150,163,990	$(134,689,948)	$15,484,581

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three and nine-month period have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms “Lightbridge”, “Company,” “we,” “us” or “our” mean Lightbridge Corporation and all entities included in our condensed consolidated financial statements.

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

Going Concern, Liquidity and Management’s Plan

The Company’s available working capital at September 30, 2021 does not exceed its currently anticipated expenditures through the third quarter of 2022. There are inherent uncertainties in forecasting future expenditures, especially forecasting for uncertainties such as future research and development (R&D) costs and how the COVID-19 outbreak, including the emergence and spread of variant strains of the virus, may affect future costs and operations. Also, the cash requirements of the Company’s future planned operations to commercialize its nuclear fuel, including any additional expenditures that may result from unexpected developments, requires it to raise significant additional capital, including receiving government support. Considering these uncertainties as well as the updated projected fuel development timeline of 15-20 years to commercialization, projected operational costs to keep the fuel development project on schedule and the various risks of developing and commercializing its nuclear fuel, these factors raise substantial doubt about the Company’s ability to continue as a going concern for the 12 months following the date of this filing. To the extent any uncertainties reduce the Company’s liquidity for the next 12 months, the Company will consider, if available, additional debt or equity raises and delaying certain expenditures, including delaying R&D expenses, until sufficient capital becomes available.

At September 30, 2021, the Company had approximately $16.1 million in cash and had a working capital surplus of approximately $15.4 million. The Company’s net cash used in operating activities for the nine months ended September 30, 2021 was approximately $8.8 million, and current projections indicate that the Company will have continued negative cash flows for the foreseeable future. Net losses incurred for the nine months ended September 30, 2021 and 2020 amounted to approximately $(6.1) million and $(8.0) million, respectively. As of September 30, 2021, the Company had an accumulated deficit of approximately $134.7 million, representative of recurring losses since inception. The Company will continue to incur losses because it is in the early development stage of commercializing its nuclear fuel.

The Company’s plans to fund future operations include: (1) raising additional capital through future equity issuances or convertible debt financings; (2) additional funding through new relationships to help fund future R&D costs; and (3) seeking other sources of capital, including through grants from the federal government. The Company may issue securities, including common stock, preferred stock, and stock purchase contracts through private placement transactions or registered public offerings, pursuant to current and future registration statements. The Company’s current shelf registration statement on Form S-3 was filed with the SEC on March 25, 2021, registering the sale of up to $75 million of the Company’s securities and declared effective on April 5, 2021. There can be no assurance as to the future availability of equity capital or the acceptability of the terms upon which financing and capital might become available. The Company’s future liquidity needs to develop its nuclear fuel are long-term, and the ability to address those needs and to raise capital will largely be determined by the success of the development of its nuclear fuel, key nuclear development and government regulatory events, and its business decisions in the future.

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

Certain Risks, Uncertainties and Concentrations

The Company will need additional funding by way of a combination of strategic alliances, government grants, further offerings of equity securities, or an offering of debt securities in order to support its future R&D activities required to further enhance and complete the development of its fuel products to a proof-of-concept stage and a commercial stage thereafter.

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

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risk to the international community as the virus spread globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak a pandemic, based on increased exposure globally. The current spread of COVID-19, including the emergence and spread of variant strains of the virus, that is impacting global economic activity and market conditions could lead to adverse changes in the Company’s ability to conduct R&D activities with the United States national labs and others. The COVID-19 outbreak had impacted our business operations and results of operations for the year ended December 31, 2020, which resulted in a delay of our R&D work and reduction of R&D expenses and an increase in general and administrative expenses due to severance payments to former employees. However, the effects of the pandemic are fluid and changing rapidly, including with respect to vaccine and treatment developments and deployment and potential mutations of COVID-19. While the Company continues to monitor the impact of COVID-19 on its business, the Company is unable to accurately predict the ultimate impact on future results of operations, financial condition and liquidity that COVID-19 will have due to various uncertainties, including the geographic spread of the virus, the severity of the disease, the duration of the outbreak, and actions that may be taken by governmental authorities and other third-parties.

On March 27, 2020, the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” was signed into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payment, net operating loss carryback period, alternative minimum tax credit refund, modification to the net interest deduction limitation, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation method for qualified improvement property. It also appropriated funds for the SBA Paycheck Protection Program loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19. Management decided not to apply for these funds. The CARES Act did not have an impact on our results of operations, financial condition and liquidity.

Grant Income

The Company concluded that its government grants were not within the scope of ASC Topic 606 as they did not meet the definition of a contract with a customer. Additionally, the Company concluded that the grants met the definition of a contribution, and the grants were a non-reciprocal transaction. The Company determined that Subtopic 958-605, Not-for-Profit-Entities-Revenue Recognition did not apply, as the Company is a business entity, and the grant was received from governmental agencies.

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

The Company recognized grant income of approximately $0.3 million and $0.5 million for the three and nine months ended September 30, 2021, respectively, and approximately $30,000 for the three and nine months ended September 30, 2020.

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

Beginning January 1, 2021, patent filing fees with patent granting agencies and legal fees directly relating to those filings, incurred to file patent applications were expensed as the Company believes that there is not a high likelihood that there will be a future economic benefit associated with the patents, due to the uncertainties in the current fuel development timelines and the patents being commercialized. The Company continues to expense patent annuity fees as these fees are maintenance fees required by the patent office at certain points in time after a patent is granted, in order to keep the patent legal rights in force. As of September 30, 2021, and December 31, 2020 the carrying value of the patents on the balance sheets was $0.

Costs for filing and legal fees for trademark applications are capitalized. Trademarks are considered intangible assets with an indefinite useful life and therefore should not be amortized. The Company performed an impairment test in the fourth quarter of 2020 and no impairment of the trademarks was identified. As of September 30, 2021 and December 31, 2020, the carrying value of trademarks was approximately $0.1 million.

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

The following table sets forth the computation of the basic and diluted loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Basic
Numerator:
Net loss attributable to common stockholders	$(2,106,660)	$(3,247,939)	$(6,109,389)	$(8,007,891)
Denominator:
Weighted-average common shares outstanding	6,759,662	4,053,644	6,648,803	3,613,349
Basic net loss per share	$(0.31)	$(0.80)	$(0.92)	(2.22)

Diluted
Numerator:
Net loss attributable to common stockholders, basic	$(2,106,660)	$(3,247,939)	$(6,109,389)	$(8,007,891)
Effect of dilutive securities	-	-	-	-
Net loss, diluted	$(2,106,660)	$(3,247,939)	$(6,109,389)	$(8,007,891)
Denominator:
Weighted average common shares outstanding - basic
Potential common share issuances:	6,759,662	4,053,644	6,648,803	3,613,349
Incremental dilutive shares from equity instruments (treasury stock method)	-	-	-	-
Weighted-average common shares outstanding	6,759,662	4,053,644	6,648,803	3,613,349
Diluted net loss per share	$(0.31)	$(0.80)	$(0.92)	$(2.22)

The following outstanding securities have been excluded from the computation of diluted weighted shares outstanding for the periods noted below, as they would have been anti-dilutive due to the Company’s losses at September 30, 2021 and 2020 and because the exercise price of certain of these outstanding securities was greater than the average closing price of the Company’s common stock:

	At September 30,
	2021	2020
Warrants outstanding	45,577	70,361
Stock options outstanding	568,995	515,985
RSUs outstanding	235,850	-
Series A convertible preferred stock to common shares	79,279	79,297
Series B convertible preferred stock to common shares	286,620	267,405
Total	1,216,321	933,048

Note 3. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (rounded to the nearest thousand):

	September 30,	December 31,
	2021	2020

Trade payables	$66,000	$233,000
Accrued bonuses	916,000	-
Accrued legal and consulting expenses	114,000	146,000
Other accrued expenses	12,000	3,000
Total	$1,108,000	$382,000

Note 4. Commitments and Contingencies

Commitments

Operating Leases

The Company leased office space for a 12-month term from January 1, 2021 through December 31, 2021 with a monthly payment of approximately $11,000. The future minimum lease payments required under the Company’s non-cancellable operating leases for 2021 total approximately $30,000. Total rent expense for the nine months ended September 30, 2021 and 2020 was approximately $0.1 million for both periods.

Contingency

Settlement of Arbitration

On February 11, 2021, the Company entered into a settlement agreement (the “Settlement Agreement”) with Framatome SAS and Framatome Inc. (together, “Framatome”), resolving the pending claims and counterclaims between the parties in arbitration and judicial proceedings related to the parties’ inactive joint venture, Enfission, LLC. Under the terms of the Settlement Agreement, all joint venture agreements were terminated, and the joint venture was dissolved on March 23, 2021. The Company accrued $4.2 million related to the Settlement Agreement at December 31, 2020. The Company paid Framatome approximately $4.2 million for outstanding invoices for work performed by Framatome and other expenses incurred by Framatome on March 15, 2021. Additionally, the Company recorded an approximate $34,000 foreign currency transaction gain related to the settlement payment for the nine months ended September 30, 2021. The Company expects to receive approximately a $110,000 distribution relating to the dissolution and wind-down of Enfission, which is included in other receivables on the condensed consolidated balance sheet at September 30, 2021.

Mediation Settlement

A former Chief Financial Officer of the Company filed a complaint against the Company with the US Occupational Safety and Health Administration (“OSHA”) on March 9, 2015. This complaint was dismissed by OSHA in January 2018 without any findings against the Company. On March 14, 2018, an appeal was filed with the U.S Department of Labor Office of Administrative Law Judges (“OALJ”). On September 6, 2019, the Company filed a motion for summary decision seeking a decision in its favor as a matter of law. The motion for summary judgement was denied on September 30, 2020. The complaint was mediated on May 13, 2021 and the parties subsequently reached an agreement to resolve all claims for the total monetary sum of approximately $675,000 in exchange for a dismissal of the pending litigation, full release of all claims against the Company, and other conditions. On July 13, 2021, the settlement agreement was finalized by both parties and the Company applied for court approval by the OALJ assigned to this matter. The settlement was approved by the OALJ on July 22, 2021. The Company made the settlement payment and related costs of $695,000 and the insurers reimbursed the Company for the settlement payment of $663,000. The Company bore the costs of $32,000. The case was final and conclusive.

As of September 30, 2021, legal fees owed in connection with the mediation were paid in full by the Company’s insurance carriers. As of December 31, 2020, legal fees of approximately $13,000 were owed in connection with the mediation.

Note 5. Research and Development Costs

On December 19, 2019, the Company was awarded a voucher from the U.S. Department of Energy’s (DOE) Gateway for Accelerated Innovation in Nuclear (GAIN) program to support development of Lightbridge Fuel™ in collaboration with Idaho National Laboratory (INL). The scope of the project included experiment design for irradiation of Lightbridge metallic fuel material samples in the Advanced Test Reactor (ATR) at INL. On April 22, 2020, the Company entered into a Cooperative Research and Development Agreement (CRADA) with Battelle Energy Alliance, LLC, the operating contractor of INL, in collaboration with DOE. Signing the CRADA was the last step in the contracting process to formalize a voucher award from the GAIN program. The initial total project value was estimated at approximately $846,000, with three-quarters of this amount expected to be funded by DOE for the scope performed by INL and the remaining amount funded by Lightbridge, by providing in-kind services to the project. Because of project staffing issues at INL related to the laboratory’s COVID-19 restrictions and U.S. export control matters, the Company completed a contract extension for this INL GAIN voucher in January 2021. The period of performance was extended to September 30, 2021. All work was completed on this GAIN voucher in the third quarter of 2021. INL is currently in the process of documentation of the final close-out of this project. The total project amount recorded as grant income was approximately $0.5 million. The Company recorded approximately $0.3 million and $0.4 million for the three and nine months ended September 30, 2021, respectively, of work that was completed by INL that caused the DOE to incur payment obligations related to the GAIN voucher. This amount was recorded as grant income in Other Operating Income section of the condensed consolidated statement of operations and the corresponding amount recorded as research and development expenses.

On March 25, 2021, the Company was awarded a second voucher from the DOE’s GAIN program to support development of Lightbridge Fuel™ in collaboration with the Pacific Northwest National Laboratory (PNNL). The scope of the project is to demonstrate Lightbridge’s nuclear fuel casting process using depleted uranium, a key step in the manufacture of Lightbridge Fuel™. On July 14, 2021, the Company executed a CRADA with the Battelle Memorial Institute, Pacific Northwest Division, the operating contractor of the PNNL, in collaboration with the DOE. The total project value is approximately $663,000, with three-quarters of this amount expected to be funded by DOE for the scope performed by PNNL and the remaining amount funded by Lightbridge, by providing in-kind services to the project.

The project commenced in the third quarter of 2021 and is expected to be completed by the third quarter of 2022. For the three months and nine months ended September 30, 2021, the Company recorded approximately $21,000 of work that was completed by PNNL that caused the DOE to incur payment obligations related to the GAIN voucher. This amount was recorded as grant income in Other Operating Income section of the condensed consolidated statement of operations and the corresponding amount as research and development expenses.

Note 6. Stockholders’ Equity and Stock-Based Compensation

On June 28, 2021, at our annual shareholder meeting, the shareholders’ approved an amendment to the Articles of Incorporation of the Company to increase the number of authorized shares of common stock from 8,333,333 shares to 13,500,000 shares and an amendment to the Lightbridge Corporation 2020 Omnibus Incentive Plan to increase the number of shares of common stock available for issuance under this Incentive Plan from 350,000 shares to 650,000 shares.

At September 30, 2021, the Company had 7,208,739 common shares outstanding. Also outstanding were warrants relating to 45,577 shares of common stock, stock options relating to 568,995 shares of common stock, 235,850 restricted shares units of common stock, 663,767 shares of Series A convertible preferred stock convertible into 55,314 shares of common stock (plus accrued dividends of an additional 23,965 common shares), and 2,666,667 shares of Series B convertible preferred stock convertible into 222,222 shares of common stock (plus accrued dividends of an additional 64,398 common shares), all totalling 8,425,060 shares of common stock and all common stock equivalents, including the accrued preferred stock dividends, outstanding at September 30, 2021.

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

The Company records its ATM sales on a settlement date basis. The Company sold approximately 0.6 million shares under the ATM for the three and nine months ended September 30, 2021 resulting in net proceeds of approximately $3.4 million. For the three and nine months ended September 30, 2020, the Company sold approximately 0.6 million shares and 1.1 million shares under the ATM, respectively, resulting in net proceeds of approximately $2.5 million and $5.1 million, respectively.

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

The Company has the option of forcing the conversion of the Series A Preferred Stock if the trading price for the Company’s common stock is more than two times the applicable conversion price (approximately $32.94 per share) before August 2, 2019, or if the trading price is more than three times the applicable conversion price. The Company has not forced the conversion of any of the outstanding Series A Preferred Stock during the nine months ended September 30, 2021 and 2020 and from the date of issuance.

The Series A Preferred Stock was initially convertible into 1,020,000 shares of common stock (now convertible into 85,000 common shares when adjusted for the one-for-twelve reverse stock split on October 21, 2019). The average of the high and low market prices of the common stock on August 6, 2016, the date of the closing of the sale of the Series A Preferred Stock, was approximately $39.78 per share. At $39.78 per share the common stock into which the Series A Preferred Stock was initially convertible was valued at approximately $3.4 million. This amount was compared to the $2.8 million of proceeds of the Series A Preferred Stock to indicate that a beneficial conversion feature (“BCF”) of approximately $0.6 million existed at the date of issuance in 2016, which was immediately accreted as a deemed dividend because the conversion rights were immediately effective.

Additionally, comparison of the $2.7451, original conversion price of the PIK dividends prior to the one-for-twelve reverse stock split on October 21, 2019, to the $3.315 commitment date fair value per share indicates that each PIK dividend will accrete $0.5699 of BCF as an additional deemed dividend for every $2.7451 of PIK dividend accrued. Total deemed dividends for this PIK dividend for the three months ended September 30, 2021 and 2020 were approximately $10,000 and $10,000, respectively and for each of the nine months ended September 30, 2021 and 2020 were approximately $29,000 and $28,000, respectively.

The holders of the Series A Preferred Stock have no voting rights. In addition, as long as 255,000 shares of Series A Preferred Stock are outstanding, the Company may not take certain actions without first having obtained the affirmative vote or waiver of the holders of a majority of the outstanding shares of Series A Preferred Stock. The Company has the option at any time after August 2, 2019 to redeem some or all of the outstanding Series A Preferred Stock for an amount in cash equal to the liquidation preference plus the amount of any accrued but unpaid dividends of the Series A Preferred Stock being redeemed. The holders of the Series A Preferred Stock do not have the ability to require the Company to redeem the Series A Preferred Stock. The Company has not redeemed any of the outstanding Series A Preferred Stock during the nine months ended September 30, 2021 and 2020 and from the date of issuance.

On April 8, 2021, the holder of the Series A Preferred Shares converted 16,026 preferred shares into 1,846 common shares.

On August 31, 2021, the holder of the Series A Preferred Shares converted 20,085 preferred shares into 2,382 common shares.

During the year ended December 31, 2020, the holder of the Series A Preferred Shares converted a total of 57,892 preferred shares into 6,327 common shares.

The accumulated PIK dividends at September 30, 2021 and December 31, 2020 was approximately $0.8 million and $0.7 million, respectively. The Series A Preferred Shares outstanding as of September 30, 2021 and December 31, 2020 were 663,767 shares and 699,878 shares, respectively, with an aggregate liquidation preference of approximately $2.6 million and $2.6 million, including the accumulated dividends at September 30, 2021 and December 31, 2020, respectively.

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

The Company has not redeemed any of the outstanding Series B Preferred Stock during the three and nine months ended September 30, 2021 and 2020 and from the date of issuance.

The Company has the option of forcing the conversion of all or part of the Series B Preferred Stock if at any time the average closing price of the Company’s common stock for a thirty-trading day period is greater than $65.88 prior to August 2, 2019 or greater than $98.82 at any time. The Company can exercise this option only if it also requires the conversion of the Series A Preferred Stock in the same proportion as it is requiring of the Series B Preferred Stock. The Company did not force the conversion of any of the outstanding Series B Preferred Stock during the nine months ended September 30, 2021 and 2020.

Of the $4.0 million proceeds, approximately 0.3 million was allocated to the warrants with the remaining $3.7 million allocated to the Series B Preferred Stock. The Series B Preferred Stock was initially convertible into 2,666,667 shares of common stock (now convertible into 222,222 shares of common stock when adjusted for the one-for-twelve reverse stock split on October 21, 2019). The average of the high and low market prices of the common stock on January 30, 2018, the date of the closing of the sale of the preferred stock, was approximately $28.08 per share. At $28.08 per share the common stock into which the Series B Preferred Stock was initially convertible was valued at approximately $6.2 million. This amount was compared to the $3.7 million (rounded) of proceeds allocated to the Series B Preferred Stock to indicate that a BCF of approximately $2.6 million existed at the date of issuance, which was immediately accreted as a deemed dividend because the conversion rights were immediately effective.

Additionally, comparison of the original $1.50 conversion price prior to the one-for-twelve reverse stock split on October 21, 2019 of the PIK dividends to the $2.34 commitment date fair value per share on January 30, 2018 indicates that each PIK dividend will accrete 0.84 of BCF as an additional deemed dividend for every $1.50 of PIK dividend accrued. Total deemed dividends for this PIK dividend for the three months ended September 30, 2021 and 2020 were approximately $50,000 and $46,000, respectively and for the nine months ended September 30, 2021 and 2020 were approximately $147,000 and $137,000, respectively.

The accumulated PIK dividends (unpaid) at September 30, 2021 and December 31, 2020 were approximately $1.2 million and $0.9 million, respectively. The Series B Preferred Shares outstanding as of September 30, 2021 and December 31, 2020 was 2,666,667 shares with an aggregate liquidation preference of approximately $5.2 million and $4.9 million, including the accumulated dividends at September 30, 2021 and December 31, 2020, respectively.

Warrants

The Company’s outstanding warrants at September 30, 2021 and December 31, 2020 are below. These warrants are classified within equity on the unaudited condensed consolidated balance sheets.

	September 30,	December 31,
Outstanding Warrants	2021	2020

Issued to Investors on October 25, 2013, entitling the holders to purchase 20,833 common shares in the Company at an exercise price of $138.00 per common share up to and including April 24, 2021. In 2016, 4,954 of these warrants were exchanged for common stock, and all remaining warrant holders agreed to new warrant terms, which excluded any potential net cash settlement provisions in exchange for a reduced exercise price of $75.00 per share (warrants expired).	-	13,665
Issued to Investors on November 17, 2014, entitling the holders to purchase 45,577 common shares in the Company at an exercise price of $138.60 per common share up to and including May 16, 2022. On June 30, 2016, the warrant holders agreed to new warrant terms, which excluded any potential net cash settlement provisions in order to classify them as equity in exchange for a reduced exercise price of $75.00 per share.	45,577	45,577
Issued to an investment bank and subsequently transferred to a principal of the investment bank regarding the Series B Preferred Stock investment on January 30, 2018, entitling the holder to purchase 11,119 common shares in the Company at an exercise price of $18.00 per share, up to and including January 30, 2021 (warrants expired).	-	11,119
Total	45,577	70,361

Stock-based Compensation – Stock Options

Adoption of 2020 Stock Plan

On March 9, 2020, the Board of Directors adopted the Company’s 2020 Omnibus Incentive Plan (the “2020 Plan”). On September 3, 2020, the shareholders approved the 2020 Plan to authorize grants of the following types of awards (a) Options, (b) Stock Appreciation Rights, (c) Restricted Stock and Restricted Stock Units (“RSUs”), and (d) Other Stock-Based and Cash-Based Awards. On June 28, 2021, the Company’s shareholders voted to amend the 2020 Plan to increase the number of shares available for award under the 2020 Plan to 650,000 shares available for grant from 350,000 shares.

On October 28, 2020, the Compensation Committee of the Board granted from the 2020 Plan time-based RSUs to certain of the Company’s executive officers, employees, and consultants. Each RSU represents a contingent right to receive, upon vesting, one share of the Company’s Common Stock. The number of RSUs granted to executive officers, employees and consultants totalled 243,800 shares. These RSU awards vest in three equal instalments on each of the first three annual anniversaries of the grant date, on October 28, 2021, October 28, 2022 and October 28, 2023. These RSU awards were valued at approximately $656,000, based on the opening price of the Company’s stock on October 28, 2020 at $2.69 per share.

On October 28, 2020, the Compensation Committee of the Board approved a grant of a total of 21,200 shares of common stock to the Company’s four directors. The Company filed a Form S-8 with the SEC, to register the underlying shares of the 2020 Plan on March 25, 2021. All of these common shares were issued on March 31, 2021 and vested immediately upon issuance.

During the nine months ended September 30, 2021, the Company issued 58,164 stock options to consultants and 7,382 common shares were issued to our investor relations consultant. The 2021 options issued for the consultants of the Company were assigned a fair value ranging from $2.08 per share to $4.75 per share (total fair value of $150,000). The value was determined using Black-Scholes pricing model. The following assumptions were used in the Black-Scholes pricing model:

Expected volatility	95.15% to 131.85%
Risk free interest rate	0.06% to 0.93%
Dividend yield rate	0
Weighted average years	1-6 years
Closing price per share – common stock	$$4.55 to $6.51

The components of stock-based compensation expense included in the Company’s unaudited condensed consolidated statements of operations for the three months and nine months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

General and administrative expenses	$54,000	$(4,000)	$301,000	$8,000
Total stock-based compensation expense	$54,000	$(4,000)	$301,000	$8,000

Stock option transactions to the employees, directors and consultants are summarized as follows for the nine months ended September 30, 2021:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Beginning of the period – January 1, 2021	515,847	$20.23	$14.51
Granted	58,164	6.72	2.58
Exercised	-	-	-
Forfeited	(3,997)	62.52	43.63
Expired	(1,019)	329.81	291.73
End of the period – September 30, 2021	568,995	$18.00	$12.59
Options exercisable	557,229	$18.26	$12.77

A summary of the status of the Company’s non-vested options as of September 30, 2021 and December 31, 2020, and changes during the year ended December 31, 2020 and the nine months ended September 30, 2021, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value Grant Date

Non-vested – December 31, 2019	84,873	10.73	5.15

Granted	7,634	4.45	3.28
Vested	(41,552)	10.80	8.29
Forfeited	(1,229)	10.80	8.33
Non-vested – December 31, 2020	49,726	9.71	7.44

Granted	58,164	6.72	2.58
Vested	(96,124)	8.40	4.89
Forfeited	-	-	-
Non-vested – September 30, 2021	11,766	5.71	4.25

The above tables include options issued and outstanding as of September 30, 2021 as follows:

i. A total of 362,908 incentive stock options and non-qualified 10-year options have been issued, and are outstanding, to the directors, officers, and employees at exercise prices of $3.82 to $75.60 per share. From this total, 127,299 options are held by the Chief Executive Officer, who is also a director, with remaining contractual lives of 3.5 years to 8.2 years. All other options issued to directors, officers, and employees have a remaining contractual life ranging from 3.5 years to 8.2 years.

ii. A total of 206,087 non-qualified 1 to 10-year options have been issued, and are outstanding, to consultants at exercise prices of $3.82 to $75.60 per share and have a remaining contractual life ranging from 0.5 years to 9.9 years.

As of September 30, 2021, there was approximately $48,000 of total unrecognized compensation cost related to non-vested stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of approximately 2.26 years. For stock options outstanding at September 30, 2021 and December 31, 2020, the intrinsic value was approximately $88,000 and $33,000, respectively. For those vested stock options at September 30, 2021 and December 31, 2020, the intrinsic value was approximately $88,000 and $33,000, respectively.

The following table provides certain information with respect to the above-referenced stock options that were outstanding and exercisable at September 30, 2021:

	Stock Options Outstanding			Stock Options Vested
	Weighted			Weighted
	Average			Average
	Remaining		Weighted	Remaining		Weighted
	Contractual	Number	Average	Contractual	Number	Average
	Life	of	Exercise	Life	of	Exercise
Exercise Prices	-Years	Awards	Price	-Years	Awards	Price

$ 3.82-$9.00	5.59	150,479	$5.10	5.28	138,713	$5.05
$ 9.01-$12.48	6.85	132,864	$10.80	6.85	132,864	$10.80
$ 12.49-$24.00	5.38	199,790	$14.19	5.38	199,790	$14.19
$ 24.01-$72.00	3.97	62,771	$55.07	3.97	62,771	$55.07
$ 72.01-$75.60	3.40	23,091	$75.59	3.40	23,091	$75.59
Total	5.55	568,995	$18.00	5.47	557,229	$18.26

Restricted Stock Awards Outstanding

The following summarizes our RSUs activity:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Total awards outstanding at January 1, 2021	243,800	$2.69
Total shares granted	—	$—
Total shares vested	—	$—
Total shares forfeited	(7,950)	$2.69
Total unvested shares outstanding at September 30, 2021	235,850	$2.69

Scheduled vesting for outstanding RSUs awards at September 30, 2021 is as follows:

	Year Ending December 31,
	2021	2022	2023	Total
Scheduled vesting	78,617	78,616	78,617	235,850

At September 30, 2021, there was approximately $439,000 of net unrecognized compensation cost related to unvested RSUs compensation arrangements. This compensation is recognized on a straight-line basis resulting in approximately $212,000 of compensation expected to be expensed over the next twelve months, and the total unrecognized stock-based compensation expense having a weighted average recognition period of 2.07 years.

Note 7 – Subsequent Events

Exchange of Series A Convertible Preferred Stock for Common Shares

On October 29, 2021, the Company entered into an exchange agreement with General International Holdings, Inc., the holder of all of the outstanding Series A Preferred Stock, pursuant to which General International Holdings, Inc. delivered to the Company all of the outstanding Series A Preferred Stock in exchange for 262,910 shares of the Company’s common stock, without any cash payments by either party. The exchange was effected without registration under the Securities Act of 1933, as amended, pursuant to the exemption from registration set forth in Section 3(a)(9) of the Securities Act.

Accelerated Vesting of Outstanding RSUs

On October 28, 2021 the first tranche of RSUs scheduled to vest, or 78,617 of total outstanding RSUs vested, with a remaining total of 157,233 RSUs to vest straight-line over the next two years. On November 4, 2021, the Compensation Committee of the Board of Directors approved the accelerated vesting of these remaining RSUs, with vesting of these remaining RSUs to take place on December 15, 2021.

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

Overview

At Lightbridge we are developing the next generation of nuclear fuel to impact in a meaningful way the world’s climate and energy problems. Our nuclear fuel could significantly improve the economics, safety, and proliferation resistance of nuclear fuel in existing and new nuclear reactors, large and small, with a meaningful impact on addressing climate change and air pollution, all while benefiting national security. We project that the world’s energy and climate needs can only be met if nuclear power’s share of the energy-generating mix grows substantially in the coming decades. We are developing our nuclear fuel to enable that to happen. In particular, we are focusing on the potential for large numbers of small modular reactors (SMRs) that we believe can benefit from our fuel with improved economics and load following when included on an electric grid with renewables. Today, there are 444 operable nuclear power reactors worldwide. We expect slow net growth in this number as old reactors close and fewer new large reactors are built, due to the inherent challenges facing new build large reactors, including regulatory and political challenges, financings, and the ability for large reactors to be profitable without running almost constantly.

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

We have built a significant portfolio of patents reflecting years of R&D, and we anticipate testing of our fuel through third party vendors and others, including the United States Department of Energy (DOE) national laboratories. Currently, we are doing all of our R&D activities with the U.S. national laboratories and are planning contracts for additional future scopes of work.

Development of Lightbridge Fuel™

Recent Developments

•

On May 11, 2021, we announced successful demonstration of the manufacturing process for three-lobe, six-foot rods using surrogate materials. This demonstration of Lightbridge’s proprietary manufacturing process uses an internally developed and patented high-temperature coextrusion process. The six-foot length of the surrogate rods is the typical length of the fuel rods used by many SMRs now in development and licensing. Future fabrication of high-assay low-enriched uranium (HALEU) rodlets for loop irradiation testing in the Advanced Test Reactor, and ultimately commercial length HALEU fuel rods, will use similar processing techniques to create Lightbridge Fuel™. Performing fabrication development activities with surrogate materials allows Lightbridge to use a broader range of suppliers and is a cost-effective approach as it does not require uranium material.

•

On March 25, 2021, the Company was awarded a second voucher from the DOE’s GAIN program to support development of Lightbridge Fuel™ in collaboration with the Pacific Northwest National Laboratory (PNNL). The scope of the project is to demonstrate Lightbridge’s nuclear fuel casting process using depleted uranium, a key step in the manufacture of Lightbridge Fuel™. On July 14, 2021, the Company executed a Cooperative Research and Development Agreement (CRADA) with the Battelle Memorial Institute, Pacific Northwest Division, the operating contractor of the PNNL, in collaboration with the DOE. The project commenced in the third quarter of 2021 and is expected to be completed by the third quarter of 2022. The total project value is approximately $663,000, with three-quarters of this amount funded by DOE for the scope performed by PNNL.

•

We were awarded a GAIN voucher by the DOE in 2019 for the experiment design for irradiation of material samples of Lightbridge Fuel™ in the Advanced Test Reactor (ATR) at Idaho National Laboratory (INL). On April 22, 2020, we entered into a CRADA with Battelle Energy Alliance, LLC (BEA), the DOE’s operating contractor at INL. The project commenced in the second quarter of 2020 and was originally expected to be completed in the second quarter of 2021. However, because of project staffing issues at INL related to the laboratory’s COVID-19 restrictions and U.S. export control matters, the project was completed during the third quarter of 2021. INL is currently in the process of documenting the final close-out of this project.

•

We expanded our patent portfolio by successfully obtaining three new patents in 2021, in the United States and other key foreign countries. The new patents will help safeguard the Company’s intellectual property, which is an integral component of the Company’s plans to monetize the Lightbridge Fuel™ technology.

Information regarding our fuel development strategy and timelines is included in Part II. Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission, or SEC, on March 25, 2021.

Impact of COVID-19 to our Business

The recent COVID-19 pandemic has impacted our business operations and results of operations for the nine months ended September 30, 2021 and year ended December 31, 2020, resulting in the reduction of our R&D expenses and an increase in our general and administrative expenses due to severance payments made to former employees. The future impacts of the COVID-19 pandemic, including the emergence and spread of variant strains of the virus, on our financial position, results of operations and future liquidity and capital resources availability is unknown and uncertain.

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

Settlement of Arbitration

On February 11, 2021, the Company entered into a settlement agreement (the “Settlement Agreement”) with Framatome SAS and Framatome Inc. (together, “Framatome”), resolving the pending claims and counterclaims between the parties in arbitration and judicial proceedings related to the parties’ inactive joint venture, Enfission, LLC. Under the terms of the Settlement Agreement, all joint venture agreements were terminated, and the joint venture was dissolved on March 23, 2021. Lightbridge paid Framatome on March 15, 2021, approximately $4.2 million for outstanding invoices for work performed by Framatome and other expenses incurred by Framatome.

Mediation Settlement

A former Chief Financial Officer of the Company filed a complaint against the Company with the US Occupational Safety and Health Administration (“OSHA”) on March 9, 2015. The complaint was mediated on May 13, 2021 and the parties subsequently reached an agreement to resolve all claims for the total monetary sum of approximately $675,000 in exchange for a dismissal of the pending litigation, full release of all claims against the Company, and other conditions. On July 13, the settlement agreement was finalized by both parties and the Company applied for court approval by the administrative law judge (OALJ) assigned to this matter. The settlement was approved by the OALJ on July 22, 2021. The Company made the settlement payment and the insurers reimbursed the Company for the settlement payment. The case was final and conclusive.

Availability of Suitable test Loops in the ATR

After the Halden research reactor was shut down in 2018, we embarked on a global search for an alternative for loop irradiation testing of our metallic fuel rods. Ultimately, we settled on the ATR at INL and applied to DOE for and won a GAIN Voucher in December 2019 to kick off our initial collaboration with the U.S. national laboratory complex. Our initial understanding was that we would have access to a government-funded PWR water test loop in the ATR to generate sufficient data to support our lead test assembly (LTA) testing and potentially eliminate the need for lead test rod (LTR) testing in a large commercial reactor. However, the ATR currently has only one such test loop available, limiting how much fuel can be tested in the reactor concurrently. We believe that INL could add two additional test loops, which we have determined to be an unmanageable cost for Lightbridge. We plan to work with the government and industry to increase the ATR’s test loops capacity without Lightbridge paying for them. We believe we have strong arguments for the government to pay most of the cost for the additional test loops.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make a variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. For a discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our financial statements, please see “Critical Accounting Policies and Estimates” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 25, 2021. There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2021.

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

OPERATIONS REVIEW

Financial information is included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Condensed Consolidated Results of Operations – Three Months Ended September 30, 2021 and 2020

The following table presents our historical operating results and the increase (decrease) in amounts for the periods indicated:

	Three months Ended		Increase	Increase
	September 30,		(Decrease)	(Decrease)
	2021	2020	Change $	Change %
Operating Expenses
General and administrative	$1,763,060	$2,835,471	$(1,072,411)	(38)%
Research and development	$439,630	$261,898	$177,732	68%
Total Operating Expenses	$2,202,690	$3,097,369	$(894,679)	(29)%

Other Operating Income
Grant income	$288,884	$29,662	$259,222	874%
Total Other Operating Income	$288,884	$29,662	$259,222	874%

Total Operating Loss	$(1,913,806)	$(3,067,707)	$(1,153,901)	(38)%
Other Income	$1,551	$4,645	$(3,094)	(67)%
Net Loss	$(1,912,255)	$(3,063,062)	$(1,150,807)	(38)%

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

Total general and administrative expenses decreased by approximately $1.1 million for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. There was a decrease in professional fees of approximately $1.4 million primarily due to a decrease in the legal and professional fees relating to the Framatome arbitration. These decreases were offset by an increase of approximately $0.3 million in employee compensation primarily due to an increase in the bonus accrual for 2021.

Research and Development

Research and development expenses consist primarily of compensation and related fringe benefits including stock-based compensation and related allocable overhead costs for the research and development of our fuel, including work performed.

Total research and development expenses increased by approximately $0.2 million for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, due to an increase of approximately $0.2 million in outside research and development work with the DOE’s National Laboratories related to the GAIN vouchers. All other R&D expenses for the three months ended September 30, 2021 and the three months ended September 30, 2020 were consistent period over period.

We are working with the U.S. National Laboratories for research and development activities and are planning contracts for additional future scopes of work. Due to the nature of our R&D expenditures, cost and schedule estimates are inherently uncertain and can vary significantly as new information and the outcome of these R&D activities become available. We have budgetary constraints due primarily to the uncertainty of future liquidity and capital resources available to us to conduct our future R&D activities.

Other Operating Income

Grant income increased approximately $0.3 million for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, with a corresponding amount charged to R&D expenses primarily associated with the worked performed by the INL for the experiment design for irradiation of material samples of Lightbridge Fuel™ in the Advanced Test Reactor. This project was completed in third quarter of 2021.

Other Income

There was a decrease in other income due to a decrease in interest income generated from the interest earned from the purchase of treasury bills and from our bank savings account for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020.

Condensed Consolidated Results of Operations – Nine Months Ended September 30, 2021 and 2020

The following table presents our historical operating results and the increase (decrease) in amounts for the periods indicated:

	Nine months Ended		Increase	Increase
	September 30,		(Decrease)	(Decrease)
	2021	2020	Change $	Change %
Operating Expenses
General and administrative	$5,061,820	$6,800,892	$(1,739,072)	(26)%
Research and development	$1,082,394	$767,498	$314,896	41%
Total Operating Expenses	$6,144,214	$7,568,390	$(1,424,176)	(19)%

Other Operating Income
Distribution from joint venture	$110,000	$—	$110,000	—%
Grant income	$459,997	$29,662	$430,335	1,451%
Total Other Operating Income	$569,997	$29,662	$540,335	1,822%

Total Operating Loss	$(5,574,217)	$(7,538,728)	$(1,964,511)	(26)%
Other Income	$39,876	$79,474	$(39,598)	(50)%
Net Loss	$(5,534,340)	$(7,459,254)	$(1,924,914)	(26)%

Operating Expenses

General and Administrative Expenses

Total general and administrative expenses decreased by approximately $1.7 million for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. There was a decrease in professional fees of approximately $1.9 million primarily due to a decrease in the legal and professional fees relating to the Framatome arbitration and a decrease in patent expense of approximately $0.1 million. These decreases were offset by an increase of approximately $0.2 million in consulting fees and approximately $0.1 million in insurance expense.

Research and Development

Total R&D expenses for the nine months ended September 30, 2021, increased by approximately $0.3 million for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. There was an increase of approximately $0.5 million in outside research and development work with the DOE’s National Laboratories related to the GAIN voucher and an increase of approximately $0.1 million in patent expense. These increases were offset by a decrease in employee compensation and employee benefits of approximately $0.3 million. All other R&D expenses for the nine months ended September 30, 2021 and the nine months ended September 30, 2020 were consistent period over period.

Due to the nature of our R&D expenditures, cost and schedule estimates are inherently uncertain and can vary significantly as new information and the outcome of these R&D activities become available.

Other Operating Income

There was an increase in the anticipated distribution from our dissolved joint venture of approximately $0.1 million for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. This increase is due to an anticipated final distribution from the joint venture after the dissolution and wind-down of the affairs of the joint venture.

Grant income increased approximately $0.4 million for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, with a corresponding amount charged to R&D expenses primarily associated with the worked performed by the INL for the experiment design for irradiation of material samples of Lightbridge Fuel™ in the Advanced Test Reactor. This project was completed in third quarter of 2021.

Other Income

There was a decrease in other income due to a decrease in interest income generated from the interest earned from the purchase of treasury bills and from our bank savings account for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. This decrease was offset by a foreign currency transaction gain recorded relating to the settlement payment to Framatome.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

Liquidity Outlook

Our cash requirements for the future planned operations to commercialize our nuclear fuel, including any additional expenditures that may result from unexpected developments, requires us to raise significant additional capital, including receiving government support. Our cash balance at September 30, 2021 does not exceed our current anticipated expenditures through the third quarter of 2022.

At September 30, 2021, we had cash and cash equivalents of approximately $16.1 million, as compared to approximately $21.5 million at December 31, 2020, a decrease of approximately $5.4 million. The Company raised approximately $3.4 million from the sale of approximately 0.6 million shares of common stock during the nine months ended September 30, 2021. The Company’s net cash used in operating activities for the nine months ended September 30, 2021 was approximately $8.8 million, and current projections indicate that the Company will have continued negative cash flows for the foreseeable future. The Company will continue to incur losses because it is in the early development stage of commercializing its nuclear fuel.

We have approximately $15 million of total working capital as of the date of this filing. We currently project a negative cash flow from our current operations averaging approximately $1.0 million per month for our general and administrative and total R&D expenses, for total expected expenditures of approximately $12 million for the next 12 to 15 months. We believe however that our actual expenditures will exceed our current available working capital through the third quarter of 2022. There are inherent uncertainties in forecasting future required R&D expenditures, as we are currently working on establishing certain anticipated fuel development agreements with the DOE’s National Laboratories. Once many of these anticipated agreements are finalized and the future R&D costs are known, we expect to forecast a significantly higher level of future required R&D expenses and higher negative monthly cash flows from operations.

If sufficient funding becomes available to us, our R&D activities may significantly increase in the future. This funding is needed to continue our fuel development project and to achieve our future R&D milestones. COVID-19 may also affect costs and operations by potentially delaying our future work at the DOE’s National Laboratories. The actual amount of cash we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of the R&D work at the DOE’s National Laboratories for our fuel along with cost to commercialize our nuclear fuel. Accordingly, there is high potential for budget variances in the current cost projections and fuel development timelines of our current planned operations over the fuel development period.

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

The current primary sources of cash available to us for the next 12 months are potential funding from equity issuances, including our at-the-market equity offering sales agreement, as amended, with Stifel, Nicolaus & Company, Incorporated, and U.S. government support. The Company has an effective shelf registration statement on Form S-3 that was filed with the SEC on March 25, 2021 registering the sale of up to $75 million of the Company’s securities and declared effective on April 5, 2021. We have no debt or lines of credit and we have financed our operations to date through the sale of our preferred stock and common stock. Management believes that public or private equity investments may be available in the future, however adverse market conditions in our common stock price and trading volume, as well as other factors like COVID-19 could substantially impair our ability to raise capital in the future and to continue the nuclear fuel development project.

Short-Term and Long-Term Liquidity Sources

As discussed above, we will seek new financing to bring us additional sources of capital, depending on the capital market conditions of our common stock. There can be no assurance that these additional sources of capital will be made available to us. The primary potential sources of cash that may be available to us are as follows:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of September 30, 2021 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the third quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. For a description of legal proceedings involving the Company, see the information set forth under Contingency in Note 4. Commitments and Contingencies of the Notes to our condensed consolidated financial statements in Part I. Item 1. Financial Statements and Supplementary Data, of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

There have been no other material changes to our risk factors from the risk factors previously disclosed in the 2020 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

On November 4, 2021, the Company’s Board of Directors approved an amendment to the Amended and Restated Bylaws of the Company to reduce the quorum required for meetings of stockholders from a majority to one-third (1/3) of the voting power. The Board also approved submission of the ratification of the amendment to the Company’s stockholders at the Company’s 2022 annual meeting of stockholders. The foregoing description of the amendment is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws, as amended, filed as Exhibit 3.1 to this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS

EXHIBIT INDEX –

Exhibit Number	Description
3.1	Amended and Restated Bylaws of the Company, as amended through November 4, 2021

31.1	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Accounting Officer

32	Section 1350 Certifications

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTBRIDGE CORPORATION

Date: November 8, 2021	By:	/s/ Seth Grae
	Name:	Seth Grae
	Title:	President, Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Larry Goldman
	Name:	Larry Goldman
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

