Form 10-K/A
period 2021-12-31
LIGHTBRIDGE Corp
filed 2022-04-28
CIK 1084554

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

At April 20, 2022 there were 10,590,470 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (the “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 originally filed with the U.S. Securities and Exchange Commission on March 31, 2022 (the “Original Filing”) by Lightbridge Corporation (“Company,” “we,” or “us”). We are filing the Amendment to present the information required by Part III of Form 10-K as we do not anticipate filing our definitive proxy statement within 120 days of December 31, 2021. The reference on the cover page of the Original Filing to the incorporation by reference of portions of the Company’s definitive proxy statement into Part III of the Original Filing is hereby deleted.

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

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Set forth below are the names of our current directors and executive officers, their ages as of March 1, 2022, all positions and offices that they hold with us, the period during which they have served as such, and their business experience during at least the last five years.

Name	Age	Position with Lightbridge	Director Since
Seth Grae	58	President, CEO and Director	April 2006
Thomas Graham, Jr.	88	Chairman	April 2006
Victor E. Alessi	82	Director	August 2006
Sweta Chakraborty	37	Director	September 2021
Jesse Funches	74	Director	August 2021
Daniel B. Magraw	75	Director	October 2013
Mark Tobin	48	Director	September 2021
Larry Goldman	65	Chief Financial Officer and Corporate Secretary	—
Andrey Mushakov	45	Executive Vice President, Nuclear Operations	—

Name	Position with Lightbridge and Principal Occupations
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

Thomas Graham, Jr.

Ambassador Graham became a director of the Company on April 2, 2006, was made Executive Chairman of the Board and Corporate Secretary on April 4, 2006 and has served as non-Executive Chairman of the Board since May 1, 2020. He is one of the world’s leading experts on nuclear non-proliferation and has served as a senior U.S. diplomat involved in the negotiation of every major international arms control and non-proliferation agreement involving the United States during the period from 1970 to 1997, including the Strategic Arms Limitations Talks (the Interim Agreement on Strategic Offensive Arms and the Anti-Ballistic Missile Treaty and the SALT II Treaty), the Strategic Arms Reduction Talks (START Treaty), the Intermediate Nuclear Forces Treaty, the Nuclear Non-Proliferation Treaty Extension, the Conventional Armed Forces in Europe Treaty, and the Comprehensive Test Ban Treaty. In 1993, Ambassador Graham served as the Acting Director of the U.S. Arms Control and Disarmament Agency (ACDA), and for seven months in 1994 served as the Acting Deputy Director. From 1994 through 1997, he served as the Special Representative of the President of the United States for Arms Control, Non-Proliferation and Disarmament with the rank of Ambassador, and in this capacity successfully led U.S. government efforts to achieve the permanent extension of the Nuclear Non-Proliferation Treaty in 1995. He also served for 15 years as the general counsel of ACDA.

Ambassador Graham worked on the negotiation of the Chemical Weapons Convention and the Biological Weapons Convention. He drafted the implementing legislation for the Biological Weapons Convention and managed the Senate approval of the ratification of the Geneva Protocol banning the use in war of chemical and biological weapons. Mr. Graham served as a member of the International Advisory Board for the nuclear program of the United Arab Emirates from 2009 to 2017. He is also Chairman of the Board of CanAlaska Uranium Ltd. of Vancouver, Canada, a uranium exploration company. In 2019, he was selected as Co-chair of the Nuclear Energy and National Security Coalition of the Atlantic Council and was elected to the Editorial Board of the Marine Corps University Press.

Ambassador Graham received an A.B. in 1955 from Princeton University and a J.D. in 1961 from Harvard Law School. He is a member of the Kentucky, District of Columbia, and New York bar associations and is a member of the Council on Foreign Relations. He chaired the Committee on Arms Control and Disarmament of the American Bar Association from 1986-1994. Ambassador Graham received the Trainor Award for Distinction in Diplomacy from Georgetown University in 1995 and the World Order Under Law award from the International Law Section of the American Bar Association in 2007. He has taught at a number of universities as an adjunct professor including the University of Virginia Law School, Georgetown University Law Center, Georgetown University School of Foreign Service, the University of Washington, the University of Tennessee, Stanford University, and Oregon State University. He has published twelve books including non-fiction books, such as Disarmament Sketches in 2002, Spy Satellites in 2007, The Alternate Route: Nuclear Weapon Free Zones and Seeing the Light, the Case for Nuclear Power in the 21st Century in 2017, and Unending Crisis in 2012, as well as two novels.

Victor E. Alessi

Dr. Alessi became a director of the Company on August 23, 2006. Dr. Alessi, who holds a Ph.D. in nuclear physics, is President Emeritus of the United States Industry Coalition (USIC), an organization dedicated to facilitating the commercialization of technologies of the New Independent States (NIS) of the former Soviet Union through cooperation with its members. Prior to becoming President Emeritus, Dr. Alessi held the positions of CEO and President of USIC. Previously, he was President of DynMeridian, a subsidiary of DynCorp, specializing in arms control, non-proliferation, and international security affairs. Before joining DynMeridian in early 1996, Dr. Alessi was the Executive Assistant to the Director, U.S. Arms Control and Disarmament Agency (ACDA). At ACDA he resolved inter-bureau disputes and advised the director on all arms control and non-proliferation issues. Dr. Alessi served as Director of the Office of Arms Control and Nonproliferation in the Department of Energy (DOE) prior to his work at ACDA, overseeing all DOE arms control and non-proliferation activities. As a senior DOE representative, Dr. Alessi participated in U.S. efforts that led to the successful conclusion of the Intermediate Nuclear Forces (INF), Conventional Forces in Europe, Threshold Test Ban, Peaceful Nuclear Explosions, Open Skies, Strategic Arms Reductions Talks Treaties, and the Chemical Weapons Convention. In this role, he was instrumental in implementing the U.S. unilateral nuclear initiative in 1991 and was a member of the U.S. delegation discussing nuclear disarmament with Russia and other states of the former Soviet Union. He was in charge of DOE’s support to the U.N. Special Commission on Iraq, to the Nunn-Lugar Initiative, and represented DOE in discussions on the Comprehensive Test Ban (CTB) with the other nuclear weapons states before the CTB negotiations began in Geneva in 1994. Dr. Alessi served as the U.S. board member to the International Science and Technology Center in Moscow since its founding in 1992 until 2011, and as a member of the Board of Directors of Valley Forge Composite Technologies, Inc. from 2008 until 2013. He was the U.S. board member to the Science and Technology Center in Ukraine. Dr. Alessi is a 1963 graduate of Fordham University, where he also earned a licentiate in Philosophy (Ph.L.) in 1964. He studied nuclear physics at Georgetown University, receiving his M.S. in 1968 and Ph.D. in 1969.

Sweta Chakraborty

Dr. Chakraborty became a director of the Company in September 2021. Dr. Chakraborty is a globally recognized risk and behavioral scientist and expert on risks ranging from climate change to COVID-19. She has spent the last 15 years advising government agencies on science and technology policy, specifically incorporating behavioral science in programmatic design and delivery, communication, and engagement activities. Dr. Chakraborty currently serves as the President and Executive Board Member of We Don’t Have Time, a Sweden-based tech start-up, which roles she has held since 2015. Since 2020, Dr. Chakraborty has also served as the Chair of the Policy Action Unit of Top Tier Impact Group, a policy institute focused on addressing the world’s most pressing issues, including those related to energy and climate. Prior to her time at Top Tier Impact Group, Dr. Chakraborty served as Associate Director of the Institute on Science for Global Policy from 2015 to 2018, where she used her experience to develop scientific consensus and deliver evidence-based policy recommendations to policymakers. From 2013 to 2014, Dr. Chakraborty was a cognitive scientist and project lead at Lootok Ltd., where she designed and implemented internal and external communication strategies informed by behavioral science in collaboration with Fortune 100 global companies, such as Mars Inc., Novartis, and PVH Corp.

Dr. Chakraborty earned a B.S. in Decision Science from Carnegie Mellon University, a Ph.D. in Behavioral Science from Kings College London, and completed post-doctorate work at Oxford University.

Dr. Chakraborty is regularly interviewed on major international news media outlets, including CNN, the BBC, Fox News, Sky News, and ABC. She was a keynote speaker at SXSW 2019, 2020, and 2021 and a speaker at TEDxCalgary 2020. Dr. Chakraborty has written extensively in peer-reviewed journals, contributed op-eds to publications like The Hill, and is currently working on her second book on adaptation to global risks. She directed a non-partisan science and technology policy institute and communicated its primary findings and policy recommendations to global stakeholders, ranging from the public to policymakers. She created and led a U.S. based live, weeklong virtual production for Earth Day 2020’s 50th Anniversary broadcast to 140 countries during the COVID-19 lockdown, resulting in a  daily reach of more than two million. She produced and co-hosted the popular weekly radio show and podcast “Risky Behavior” and launched and hosted “The Climate and Security” Podcast and a special series on nuclear as a fellow for The Center for Climate and Security. In September 2021, Dr. Chakraborty co-authored a piece featured on Morning Consult titled: IPCC Report Underscores Why the United States Must Embrace Nuclear Power to Avoid a Climate Disaster.

Jesse Funches

Mr. Funches became a director of the Company in August 2021. Mr. Funches has more than three decades of regulatory experience in the nuclear energy space. Since 2012, Mr. Funches has been an independent consultant providing services related to the nuclear industry, regulatory costs and related issues. From 2008 to 2017, Mr. Funches worked as a consultant for the Company, providing strategic advice and assistance to a foreign government regarding the establishment, administration and operations of an effective nuclear regulatory authority tasked with regulating and licensing all nuclear energy activities and civilian use of radioactive materials. From 2007 to 2008, Mr. Funches was a senior consultant at Talisman International, LLC, where he provided consulting services to the U.S. civilian nuclear industry on regulatory costs. Prior to his time at Talisman International, LLC, Mr. Funches served various roles at the U.S. Nuclear Regulatory Commission, including as Chief Financial Officer from 1997 to 2007, Deputy Controller from 1990 to 1997, director in several offices within the U.S. Nuclear Regulatory Commission from 1981 to 1990 and as the assistant to the Chairman and Commissioner of the U.S. Nuclear Regulatory Commission from 1978 to 1981. Before his time at the U.S. Nuclear Regulatory Commission, Mr. Funches served as an analyst in the Office of the Secretary of Defense from 1973 to 1978.

Mr. Funches earned a B.S. in Mathematics from Jackson State University, an M.S. in Applied Mathematics from the University of Illinois, and an MBA from Loyola College.

Mr. Funches has won numerous awards throughout his career. In addition to winning the 2004 Donald L. Scantlebury Memorial Award (the federal government’s highest award for excellence in financial management), Mr. Funches is a three-time recipient of the Presidential Rank Award for Meritorious Senior Executives and a two-time winner of the NRC’s Distinguished Service Award. Mr. Funches was also an active member of the Federal Chief Financial Officers Council, a collection of senior-level officials working to improve government-wide financial issues.

Daniel B. Magraw

Mr. Magraw became a director of the Company on October 23, 2006. Mr. Magraw is a leading expert on international environmental law and policy, as well as on international human rights. Mr. Magraw has served as a Senior Fellow and Professorial Lecturer at the Foreign Policy Institute at Johns Hopkins School of Advanced International Studies since 2011 and is President Emeritus of the Center for International Environmental Law (CIEL). He is also a member of the Secretary of State’s Advisory Committee on International Law, is Co-Chair of Human Rights Watch’s Advisory Committee on Human Rights and Environment, and serves as a consultant to the United Nations.

Mr. Magraw was the President and CEO of CIEL from 2002-2010. From 1992-2001, he was Director of the International Environmental Law Office of the U.S. Environmental Protection Agency, during which time he also served at the White House (2000-2001) and as Acting Assistant Administrator of the EPA’s Office of International Activities. He was a member of the Trade and Environment Policy Advisory Committee to the Office of the U.S. Trade Representative (TEPAC) from 2002-2010, chaired the American Bar Association (ABA) Section of International Law’s Task Force on Carta de Foresta, was a member of the U.S. Department of State Study Group on International Business Transactions, and was chair of the 15,000-member Section of International Law and Practice of the ABA. He practiced international law, constitutional law, and bankruptcy law at Covington & Burling in Washington, DC from 1978-1983.

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

Mark Tobin

Mr. Tobin became a director of the Company in September 2021. Mr. Tobin is a global finance and strategy executive with over 24 years of experience in international investment banking and public company leadership. Currently, Mr. Tobin serves as Chief Financial Officer of National Underground Group, a leading provider of underground infrastructure services, a position he has held since 2021, and sits on the board of data storage solutions provider Qualstar Corporation, where he has served as a director since 2021, and previously sat on the board of Innovation Pharmaceuticals Inc. through December 2018.

Prior to his time at National Underground Group, Mr. Tobin served as Chief Financial Officer of global industrial printer manufacturer Printronix, from 2017 to 2021. From 2013 to 2017, Mr. Tobin served as executive vice president and Chief Financial Officer of Nanoflex Power Corporation, a publicly listed solar technology company. Prior to that, Mr. Tobin served as Director of Research and as a Senior Research Analyst at Roth Capital Partners, where he oversaw equity research on hundreds of small-cap public companies, publishing research on publicly traded energy infrastructure companies including nuclear power, wind power, solar power, and electric transmission & distribution. Mr. Tobin began his career as an officer in the United States Air Force, overseeing advanced technology development programs and representing the U.S. as a NATO delegate. He graduated with honors from the U.S. Air Force Academy with a Bachelor of Science in Management and received an MBA from the University of Pittsburgh.

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

Mr. Goldman has an M.S. degree in Taxation from Pace University and Bachelor’s degree in Business Administration with a concentration in Accounting. Mr. Goldman is a member of the New York State Society of CPAs and serves on its CFO Committee. He served on the SEC Practice Committee and the Management Consulting Committee. He has been published in the New York CPA Journal. He is a member of the American Institute of Certified Public Accountants.

Andrey Mushakov

Dr. Mushakov oversees the nuclear fuel technology division of Lightbridge Corporation and is an expert in cost modeling and the economics of the nuclear fuel cycle. He has been with Lightbridge since 2000, and in 2018 was named executive vice president for nuclear operations.

Over the years, he has led a number of strategic initiatives for Lightbridge that have resulted in collaborative agreements and joint development projects relating to Lightbridge’s metallic fuel technology. More recently, he oversaw a successful team effort that resulted in two separate voucher awards from the U.S. Department of Energy’s GAIN program to support development of Lightbridge fuel in collaboration with Idaho National Laboratory and Pacific Northwest National Laboratory. The collaborative project under the GAIN Voucher with INL was successfully completed in 2021 and included experiment design for irradiation of Lightbridge metallic fuel material samples in the Advanced Test Reactor at INL. The collaborative project under the second GAIN Voucher with PNNL is currently underway and includes demonstration of Lightbridge’s nuclear fuel casting process using depleted uranium, a key step in the manufacture of Lightbridge Fuel™.

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

Corporate Governance

Our corporate governance practices and policies are designed to promote stockholder value. We are committed to the highest standards of corporate ethics and diligent compliance with financial accounting and reporting rules. Our Board provides independent leadership in the exercise of its responsibilities. Our management oversees a system of internal controls and compliance with corporate policies and applicable laws and regulations, and our employees operate in a climate of responsibility, candor, and integrity.

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

The Board and Committees of the Board

The Company is governed by the Board, which currently consists of seven members: Seth Grae, Thomas Graham, Victor Alessi, Sweta Chakraborty, Jesse Funches, Daniel Magraw and Mark Tobin. The Board has established six committees: the Audit Committee, the Compensation Committee, the Environmental, Social and Governance (ESG) Committee, the Executive Committee, the Governance and Nominating Committee and the Technology Committee. Each of the Audit Committee, Compensation Committee, and Governance and Nominating Committee are comprised entirely of independent directors. From time to time, the Board may establish other committees. The Board met six times in 2021. The Board has adopted a written charter for each of its committees. The written charters are available on the Company’s website www.ltbridge.com. Each director attended at least 75% of all meetings of the Board of Directors and each committee on which he or she served during 2021. Pursuant to the Company’s corporate governance guidelines, directors are encouraged to attend the annual meeting of stockholders, and four directors attended the Company’s 2021 annual meeting.

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

While the Board oversees risk management, Company management is charged with managing risk. The Company has robust internal processes and a strong internal control environment to identify and manage risks and to communicate with the Board. The Board and the Audit Committee monitor and evaluate the effectiveness of these internal controls and the risk management program at least annually. Management communicates routinely with the Board, Board committees and individual directors on the significant risks identified and how they are being managed. Directors are free to, and indeed often do, communicate directly with senior management.

The Board implements its risk oversight function both as a whole and through its committees. Much of the work is delegated to various committees, which meet regularly and report back to the full Board. All committees play significant roles in carrying out the risk oversight function. In particular:

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

Audit Committee

Our Audit Committee consists of Mr. Funches, Mr. Magraw and Mr. Tobin, each of whom is “independent” as that term is defined under the Nasdaq listing standards. The Audit Committee oversees our accounting and financial reporting processes and the audits of the financial statements of the Company. Mr. Funches is chair of the Audit Committee and an audit committee financial expert as that term is defined by the applicable SEC rules. The Audit Committee is responsible for, among other things:

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

The Audit Committee met four times during 2021.

Compensation Committee

Our Compensation Committee consists of Mr. Funches, Mr. Alessi, and Mr. Tobin, each of whom is “independent” as that term is defined under the Nasdaq listing standards. Our Compensation Committee assists the Board in reviewing and approving the compensation structure of our directors and executive officers, including all forms of compensation to be provided to our directors and executive officers. The Compensation Committee is responsible for, among other things:

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

The Compensation Committee met five times during 2021.

Governance and Nominating Committee

Our Governance and Nominating Committee consists of Mr. Alessi, Dr. Chakraborty, and Mr. Magraw, each of whom is “independent” as that term is defined under the Nasdaq listing standards. The Governance and Nominating Committee assists the Board of Directors in identifying individuals qualified to become our directors and in determining the composition of the Board and its committees. The Governance and Nominating Committee is responsible for, among other things:

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

The Governance and Nominating Committee met six times during 2021.

Code of Business Conduct and Ethics

The Board has adopted a Code of Business Conduct and Ethics that applies to the Company’s directors, officers and employees. A copy of this policy is available via our website at https://www.ltbridge.com/investors/corporate-governance/governance-documents.

During the fiscal year ended December 31, 2021, there were no waivers of our Code of Business Conduct and Ethics.

Stockholder Communication with the Board of Directors

Stockholders may communicate with the Board, including non-management directors, by sending a letter to our Board, c/o Corporate Secretary, Lightbridge Corporation, 11710 Plaza America Drive, Suite 2000, Reston, VA 20190 USA, for submission to the Board or committee or to any specific director to whom the correspondence is directed. Stockholders communicating through this means should include with the correspondence evidence, such as documentation from a brokerage firm, that the sender is a current record or beneficial stockholder of the Company. All communications received as set forth above will be opened by the Corporate Secretary or their designee for the sole purpose of determining whether the contents contain a message to one or more of our directors. Any contents that are not advertising materials, promotions of a product or service, patently offensive materials or matters deemed, using reasonable judgment, inappropriate for the Board will be forwarded promptly to the chairman of the Board, the appropriate committee, or the specific director, as applicable.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and greater-than-10% stockholders to file forms with the SEC to report their ownership of Lightbridge shares and any changes in ownership. We have reviewed all forms filed electronically with the SEC. Based on that review and on written information given to us by our executive officers and directors, we believe that all of our directors and executive officers filed the required reports on a timely basis under Section 16(a) during 2021, except for Jesse Funches, who on October 4, 2021 filed a Form 3 that was due August 4, 2021, and Seth Grae, Larry Goldman and Andrey Mushakov, each of whom filed a Form 4 on April 5, 2021 that was due April 2, 2021.

Item 11. EXECUTIVE COMPENSATION

2021 Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our named executive officers (NEOs) for services rendered in all capacities during the noted periods.

Name	Year	Salary ($)	Bonus ($)	Stock Awards(1) ($)	All Other Compensation(2) ($)	Total ($)
Seth Grae	2021	504,364	368,298	516,910	26,000	1,415,572
CEO, President and Director	2020	489,673	244,654	213,855	26,000	974,182

Andrey Mushakov	2021	314,569	229,706	322,394	19,500	886,169
EVP, Nuclear Operations	2020	305,407	152,589	142,570	19,500	620,566

Larry Goldman	2021	291,021	212,510	298,260	26,000	827,791
CFO and Corporate Secretary	2020	282,545	141,167	142,570	26,000	592,282

________

(1)

Restricted stock units (fully vested) and restricted stock awards vesting ratably over three years. The amounts reported in the Stock Awards column reflects aggregate grant date fair value computed in accordance with ASC Topic 718, Compensation-Stock Compensation. These amounts reflect our calculation of the value of these awards at the grant date and do not necessarily correspond to the actual value that may ultimately be realized by the named executive officer. For a discussion of the assumptions and methodologies used in calculating the grant date fair value of the stock awards, please see Note 7 to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

(2)	Consists of the Company’s 401(k) matching contributions.

The 2021 stock awards consist of restricted stock awards granted to each of Mr. Grae, Dr. Mushakov and Mr. Goldman relating to 48,355, 30,158 and 27,901 shares, respectively, These RSAs awards contained a performance-based accelerated vesting provision and a service-based vesting provision. These awards were granted November 18, 2021 and vest ratably over a three-year period commencing on the grant date.

The 2020 stock awards consist of restricted stock units granted to each of Mr. Grae, Dr. Mushakov and Mr. Goldman relating to 79,500, 53,000 and 53,000 shares, respectively, which awards were granted October 28, 2020 and which were originally scheduled to vest ratably over a three-year period commencing on the grant date. On November 4, 2021, the Compensation Committee accelerated the vesting of the remaining unvested restricted stock units to increase each NEO’s ownership stake in the Company and to align more closely the interests of the NEOs with the interests of the Company’s stockholders. The Compensation Committee also decided to award restricted stock, to increase managements’ voting interest, rather than restricted stock units, to the NEOs going forward, including the 2021 stock awards discussed above.

Outstanding Equity Awards at Fiscal Year End

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Equity incentive plan awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity incentive plan awards: Market Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Seth Grae	6,303	—	75.60	4/8/2025
	772	—	75.60	8/12/2025
	17,430	—	55.20	11/20/2025
	18,199	—	18.48	11/9/2026
	40,233	—	12.60	10/26/2027
	28,216	—	10.80	8/6/2028
	16,146		3.82	12/2/2029
					48,355	320,352	(1)

Andrey Mushakov	3,069	—	75.60	4/8/2025
	650	—	75.60	8/12/2025
	10,067	—	55.20	11/20/2025
	11,351	—	18.48	11/9/2026
	25,093	—	12.60	10/26/2027
	17,598	—	10.80	8/6/2028
	10,070	—	3.82	12/2/2029
					30,158	199,797	(1)

Larry Goldman	1,104	—	75.60	4/8/2025
	231	—	75.60	8/12/2025
	5,449	—	55.20	11/20/2025
	4,469	—	18.48	11/9/2026
	13,785	—	12.60	10/26/2027
	16,281	—	10.80	8/6/2028
	9,317	—	3.82	12/2/2029
					27,901	184,844	(1)

________

(1)

Restricted stock awards with performance-based and service-based vesting provisions, with the service-based vesting provision being one-third vesting on each of the first three anniversaries of the date of grant, on November 18th of 2022, 2023 and 2024. The market value of restricted stock awards reported is calculated by multiplying the number of shares by our 2021 fiscal year-end closing stock price of $10.69.

Employment Agreements and Potential Payments upon Termination or Change in Control

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

Each employment agreement provides that if the executive’s employment is terminated or not extended by the Company without “cause,” or terminated by the executive for “good reason” (each as defined in the employment agreement), then, subject to the terms and conditions of the employment agreement, the executive will be entitled to certain severance payments and benefits. In the case of Mr. Grae, the employment agreement provides for payments equal to two times Mr. Grae’s base salary and target bonus for the calendar year in which the termination occurs, payable over 12 months, plus an amount equal to the prorated target bonus for the current year, payable in a lump sum. However, if such termination occurs upon or within 24 months of a “change of control” (as defined in the employment agreement), Mr. Grae will receive a lump sum payment equal to three times his base salary and target bonus for the calendar year in which the termination occurs, plus an amount equal to the prorated target bonus for the current year, and all of Mr. Grae’s equity awards will immediately fully vest, with any outstanding performance-based equity awards becoming fully vested based on the target level of performance. In the case of Dr. Mushakov and Mr. Goldman, the employment agreements each provide for payments equal to the executive’s base salary and target bonus for the calendar year in which the termination occurs, payable over 12 months, plus an amount equal to the prorated target bonus for the current year, payable in a lump sum. However, if such termination occurs upon or within 24 months of a “change of control,” each of Dr. Mushakov and Mr. Goldman will receive a lump sum payment equal to two times his base salary and target bonus for the calendar year in which the termination occurs, plus an amount equal to the prorated target bonus for the current year, and all of the executive’s equity awards will immediately fully vest, with any outstanding performance based equity awards becoming fully vested based on the target level of performance.

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

Director Compensation

The following table sets forth certain information concerning the compensation paid to our directors for services rendered to us during fiscal 2021. Mr. Grae was not compensated for his service as a director in 2021. Mr. Funches, who serves as chair of the Audit Committee, is paid $50,000 annually, and Mr. Alessi, Dr. Chakraborty, Mr. Magraw, and Mr. Tobin are each paid $45,000 annually for their service on the Board. Mr. Graham, who serves as Chairman of the Board, is paid $60,000 annually. Ms. Townsend, who resigned from the Board in 2021, was paid $33,333 in 2021. Dr. Chakraborty, Mr. Funches, and Mr. Tobin became directors during 2021. Directors are reimbursed for out-of-pocket expenses incurred as a result of their participation on our Board.

In addition, the directors, excluding Ms. Townsend, were each awarded shares of stock with a grant date fair value of $35,000 in November 2021, which shares were issued in November 2021 for Mr. Alessi, Dr. Chakraborty, Mr. Funches, and Mr. Magraw and in January 2022 for Mr. Graham and Mr. Tobin.

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1) ($)	Total ($)
Victor Alessi	45,000	35,000	80,000
Sweta Chakraborty	11,250	35,000	46,250
Jesse Funches	20,833	35,000	55,833
Thomas Graham, Jr.	60,000	35,000	95,000
Daniel Magraw	45,000	35,000	80,000
Mark Tobin	11,250	35,000	46,250
Kathleen Kennedy Townsend	33,333	—	33,333

_________

(1)

For a discussion of the assumptions and methodologies used in calculating the grant date fair value of the stock option awards, please see Note 7 to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

As of December 31, 2021, Messrs. Alessi, Graham and Magraw each held stock options to purchase 11,388 shares of common stock.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information known to us with respect to the beneficial ownership of our common stock as of April 20, 2022 for: (i) each person known by us to beneficially own more than 5% of our voting securities, (ii) each named executive officer, (iii) each of our directors and nominees, and (iv) all of our current executive officers and directors as a group. The percentage of beneficial ownership is based on 10,590,470 shares of common stock outstanding as of April 20, 2022. The address of each executive officer, director and nominee is care of Lightbridge Corporation, 11710 Plaza America Drive, Suite 2000, Reston, VA 20190 USA. Except as explained in the footnotes to the following table, each person listed, and the members of the group, had sole voting power and sole investment power with respect to the shares shown. None of the shares are subject to pledge.

Name	Common Stock Held Directly		Stock Options(1)	Total Beneficial Ownership	Percent of Common Stock
Seth Grae	123,890	(2)	127,299	251,189	2.3%
Larry Goldman	62,652		50,636	113,288	1.1%
Andrey Mushakov	72,488		77,898	150,386	1.4%
Victor Alessi	8,882		11,388	20,270	*
Sweta Chakraborty	3,274		—	3,274	*
Jesse Funches	3,274		—	3,274	*
Thomas Graham, Jr.	11,551	(3)	11,388	22,939	*
Daniel Magraw	9,422		11,388	20,810	*
Mark Tobin	1,774		—	1,774	*
Current Directors and Executive Officers as a Group (nine people)	297,207		289,997	587,204	5.4%

________

*	Denotes less than 1% of the outstanding shares of common stock.
(1)	Consists of shares that may be acquired under stock options that are currently exercisable or will become exercisable within 60 days of April 20, 2022.
(2)	Includes 5,082 shares of common stock held by Mr. Grae’s spouse.
(3)	Includes 334 shares of common stock held by Mr. Graham’s spouse.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information about the securities authorized for issuance under our 2020 Omnibus Incentive Plan, 2015 Equity Incentive Plan, as amended, and 2006 Stock Plan, as amended, as of December 31, 2021.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights(1) (b)	Number of securities Remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	733,849	18.51	248,161
Equity compensation plans not approved by security holders	—	—	—
Total	733,849	18.51	248,161

_________

(1)

The weighted-average exercise price is calculated based solely on the exercise prices of the outstanding stock options and does not reflect shares that will be issued upon the vesting of outstanding restricted stock awards.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

None of our directors, director nominees, executive officers, 5% stockholders, or immediate family members of such persons has been involved in any transactions with us which are required to be disclosed pursuant to Item 404 of Regulation S-K.

Independent Directors

In considering and making decisions as to the independence of each of the directors of the Company, the Board considered transactions and relationships between the Company (and its subsidiaries) and each director (and each member of such director’s immediate family and any entity with which the director or family member has an affiliation such that the director or family member may have a material indirect interest in a transaction or relationship with such entity). The Board has determined that Mr. Alessi, Dr. Chakraborty, Mr. Funches, Mr. Magraw and Mr. Tobin are independent as defined in applicable SEC and Nasdaq rules and regulations, and that each constitutes an “Independent Director” as defined in Nasdaq Listing Rule 5605. Such members constitute a majority of the entire Board.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm’s Fees

The following table sets forth the fees billed to us by BDO USA, LLP (Philadelphia, PA: PCAOB ID#243) during the fiscal years ended December 31, 2021 and 2020.

	2021	2020
Audit Fees	$235,332	$237,231
Audit Related Fees	—	—
Tax Fees	13,007	16,735
All Other Fees	—	—
Total	$248,339	$253,966

Audit Fees consist of professional services rendered for the audit of our annual financial statements included in our Form 10-K,  reviews of the unaudited interim financial statements included in our Forms 10-Q, comfort letters and consents for financing and various SEC filings.

Audit Related Fees consist of professional services rendered for assurance and related services such as employee benefit plan audit, due diligence related to mergers and acquisitions, accounting assistance and audits in connection with proposed or consummated acquisitions, attest services and consultations on proposed accounting and reporting standards, and were not otherwise included in Audit Fees.

Tax Fees consist of professional services rendered for tax compliance, tax advice and tax planning. Included in such Tax Fees are fees for preparation of our tax returns and consultancy and advice on other tax planning matters.

All Other Fees consist of the aggregate fees billed for products and services provided by BDO USA, LLP and not otherwise included in Audit Fees, Audit Related Fees or Tax Fees.

Our Audit Committee has considered whether the provision of the non-audit services described above is compatible with maintaining auditor independence and determined that such services are appropriate.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and permissible non-audit services provided by our auditors must be approved in advance by our Audit Committee to ensure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Audit Committee pre-approved all of the services provided by the Company’s independent registered public accounting firm, BDO USA, LLP, in the year ended December 31, 2021.

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

LIGHTBRIDGE CORPORATION

Date: April 28, 2022	By:	/s/ Seth Grae
Seth Grae
Chief Executive Officer,
President and Director

