Form 10-Q
period 2022-03-31
LIGHTBRIDGE Corp
filed 2022-05-12
CIK 1084554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the issuer’s common stock, as of May 3, 2022 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	10,590,470

LIGHTBRIDGE CORPORATION

Form 10-Q

MARCH 31, 2022

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIGHTBRIDGE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$28,226,863	$24,747,613
Prepaid expenses and other current assets	558,777	113,452
Total Current Assets	28,785,640	24,861,065
Other Assets
Trademarks	101,583	101,583
Total Assets	$28,887,223	$24,962,648

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$452,826	$171,521
Total Current Liabilities	452,826	171,521

Commitments and contingencies - Note 4

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 authorized shares	—	—
Common stock, $0.001 par value, 13,500,000 authorized, 10,588,674 shares and 9,759,223 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	10,589	9,759
Additional paid-in capital	167,464,610	161,772,641
Accumulated deficit	(139,040,802)	(136,991,273)
Total Stockholders’ Equity	28,434,397	24,791,127
Total Liabilities and Stockholders’ Equity	$28,887,223	$24,962,648

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTBRIDGE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Month Ended
	March 31,
	2022	2021
Revenue	$—	$—

Operating Expenses
General and administrative	1,913,564	1,782,860
Research and development	262,823	369,450
Total Operating Expenses	2,176,387	2,152,310

Other Operating Income
Contributed services – research and development	123,353	103,319
Total Other Operating Income	123,353	103,319

Total Operating Loss	$(2,053,034)	$(2,048,991)

Other Income
Interest income	3,505	3,309
Foreign currency transaction gain	—	33,694
Total Other Income	3,505	37,003

Net Loss Before Income Taxes	(2,049,529)	(2,011,988)
Income taxes	—	—
Net Loss	$(2,049,529)	$(2,011,988)

Accumulated Preferred Stock Dividend	—	(131,434)
Additional deemed dividend on preferred stock due to the beneficial conversion feature	—	(57,489)
Net Loss Attributable to Common Shareholders	$(2,049,529)	$(2,200,911)

Net Loss Per Common Share
Basic and diluted	$(0.20)	$(0.33)

Weighted Average Number of Common Shares Outstanding – Basic and diluted	10,283,280	6,589,392

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTBRIDGE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Month Ended
	March 31,
	2022	2021
Operating Activities
Net Loss	$(2,049,529)	$(2,011,988)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock-based compensation	264,936	60,068

Changes in operating working capital items:
Prepaid expenses and other current assets	(445,325)	(465,191)
Accounts payable and accrued liabilities	296,305	321,597
Accrued legal settlement costs	—	(4,200,000)
Net Cash Used in Operating Activities	(1,933,613)	(6,295,514)

Investing Activities
Net Cash Used in Investing Activities	—	—

Financing Activities
Net proceeds from the issuances of common stock	5,412,863	—
Net Cash Provided by Financing Activities	5,412,863	—

Net Increase (Decrease) in Cash and Cash Equivalents	3,479,250	(6,295,514)

Cash and Cash Equivalents, Beginning of Period	24,747,613	21,531,665

Cash and Cash Equivalents, End of Period	$28,226,863	$15,236,151

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest paid	$—	$—
Income taxes paid	$—	$—
Non-Cash Financing Activities:
Accumulated preferred stock dividend	$—	$188,923
Payment of accrued liabilities with common stock	$15,000	$69,690

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTBRIDGE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

	Series A		Series B				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2021	699,878	$699	2,666,667	$2,667	6,567,110	$6,567	$146,353,232	$(129,155,608)	$17,207,557

Shares issued to consultant & directors for services	—	—	—	—	24,200	24	69,666	—	69,690
Stock-based compensation	—	—	—	—	—	—	60,068	—	60,068
Net loss for the three months ended March 31, 2021	—	—	—	—	—	—	—	(2,011,988)	(2,011,988)
Balance – March 31, 2021	699,878	$699	2,666,667	$2,667	6,591,310	$6,591	$146,482,966	$(131,167,596)	$15,325,327

	Series A		Series B				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2022	-	$-	-	$-	9,759,223	$9,759	$161,772,641	$(136,991,273)	$24,791,127

Shares issued - registered offerings - net of offering costs	-	-	-	-	820,641	822	5,412,041	—	5,412,863
Shares issued to consultant & directors for services	-	-	-	-	8,810	8	14,992	—	15,000
Stock-based compensation					—	—	264,936	—	264,936
Net loss for the three months ended March 31, 2022	-	-	-	-	—	—	—	(2,049,529)	(2,049,529)
Balance – March 31, 2022	-	$-	-	$-	10,588,674	$10,589	$167,464,610	$(139,040,802)	$28,434,397

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTBRIDGE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation, Summary of Significant Accounting Policies, and Nature of Operations

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Lightbridge Corporation and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America, including a summary of the Company’s significant accounting policies, have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive condensed consolidated financial statements and should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2021, included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

The Company was formed on October 6, 2006, when Thorium Power, Ltd., which was incorporated in the state of Nevada on February 2, 1999, merged with Thorium Power, Inc. (TPI), which was incorporated in the state of Delaware on January 8, 1992. On September 29, 2009, the Company changed its name from Thorium Power, Ltd. to Lightbridge Corporation and began its focus on developing and commercializing metallic nuclear fuels. The Company is a nuclear fuel technology company developing its next generation nuclear fuel technology.

Going Concern, Liquidity and Management’s Plan

The Company’s available working capital at March 31, 2022 and as of the date of this filing, exceeds its currently anticipated expenditures through the first quarter of 2023. However, there are inherent uncertainties in forecasting future expenditures, especially forecasting for uncertainties such as future research and development (R&D) costs and other cash outflows, as well as how the COVID-19 outbreak, including the emergence and spread of variant strains of the virus, may affect future costs and operations. Also, the cash requirements of the Company’s future planned operations to commercialize its nuclear fuel, including any additional expenditures that may result from unexpected developments, will require it to raise significant additional capital, including receiving government support. These uncertainties include the projected fuel development timeline of 15-20 years to fuel commercialization, the operational costs required to keep the fuel development project on schedule and the various risks of developing and commercializing the Company’s nuclear fuel. These uncertainties, when combined, raise substantial doubt about the Company’s ability to continue as a going concern for the 12 months following the date of this filing. The Company’s condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. No adjustments have been made relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company not continue as a going concern. To the extent any uncertainties reduce the Company’s liquidity for the next 12 months, the Company will consider, if available, additional debt or equity raises and delaying certain expenditures, including R&D expenses, until sufficient capital becomes available.

At March 31, 2022, the Company had approximately $28.2 million in cash and had a working capital surplus of approximately $28.3 million. The Company’s net cash used in operating activities for the three months ended March 31, 2022 was approximately $1.9 million, and current projections indicate that the Company will have continued negative cash flows from operations for the foreseeable future. Net losses incurred for the three months ended March 31, 2022 and 2021 amounted to approximately $2.0 million for each period. As of March 31, 2022, the Company had an accumulated deficit of approximately $139.0 million, representative of recurring losses since inception. The Company will continue to incur losses because it is in the early research and development stage of developing its nuclear fuel.

The Company’s plans to fund future operations include: (1) raising additional capital through future equity issuances or convertible debt financings; (2) additional funding through new relationships to help fund future R&D costs; and (3) seeking other sources of capital, including grants from the federal government. The Company may issue securities, including common stock, preferred stock, and stock purchase contracts through private placement transactions or registered public offerings, pursuant to current and future registration statements. The Company’s current shelf registration statement on Form S-3 was filed with the SEC on March 25, 2021, registering the sale of up to $75 million of the Company’s securities and was declared effective on April 5, 2021. Due to the offering limitations applicable under General Instruction I.B.6. of Form S-3 and the market valuation of our future public float, we may be limited on the amount of funding available under this Form S-3 shelf registration statement in the future. There can be no assurance as to the future availability of equity capital or the acceptability of the terms upon which financing and capital might become available. The Company’s future liquidity needs to develop its nuclear fuel are long-term, and the ability to address those needs and to raise capital will largely be determined by the success of the development of its nuclear fuel, key nuclear development and government regulatory events, and its business decisions in the future.

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

There can be no assurance that the Company will be able to successfully continue to conduct its operations if there is a lack of financial resources available in the future to continue its fuel development activities, and a failure to do so would have a material adverse effect on the Company’s future R&D activities, financial position, results of operations, and cash flows. Also, the success of the Company’s operations will be subject to other numerous contingencies, some of which are beyond management’s control. These contingencies include general and regional economic conditions, contingent liabilities, potential competition with other nuclear fuel developers, including those entities developing accident tolerant fuels, changes in government regulations, support for nuclear power, changes in accounting and taxation standards, inability to achieve overall short-term and long-term R&D milestones toward commercialization, future impairment charges to its assets, and global or regional catastrophic events. The Company may also be subject to various additional political, economic, and other uncertainties.

On January 30, 2020, the World Health Organization (WHO) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risk to the international community as the virus spread globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak a pandemic, based on increased exposure globally. The current spread of COVID-19, including the emergence and spread of variant strains of the virus, that is impacting global economic activity and market conditions could lead to adverse changes in the Company’s ability to conduct R&D activities with the United States national labs and others. The COVID-19 outbreak impacted our business operations and results of operations for the years ended December 31, 2021 and 2020, which resulted in a delay of our R&D work and reduction of R&D expenses and an increase in general and administrative expenses due to severance payments to former employees. However, the effects of the pandemic are fluid and changing rapidly, including with respect to vaccine and treatment developments and deployment and potential mutations of COVID-19. While the Company continues to monitor the impact of COVID-19 on its business, the Company is unable to accurately predict the ultimate impact on future results of operations, financial condition and liquidity that COVID-19 will have due to various uncertainties, including the geographic spread of the virus, the severity of the disease, the duration of the outbreak, and actions that may be taken by governmental authorities and other third-parties.

Cash and Cash Equivalents

The Company may at times invest its excess cash in interest bearing accounts and U.S. Treasury Bills. It classifies all highly liquid investments with original stated maturities of three months or less from date of purchase as cash equivalents and all highly liquid investments with stated maturities of greater than three months as marketable securities. The Company holds cash balances in excess of the federally insured limits of $250,000. The Company deems this credit risk not to be significant as its cash is and was held by two prominent financial institutions in 2022 and 2021. The Company buys and holds short-term U.S. Treasury Bills to maturity. U.S. Treasury Bills totaled $9.0 million at March 31, 2022 and December 31, 2021. The remaining $19.2 million and $15.7 million at March 31, 2022 and December 31, 2021, respectively, are on deposit with one notable financial institution.

Contributed Services – Research and Development

The Company was awarded a grant from the United States Department of Energy (DOE) which represented contributed services to further the Company’s R&D activities. The Company concluded that its government grants were not within the scope of the revenue recognition standard ASC Topic 606 as they did not meet the definition of a contract with a customer. Additionally, the Company concluded that the grants met the definition of a contribution, as the grants were a non-reciprocal transaction. As such, the Company determined that Subtopic 958-605, Not-for-Profit-Entities-Revenue Recognition applies for these contributed services, even though the Company is a business entity, as guidance in the contributions received subsections of Subtopic 958-605 applies to all entities (not-for-profits and business entities).

The Company early adopted Accounting Standards Update 2020-07 in the fourth quarter of 2021, which amends Subtopic 958-605 and further clarifies the presentation and disclosure about contributions.

Subtopic 958-605 requires that nonfinancial assets, which includes services, such as the research and development services provided under the Gateway for Accelerated Innovation in Nuclear (GAIN) vouchers described in Note 5, should be shown on a gross method at the fair value of the services contributed, with contributed services – research and development shown as other operating income and the related costs as a charge to research and development expense, rather than depicting contributed services – research and development as a reduction of research and development expense. The fair value of contributed services was determined by the cost of professional time and materials which were charged by the subcontractor who fulfilled the services contributed under the grant award. The principal market used to arrive at fair value is the market in which the Company operates.

The Company recognized contributed services – research and development of approximately $0.1 million for each of the three months ended March 31, 2022 and 2021.

Trademarks

Costs for filing and legal fees for trademark applications are capitalized. Trademarks are considered intangible assets with an indefinite useful life and therefore are not amortized. The Company performed an impairment test in the fourth quarter of 2021 and 2020 and no impairment of the trademarks was identified. As of March 31, 2022 and December 31, 2021, the carrying value of trademarks was $0.1 million.

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

Stock-Based Compensation

The stock-based compensation expense incurred by Lightbridge for employees and directors in connection with its equity incentive plan is based on the employee model of ASC 718, and the fair value of any stock options granted is measured at the grant date. In accordance with ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, options granted to our consultants are accounted for in the same manner as options issued to employees.

Awards with service-based vesting conditions only: Expense is recognized on a straight-line basis over the requisite service period of the award.

Awards with performance-based vesting conditions: Expense is not recognized until it is determined that it is probable the performance-based conditions will be met. When achievement of a performance-based condition is probable, a catch-up of expense is recorded as if the award had been vesting on a straight-line basis from the award date. The award will continue to be expensed on a straight-line basis over the requisite service period until a higher performance-based condition is met, if applicable.

Awards with market-based vesting conditions: Expense is recognized on a straight-line basis over the requisite service period, which is the lesser of the derived service period or the explicit service period if one is present. However, if the market condition is satisfied prior to the end of the requisite service period, the Company accelerates all remaining expense to be recognized.

Awards with both performance-based and market-based vesting conditions - If an award vesting or exercisability is conditional upon the achievement of either a market condition or performance or service conditions, the requisite service period is generally the shortest of the explicit, implicit, and derived service period.

The Company elected to use the Black-Scholes pricing model to determine the fair value of stock options on the measurement date of the grant for service-based vesting conditions and the Monte-Carlo valuation method for performance-based or market-based vesting conditions for stock options. The Company estimates forfeitures at the time of grant and revises the estimate, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate estimate used for all equity awards was zero, based on the experience of the Company having an insignificant historical forfeiture rate. Shares that are issued to employees upon exercise of the stock options may be issued net of a number of shares with a fair value equal to the required tax withholding requirements to be paid by the Company regarding its tax withholding obligations. As a result, the actual number of shares issued are fewer than the actual number of shares exercised under the stock option or on the dates of vesting of Restricted Stock Unit (RSU) grants.

A Restricted Stock Award (“RSA”) is an award of our shares that have full voting rights and dividend rights (with dividends paid upon vesting of the RSA), but are restricted with regard to sale or transfer before vesting. As such, they are shown as shares issued and outstanding. These restrictions lapse over the vesting period. The shares are forfeited and returned to the Company if they do not vest. The RSAs are included in common stock issued and outstanding and are considered contingently issuable in the calculation of weighted-average shares outstanding for purposes of calculating earnings per share. The consolidated statement of changes in stockholders’ equity shows the initial grant of RSAs as a reclassification from additional paid-in capital to common stock, with any compensation expense related to the RSAs included in stock-based compensation. Other RSAs have only performance conditions. These other RSAs do not have voting and dividend rights until they vest as ordinary common shares and are not included in common stock issued and outstanding.

Recent Accounting Pronouncements

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

The treasury stock method is used in calculating diluted EPS for potentially dilutive stock options and share purchase warrants, which assumes that any proceeds received from the exercise of in-the-money stock options and share purchase warrants would be used to purchase common shares at the average market price for the period, unless including the effects of these potentially dilutive securities would be anti-dilutive.

The following table sets forth the computation of the basic and diluted loss per share (dollars in millions, except share data):

	Three Months Ended
	March 31,
	2022	2021
Basic
Numerator:
Net loss attributable to common stockholders	$(2.0)	$(2.2)
Denominator:
Weighted-average common shares outstanding	10,283,280	6,589,392
Basic net loss per share	$(0.20)	$(0.33)

Diluted
Numerator:
Net loss attributable to common stockholders, basic	$(2.0)	$(2.2)
Effect of dilutive securities	—	—
Net loss, diluted	$(2.0)	$(2.2)
Denominator:
Weighted average common shares outstanding - basic
Potential common share issuances:	10,283,280	6,589,392
Incremental dilutive shares from equity instruments (treasury stock method)	—	—
Weighted-average common shares outstanding	10,283,280	6,589,392
Diluted net loss per share	$(0.20)	$(0.33)

The following outstanding securities have been excluded from the computation of diluted weighted shares outstanding for the periods noted below, as they would have been anti-dilutive due to the Company’s losses for the three months ended March 31, 2022 and 2021 and also because the exercise price of certain of these outstanding securities was greater than the average closing price of the Company’s common stock.

	Three Months Ended
	March 31,
	2022	2021
Warrants outstanding	45,577	59,242
Stock options outstanding	543,297	515,136
RSAs outstanding	188,588	—
RSUs outstanding	—	243,800
Series A convertible preferred stock to common shares	—	80,712
Series B convertible preferred stock to common shares	—	276,846
Total	777,462	1,175,736

Note 3. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (rounded in millions):

	March 31,	December 31,
	2022	2021
Trade payables	$0.1	$0.1
Accrued legal and consulting expenses	0.1	0.1
Accrued bonus	0.3	—
Total	$0.5	$0.2

Note 4. Commitments and Contingencies

Commitments

Operating Leases

The Company leased office space for a 12-month term from January 1, 2022 through December 31, 2022 with a monthly payment of approximately $8,000. The future minimum lease payments required under the non-cancellable operating leases for 2022 total approximately $0.1 million. Total rent expense for the three months ended March 31, 2022 and 2021 was approximately $24,000 and $30,000, respectively.

Note 5. Research and Development Costs

On December 19, 2019, the Company was awarded a voucher from the DOE’s GAIN program to support development of Lightbridge Fuel™ in collaboration with Idaho National Laboratory (INL). The scope of the project included experiment design for irradiation of Lightbridge metallic fuel material samples in the Advanced Test Reactor at INL. On April 22, 2020, the Company entered into a Cooperative Research and Development Agreement (CRADA) with Battelle Energy Alliance, LLC (Battelle), the operating contractor of INL, in collaboration with DOE. Signing the CRADA was the last step in the contracting process to formalize a voucher award from the GAIN program. The voucher award can only be used to conduct the experiment defined in the CRADA. All work was completed on this GAIN voucher in the third quarter of 2021. The experiment design will form the basis of the Company’s current and future efforts with the INL. All work was completed in 2021 that caused the DOE to incur its payment obligations to Battelle, related to the GAIN voucher. The Company has no payment obligations related to the GAIN voucher. As of December 31, 2021, the total final project amount recorded as contributed services – research and development was approximately $0.5 million. During the three months ended March 31, 2021, the Company recorded approximately $0.1 million of contributed services – research and development for work that was completed that caused the DOE to incur payment obligations related to the GAIN voucher.

On March 25, 2021, the Company was awarded a second voucher from the DOE’s GAIN program to support development of Lightbridge Fuel™ in collaboration with the Pacific Northwest National Laboratory (PNNL). The scope of the project is to demonstrate Lightbridge’s nuclear fuel casting process using depleted uranium, a key step in the manufacture of Lightbridge Fuel™. On July 14, 2021, the Company executed a CRADA with the Battelle Memorial Institute, Pacific Northwest Division, the operating contractor of the PNNL, in collaboration with the DOE. The total project value is approximately $0.7 million, with three-quarters of this amount expected to be provided by DOE for the scope performed and the remaining amount funded by Lightbridge, by providing in-kind services to the project. The project commenced in the third quarter of 2021 and is expected to be completed by the third quarter of 2022. During the three months ended March 31, 2022 and 2021, the Company recorded approximately $0.1 million and $0 million of contributed services – research and development, respectively, for work that was completed that caused the DOE to incur payment obligations related to the GAIN voucher.

The contributed services – research and development for both GAIN vouchers were recorded in the Other Operating Income section of the condensed consolidated statement of operations and the corresponding amount was recorded as research and development expenses.

The R&D services provided under the GAIN vouchers are utilized by the Company in its ongoing development of its next generation nuclear fuel technology. The Company believes that the amounts paid by the DOE to Battelle for the service provided does not differ materially from what the Company would have paid had it directly contracted for these services for its R&D activity.

Note 6. Stockholders’ Equity and Stock-Based Compensation

At March 31, 2022, the Company had 10,588,674 common shares outstanding (including outstanding RSAs totaling 188,588 shares). Also outstanding were warrants relating to 45,577 shares of common stock, stock options relating to 543,297 shares of common stock and performance-based RSA awards of 188,588 shares, all totaling 11,366,136 shares of common stock and all common stock equivalents, outstanding at March 31, 2022.

At December 31, 2021, the Company had 9,759,223 common shares outstanding (including outstanding RSAs totaling 188,588 shares). Also outstanding were warrants relating to 45,577 shares of common stock, stock options relating to 538,713 shares of common stock and performance-based RSA awards of 188,588 shares, all totaling 10,532,101 shares of common stock and all common stock equivalents, outstanding at December 31, 2021.

Common Stock Equity Offerings

ATM Offerings

On May 28, 2019, the Company entered into an at-the-market (ATM) equity offering sales agreement with Stifel, Nicolaus & Company, Incorporated (Stifel), which was amended on April 9, 2021, pursuant to which the Company may issue and sell shares of its common stock from time to time through Stifel as the Company’s sales agent. Sales of the Company’s common stock through Stifel, if any, will be made by any method that is deemed to be an “at-the-market” equity offering as defined in Rule 415 promulgated under the Securities Act of 1933. On March 25, 2021, the Company filed a new shelf registration statement on Form S-3, registering the sale of up to $75 million of the Company’s securities, which registration statement was declared effective on April 5, 2021. The Company filed a prospectus supplement, dated April 9, 2021, with the SEC pursuant to which the Company offered and sold shares of common stock having an aggregate offering price of up to $9.0 million through its ATM. After this offering was completed, the Company filed a second prospectus supplement, dated November 19, 2021, with the SEC pursuant to which the Company may offer and sell shares of common stock having an aggregate offering price of up to $20.0 million from time to time through its ATM.

The Company records its ATM sales on a settlement date basis. The Company sold 0.8 million shares under the ATM for the three months ended March 31, 2022 resulting in net proceeds of $5.4 million under the November 19, 2021 prospectus supplement. No ATM sales occurred during the three months ended March 31, 2021.

Preferred Stock Equity Offerings

Exchange of Outstanding Series A and Series B Convertible Preferred Stock for Common Shares

On October 29, 2021, the Company entered into an agreement with the holder of all of the outstanding Series A Preferred Stock, to exchange all of the outstanding Series A Preferred Stock and the payment-in-kind (PIK) dividends for 262,910 shares of the Company’s common stock ($10 per share induced conversion price), without any cash payments by either party.

On December 3, 2021, the Company entered into a series of agreements with all of the holders of the Company’s Series B convertible preferred stock to exchange all outstanding Series B Preferred Stock for shares of the Company’s common stock at an exchange rate equal to the sum of the liquidation preference of the Series B Preferred Stock and the accrued and unpaid dividends thereon, divided by $10.00 per share. Upon the closing of the exchange, the Company issued an aggregate of 522,244 shares of common stock to the holders in exchange for all 2,666,667 issued and outstanding Series B Preferred Stock.

The exchange for both Series A and Series B preferred stock was effected without registration under the Securities Act of 1933, as amended, pursuant to the exemption from registration set forth in Section 3(a)(9) of the Securities Act.

In accordance with ASC 470-20, the Company accounted for both exchanges as an induced conversion based on the short period of time the exchange offer was open and that all equity securities pursuant to the original terms were exchanged. Pursuant to this accounting guidance, the Company evaluated the fair value of the incremental 183,098 common shares issued to the Series A Preferred stockholders. Based on the $9.57 closing stock price on October 29, 2021, the Company recorded to additional paid-in capital a deemed dividend of $1.8 million at the date of the exchange. Also, the Company evaluated the fair value of the incremental 232,111 common shares issued to the Series B Preferred stockholders. Based on the $7.57 closing stock price on December 3, 2021, the Company recorded to additional paid-in capital a deemed dividend of $1.8 million at the date of the exchange.

Warrants

The Company had 45,577 outstanding warrants at March 31, 2022 and December 31, 2021. These warrants were issued to investors on November 17, 2014, entitling the holders to purchase 45,577 common shares in the Company at an exercise price of $138.60 per common share up to and including May 16, 2022, the warrant expiration date. On June 30, 2016, the warrant holders agreed to new warrant terms, which excluded any potential net cash settlement provisions, in order to classify the warrants as equity in exchange for a reduced exercise price of $75.00 per share. These warrants are classified within equity on the unaudited condensed consolidated balance sheets.

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

Stock Options

During the three months ended March 31, 2022, the Company issued 13,514 stock options to one consultant. These options were assigned a fair value of $3.70 per share (total fair value of $50,000). The value was determined using the Black-Scholes pricing model. The following assumptions for this option grant were used in the Black-Scholes pricing model:

Expected volatility	115.37%
Risk free interest rate	1.02%
Dividend yield rate	0
Weighted average years	2 years
Closing price per share - common stock	$6.27

Stock options issued to the Company’s employees, directors and consultants are summarized as follows for the three months ended March 31, 2022:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Beginning of the year - January 1, 2022	538,713	$18.51	$12.92
Granted	13,514	6.27	3.70
Exercised	—	—	—
Forfeited	—	—	—
Expired	(8,930)	8.25	2.80
End of the period - March 31, 2022	543,297	$18.37	$12.86
Options exercisable	531,531	$18.65	$13.05

A summary of the Company’s non-vested options as of March 31, 2022 and December 31, 2021, and changes during the three months ended March 31, 2022, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value Grant Date
Non-vested – December 31, 2021	11,766	$5.71	$4.25

Granted	13,514	6.27	3.70
Vested	(13,514)	6.27	3.70
Forfeited	—	—	—
Non-vested– March 31, 2022	11,766	$5.71	$4.25

The above tables include stock options issued and outstanding as of March 31, 2022 as follows:

i. A total of 339,855 incentive stock options and non-qualified 10-year options have been issued, and are outstanding, to the directors, officers, and employees at exercise prices of $3.82 to $75.60 per share. From this total, 127,299 options are held by the Chief Executive Officer, who is also a director. All options issued to directors, officers, and employees, including those issued to our Chief Executive Officer, have a remaining contractual life ranging from 3.02 years to 7.67 years.

ii. A total of 203,442 non-qualified 1 to 10-year options have been issued, and are outstanding, to consultants at exercise prices of $3.82 to $75.60 per share and have a remaining contractual life ranging from 0.04 years to 9.42 years.

As of March 31, 2022, there was approximately $0.1 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of approximately 1.89 years. For stock options outstanding at March 31, 2022, the intrinsic value was approximately $0.5 million. For those vested stock options at March 31, 2021, the intrinsic value was approximately $0.2 million.

The following table provides certain information with respect to the above-referenced stock options that were outstanding and exercisable at March 31, 2022:

	Stock Options Outstanding			Stock Options Vested
	Weighted			Weighted
	Average			Average
	Remaining		Weighted	Remaining		Weighted
	Contractual	Number	Average	Contractual	Number	Average
	Life	of	Exercise	Life	of	Exercise
Exercise Prices	-Years	Awards	Price	-Years	Awards	Price
$3.82-$9.00	5.09	145,801	$5.10	4.77	134,035	$5.04
$9.01-$12.48	6.35	116,544	$10.80	6.35	116,544	$10.80
$12.49-$24.00	4.87	195,090	$14.23	4.87	195,090	$14.23
$24.01-$72.00	3.47	62,771	$55.07	3.47	62,771	$55.07
$72.01-$75.60	2.90	23,091	$75.59	2.90	23,091	$75.59
Total	5.00	543,297	$18.37	4.92	531,531	$18.65

Common Share Issuances

For the three months ended March 31, 2022 and 2021, the Company issued 2,262 and 3,000 common shares, respectively, to its investor relations firm for services provided during the period.

Restricted Stock Awards

On November 18, 2021, the Board of Directors approved an equity grant of 188,588 RSAs, with a grant date fair value of approximately $2 million, to all of the Company’s employees and two consultants, valued at the stock price on the grant date of $10.69 per share. These RSAs contain a performance-based accelerated vesting provision and a service-based vesting provision, with the service-based vesting provision being one-third vesting on each of the first three anniversaries of the date of grant. As of March 31, 2022 and December 31, 2021, the Company had deemed it not probable that the performance-based vesting provision would be met. These 188,588 shares were included in the total outstanding common shares at March 31, 2022 and December 31, 2021 and compensation expense will be recognized straight line over the three-year vesting period. A total of $0.2 million of compensation expense was recorded for the three months ended March 31, 2022.

Also on November 18, 2021, there was an additional performance-based equity grant of 188,588 RSAs, with a grant date fair value of approximately $2 million, with immediate vesting upon the Company completing a business acquisition in 2022, subject to certain target financial performance metrics. The RSAs were valued at the stock price on the grant date of $10.69 per share. This RSA grant, based on managements’ probability assessment of meeting this milestone at March 31, 2022 and December 31, 2021, was not probable of being met and no expense was recorded as stock-based compensation for the three months ended March 31, 2022 and for the year ended December 31, 2021. These 188,588 RSAs were not included in the total outstanding common shares at March 31, 2022 and December 31, 2021, on the accompanying balance sheet and statement of stockholders’ equity. The Company will reassess the probability of achieving this performance condition at each reporting period in 2022 and record the approximately $2 million as an expense as well as include these performance-based RSAs in the total outstanding common shares, if there is a change to management’s assessment that it is probable that this performance-condition will be met.

The following summarizes the Company’s RSAs activity:

Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Total RSAs outstanding at January 1, 2022	377,176	$10.69
Total RSAs granted	—	$—
Total RSAs vested	—	$—
Total RSAs forfeited	—	$—
Total unvested RSAs outstanding at March 31, 2022	377,176	$10.69

Scheduled vesting for outstanding RSAs with service conditions at March 31, 2022 is as follows:

	Year Ending December 31,
	2022	2023	2024	Total
Scheduled vesting	62,862	62,864	62,862	188,588

As of March 31, 2022, there was approximately $1.7 million of total unrecognized compensation cost related to these unvested RSAs compensation arrangements. The compensation expense will be recognized on a straight-line basis over the three-year vesting period.

The components of total stock-based compensation expense included in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021 are as follows (rounded in millions):

	For the Three Months Ended
	March 31,
	2022	2021
Research and development expenses	$—	$—
General and administrative expenses	0.3	0.1
Total stock-based compensation expense	$0.3	0.1

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

•	dependence on strategic partners;

•	our ability to fund our future operations, including general corporate overhead and outside research and development costs, and continue as a going concern;

•	the demand for fuel for nuclear reactors, including small modular reactors (SMRs), and our ability to attract new customers;

•	our ability to manage the business effectively in a rapidly evolving market;

•	our ability to employ and retain qualified employees and consultants that have experience in the nuclear industry;

•	competition and competitive factors in the markets in which we compete, including from accident tolerant fuels;

•	the availability of nuclear test reactors and the risks associated with unexpected changes in our nuclear fuel development timeline;

•	the increased costs associated with metallization of our nuclear fuel;

•	uncertainties related to conducting business in foreign countries, including with respect to the Company’s intellectual property;

•

risks associated with the further spread and uncertainty of COVID-19, including the ultimate impact of COVID-19 on people, economies, our ability to access capital markets, the Company’s financial position, results of operations or liquidity;

•	public perception of nuclear energy generally;

•	changes in laws, rules, and regulations governing our business;

•	changes in the political environment;

•	development and utilization of, and challenges to, our intellectual property; and

•	the other risks identified in Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is intended to help the reader understand Lightbridge Corporation, our operations, and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes thereto contained in Part I, Item 1 of this report, as well as those included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

As discussed in more detail under “Forward-Looking Statements” immediately preceding this MD&A, the following discussion contains forward-looking statements that are based on our management’s current expectations, estimates, and projections, which are subject to a number of risks and uncertainties. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events.

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

Overview

At Lightbridge we are developing the next generation of nuclear fuel to impact, in a meaningful way, the world’s climate and energy problems. Our nuclear fuel could significantly improve the economics, safety, and proliferation resistance of nuclear fuel in existing and new nuclear reactors, large and small, with a meaningful impact on addressing climate change, and air pollution, all while benefiting national security. We project that the world’s energy and climate needs can only be met if nuclear power’s share of the energy-generating mix grows substantially in the coming decades. We are developing our nuclear fuel to enable that to happen. In particular, we are focusing on the potential of small modular reactors (SMRs) that we believe can benefit from our fuel with improved economics and load following when included on an electric grid with renewables. According to the World Nuclear Association (WNA), there are 437 operable power reactors worldwide and an additional 57 reactors under construction. We expect slow net growth in this number as old reactors close and fewer new large reactors are built, due to the inherent challenges facing new build large reactors, including regulatory and political challenges, financing difficulties, and the inability for large reactors to be profitable without running constantly.

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

Development of Lightbridge Fuel™

Recent Developments

The DOE awarded us a second voucher from the Gateway for Accelerated Innovation in Nuclear (GAIN) program to support development of Lightbridge Fuel™ in collaboration with Pacific Northwest National Laboratory (PNNL). The scope of the project is to demonstrate Lightbridge’s nuclear fuel casting process using depleted uranium, a key step in the manufacture of Lightbridge Fuel™. On July 14, 2021, the Company executed a CRADA with the Battelle Memorial Institute, Pacific Northwest Division, the operating contractor of the PNNL, in collaboration with the DOE. The project commenced in the third quarter of 2021 and is expected to be completed by the third quarter of 2022. The total project value is approximately $0.7 million, with three-quarters of this amount provided by DOE for the scope performed by PNNL.

Growing Importance of Energy Security

Russia’s invasion of Ukraine has made clear the need for countries to wean off dependency on fossil fuels from countries that can threaten their national security. Oil and natural gas prices have increased significantly since Russia commenced its invasion in early 2022 and other countries-imposed sanctions upon Russia in response. European countries are responding by rethinking their plans for nuclear energy by either keeping existing nuclear power plants running or moving ahead with plans for new plants or both. British Prime Minister Boris Johnson has challenged a committee of members of parliament to redouble efforts to expand nuclear energy in Britain. Belgium has decided to reverse its decision to close all of its nuclear plants in the wake of Russia’s invasion of Ukraine. It has become clear that a stable domestic energy supply ensures energy security and provides the strongest protection against energy price volatility. Increasingly, policymakers view nuclear energy as critical to a secure energy future.

Impact of COVID-19 to our Business

The recent COVID-19 pandemic has continued to impact our business operations for the three months ended March 31, 2022 and 2021. The future impacts of the COVID-19 pandemic on our financial position, results of operations and future liquidity and capital resources availability is unknown and uncertain.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make a variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. For a discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our financial statements, please see “Critical Accounting Policies and Estimates” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022. There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2022.

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

OPERATIONS REVIEW

Financial information is included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Condensed Consolidated Results of Operations – Three Months Ended March 31, 2022 and 2021

The following table presents our historical operating results and the increase (decrease) in amounts for the periods indicated (dollars in millions):

	Three months Ended		Increase	Increase
	March 31,		(Decrease)	(Decrease)
	2022	2021	Change $	Change %

Operating Expenses
General and administrative	$1.9	$1.8	$0.1	6%
Research and development	$0.3	$0.4	$(0.1)	(25)%
Total Operating Expenses	$2.2	$2.2	$—	—%

Other Operating Income
Contributed services – research and development	$0.1	$0.1	$—	—%
Total Other Operating Income	$0.1	$0.1	$—	—%

Total Operating Loss	$(2.1)	$(2.1)	$—	—%

Other Income	$0.1	$0.1	$—	—%

Net loss before Income Taxes	$(2.0)	$(2.0)	$—	—%

Net Loss	$(2.0)	$(2.0)	$—	—%

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

Total general and administrative expenses increased by approximately $0.1 million for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. This increase was primarily due to an increase in employee compensation and employee benefits of approximately $0.1 million, an increase in directors’ fees of approximately $0.1 million due to the addition of new board members, an increase in sponsorship fees and promotion fees of approximately $0.1 million due to increased promotion activities, and an increase in stock-based compensation of approximately $0.2 million due to the issuance of restricted stock awards in 2021. These increases were offset by a decrease in professional fees of approximately $0.4 million relating to fees incurred in connection with the arbitration matter that was settled in 2021 that were not repeated during the three months ended March 31, 2022.

Research and Development

Research and development expenses consist primarily of compensation and related fringe benefits including stock-based compensation and related allocable overhead costs for the research and development of our fuel and contributed services – research and development for the R&D work performed under the GAIN vouchers.

We are working with the U.S. National Laboratories for research and development activities and are negotiating new contracts for additional future scopes of work in 2022. Total R&D expenses decreased by approximately $0.1 million for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. This decrease was primarily due to a decrease in employee compensation and employee benefits of approximately $0.1 million.

Due to the nature of our R&D expenditures, cost and schedule, estimates are inherently uncertain and can vary significantly as new information and the outcome of these R&D activities become available. We may have budgetary constraints due primarily to the uncertainty of future liquidity and capital resources available to us to conduct our future R&D activities.

Other Operating Income

There was contributed services – research and development of approximately $0.1 million for the three months ended March 31, 2022 and March 31, 2021, with a charge to R&D expenses and a corresponding amount recorded to contributed services – research and development.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

Our cash requirements for future planned operations to develop and commercialize our nuclear fuel, including any additional expenditures that may result from unexpected developments, requires us to raise significant additional capital and receive government support. Our cash requirements are approximately $10 million of outside R&D expenditures per year over the next 10-15 years.

At March 31, 2022, we had cash and cash equivalents of approximately $28.2 million, as compared to approximately $24.7 million at December 31, 2021, an increase of approximately $3.5 million. The Company raised approximately $5.4 million from the sale of approximately 0.8 million shares of common stock during the three months ended March 31, 2022. The Company’s net cash used in operating activities for the three months ended March 31, 2022 was approximately $1.9 million and current projections indicate that we will have continued negative cash flows for the foreseeable future. We are not profitable, and we cannot provide any assurance that we will become profitable in the future. We will continue to incur losses because we are in the early development stage of commercializing our nuclear fuel.

We have approximately $28 million of working capital as of the date of this filing. We currently project a negative cash flow from our current operations averaging approximately $1.0 to $1.2 million per month for our general and administrative and R&D expenses, for total expected expenditures of approximately $12 million to $18 million for the next 12 to 15 months. Our cash balance at March 31, 2022 and as of the date of this filing exceeds our anticipated cash requirements for the next 12 months or through the first quarter of 2023. We believe, however, that our actual expenditures may exceed our current available working capital through the first quarter of 2023. There are inherent uncertainties in forecasting future required R&D or other expenditures, as we are currently negotiating fuel development agreements with the DOE’s national laboratories and other agreements in the future. Once many of these anticipated agreements are finalized or other future R&D agreements are entered into and the future R&D costs are known, we expect to forecast a significantly higher level of future required R&D expenses and higher negative monthly cash flows from operations in the future.

If sufficient funding becomes available to us, our R&D activities may significantly increase in the future. This funding is needed to continue our nuclear fuel development project and to achieve our future R&D milestones. COVID-19 may also affect costs and future operations by potentially delaying our work at the DOE’s national laboratories. The actual amount of cash we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of the R&D work at the DOE’s national laboratories for our fuel along with cost to commercialize our nuclear fuel. Accordingly, there is high potential for budget variances in the current cost projections and fuel development timelines of our current planned operations over the fuel development period. We will continue to utilize our ATM (as defined below) to finance our future R&D and corporate activities.

We will also need to receive substantial U.S. government support in the form of grants throughout our nuclear fuel R&D period in order to fund our R&D efforts in the future. If we are unable to obtain government funding that meets our future R&D cash requirements, we will need to seek other funding, which may include the issuance of additional shares of the Company’s common stock, if available. This will result in dilution to our existing stockholders. If we can raise additional funds through the issuance of preferred stock, other equity or convertible securities, these securities could have rights or preferences senior to those of our common stock and could contain covenants that restrict our operations in the future. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all.

Considering the above-mentioned uncertainties and lack of financial resources to fund our long-term fuel development costs, corporate overhead expenses, and future potential collaborations and other opportunities, substantial doubt exists about the Company’s ability to continue as a going concern for the 12 months following the date of this filing. We have the ability to delay or reduce certain operating expenses, including R&D expenses in the next 12 to 15 months, which could reduce our cash flow shortfall. However, this delay would also extend our projected fuel development timeline discussed above.

The primary source of cash available to us for the next 12 months is the potential funding from equity issuances from our at-the-market (ATM) equity offering sales agreement, as amended, with Stifel, Nicolaus & Company, Incorporated. The Company has an effective shelf registration statement on Form S-3 that was filed with the Securities and Exchange Commission, or SEC, on March 25, 2021, registering the sale of up to $75 million of the Company’s securities and declared effective on April 5, 2021. We may be limited on the amount of funding available under this Form S-3 shelf registration statement in the future. We filed a prospectus supplement dated April 9, 2021 with the SEC pursuant to which we offered and sold shares of common stock having an aggregate offering price of $9.0 million through our ATM. We filed a second prospectus supplement, dated November 19, 2021, with the SEC pursuant to which we may offer and sell shares of common stock having an aggregate offering price of up to $20.0 million from time to time, through the ATM.

We have no debt or lines of credit and we have financed our operations to date through the sale of our preferred stock and common stock. Management believes that public or private equity investments may be available in the future, however adverse market conditions, in our common stock price and trading volume, as well as other factors like COVID-19 could substantially impair our ability to raise capital in the future and continue developing our nuclear fuel.

Short-Term and Long-Term Liquidity Sources

As discussed above, we will seek new financing bringing us additional sources of capital, depending on the capital market conditions of our common stock. There can be no assurance that these additional sources of capital will be made available on terms that are acceptable to us, or at all. The primary potential sources of cash that may be available to us are as follows:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of March 31, 2022 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe, either individually or in the aggregate, will have a material adverse effect on our business, financial condition, or results of operations.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, other than as discussed below.

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

Additionally, sanctions or other restrictions on payments made to Russia imposed by the United States government in response to Russia’s invasion of Ukraine may make it more difficult for us to maintain patent protection in certain foreign jurisdictions. Certain of our patents are maintained by the Eurasian Patent Office and the Russian patent office, Rospatent. Each of the Eurasian Patent Office and Rospatent use the Russian Central Bank to process patent annuity payments. The U.S. Office of Foreign Assets Control (OFAC) has identified the Russian Central Bank as a sanctioned entity. Paying a Russian firm or agent to make payments that will be processed by the Russian Central Bank could be deemed an act of evading or avoiding sanctions.  On May 5, 2022, OFAC published General License 31, which created an exemption to such sanctions for payments made to maintain intellectual property rights. However, there can be no assurance that this exemption will be made permanent, and if it is rescinded, we may be unable to make the required annuity or other maintenance payments with respect to our Russian and Eurasian patents. If we are unable to make the required annuity or other maintenance payments, there can be no assurance that our Russian and Eurasian patents will continue to receive adequate protection in the applicable jurisdictions, which could have a material adverse effect on our patent portfolio.

Further, in response to the sanctions imposed by OFAC, the Russian government issued a decree in March 2022 stating that patent holders associated with foreign states that commit “unfriendly actions against Russian legal entities and individuals” will be entitled to no renumeration from the unsanctioned use of such patent holders’ intellectual property. While the impact of this decree has yet to be determined, it may significantly undermine intellectual property protection in Russia. Because of this significant uncertainty with respect to the treatment of foreign owned patents maintained in Russia, there can be no assurance that we will be able to maintain adequate protection of our Russian patents.

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

Applicable Russian intellectual property law may not protect some of our intellectual property, which could have a material adverse effect on our business.

Intellectual property rights have been evolving in Russia, and are trending towards international norms, but are still developing. We have worked closely with employees in Russia and other Russian contractors and entities to develop some of our material intellectual property. Some of our earlier intellectual property rights originate from our patent filings in Russia. Our worldwide rights in some of this intellectual property, therefore, may be affected by Russian intellectual property laws, including laws adopted in response to international sanctions against Russia or otherwise. In particular, in response to the sanctions imposed by OFAC as a result of Russia’s invasion of Ukraine, the Russian government issued a decree in March 2022 stating that patent holders associated with foreign states that commit “unfriendly actions against Russian legal entities and individuals” will be entitled to no renumeration from the unsanctioned use of such patent holders’ intellectual property. If the application of Russian laws to some of our intellectual property rights proves inadequate, or if the rights of foreign holders of intellectual property in Russia adversely change as a result of hostilities between Russia and other countries or otherwise, we may not be able to fully avail ourselves of all of our intellectual property, and our business model may be impeded.

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

LIGHTBRIDGE CORPORATION

Date: May 12, 2022	By:	/s/ Seth Grae
	Name:	Seth Grae
	Title:	President, Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Larry Goldman
	Name:	Larry Goldman
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

