Form 10-Q
period 2022-06-30
LIGHTBRIDGE Corp
filed 2022-07-28
CIK 1084554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the issuer’s common stock, as of July 15, 2022 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	11,082,218

LIGHTBRIDGE CORPORATION

Form 10-Q

JUNE 30, 2022

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIGHTBRIDGE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$29,268,074	$24,747,613
Prepaid expenses and other current assets	409,339	113,452
Total Current Assets	29,677,413	24,861,065

Other Assets
Trademarks	107,757	101,583
Total Assets	$29,785,170	$24,962,648

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$482,661	$171,521
Total Current Liabilities	482,661	171,521

Commitments and Contingencies (Note 4)
Stockholders' Equity
Preferred stock, $0.001 par value, 10,000,000 authorized shares, 0 shares issued and outstanding at June 30, 2022 and December 31, 2021	-	-
Common stock, $0.001 par value, 13,500,000 shares authorized, 11,009,000 shares and 9,759,223 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	11,009	9,759
Additional paid-in capital	169,834,944	161,772,641
Accumulated deficit	(140,543,444)	(136,991,273)
Total Stockholders' Equity	29,302,509	24,791,127
Total Liabilities and Stockholders' Equity	$29,785,170	$24,962,648

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTBRIDGE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue	$—	$—	$—	$—

Operating Expenses
General and administrative	1,439,684	1,515,899	3,353,249	3,298,759
Research and development	165,476	273,314	428,299	642,764
Total Operating Expenses	1,605,160	1,789,213	3,781,547	3,941,523

Other Operating Income
Distribution from joint venture	—	110,000	—	110,000
Contributed services - research and development	83,501	67,794	206,854	171,113
Total Other Operating Income	83,501	177,794	206,854	281,113
Operating Loss	(1,521,659)	(1,611,419)	(3,574,693)	(3,660,410)

Other Income
Interest income	19,017	1,322	22,522	4,631
Foreign currency transaction gain	—	—	—	33,694
Total Other Income	19,017	1,322	22,522	38,325

Net Loss Before Income Taxes	(1,502,642)	(1,610,097)	(3,552,171)	(3,622,085)
Income taxes	—	—	—	—
Net Loss	$(1,502,642)	$(1,610,097)	$(3,552,171)	$(3,622,085)

Accumulated preferred stock dividend	—	(133,313)	—	(264,747)
Additional deemed dividend on preferred stock due to the beneficial conversion feature	—	(58,408)	—	(115,897)

Net Loss Attributable to Common Stockholders	$(1,502,642)	$(1,801,818)	$(3,552,171)	$(4,002,729)

Net Loss Per Common Share
Basic and Diluted	$(0.14)	$(0.27)	$(0.34)	$(0.61)

Weighted Average Number of Common Shares Outstanding
Basic and Diluted	10,523,238	6,595,483	10,403,922	6,592,454

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LIGHTBRIDGE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2022	2021
Operating Activities
Net loss	$(3,552,171)	$(3,622,085)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Common stock issued for services	15,000	30,000
Stock-based compensation	438,708	246,403

Changes in operating working capital items:
Other receivables	—	(785,000)
Prepaid expenses and other current assets	(295,887)	(217,001)
Accounts payable and accrued liabilities	326,140	211,655
Accrued legal settlement costs	—	(3,525,000)
Net Cash Used in Operating Activities	(3,068,210)	(7,661,028)

Investing Activities
Trademarks	(6,174)	(14,655)
Net Cash Used in Investing Activities	(6,174)	(14,655)

Financing Activities
Net proceeds from issuances of common stock	7,594,845	—
Net Cash Provided by Financing Activities	7,594,845	—

Net Increase (Decrease) in Cash and Cash Equivalents	4,520,461	(7,675,683)

Cash and Cash Equivalents, Beginning of Period	24,747,613	21,531,665

Cash and Cash Equivalents, End of Period	$29,268,074	13,855,982

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period:
Interest paid	$—	$—
Income taxes paid	$—	$—
Non-Cash Financing Activities:
Accumulated preferred stock dividend	$—	$380,644
Conversion of Series A convertible preferred stock to common stock and payment of paid-in-kind dividends to Series A preferred stockholder	$—	$17,173
Payment of accrued liabilities with common stock	$15,000	$54,690

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTBRIDGE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

 FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND JUNE 30, 2021

			Additional
	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2022	9,759,223	$9,759	$161,772,641	$(136,991,273)	$24,791,127

Shares issued - registered offerings - net of offering costs	820,641	822	5,412,041	—	5,412,863
Shares issued to consultant & directors for services	8,810	8	14,992	—	15,000
Stock-based compensation	—	—	264,936	—	264,936
Net loss for the three months ended March 31, 2022	—	—	—	(2,049,529)	(2,049,529)
Balance – March 31, 2022	10,588,674	$10,589	$167,464,610	$(139,040,802)	$28,434,397

Shares issued - registered offerings - net of offering costs	418,530	418	2,181,564	—	2,181,982
Shares issued to consultant for services	1,796	2	14,998	—	15,000
Stock-based compensation	—	—	173,772	—	173,772
Net loss for the three months ended June 30, 2022	—	—	—	(1,502,642)	(1,502,642)
Balance – June 30, 2022	11,009,000	$11,009	$169,834,944	$(140,543,444)	$29,302,509

LIGHTBRIDGE CORPORAT ION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND JUNE 30, 2021

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

Going Concern, Liquidity and Management’s Plan

The Company’s available working capital at June 30, 2022 and as of the date of this filing, exceeds its currently anticipated expenditures through the second quarter of 2023. However, there are inherent uncertainties in forecasting future expenditures, especially forecasting for uncertainties such as future research and development (R&D) costs and other cash outflows, as well as how the COVID-19 outbreak, including the emergence and spread of variant strains of the virus, may affect future costs and operations. Also, the cash requirements of the Company’s future planned operations to commercialize its nuclear fuel, including any additional expenditures that may result from unexpected developments, will require it to raise significant additional capital, including receiving government support. These uncertainties include the Company’s projected fuel development timeline of up to 15-20 years to fuel commercialization, the operational costs required to keep the fuel development project on schedule and the various risks of developing and commercializing the Company’s nuclear fuel. These uncertainties, when combined, raise substantial doubt about the Company’s ability to continue as a going concern for the 12 months following the date of this filing. The Company’s condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. No adjustments have been made relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company not continue as a going concern. To the extent any uncertainties reduce the Company’s liquidity for the next 12 months, the Company will consider, if available, additional debt or equity raises and delaying certain expenditures, including R&D expenses, until sufficient capital becomes available.

At June 30, 2022, the Company had $29.3 million in cash and had a working capital surplus of $29.2 million. The Company’s net cash used in operating activities for the six months ended June 30, 2022 was $3.1 million, and current projections indicate that the Company will have continued negative cash flows from operations for the foreseeable future. Net losses incurred for the six months ended June 30, 2022 and 2021 amounted to $3.6 million for each period. As of June 30, 2022, the Company had an accumulated deficit of $140.5 million, representative of recurring losses since inception. The Company will continue to incur losses because it is in the early research and development stage of developing its nuclear fuel.

The Company’s plans to fund future operations include: (1) raising additional capital through future equity issuances or convertible debt financings; (2) additional funding through new relationships to help fund future R&D costs; and (3) seeking other sources of capital, including grants from the federal government. The Company may issue securities, including common stock, preferred stock, and stock purchase contracts through private placement transactions or registered public offerings, pursuant to current and future registration statements. The Company’s current shelf registration statement on Form S-3 was filed with the SEC on March 25, 2021, registering the sale of up to $75 million of the Company’s securities and was declared effective on April 5, 2021. Due to the offering limitations applicable under General Instruction I.B.6. of Form S-3 and the market valuation of our future public float, the Company may be limited on the amount of funding available under this Form S-3 shelf registration statement in the future. There can be no assurance as to the future availability of equity capital or the acceptability of the terms upon which financing and capital might become available. The Company’s future liquidity needs to develop its nuclear fuel are long-term, and the ability to address those needs and to raise capital will largely be determined by the success of the development of its nuclear fuel, key nuclear development and government regulatory events, and its business decisions in the future.

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

Quoted market prices were applied to determine the fair value of U.S. Treasury Bill investments; therefore they were categorized as Level 1 on the fair value hierarchy. The Company buys and holds short-term U.S. Treasury Bills to maturity.

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

On January 30, 2020, the World Health Organization (WHO) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risk to the international community as the virus spread globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak a pandemic, based on increased exposure globally. The current spread of COVID-19, including the emergence and spread of variant strains of the virus, that is impacting global economic activity and market conditions could lead to adverse changes in the Company’s ability to conduct R&D activities with the United States national labs and others. The COVID-19 outbreak impacted our business operations and results of operations for the years ended December 31, 2021 and 2020, which resulted in a delay of our R&D work and reduction of R&D expenses and an increase in general and administrative expenses due to severance payments to former employees. However, the effects of the pandemic are fluid and changing rapidly, including with respect to vaccine and treatment developments and deployment and potential mutations of COVID-19. While the Company continues to monitor the impact of COVID-19 on its business, the Company is unable to accurately predict the ultimate impact on future results of operations, financial condition and liquidity that COVID-19 will have due to various uncertainties, including the geographic spread of the virus, the severity of the disease, the duration of the outbreak, and actions that may be taken by governmental authorities and other third parties.

Cash and Cash Equivalents

The Company may at times invest its excess cash in interest bearing accounts and U.S. Treasury Bills. It classifies all highly liquid investments with original stated maturities of three months or less from date of purchase as cash equivalents and all highly liquid investments with stated maturities of greater than three months as marketable securities. The Company holds cash balances in excess of the federally insured limits of $250,000. The Company deems this credit risk not to be significant as its cash is and was held by two prominent financial institutions in 2022 and 2021. The Company buys and holds short-term U.S. Treasury Bills to maturity. U.S. Treasury Bills held by the Company totaled $14.0 million and $9.0 million at June 30, 2022 and December 31, 2021, respectively. The remaining cash balances of $15.3 million and $15.7 million at June 30, 2022 and December 31, 2021, respectively, are on deposit with one prominent financial institution.

Contributed Services - Research and Development

The Company was awarded a grant in 2019 and a second grant in 2021 from the United States Department of Energy (DOE) which represented contributed services to further the Company’s R&D activities. The Company concluded that its government grants were not within the scope of the revenue recognition standard ASC Topic 606 as they did not meet the definition of a contract with a customer. Additionally, the Company concluded that the grants met the definition of a contribution, as the grants were a non-reciprocal transaction. As such, the Company determined that Subtopic 958-605, Not-for-Profit-Entities-Revenue Recognition applies for these contributed services, even though the Company is a business entity, as guidance in the contributions received subsections of Subtopic 958-605 applies to all entities (not-for-profits and business entities).

The Company early adopted Accounting Standards Update 2020-07 in the fourth quarter of 2021, which amends Subtopic 958-605 and further clarifies the presentation and disclosure about contributions.

Subtopic 958-605 requires that nonfinancial assets, which includes services, such as the research and development services provided under the Gateway for Accelerated Innovation in Nuclear (GAIN) vouchers described in Note 5, should be shown on a gross method at the fair value of the services contributed, with contributed services - research and development shown as other operating income and the related costs as a charge to research and development expense, rather than depicting contributed services - research and development as a reduction of research and development expense. The fair value of contributed services was determined by the cost of professional time and materials which were charged by the subcontractor who fulfilled the services contributed under the grant award. The principal market used to arrive at fair value is the market in which the Company operates.

The Company recognized contributed services - research and development of $0.1 million and $0.2 million for the three months and six months ended June 30, 2022 and the three months and six months ended June 30, 2021.

Trademarks

Costs for filing and legal fees for trademark applications are capitalized. Trademarks are considered intangible assets with an indefinite useful life and therefore are not amortized. The Company performed an impairment test in the fourth quarter of 2021 and no impairment of the trademarks was identified. As of June 30, 2022 and December 31, 2021, the carrying value of trademarks was $0.1 million.

Leases

In accordance with ASU 2016-02, Leases (Topic 842), which requires recognition of most lease arrangements on the balance sheet, the Company recognizes operating lease right of use assets and liabilities at commencement date based on the present value of the future minimum lease payments over the lease term. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet in accordance with the short-term lease recognition exemption. The Company applies the practical expedient to not separate lease and non-lease components for all leases that qualify. Lease expense is recognized on a straight-line basis over the lease term. The Company has only one lease for office rent and the lease is for a term of 12 months without renewal options. See Note 4 for additional information.

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

All outstanding warrants expired on May 16, 2022.

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

The Company grants two types of Restricted Stock Awards (“RSAs”). The first type is an award of our shares that have full voting rights and dividend rights (with dividends paid upon vesting of the RSA) but are restricted with regard to sale or transfer before vesting. As such, they are shown as shares issued and outstanding. These restrictions lapse over the vesting period. The shares are forfeited and returned to the Company if they do not vest. The RSAs are included in common stock issued and outstanding and are considered contingently issuable in the calculation of weighted-average shares outstanding for purposes of calculating earnings per share. The consolidated statement of changes in stockholders’ equity shows the initial grant of RSAs as a reclassification from additional paid-in capital to common stock, with any compensation expense related to the RSAs included in stock-based compensation. The second type of RSAs granted by the Company have only performance conditions. These RSAs do not have voting and dividend rights until they vest as ordinary common shares and are not included in common stock issued and outstanding.

Recent Accounting Pronouncements

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832) - Disclosures by Business Entities about Government Assistance. This ASU requires disclosures that are expected to increase the transparency of transactions with a government accounted for by applying a grant or contribution accounting model by analogy, including (1) the nature of the transactions and the form in which assistance has been received, (2) the accounting policy applied, and (3) the balance sheet and income statement line items that are affected by the transactions, and the amounts applicable to each financial statement line item. This ASU is effective for annual periods beginning after December 15, 2021, with early adoption permitted. The adoption of this standard did not materially impact the Company’s consolidated financial statements in 2022.

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging- Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the complexity associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share for convertible instruments by using the if-converted method. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Adoption is either through a modified retrospective method or a full retrospective method of transition. The adoption of this standard will not materially impact the Company’s consolidated financial statements in 2022.

The FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326). This standard requires a financial asset to be presented at the net amount expected to be collected. The financial assets of the Company in scope of ASU 2016-13 will primarily be accounts receivable. The Company will estimate an allowance for expected credit losses on accounts receivable that result from the inability of customers to make required payments. In estimating the allowance for expected credit losses, consideration will be given to the current aging of receivables, historical experience, and a review for potential bad debts. The Company will adopt this guidance in the first quarter of fiscal 2023 and does not expect the adoption to have a material impact on its results of operations, financial position, and disclosures.

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

The following table sets forth the computation of the basic and diluted loss per share (dollars in millions, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Basic
Numerator:
Net loss attributable to common stockholders	$(1.5)	$(1.8)	$(3.6)	$(4.0)
Denominator:
Weighted-average common shares outstanding	10,523,238	6,595,483	10,403,922	6,592,454
Basic net loss per share	$(0.14)	$(0.27)	$(0.34)	$(0.61)

Diluted
Numerator:
Net loss attributable to common stockholders, basic	$(1.5)	$(1.8)	$(3.6)	$(4.0)
Effect of dilutive securities	—	—	—	—
Net loss, diluted	$(1.5)	$(1.8)	$(3.6)	$(4.0)
Denominator:
Weighted average common shares outstanding - basic	10,523,238	6,595,483	10,403,922	6,592,454
Potential common share issuances:
Weighted-average common shares outstanding	10,523,238	6,595,483	10,403,922	6,592,454
Diluted net loss per share	$(0.14)	$(0.27)	$(0.34)	$(0.61)

The following outstanding securities have been excluded from the computation of diluted weighted shares outstanding for the periods noted below, as they would have been anti-dilutive due to the Company's losses for the three and six months ended June 30, 2022 and 2021 and because the exercise price of certain of these outstanding securities was greater than the average closing price of the Company's common stock:

	Three and Six Months Ended
	June 30,
	2022	2021
Warrants outstanding	—	45,577
Stock options outstanding	520,565	563,734
RSAs outstanding	188,588	—
RSUs outstanding	—	243,800
Series A convertible preferred stock to common shares	—	80,235
Series B convertible preferred stock to common shares	—	281,690
Total	709,153	1,215,036

Note 3. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (dollars in millions):

	June 30,	December 31,
	2022	2021
Trade payables	$0.1	$0.1
Accrued legal and consulting expenses	—	0.1
Accrued bonuses	0.4	—
Total	$0.5	$0.2

Note 4. Commitments and Contingencies

Commitments

Operating Leases

The Company leased office space for a 12-month term from January 1, 2022 through December 31, 2022 with a monthly payment of approximately $8,000. The future minimum lease payments required under the non-cancellable operating leases for 2022 total approximately $47,000. Total rent expense for the three and six months ended June 30, 2022 was approximately $23,000 and $47,000, respectively. Total rent expense for the three and six months ended June 30, 2021 was approximately $31,000 and $62,000, respectively.

Note 5. Research and Development Costs

On December 19, 2019, the Company was awarded a voucher from the DOE’s GAIN program to support development of Lightbridge Fuel™ in collaboration with Idaho National Laboratory (INL). The scope of the project included experiment design for irradiation of Lightbridge metallic fuel material samples in the Advanced Test Reactor at INL. On April 22, 2020, the Company entered into a Cooperative Research and Development Agreement (CRADA) with Battelle Energy Alliance, LLC (Battelle), the operating contractor of INL, in collaboration with DOE. Signing the CRADA was the last step in the contracting process to formalize a voucher award from the GAIN program. The voucher award can only be used to conduct the experiment defined in the CRADA. All work was completed on this GAIN voucher in the third quarter of 2021. This experiment design forms the basis of the Company’s current and future efforts with the INL. The Company had no cash payment obligations related to the GAIN voucher, but did provide in-kind services consisting of project management, quality assurance, and technical oversight under the CRADA. The DOE incurred payment obligations to Battelle, related to the work done under the GAIN voucher. As of December 31, 2021, the total final project amount recorded as contributed services - research and development was approximately $0.5 million. During the three and six months ended June 30, 2021, the Company recorded approximately $0.1 million and $0.2 million of contributed services - research and development for the work that was completed by Battelle.

On March 25, 2021, the Company was awarded a second voucher from the DOE’s GAIN program to support development of Lightbridge Fuel™ in collaboration with the Pacific Northwest National Laboratory (PNNL). The scope of this project is to demonstrate Lightbridge’s nuclear fuel casting process using depleted uranium, a key step in the manufacture of Lightbridge Fuel™. On July 14, 2021, the Company executed a CRADA with the Battelle Memorial Institute, Pacific Northwest Division, the operating contractor of the PNNL, in collaboration with the DOE. The total project value is approximately $0.7 million, with three-quarters of this amount expected to be paid by DOE for the scope of work performed by Battelle and the remaining amount provided by Lightbridge, by providing in-kind services to the project. The project commenced in the third quarter of 2021 and is expected to be completed by the end of 2022. During the three and six months ended June 30, 2022, the Company recorded approximately $0.1 million and $0.2 million of contributed services - research and development, respectively, for the work that was completed by Battelle.

The contributed services - research and development for both GAIN vouchers were recorded in the Other Operating Income section of the condensed consolidated statement of operations and the corresponding amount was recorded as research and development expenses.

The R&D services provided under the GAIN vouchers are utilized by the Company in its ongoing development of its next generation nuclear fuel technology. The Company believes that the amounts paid by the DOE to Battelle for the service provided does not differ materially from what the Company would have paid had it directly contracted for these services for its R&D activity.

Recent Change in U.S. Tax Law

Prior to 2022, Internal Revenue Code Section 174 allowed taxpayers to deduct R&D expenditures in the year in which they were incurred. The 2017 tax reform act amended Section 174, effective for amounts paid or incurred in tax years beginning after December 31, 2021, to require taxpayers to charge their R&D expenditures to a capital account. Capitalized costs are required to be amortized over five years (15 years for expenditures attributable to foreign research).

Due to the Company’s future significant R&D expenses, the impact of this tax law change will mean that a significant portion of our total operating expenses will be taken as a deduction over a 5-year period rather than be currently deductible. The Company does not expect to pay cash taxes as a result of this change as our remaining operating expenses after excluding R&D expenses are significant and the Company expects to continue to generate losses for tax purposes.

Note 6. Stockholders’ Equity and Stock-Based Compensation

At June 30, 2022, the Company had 11,009,000 common shares outstanding (including outstanding RSAs totaling 188,588 shares). Also outstanding were stock options relating to 520,565 shares of common stock and performance-based RSA awards of 188,588 shares, all totaling 11,718,153 shares of common stock and all common stock equivalents, outstanding at June 30, 2022. The performance-based RSA awards of 188,588 shares are not included as common stock outstanding due to managements’ probability assessment of not meeting the performance-based milestone at June 30, 2022.

At December 31, 2021, the Company had 9,759,223 common shares outstanding (including outstanding RSAs totaling 188,588 shares). Also outstanding were warrants relating to 45,577 shares of common stock, stock options relating to 538,713 shares of common stock and performance-based RSA awards of 188,588 shares, all totaling 10,532,101 shares of common stock and all common stock equivalents, outstanding at December 31, 2021. The performance-based RSA awards of 188,588 shares are not included as common stock outstanding due to managements’ probability assessment of not meeting the performance-based milestone at December 31, 2021.

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

The Company records its ATM sales on a settlement date basis. The Company sold approximately 1.2 million shares under the ATM for the six months ended June 30, 2022 resulting in net proceeds of approximately $7.6 million under the November 19, 2021 prospectus supplement. No ATM sales occurred during the six months ended June 30, 2021.

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

Warrants

The Company did not have any outstanding warrants as of June 30, 2022 and had 45,577 outstanding warrants as of December 31, 2021. The 45,577 warrants that were issued to investors on November 17, 2014, entitling the holders to purchase 45,577 common shares in the Company at an exercise price of $138.60 per common share, expired on May 16, 2022.

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

Stock Options

During the six months ended June 30, 2022, the Company issued 13,514 stock options to one consultant. These options were assigned a fair value of $3.70 per share (total fair value of $50,000). The value was determined using the Black-Scholes pricing model. The following assumptions for this option grant were used in the Black-Scholes pricing model:

Expected volatility	115.37%
Risk free interest rate	1.02%
Dividend yield rate	0
Weighted average years	2 years
Closing price per share - common stock	$6.27

Stock options issued to the Company’s employees, directors and consultants are summarized as follows for the six months ended June 30, 2022:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Beginning of the year - January 1, 2022	538,713	$18.51	$12.92
Granted	13,514	6.27	3.70
Exercised	—	—	—
Forfeited	—	—	—
Expired	(31,662)	7.29	2.37
End of the period – June 30, 2022	520,565	$18.87	$13.32
Options exercisable	508,799	$19.17	$13.53

A summary of the Company’s non-vested options as of June 30, 2022 and December 31, 2021, and changes during the six months ended June 30, 2022, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value Grant Date
Non-vested – December 31, 2021	11,766	$5.71	$4.25

Granted	13,514	6.27	3.70
Vested	(13,514)	6.27	3.70
Forfeited	—	—	—
Non-vested– June 30, 2022	11,766	$5.71	$4.25

The above tables include stock options issued and outstanding as of June 30, 2022 as follows:

i. A total of 339,855 incentive stock options and non-qualified 10-year options have been issued, and are outstanding, to the directors, officers, and employees at exercise prices of $3.82 to $75.60 per share. From this total, 127,299 options are held by the Chief Executive Officer, who is also a director. All options issued to directors, officers, and employees, including those issued to our Chief Executive Officer, have a remaining contractual life ranging from 2.77 years to 7.43 years.

ii. A total of 180,710 non-qualified 2 to 10-year options have been issued, and are outstanding, to consultants at exercise prices of $3.82 to $75.60 per share and have a remaining contractual life ranging from 0.86 years to 9.17 years.

As of June 30, 2022, there was approximately $29,000 of total unrecognized compensation cost related to non-vested stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of approximately 1.74 years. For stock options outstanding at June 30, 2022, the intrinsic value was $61,000.

The following table provides certain information with respect to the above-referenced stock options that were outstanding and exercisable at June 30, 2022:

	Stock Options Outstanding			Stock Options Vested
	Weighted			Weighted
	Average			Average
	Remaining		Weighted	Remaining		Weighted
	Contractual	Number	Average	Contractual	Number	Average
	Life	of	Exercise	Life	of	Exercise
Exercise Prices	-Years	Awards	Price	-Years	Awards	Price
$3.82-$9.00	5.76	123,069	$4.76	5.47	111,303	$4.66
$9.01-$12.48	6.10	116,544	$10.80	6.10	116,544	$10.80
$12.49-$24.00	4.62	195,090	$14.23	4.62	195,090	$14.23
$24.01-$72.00	3.22	62,771	$55.07	3.22	62,771	$55.07
$72.01-$75.60	2.66	23,091	$75.59	2.66	23,091	$75.59
Total	4.97	520,565	$18.87	4.88	508,799	$19.17

Common Share Issuances

For the six months ended June 30, 2022 and 2021, the Company issued 4,058 and 5,347 common shares, respectively, to its investor relations firm for services provided during the period.

Restricted Stock Awards

On November 18, 2021, the Board of Directors approved an equity grant of 188,588 RSAs, with a grant date fair value of approximately $2.0 million, to all of the Company’s employees and two consultants, valued at the stock price on the grant date of $10.69 per share. These RSAs contain a performance-based accelerated vesting provision and a service-based vesting provision, with the service-based vesting provision being one-third vesting on each of the first three anniversaries of the date of grant. As of June 30, 2022 and December 31, 2021, the Company had deemed it not probable that the performance-based vesting provision would be met. These 188,588 shares were included in the total outstanding common shares at June 30, 2022 and December 31, 2021 and compensation expense will be recognized straight line over the three-year vesting period. A total of $0.4 million of compensation expense was recorded for the six months ended June 30, 2022.

Also on November 18, 2021, there was an additional performance-based equity grant of 188,588 RSAs, with a grant date fair value of approximately $2 million, with immediate vesting upon the Company completing a business acquisition in 2022, subject to certain target financial performance metrics. The RSAs were valued at the stock price on the grant date of $10.69 per share. This RSA grant, based on managements’ probability assessment of meeting this milestone at June 30, 2022 and December 31, 2021, was not probable of being met and no stock-based compensation expense was recorded for the six months ended June 30, 2022 and for the year ended December 31, 2021. These 188,588 RSAs were not included in the total outstanding common shares, on the accompanying balance sheets and changes in statements of stockholders’ equity at June 30, 2022 and December 31, 2021. The Company will reassess the probability of achieving this performance condition at each reporting period in 2022 and record the approximately $2 million as an expense as well as include these performance-based RSAs in the total outstanding common shares, if there is a change to management’s assessment that it is probable that this performance-condition will be met.

The following summarizes the Company’s RSAs activity:

Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Total RSAs outstanding at January 1, 2022	377,176	$10.69
Total RSAs granted	—	$—
Total RSAs vested	—	$—
Total RSAs forfeited	—	$—
Total unvested RSAs outstanding at June 30, 2022	377,176	$10.69

Scheduled vesting for outstanding RSAs with service conditions at June 30, 2022 is as follows:

	Year Ending December 31,
	2022	2023	2024	Total
Scheduled vesting	62,862	62,864	62,862	188,588

As of June 30, 2022, there was approximately $1.6 million of total unrecognized compensation cost related to these unvested RSAs compensation arrangements. The compensation expense will be recognized on a straight-line basis over the three-year vesting period.

The components of total stock-based compensation expense included in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021 are as follows (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
General and administrative expenses	$0.2	$0.2	$0.4	$0.2
Total stock-based compensation expense	$0.2	$0.2	$0.4	$0.2

Note 7. Related Party Transactions

On February 9, 2022, the Company entered into an agreement with We Don’t Have Time Inc. (“WDHT”), an organization with a social media network platform dealing with the climate crisis, pursuant to which WDHT will provide a variety of climate-change related consulting services to the Company and the Company agreed to pay a monthly membership fee of $1,200 to WDHT through and including December 2022. Dr. Chakraborty, a member of the Company’s Board of Directors, is also the President and Executive Board Member of WDHT. For the three months and six-months ended June 30, 2022, the Company incurred $3,600 and $7,200, respectively, in dues paid to WDHT.

In addition, for the three months and six-months ended June 30, 2022, the Company incurred $35,000 and $85,000, respectively, in fees to WDHT to attend two conferences in which the Company participated with WDHT to promote the Company’s nuclear fuel.

Note 8. Subsequent Events

Sales under the 2021 ATM that were made from July 1, 2022 to July 28, 2022 were approximately 70,000 shares that totaled net proceeds of approximately $0.3 million.

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

•	public perception of nuclear energy generally;

•	changes in laws, rules, and regulations governing our business;

•	changes in the political environment;

•	development and utilization of, and challenges to, our intellectual property; and

•	the other risks identified in Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2021 and our Quarterly Report for the quarter ended March 31, 2022.

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

This MD&A consists of the following sections:

•	Overview of Our Business and Recent Developments - a general overview of our business and updates;

•	Critical Accounting Policies and Estimates - a discussion of accounting policies that require critical judgments and estimates;

•	Operations Review - an analysis of our condensed consolidated results of operations for the periods presented in our condensed consolidated financial statements; and

•	Liquidity, Capital Resources, and Financial Position - an analysis of our cash flows, and an overview of our financial position.

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

Overview

At Lightbridge we are developing the next generation of nuclear fuel to impact, in a meaningful way, the world’s climate and energy security problems. Our nuclear fuel could significantly improve the economics, safety, and proliferation resistance of nuclear fuel in existing and new nuclear reactors, large and small, with a meaningful impact on addressing climate change, and air pollution, all while benefiting national security. We project that the world’s energy and climate needs can only be met if nuclear power’s share of the energy-generating mix grows substantially in the coming decades. We are developing our nuclear fuel to enable that to happen. In particular, we are focusing on the potential of small modular reactors (SMRs) that we believe can benefit from our fuel with improved economics and load following when included on an electric grid with renewables.

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

Emerging nuclear technologies that many in the nuclear power industry believe have the potential to generate significant amounts of power include SMRs, which are now in the development and licensing phases. We expect that Lightbridge Fuel™ can provide SMRs with all the benefits our technology brings to large reactors, with the benefits being more meaningful to the economic case for deployment of SMRs. We expect Lightbridge Fuel™ to generate more power in SMRs than traditional nuclear fuels, which will help decarbonize sectors that are now powered by fossil fuels. We expect that our ongoing research and development (R&D) initiatives will be compatible with Lightbridge Fuel™ powering SMRs for multiple purposes. The first SMRs that could use our fuel are expected to begin operations as early as 2028.

We have built a significant portfolio of patents reflecting years of R&D, and we anticipate testing our nuclear fuel through third party vendors and others, including the United States Department of Energy’s (DOE) national laboratories. Currently, we are performing the majority of our R&D activities with DOE’s national laboratories and are working on additional contracts with them for future scopes of R&D work.

Development of Lightbridge Fuel™

Recent Developments

In June 2022, Lightbridge Fuel™ was selected to participate in a study led by the Massachusetts Institute of Technology (MIT) to investigate the performance and economics of accident tolerant fuels for light water cooled SMRs. Among other objectives, the project will simulate the fuel and safety performance of Lightbridge Fuel™ in an SMR designed by industry leader NuScale Power and provide a scoping analysis of longer term advanced fuel forms to improve the safety and economics of SMRs. The DOE’s Nuclear Energy University Program awarded approximately $800,000 to MIT with the goal of bringing collaborative teams together to solve complex problems to advance nuclear technology and understanding.

DOE awarded us a second voucher from the Gateway for Accelerated Innovation in Nuclear (GAIN) program to support development of Lightbridge Fuel™ in collaboration with Pacific Northwest National Laboratory (PNNL). The scope of the project is to demonstrate Lightbridge’s nuclear fuel casting process using depleted uranium, a key step in the manufacture of Lightbridge Fuel™. On July 14, 2021, the Company executed a CRADA with the Battelle Memorial Institute, Pacific Northwest Division, the operating contractor of the PNNL, in collaboration with the DOE. The project commenced in the third quarter of 2021 and is expected to be completed in 2022. The total project value is approximately $0.7 million, with three-quarters of this amount provided by DOE for the scope performed by PNNL.

Growing Importance of Energy Security

We believe that Russia’s invasion of Ukraine has made clear the need for countries to wean off dependency on fossil fuels from countries that can threaten their national security. Oil and natural gas prices have increased significantly since Russia commenced its invasion in early 2022 and many countries have imposed sanctions upon Russia in response. European countries are responding by rethinking their plans for nuclear energy by either keeping existing nuclear power plants running or moving ahead with plans for new plants or both. The United Kingdom is deploying new nuclear power plants. Belgium has decided to reverse its decision to close all of its nuclear plants in the wake of Russia’s invasion of Ukraine. It has become clear that a stable domestic energy supply ensures energy security and provides the strongest protection against energy price volatility. Increasingly, policymakers view nuclear energy as critical to a secure energy future.

Impact of COVID-19 to our Business

The recent COVID-19 pandemic has continued to impact our business operations for the six months ended June 30, 2022 and 2021. The future impacts of the COVID-19 pandemic on our financial position, results of operations and future liquidity and capital resources availability is unknown and uncertain.

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

Future Potential Collaborations and Other Opportunities

In the ordinary course of business, we engage in periodic reviews of opportunities to invest in or acquire companies or units within companies to leverage operational synergies and establish new streams of revenue. While no such investments or acquisitions are currently contemplated, we will be opportunistic in this regard and may also partner or contract with entities that could be synergistic to our fuel business or present an attractive stable business and/or growth opportunity in the nuclear space.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make a variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. For a discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our financial statements, please see “Critical Accounting Policies and Estimates” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022. There have been no significant changes in our critical accounting policies and estimates during the three and six months ended June 30, 2022.

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

OPERATIONS REVIEW

Financial information is included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Condensed Consolidated Results of Operations – Three Months Ended June 30, 2022 and 2021

The following table presents our historical operating results and the increase (decrease) in amounts for the periods indicated (dollars in millions):

	Three months Ended		Increase	Increase
	June 30,		(Decrease)	(Decrease)
	2022	2021	Change $	Change %
Operating Expenses
General and administrative	$1.4	$1.5	$(0.1)	(7)%
Research and development	$0.2	$0.3	$(0.1)	(33)%
Total Operating Expenses	$1.6	$1.8	$(0.2)	(11)%

Other Operating Income
Distribution from joint venture	$—	$0.1	(0.1)	(100)%
Contributed services – research and development	$0.1	$0.1	$—	—%
Total Other Operating Income	$0.1	$0.2	$(0.1)	(50)%

Total Operating Loss	$(1.5)	$(1.6)	$(0.1)	(6)%

Other Income	$—	$—	$—	—%

Net loss before Income Taxes	$(1.5)	$(1.6)	$(0.1)	(6)%

Net Loss	$(1.5)	$(1.6)	$(0.1)	(6)%

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

Total general and administrative expenses decreased by approximately $0.1 million for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. This decrease was primarily due to a decrease in consulting fees of approximately $0.1 million and a decrease in professional fees of approximately $0.1 million relating to fees incurred in connection with the arbitration matter that was settled in 2021 that were not repeated during the three months ended June 30, 2022. These decreases were offset by the increases in directors’ fees and stock-based compensation expenses of approximately $0.1 million.

Research and Development

Research and development expenses consist primarily of compensation and related fringe benefits including stock-based compensation and related allocable overhead costs for the research and development of our fuel and contributed services - research and development for the R&D work performed under the GAIN vouchers.

We are working with the U.S. National Laboratories for research and development activities and are negotiating new contracts for additional future scopes of work in 2022 and beyond. Total R&D expenses decreased by approximately $0.1 million for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. This decrease was primarily due to a decrease in consulting and outside R&D expenses of approximately $0.1 million.

Due to the nature of our R&D expenditures, cost and schedule, estimates are inherently uncertain and can vary significantly as new information and the outcome of these R&D activities become available. We may have budgetary constraints due primarily to the uncertainty of future liquidity and capital resources available to us to conduct our future R&D activities.

Other Operating Income

There was a decrease of $0.1 million in the distribution from joint venture due to the final cash distribution from the dissolved Enfission joint venture that occurred in 2021. There was contributed services - research and development from the GAIN program of approximately $0.1 million, for the three months ended June 30, 2022 and June 30, 2021, with a charge to R&D expenses and a corresponding amount recorded to contributed services - research and development.

Condensed Consolidated Results of Operations – Six Months Ended June 30, 2022 and 2021

The following table presents our historical operating results and the increase (decrease) in amounts for the periods indicated (dollars in millions):

	Six months Ended		Increase	Increase
	June 30,		(Decrease)	(Decrease)
	2022	2021	Change $	Change %
Operating Expenses
General and administrative	$3.4	$3.3	$0.1	3%
Research and development	$0.4	$0.6	$(0.2)	(33)%
Total Operating Expenses	$3.8	$3.9	$(0.1)	(3)%

Other Operating Income
Distribution from joint venture	$—	$0.1	(0.1)	(100)%
Contributed services – research and development	$0.2	$0.2	$—	—%
Total Other Operating Income	$0.2	$0.3	$(0.1)	(33)%

Total Operating Loss	$(3.6)	$(3.6)	$—	—%

Other Income	$—	$—	$—	—%

Net loss before Income Taxes	$(3.6)	$(3.6)	$—	—%

Net Loss	$(3.6)	$(3.6)	$—	—%

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

Total general and administrative expenses increased by approximately $0.1 million for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. This increase was primarily due to an increase in stock-based compensation of approximately $0.2 million due to the amortization of restricted stock awards issued in 2021, an increase in employee compensation and employee benefits of approximately $0.1 million, an increase in directors’ fees of approximately $0.1 million due to the increase of the number of board members, an increase in dues and subscriptions of approximately $0.1 million and an increase in sponsorship fees and promotion fees of approximately $0.1 million due to increased promotion activities. These increases were offset by a decrease in professional fees of approximately $0.5 million relating to fees incurred in connection with the arbitration matter that was settled in 2021 that were not repeated during the six months ended June 30, 2022.

Research and Development

Research and development expenses consist primarily of compensation and related fringe benefits including stock-based compensation and related allocable overhead costs for the research and development of our fuel and contributed services - research and development for the R&D work performed under the GAIN vouchers.

Total R&D expenses decreased by approximately $0.2 million for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. This decrease was primarily due to a decrease in consulting and outside R&D expenses and patents expenses of approximately $0.1 million and a decrease in employee compensation and employee benefits of approximately $0.1 million.

Due to the nature of our R&D expenditures, cost and schedule, estimates are inherently uncertain and can vary significantly as new information and the outcome of these R&D activities become available. We may have budgetary constraints due primarily to the uncertainty of future liquidity and capital resources available to us to conduct our future R&D activities.

Other Operating Income

There was a decrease of $0.1 million in the distribution from joint venture due to the final cash distribution from the dissolved Enfission joint venture that occurred in 2021. There was contributed services - research and development from the GAIN program of approximately $0.2 million for the six months ended June 30, 2022 and June 30, 2021, with a charge to R&D expenses and a corresponding amount recorded to contributed services - research and development.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

Our cash requirements for future planned operations to develop and commercialize our nuclear fuel, including any additional expenditures that may result from unexpected developments, will require us to raise significant additional capital and receive government support. Our cash requirements are currently projected to be an average of $10 million of outside R&D expenditures per year over the next 10-15 years.

At June 30, 2022, we had cash and cash equivalents of approximately $29.3 million, as compared to approximately $24.7 million at December 31, 2021, an increase of approximately $4.6 million. The Company raised approximately $7.6 million from the sale of approximately 1.2 million shares of common stock during the six months ended June 30, 2022. The Company’s net cash used in operating activities for the six months ended June 30, 2022 was approximately $3.1 million and our cash flow projections indicate that we will have continued negative cash flows for the foreseeable future. We are not profitable, and we cannot provide any assurance that we will become profitable in the future. We will continue to incur losses because we are in the early development stage of commercializing our nuclear fuel.

We have approximately $29.4 million of working capital as of the date of this filing. We currently project a negative cash flow from our current operations averaging approximately $1.0 to $1.2 million per month for our general and administrative and R&D expenses, for total expected expenditures of approximately $12 million to $18 million for the next 12 to 15 months. Our cash balance at June 30, 2022 and as of the date of this filing exceeds our anticipated cash requirements for the next 12 months or through the second quarter of 2023. We believe, however, that our actual expenditures may exceed our current available working capital through the second quarter of 2023. There are inherent uncertainties in forecasting future required R&D or other expenditures, as we are currently negotiating fuel development agreements with the DOE’s national laboratories and other agreements in the future. Once many of these anticipated agreements are finalized or other future R&D agreements are entered into and the future R&D costs are known, we expect to forecast a significantly higher level of future required R&D expenses and higher negative monthly cash flows from operations in the future.

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

While our available working capital at June 30, 2022 and as of the date of this filing, exceeds our currently anticipated expenditures through the second quarter of 2023, considering the above-mentioned uncertainties and lack of financial resources to fund our long-term fuel development costs, corporate overhead expenses, and future potential collaborations and other opportunities, substantial doubt exists about the Company’s ability to continue as a going concern for the 12 months following the date of this filing. We have the ability to delay or reduce certain operating expenses, including R&D expenses in the next 12 to 15 months, which could reduce our cash flow shortfall. However, this delay would also extend our projected fuel development timeline discussed above.

The primary source of cash available to us for the next 12 months, in addition to cash on hand, is the potential funding from equity issuances from our at-the-market (ATM) equity offering sales agreement, as amended, with Stifel, Nicolaus & Company, Incorporated. The Company has an effective shelf registration statement on Form S-3 that was filed with the Securities and Exchange Commission, or SEC, on March 25, 2021, registering the sale of up to $75 million of the Company’s securities and declared effective on April 5, 2021. We may be limited on the amount of funding available under this Form S-3 shelf registration statement in the future. We filed a prospectus supplement dated April 9, 2021 with the SEC pursuant to which we offered and sold shares of common stock having an aggregate offering price of $9.0 million through our ATM. We filed a second prospectus supplement, dated November 19, 2021, with the SEC pursuant to which we may offer and sell shares of common stock having an aggregate offering price of up to $20.0 million from time to time, through the ATM.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of June 30, 2022 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the second quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II-OTHER INFORMATION

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

ITEM 1A. RISK FACTORS

We rely upon our senior management and other highly skilled personnel, and if we are not successful in retaining or attracting highly qualified personnel, we may not be able to successfully implement our business strategy.

Our success depends, in significant part, upon our senior management, including Seth Grae, our Chief Executive Officer, Andrey Mushakov, our Executive Vice President - Nuclear Operations, and Larry Goldman, our Chief Financial Officer. Mr. Grae’s and Dr. Mushakov’s knowledge of the nuclear power industry, their network of key contacts within that industry and in governments and, in particular, their expertise in the potential markets for our technologies, are critical to the implementation of our business strategy. Mr. Grae, Dr. Mushakov, and Mr. Goldman are likely to be significant factors in our future growth and success. Our success also depends on our ability to attract, motivate, develop, and retain a sufficient number of other highly skilled personnel, including consultants, managers, and nuclear engineers. Competition for employees and consultants in the nuclear industry is intense, partially as a result of a recent resurgence in the nuclear industry after decades of relative decline, and we may not be successful in attracting and retaining such personnel. For example, a senior nuclear engineer recently notified the Company of his intent to resign later in 2022, and the Company may be unsuccessful in finding a replacement on comparable terms. In addition, while we intend to partner with other entities in developing and commercializing our nuclear fuel technology, such other entities may also have difficulty in attracting and retaining nuclear engineers and other personnel and may not have adequate resources to dedicate to our joint projects.

The loss of services by any of Mr. Grae, Dr. Mushakov, or Mr. Goldman, or the inability of us or our partners to retain or attract highly skilled personnel, could delay or suspend development and commercialization of our nuclear fuel technology, adversely affect our ability to meet customer needs, or increase our expenses, any of which could have a material adverse effect on our business, results of operations or financial condition.

There have been no other material changes to our risk factors from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

EXHIBIT INDEX -

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

LIGHTBRIDGE CORPORATION

Date: July 28, 2022	By:	/s/ Seth Grae
	Name:	Seth Grae
	Title:	President, Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Larry Goldman
	Name:	Larry Goldman
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

