Form 10-Q
period 2022-09-30
LIGHTBRIDGE Corp
filed 2022-10-31
CIK 1084554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the issuer’s common stock, as of October 28, 2022 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	11,583,821

LIGHTBRIDGE CORPORATION

Form 10-Q

SEPTEMBER 30, 2022

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIGHTBRIDGE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$31,284,501	$24,747,613
Prepaid expenses and other current assets	305,919	113,452
Total Current Assets	31,590,420	24,861,065

Other Assets
Trademarks	107,757	101,583
Total Assets	$31,698,177	$24,962,648

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,190,386	$171,521
Total Current Liabilities	1,190,386	171,521

Commitments and Contingencies (Note 4)
Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 authorized shares, 0 shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value, 13,500,000 shares authorized, 11,539,932 shares and 9,759,223 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	11,540	9,759
Additional paid-in capital	173,077,225	161,772,641
Accumulated deficit	(142,580,974)	(136,991,273)
Total Stockholders’ Equity	30,507,791	24,791,127
Total Liabilities and Stockholders’ Equity	$31,698,177	$24,962,648

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTBRIDGE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue	$—	$—	$—	$—

Operating Expenses
General and administrative	2,023,937	1,763,060	5,377,185	5,061,820
Research and development	172,871	439,630	601,170	1,082,394
Total Operating Expenses	2,196,808	2,202,690	5,978,355	6,144,214

Other Operating Income
Distribution from joint venture	—	—	—	110,000
Contributed services - research and development	71,335	288,884	278,189	459,997
Total Other Operating Income	71,335	288,884	278,189	569,997
Operating Loss	(2,125,473)	(1,913,806)	(5,700,166)	(5,574,217)

Other Income
Interest income	87,943	1,551	110,465	6,183
Foreign currency transaction gain	—	—	—	33,694
Total Other Income	87,943	1,551	110,465	39,877

Net Loss Before Income Taxes	(2,037,530)	(1,912,255)	(5,589,701)	(5,534,340)
Income taxes	—	—	—	—
Net Loss	$(2,037,530)	$(1,912,255)	$(5,589,701)	$(5,534,340)

Accumulated preferred stock dividend	—	(135,091)	—	(399,838)
Deemed additional dividend on preferred stock dividend due to the beneficial conversion feature	—	(59,314)	—	(175,211)

Net Loss Attributable to Common Stockholders	$(2,037,530)	$(2,106,660)	$(5,589,701)	$(6,109,389)

Net Loss Per Common Share, Basic and Diluted	$(0.18)	$(0.31)	$(0.53)	$(0.92)
Weighted Average Number of Common Shares Outstanding	11,085,657	6,759,662	10,633,664	6,648,803

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LIGHTBRIDGE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2022	2021
Operating Activities
Net loss	$(5,589,701)	$(5,534,340)
Adjustments to reconcile net loss from operations to net cash used in operating activities
Common stock issued for services	30,000	45,000
Stock-based compensation	614,367	300,583

Changes in operating working capital items
Other receivables	—	(110,000)
Prepaid expenses and other current assets	(192,467)	(74,751)
Accounts payable and accrued liabilities	1,033,865	780,425
Accrued legal settlement costs	—	(4,200,000)
Net Cash Used in Operating Activities	(4,103,936)	(8,793,083)

Investing Activities
Trademarks	(6,174)	(16,021)
Net Cash Used in Investing Activities	(6,174)	(16,021)

Financing Activities
Net proceeds from issuances of common stock and exercise of stock options	10,646,998	3,411,091
Net Cash Provided by Financing Activities	10,646,998	3,411,091

Net Increase (Decrease) in Cash and Cash Equivalents	6,536,888	(5,398,013)

Cash and Cash Equivalents, Beginning of Period	24,747,613	21,531,665

Cash and Cash Equivalents, End of Period	$31,284,501	$16,133,652

Supplemental Disclosure of Cash Flow Information
Cash paid during the period
Interest paid	$—	$—
Income taxes paid	$—	$—
Non-Cash Financing Activities
Accumulated preferred stock dividend	$—	$575,049
Conversion of Series A convertible preferred stock to common stock and payment of paid-in-kind dividends to Series A preferred stockholder	$—	$39,885
Payment of accrued liabilities with common stock	$15,000	$69,690

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTBRIDGE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

			Additional
	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2022	9,759,223	$9,759	$161,772,641	$(136,991,273)	$24,791,127

Shares issued - registered offerings - net of offering costs	820,641	822	5,412,041	—	5,412,863
Shares issued to consultant & directors for services	8,810	8	14,992	—	15,000
Stock-based compensation	—	—	264,936	—	264,936
Net loss for the three months ended March 31, 2022	—	—	—	(2,049,529)	(2,049,529)
Balance - March 31, 2022	10,588,674	$10,589	$167,464,610	$(139,040,802)	$28,434,397

Shares issued - registered offerings - net of offering costs	418,530	418	2,181,564	—	2,181,982
Shares issued to consultant for services	1,796	2	14,998	—	15,000
Stock-based compensation	—	—	173,772	—	173,772
Net loss for the three months ended June 30, 2022	—	—	—	(1,502,642)	(1,502,642)
Balance - June 30, 2022	11,009,000	$11,009	$169,834,944	$(140,543,444)	$29,302,509

Shares issued - registered offerings - net of offering costs	527,714	528	3,051,625	—	3,052,153
Shares issued to consultant for services	3,218	3	14,997	—	15,000
Stock-based compensation	—	—	175,659	—	175,659
Net loss for the three months ended September 30, 2022	—	—	—	(2,037,530)	(2,037,530)
Balance - September 30, 2022	11,539,932	$11,540	$173,077,225	$(142,580,974)	$30,507,791

LIGHTBRIDGE CORPORAT ION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Continued)

	Series A		Series B				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2021	699,878	$699	2,666,667	$2,667	6,567,110	$6,567	$146,353,232	$(129,155,608)	$17,207,557

Shares issued to consultant & directors for services	—	—	—	—	24,200	24	69,666	—	69,690
Stock-based compensation	—	—	—	—	—	—	60,068	—	60,068
Net loss for the three months ended March 31, 2021	—	—	—	—	—	—	—	(2,011,988)	(2,011,988)
Balance - March 31, 2021	699,878	$699	2,666,667	$2,667	6,591,310	$6,591	$146,482,966	$(131,167,596)	$15,325,327

Conversion of 16,026 preferred shares to 1,846 shares of common shares	(16,026)	(16)	—	—	1,846	2	14	—	—
Shares issued to consultant for services	—	—	—	—	2,347	2	14,998	—	15,000
Stock-based compensation	—	—	—	—	—	—	186,335	—	186,335
Net loss for the three months ended June 30, 2021	—	—	—	—	—	—	—	(1,610,097)	(1,610,097)
Balance - June 30, 2021	683,852	$683	2,666,667	$2,667	6,595,503	$6,595	$146,684,313	$(132,777,693)	$13,916,565

Conversion of 20,085 preferred shares to 2,382 shares of common shares	(20,085)	(20)	—	—	2,382	3	17	—	—
Shares issued - registered offerings - net of offering costs	—	—	—	—	608,819	609	3,410,482	—	3,411,091
Shares issued to consultant for services	—	—	—	—	2,035	2	14,998	—	15,000
Stock-based compensation	—	—	—	—	—	—	54,180	—	54,180
Net loss for the three months ended September 30, 2021	—	—	—	—	—	—	—	(1,912,255)	(1,912,255)
Balance - September 30, 2021	663,767	$663	2,666,667	$2,667	7,208,739	$7,209	$150,163,990	$(134,689,948)	$15,484,581

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

Going Concern, Liquidity and Management’s Plan

The Company’s available working capital at September 30, 2022 and as of the date of this filing, exceeds its currently anticipated expenditures through the third quarter of 2023. However, there are inherent uncertainties in forecasting future expenditures, especially forecasting for uncertainties such as future research and development (R&D) costs and other cash outflows, as well as how the COVID-19 outbreak, including the emergence and spread of variant strains of the virus, may affect future costs and operations. Also, the cash requirements of the Company’s future planned operations to commercialize its nuclear fuel, including any additional expenditures that may result from unexpected developments, will require it to raise significant additional capital, including receiving government support. These uncertainties include the Company’s projected fuel development timeline of up to 15-20 years to fuel commercialization, the operational costs required to keep the fuel development project on schedule and the various risks of developing and commercializing the Company’s nuclear fuel. These uncertainties, when combined, raise substantial doubt about the Company’s ability to continue as a going concern for the 12 months following the date of this filing. The Company’s condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. No adjustments have been made relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company not continue as a going concern. To the extent any uncertainties reduce the Company’s liquidity for the next 12 months, the Company will consider, if available, additional debt or equity raises and delaying certain expenditures, including R&D expenses, until sufficient capital becomes available.

At September 30, 2022, the Company had $31.3 million in cash and had a working capital surplus of $30.4 million. The Company’s net cash used in operating activities for the nine months ended September 30, 2022 was $4.1 million, and current projections indicate that the Company will have continued negative cash flows from operations for the foreseeable future. Net loss incurred for the nine months ended September 30, 2022 amounted to $5.6 million. As of September 30, 2022, the Company had an accumulated deficit of $142.6 million, representative of recurring losses since inception. The Company will continue to incur losses because it is in the early research and development stage of developing its nuclear fuel.

The Company’s plans to fund future operations include: (1) raising additional capital through future equity issuances or debt financings; (2) additional funding through new relationships to help fund future R&D costs; and (3) seeking other sources of capital, including grants from the federal government. The Company may issue securities, including common stock, preferred stock, and stock purchase contracts through private placement transactions or registered public offerings, pursuant to current and future registration statements. The Company’s current shelf registration statement on Form S-3 was filed with the SEC on March 25, 2021, registering the sale of up to $75 million of the Company’s securities and was declared effective on April 5, 2021. Due to the offering limitations applicable under General Instruction I.B.6. of Form S-3 and the market valuation of our future public float, the Company may be limited on the amount of funding available under this Form S-3 shelf registration statement in the future. There can be no assurance as to the future availability of equity capital or the acceptability of the terms upon which financing and capital might become available. The Company’s future liquidity needs to develop its nuclear fuel are long-term, and the ability to address those needs and to raise capital will largely be determined by the success of the development of its nuclear fuel, key nuclear development and government regulatory events, and its business decisions in the future.

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

Certain Risks, Uncertainties and Concentrations

The Company will need additional funding by way of a combination of strategic alliances, government grants, further offerings of equity securities, or an offering of debt securities or other debt financing in order to support its future R&D activities required to further enhance and complete the development of its fuel products to a proof-of-concept stage and a commercial stage thereafter.

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

Cash and Cash Equivalents

The Company may at times invest its excess cash in interest bearing accounts and U.S. Treasury Bills. It classifies all highly liquid investments with original stated maturities of three months or less from date of purchase as cash equivalents and all highly liquid investments with stated maturities of greater than three months as marketable securities. The Company holds cash balances in excess of the federally insured limits of $250,000. The Company deems this credit risk not to be significant as its cash is and was held by two prominent financial institutions in 2022 and 2021. The Company buys and holds short-term U.S. Treasury Bills to maturity. U.S. Treasury Bills held by the Company totaled $20.0 million and $9.0 million at September 30, 2022 and December 31, 2021, respectively. The remaining cash balances of $11.3 million and $15.7 million at September 30, 2022 and December 31, 2021, respectively, are on deposit with two prominent financial institutions.

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

The Company recognized contributed services - research and development of $0.1 million and $0.3 million for the three months and nine months ended September 30, 2022 and $0.3 million and $0.5 million for the three months and nine months ended September 30, 2021.

Trademarks

Costs for filing and legal fees for trademark applications are capitalized. Trademarks are considered intangible assets with an indefinite useful life and therefore are not amortized. The Company performed an impairment test in the fourth quarter of 2021 and no impairment of the trademarks was identified. As of September 30, 2022 and December 31, 2021, the carrying value of trademarks was $0.1 million.

Leases

In accordance with ASU 2016-02, Leases (Topic 842), which requires recognition of most lease arrangements on the balance sheet, the Company recognizes operating lease right of use assets and liabilities at commencement date based on the present value of the future minimum lease payments over the lease term. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet in accordance with the short-term lease recognition exemption. The Company applies the practical expedient to not separate lease and non-lease components for all leases that qualify. Lease expense is recognized on a straight-line basis over the lease term. The Company has only one lease for office space and the lease is for a term of 12 months without renewal options. See Note 4 for additional information.

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

Recent Accounting Pronouncements

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832) - Disclosures by Business Entities about Government Assistance. This ASU requires disclosures that are expected to increase the transparency of transactions with a government accounted for by applying a grant or contribution accounting model by analogy, including (1) the nature of the transactions and the form in which assistance has been received, (2) the accounting policy applied, and (3) the balance sheet and income statement line items that are affected by the transactions, and the amounts applicable to each financial statement line item. This ASU is effective for annual periods beginning after December 15, 2021, with early adoption permitted. The adoption of this standard did not materially impact the Company’s condensed consolidated financial statements in 2022.

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging- Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the complexity associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share for convertible instruments by using the if-converted method. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Adoption is either through a modified retrospective method or a full retrospective method of transition. The Company does not currently have any transaction or instruments to which this standard applies. If, in the future, the Company issues new convertible debt, new warrants or certain other instruments, the standard may have a material effect, but this cannot be determined at this time.

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

The following table sets forth the computation of the basic and diluted loss per share (dollars in millions, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Basic
Numerator
Net loss attributable to common stockholders	$(2.0)	$(2.1)	$(5.6)	$(6.1)
Denominator
Weighted-average common shares outstanding	11,085,657	6,759,662	10,633,664	6,648,803
Basic net loss per share	$(0.18)	$(0.31)	$(0.53)	$(0.92)

Diluted
Numerator
Net loss attributable to common stockholders, basic	$(2.0)	$(2.1)	$(5.6)	$(6.1)
Effect of dilutive securities	—	—	—	—
Net loss, diluted	$(2.0)	$(2.1)	$(5.6)	$(6.1)
Denominator
Weighted average common shares outstanding - basic	11,085,657	6,759,662	10,633,664	6,648,803
Potential common share issuances
Incremental dilutive shares from equity instruments (treasury stock method)	—	—	—	—
Weighted-average common shares outstanding- diluted	11,085,657	6,759,662	10,633,664	6,648,803
Diluted net loss per share	$(0.18)	$(0.31)	$(0.53)	$(0.92)

The following outstanding securities have been excluded from the computation of diluted weighted shares outstanding for the periods noted below, as they would have been anti-dilutive due to the Company’s losses for the three and nine months ended September 30, 2022 and 2021 and because the exercise price of certain of these outstanding securities was greater than the average closing price of the Company’s common stock:

	September 30,
	2022	2021
Warrants outstanding	—	45,577
Stock options outstanding	525,903	568,995
RSAs outstanding	188,588	—
RSUs outstanding	—	235,850
Series A convertible preferred stock to common shares	—	79,279
Series B convertible preferred stock to common shares	—	286,620
Total	714,491	1,216,321

Note 3. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (dollars in millions):

	September 30,	December 31,
	2022	2021
Trade payables	$0.1	$0.1
Accrued legal and consulting expenses	—	0.1
Accrued bonuses	1.1	—
Total	$1.2	$0.2

Note 4. Commitments and Contingencies

Commitments

Operating Leases

The Company leased office space for a 12-month term from January 1, 2022 through December 31, 2022 with a monthly payment of approximately $8,000. The future minimum lease payments required under the non-cancellable operating leases for 2022 total approximately $23,000. Total rent expense for the three and nine months ended September 30, 2022 was approximately $23,000 and $70,000, respectively. Total rent expense for the three and nine months ended September 30, 2021 was approximately $30,000 and $91,000, respectively.

Note 5. Research and Development Costs

On December 19, 2019, the Company was awarded a voucher from the DOE’s GAIN program to support development of Lightbridge Fuel™ in collaboration with Idaho National Laboratory (INL). The scope of the project included experiment design for irradiation of Lightbridge metallic fuel material samples in the Advanced Test Reactor at INL. On April 22, 2020, the Company entered into a Cooperative Research and Development Agreement (CRADA) with Battelle Energy Alliance, LLC (Battelle), the operating contractor of INL, in collaboration with DOE. Signing the CRADA was the last step in the contracting process to formalize a voucher award from the GAIN program. The voucher award can only be used to conduct the experiment defined in the CRADA. All work was completed on this GAIN voucher in the third quarter of 2021. This experiment design forms the basis of the Company’s current and future efforts with the INL. The Company had no cash payment obligations related to the GAIN voucher, but did provide in-kind services consisting of project management, quality assurance, and technical oversight under the CRADA. The DOE incurred payment obligations to Battelle, related to the work done under the GAIN voucher. As of December 31, 2021, the total final project amount recorded as contributed services - research and development was $0.5 million. During the three and nine months ended September 30, 2021, the Company recorded $0.3 million and $0.4 million of contributed services - research and development for the work that was completed by Battelle.

On March 25, 2021, the Company was awarded a second voucher from the DOE’s GAIN program to support development of Lightbridge Fuel™ in collaboration with the Pacific Northwest National Laboratory (PNNL). The scope of this project is to demonstrate Lightbridge’s nuclear fuel casting process using depleted uranium, a key step in the manufacture of Lightbridge Fuel™. On July 14, 2021, the Company executed a CRADA with the Battelle Memorial Institute, Pacific Northwest Division, the operating contractor of the PNNL, in collaboration with the DOE. The total project value is $0.7 million, with three-quarters of this amount expected to be paid by DOE for the scope of work performed by Battelle and the remaining amount provided by Lightbridge, by providing in-kind services to the project. The project commenced in the third quarter of 2021 and is expected to be completed by the end of 2022. During the three and nine months ended September 30, 2022, the Company recorded $0.1 million and $0.3 million of contributed services - research and development, respectively, and during the three and nine months ended September 30, 2021, the Company recorded $21,000 for the work that was completed by Battelle.

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

Due to the Company’s future significant R&D expenses, the impact of this tax law change will mean that a significant portion of our total operating expenses will be taken as a deduction over a 5-year period rather than being currently deductible. The Company does not expect to pay cash taxes as a result of this change as our remaining operating expenses after excluding R&D expenses are significant and the Company expects to continue to generate losses for tax purposes.

Note 6. Stockholders’ Equity and Stock-Based Compensation

At September 30, 2022, the Company had 11,539,932 common shares outstanding (including outstanding RSAs totaling 188,588 shares). Also outstanding were stock options relating to 525,903 shares of common stock and performance-based RSA awards of 188,588 shares, all totaling 12,254,423 shares of common stock and all common stock equivalents, outstanding at September 30, 2022. The performance-based RSA awards of 188,588 shares are not included as common stock outstanding due to managements’ probability assessment of not meeting the performance-based milestone at September 30, 2022.

At December 31, 2021, the Company had 9,759,223 common shares outstanding (including outstanding RSAs totaling 188,588 shares). Also outstanding were warrants relating to 45,577 shares of common stock, stock options relating to 538,713 shares of common stock and performance-based RSA awards of 188,588 shares, all totaling 10,532,101 shares of common stock and all common stock equivalents, outstanding at December 31, 2021. The performance-based RSA awards of 188,588 shares were not included as common stock outstanding due to managements’ probability assessment of not meeting the performance-based milestone at December 31, 2021.

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

The Company records its ATM sales on a settlement date basis. The Company sold approximately 0.5 million and 1.8 million shares, respectively, under the ATM for the three and nine months ended September 30, 2022 resulting in net proceeds of approximately $3.0 million and $10.6 million, respectively, under the November 19, 2021 prospectus supplement. For the three and nine months ended September 30, 2021, the Company sold 0.6 million shares, resulting in net proceeds of $3.4 million.

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

Warrants

The Company did not have any outstanding warrants as of September 30, 2022 and had 45,577 outstanding warrants as of December 31, 2021. The 45,577 warrants that were issued to investors on November 17, 2014, entitling the holders to purchase 45,577 common shares in the Company at an exercise price of $138.60 per common share, expired on May 16, 2022.

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

Stock Options

During the nine months ended September 30, 2022, the Company issued 18,852 stock options to two consultants. These options were assigned a weighted average fair value of $3.98 per share. The value was determined using the Black-Scholes pricing model. The following assumptions for these option grants were used in the Black-Scholes pricing model:

Expected volatility	97.58%-115.37%
Risk free interest rate	1.02%-3.275%
Dividend yield rate	0
Weighted average years	2 - 6 years
Closing price per share - common stock	$5.93 - $6.27

Stock options issued to the Company’s employees, directors and consultants are summarized as follows for the nine months ended September 30, 2022:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Beginning of the year - January 1, 2022	538,713	$18.51	$12.92
Granted	18,852	6.17	3.98
Exercised	—	—	—
Forfeited	—	—	—
Expired	(31,662)	7.29	2.37
End of the period - September 30, 2022	525,903	$18.74	$13.23
Options exercisable	514,513	$19.03	$13.43

A summary of the Company’s non-vested options as of September 30, 2022 and December 31, 2021, and changes during the nine months ended September 30, 2022, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value Grant Date
Non-vested - December 31, 2021	11,766	$5.71	$4.25

Granted	18,852	6.17	3.98
Vested	(19,228)	6.17	3.90
Forfeited	—	—	—
Non-vested- September 30, 2022	11,390	$5.69	$4.39

The above tables include stock options issued and outstanding as of September 30, 2022 as follows:

i. A total of 339,855 incentive stock options and non-qualified 10-year options have been issued, and are outstanding, to the directors, officers, and employees at exercise prices of $3.82 to $75.60 per share. From this total, 127,299 options are held by the Company’s Chief Executive Officer, who is also a director. All options issued to directors, officers, and employees, including those issued to the Company’s Chief Executive Officer, have a remaining contractual life ranging from 2.52 years to 7.17 years.

ii. A total of 186,048 non-qualified 2 to 10-year options have been issued, and are outstanding, to consultants at exercise prices of $3.82 to $75.60 per share and have a remaining contractual life ranging from 0.61 years to 9.92 years.

As of September 30, 2022, there was approximately $48,000 of total unrecognized compensation cost related to non-vested stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.26 years. For stock options outstanding at September 30, 2022, the intrinsic value was $54,000.

The following table provides certain information with respect to the above-referenced stock options that were outstanding and exercisable at September 30, 2022:

	Stock Options Outstanding			Stock Options Vested
	Weighted			Weighted
	Average			Average
	Remaining		Weighted	Remaining		Weighted
	Contractual	Number	Average	Contractual	Number	Average
	Life	of	Exercise	Life	of	Exercise
Exercise Prices	-Years	Awards	Price	-Years	Awards	Price
$3.82-$9.00	5.69	128,407	$4.81	5.35	117,017	$$4.72
$9.01-$12.48	5.85	116,544	$10.80	5.85	116,544	$$10.80
$12.49-$24.00	4.37	195,090	$14.23	4.37	195,090	$$14.23
$24.01-$72.00	2.97	62,771	$55.07	2.97	62,771	$$55.07
$72.01-$75.60	2.40	23,091	$75.59	2.40	23,091	$$75.59
Total	4.77	525,903	$18.74	4.67	514,513	$$19.03

Common Share Issuances

For the nine months ended September 30, 2022 and 2021, the Company issued 7,276 and 7,382 common shares, respectively, to its investor relations firm for services provided during the period.

Restricted Stock Awards

On November 18, 2021, the Board of Directors approved an equity grant of 188,588 RSAs, with a grant date fair value of $2.0 million, to all of the Company’s employees and two consultants, valued at the stock price on the grant date of $10.69 per share. These RSAs contain a performance-based accelerated vesting provision and a service-based vesting provision, with the service-based vesting provision being one-third vesting on each of the first three anniversaries of the date of grant. As of September 30, 2022 and December 31, 2021, the Company had deemed it not probable that the performance-based vesting provision would be met. These 188,588 shares were included in the total outstanding common shares at September 30, 2022 and December 31, 2021 and compensation expense will be recognized straight line over the three-year vesting period. A total of $0.5 million of compensation expense was recorded for the nine months ended September 30, 2022.

Also on November 18, 2021, there was an additional performance-based equity grant of 188,588 RSAs, with a grant date fair value of $2 million, with immediate vesting upon the Company completing a business acquisition in 2022, subject to certain target financial performance metrics. The RSAs were valued at the stock price on the grant date of $10.69 per share. This RSA grant, based on managements’ probability assessment of meeting this milestone at September 30, 2022 and December 31, 2021, was not probable of being met and no stock-based compensation expense was recorded for the nine months ended September 30, 2022 and for the year ended December 31, 2021. These 188,588 RSAs were not included in the total outstanding common shares, on the accompanying balance sheets and changes in statements of stockholders’ equity at September 30, 2022 and December 31, 2021. The Company has been assessing the probability of achieving this performance condition at each reporting period in 2022 and will record the $2 million as an expense as well as include these performance-based RSAs in the total outstanding common shares, if there is a change to management’s assessment that it is probable that this performance-condition will be met.

The following summarizes the Company’s RSAs activity:

Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Total RSAs outstanding at January 1, 2022	377,176	$10.69
Total RSAs granted	—	$—
Total RSAs vested	—	$—
Total RSAs forfeited	—	$—
Total unvested RSAs outstanding at September 30, 2022	377,176	$10.69

Scheduled vesting for outstanding RSAs with service conditions at September 30, 2022 is as follows:

	Year Ending December 31,
	2022	2023	2024	Total
Scheduled vesting	62,862	62,864	62,862	188,588

As of September 30, 2022, there was $1.4 million of total unrecognized compensation cost related to these unvested RSAs compensation arrangements The compensation expense is recognized on a straight-line basis over the three-year vesting period and the total unrecognized compensation is expected to be recognized over a weighted-average period of 2.13 years.

The components of total stock-based compensation expense included in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021 are as follows (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
General and administrative expenses	$0.2	$0.1	$0.6	$0.3
Total stock-based compensation expense	$0.2	$0.1	$0.6	$0.3

Note 7. Related Party Transactions

On February 9, 2022, the Company entered into an agreement with We Don’t Have Time Inc. (“WDHT”), an organization with a social media network platform dealing with the climate crisis, pursuant to which WDHT will provide a variety of climate-change related consulting services to the Company and the Company agreed to pay a monthly membership fee of $1,200 to WDHT through and including December 2022. Dr. Sweta Chakraborty, a member of the Company’s Board of Directors, is also the President and Executive Board Member of WDHT. For the three months and nine-months ended September 30, 2022, the Company incurred $3,600 and $10,800, respectively, in dues paid to WDHT.

In addition, for the three months and nine-months ended September 30, 2022, the Company incurred $35,000 and $85,000, respectively, in fees to WDHT to attend two conferences in which the Company participated with WDHT to promote the Company’s nuclear fuel.

Note 8. Subsequent Events

Equity Transactions

Sales under the 2021 ATM that were made from October 1, 2022 to the date of filing were approximately 41,000 shares common stock that totaled net proceeds of approximately $0.2 million.

Increase in Authorized Common Shares

On October 27, 2022, the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of the State of Nevada, increasing the number of shares of common stock the Company is authorized to issue from 13,500,000 shares to 25,000,000 shares, with a par value of $0.001 per share.

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

•

the other risks identified in Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2021 and our Quarterly Reports for the quarters ended March 31, 2022 and June 30, 2022.

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

We have built a significant portfolio of patents reflecting years of R&D, and we anticipate testing our nuclear fuel through third party vendors and others, including the United States Department of Energy’s (DOE) national laboratories. Currently, we are performing the majority of our R&D activities with DOE’s national laboratories.

Development of Lightbridge Fuel™

Recent Developments

In June 2022, Lightbridge Fuel™ was selected to participate in a study led by the Massachusetts Institute of Technology (MIT) to investigate the performance and economics of accident tolerant fuels for light water cooled SMRs. Among other objectives, the project will simulate the fuel and safety performance of Lightbridge Fuel™ in an SMR designed by industry leader NuScale Power and provide a scoping analysis of longer-term advanced fuel forms to improve the safety and economics of SMRs. The DOE’s Nuclear Energy University Program awarded $800,000 to MIT with the goal of bringing collaborative teams together to solve complex problems to advance nuclear technology and understanding.

DOE awarded us a second voucher from the Gateway for Accelerated Innovation in Nuclear (GAIN) program to support development of Lightbridge Fuel™ in collaboration with Pacific Northwest National Laboratory (PNNL). The scope of the project is to demonstrate Lightbridge’s nuclear fuel casting process using depleted uranium, a key step in the manufacture of Lightbridge Fuel™. On July 14, 2021, the Company executed a CRADA with the Battelle Memorial Institute, Pacific Northwest Division, the operating contractor of the PNNL, in collaboration with the DOE. The project commenced in the third quarter of 2021 and is expected to be completed in 2022. The total project value is $0.7 million, with three-quarters of this amount provided by DOE for the scope performed by PNNL. Under this GAIN Voucher, we have been working with PNNL to develop a reliable and repeatable casting process utilizing its existing equipment. To date, several castings have been performed and the cast ingots analyzed. In an iterative process, the casting methodology is modified based on the characterization results as we approach an optimized process to achieve the desired results. This work is expected to culminate in a process suitable to produce fuel samples for our upcoming irradiation tests.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make a variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. For a discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our financial statements, please see “Critical Accounting Policies and Estimates” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022. There have been no significant changes in our critical accounting policies and estimates during the three and nine months ended September 30, 2022.

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

OPERATIONS REVIEW

Financial information is included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Condensed Consolidated Results of Operations - Three Months Ended September 30, 2022 and 2021

The following table presents our historical operating results and the increase (decrease) in amounts for the periods indicated (dollars in millions):

	Three Months Ended		Increase	Increase
	September 30,		(Decrease)	(Decrease)
	2022	2021	Change $	Change %
Operating Expenses
General and administrative	$2.0	$1.8	$0.2	11%
Research and development	$0.2	$0.4	$(0.2)	(50)%
Total Operating Expenses	$2.2	$2.2	$—	—%

Other Operating Income
Contributed services - research and development	$0.1	$0.3	$(0.2)	(67)%
Total Other Operating Income	$0.1	$0.3	$(0.2)	(67)%

Total Operating Loss	$(2.1)	$(1.9)	$0.2	11%

Other Income	$0.1	$—	$0.1	—%
Net Loss before Income Taxes	$(2.0)	$(1.9)	$0.1	5%

Net Loss	$(2.0)	$(1.9)	$0.1	5%

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

Total general and administrative expenses increased by $0.2 million for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. There was an increase in stock-based compensation expenses of $0.1 million and an increase in director fees, employee compensation and employee benefits of $0.1 million.

Research and Development

Research and development expenses consist primarily of compensation and related fringe benefits including stock-based compensation and related allocable overhead costs for the research and development of our fuel and contributed services - research and development for the R&D work performed under the GAIN vouchers.

We are working with the U.S. National Laboratories regarding our research and development activities. Total R&D expenses decreased by $0.2 million for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021 due to a decrease in consulting and outside R&D expenses.

Due to the nature of our R&D expenditures, cost and schedule, estimates are inherently uncertain and can vary significantly as new information and the outcome of these R&D activities become available. We may have budgetary constraints due primarily to the uncertainty of future liquidity and capital resources available to us to conduct our future R&D activities.

Other Operating Income

There was $0.1 million and $0.3 million recorded in contributed services - research and development from the GAIN program for the three months ended September 30, 2022 and September 30, 2021, respectively, with a charge to R&D expenses and a corresponding amount recorded to contributed services - research and development.

Condensed Consolidated Results of Operations - Nine Months Ended September 30, 2022 and 2021

The following table presents our historical operating results and the increase (decrease) in amounts for the periods indicated (dollars in millions):

	Nine Months Ended		Increase	Increase
	September 30,		(Decrease)	(Decrease)
	2022	2021	Change $	Change %
Operating Expenses
General and administrative	$5.4	$5.1	$0.3	6%
Research and development	$0.6	$1.1	$(0.5)	(45)%
Total Operating Expenses	$6.0	$6.2	$(0.2)	(3)%

Other Operating Income
Distribution from joint venture	$—	$0.1	$(0.1)	(100)%
Contributed services - research and development	$0.3	$0.5	$(0.2)	(40)%
Total Other Operating Income	$0.3	$0.6	$(0.3)	(50)%

Total Operating Loss	$(5.7)	$(5.6)	$0.1	2%

Other Income	$0.1	$—	$0.1	—%
Net Loss before Income Taxes	$(5.6)	$(5.6)	$—	—%

Net Loss	$(5.6)	$(5.6)	$—	—%

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

Total general and administrative expenses increased by $0.3 million for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. This increase was primarily due to an increase in stock-based compensation expenses of $0.3 million due to the amortization of restricted stock awards issued in 2021, an increase in directors’ fees of $0.2 million due to the increase of the number of board members, an increase in dues and subscriptions of $0.1 million and an increase in insurance expense, promotion, and travel expenses of $0.2 million. These increases were offset by a decrease in professional fees of $0.5 million relating to fees incurred in connection with the arbitration matter that was settled in 2021 that were not repeated during the nine months ended September 30, 2022.

Research and Development

Research and development expenses consist primarily of compensation and related fringe benefits including stock-based compensation and related allocable overhead costs for the research and development of our fuel and contributed services - research and development for the R&D work performed under the GAIN vouchers.

Total R&D expenses decreased by $0.5 million for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. This decrease was primarily due to a decrease in consulting and outside R&D expenses of $0.3 million, a decrease in patents expenses of $0.1 million and a decrease in employee compensation and employee benefits of $0.1 million.

Due to the nature of our R&D expenditures, cost and schedule, estimates are inherently uncertain and can vary significantly as new information and the outcome of these R&D activities become available. We may have budgetary constraints due primarily to the uncertainty of future liquidity and capital resources available to us to conduct our future R&D activities.

Other Operating Income

There was a decrease of $0.1 million in the distribution from joint venture due to the final cash distribution from the dissolved Enfission joint venture that occurred in 2021. There was contributed services - research and development from the GAIN program of $0.3 million and $0.5 million for the nine months ended September 30, 2022 and September 30, 2021, respectively, with a charge to R&D expenses and a corresponding amount recorded to contributed services - research and development.

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

At September 30, 2022, we had cash and cash equivalents of $31.3 million, as compared to $24.7 million at December 31, 2021, an increase of $6.6 million. The Company raised $10.6 million from the sale of approximately 1.8 million shares of common stock during the nine months ended September 30, 2022. The Company’s net cash used in operating activities for the nine months ended September 30, 2022 was $4.1 million and our cash flow projections indicate that we will have continued negative cash flows for the foreseeable future. We are not profitable, and we cannot provide any assurance that we will become profitable in the future. We will continue to incur losses because we are in the early development stage of commercializing our nuclear fuel.

We have approximately $30.0 million of working capital as of the date of this filing. We currently project a negative cash flow from our operations averaging $1.0 to $1.2 million per month for our general and administrative and R&D expenses, for total expected expenditures of $12 million to $18 million for the next 12 to 15 months. Our cash balance at September 30, 2022 and as of the date of this filing exceeds our anticipated cash requirements for the next 12 months or through the third quarter of 2023. We believe, however, that our actual expenditures may exceed our current available working capital through the third quarter of 2023. There are inherent uncertainties in forecasting future required R&D or other expenditures in the future. Once many of these anticipated agreements are finalized or other future R&D agreements are entered into and the future R&D costs are known, we expect to forecast a significantly higher level of future required R&D expenses and higher negative monthly cash flows from operations in the future.

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

While our available working capital at September 30, 2022 and as of the date of this filing exceeds our currently anticipated expenditures through the third quarter of 2023, considering the above-mentioned uncertainties and lack of financial resources to fund our long-term fuel development costs, corporate overhead expenses, and future potential collaborations and other opportunities, substantial doubt exists about the Company’s ability to continue as a going concern for the 12 months following the date of this filing. We have the ability to delay or reduce certain operating expenses, including R&D expenses in the next 12 to 15 months, which could reduce our cash flow shortfall. However, any such delay or reduction in operating expenses would also extend our projected fuel development timeline discussed above.

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

In support of our long-term business with respect to our fuel technology business, we endeavor to create strategic alliances with other parties during the next three years, to support the remaining R&D activities that are required to further enhance and complete the development of our fuel products to a commercial stage. We may be unable to form such strategic alliances on terms acceptable to us or at all.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of September 30, 2022 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the third quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022.

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

LIGHTBRIDGE CORPORATION

Date: October 31, 2022	By:	/s/ Seth Grae
	Name:	Seth Grae
	Title:	President, Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Larry Goldman
	Name:	Larry Goldman
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

