Form 10-K
period 2022-12-31
LIGHTBRIDGE Corp
filed 2023-03-30
CIK 1084554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐*

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐*

* The registrant is not yet required to have a recovery policy under the applicable exchange listing standard and has left the corresponding check boxes blank as a result.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At June 30, 2022, the aggregate market value of shares held by non-affiliates of the registrant (based upon the closing sale price of such shares on the Nasdaq Capital Market on June 30, 2022) was $49,899,793.

At March 30, 2023 there were 12,126,030 shares of the registrant’s common stock issued and outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

LIGHTBRIDGE CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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

•	dependence on strategic partners;

•	any adverse changes to our agreements or relationship with the U.S. government and its national laboratories;

•	our ability to fund our future operations, including general corporate overhead and outside research and development costs, and continue as a going concern;

•	the demand for our fuel for nuclear reactors and our ability to attract customers;

•	our ability to manage the business effectively in a rapidly evolving market;

•	our ability to employ and retain qualified employees and consultants that have experience in the nuclear industry;

•	competition and competitive factors in the markets in which we compete, including from accident tolerant fuels;

•	the availability of nuclear test reactors and the risks associated with unexpected changes in our nuclear fuel development timeline;

•	the increased costs associated with metallization of our nuclear fuel;

•	uncertainties related to conducting business in foreign countries;

•	public perception of nuclear energy generally;

•	changes in laws, rules, and regulations governing our business;

•	changes in the political environment;

•	development and utilization of, and challenges to, our intellectual property domestically and abroad;

•	the trading price of our securities is likely to be volatile, and purchasers of our securities could incur substantial losses and;

•	the other risks and uncertainties identified in Item 1A. Risk Factors included herein.

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

Overview

At Lightbridge we are developing the next generation of nuclear fuel to impact, in a meaningful way, the world’s climate and energy security problems. Our nuclear fuel could significantly improve the economics and safety of existing and new nuclear power plants, large and small, enhance proliferation resistance of spent nuclear fuel, and have a meaningful impact on addressing climate change and air pollution, all while benefiting national security. We project that the world’s energy and climate needs can only be met if nuclear power’s share of the energy-generating mix grows substantially in the coming decades. We believe Lightbridge will benefit from a growing nuclear power industry, and we are developing our nuclear fuel to help enable that growth to happen.

We believe our metallic fuel will offer significant economic and safety benefits over traditional nuclear fuel, primarily because of the superior heat transfer properties and the resulting lower operating temperature of all-metal fuel. We also believe that uprating a reactor with Lightbridge Fuel™ will add incremental electricity at a lower levelized cost than any other means of generating baseload electric power, including any renewable, fossil, or hydroelectric energy source, or any traditional nuclear fuel.

Emerging nuclear technologies that many in the nuclear power industry believe have the potential to help drive growth in nuclear power include small modular reactors (SMRs), which are now in the development and licensing phases. We expect that Lightbridge Fuel™ can provide SMRs with all the same benefits our technology brings to large reactors, with such benefits being even more meaningful to the economic case for deployment of SMRs, including potential load following capability when included on a low-carbon electric grid with renewable energy sources. We expect Lightbridge Fuel™ to generate more power in SMRs than traditional nuclear fuels, which will help decarbonize sectors that are now powered by fossil fuels. We expect that our ongoing research and development (R&D) initiatives will lead to Lightbridge Fuel™ powering SMRs for multiple purposes. The first SMRs are expected to begin operations as early as 2029.

We have built a significant portfolio of patents reflecting years of R&D, and we anticipate testing our nuclear fuel through third party vendors and others, including the United States Department of Energy’s (DOE) national laboratories. Currently, we are performing the majority of our R&D activities with the DOE’s national laboratories.

Our Nuclear Fuel

Since 2008, we have been engaged in the design and development of proprietary, innovative nuclear fuels to improve the cost competitiveness, safety, proliferation resistance and performance of nuclear power generation. In 2010, we announced the concept of all-metal fuel (i.e., non-oxide fuel) for use in currently operating and new-build reactors. We have reimagined nuclear fuel from scratch, using advanced science and engineering. Our focus on metallic fuel was inspired by listening to the voices of prospective customers, as nuclear utilities expressed interest in the improved economics and enhanced safety that we believe metallic fuel will provide.

The fuel in a nuclear reactor generates energy in the form of heat. That heat is then converted through steam into electricity that is delivered to the transmission and distribution grid. We have designed our innovative, proprietary metallic fuels to be capable of significantly higher burnup and power density compared to conventional oxide nuclear fuels. Burnup is the total amount of electricity generated per unit mass of nuclear fuel consumed and is a function of the power density of a nuclear fuel and the amount of time the fuel operates in the reactor. Power density is the amount of heat power generated per unit volume of nuclear fuel. Conventional oxide fuel used in existing commercial reactors is nearing the limit of its design and licensed burnup and power density capability. As a result, further optimization is needed to (i) increase power output from the same core size to improve the economics, and (ii) enhance the safety of nuclear power generation where using conventional oxide fuel technologies is limited. A new fuel is needed to bring enhanced performance to reactors large and small. We are working to develop Lightbridge Fuel™ to meet that goal.

As the nuclear power industry prepares to meet the increasing global demand for electricity production, nuclear utilities are seeking longer operating cycles and higher reactor power outputs for current and future reactor fleets. We believe our proprietary nuclear fuel designs have the potential to improve the nuclear power industry’s economics by:

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

We believe our fuel designs will allow current and new build nuclear reactors to safely increase power production and reduce operations and maintenance costs on a per kilowatt-hour basis. New build nuclear reactors could also benefit from the reduced upfront capital investment per kilowatt of generating capacity in the case of implementing a power uprate. In addition to projected electricity production cost savings, we believe our technology may allow utilities or countries to deploy fewer new reactors to generate the same amount of electricity (in the case of a power uprate), resulting in significant capital cost savings. For utilities or countries that already have operating reactors, we expect that our nuclear fuel could be utilized to both increase the power output of those reactors as well as enable them to load follow with electric grid demands, which have become increasingly variable with large additions of intermittent renewable generation.

Nuclear Industry and Addressable Market

Overview of the Nuclear Power Industry

According to the U.S. Energy Information Administration, nuclear power provided approximately 4.6% of the world’s total energy from all sources in 2020, including approximately 10.5% of global electricity generation. According to the World Nuclear Association (WNA), as of January 2022 there were 438 operable nuclear power reactors worldwide, mostly light water reactors, with the most common types being PWRs, including Russian-designed water-cooled, water-moderated energetic reactors (VVERs), and boiling-water reactors (BWRs). Nuclear power provides a non-fossil fuel, low-carbon energy solution that can meet baseload electricity needs.

Of the world’s reactors currently in operation, PWRs account for approximately 70% of the net operating capacity, with BWRs being the second most prevalent and accounting for approximately 14%. Of the nuclear reactors currently under construction, approximately 70% are PWRs with a rated electric power output of 1,000 megawatts or greater.

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

We are developing our fuel technology for application in various types of water-cooled reactors, including existing or future light water reactors, which include water-cooled small modular reactors, as well as for Canada Deuterium Uranium (CANDU)-type pressurized heavy water reactors. The existing U.S. fleet of nuclear reactors represents a large market segment for which Lightbridge Fuel™ could provide significant economic and safety benefits through a power uprate up to 10%, along with an anticipated operating cycle extension from 18 to 24 months, or a power uprate of 17%, as described below, without extending the cycle length.

We believe that Lightbridge Fuel’s™ most significant economic benefit may be its ability to provide a 30% power uprate. However, the existing large reactors cannot realize that benefit because their systems are not designed to handle that much of an increase in power. The most additional power existing large PWRs could take from Lightbridge Fuel™ is estimated at approximately 17%. Only newly designed large reactors may benefit from the full 30% greater power available from Lightbridge Fuel™. While we believe that only a limited number of new, large reactors will be built, we expect that much larger numbers of SMRs that can utilize our fuel will be deployed in the future.

Target Market for Lightbridge Fuel™

Our target market segments include water-cooled commercial power reactors, such as PWRs, BWRs, VVERs, CANDUs heavy water reactors, water-cooled SMRs, as well as water-cooled research reactors.

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

We believe that deep cuts to CO2 emissions are only possible with electrification of most of the transportation and industrial sectors globally and powering them, and the current electricity needs of the world, with non-emitting or low-emitting power or no-carbon liquid fuels. We believe this can be done only with a large increase in nuclear power, several times the amount that is generated globally today. We believe that our nuclear fuel technology will be an essential element of reaching this goal, for electricity generation and potentially to produce hydrogen for zero-carbon liquid fuels.

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

Anticipated Safety Benefits of Lightbridge Fuel™

The expected safety benefits of Lightbridge Fuel™ are as follows:

•

operates at lower operating temperatures than current conventional nuclear fuel, contributing to lower stored thermal energy in the fuel rods; it is therefore not expected to generate explosive hydrogen gas under design-basis accidents when there is a loss of coolant in the reactor;

•	enhances structural integrity of the nuclear fuel rods; and

•	has lighter and stiffer fuel assembly, which may contribute to improved seismic performance;

Due to the significantly lower fuel operating temperature and higher thermal conductivity, our metallic nuclear fuel rods are expected to provide major improvements to safety margins during certain off-normal events. The US Nuclear Regulatory Commission (NRC) licensing processes require engineering analysis of a large break loss-of-coolant accident (LOCA), as well as other scenarios. The LOCA scenario assumes failure of a large water pipe in the reactor coolant system. Under LOCA conditions, the fuel and cladding temperatures rise due to reduced cooling capacity. Preliminary analytical modeling shows that under a design-basis LOCA scenario, unlike conventional uranium dioxide fuel, the cladding of the Lightbridge-designed metallic fuel rods would stay at least 200 degrees below the 850-900 degrees Celsius temperature at which steam begins to react with the zirconium cladding to generate hydrogen gas. Build-up of hydrogen gas in a nuclear power plant can lead to a hydrogen explosion, which contributed to the damage at the Fukushima Daiichi nuclear power plant. Lightbridge Fuel™ is designed to mitigate hydrogen gas generation in design-basis LOCA situations. This is a major safety benefit.

Lightbridge Spent Fuel - Proliferation Resistance

The April 2018 issue of Nuclear Engineering and Design, a technical journal affiliated with the European Nuclear Society, included a peer-reviewed article stating that after analyzing Lightbridge’s fuel, the authors concluded that any plutonium extracted from Lightbridge’s spent fuel would not be useable for weapon purposes. We anticipate the following proliferation resistance advantages for our metallic fuel:

•	one-half of the amount of plutonium produced and remaining in the spent fuel as compared to conventional uranium dioxide fuels; and

•	lower Plutonium-239 fraction compared to uranium dioxide fuel; therefore, our spent fuel would be unsuitable as a source for weapon purposes.

Our fuel potentially could be used to dispose of plutonium from reprocessed used reactor fuel, utilizing the plutonium to generate electricity. Our fuel potentially also could be used to dispose of plutonium from nuclear weapons.

Development of Lightbridge Fuel™

Recent Developments

HALEU Consortium Membership

To support establishment of domestic high-assay low-enriched uranium (“HALEU”) infrastructure, the DOE announced on December 7, 2022 the creation of a HALEU Consortium. According to the DOE, the purposes of the HALEU Consortium include: (i) Provide the Secretary of Energy HALEU demand estimates for domestic commercial use, (ii) Purchase HALEU made available to members for commercial use under the Program, (iii) Carry out demonstration projects using HALEU under the Program, and (iv) Identify actionable opportunities to improve the reliability of the HALEU supply chain. On December 15, 2022, the Company submitted a formal request to the DOE to join the HALEU Consortium to mitigate HALEU supply risk. On January 12, 2023, the Company received written confirmation from the DOE of Lightbridge’s membership in the HALEU Consortium.

Idaho National Laboratory Agreements

In the second half of 2022 Lightbridge entered into agreements with Idaho National Laboratory (INL), in collaboration with the DOE, to support the development of Lightbridge Fuel™. The framework agreements use an innovative structure and consist of an “umbrella” Strategic Partnership Project Agreement (SPP) and an “umbrella” Cooperative Research and Development Agreement (CRADA), each with Battelle Energy Alliance, LLC (BEA), the DOE’s operating contractor for INL, with an initial duration of seven years.

We anticipate that the initial phase of work under the two agreements that has been released will culminate in irradiation testing in the Advanced Test Reactor (ATR) of our fuel material samples, known as fuel material coupons, using enriched uranium supplied by the DOE. The initial phase of work aims to generate irradiation performance data for Lightbridge’s delta-phase uranium-zirconium alloy relating to various thermophysical properties. The data will support fuel performance modeling and regulatory licensing efforts for commercial deployment of Lightbridge Fuel™.

We anticipate that subsequent phases of work under the two umbrella agreements that have not yet been released may include post-irradiation examination of the irradiated fuel material coupons, loop irradiation testing in the ATR, and post-irradiation examination of one or more uranium-zirconium fuel rodlets, as well as transient experiments in the Transient Reactor Test Facility (TREAT) at INL.

MIT Study - Lightbridge Fuel™

In June 2022, the DOE selected Lightbridge Fuel™ to participate in a study led by the Massachusetts Institute of Technology (MIT) to investigate the performance and economics of accident tolerant fuels for light water cooled SMRs. Amongst other objectives, one of the objectives of this project is to simulate the fuel and safety performance of Lightbridge Fuel™ in an SMR designed by NuScale Power and provide a scoping analysis of longer-term advanced fuel forms to improve the safety and economics of SMRs. The DOE’s Nuclear Energy University Program awarded $800,000 to MIT with the goal of bringing collaborative teams together to solve complex problems to advance nuclear technology and understanding. The duration of this work is expected to be approximately 3 years. The amount of financial benefit to Lightbridge from this DOE grant to MIT cannot be quantified.

Second DOE Award from the Gateway for Accelerated Innovation in Nuclear

The DOE awarded us a second voucher from the Gateway for Accelerated Innovation in Nuclear (GAIN) program to support development of Lightbridge Fuel™ in collaboration with Pacific Northwest National Laboratory (PNNL). The scope of the project was to demonstrate Lightbridge’s nuclear fuel casting process using depleted uranium, a key step in the manufacture of Lightbridge Fuel™. On July 14, 2021, the Company executed a CRADA with the Battelle Memorial Institute, Pacific Northwest Division, the operating contractor of the PNNL, in collaboration with the DOE. The project commenced in the third quarter of 2021. In December 2022, PNNL signed a one-month contract extension with the Company to complete the final report related to this PNNL GAIN voucher, which extended the period of performance to January 31, 2023. The work under this contract was completed in 2022, and a final report was issued by PNNL on January 31, 2023. The total project value was $0.7 million, with three-quarters of this amount provided by the DOE for the scope performed by PNNL.

Under this GAIN Voucher, we worked with PNNL to develop a casting process utilizing its existing equipment. As part of the scope, several castings were performed and the cast ingots analyzed. In an iterative process, the casting methodology was modified based on the characterization results as part of process demonstration to achieve acceptable results with PNNL’s existing equipment. The results of this work will help to inform a final process suitable to produce fuel material coupons for our upcoming irradiation tests.

Future Steps Toward Our Fuel Development and Timeline For The Commercialization of Our Nuclear Fuel Assemblies

We anticipate fuel development milestones for Lightbridge Fuel™ over the next 2-3 years will consist of the following:

•	kick off SPP/CRADA work at INL leading to irradiation testing in the ATR of our fuel material coupons using enriched uranium supplied by INL.

•	conduct a feasibility study for the use of our nuclear fuel in CANDU heavy water reactors.

•	conduct a front-end engineering and design (FEED) study for a Lightbridge pilot-scale fuel fabrication facility.

•	demonstrate extrusion with our uranium-zirconium fuel alloy and produce fuel material coupons for irradiation testing.

The long-term milestones towards development and commercialization of nuclear fuel assemblies include, among other things, irradiating nuclear material samples and prototype fuel rods with enriched uranium in test reactors, conducting post-irradiation examination of irradiated material samples and/or prototype fuel rods, performing thermal-hydraulic experiments, performing seismic and other out-of-reactor experiments, performing advanced computer modeling and simulations to support fuel qualification, designing a lead test assembly (LTA), entering into a lead test rod/assembly agreement(s) with a host reactor(s), demonstrating the production of lead test rods and/or lead test assemblies at a pilot-scale fuel fabrication facility and demonstrating the operation of lead test rods and/or lead test assemblies in commercial reactors.

There are inherent uncertainties in the cost and outcomes of the many steps needed for successful deployment of our fuel in commercial nuclear reactors, which makes it difficult to accurately predict the timing of the commercialization of our nuclear fuel technology. However, based on our best estimate and assuming adequate R&D funding levels, we expect to begin demonstration of lead test rods (LTRs) and/or possibly LTAs with our metallic fuel in commercial reactors in the 2030s and begin receiving purchase orders for initial fuel reload batches from utilities 15-20 years from now, with deployment of our nuclear fuel in the first reload batch in a commercial reactor taking place approximately two years thereafter. We are exploring ways of shortening this timeframe that may include securing access to expanded irradiation test loop capacity in existing or new research reactor facilities.

Certain Challenges and Uncertainties

1. U.S. government funding support

Presently, our ability to fund our fuel development program at a level necessary to adhere to our projected fuel development timelines is severely limited due to funding constraints. This is in addition to our corporate overhead and other fixed costs, such as in-house project management and project control personnel. As a result, we believe seeking and securing significant U.S. government funding to support our fuel development program is essential for us to be successful in our fuel development and commercialization efforts. We expect significant government funding opportunities to go toward SMRs in the coming years, which may help accelerate our projected fuel development timelines by up to a few years for SMR applications.

2. Availability of suitable test loops in the ATR

After the Halden research reactor was shut down in 2018, we embarked on a global search for an alternative for loop irradiation testing of our metallic fuel rods. Ultimately, we chose the ATR at INL and applied to the DOE for and won two GAIN Vouchers. Our initial understanding was that we would have access to a government funded PWR water test loop in the ATR to generate sufficient data to support our LTA testing and potentially eliminate the need for LTR testing in a large commercial reactor.

However, availability of irradiation test loops for fuel in the ATR has become limited and highly competitive, limiting how much nuclear fuel can be inserted into the reactor as well as its duration in the reactor.

If new test loops are not added to the ATR, loop irradiation testing in the ATR may not provide sufficient data to justify regulatory approval for LTA testing in a large commercial PWR in a commercially feasible timeframe. This would likely necessitate an extra fuel development step of LTR testing in a large commercial PWR in addition to the ATR loop testing before LTA testing could commence. As a result, our fuel development timelines are 15-20 years before we expect to secure our first orders for fuel batch reloads in large commercial PWRs, unless we can access significantly increased test loop capacity. Consequently, the projected fuel development costs make it unfeasible for Lightbridge to fund this fuel development effort on its own.

3. Partnerships with fuel vendors and nuclear utilities

The ability to design and fabricate the LTAs and engagement with a nuclear utility that is willing to accept our LTAs, is required to demonstrate our nuclear fuel in a commercial reactor. In the U.S., the nuclear fuel fabricator and the nuclear utility will be primarily responsible for securing the necessary regulatory licensing approvals for the LTA operation. We plan to also build relationships with SMR reactor and fuel vendors, as well as existing and/or potential SMR utility customers.

4. Supply chain infrastructure for HALEU

Establishment of required supply chain infrastructure to support high-assay low-enriched uranium metallic fuel is a necessary step in the commercialization of our nuclear fuel. Existing commercial nuclear infrastructure, including conversion facilities, enrichment facilities, de-conversion facilities, fabrication facilities, fuel storage facilities, fuel handling procedures, fuel operation at reactor sites, used fuel storage facilities and shipping containers, were designed and are in most cases currently licensed to handle uranium in oxide form with enrichment up to 5% in the isotope uranium-235. Our fuel designs for light water reactors are expected to use uranium metal with uranium enrichment levels up to 19.75% and would therefore require certain modifications to existing commercial nuclear infrastructure to enable commercial nuclear facilities to receive and handle our fuels. Those nuclear facilities will need to complete a regulatory licensing process and obtain regulatory approvals in order to be able to process, handle, or ship uranium metal with enrichment levels up to 19.75% and operate commercial reactors and spent fuel storage facilities using our metallic fuel.

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

7. Need to develop and demonstrate a qualified fabrication process for our metallic fuel rods

Demonstration of a qualified fabrication process both for semi-scale irradiation fuel rod samples and subsequently for full-length (12-14 feet) metallic fuel rods for large PWR LTAs and shorter length for SMRs (~6 feet) is required. Past operating experience in icebreaker reactors with differently shaped fuel rods with a similar metallic fuel composition involved fabrication of metallic fuel rods up to 3 feet in length. Fabrication of full-length (approximately 12 to 14 feet) PWR metallic fuel rods for large PWRs has yet to be fully demonstrated. In 2021, we demonstrated the co-extrusion of full-length rods using surrogate materials (i.e., rods which replaced the uranium component with a suitable physical analogue). Coextrusion is the primary forming operation in the manufacturing of our fuel and this demonstration was an important milestone on the path to developing and qualifying the full manufacturing process for actual fuel rods with enriched uranium. We plan to commence a FEED study for a Lightbridge pilot-scale fuel fabrication facility in 2023.

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

In addition to conventional uranium dioxide fuel, potential competition to our metallic fuel technology can come from so-called Accident Tolerant Fuels (ATF). We regard ATF as part of a series of relatively small changes to conventional uranium dioxide fuel over time. ATF uses uranium dioxide with added substances and/or changes to the cladding tube. After the accident at the Fukushima Daiichi nuclear power plant in March 2011, the U.S. Congress directed the DOE to investigate every aspect of nuclear plant operation including the existing uranium dioxide fuel pellets contained in zirconium-based alloy tubes (cladding). According to the February 2019 Nuclear Energy Institute technical report on ATF titled “Safety and Economic Benefits of Accident Tolerant Fuel”, advanced fuel design concepts (such as ATF) were accelerated by combining recent operating experience with worldwide research and development. Over the past several years, the ATF program has received significant DOE funding support and initial interest from utility customers seeking ATF demonstration programs in their operating reactors. For example, in January 2022, Southern Nuclear agreed to load four lead test assemblies with a chromia and alumina doped ATF design. Similar ATF concepts are being tested by GE Nuclear, and others.

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

Nuclear power faces competition from other sources of electricity as well, including natural gas, which at times in recent years has been the cheapest option for power generation in the U.S. and has resulted in some utilities abandoning nuclear initiatives. Other sources of electricity, such as renewables like wind and solar, may also be viewed as safer than nuclear power, although we believe that generating nuclear energy with Lightbridge Fuel™ is the safest way to produce baseload electricity. To the extent demand for electricity generated by nuclear power decreases, the potential market for our nuclear fuel technology will decline.

Raw Materials

We do not plan to utilize any raw materials directly in the conduct of our operations (except for potential purchases of certain raw materials in small quantities for testing and demonstration efforts). Fuel fabricators, which will ultimately fabricate fuel products incorporating our nuclear fuel technology, will acquire the zirconium and uranium, and additional raw materials that are required for the production of nuclear fuel assemblies that go into the reactor core. Uranium and zirconium are available from various suppliers at market prices. However, the availability of uranium metal enriched to 19.75% in the isotope uranium- 235 is currently limited to small quantities sufficient only for research and testing purposes. Deployment of our fuel in light water reactors will necessitate increasing enrichment level from 5% up to 19.75% at enrichment facilities, as well as deployment of de-conversion/metallization capability at a commercial scale, and the design and licensing of a shipping container capable of accommodating fuel assemblies with uranium metal enriched up to 19.75%. We expect that utilities will contract with nuclear fuel fabricators to order nuclear fuel assemblies, and then ship the completed nuclear fuel assemblies to the reactor sites.

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

The Biden administration’s energy policy includes proposals for advanced nuclear as part of “critical clean energy technologies.” We understand that the administration is prioritizing advanced nuclear technologies, including advanced fuels and SMRs, as part of its nuclear energy policy. President Biden has brought the U.S. back into the Paris Agreement on climate change, with the goal that the U.S. electricity sector be carbon neutral by 2035, just 12 years from now. We believe Lightbridge Fuel’s™ coupling with SMRs can enhance the already strong case for SMRs and attract more private and government investment.

In addition to U.S. government funding, political support for our project is similarly important. The sales and marketing of our services and technology internationally may be subject to U.S. export control regulations, including 10 C.F.R. Part 810 and 10 C.F.R. Part 110, and the export control laws of other countries. Governmental authorizations may be required before we can export our services or technology or collaborate with foreign entities. NRC regulations at 10 C.F.R. Part 110 govern the export and import of nuclear equipment and material. Part 810 generally governs the exports of technology for development, production, or use (see 10 C.F.R. §810.3 for definitions of these terms) of reactors, equipment and material subject to Part 110. If authorizations are required and not granted, our international business could be materially affected. Furthermore, the export authorization process is often time consuming and any delays could impact our fuel development and commercialization timelines. Violation of export control regulations could subject us to fines and other penalties, such as losing the ability to export for a period of years, which would limit our revenue growth opportunities and significantly hinder our attempts to expand our business internationally.

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

We received 4 new patents in 2022 and currently have 13 pending patent applications. As of December 31, 2022, we held 5 U.S. patents and more than 140 foreign patents. The expiration dates of these patents, unless it’s a divisional patent filing, are generally 20 years from their application dates. Our U.S. patents begin to expire in 2027.

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

Human Capital Management

As of December 31, 2022, we had five full-time employees and utilized a network of independent contractors, outside agencies and technical facilities with specific skills to assist with various business functions including, but not limited to, corporate, financial, personnel, research and development, and communications. This allows us to draw upon resources that are specifically tailored to our internal and client needs. The Company’s headquarters is in Reston, Virginia.

Our Culture

Our mission is to help the world combat climate change and meet energy goals. We are passionate about understanding the needs of our society, and we work hard to develop our next generation nuclear fuel. We also believe that supporting our team with a wonderful work environment supports and empowers us to accomplish our goals. The Company’s human resource professional is a resource available for employees regarding the development of their careers and training. We also have physical and mental health programs that are available to our employees. We believe that our relationship with our employees and contractors is satisfactory.

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

Risks Related to Our Business

We will need to raise significant additional capital in the future to expand our operations and continue our R&D activities and we may be unable to raise such funds when needed on acceptable terms, or at all. Any capital raises may cause significant dilution to our shareholders.

As of December 31, 2022, we had $28.9 million in cash and cash equivalents. We have experienced substantial and recurring losses from operations, which has created an accumulated deficit of $144.5 million as of December 31, 2022. We will continue to incur losses because we are in the early development stage of commercializing our nuclear fuel.

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

When we elect to raise additional funds or additional funds are required, we may raise such funds from time to time through public or private equity offerings, debt financings or other financing alternatives. Additional equity or debt financing, or other alternative sources of capital may not be available to us on acceptable terms, if at all. If we are unable to meet our future financial obligations, we could be forced to delay, reduce, or cease our operations, including substantially decrease or suspend our R&D activities, or otherwise impede our ongoing business efforts, which could have a material adverse effect on our business, operating results, financial condition, and long-term prospects, and, investors may lose their entire investment in the Company. In addition, if we are unable to demonstrate meaningful progress to further the development of our fuel products, it may be difficult for us to raise additional capital on terms acceptable to us or at all.

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

Changes to, or termination of, any agreements with the U.S. government national laboratories, or deterioration in our relationship with the U.S. government, could adversely affect our research and development activities.

We are a party to agreements and arrangements with U.S. national laboratories that are subject to review and approval by the DOE and which are important to our R&D activities. Termination, expiration, or modification of one or more of these or other agreements could adversely affect our future prospects to develop our fuel and/or commercially deploy it. In addition, deterioration in our relationship with the U.S. national laboratories that are parties to these agreements and/or the DOE could impair or impede our ability to successfully implement these agreements, which could adversely affect our R&D activities. Also, a COVID-19 outbreak, including the emergence and spread of variant strains of the virus or other pathogens, may affect future operations of the U.S. national laboratories.

The amount of time and funding needed to bring our nuclear fuel to market may greatly exceed our projections.

The development of our nuclear fuel will take a significant amount of time and funding, and any shortfall in R&D funding levels or a delay in achieving fuel development milestones, or uncertainty in regulatory licensing timelines could result in significant delays and cost overruns. We cannot at this stage accurately predict the amount of funding or the time required to successfully manufacture and sell our nuclear fuel in the future. However, our best estimate at this time is that our metallic fuel development program is expected to take 15-20 years and cost several hundred million U.S. dollars before we can secure our initial commercial order for a batch reload. The actual cost and time required to commercialize our fuel technology may vary significantly depending on, among other things, the results of our research and product development efforts; the cost of developing or licensing our nuclear fuel; changes in the focus and direction of our research and product development programs; access to test reactor loops and/or other test facilities; competitive and technological advances; the cost of filing, prosecuting, defending and enforcing claims with respect to patents; the regulatory approval process; fuel manufacturing process; availability of metallic high assay low enriched uranium, and marketing and other costs associated with commercialization of these technologies. Because of this uncertainty, even if financing is available to us, we may need significantly more capital than anticipated, which may not be available on terms acceptable to us or at all, and the expected revenues and other expected benefits from our nuclear fuel technology may be delayed or never realized.

Our current economic model for selling our nuclear fuel may prove to be inaccurate and subject to competition and our nuclear fuel technology products may not be cost effective.

Although our preliminary economic model concludes that our nuclear fuel technology may provide a significant payback to utilities, it is based upon a number of assumptions that may not prove to be accurate. If our model is inaccurate, our nuclear fuel product may not provide nuclear utility customers with sufficient economic incentive to switch from existing nuclear fuels, and we could lose or fail to develop customers. For example, if ATF is successful in extending the cycle length from 18 to 24 months in existing PWRs, it could severely weaken or undermine the anticipated economic value of our nuclear fuel for large PWRs.

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

Additionally, we believe our metallic fuel can be used in CANDU heavy water reactors. However, we have yet to conduct a feasibility study to confirm our fuel’s suitability for those types of reactors. As a result, we do not yet have an economic model for CANDU-type reactors and are uncertain at this time as to potential economic benefits, if any, our metallic fuel could provide in those types of reactors.

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

Our current R&D plan includes the use of research reactors made available by the U.S. government and the DOE, including but not limited to the ATR at INL. These reactors are limited in terms of technical capabilities, operating cycles, and prior reservations for similar research and development services. While the ATR may have enough space for additional flow loops where fuel rods can be irradiated, the reactor currently has only one such loop available, limiting how much fuel rod material that can be inserted into the reactor as well as its duration in the reactor. If new loops are not added to the ATR, loop irradiation testing in the ATR may not provide sufficient data to justify regulatory approval for LTA testing in a large commercial PWR in a commercially feasible timeframe. This would likely necessitate an extra fuel development step of LTR testing in a large commercial PWR in addition to the ATR loop testing before LTA testing could commence.

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

Nuclear power research and development entails significant technological risk. New designs must undergo extensive development and testing necessary for regulatory approval. Our fuel designs are still in the research and development stage and, while certain testing on our fuel technologies has been completed, further testing and experiments will be required in order to achieve commercialization. For example, our proposed metallic fuel uses a helical multi-lobe form to increase its surface area and shorten the distance for heat generated in the fuel rod to reach water, resulting in an improved ability to cool the fuel. However, this proposed shape may also result in non-uniform distribution of heat flux that may have an adverse impact on the critical heat flux and limit power uprate capabilities of our metallic fuel. Additional testing and development may result in changes to the design of our proposed metallic fuel, which could decrease its realizable benefits and impair the ability of nuclear utilities to utilize nuclear fuel incorporating our technology.

Furthermore, the fuel technology has yet to be sufficiently demonstrated in operating conditions equivalent to those found in an existing commercial reactor. Until we are able to successfully demonstrate operation of our fuel designs in commercial reactor conditions, we cannot confirm the ability of our nuclear fuel to perform as expected, including its ability to enable a power uprate, a longer operating cycle, or other anticipated performance and safety benefits. In addition, there is also a risk that suitable testing or manufacturing facilities may not be available to us on a timely basis or at a reasonable cost, which could cause development program schedule delays and/or cost overruns.

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

Existing commercial nuclear infrastructure, including conversion facilities, enrichment facilities, fabrication facilities, fuel storage facilities, fuel handling procedures, fuel operation at reactor sites, used fuel storage facilities and shipping containers, were in most cases designed and are currently licensed to handle uranium in oxide form with enrichment up to 5% of the isotope uranium-235. Our fuel designs are expected to use uranium metal with uranium enrichment levels up to 19.75% and would therefore require certain modifications to existing commercial nuclear infrastructure to enable commercial nuclear facilities to handle our fuels. Those nuclear facilities will need to complete a regulatory licensing process and obtain regulatory approvals to be able to process, handle, or ship uranium metal with enrichment levels up to 19.75% and operate commercial reactors using our metallic fuel. There is significant risk that some relevant entities within the nuclear power industry may be slow in making any required facility infrastructure modifications or obtaining required licenses or approvals to enable enrichment to 19.75%, de-conversion to metallic uranium, fabrication of metallic fuel rods and assemblies, shipment of fresh and irradiated metallic fuel assemblies, interim storage of fresh and irradiated fuel assemblies in spent fuel pools or dry cask storage facilities at reactor sites, or permanent disposal of spent metallic fuel at a high-level repository, or may not make the necessary modifications at all. There is also a risk associated with possible negative perception of uranium enrichment greater than 5% that could potentially delay or hinder regulatory approval of our nuclear fuel designs.

Our nuclear fuel designs rely on fabrication technologies that in certain material ways are different from the fabrication techniques presently utilized by existing commercial fuel fabricators. In particular, our metallic fuel rods must be produced using a co-extrusion fabrication process. Presently, most commercial nuclear fuel is produced using a pellet fabrication technology, whereby uranium dioxide is formed into small pellets which are stacked and sealed inside metallic tubes. Our co-extrusion fabrication technology involves co-extrusion of a composite solid fuel rod from a metallic matrix containing uranium and zirconium alloy. Fabrication of full-length (approximately 12 to 14 feet) PWR metallic fuel rods for large reactors and shorter length for SMRs or CANDUs has yet to be sufficiently demonstrated for our uranium-zirconium fuel. There is a risk that the fuel fabrication process utilized to date to produce our metallic fuel rods may not be feasibly adapted to the fabrication of full-length metallic fuel rods usable in commercial reactors.

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

The nuclear power industry is a highly regulated industry. All entities that operate nuclear facilities and transport nuclear materials are subject to the jurisdiction of the NRC or its counterparts around the world. Our fuel designs differ significantly in some aspects from the fuel used today by commercial nuclear power plants. These differences will likely result in more prolonged and extensive review by the NRC and its counterparts around the world that could cause fuel development program delays and delays in commercialization. Entities within the nuclear industry may be hesitant to be the first to use our nuclear fuel, which currently has no history of commercial use. Furthermore, our fuel development timeline relies on the relevant nuclear regulator to accept and approve technical information and documentation about our nuclear fuel that is generated during the fuel qualification program. There is a risk that regulators may require additional information regarding the fuel’s behavior or performance which necessitates additional, unplanned analytical and/or experimental work which could cause program schedule delays and require more research and development funding.

Successful execution of our business model is dependent upon public support for nuclear power and overcoming public opposition to nuclear energy.

Successful execution of our business model is dependent upon public support for nuclear power in the United States and other countries. Nuclear power faces strong opposition from certain competitive energy sources, individuals, and organizations. The accident that occurred at the Fukushima nuclear power plant in Japan beginning on March 11, 2011 increased public opposition to nuclear power in some countries, resulting in a slowdown in or, in some cases, a complete halt to new construction of nuclear power plants, early shut down of existing power plants, or dampening of the favorable regulatory climate needed to introduce new nuclear technologies. As a result of the Fukushima accident, some countries that were considering launching new domestic nuclear power programs have delayed or cancelled preparatory activities they were planning to undertake as part of such programs. Furthermore, nuclear fuel fabrication and the use of new nuclear fuels in reactors must be licensed by the NRC and equivalent governmental authorities around the world. In many countries, the licensing process includes public hearings in which opponents of the use of nuclear power might be able to cause the issuance of required licenses to be delayed or denied.

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

Shipping delays exist worldwide, as there is much greater demand for shipping and reduced capacity. Additionally, certain material and equipment prices are expected to remain at historically high levels in 2023 due to inflationary cost pressures and global transportation complexities. We may experience supply chain disruptions related to third-party vendors negatively impacted by the availability of qualified labor, restrictions on employees’ ability to work, facility closures, disruptions to ports and other shipping infrastructure, border closures and other travel or health-related restrictions. These disruptions may impact our supply chain and delay the development of our nuclear fuel technology, which could negatively impact our financial results and our ability to execute timely on our R&D strategy, should they persist.

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

Our success depends, in significant part, upon our senior management, including Seth Grae, our Chief Executive Officer, Andrey Mushakov, our Executive Vice President - Nuclear Operations, and Larry Goldman, our Chief Financial Officer. Mr. Grae’s and Dr. Mushakov’s knowledge of the nuclear power industry, their networks of key contacts within that industry and in governments and, in particular, their expertise in the potential markets for our technologies, are critical to the implementation of our business strategy. Mr. Grae, Dr. Mushakov, and Mr. Goldman are likely to be significant factors in our future growth and success. Our success also depends on our ability to attract, motivate, develop, and retain a sufficient number of other highly skilled personnel, including consultants, managers, and nuclear engineers. Competition for employees and consultants in the nuclear industry is intense, partially as a result of a recent resurgence in the nuclear industry after decades of relative decline, and we may not be successful in attracting and retaining such personnel. For example, a senior nuclear engineer recently resigned from the Company and became a consultant to the Company. The Company may be unsuccessful in finding a replacement for this senior nuclear engineer on comparable terms. In addition, while we intend to partner with other entities in developing and commercializing our nuclear fuel technology, such other entities may also have difficulty in attracting and retaining nuclear engineers and other personnel and may not have adequate resources to dedicate to our joint projects.

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

Other companies may develop new nuclear fuel designs that can be used in the same types of reactors as those that we target. These nuclear fuel designs include, but are not limited to, the ATFs currently being developed and tested by several U.S. and international nuclear fuel suppliers, some with the support of the DOE, which could undermine our nuclear fuel’s economic value proposition if ATFs are proven to extend the operating cycle length from 18 to 24 months. Some of these companies have existing long-term commercial contracts with nuclear power utilities that we do not have. If another company were to successfully develop a new nuclear fuel that competes with our nuclear fuel design technology, opportunities to commercialize our technology would be limited, and our business would suffer.

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

We also rely on trade secrets to protect some of our technology, especially where it is believed that patent protection is undesirable for the Company or unobtainable. We generally require our employees, consultants, advisors, and collaborators to execute appropriate agreements with us regarding the safeguarding of confidential information. If any of these agreements are violated, or if any of our employees, consultants, advisors or collaborators unintentionally or willfully disclose our proprietary information to competitors, we may not be able to fully perfect our rights to the technologies in question, and in some instances, we may not have an appropriate remedy available for the damages that we may incur as a result of any such violation. Enforcement of claims that a third party has illegally obtained and is using trade secrets is expensive, time consuming and uncertain. In addition, courts outside the U.S. are sometimes less willing than U.S. courts to protect trade secrets. If our competitors independently develop equivalent knowledge, methods, and know-how, we would not be able to assert our trade secrets against them and our business could be harmed.

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

Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 and concluded that we did not maintain effective internal control over financial reporting. Specifically, management identified a material weakness relating to recording accounts payable invoices.

See Part II. Item 9A, Controls and Procedures, below for additional information about the material weakness.

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

Our amended and restated certificate of incorporation authorizes the Company to issue up to 25,000,000 shares of common stock and up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may seek to expand the number of authorized common shares, and issue shares of common stock or securities convertible into our common stock from time to time in connection with a financing, acquisition, investment, our stock incentive plans or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

Our ability to utilize our net operating loss carryforwards to offset future taxable income will be limited.

Our ability to fully utilize our existing net operating losses (NOLs) generated after the tax year 2017 will be limited and the use of our NOLs generated prior to the 2018 tax year are severely limited, due to ownership changes in prior years as defined under Section 382 of the Internal Revenue Code. An “ownership change” is generally defined as a greater than 50% change in equity ownership by value over a rolling three-year period. Future NOLs generated will be limited if (i) we undergo an “ownership change” as described under Section 382, (ii) we do not reach profitability or are only marginally profitable, or (iii) there are changes in U.S. government laws and regulations. We did not perform a complete Section 382 study to determine the limitation on prior year NOLs, due to the long timeline for developing our nuclear fuel to commercialization to generate taxable income. Further, based on the results of our phase I Section 382 study, it’s likely our NOLs generated prior to the 2018 tax year will expire unused given the 20-year carry forward period for these NOLs. Future ownership changes, some of which may be beyond our control, as well as differences and fluctuations in the value of our equity securities may adversely affect our ability to utilize our current and future NOLs and could reduce our flexibility to raise capital in future equity financings or other transactions, or we may decide to pursue transactions even if they would result in an ownership change and impair our ability to use our NOLs. We also may decide to pursue transactions even if they would result in an ownership change and impair our ability to use our NOLs. In addition, any changes to tax rules and regulations or the interpretation of tax rules and regulations could negatively impact our ability to recognize any potential benefits from our NOLs or net unrealized built-in losses.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our office space is located at 11710 Plaza America Drive, Suite 2000 Reston, VA 20190 USA. The term of the lease extends through December 31, 2023. We are obligated to pay approximately $8,000 per month for office rent. This space is used by our executives, employees, and contractors for administrative purposes, consulting work, and research and development activities.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. To its knowledge, the Company does not have any current pending legal issues or proceedings. For a description of legal proceedings that were resolved by the Company, see the information set under Litigation in Note 5. Commitments and Contingencies of the Notes to our Consolidated Financial Statements in Part II. Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the Nasdaq Capital Market under the symbol “LTBR”.

Holders

As of March 2, 2023, our common stock was held by approximately 53 stockholders of record, including Cede & Co., the nominee for the Depository Trust & Clearing Corporation, and consequently that number does not include beneficial owners of our common stock who hold their stock in “street name” through their brokers.

Dividends

We have never paid dividends. While any future dividends will be determined by our board of directors after consideration of the earnings and financial condition of the Company and other relevant factors, it is currently expected that available cash resources will be utilized in connection with our ongoing operations for the foreseeable future.

Transfer Agent

Our transfer agent and registrar for our common stock is Computershare Trust Company, 6200 S. Quebec Street, Greenwood Village, CO 80111. Its telephone number is 800-962-4284 and facsimile is 303-262-0604.

Recent Sales of Unregistered Securities

None.

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

This MD&A consists of the following sections:

•	Overview of Our Business and Recent Developments – a general overview of our business and updates;

•	Critical Accounting Policies and Estimates – a discussion of accounting policies that require critical judgments and estimates;

•	Operations Review – an analysis of our consolidated results of operations for the periods presented in our consolidated financial statements; and

•	Liquidity, Capital Resources, and Financial Position – an analysis of our cash flows, and an overview of our financial position.

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

Overview of Our Business and Recent Developments

Our Business

Our Company’s goal is to impact in a meaningful way the world’s climate and energy problems. We are developing and plan to commercialize innovative, proprietary nuclear fuel designs, which we expect will significantly enhance the nuclear power industry’s economics due to higher power output and longer fuel cycles, and we also expect the fuel will provide improved safety margins. We are an early-stage technology company in the product development phase and are pre-revenue. Our ongoing operations are currently being financed primarily by raising new equity capital.

Recent Developments

In the second half of 2022, we entered into agreements with Idaho National Laboratory (INL), in collaboration with the United States Department of Energy (DOE) to support the development of Lightbridge Fuel™. The framework agreements use an innovative structure and consist of an “umbrella” Strategic Partnership Project Agreement (SPP) and an “umbrella” Cooperative Research and Development Agreement (CRADA), each with Battelle Energy Alliance, LLC (BEA), the DOE’s operating contractor for INL, with an initial duration of seven years. We anticipate that the initial phase of work under the two agreements that has been released will culminate in irradiation testing in the Advanced Test Reactor (ATR) of our fuel material coupons, using enriched uranium supplied by the DOE. The initial phase of work aims to generate irradiation performance data for Lightbridge’s delta-phase uranium-zirconium alloy relating to various thermophysical properties. The data will support fuel performance modeling and regulatory licensing efforts for the commercial deployment of Lightbridge Fuel™. We anticipate that subsequent phases of work under the two umbrella agreements that have not yet been released will include post-irradiation examination of the irradiated fuel material coupons, loop radiation testing in the ATR, and post-irradiation examination of one or more uranium-zirconium fuel rodlets, as well as transient experiments at Transient Reactor Test Facility (TREAT) at INL.

The DOE’s Office of Nuclear Energy has established the Gateway for Accelerated Innovation in Nuclear (GAIN) program to provide the nuclear community with access to the technical, regulatory, and financial support necessary to expedite moving new or advanced nuclear technologies toward commercialization, while ensuring the continued safe, reliable, and economic operation of the existing nuclear reactor fleet.

We were awarded our first GAIN voucher in 2019 for the experiment design for irradiation of fuel material coupons of Lightbridge metallic fuel in the ATR at INL. On April 22, 2020, we entered into a CRADA with BEA, the DOE’s operating contractor at INL. The project commenced in the second quarter of 2020 and was originally expected to be completed in the second quarter of 2021. However, because of project staffing issues at INL related to the laboratory’s COVID-19 restrictions and U.S. export control matters, the project was completed during the third quarter of 2021. The total project amount recorded as contributed services – research and development was approximately $0.5 million. This experiment design forms the basis of our current and future efforts with the INL.

The DOE awarded us a second voucher from the GAIN program to support development of Lightbridge Fuel™ in collaboration with Pacific Northwest National Laboratory (PNNL) on March 25, 2021. The scope of the project is to demonstrate Lightbridge’s nuclear fuel casting process using depleted uranium, a key step in the manufacture of Lightbridge Fuel™. On July 14, 2021, the Company executed a CRADA with the Battelle Memorial Institute, Pacific Northwest Division, the operating contractor of the PNNL, in collaboration with the DOE. The project commenced in the third quarter of 2021. In December 2022, PNNL completed a contract extension with the Company for one month to complete the final report related to this PNNL GAIN voucher. The period of performance was extended to January 31, 2023. The work under this contract was completed in 2022, and a final report was issued by PNNL on January 31, 2023. The total project value was $0.7 million, with three-quarters of this amount provided by the DOE for the scope performed by PNNL. Under this GAIN voucher, we worked with PNNL to develop a reliable and repeatable casting process utilizing its existing equipment. As part of the scope, several castings were performed and the cast ingots analyzed. In an iterative process, the casting methodology was modified based on the characterization results as part of process demonstration to achieve acceptable results with PNNL’s existing equipment. The results of this work will help to inform a final process suitable to produce fuel material coupons for our upcoming irradiation tests.

In June 2022, Lightbridge Fuel™ was selected to participate in a study led by the Massachusetts Institute of Technology (MIT to investigate the performance and economics of accident tolerant fuels for light water cooled small modular reactors (SMRs). Among other objectives, the project will simulate the fuel and safety performance of Lightbridge Fuel™ in an SMR designed by NuScale Power and provide a scoping analysis of longer-term advanced fuel forms to improve the safety and economics of SMRs. The DOE’s Nuclear Energy University Program awarded $800,000 to MIT with the goal of bringing collaborative teams together to solve complex problems to advance nuclear technology and understanding.

We have incurred net losses and negative cash flows from operations and expect this to continue for the foreseeable future. In 2023, we will continue to evaluate spending with the overall goal of commercializing our nuclear fuel with the lowest research and development (R&D) cost, in order to maximize our shareholders’ value. Our only source of funding in 2022 and 2021 was our at-the-market (ATM) financing arrangement with Stifel, Nicolaus & Company. Although we expect this ATM facility to continue to be a significant source of working capital for the Company in 2023, there is no assurance that an ATM financing arrangement will be available to us in the future (see liquidity outlook section below). Please also see Note 8. Stockholders’ Equity and Stock-Based Compensation of the Notes to the Consolidated Financial Statements included in Part II. Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for information regarding our ATM and prior financings.

Fuel Development Strategy

We believe our metallic fuel can be used in different types of water-cooled commercial power reactors, such as pressurized water reactors (PWRs), boiling-water reactors (BWRs), Russian-designed water-cooled, water-moderated energetic reactors (VVERs), CANDUs, water-cooled SMRs, and water-cooled research reactors.

We have obtained patent validation in key countries (in our judgement) and will continue to seek patent validation in countries that either currently operate or are expected to build and operate a large number of nuclear power reactors compatible with our fuel technology.

Below is a brief description of each key fuel development step leading up to a lead test assembly (LTA) operation in a commercial reactor.

a. Fuel Fabrication

In the short to medium term, we expect the development of the fabrication processes for Lightbridge Fuel™ to be performed utilizing existing facilities and equipment within the DOE national laboratory complex and other facilities. Discussions are currently ongoing with the INL and PNNL to perform process development activities and establish the capability to manufacture development quantities of fuel rods for irradiation testing.

Fabrication of LTAs will require a dedicated pilot-scale fuel fabrication facility. We estimate the major scopes of work to establish a manufacturing capability for LTAs would take 5-8 years to complete. Expanding that pilot-scale fuel fabrication facility from LTA capability to batch reload quantities would require a substantial additional capital investment in the manufacturing facility and equipment. These estimates assume sufficient funding availability and that the project receives prioritization by the DOE and US Nuclear Regulatory Commission (NRC).

b. Nuclear Material/Coupon Sample Irradiation Test

Lightbridge’s irradiation testing program includes coupon irradiation of material samples of its uranium-zirconium fuel alloy which will allow characterization of the underlying thermophysical behavior of the fuel alloy. This project is currently underway, and we expect insertion of fuel material coupons in the ATR in 2025 and completion of irradiation testing to full burnup and post-irradiation examination of the fuel material coupons in approximately four years thereafter. The data obtained from this program will be a fundamental component of Lightbridge’s accelerated fuel qualification approach described below as it will be used to inform and develop the physics-based models and simulations of the fuel rod behaviors.

c. Loop Irradiation Testing

The purpose of the loop irradiation testing of Lightbridge’s metallic fuel rod is to demonstrate the performance and behavior of the fuel rod under prototypic commercial reactor operating conditions typical of PWRs at a power level and burnup accumulation higher than the fuel would experience in normal operation in a commercial power plant. This will provide a physical demonstration of the capabilities of the fuel rod in order to ensure reactor safety. Such testing is expected to provide information of sufficient detail to validate the performance of individual fuel rods such that their behavior in normal operating conditions of a regulated nuclear power plant would be sufficiently well understood to request a license amendment from the NRC for operation of a lead test assembly.

We expect execution of such a loop irradiation test to be performed in the ATR at INL. The ATR currently has limited irradiation loop test facilities and the performance of the above-mentioned test for Lightbridge Fuel™ may require installation of a new test loop with increased heat removal capability to enable the desired test conditions.

We expect the performance of the irradiation test to take three years of in-reactor time plus an additional one year for post-irradiation examination (PIE), wherein analysis of the fuel rod performance and behavior is performed, from the time when the additional test loop becomes available.

d. Preparation for Lead Test Assembly Operation

Insertion of an LTA with Lightbridge’s fuel rods in a nuclear power plant requires the power plant owner to obtain approval from the NRC based on a safety evaluation and justification that the LTA will not be detrimental to the plant’s licensed operations. This justification must address numerous technical areas (e.g. neutronics design, mechanical design, thermal hydraulic design, materials science, reactor operations, etc.) and include considerations of the performance of the LTA itself as well as its interaction with other fuel assemblies in the reactor core which may be impacted by the presence of the LTA. The safety evaluation must result in confirmation that the plant’s ability to ensure plant worker and public safety is not compromised due to the operation of the LTA. This safety justification will require cooperation between Lightbridge, the fuel manufacturer, and the power plant owner.

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

In order to shorten the timeframe for fuel qualification, advanced nuclear fuel developers are now taking an approach that leverages significant improvements in computational capability in a methodology referred to as Accelerated Fuel Qualification (AFQ). The AFQ approach combines physics-informed modeling and simulation coupled with targeted physical testing such that the overall fuel qualification effort is reduced in terms of cost and time, with a goal of fuel qualification taking approximately 15 years. Lightbridge intends to leverage the AFQ methodologies to qualify its advanced fuels.

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

Along with the irradiation testing and computer simulations, some physical testing of the fuel assembly design will be required. Lightbridge anticipates that such ‘out-of-pile’ testing to justify the LTA performance will take approximately four years.

We expect that the LTA design effort, development of computer modeling and simulation capabilities, and performance of the LTA safety justification will take 8 years. The NRC review and approval of the license amendment for LTA insertion is expected to require two years after the license amendment is submitted.

Based on these activities and time estimates, Lightbridge expects to have LTAs of its fuel ready for insertion in a commercial reactor in the 2030s.

The above fuel development strategy is based on the following key assumptions:

•	funding requirements are met with U.S. government providing most of the necessary fuel development costs;

•	time estimates for irradiation loop design and construction at ATR can be achieved by the national laboratory complex;

•	partnership with nuclear power plant and fuel manufacturer for LTA demonstration purposes is achieved in a timely manner and does not delay the assumed start of work;

•	accelerated fuel qualification methodology developed for Lightbridge Fuel™ is accepted by the NRC as sufficient for the safety justification of the LTAs;

•	execution of out-of-reactor fuel development activities can be performed in parallel with LTA design;

•	facilities and personnel for completion of the fuel development work are available when necessary and do not delay the execution of our research and development activities;

•	by implementation of accelerated burn-up techniques, the irradiation loop at ATR is capable of 50% reduction in irradiation time compared to operating commercial reactor fuel cycle; and

•	the pilot-scale fuel fabrication facility will be capable of manufacturing LTA quantities of metallic fuel rods to the desired rod length and specification.

Operations Review

Consolidated Results of Operations

The following table presents our operating results as a percentage of revenues for the years indicated (rounded to millions):

	Years Ended		Increase	Increase
	December 31,		(Decrease)	(Decrease)
	2022	2021	Change $	Change %
Operating Expenses
General and administrative	$7.5	$7.1	$0.4	6%
Research and development	$0.7	$1.4	$(0.7)	(50)%
Total Operating Expenses	$8.2	$8.5	$(0.3)	(4)%

Other Operating Income
Distribution from joint venture	$—	$0.1	$(0.1)	(100)%
Contributed services – research and development	$0.4	$0.5	$(0.1)	(20)%
Total Other Operating Income	$0.4	$0.6	$(0.2)	(33)%

Total Operating Loss	$(7.8)	$(7.9)	$(0.1)	(1)%
Other Income	$0.3	$0.1	$0.2	200%
Net loss before Income Taxes	$(7.5)	$(7.8)	$(0.3)	(4)%
Net Loss	$(7.5)	$(7.8)	$(0.3)	(4)%

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

Total general and administrative expenses increased by $0.4 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021. This increase was primarily due an increase in directors’ fees of $0.2 million due to the increase of the number of board members, an increase in dues and subscriptions of $0.1 million, increase in patent expenses of $0.2 million and an increase in insurance expense, promotion, and travel expenses of $0.3 million. These increases were offset by a decrease in professional fees of $0.4 million relating to fees incurred in connection with the arbitration matter that was settled in 2021, that were not repeated during the year ended December 31, 2022.

Total stock-based compensation included in general and administrative expenses was $0.8 million for the years ended December 31, 2022 and 2021.

Research and Development

Research and development expenses consist primarily of compensation and related fringe benefits including stock-based compensation and related allocable overhead costs for the research and development of our fuel and contributed services - research and development for the R&D work performed under the GAIN vouchers.

Total R&D expenses decreased by $0.7 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021. This decrease was primarily due to a decrease in outside R&D expenses of $0.3 million, a decrease in allocated employee compensation and employee benefits of $0.1 million and a decrease in other research and development expenses of $0.3 million.

We currently expect to invest a total of approximately $6.5 million in the research and development of our nuclear fuel over the next 12 to 15 months.

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

Other Operating Income

Total other operating income decreased $0.2 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021. There was a decrease of $0.1 million in the distribution from joint venture due to the final cash distribution from the dissolved Enfission joint venture that occurred in 2021. There was contributed services - research and development from the GAIN program of $0.4 million and $0.5 million for the years ended December 31, 2022 and 2021, respectively, with a charge to R&D expenses and a corresponding amount recorded to contributed services - research and development.

Other Income

There was an increase in other income of $0.2 million due to an increase in interest income generated from the interest earned from the purchase of treasury bills and from our bank savings account for the year ended December 31, 2022, as compared to the year ended December 31, 2021.

Provision for Income Taxes

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating loss (NOL) carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company has evaluated the impact of the CARES Act and does not expect that the NOL carryback provision of the CARES Act will result in a material cash benefit. We incurred a pre-tax net loss for both 2022 and 2021. We reviewed all sources of income for purposes of recognizing the deferred tax assets and concluded a full valuation allowance for 2022 and 2021 was necessary. Therefore, we did not have a provision for taxes for both years ended December 31, 2022 and 2021. Prior period ownership changes, coupled with the Company’s projections of taxable income for the foreseeable future, will substantially limit any future benefit to be derived from our NOLs.

See Note 7. Income Taxes of the Notes to our Consolidated Financial Statements included in Part II. Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for information regarding our income taxes and the limitations on the utilization and amount of our net operating loss carry-forwards.

Liquidity, Capital Resources and Financial Position

Liquidity Outlook

We measure liquidity in terms of our ability to fund the cash requirements of our R&D activities and our general and administrative expenses, including our contractual obligations and other commitments. We believe that based on our current level of operating expenses and currently available cash resources, we will have sufficient funds available to cover our business activities and operating cash needs for the next 12 months. Our long-term cash requirements are currently projected to be an average of $10 million of outside R&D expenditures per year over the next 10-15 years. These long- term cash requirements for future planned operations to develop and commercialize our nuclear fuel, including any additional expenditures that may result from unexpected developments, will require us to receive government support in the future.

At December 31, 2022, we had cash and cash equivalents of $28.9 million, as compared to $24.7 million at December 31, 2021, an increase of $4.2 million. We raised $11.0 million from the sale of approximately 1.9 million shares of common stock during the year ended December 31, 2022. Our net cash used in operating activities for the year ended December 31, 2022 was $6.7 million and our cash flow projections indicate that we will have continued negative cash flows for the foreseeable future. We are not profitable, and we cannot provide any assurance that we will become profitable in the future. We will continue to incur losses because we are in the early development stage of commercializing our nuclear fuel.

We have approximately $28 million of working capital as of the date of this filing. We currently project a negative cash flow from our operations for both our general and administrative and R&D expenses, for total expected expenditures of $13.1 million to $15.7 million for the next 12 to 15 months, respectively. Our R&D expenses are expected to increase over the next 12-15 months. Our cash balance at December 31, 2022 and as of the date of this filing exceeds our anticipated cash requirements for the next 12 months. There are inherent uncertainties in forecasting the future required R&D or other expenditures in the future. Once other anticipated agreements are finalized or other future R&D agreements are entered into and the future R&D costs are known, we expect to forecast a significantly higher level of future required R&D expenses and higher negative monthly cash flows from operations in the future.

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

The primary source of cash available to us for the next 12 months, in addition to cash and cash equivalents on hand, is the potential funding from equity issuances from ATM equity offering sales agreement, as amended, with Stifel, Nicolaus & Company, Incorporated. The Company has an effective shelf registration statement on Form S-3 that was filed with the Securities and Exchange Commission, or SEC, on March 25, 2021, registering the sale of up to $75 million of the Company’s securities and declared effective on April 5, 2021. We may be limited on the amount of funding available under this Form S-3 shelf registration statement in the future. We filed a prospectus supplement dated April 9, 2021 with the SEC pursuant to which we offered and sold shares of common stock having an aggregate offering price of $9.0 million through the ATM. We filed a second prospectus supplement, dated November 19, 2021, with the SEC pursuant to which we offered and sold shares of common stock having an aggregate offering price of up to $20.0 million, through the ATM. We filed another prospectus supplement, dated November 9, 2022, with the SEC pursuant to which we may offer and sell shares of common stock having an aggregate offering price of up to $20.0 million from time to time, through the ATM. Under current SEC regulations, if at any time our public float is less than $75.0 million, and for so long as our public float remains less than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float, which is referred to as the baby shelf rules. As of the date of this filing, our calculated public float is below $75.0 million and we will be subject to the baby shelf rules for any offerings conducted on our current shelf registration statement.

We have no debt or lines of credit and we have financed our operations to date through the sale of our preferred stock and common stock. Management believes that public or private equity investments may be available in the future, however adverse market conditions, in our common stock price and trading volume, as well as other factors could substantially impair our ability to raise capital in the future and continue developing our nuclear fuel.

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

In support of our long-term business with respect to our fuel technology business, we endeavor to create strategic alliances with other parties to support the remaining R&D activities that is required to further enhance and complete the development of our fuel products to a commercial stage. We may be unable to form such strategic alliances on terms acceptable to us or at all.

See Note 8. Stockholders’ Equity and Stock-Based Compensation of the Notes to the Consolidated Financial Statements included in Part II. Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for information regarding our prior financings.

The following table provides detailed information about our net cash flows for the years ended December 31, 2022 and 2021:

Cash Flow

	Year Ended
	December 31,
	2022	2021
	(rounded in millions)
Net cash used in operating activities	$(6.7)	$(11.0)
Net cash used in investing activities	$—	$—
Net cash provided by financing activities	$10.9	$14.2
Net cash inflow	$4.2	$3.2

Operating Activities

Cash used in operating activities decreased by $4.3 million in 2022 as compared to 2021. This decrease was primarily due to an arbitration settlement payment of $4.2 million in 2021, and a decrease of $0.1 million in reported net loss, adjusted for non-cash charges such as stock-based compensation and changes in operating assets and liabilities.

In 2022 operating cash flows reflect our net loss of $7.5 million, adjusted for non-cash charges totaling $0.9 million (consisting of non-cash adjustments for stock-based compensation of $0.8 million and common stock issued to directors of $0.1 million) and a net increase in our operating assets and liabilities of $0.1 million. Decreases in operating cash flows due to the net increase in operating assets and liabilities include an increase in prepaid project costs of $0.3 million offset by a net increase in accounts payable and accrued expenses of $0.2 million.

Investing Activities

Net cash used in our investing activities was insignificant for the years ended December 31, 2022 and 2021.

Financing Activities

Cash provided by financing activities decreased by $3.3 million. This decrease was due to a decrease in cash provided by our ATM facility of $3.8 million, a decrease in cash provided by the exercise of stock options of $0.2 million, offset by decrease in net share settlement of equity awards for the payment of withholding taxes of $0.7 million.

Cash provided by our ATM facility was $11.0 million (sale of approximately 1.9 million common shares) and $14.8 million (sale of approximately 2.0 million common shares) for the years 2022 and 2021, respectively. Cash used during years 2022 and 2021 relating to the payment of withholding taxes on the net share settlement of equity awards was $0.1 million and $0.8 million, respectively.

Contractual Obligations and Commitments

On December 9, 2022, we entered into initial project task statements with BEA, the operating contractor of INL, in collaboration with the DOE, which releases set forth the initial scopes of work and funding commitments under the umbrella agreements, each dated September 27, 2022, between the Company and BEA. At December 31, 2022, we had approximately $3.4 million in outstanding project task statement obligations to BEA relating to the research and development being conducted under the SPP and CRADA at INL.

Critical Accounting Policies and Estimates

Patent Costs

Patent filing fees with patent granting agencies and legal fees directly relating to those filings, incurred to file patent applications are expensed as the Company believes that there is not a high likelihood that there will be a future economic benefit associated with the patents, due to the uncertainties in the current fuel development timelines and the patents being commercialized.

Contributed Services - Research and Development

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

The Company has adopted Accounting Standards Update 2020-07 which amends Subtopic 958-605 which further clarifies the presentation and disclosure about contributions.

Subtopic 958-605 requires that nonfinancial assets, which includes services, such as the research and development services provided under the GAIN vouchers described in Note 6. Research and Development Costs, should be shown on a gross method at the fair value of the services contributed, with the contributed services - research and development shown as other operating income and the related costs as a charge to research and development expense, rather than depicting the contributed services - research and development as a reduction of research and development expense. The fair value of contributed services was determined by the cost of professional time and materials which were charged by the subcontractor who fulfilled the services contributed under the grant award.

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

Research and Development Costs

Research and development expenses are expensed when incurred. Research and development expenses consist primarily of wages and related payroll benefits, non-cash stock-based compensation, materials, testing, consulting and other outside research and development services, related to the development of the Company’s nuclear fuel.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited consolidated financial statements as of and for the years ended December 31, 2022 and 2021 begins on page 41 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022 (as such term is defined in Rule 13a-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based upon this evaluation, our management concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective due to the material weakness described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, utilizing the criteria in the Committee of Sponsoring Organizations of the Treadway Commission’s Internal Control-Integrated Framework (2013). Based on its assessment, our management determined that, as of December 31, 2022, the Company’s internal control over financial reporting was not effective due to the material weakness described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. In management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2022, management determined that there were control deficiencies concerning the accounting procedures that support the financial reporting process related to recording accounts payable invoices that were received and approved for payment, and such control deficiencies aggregated to a material weakness.

Remediation Plan

The Company’s management, with the oversight of the Audit Committee, has evaluated the material weakness described above and designed a remediation plan to address this material weakness. The Company intends to remediate the material weakness by (i) implementing multiple reviews of the accounting mailbox where accounts payable invoices are received from vendors, which the multiple reviews of the accounting mailbox was first established in 2022 before the identification of the control deficiency (ii) multiple reviews of the weekly accounts payable schedules and activity reports from the Company’s accounting system, and (iii) contacting vendors on a quarterly basis regarding outstanding invoices. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively.

Changes in Internal Control Over Financial Reporting

Except as noted above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

ITEM 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by Item 10 of Part III will be included in our Proxy Statement relating to the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by Item 11 of Part III will be included in our Proxy Statement relating to the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholders

Information required by Item 12 of Part III will be included in our Proxy Statement relating to the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by Item 13 of Part III will be included in our Proxy Statement relating to the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by Item 14 of Part III will be included in our Proxy Statement relating to the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report.

(1)	The following financial statements of Lightbridge Corporation, supplemental information and report of independent registered public accounting firm are included in this Form 10-K:

•	Consolidated Balance Sheets at December 31, 2022 and 2021

•	Consolidated Statements of Operations for the Years Ended December 31, 2022 and 2021

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2022 and 2021

•	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2022 and 2021

•	Notes to Consolidated Financial Statements

•

Report of BDO USA, LLP dated March 30, 2023 on the Company’s financial statements filed as a part hereof for the fiscal years ended December 31, 2022 and 2021. The independent registered public accounting firm’s consent with respect to this report appears in Exhibit 23 of this Annual Report on Form 10-K.

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

3.1*	Articles of Incorporation of the Company, as amended through October 27, 2022.

3.2	Amended and Restated Bylaws of the Company as amended through November 4, 2021 (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed by the Company on November 8, 2021).

4.2	Description of Securities (incorporated by reference to Exhibit 4.2 to the Form 10-K filed by the Company on March 31, 2022).

4.3	Specimen Certificate for Company’s Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-3 filed on April 1, 2013, File No. 333-187659).

10.1**	Lightbridge Corporation 2006 Stock Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on February 21, 2006).

10.2**	Lightbridge Corporation 2015 Equity Incentive Plan, as amended (incorporated by reference to Appendix A to the definitive proxy statement filed on March 29, 2018, File No. 001-34487).

37

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

10.6**	Amended Lightbridge Corporation 2020 Omnibus Incentive Plan (incorporated by reference to Appendix B to the definitive proxy statement filed on August 31, 2022).

10.7**	Form of Non-Statutory Stock Option Agreement for Employees under the 2020 Omnibus Incentive Plan. (incorporated by reference to Exhibit 10.12 to the Form 10-K filed by the Company on March 25, 2021).

10.8**	Form of Restricted Stock Unit Award Agreement for Employees under the 2020 Omnibus Incentive Plan. (incorporated by reference to Exhibit 10.13 to the Form 10-K filed by the Company on March 25, 2021).

10.9**

Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the 2020 Omnibus Incentive Plan. (incorporated by reference to Exhibit 10.14 to the Form 10-K filed by the Company on March 25, 2021).

10.10**	Employment Agreement, dated August 8, 2018, between the Company and Seth Grae (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by the Company on August 9, 2018).

10.11**	Employment Agreement, dated August 8, 2018, between the Company and Andrey Mushakov (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by the Company on August 9, 2018).

10.12**	Employment Agreement, dated August 8, 2018, between the Company and Larry Goldman (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed by the Company on August 9, 2018).

10.13**	Form of Indemnification Agreement (August 2018) (incorporated by reference to Exhibit 10.5 to the Form 10-Q filed by the Company on August 9, 2018).

10.14**	Form of Restricted Stock Award Agreement under the 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.14 to the Form 10-K filed by the Company on March 31, 2022).

10.15*▲	Strategic Partnership Project Agreement, dated September 27, 2022, between the Company and Battelle Energy Alliance, LLC.

10.16*▲	Project Task Statement under the Strategic Partnership Project Agreement, dated December 9, 2022, between the Company and Battelle Energy Alliance, LLC.

10.17*▲	Cooperative Research and Development Agreement, dated September 27, 2022, between the Company and Battelle Energy Alliance, LLC.

10.18*▲	Project Task Statement under the Cooperative Research and Development Agreement, dated December 9, 2022, between the Company and Battelle Energy Alliance, LLC.

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Form 10-K filed by the Company on March 15, 2016).

23.1*	Consent of BDO USA, LLP.

24.1*	Power of Attorney (Included on the signature page hereto).

31.1*	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer and Principal Accounting Officer.

32*	Section 1350 Certifications.

101

The following materials from Lightbridge Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) Consolidated Statement of Operations; (iii) Consolidated Statement of Cash Flows; (iv) Consolidated Statement of Changes in Stockholders’ Equity; and (v) Notes to Consolidated Financial Statements

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

▲ Certain portions of this Exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of this Exhibit to the SEC upon request.

Item 16. Form 10-K Summary

None.

LIGHTBRIDGE CORPORATION

DECEMBER 31, 2022 and 2021

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Lightbridge Corporation

Reston, Virginia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lightbridge Corporation (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Classification of Research and Development Expenses

As described in Note 1 to the consolidated financial statements, the Company records research and development expenses as incurred, which consists of wages and related payroll benefits, non-cash stock-based compensation, materials, testing, consulting and other outside research and development services, related to the development of the Company’s nuclear fuel technology. During the year ended December 31, 2022, the Company incurred approximately $0.7 million of research and development expenses.

We identified the classification of research and development expenses as a critical audit matter. The principal consideration for our determination is the Company’s methodology for classifying various operating expenses as research and development expenses. Auditing this classification was especially challenging given the significant audit effort and the extent of audit evidence required.

The primary procedures we performed to address this critical audit matter included:

•	Testing a sample of research and development expenses.

•	Performing inquiries of the project manager to determine the nature of expenses.

•

Testing management’s allocation of wages, payroll benefits, and non-cash stock-based compensation by (i) recalculating the percentage of wages, payroll benefits and non-cash stock-based compensation allocated to research and development expenses, (ii) testing the completeness and accuracy of data used in determining the allocation.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2015.

Philadelphia, Pennsylvania

March 30, 2023

LIGHTBRIDGE CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$28,899,997	$24,747,613
Prepaid expenses and other current assets	115,264	113,452
Total Current Assets	29,015,261	24,861,065
Other Assets
Prepaid project costs	345,000	—
Trademarks	108,225	101,583
Total Assets	$29,468,486	$24,962,648

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$350,331	$171,521
Total Current Liabilities	350,331	171,521

Commitments and contingencies - Note 5

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 authorized shares, 0 shares issued and outstanding at December 31, 2022 and 2021	—	—
Common stock, $0.001 par value, 25,000,000 authorized, 11,900,217 shares and 9,759,223 shares issued and outstanding at December 31, 2022 and 2021, respectively	11,900	9,759
Additional paid-in capital	173,595,385	161,772,641
Accumulated deficit	(144,489,130)	(136,991,273)
Total Stockholders’ Equity	29,118,155	24,791,127
Total Liabilities and Stockholders’ Equity	$29,468,486	$24,962,648

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTBRIDGE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2022	2021
Revenue	$—	$—

Operating Expenses
General and administrative	7,490,086	7,158,558
Research and development	669,818	1,366,496
Total Operating Expenses	8,159,904	8,525,054

Other Operating Income
Distribution from joint venture	—	119,641
Contributed services - research and development	372,612	527,927
Total Other Operating Income	372,612	647,568

Total Operating Loss	$(7,787,292)	$(7,877,486)

Other Income
Interest income	289,435	8,127
Foreign currency transaction gain	—	33,694
Total Other Income	289,435	41,821

Net Loss Before Income Taxes	(7,497,857)	(7,835,665)
Income taxes	—	—
Net Loss	$(7,497,857)	$(7,835,665)

Accumulated Preferred Stock Dividend	—	(477,991)
Additional deemed dividend on preferred stock due to the beneficial conversion feature	—	(213,720)
Deemed dividend upon induced conversions of Series A and Series B Preferred Stock to common stock	—	(3,509,328)
Net Loss Attributable to Common Shareholders	$(7,497,857)	$(12,036,704)

Net Loss Per Common Share
Basic and diluted	$(0.69)	$(1.71)
Weighted Average Number of Common Shares Outstanding	10,834,574	7,035,510

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTBRIDGE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2022	2021
Operating Activities
Net Loss	$(7,497,857)	$(7,835,665)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Common stock issued for services	45,000	254,994
Stock-based compensation	842,704	826,493

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,812)	59,008
Prepaid project costs	(345,000)	—
Accounts payable and accrued liabilities	193,810	(140,919)
Accrued legal settlement costs	—	(4,200,000)
Net Cash Used in Operating Activities	(6,763,155)	(11,036,089)

Investing Activities
Trademarks	(6,642)	(16,021)
Net Cash Used in Investing Activities	(6,642)	(16,021)

Financing Activities
Net proceeds from the issuances of common stock	11,026,785	14,821,354
Net proceeds from the exercise of stock options	—	270,857
Payments for taxes related to net share settlement of equity awards	(104,604)	(824,153)
Net Cash Provided by Financing Activities	10,922,181	14,268,058

Net Increase in Cash and Cash Equivalents	4,152,384	3,215,948

Cash and Cash Equivalents, Beginning of Year	24,747,613	21,531,665

Cash and Cash Equivalents, End of Year	$28,899,997	$24,747,613

Supplemental Disclosure of Cash Flow Information
Cash paid during the year:
Interest paid	$—	$—
Income taxes paid	$—	$—
Non-Cash Financing Activities:
Accumulated preferred stock dividend	$—	$691,711
Exchanges of preferred stock Series A and B to common stock	$—	$3,366
Payment of accrued liabilities with common stock	$15,000	$69,690

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTBRIDGE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

			Additional
	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2022	9,759,223	$9,759	$161,772,641	$(136,991,273)	$24,791,127

Shares issued, net of share settlement for withholding taxes paid upon vesting of restricted stock awards	268,796	269	(104,873)	—	(104,604)
Shares issued - registered offerings - net of offering costs	1,855,085	1,855	11,024,930	—	11,026,785
Shares issued to consultant & directors for services	17,113	17	59,983	—	60,000
Stock-based compensation	—	—	842,704	—	842,704
Net loss	—	—	—	(7,497,857)	(7,497,857)
Balance - December 31, 2022	11,900,217	$11,900	$173,595,385	$(144,489,130)	$29,118,155

	Series A		Series B				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - January1, 2021	699,878	$699	2,666,667	$2,667	6,567,110	$6,567	$146,353,232	$(129,155,608)	$17,207,557

Exchanges of Series A & B Preferred Stock to Common Stock	(699,878)	(699)	(2,666,667)	(2,667)	789,382	790	2,576	—	—
Shares issued, net of share settlement for withholding taxes paid upon vesting of restricted stock units	—	—	—	—	130,281	130	(824,283)	—	(824,153)
Common stock issued pursuant to restricted stock awards	—	—	—	—	188,588	188	(188)	—	—
Common stock issued - registered ATM offerings - net of offering costs	—	—	—	—	2,008,822	2,010	14,819,344	—	14,821,354
Common stock issued through the exercise of options	—	—	—	—	30,282	30	270,827	—	270,857
Common stock issued to directors and consultants for services	—	—	—	—	44,758	44	324,640	—	324,684
Stock-based compensation	—	—	—	—	—	—	826,493	—	826,493
Net loss	—	—	—	—	—	—	—	(7,835,665)	(7,835,665)
Balance - December 31, 2021	—	$—	—	$—	9,759,223	$9,759	$161,772,641	$(136,991,273)	$24,791,127

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

Use of Estimates and Assumptions

The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

Significant Estimates

These accompanying consolidated financial statements include some amounts that are based on management’s best estimates and assumptions. The most significant estimates relate to its valuation of stock options, the valuation allowance on deferred tax assets and contingent liabilities. It is reasonably possible that these above-mentioned estimates and others may be adjusted as more current information becomes available, and any adjustment could be significant in future reporting periods. The compensation expense related to stock options may have been a materially different amount had other reasonable assumptions been used that differed from the reasonable assumptions made by management.

Fair Value of Financial Instruments

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

The Company’s financial instruments consist principally of cash and cash equivalents, accounts payable and accrued liabilities. The carrying amounts of cash and cash equivalents, accounts payable and accrued liabilities are considered to be representative to their respective fair values because of the short-term nature of those instruments. Cash equivalents which consists of U.S. treasury bills are classified as Level 1 on the fair value hierarchy as there are quoted prices in active markets for identical assets.

Certain Risks and Uncertainties

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

Cash and Cash Equivalents

The Company may at times invest its excess cash in interest bearing accounts and U.S. treasury bills. It classifies all highly liquid investments with original stated maturities of three months or less from date of purchase as cash equivalents and all highly liquid investments with stated maturities of greater than three months as marketable securities. The Company holds cash balances in excess of the federally insured limits of $250,000. It deems this credit risk not to be significant as cash is held by two prominent financial institutions in 2022 and 2021. The Company buys and holds short-term U.S. treasury bills to maturity. U.S. treasury bills totaled approximately $19.9 million and $9.0 million at December 31, 2022 and 2021, respectively. The remaining $9.0 million and $15.7 million at December 31, 2022 and 2021, respectively, are on deposit with two notable financial institutions.

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

Subtopic 958-605 requires that nonfinancial assets, which includes services, such as the research and development services provided under the Gateway for Accelerated Innovation in Nuclear (GAIN) vouchers described in Note 6, should be shown on a gross method at the fair value of the services contributed, with contributed services - research and development shown as other operating income and the related costs as a charge to research and development expense, rather than depicting contributed services - research and development as a reduction of research and development expense. The fair value of contributed services was determined by the cost of professional time and materials which were charged by the subcontractor who fulfilled the services contributed under the grant award. The principal market used to arrive at fair value is the market in which the Company operates.

The Company recognized contributed services - research and development of approximately $0.4 million for the year ended December 31, 2022 and approximately $0.5 million for the year ended December 31, 2021.

Trademarks

Costs for filing and legal fees for trademark applications are capitalized. Trademarks are considered intangible assets with an indefinite useful life and therefore are not amortized. The Company performed an impairment test in the fourth quarter of 2022 and 2021 and no impairment of the trademarks was identified. As of December 31, 2022 and December 31, 2021, the carrying value of trademarks was approximately $0.1 million.

Leases

In accordance with ASU 2016-02, Leases (Topic 842), which requires recognition of most lease arrangements on the balance sheet, the Company recognizes operating lease right of use assets and liabilities at commencement date based on the present value of the future minimum lease payments over the lease term. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet in accordance with the short-term lease recognition exemption. The Company applies the practical expedient to non-separate and non-lease components for all leases that qualify. Lease expense is recognized on a straight-line basis over the lease term. The Company has only one lease for office rent and the lease is for a term of 12 months without renewal options (See Note 5. Commitments and Contingencies).

Income Taxes

Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of assets and liabilities and their respective tax bases, operating loss carryforwards, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In accordance with FASB ASC 740, Accounting for Income Taxes, the Company reflects in the financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only when it is considered ‘more-likely-than-not’ that the position taken will be sustained by a taxing authority. As of December 31, 2022 and 2021, the Company had no unrecognized income tax benefits and correspondingly there is no impact on the Company’s effective income tax rate associated with these items. The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying consolidated statements of operations. As of December 31, 2022 and 2021, the Company had no such accruals.

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

Awards with both performance-based and market-based vesting conditions: If an award vesting or exercisability is conditional upon the achievement of either a market condition or performance or service conditions, the requisite service period is generally the shortest of the explicit, implicit, and derived service period.

The Company elected to use the Black-Scholes pricing model to determine the fair value of stock options on the measurement date of the grant for service-based vesting conditions and the Monte-Carlo valuation method for performance-based or market-based vesting conditions for stock options. The Company estimates forfeitures at the time of grant and revises the estimate, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate estimate used for all equity awards was zero, based on the experience of the Company having an insignificant historical forfeiture rate. Shares that are issued to employees upon exercise of the stock options may be issued net of a number of shares with a fair value equal to the required tax withholding requirements to be paid by the Company regarding its tax withholding obligations. As a result, the actual number of shares issued with tax withholding obligations are fewer than the actual number of shares exercised under the stock option or on the dates of vesting of Restricted Stock Unit (“RSU”) or Restricted Stock Awards (“RSAs”) grants.

The Company grants two types of RSAs. The first type is an award of our shares that have full voting rights and dividend rights (with dividends paid upon vesting of the RSA) but are restricted with regard to sale or transfer before vesting. As such, they are shown as shares issued and outstanding. These restrictions lapse over the vesting period. The shares are forfeited and returned to the Company if they do not vest. The RSAs are included in common stock issued and outstanding and are considered contingently issuable in the calculation of weighted-average shares outstanding for purposes of calculating earnings per share. The consolidated statement of changes in stockholders’ equity shows the initial grant of RSAs as a reclassification from additional paid-in capital to common stock, with any compensation expense related to the RSAs included in stock-based compensation. The second type of RSAs granted by the Company have only performance conditions. These RSAs do not have voting and dividend rights until they vest as ordinary common shares and are not included in common stock issued and outstanding.

Research and Development Costs

Research and development expenses are expensed when incurred. Research and development expenses consist primarily of wages and related payroll benefits, non-cash stock-based compensation, materials, testing, consulting and other outside research and development services, related to the development of the Company’s nuclear fuel. Advance payments for goods or services for future research and development activities are deferred and expensed as the goods are delivered or the related services are performed.

Recent Accounting Pronouncements

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832) - Disclosures by Business Entities about Government Assistance. This ASU requires disclosures that are expected to increase the transparency of transactions with a government accounted for by applying a grant or contribution accounting model by analogy, including (1) the nature of the transactions and the form in which assistance has been received, (2) the accounting policy applied, and (3) the balance sheet and income statement line items that are affected by the transactions, and the amounts applicable to each financial statement line item. This ASU is effective for annual periods beginning after December 15, 2021, with early adoption permitted. The Company adopted this guidance on January 1, 2022 and it did not have a material impact on our consolidated financial statements.

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

Immaterial Revision

An immaterial revision was made during the course of preparing the Company’s consolidated financial statements as of and for the year ended December 31, 2022, after the Company completed a preliminary Internal Revenue Code Section 382 analysis of its historical net operating loss carryforward amounts. As a result, a portion of the prior years’ net operating loss carryforwards were limited and incorrectly presented in the deferred tax table within Note 7. Income Taxes.

Note 2. Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the year except that it does not include unvested common shares subject to repurchase or cancellation. Diluted net income per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, warrants and convertible preferred shares (see Note 8. Stockholders’ Equity and Stock-Based Compensation). The common stock equivalents of performance-based milestone compensation arrangements are included as potentially dilutive shares only if the performance condition has been met as of the end of the reporting period.

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

The following table sets forth the computation of the basic and diluted loss per share (dollars in millions, except share data):

	Years Ended
	December 31,
	2022	2021
Basic
Numerator:
Net loss attributable to common stockholders	$(7.5)	$(12.0)
Denominator:
Weighted-average common shares outstanding	10,834,574	7,035,510
Basic net loss per share	$(0.69)	$(1.71)

Diluted
Numerator:
Net loss attributable to common stockholders, basic	$(7.5)	$(12.0)
Effect of dilutive securities	—	—
Net loss, diluted	$(7.5)	$(12.0)
Denominator:
Weighted average common shares outstanding - basic	10,834,574	7,035,510
Potential common share issuances:
Incremental dilutive shares from equity instruments (treasury stock method)	—	—
Weighted-average common shares outstanding	10,834,574	7,035,510
Diluted net loss per share	$(0.69)	$(1.71)

The following outstanding securities have been excluded from the computation of diluted weighted shares outstanding for the years noted below, as they would have been anti-dilutive due to the Company’s losses at December 31, 2022 and 2021 and also because the exercise price of certain of these outstanding securities was greater than the average closing price of the Company’s common stock.

	Years Ended
	December 31,
	2022	2021
Warrants outstanding	—	45,577
Stock options outstanding	525,903	538,713
RSAs outstanding	—	188,588
Total	525,903	772,878

Note 3. Prepaid Project Costs

In 2022, the Company entered into agreements with Idaho National Laboratory (INL), in collaboration with the U.S. Department of Energy (DOE), to support the development of Lightbridge Fuel™. The Company made advanced payments for future project work totaling $0.4 million to Battelle Energy Alliance, LLC (“BEA”) as of December 31, 2022.

Note 4. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (rounded in millions):

	December 31,	December 31,
	2022	2021
Trade payables	$0.2	$0.1
Accrued directors’ fee and consulting expenses	0.2	0.1
Total	$0.4	$0.2

Note 5. Commitments and Contingencies

Commitments

Operating Leases

The Company leased office space for a 12-month term from January 1, 2023 through December 31, 2023 with a monthly payment of approximately $8,000. The future minimum lease payments required under the Company’s non-cancellable operating leases for 2023 total approximately $0.1 million. Total rent expense for the year ended December 31, 2022 and 2021 was approximately $0.1 million.

Project Task Statements (Purchase Orders)

For the year ended December 31, 2022, the Company had approximately $3.4 million in outstanding project task statement obligations to BEA relating to the research and development being conducted under the Strategic Partnership Project Agreement and Cooperative Research and Development Agreement at INL (see Note 6. Research and Development Costs).

Note 6. Research and Development Costs

In 2022, Lightbridge entered into agreements with INL, in collaboration with the DOE, to support the development of Lightbridge Fuel™. These framework agreements use an innovative structure and consist of an “umbrella” Strategic Partnership Project Agreement and an “umbrella” Cooperative Research and Development Agreement (CRADA), each with BEA, the DOE’s operating contractor for INL, with an initial duration of seven years. Throughout the duration of these umbrella agreements, all R&D work contracted with BEA is through the issuance of project task statements.

It is anticipated that the initial phase of work under the two agreements will culminate in irradiation testing in the Advanced Test Reactor (ATR) of fuel samples using enriched uranium supplied by the DOE. The initial phase of work aims to generate irradiation performance data for Lightbridge’s delta-phase uranium-zirconium alloy relating to various thermophysical properties. The data will support fuel performance modeling and regulatory licensing efforts for the commercial deployment of Lightbridge Fuel.

It is anticipated that subsequent phases of work under the two umbrella agreements will include post-irradiation examination of the irradiated fuel samples, loop radiation testing in the ATR, and post-irradiation examination of one or more uranium-zirconium fuel rodlets, as well as transient experiments in the Transient Reactor Test Facility at INL.

On March 25, 2021, the Company was awarded a second voucher from the DOE’s GAIN program to support development of Lightbridge Fuel™ in collaboration with the Pacific Northwest National Laboratory (PNNL). The scope of this project was to demonstrate Lightbridge’s nuclear fuel casting process using depleted uranium, a key step in the manufacture of Lightbridge Fuel™. On July 14, 2021, the Company executed a CRADA with the Battelle Memorial Institute (Battelle), Pacific Northwest Division, the operating contractor of the PNNL, in collaboration with the DOE. The total project value was $0.7 million, with three-quarters of this amount expected to be paid by the DOE for the scope of work performed by PNNL and the remaining amount provided by Lightbridge, by providing in-kind services to the project. PNNL has completed a contract extension with the Company for one month to complete the final report related to this PNNL GAIN voucher in December 2022. The PNNL Gain voucher project was completed on January 31, 2023. For the years ended December 31, 2022 and 2021, the Company recorded $0.4 million and $0.1 million of contributed services - research and development, respectively. The Company recorded the corresponding amount as research and development expenses for the work that was completed by Battelle.

On December 19, 2019, the Company was awarded its first voucher from the DOE’s GAIN program to support development of Lightbridge Fuel™ in collaboration with INL. The scope of the project included experiment design for irradiation of Lightbridge metallic fuel material samples in the ATR at INL. On April 22, 2020, the Company entered into a CRADA with BAE, the operating contractor of INL, in collaboration with the DOE. Signing the CRADA was the last step in the contracting process to formalize a voucher award from the GAIN program. The voucher award could only be used to conduct the experiment defined in the CRADA. All work was completed on this GAIN voucher in the third quarter of 2021. This experiment design formed the basis of the Company’s current and future efforts with the INL. The Company had no cash payment obligations related to the GAIN voucher, but did provide in-kind services consisting of project management, quality assurance, and technical oversight under the CRADA. The DOE incurred payment obligations to BAE, related to the work done under the GAIN voucher. For the year ended December 31, 2021, the Company recorded approximately $0.4 million of contributed services - research and development for work that was completed that caused the DOE to incur payment obligations related to the GAIN voucher. The Company had no payment obligations related to the GAIN voucher. This amount was recorded as contributed services - research and development in the Other Operating Income section of the consolidated statement of operations and the corresponding amount was recorded as research and development expenses.

The R&D services provided under the GAIN vouchers were utilized by the Company in its ongoing development of its next generation nuclear fuel technology. The Company believes that the amounts paid by the DOE to BEA and Battelle for the service provided does not differ materially from what the Company would have paid had it directly contracted for these services for its R&D activity.

Note 7. Income Taxes

Revision of Previously Issued Financial Statements

The Company’s ability to utilize its net operating loss (NOL) carryforwards may be substantially limited due to ownership changes that have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the Code), as well as similar state provisions. These ownership changes may limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change,” as defined by Section 382 of the Code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percent of the outstanding stock of a company by certain stockholders or public groups.

During the course of preparing the Company’s consolidated financial statements as of and for the year ended December 31, 2022, the Company completed a preliminary assessment of the available NOL carryforwards under Section 382 of the Code. The Company determined that it likely had undergone multiple ownership changes from 2009 to 2022 as defined under Section 382. As a result of these identified ownership changes, the portion of NOL carryforwards attributable to the pre-ownership change periods are subject to a substantial annual limitation under Section 382 of the Code. A conclusive Section 382 study had not been performed due to the Company’s current projections of the lack of taxable income for the foreseeable future. The Company has adjusted its previously reported NOL carryforwards to address the impact of these 382 ownership changes. This resulted in a reduction of available total federal and state NOL carryforwards of $109 million, as originally reported at December 31, 2021, to $47 million (post-2017 NOLs) at December 31, 2022. The write-down of $62 million (pre-2018 NOLs) reduced the net operating losses line as of December 31, 2021 within gross deferred tax assets, as previously disclosed, by $15.9 million, with a corresponding decrease in the valuation allowance. NOLs created in years beginning after 2017 now only offset 80% of taxable income but no longer have a 20-year expiration.

Since the limitation affected the prior period, the Company has determined that its December 31, 2021 tax footnote presentation overstated the gross deferred tax asset and corresponding valuation allowance by $15.9 million. However, there was no net impact to the net deferred tax asset and tax expense as the decrease in the net operating loss was offset completely by a corresponding adjustment to the Company’s overall valuation allowance. For comparative purposes, the Company’s prior year tax footnote has been revised to reflect the adjustment to the net operating losses and valuation allowance. The revision had no effect on the previously reported balance sheets, statements of operations, cash flows and stockholders’ equity.

The Company’s revised deferred tax asset disclosures are below:

Deferred tax assets consisted of the following (rounded in millions):

	December 31, 2021 As Previously Reported	2021 Adjustment	December 31, 2021 As Revised
Stock-based compensation	$3.1	$—	$3.1
Patent impairment provision	0.3	—	0.3
Net operating loss carry-forwards	27.6	(15.9)	11.7
Research and development tax credits	0.3	—	0.3
Less: valuation allowance	(31.3)	15.9	(15.4)
Total	$—	$—	$—

The 2022 and 2021 annual effective tax rate is estimated to be 25% for the combined U.S. federal and state statutory tax rates. The Company reviews tax uncertainties in light of changing facts and circumstances and adjusts them accordingly. As of December 31, 2022 and 2021, there were no tax contingencies or unrecognized tax positions recorded.

On August 16, 2022, President Biden signed the Inflation Reduction Act (the “IRA”). The IRA contains a number of tax related provisions including a 15% minimum corporate income tax on certain large corporations as well as an excise tax on stock repurchases. Both provisions are effective for tax years beginning after December 31, 2022. The Company is in the process of evaluating the IRA but does not expect it to have a material impact on the Company’s consolidated financial statements.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting, and the amounts recognized for income tax purposes. The significant components of deferred tax assets (at an approximate 25% effective tax rate) as of December 31, 2022 and 2021, respectively, are as follows.

Deferred tax assets consisted of the following (rounded in millions):

	December 31, 2022	December 31, 2021 As Revised
Stock-based compensation	$3.5	$3.1
Patent impairment provision	0.4	0.3
Net operating loss carry-forwards	13.6	11.7
Research and development expenses – capitalized for tax purposes	0.1	—
Research and development tax credits	0.3	0.3
Less: valuation allowance	(17.9)	(15.4)
Total	$—	$—

The Company has NOL carryforwards for federal and state tax purposes of approximately $54 million at December 31, 2022, that is potentially available to offset future taxable income.

For financial reporting purposes, no deferred tax asset was recognized because as of December 31, 2022 and 2021, management currently estimates that it is more likely than not that substantially all of the deferred tax assets, the majority of which are NOLs, will be unused. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the years in which those temporary differences are deductible. Any unused annual limitation may be carried over to later years, and the amount of the limitation may under certain circumstances be increased by the built-in gains in assets held by us at the time of the change that are recognized in the five-year period after the change.

The reconciliation between income taxes (benefit) at the U.S. and State statutory combined tax rates of approximately 25% and the amount recorded in the accompanying consolidated financial statements is as follows (rounded in millions):

	December 31, 2022	December 31, 2021
Tax benefit at U.S. federal statutory rates	$(1.6)	$(1.7)
Tax benefit at state statutory rates	(0.4)	(0.2)
Tax benefit from federal and state R&D tax credits	—	—
Other	(0.4)	—
Increase in valuation allowance	2.4	1.9
Total provision for income tax benefit	$—	$—

Recent Change in U.S. Tax Law

Prior to 2022, Internal Revenue Code Section 174 allowed taxpayers to deduct R&D expenditures in the year in which they were incurred. The 2017 Tax Act amended Section 174, effective for amounts paid or incurred in tax years beginning after December 31, 2021, to require taxpayers to charge their R&D expenditures to a capital account. Capitalized research and development costs are required to be amortized over five years (15 years for expenditures attributable to foreign research).

Due to the Company’s future significant R&D expenses, the impact of this tax law change will mean that a significant portion of our total operating expenses will be taken as a deduction over a 5-year period rather than being currently deductible. The Company does not expect to pay cash taxes as a result of this change as our remaining operating expenses after excluding research and development expenses are significant and the Company expects to continue to generate losses for tax purposes.

Note 8. Stockholders’ Equity and Stock-Based Compensation

On October 27, 2022, at the Company’s annual shareholder meeting, the shareholders’ approved an amendment to the Articles of Incorporation of the Company to increase the number of authorized shares of common stock from 13,500,000 shares to 25,000,000 shares and an amendment to the Lightbridge Corporation 2020 Omnibus Incentive Plan to increase the number of shares of common stock available for issuance under this Incentive Plan from 650,000 shares to 1,100,000 shares.

At December 31, 2022, the Company had 11,900,217 common shares outstanding (including outstanding restricted stock awards totaling 416,316 shares). Also outstanding were stock options relating to 525,903 shares of common stock, all totaling 12,426,120 shares of common stock and all common stock equivalents, outstanding at December 31, 2022.

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

Common Stock Equity Offerings

ATM Offerings

On May 28, 2019, the Company entered into an at-the-market (ATM) equity offering sales agreement with Stifel, Nicolaus & Company, Incorporated (Stifel), which was amended on April 9, 2021, pursuant to which the Company may issue and sell shares of its common stock from time to time through Stifel as the Company’s sales agent. Under this agreement, the Company pays Stifel a commission equal to 4.0% of the aggregate gross proceeds of any sales of common stock under the agreement. The offering of common stock pursuant to this agreement can be terminated with 10 days written notice by either party. Sales of the Company’s common stock through Stifel, if any, will be made by any method that is deemed to be an “at-the-market” equity offering as defined in Rule 415 promulgated under the Securities Act of 1933. On March 25, 2021, the Company filed a new shelf registration statement on Form S-3, registering the sale of up to $75 million of the Company’s securities, which registration statement was declared effective on April 5, 2021. The Company filed a prospectus supplement, dated April 9, 2021, with the Securities and Exchange Commission pursuant to which the Company offered and sold shares of common stock having an aggregate offering price of up to $9.0 million through its ATM. The Company, after this offering was completed, filed a second prospectus supplement, dated November 19, 2021, with the Securities and Exchange Commission pursuant to which the Company may offer and sell shares of common stock having an aggregate offering price of up to up to $20.0 million from time to time under this prospectus supplement, through its ATM. The Company filed another prospectus supplement, dated November 9, 2022, with the SEC pursuant to which it may offer and sell shares of common stock having an aggregate offering price of up to $20.0 million from time to time, through the ATM.

The Company records its ATM sales on a settlement date basis. The Company sold approximately 1.9 million shares, under the ATM for the year ended December 31, 2022 resulting in net proceeds of approximately $11.0 million. The Company sold approximately 2.0 million shares under the ATM for the year ended December 31, 2021 resulting in net proceeds of approximately $14.8 million.

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

Warrants

The Company did not have any outstanding warrants as of December 31, 2022 and had 45,577 outstanding warrants as of December 31, 2021. The 45,577 warrants that were issued to investors on November 17, 2014, entitling the holders to purchase 45,577 common shares in the Company at an exercise price of $138.60 per common share, expired on May 16, 2022.

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

Stock Options

During the year ended December 31, 2022, the Company issued 18,852 stock options to two consultants. These options were assigned a weighted average fair value of $3.98 per share (total fair value of $75,000). During the year ended December 31, 2021, the Company issued 58,164 stock options to consultants. The 2021 options issued to the consultants of the Company were assigned a weighted average fair value of $2.58 per share (total fair value of $150,000). The value was determined using the Black-Scholes pricing model. The following assumptions were used in the Black-Scholes pricing model:

	2022	2021
Expected volatility	97.58% to 115.37%	95.15% to 131.85%
Risk free interest rate	1.02% to 3.28%	0.06% to 0.93%
Dividend yield rate	0	0
Weighted average years	2-6 years	1-6 years
Closing price per share - common stock	$5.93 to $6.27	$4.55 to $6.51

Stock options issued to the Company’s employees, directors and consultants are summarized as follows for the year ended December 31, 2022:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Beginning of the year - January 1, 2022	538,713	$18.51	$12.92
Granted	18,852	6.17	3.98
Exercised	—	—	—
Forfeited	—	—	—
Expired	(31,662)	7.29	2.37
End of the period - December 31, 2022	525,903	$18.74	$13.23
Options exercisable	514,513	$19.03	$13.43

Stock option transactions to the employees, directors and consultants are summarized as follows for the year ended December 31, 2021:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Beginning of the year - January 1, 2021	515,847	$20.23	$14.51
Granted	58,164	6.72	2.58
Exercised	(30,282)	8.94	6.77
Forfeited	(3,997)	62.52	43.63
Expired	(1,019)	329.81	291.73
End of the year - December 31, 2021	538,713	$18.51	$12.92
Options exercisable	526,947	$18.79	$13.11

During the year ended December 31, 2021, the Company received approximately $0.3 million of net proceeds from the exercise of 30,282 stock options.

A summary of the status of the Company’s non-vested options as of December 31, 2022 and December 31, 2021, and changes during the year ended December 31, 2021 and the year ended December 31, 2022, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value Grant Date
Non-vested - December 31, 2020	49,726	$9.71	$7.44

Granted	58,164	6.72	2.58
Vested	(96,124)	8.40	4.89
Forfeited	—	—	—
Non-vested - December 31, 2021	11,766	$5.71	$4.25

Granted	18,852	6.17	3.98
Vested	(19,228)	6.17	3.90
Forfeited	—	—	—
Non-vested - December 31, 2022	11,390	$5.69	$4.39

The above tables include stock options issued and outstanding as of December 31, 2022 as follows:

i. A total of 325,571 incentive stock options and non-qualified 10-year options have been issued, and are outstanding, to the directors, officers, and employees at exercise prices of $3.82 to $75.60 per share. From this total, 127,299 options are held by the Chief Executive Officer, who is also a director, with remaining contractual lives of 2.27 years to 6.92 years. All other options issued to directors, officers, and employees have a remaining contractual life ranging from 2.27 years to 6.92 years.

ii. A total of 200,332 non-qualified 2 to 10-year options have been issued, and are outstanding, to consultants at exercise prices of $3.82 to $75.60 per share and have a remaining contractual life ranging from 0.36 years to 9.67 years.

As of December 31, 2022, there was approximately $42,000 of total unrecognized compensation cost related to non-vested stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of approximately 2.06 years. For stock options outstanding at December 31, 2022 and 2021, the intrinsic value was approximately $5,000 and $238,000, respectively. For those vested stock options at December 31, 2022 and 2021, the intrinsic value was approximately $5,000 and $225,000, respectively.

The following table provides certain information with respect to the above-referenced stock options that were outstanding and exercisable at December 31, 2022:

	Stock Options Outstanding			Stock Options Vested
	Weighted			Weighted
	Average			Average
	Remaining		Weighted	Remaining		Weighted
	Contractual	Number	Average	Contractual	Number	Average
Exercise	Life	of	Exercise	Life	of	Exercise
Prices	-Years	Awards	Price	-Years	Awards	Price
$3.82-$9.00	5.44	128,407	$4.81	5.10	117,017	$4.72
$9.01-$12.48	5.60	116,544	$10.80	5.60	116,544	$10.80
$12.49-$24.00	4.12	195,090	$14.23	4.12	195,090	$14.23
$24.01-$72.00	2.72	62,771	$55.07	2.72	62,771	$55.07
$72.01-$75.60	2.15	23,091	$75.59	2.15	23,091	$75.59
Total	4.52	525,903	$18.74	4.42	514,513	$19.03

 Common Share Issuances

2022

For the year ended December 31, 2022, the Company issued 10,565 common shares, respectively, to its investor relations firm for services provided during the year ended December 31, 2022.

On December 15, 2022, the Board of Directors approved an equity grant of $200,000 in total to its five directors, which equaled to a total of 52,085 shares of common stock issued to the five directors, valued on the grant date at $3.84 per share and issued on January 3, 2023. As of December 31, 2022, the Company accrued these directors’ fees of $200,000 under accrued directors’ fees.

2021

For the year ended December 31, 2021, the Company issued 10,462 common shares to its investor relations firm for services provided during the year ended December 31, 2021.

On November 18, 2021, the Board of Directors approved an equity grant of $210,000 in total to its six directors, which equaled to a total of 19,644 shares of common stock issued to the six directors, valued on the grant date at $10.69 per share. There were 13,096 common shares issued to four directors that vested immediately upon issuance and the remaining 6,548 shares of common shares were issued to the two remaining directors that vested on January 1, 2022.

Restricted Stock Units Issued and Net Share Settlements for Payments of Withholding Taxes

On October 28, 2020, the Compensation Committee of the Board granted from the 2020 Plan time-based restricted stock units (‘RSUs”) to certain of the Company’s executive officers, employees, and consultants. Each RSU represents a contingent right to receive, upon vesting, one share of the Company’s common stock. The number of RSUs granted to executive officers, employees and consultants totaled 243,800 shares. These RSUs awards vest in three equal installments on each of the first three annual anniversaries of the grant date, on October 28, 2021, October 28, 2022 and October 28, 2023.

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

Restricted Stock Awards Issued and Net Share Settlements for Payments of Withholding Taxes

On November 18, 2021, the Board of Directors approved an equity grant of approximately $2 million, which equaled to a total of 188,588 RSAs, to all of its employees and two consultants, valued at the stock price on the grant date of $10.69 per share. These RSAs awards contained a performance-based accelerated vesting provision and a service-based vesting provision, with the service-based vesting provision being one-third vesting on each of the first three anniversaries of the date of grant. The Company did not meet the performance-based vesting provision. Therefore, these RSAs awards vest in three equal installments on each of the first three annual anniversaries of the grant date, on November 18, 2022, November 18, 2023 and November 18, 2024. There was an additional performance-based RSA grant on November 18, 2021 of approximately $2 million, which equaled to a total 188,588 shares, with vesting only upon the Company completing a business acquisition in 2022, with the target’s historical financials meeting certain financial performance metrics. The Company did not meet this milestone and these 188,588 RSAs expired at December 31, 2022 and were returned back to the stock plan.

On November 18, 2022, the first tranche, or 62,862. of the total outstanding RSAs vested. Regarding these 62,862 RSAs that vested, the Company withheld 21,794 common shares of the employees at the stock price on the vesting date of $4.80 per share, in order to make payments of withholding taxes of $0.1 million on these vested shares. The Company issued a total of 41,068 shares of common stock, net of the share settlement for the taxes paid upon the vesting of these RSAs, to its employees and consultants.

On December 15, 2022, the Board of Directors approved an equity grant of approximately $1.4 million, which equaled to a total of 290,590 RSAs, to all of its employees and two consultants, valued at the stock price on the grant date of $4.71 per share. These RSAs awards vest in three equal installments on each of the first three annual anniversaries of the grant date, on December 15, 2023, December 15, 2024 and December 15, 2025.

As of December 31, 2022 and 2021, there were 416,316 RSAs and 188,588 RSAs included in the total outstanding common shares, respectively and compensation expense recognized straight line over the three-year vesting period. A total of $0.7 million and $0.1 million of compensation expense were recorded for the year ended December 31, 2022 and 2021, respectively.

The following summarizes the Company’s RSAs activity:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Total RSAs outstanding at January 1, 2022	377,176	$10.69
Total RSAs granted	290,590	$4.71
Total RSAs vested	(62,862)	$10.69
Total performance-based RSAs expired	(188,588)	$10.69
Total unvested RSAs outstanding at December 31, 2022	416,316	$6.52

Scheduled vesting for outstanding RSAs with service conditions at December 31, 2022 is as follows:

	Year Ending December 31,
	2023	2024	2025	Total
Scheduled vesting	159,727	159,726	96,863	416,316

As of December 31, 2022, there was approximately $2.6 million of total unrecognized compensation cost related to these unvested RSAs compensation arrangements. The compensation expense will be recognized on a straight-line basis over the three-year vesting period and the total unrecognized compensation is expected to be recognized over a weighted-average period of 2.43 years.

The components of total stock-based compensation expense included in the Company’s consolidated statements of operations for the years ended December 31, 2022 and 2021 are as follows (rounded in millions):

	Years Ended
	December 31,
	2022	2021
Research and development expenses	$—	$—
General and administrative expenses	0.8	0.8
Total stock-based compensation expense	$0.8	$0.8

Note 9. Related Party Transactions

On February 9, 2022, the Company entered into an agreement with We Don’t Have Time Inc. (“WDHT”), an organization with a social media network platform dealing with the climate crisis, pursuant to which WDHT will provide a variety of climate-change related consulting services to the Company and the Company agreed to pay a monthly membership fee of $1,200 to WDHT through and including December 2022. Dr. Chakraborty, a member of the Company’s Board of Directors, is also the CEO of WDHT US division. For the year ended December 31, 2022, the Company incurred $14,400, respectively, in dues paid to WDHT.

In addition, for the year ended December 31, 2022, the Company incurred $105,000 in fees to WDHT to attend conferences in which the Company participated with WDHT to promote the Company’s nuclear fuel.

Note 10. Subsequent Events

ATM Sales

Sales under the ATM that were made from January 1, 2023 to the date of the filing of these financial statements were approximately 0.2 million common shares that totaled net proceeds of approximately $0.7 million.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTBRIDGE CORPORATION

Date: March 30, 2023	By:	/s/ Seth Grae
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

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Seth Grae	Chief Executive Officer, President and Director	March 30, 2023
Seth Grae	(Principal Executive Officer)

/s/ Larry Goldman	Chief Financial Officer, and Treasurer	March 30, 2023
Larry Goldman	(Principal Financial and Accounting Officer)

/s/ Thomas Graham, Jr.	Director	March 30, 2023
Thomas Graham, Jr.

/s/ Sweta Chakraborty	Director	March 30, 2023
Sweta Chakraborty

/s/ Jesse Funches	Director	March 30, 2023
Jesse Funches

/s/ Daniel Magraw	Director	March 30, 2023
Daniel B. Magraw

/s/ Mark Tobin	Director	March 30, 2023
Mark Tobin

