Form 10-Q
period 2023-03-31
LIGHTBRIDGE Corp
filed 2023-05-11
CIK 1084554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The number of shares outstanding of the issuer’s common stock, as of May 11, 2023 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	12,129,688

LIGHTBRIDGE CORPORATION

Form 10-Q

MARCH 31, 2023

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIGHTBRIDGE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$28,051,303	$28,899,997
Prepaid expenses and other current assets	393,437	115,264
Total Current Assets	28,444,740	29,015,261
Other Assets
Prepaid project costs	345,000	345,000
Trademarks	108,225	108,225
Total Assets	$28,897,965	$29,468,486

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$575,978	$350,331
Total Current Liabilities	575,978	350,331

Commitments and contingencies - Note 5

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 authorized shares, 0 shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value, 25,000,000 authorized, 12,126,030 shares and 11,900,217 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	12,126	11,900
Additional paid-in capital	174,825,571	173,595,385
Accumulated deficit	(146,515,710)	(144,489,130)
Total Stockholders’ Equity	28,321,987	29,118,155
Total Liabilities and Stockholders’ Equity	$28,897,965	$29,468,486

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTBRIDGE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2023	2022
Revenue	$—	$—

Operating Expenses
General and administrative	1,865,929	1,913,564
Research and development	448,044	262,823
Total Operating Expenses	2,313,973	2,176,387

Other Operating Income
Contributed services - research and development	31,028	123,353
Total Other Operating Income	31,028	123,353

Total Operating Loss	$(2,282,945)	$(2,053,034)

Other Income
Interest income	256,365	3,505
Total Other Income	256,365	3,505

Net Loss Before Income Taxes	(2,026,580)	(2,049,529)
Income taxes	—	—
Net Loss	$(2,026,580)	$(2,049,529)

Net Loss Per Common Share
Basic and diluted	$(0.17)	$(0.20)
Weighted Average Number of Common Shares Outstanding	11,673,736	10,283,280

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTBRIDGE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Month Ended
	March 31,
	2023	2022
Operating Activities
Net Loss	$(2,026,580)	$(2,049,529)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock-based compensation	284,360	264,936

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(278,173)	(445,325)
Accounts payable and accrued liabilities	440,647	296,305
Net Cash Used in Operating Activities	(1,579,746)	(1,933,613)

Investing Activities
Net Cash Used in Investing Activities	—	—

Financing Activities
Net proceeds from the issuances of common stock	731,052	5,412,863
Net Cash Provided by Financing Activities	731,052	5,412,863

Net (Decrease) Increase in Cash and Cash Equivalents	(848,694)	3,479,250

Cash and Cash Equivalents, Beginning of Period	28,899,997	24,747,613

Cash and Cash Equivalents, End of Period	$28,051,303	$28,226,863

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest paid	$—	$—
Income taxes paid	$—	$—
Non-Cash Financing Activities:
Payment of accrued liabilities with common stock	$215,000	$15,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTBRIDGE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

			Additional
	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2023	11,900,217	$11,900	$173,595,385	$(144,489,130)	$29,118,155
Shares issued - registered offerings - net of offering costs	169,978	170	730,882	—	731,052
Shares issued to consultant & directors for services	55,835	56	214,944	—	215,000
Stock-based compensation	—	—	284,360	—	284,360
Net loss for the three months ended March 31, 2023	—	—	—	(2,026,580)	(2,026,580)
Balance - March 31, 2023	12,126,030	$12,126	$174,825,571	$(146,515,710)	$28,321,987

			Additional
	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2022	9,759,223	$9,759	$161,772,641	$(136,991,273)	$24,791,127
Shares issued - registered offerings - net of offering costs	820,641	822	5,412,041	—	5,412,863
Shares issued to consultant & directors for services	8,810	8	14,992	—	15,000
Stock-based compensation	—	—	264,936	—	264,936
Net loss for the three months ended March 31, 2022	—	—	—	(2,049,529)	(2,049,529)
Balance - March 31, 2022	10,588,674	$10,589	$167,464,610	$(139,040,802)	$28,434,397

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTBRIDGE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation, Summary of Significant Accounting Policies, and Nature of Operations

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Lightbridge Corporation and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America, including a summary of the Company’s significant accounting policies, have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive condensed consolidated financial statements and should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2022, included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Fair Value of Financial Instruments

In accordance with the provisions of ASC 820, “Fair Value Measurements,” the Company determines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between unaffiliated market participants at the measurement date. The Company generally applies the income approach to determine fair value. This method uses valuation techniques to convert future amounts to a single present amount. The measurement is based on the value indicated by current market expectations with respect to the future amounts.

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

Level 1 - Observable inputs such as quoted prices in active markets for identical assets or liabilities

Level 2 - Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and inputs other than quoted prices that are observable for the asset or liability

Level 3 - Unobservable inputs that reflect management’s assumptions.

For disclosure purposes, assets and liabilities are classified in their entirety in the fair value hierarchy level based on the lowest level of input that is significant to the overall fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the placement within the fair value hierarchy levels.

The Company’s financial instruments consist principally of cash and cash equivalents, accounts payable and accrued liabilities. The carrying amounts of cash and cash equivalents (which includes U.S. treasury bills), accounts payable and accrued liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments. U.S. treasury bills are classified as Level 1 on the fair value hierarchy as there are quoted prices in active markets for identical assets.

Certain Risks and Uncertainties

The Company will need additional funding by way of a combination of strategic alliances, government grants, further offerings of equity securities, or an offering of debt securities in order to support its future research and development (R&D) activities required to further enhance and complete the development of its fuel products to a proof-of-concept stage and a commercial stage thereafter.

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

Cash and Cash Equivalents

The Company may at times invest its excess cash in interest bearing accounts and U.S. treasury bills. It classifies all highly liquid investments with original stated maturities of three months or less from date of purchase as cash equivalents and all highly liquid investments with stated maturities of greater than three months as marketable securities. The Company holds cash balances in excess of the federally insured limits of $250,000. It deems this credit risk not to be significant as cash is held by two prominent financial institutions in 2023 and 2022. The Company buys and holds short-term U.S. treasury bills to maturity. U.S. treasury bills totaled $20.0 million and $19.9 million at March 31, 2023 and December 31, 2022, respectively. The remaining $8.1 million and $9.0 million at March 31, 2023 and December 31, 2022, respectively, are on deposit with two notable financial institutions.

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

Awards with both service-based or performance-based and market-based vesting conditions: If an award vesting or exercisability is conditional upon the achievement of either a market condition or performance or service conditions, the requisite service period is generally the shortest of the explicit, implicit, and derived service period.

The Company elected to use the Black-Scholes pricing model to determine the fair value of stock options on the measurement date of the grant for service-based vesting conditions and the Monte-Carlo valuation method for performance-based or market-based vesting conditions for stock options. The Company estimates forfeitures at the time of grant and revises the estimate, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate estimate used for all equity awards was zero, based on the experience of the Company having an insignificant historical forfeiture rate. Shares that are issued to employees upon exercise of the stock options or vesting of Restricted Stock Units or Restricted Stock Awards (RSAs) grants may be issued net of a number of shares with a fair value equal to the required tax withholding requirements to be paid by the Company regarding its tax withholding obligations. As a result, the actual number of shares issued with tax withholding obligations are fewer than the actual number of shares exercised under the stock option or on the dates of vesting of restricted stock unit or RSAs grants.

The Company grants two types of RSAs. The first type is an award of our shares that have full voting rights and dividend rights (with dividends paid upon vesting of the RSA) but are restricted with regard to sale or transfer before vesting. These restrictions lapse over the vesting period. The shares are forfeited and returned to the Company if they do not vest. The RSAs are included in common stock issued and outstanding and are considered contingently issuable in the calculation of weighted-average shares outstanding for purposes of calculating earnings per share. The condensed consolidated statement of changes in stockholders’ equity shows the initial grant of RSAs as a reclassification from additional paid-in capital to common stock, with any compensation expense related to the RSAs included in stock-based compensation. The second type of RSAs that can be granted by the Company can have only performance conditions. These RSAs do not have voting and dividend rights until they vest as ordinary common shares and are not included in common stock issued and outstanding.

Recently Adopted Accounting Pronouncement

The FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326). This standard requires a financial asset to be presented at the net amount expected to be collected. The financial assets of the Company in scope of ASU 2016-13 will primarily be accounts receivable. The Company will estimate an allowance for expected credit losses on accounts receivable that result from the inability of customers to make required payments. In estimating the allowance for expected credit losses, consideration will be given to the current aging of receivables, historical experience, and a review for potential bad debts. The Company does not expect to have revenue or substantial receivables for the foreseeable future. The Company adopted this guidance in the first quarter of fiscal 2023 and it did not have a material impact since the Company had no outstanding accounts receivable on which to apply this new standard.

Note 2. Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the reporting period except that it does not include unvested common shares subject to repurchase or cancellation. Diluted net loss per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, warrants and convertible preferred shares (see Note 7. Stockholders’ Equity and Stock-Based Compensation). The common stock equivalents of performance-based milestone compensation arrangements are included as potentially dilutive shares only if the performance condition has been met as of the end of the reporting period.

The treasury stock method is used in calculating diluted net loss per share for potentially dilutive stock options and share purchase warrants, which assumes that any proceeds received from the exercise of in-the-money stock options and share purchase warrants would be used to purchase common shares at the average market price for the period, unless including the effects of these potentially dilutive securities would be anti-dilutive.

The following table sets forth the computation of the basic and diluted loss per share (dollars in millions, except share data):

	Three Months Ended
	March 31,
	2023	2022
Basic
Numerator:
Net loss attributable to common stockholders	$(2.0)	$(2.0)
Denominator:
Weighted-average common shares outstanding	11,673,736	10,283,280
Basic net loss per share	$(0.17)	$(0.20)

Diluted
Numerator:
Net loss attributable to common stockholders, basic	$(2.0)	$(2.0)
Effect of dilutive securities	—	—
Net loss, diluted	$(2.0)	$(2.0)
Denominator:
Weighted average common shares outstanding - basic
Potential common share issuances:	11,673,736	10,283,280
Incremental dilutive shares from equity instruments (treasury stock method)	—	—
Weighted-average common shares outstanding	11,673,736	10,283,280
Diluted net loss per share	$(0.17)	$(0.20)

The following outstanding securities have been excluded from the computation of diluted weighted shares outstanding for the periods noted below, as they would have been anti-dilutive due to the Company’s losses for the three months ended March 31, 2023 and 2022 and also because the exercise price of certain of these outstanding securities was greater than the average closing price of the Company’s common stock.

	Three Months Ended
	March 31,
	2023	2022
Warrants outstanding	—	45,577
Stock options outstanding	525,903	543,297
RSAs outstanding	416,316	188,588
Total	942,219	777,462

Note 3. Prepaid Project Costs

In 2022, the Company entered into agreements with Idaho National Laboratory (INL), in collaboration with the DOE, to support the development of Lightbridge Fuel™. The Company made advanced payments for future project work totaling $0.4 million to Battelle Energy Alliance, LLC (“BEA”), DOE’s operating contractor for INL, as of March 31, 2023 and December 31, 2022.

Note 4. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (rounded in millions):

	March 31,	December 31,
	2023	2022
Trade payables	$0.2	$0.2
Accrued legal and consulting expenses	0.2	0.2
Accrued bonus	0.2	—
Total	$0.6	$0.4

Note 5. Commitments and Contingencies

Commitments

Operating Leases

The Company leased office space for a 12-month term from January 1, 2023 through December 31, 2023 with a monthly payment of approximately $8,000. The future minimum lease payments required under the non-cancellable operating leases for 2023 total $0.1 million. Total rent expense for the three months ended March 31, 2023 and 2022 was approximately $24,000 for both periods.

Project Task Statements (Purchase Orders)

The Company has approximately $3.2 million in outstanding project task statement obligations (PTS) to BEA relating to the research and development being conducted under the Strategic Partnership Project Agreement and Cooperative Research and Development Agreement at INL (see Note 6. Research and Development Costs). Performance of work under these agreements may be terminated at any time by either party, without liability, upon giving a thirty-day written notice under the Strategic Partnership Project Agreement and a sixty-day written notice under the Cooperative Research and Development Agreement, to the other party. In the event of termination, the Company shall be responsible for the BEA’s costs (including the closeout costs), through the effective date of termination, but in no event shall the Company’s cost responsibility exceed the total estimated cost stated in each PTS and any subsequent modification to the PTS.

Note 6. Research and Development Costs

In 2022, Lightbridge entered into agreements with INL, in collaboration with the DOE, to support the development of Lightbridge Fuel™. These framework agreements use an innovative structure and consist of an “umbrella” Strategic Partnership Project Agreement and an “umbrella” Cooperative Research and Development Agreement (CRADA), each with BEA, DOE’s operating contractor for INL, with an initial duration of seven years. Throughout the duration of these umbrella agreements, all R&D work contracted with BEA is through the issuance of project task statements.

On March 25, 2021, the Company was awarded a second voucher from the DOE’s GAIN program to support development of Lightbridge Fuel™ in collaboration with the Pacific Northwest National Laboratory (PNNL). The scope of this project was to demonstrate Lightbridge’s nuclear fuel casting process using depleted uranium, a key step in the manufacture of Lightbridge Fuel™. The total project value was $0.7 million, with three-quarters of this amount expected to be paid by DOE for the scope of work performed by PNNL and the remaining amount provided by Lightbridge, by providing in-kind services to the project. The PNNL GAIN voucher project was completed on January 31, 2023. During the three months ended March 31, 2023 and 2022, the Company recorded $31,000 and $0.1 million of contributed services - research and development, respectively, for work that was completed that caused the DOE to incur payment obligations to its contractor related to the GAIN voucher. The Company recorded the corresponding amount as research and development expenses for the work that was completed by the DOE contractor.

The R&D services provided under the GAIN vouchers are utilized by the Company in its ongoing development of its next generation nuclear fuel technology. The Company believes that the amounts paid by the DOE to its contractor for the services provided does not differ materially from what the Company would have paid had it directly contracted for these services for its R&D activity.

Note 7. Stockholders’ Equity and Stock-Based Compensation

At March 31, 2023, the Company had 12,126,030 common shares outstanding (including outstanding restricted stock awards totaling 416,316 shares). Also outstanding were stock options relating to 525,903 shares of common stock (514,513 stock options were vested), all totaling 12,651,933 shares of common stock and all common stock equivalents, outstanding at March 31, 2023.

At December 31, 2022, the Company had 11,900,217 common shares outstanding (including outstanding restricted stock awards totaling 416,316 shares). Also outstanding were stock options relating to 525,903 shares of common stock (514,513 stock options were vested), all totaling 12,426,120 shares of common stock and all common stock equivalents, outstanding at December 31, 2022.

Common Stock Equity Offerings

ATM Offerings

On November 9, 2022, the Company filed a prospectus supplement with the SEC pursuant to which the Company may offer and sell shares of common stock having an aggregate offering price of up to $20.0 million from time to time through its ATM. On April 4, 2023, the Company filed an additional prospectus supplement revising the amount available to $17.9 million.

The Company records its ATM sales on a settlement date basis. The Company sold approximately 0.2 million shares under the ATM for the three months ended March 31, 2023 resulting in net proceeds of $0.7 million. The Company sold approximately 0.8 million shares under the ATM for the three months ended March 31, 2022 resulting in net proceeds of $5.4 million.

Stock-based Compensation

2020 Equity Incentive Plan

On March 9, 2020, the Board of Directors adopted the Company’s 2020 Omnibus Incentive Plan (the “2020 Plan”). On September 3, 2020, the shareholders approved the 2020 Plan to authorize grants of the following types of awards (a) Options, (b) Stock Appreciation Rights, (c) Restricted Stock and Restricted Stock Units, and (d) Other Stock-Based and Cash-Based Awards. The number of shares of common stock available for issuance under this Incentive Plan is 1,100,000 shares.

Common Share Issuances

For the three months ended March 31, 2023 and 2022, the Company issued 3,750 shares and 2,262 shares of common stock, respectively, to its investor relations firm for services provided during the period.

On December 15, 2022, the Board of Directors approved an equity grant value at $200,000 in total to its five directors, which resulted in the issuance of a total of 52,085 shares of common stock to the five directors, valued on the grant date at $3.84 per share and issued on January 3, 2023.

On November 18, 2021, the Board of Directors approved an equity grant value at $210,000 in total to its six directors, which resulted in the issuance of a total of 19,644 shares of common stock to the six directors, valued on the grant date at $10.69 per share. There were 13,096 common shares issued to four directors on November 18, 2021 and the remaining 6,548 shares of common shares were issued to the two remaining directors on January 1, 2022.

Restricted Stock Awards Issued

As of March 31, 2023 and December 31, 2022, there were 416,316 RSAs included in the total issued and outstanding common stock. Compensation expense is recognized straight line over the three-year vesting period. A total of $0.3 million and $0.3 million of compensation expense was recorded for the three months ended March 31, 2023 and March 31, 2022, respectively, for the RSAs.

As of March 31, 2023, there was $2.3 million of total unrecognized compensation cost related to these unvested RSAs. The compensation expense will be recognized on a straight-line basis over the three-year vesting period and the total unrecognized compensation is expected to be recognized over a weighted-average period of 2.20 years.

The components of total stock-based compensation expense included in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022 are as follows (rounded in millions):

	Three Months Ended
	March 31,
	2023	2022
Research and development expenses	$—	$—
General and administrative expenses	0.3	0.3
Total stock-based compensation expense	$0.3	$0.3

Note 8. Related Party Transactions

On February 9, 2022, the Company entered into an agreement with We Don’t Have Time Inc. (“WDHT”), an organization with a social media network platform dealing with the climate crisis, pursuant to which WDHT provides a variety of climate-change related consulting services to the Company and the Company pays a monthly membership fee of $1,200 to WDHT. Dr. Chakraborty, a member of the Company’s Board of Directors, is also the CEO of WDHT’s US division. For the three months ended March 31, 2023 and 2022, the Company incurred $3,600 in dues to WDHT.

In addition, for the three months ended March 31, 2022, the Company incurred $50,000 in fees to WDHT to attend conferences in which the Company participated with WDHT to promote the Company’s nuclear fuel.

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

•	dependence on strategic partners;

•	any adverse changes to our agreements or relationship with the U.S. government and its national laboratories;

•	our ability to fund our future operations, including general corporate overhead and outside research and development costs, and continue as a going concern;

•	the demand for our fuel for nuclear reactors and our ability to attract customers;

•	our ability to manage the business effectively in a rapidly evolving market;

•	our ability to employ and retain qualified employees and consultants that have experience in the nuclear industry;

•	competition and competitive factors in the markets in which we compete, including from accident tolerant fuels;

•	the availability of nuclear test reactors and the risks associated with unexpected changes in our nuclear fuel development timeline;

•	the increased costs associated with metallization of our nuclear fuel;

•	uncertainties related to conducting business in foreign countries;

•	public perception of nuclear energy generally;

•	changes in laws, rules, and regulations governing our business;

•	changes in the political environment;

•	development and utilization of, and challenges to, our intellectual property domestically and abroad;

•	the trading price of our securities is likely to be volatile, and purchasers of our securities could incur substantial losses and;

•	the other risks and uncertainties identified in Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is intended to help the reader understand Lightbridge Corporation, our operations, and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes thereto contained in Part I, Item 1 of this report, as well as those included in our Annual Report on Form 10-K for the year ended December 31, 2022.

This MD&A consists of the following sections:

•	Overview of Our Business and Development of Lightbridge Fuel™- a general overview of our business and updates;

•	Critical Accounting Policies and Estimates - a discussion of accounting policies that require critical judgments and estimates;

•	Operations Review - an analysis of our condensed consolidated results of operations for the periods presented in our condensed consolidated financial statements; and

•	Liquidity, Capital Resources, and Financial Position - an analysis of our cash flows, and an overview of our financial position.

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

OVERVIEW OF OUR BUSINESS AND DEVELOPMENT OF LIGHTBRIDGE FUELTM

When used in this Quarterly Report on Form 10-Q, the terms “Lightbridge”, the “Company”, “we”, “our”, and “us” refer to Lightbridge Corporation together with its wholly-owned subsidiaries Lightbridge International Holding LLC and Thorium Power Inc. Lightbridge’s principal executive offices are located at 11710 Plaza America Drive, Suite 2000, Reston, Virginia 20190 USA.

Our Business

At Lightbridge we are developing the next generation of nuclear fuel to impact, in a meaningful way, the world’s climate and energy security problems. Our nuclear fuel could significantly improve the economics and safety of existing and new nuclear power plants, large and small, enhance proliferation resistance of spent nuclear fuel, and have a meaningful impact on addressing climate change and air pollution, all while benefiting national security. We project that the world’s energy and climate needs can only be met if nuclear power’s share of the energy-generating mix grows substantially in the coming decades. We believe Lightbridge can benefit from a growing nuclear power industry, and we believe our nuclear fuel to help enable that growth to happen.

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

Development of Lightbridge Fuel™

We believe our metallic fuel can be used in different types of water-cooled commercial power reactors, such as pressurized water reactors, boiling-water reactors, Russian-designed water-cooled, water-moderated energetic reactors, Canadian Deuterium Uranium (CANDUs), water-cooled SMRs, and water-cooled research reactors.

We have obtained patent validation in key countries (in our judgement) and will continue to seek patent validation in countries that either currently operate or are expected to build and operate a large number of nuclear power reactors compatible with our fuel technology.

Recent Developments

HALEU Consortium Membership

To support establishment of domestic high-assay low-enriched uranium (HALEU) infrastructure, the DOE announced on December 7, 2022 the creation of a HALEU Consortium. According to the DOE, the purposes of the HALEU Consortium include: (i) Provide the Secretary of Energy HALEU demand estimates for domestic commercial use, (ii) Purchase HALEU made available to members for commercial use under the Program, (iii) Carry out demonstration projects using HALEU under the Program, and (iv) Identify actionable opportunities to improve the reliability of the HALEU supply chain. On December 15, 2022, the Company submitted a formal request to the DOE to join the HALEU Consortium to mitigate HALEU supply risk. On January 12, 2023, the Company received written confirmation from the DOE of Lightbridge’s membership in the HALEU Consortium.

Idaho National Laboratory Agreements

In the second half of 2022, Lightbridge entered into agreements with Idaho National Laboratory (INL), in collaboration with the DOE, to support the development of Lightbridge Fuel™. The framework agreements use an innovative structure and consist of an “umbrella” Strategic Partnership Project Agreement (SPP) and an “umbrella” Cooperative Research and Development Agreement (CRADA), each with Battelle Energy Alliance, LLC, the DOE’s operating contractor for INL, with an initial duration of seven years.

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

During the first quarter of 2023, we worked with INL to complete and issue a Quality Implementation Plan (QIP) for our collaborative project at the lab. The QIP was an essential first step to ensure all future work performed at INL on the project would be conducted in accordance with nuclear quality assurance requirements of the U.S. Nuclear Regulatory Commission. We are currently working with INL to demonstrate casting of delta-phase uranium-zirconium ingots with depleted uranium using existing INL equipment.

Future Steps Toward Our Fuel Development and Timeline For The Commercialization of Our Nuclear Fuel Assemblies

We anticipate fuel development milestones for Lightbridge Fuel™ over the next 2-3 years will consist of the following:

•	continue to execute SPP/CRADA work at INL leading to irradiation testing in the ATR of our fuel material coupons using enriched uranium supplied by INL.
•	conduct a feasibility study for the use of our nuclear fuel in CANDU heavy water reactors.
•	conduct a front-end engineering and design study for a Lightbridge pilot-scale fuel fabrication facility.

•	demonstrate extrusion with our uranium-zirconium fuel alloy and produce fuel material coupons for irradiation testing.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make a variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. For a discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our financial statements, please see “Critical Accounting Policies and Estimates” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 30, 2023. There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2023.

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

OPERATIONS REVIEW

Financial information is included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Condensed Consolidated Results of Operations - Three Months Ended March 31, 2023 and 2022

The following table presents our historical operating results and the change in amounts for the periods indicated (rounded to millions):

	Three months Ended		Increase	Increase
	March 31,		(Decrease)	(Decrease)
	2023	2022	Change $	Change %
Operating Expenses
General and administrative	$1.9	$1.9	$—	—%
Research and development	$0.4	$0.3	$0.1	33%
Total Operating Expenses	$2.3	$2.2	$0.1	5%

Other Operating Income
Contributed services – research and development	$—	$0.1	$(0.1)	(100)%
Total Other Operating Income	$—	$0.1	$(0.1)	(100)%

Total Operating Loss	$(2.3)	$(2.1)	$0.2	10%
Other Income	$0.3	$0.1	$0.2	200%
Net loss before Income Taxes	$(2.0)	$(2.0)	$—	—%

Net Loss	$(2.0)	$(2.0)	$—	—%

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

Total general and administrative expenses remained consistent for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. There was an increase in stock-based compensation of $0.1 million, offset by a decrease in employee compensation and employee benefits of $0.1 million.

Research and Development

Research and development expenses consist primarily of compensation and related fringe benefits including stock-based compensation and related allocable overhead costs for the research and development of our fuel and contributed services - research and development for the R&D work performed under the GAIN vouchers.

Total R&D expenses increased by $0.1 million for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. This increase was primarily due to an increase in project labor costs incurred from the U.S. National Laboratories of $0.2 million, offset by a net decrease in other R&D costs of $0.1 million.

Due to the nature of our R&D expenditures, cost and schedule, estimates are inherently uncertain and can vary significantly as new information and the outcome of these R&D activities become available. We may have budgetary constraints due primarily to the uncertainty of future liquidity and capital resources available to us to conduct our future R&D activities.

Other Operating Income

There was a decrease in other operating income of $0.1 million due to a decrease in contributed services - research and development of $0.1 million for the three months ended March 31, 2022. Contributed services - research and development are recorded with a charge to R&D expenses and a corresponding amount recorded to contributed services - research and development.

Other Income

There was an increase in other income of $0.2 million due to rising interest rates over the past year which resulted in an increase in interest income earned from the purchase of treasury bills and from our bank savings account for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022.

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

At March 31, 2023, we had cash and cash equivalents of $28.1 million, as compared to $28.9 million at December 31, 2022, a decrease of $0.8 million. We raised net proceeds of $0.7 million from the sale of approximately 0.2 million shares of common stock during the three months ended March 31, 2023. Our net cash used in operating activities for the three months ended March 31, 2023 was $1.5 million and our cash flow projections indicate that we will have continued negative cash flows for the foreseeable future. We are not profitable, and we cannot provide any assurance that we will become profitable in the future. We will continue to incur losses because we are in the early development stage of commercializing our nuclear fuel.

We have approximately $27.5 million of working capital as of the date of this filing. We currently project a negative cash flow from our operations averaging approximately $1.1 million per month for both our general and administrative and R&D expenses, for total expected expenditures of approximately $13.1 million for the next 12 months. Our R&D expenses are expected to increase over the next 12-15 months. Our cash balance at March 31, 2023 and as of the date of this filing exceeds our anticipated cash requirements for the next 12 months. There are inherent uncertainties in forecasting the future required R&D or other expenditures in the future. Once other anticipated agreements are finalized or other future R&D agreements are entered into and the future R&D costs are known, we expect to incur a significantly higher level of future required R&D expenses and higher negative monthly cash flows from operations in the future.

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

The primary source of cash available to us for the next 12 months, in addition to cash and cash equivalents on hand, is the potential funding from equity issuances pursuant to the ATM equity offering sales agreement, as amended, with Stifel, Nicolaus & Company, Incorporated. The Company has an effective shelf registration statement on Form S-3 that was filed with the Securities and Exchange Commission, or SEC, on March 25, 2021, registering the sale of up to $75 million of the Company’s securities and declared effective on April 5, 2021. We filed a prospectus supplement, dated April 4, 2023, with the SEC pursuant to which we may offer and sell shares of common stock having an aggregate offering price of up to $17.9 million from time to time, through the ATM. As of the date of this filing, our calculated public float is below $75.0 million and we are subject to the limitations set forth in General Instruction I.B.6 of Form S-3, which limits the dollar amount of securities that we may offer and sell under the Form S-3 shelf registration statement to one-third of our non-affiliate public float over any 12 calendar month period (the above $17.9 million fundraising limit).

We have no debt or lines of credit and we have financed our operations to date through the sale of our preferred stock and common stock. Management believes that public or private equity investments may be available in the future; however adverse market conditions, in our common stock price and trading volume, as well as other factors could substantially impair our ability to raise capital in the future and continue developing our nuclear fuel.

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

In support of our long-term business with respect to our fuel technology business, we endeavor to create strategic alliances with other parties to support the remaining R&D activities that are required to further enhance and complete the development of our fuel products to a commercial stage. We may be unable to form such strategic alliances on terms acceptable to us or at all.

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

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2023 due to the material weakness in internal control over financial reporting described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2022, in management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2022, management determined that there were control deficiencies concerning the accounting procedures that support the financial reporting process related to recording accounts payable invoices that were received and approved for payment, and such control deficiencies aggregated to a material weakness. Notwithstanding the material weakness, there were no restatements of prior period financial statements, and no changes in previously released financial results were required as a result of the material weakness.

Ongoing Remediation of Previously Identified Material Weakness

The Company’s management, with the oversight of the Audit Committee, has evaluated the material weakness described above and designed a remediation plan to address this material weakness. Implementation of the remediation plan has been underway to address the material weakness, including (i) implementing multiple reviews of the accounting mailbox where accounts payable invoices are received from vendors, which the multiple reviews of the accounting mailbox was first established in 2022 before the identification of the control deficiency (ii) multiple reviews of the weekly accounts payable schedules and activity reports from the Company’s accounting system, and (iii) contacting vendors on a quarterly basis regarding outstanding invoices. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively.

Changes in Internal Control Over Financial Reporting

Except as noted above, there were no changes in the Company’s internal control over financial reporting during the first quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

LIGHTBRIDGE CORPORATION

Date: May 11, 2023	By:	/s/ Seth Grae
	Name:	Seth Grae
	Title:	President, Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Larry Goldman
	Name:	Larry Goldman
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

