Form 10-Q
period 2023-06-30
LIGHTBRIDGE Corp
filed 2023-07-31
CIK 1084554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The number of shares outstanding of the issuer’s common stock, as of July 25, 2023 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	12,569,376

LIGHTBRIDGE CORPORATION

FORM 10-Q

JUNE 30, 2023

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIGHTBRIDGE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$28,204,016	$28,899,997
Prepaid expenses and other current assets	355,619	115,264
Total Current Assets	28,559,635	29,015,261
Other Assets
Prepaid project costs and other long-term assets	489,750	345,000
Trademarks	108,225	108,225
Total Assets	$29,157,610	$29,468,486

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$592,719	$350,331
Total Current Liabilities	592,719	350,331

Commitments and contingencies - Note 5

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 authorized shares, 0 shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value, 25,000,000 authorized, 12,484,799 and 11,900,217 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	12,485	11,900
Additional paid-in capital	176,740,340	173,595,385
Accumulated deficit	(148,187,934)	(144,489,130)
Total Stockholders’ Equity	28,564,891	29,118,155
Total Liabilities and Stockholders’ Equity	$29,157,610	$29,468,486

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTBRIDGE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenue	$—	$—	$—	$—

Operating Expenses
General and administrative	1,596,818	1,439,684	3,462,747	3,353,248
Research and development	366,855	165,476	814,899	428,299
Total Operating Expenses	1,963,673	1,605,160	4,277,646	3,781,547

Other Operating Income
Contributed services - research and development	—	83,501	31,028	206,854
Total Other Operating Income	—	83,501	31,028	206,854
Operating Loss	(1,963,673)	(1,521,659)	(4,246,618)	(3,574,693)

Other Income
Interest income	291,449	19,017	547,814	22,522
Total Other Income	291,449	19,017	547,814	22,522

Net Loss Before Income Taxes	(1,672,224)	(1,502,642)	(3,698,804)	(3,552,171)
Income taxes	—	—	—	—
Net Loss	$(1,672,224)	$(1,502,642)	$(3,698,804)	$(3,552,171)

Net Loss Per Common Share
Basic and Diluted	$(0.14)	$(0.14)	$(0.32)	$(0.34)

Weighted Average Number of Common Shares Outstanding
Basic and Diluted	11,773,594	10,523,238	11,723,941	10,403,922

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTBRIDGE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2023	11,900,217	$11,900	$173,595,385	$(144,489,130)	$29,118,155
Shares issued - registered offerings - net of offering costs	169,978	170	730,882	—	731,052
Shares issued to consultant and directors for services	55,835	56	214,944	—	215,000
Stock-based compensation	—	—	284,360	—	284,360
Net loss for the three months ended March 31, 2023	—	—	—	(2,026,580)	(2,026,580)
Balance - March 31, 2023	12,126,030	$12,126	$174,825,571	$(146,515,710)	$28,321,987

Shares issued - registered offerings - net of offering costs	320,023	320	1,583,010	—	1,583,330
Shares issued pursuant to restricted stock awards	35,088	35	(35)	—	—
Shares issued to consultant for services	3,658	4	14,996	—	15,000
Stock-based compensation	—	—	316,798	—	316,798
Net loss for the three months ended June 30, 2023	—	—	—	(1,672,224)	(1,672,224)
Balance - June 30, 2023	12,484,799	$12,485	$176,740,340	$(148,187,934)	$28,564,891

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2022	9,759,223	$9,759	$161,772,641	$(136,991,273)	$24,791,127
Shares issued - registered offerings - net of offering costs	820,641	822	5,412,041	—	5,412,863
Shares issued to consultant and directors for services	8,810	8	14,992	—	15,000
Stock-based compensation	—	—	264,936	—	264,936
Net loss for the three months ended March 31, 2022	—	—	—	(2,049,529)	(2,049,529)
Balance - March 31, 2022	10,588,674	$10,589	$167,464,610	$(139,040,802)	$28,434,397

Shares issued - registered offerings - net of offering costs	418,530	418	2,181,564	—	2,181,982
Shares issued to consultant for services	1,796	2	14,998	—	15,000
Stock-based compensation	—	—	173,772	—	173,772
Net loss for the three months ended June 30, 2022	—	—	—	(1,502,642)	(1,502,642)
Balance - June 30, 2022	11,009,000	$11,009	$169,834,944	$(140,543,444)	$29,302,509

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTBRIDGE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2023	2022
Operating Activities
Net Loss	$(3,698,804)	$(3,552,171)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Common stock issued for services	15,000	15,000
Stock-based compensation	601,158	438,708

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(240,355)	(295,887)
Prepaid project costs and other long-term assets	(144,750)	—
Accounts payable and accrued liabilities	457,388	326,140
Net Cash Used in Operating Activities	(3,010,363)	(3,068,210)

Investing Activities
Trademarks	—	(6,174)
Net Cash Used in Investing Activities	—	(6,174)

Financing Activities
Net proceeds from the issuance of common stock	2,314,382	7,594,845
Net Cash Provided by Financing Activities	2,314,382	7,594,845

Net (Decrease) Increase in Cash and Cash Equivalents	(695,981)	4,520,461

Cash and Cash Equivalents, Beginning of Period	28,899,997	24,747,613

Cash and Cash Equivalents, End of Period	$28,204,016	$29,268,074

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest paid	$—	$—
Income taxes paid	$—	$—
Non-Cash Financing Activities:
Payment of accrued liabilities with common stock	$215,000	$15,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTBRIDGE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation, Summary of Significant Accounting Policies, and Nature of Operations

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Lightbridge Corporation and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America, including a summary of the Company’s significant accounting policies, have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive condensed consolidated financial statements and should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2022, included in our Annual Report on Form 10-K filed with the SEC on March 30, 2023.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms “Lightbridge,” “Company,” “we,” “us” or “our” mean Lightbridge Corporation and all entities included in our condensed consolidated financial statements.

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

Fair Value of Financial Instruments

In accordance with the provisions of Accounting Standards Codification (“ASC”) 820, Fair Value Measurements the Company determines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between unaffiliated market participants at the measurement date. The Company generally applies the income approach to determine fair value. This method uses valuation techniques to convert future amounts to a single present amount. The measurement is based on the value indicated by current market expectations with respect to the future amounts.

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

Level 1 - Observable inputs such as quoted prices in active markets for identical assets or liabilities;

Level 2 - Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and inputs other than quoted prices that are observable for the asset or liability;

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

The Company’s financial instruments consist principally of cash and cash equivalents, accounts payable and accrued liabilities. The carrying amounts of cash and cash equivalents (which includes U.S. treasury bills), accounts payable and accrued liabilities are considered to be a Level 1 measurement, representative of their respective fair values because of the short-term nature of those instruments. U.S. treasury bills are classified as Level 1 on the fair value hierarchy as there are quoted prices in active markets for identical assets.

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

Cash and Cash Equivalents

The Company may at times invest its excess cash in interest bearing accounts and U.S. treasury bills. It classifies all highly liquid investments with original stated maturities of three months or less from date of purchase as cash equivalents and all highly liquid investments with stated maturities of greater than three months as marketable securities. The Company holds cash balances in excess of the federally insured limits of $250,000. It deems this credit risk not to be significant as cash is held by two prominent financial institutions in 2023 and 2022. The Company buys and holds short-term U.S. treasury bills to maturity. U.S. treasury bills totaled $19.9 million as of June 30, 2023 and December 31, 2022. The remaining $8.3 million and $9.0 million at June 30, 2023 and December 31, 2022, respectively, are on deposit with two prominent financial institutions.

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

Stock-Based Compensation

The stock-based compensation expense incurred by Lightbridge for employees and directors in connection with its equity incentive plan is based on the employee model of ASC 718, and the fair value of any stock options granted is measured at the grant date. In accordance with Accounting Standards Update (“ASU”) 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, options granted to our consultants are accounted for in the same manner as options issued to employees.

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

The Company elected to use the Black-Scholes pricing model to determine the fair value of stock options on the measurement date of the grant for service-based vesting conditions and the Monte-Carlo valuation method for performance-based or market-based vesting conditions for stock options. The Company estimates forfeitures at the time of grant and revises the estimate, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate estimate used for all equity awards was zero, based on the experience of the Company having an insignificant historical forfeiture rate. Shares that are issued to employees upon exercise of the stock options or vesting of Restricted Stock Units (RSUs) or Restricted Stock Awards (RSAs) grants may be issued net of a number of shares with a fair value equal to the required tax withholding requirements to be paid by the Company regarding its tax withholding obligations. As a result, the actual number of shares issued with tax withholding obligations are fewer than the actual number of shares exercised under the stock option or on the dates of vesting of RSU or RSA grants.

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

Recent Accounting Pronouncement

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the complexity associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share for convertible instruments by using the if-converted method. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Adoption is either through a modified retrospective method or a full retrospective method of transition. The Company does not currently have any transactions or instruments to which this standard applies. If in the future, the Company issues new convertible debt, warrants or other instruments, the standard may have a material effect, but it cannot be determined at this time.

Recently Adopted Accounting Pronouncement

The FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326). This standard requires a financial asset to be presented at the net amount expected to be collected. The financial assets of the Company in scope of ASU 2016-13 will primarily be accounts receivable. The Company will estimate an allowance for expected credit losses on accounts receivable that result from the inability of customers to make the required payments. In estimating the allowance for expected credit losses, consideration will be given to the current aging of receivables, historical experience, and a review for potential bad debts. The Company does not expect to have revenue or substantial receivables for the foreseeable future. The Company adopted this guidance on January 1, 2023 and it did not have a material impact since the Company had no outstanding accounts receivable on which to apply this new standard.

Note 2. Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the reporting period, except that it does not include unvested common shares subject to repurchase or cancellation. Diluted net loss per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (see Note 7. Stockholders’ Equity and Stock-Based Compensation). The common stock equivalents of performance-based milestone compensation arrangements are included as potentially dilutive shares only if the performance condition has been met as of the end of the reporting period.

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

The following table sets forth the computation of the basic and diluted loss per share (dollars in millions, except share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Basic
Numerator:
Net loss	$(1.7)	$(1.5)	$(3.7)	$(3.6)
Denominator:
Weighted-average common shares outstanding	11,773,594	10,523,238	11,723,941	10,403,922
Basic net loss per share	$(0.14)	$(0.14)	$(0.32)	$(0.34)

Diluted
Numerator:
Net loss, basic	$(1.7)	$(1.5)	$(3.7)	$(3.6)
Effect of dilutive securities	—	—	—	—
Net loss, diluted	$(1.7)	$(1.5)	$(3.7)	$(3.6)
Denominator:
Weighted average common shares outstanding - basic	11,773,594	10,523,238	11,723,941	10,403,922
Potential common share issuances:
Weighted-average common shares outstanding	11,773,594	10,523,238	11,723,941	10,403,922
Diluted net loss per share	$(0.14)	$(0.14)	$(0.32)	$(0.34)

The following outstanding securities have been excluded from the computation of diluted weighted shares outstanding for the periods noted below, as they would have been anti-dilutive due to the Company’s losses for the three and six months ended June 30, 2023 and 2022 and also because the exercise price of certain of these outstanding securities was greater than the average closing price of the Company’s common stock.

	Three and Six Months Ended
	June 30,
	2023	2022
Stock options outstanding	525,903	520,565
RSAs outstanding	451,404	188,588
Total	977,307	709,153

Note 3. Prepaid Expenses – Current and Long-term Assets

In 2022, the Company entered into agreements with Idaho National Laboratory (INL), in collaboration with the DOE, to support the development of Lightbridge Fuel™. At the time of signing, the Company made advanced payments for future project work totaling $0.4 million to Battelle Energy Alliance, LLC (“BEA”), DOE’s operating contractor for INL. In May 2023, the Company and INL modified the agreements to extend the contract term to May 2029, aligning it with the duration of the irradiation testing and increasing the advanced payments by $0.1 million. The prepaid project costs and other long-term assets were $0.5 million as of June 30, 2023 and $0.4 million as of December 31, 2022.

Note 4. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (rounded in millions):

	June 30,	December 31,
	2023	2022
Trade payables	$0.1	$0.2
Accrued legal and consulting expenses	0.1	0.2
Accrued bonus	0.4	—
Total	$0.6	$0.4

Note 5. Commitments and Contingencies

Commitments

Operating Leases

The Company leased office space for a 12-month term from January 1, 2023 through December 31, 2023 with a monthly payment of approximately $8,000. The future minimum lease payments required under the non-cancellable operating leases for 2023 total $0.1 million. Total rent expense for the three and six months ended June 30, 2023 and June 30, 2022 was approximately $23,000 and $47,000, respectively.

Project Task Statements (Purchase Orders)

The Company has approximately $3.3 million in outstanding project task statement obligations (PTS) to BEA relating to the research and development being conducted under the Strategic Partnership Project Agreement and Cooperative Research and Development Agreement at INL (see Note 6. Research and Development Costs). Performance of work under these agreements may be terminated at any time by either party, without any liability, after the effective date of termination, upon giving a thirty-day written notice under the Strategic Partnership Project Agreement and a sixty-day written notice under the Cooperative Research and Development Agreement, to the other party. In the event of termination, the Company shall be responsible for the BEA’s costs (including the closeout costs), through the effective date of termination, but in no event shall the Company’s cost responsibility exceed the total estimated cost stated in each PTS and any subsequent modification to the PTS.

Note 6. Research and Development Costs

In 2022, Lightbridge entered into agreements with INL, in collaboration with DOE, to support the development of Lightbridge Fuel™. These framework agreements use an innovative structure that consists of an “umbrella” Strategic Partnership Project Agreement and an “umbrella” Cooperative Research and Development Agreement (CRADA), each with BEA, with an initial duration of seven years. Throughout the duration of these umbrella agreements, all R&D work contracted with BEA is through the issuance of PTSs. For the three and six months ended June 30, 2023 the Company recorded $0.1 million and $0.3 million, respectively, in research and development costs associated with INL.

On March 25, 2021, the Company was awarded a second voucher from the DOE’s GAIN program to support development of Lightbridge Fuel™ in collaboration with the Pacific Northwest National Laboratory (PNNL). The scope of this project was to demonstrate Lightbridge’s nuclear fuel casting process using depleted uranium, a key step in the manufacture of Lightbridge Fuel™. The total project value was $0.7 million, with three-quarters of this amount expected to be paid by the DOE for the scope of work performed by PNNL and the remaining amount provided by Lightbridge, by providing in-kind services to the project. The PNNL GAIN voucher project was completed on January 31, 2023. During the three and six months ended June 30, 2023, the Company recorded $0 and $31,000 of contributed services - research and development respectively. During the three and six months ended June 30, 2022, the Company recorded $0.1 million and $0.2 million of contributed services - research and development, respectively, for work that was completed that caused the DOE to incur payment obligations to its contractor related to the GAIN voucher. The Company recorded the corresponding amount as research and development expenses for the work that was completed by the DOE contractor.

The R&D services provided under the GAIN vouchers were utilized by the Company in its ongoing development of its next generation nuclear fuel technology. The Company believes that the amounts paid by the DOE to its contractor for the services provided do not differ materially from what the Company would have paid had it directly contracted for these services for its R&D activity.

Note 7. Stockholders’ Equity and Stock-Based Compensation

At June 30, 2023, the Company had 12,484,799 common shares outstanding (including outstanding RSAs totaling 451,404 shares). Also outstanding were stock options relating to 525,903 shares of common stock (514,513 stock options were vested), all totaling 13,010,702 shares of common stock and all common stock equivalents, outstanding at June 30, 2023.

At December 31, 2022, the Company had 11,900,217 common shares outstanding (including outstanding RSAs totaling 416,316 shares). Also outstanding were stock options relating to 525,903 shares of common stock (514,513 stock options were vested), all totaling 12,426,120 shares of common stock and all common stock equivalents, outstanding at December 31, 2022.

Common Stock Equity Offerings

At-the-Market (ATM) Offerings

On November 9, 2022, the Company filed a prospectus supplement with the SEC pursuant to which the Company may offer and sell shares of common stock having an aggregate offering price of up to $20.0 million from time to time through its ATM. On April 4, 2023, the Company filed an additional prospectus supplement revising the amount available to a total of $17.9 million with $15.8 million available for future share issuances.

The Company records its ATM sales on a settlement date basis. The Company sold approximately 0.5 million shares under the ATM for the six months ended June 30, 2023 resulting in net proceeds of $2.3 million (stock issuance costs were $0.1 million). The Company sold approximately 1.2 million shares under the ATM for the six months ended June 30, 2022 resulting in net proceeds of $7.6 million (stock issuance costs were $0.3 million).

Stock-based Compensation

2020 Equity Incentive Plan

On March 9, 2020, the Board of Directors adopted the Company’s 2020 Omnibus Incentive Plan (the “2020 Plan”). On September 3, 2020, the shareholders approved the 2020 Plan to authorize grants of the following types of awards (a) Options, (b) Stock Appreciation Rights, (c) Restricted Stock and Restricted Stock Units, and (d) Other Stock-Based and Cash-Based Awards. The number of shares of common stock available for issuance under the 2020 Plan is 1,800,000 shares.

Stock Options

During the six months ended June 30, 2023, the Company issued 21,241 stock options to one consultant. These options were assigned a fair value of $1.07 per share (total fair value of $22,830). During the six months ended June 30, 2022, the Company issued 13,514 stock options to one consultant. These options were assigned a fair value of $3.70 per share (total fair value of $50,000). The value was determined using the Black-Scholes pricing model. The following assumptions for these option grants were used in the Black-Scholes pricing model:

	June 30, 2023	June 30, 2022
Expected volatility	68.13%	115.37%
Risk free interest rate	4.88%	1.02%
Dividend yield rate	—	—
Weighted average years	1 year	2 years
Closing price per share - common stock	$4.31	$6.27

Common Share Issuances

For the six months ended June 30, 2023 and 2022, the Company issued 7,408 shares and 4,058 shares of common stock, respectively, to its investor relations firm for services provided during the period.

On December 15, 2022, the Board of Directors approved an equity grant valued at $200,000 in total to its five directors, which resulted in the issuance of a total of 52,085 shares of common stock to the five directors, valued on the grant date at $3.84 per share and issued on January 3, 2023.

On November 18, 2021, the Board of Directors approved an equity grant valued at $210,000 in total to its six directors, which resulted in the issuance of a total of 19,644 shares of common stock to the six directors, valued on the grant date at $10.69 per share. There were 13,096 common shares issued to four directors on November 18, 2021 and the remaining 6,548 shares of common stock were issued to the two remaining directors on January 1, 2022.

Restricted Stock Awards Issued

On May 3, 2023, the Board of Directors approved an equity grant valued at $120,000 to one new officer of the Company, which resulted in the issuance of a total of 35,088 shares of common stock to the new employee, valued on the grant date at $3.42 per share and issued on May 3, 2023. These RSAs vest annually in equal installments over 3 years. These 35,088 shares were included in the total outstanding common shares at June 30, 2023 and compensation expense will be recognized straight line over the three-year vesting period.

As of June 30, 2023 and December 31, 2022, there were 451,404 and 416,316 RSAs included in the total issued and outstanding common stock, respectively. Compensation expense is recognized straight line over the three-year vesting period. A total of $0.6 million and $0.4 million of compensation expense was recorded for the six months ended June 30, 2023 and June 30, 2022, respectively, for the RSAs.

As of June 30, 2023, there was $2.2 million of total unrecognized compensation cost related to these unvested RSAs. The compensation expense will be recognized on a straight-line basis over the three-year vesting period and the total unrecognized compensation is expected to be recognized over a weighted-average period of 2.02 years.

The components of total stock-based compensation expense included in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022 are as follows (rounded in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
General and administrative expenses	$0.3	$0.2	$0.5	$0.4
Research and development expenses	$—	$—	$0.1	$—
Total stock-based compensation expense	$0.3	$0.2	$0.6	$0.4

Note 8. Related Party Transactions

On February 9, 2022, the Company entered into an agreement with We Don’t Have Time Inc. (“WDHT”), an organization with a social media network platform dealing with the climate crisis, pursuant to which WDHT provides a variety of climate-change related consulting services to the Company and the Company pays a monthly membership fee of $1,200 to WDHT. Dr. Chakraborty, a member of the Company’s Board of Directors, is also the CEO of WDHT’s US division. For the three months ended June 30, 2023 and 2022, the Company incurred $3,600, in dues paid to WDHT. For the six-months ended June 30, 2023 and 2022, the Company incurred $7,200, in dues paid to WDHT.

In addition, for the three months and six-months ended June 30, 2022, the Company incurred $35,000 and $85,000, respectively, in fees to WDHT to attend two conferences in which the Company participated with WDHT to promote the Company’s nuclear fuel.

Note 9. Subsequent Events

Sales of common stock under the Company’s ATM from July 1, 2023 to July 31, 2023 amounted to approximately 82,000 shares, which resulted in total net proceeds of approximately $0.4 million.

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

•	dependence on strategic partners;

•	any adverse changes to our agreements or relationship with the U.S. government and its national laboratories;

•	our ability to fund our future operations, including general corporate overhead and outside research and development costs, and continue as a going concern;

•	the demand for our fuel for nuclear reactors and our ability to attract customers;

•	our ability to manage the business effectively in a rapidly evolving market;

•	our ability to employ and retain qualified employees and consultants that have experience in the nuclear industry;

•	competition and competitive factors in the markets in which we compete, including from accident tolerant fuels;

•	the availability of nuclear test reactors and the risks associated with unexpected changes in our nuclear fuel development timeline;

•	the increased costs associated with metallization of our nuclear fuel;

•	uncertainties related to conducting business in foreign countries;

•	public perception of nuclear energy generally;

•	changes in laws, rules, and regulations governing our business;

•	changes in the political environment;

•	development and utilization of, and challenges to, our intellectual property domestically and abroad;

•	the trading price of our securities is likely to be volatile, and purchasers of our securities could incur substantial losses; and

•	the other risks and uncertainties identified in Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Our Business

At Lightbridge we are developing the next generation of nuclear fuel to impact, in a meaningful way, the world’s climate and energy security problems. Our nuclear fuel could significantly improve the economics and safety of existing and new nuclear power plants, large and small, enhance proliferation resistance of spent nuclear fuel, and have a meaningful impact on addressing climate change and air pollution, all while benefiting national security. We project that the world’s energy and climate needs can only be met if nuclear power’s share of the energy-generating mix grows substantially in the coming decades. We believe Lightbridge can benefit from a growing nuclear power industry, and we believe our nuclear fuel can help enable that growth to happen.

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

Development of Lightbridge Fuel™

We believe our metallic fuel can be used in different types of water-cooled commercial power reactors, such as pressurized water reactors (PWRs), boiling-water reactors (BWRs), Russian-designed water-cooled, water-moderated energetic reactors (VVERs), Canadian Deuterium Uranium (CANDUs), water-cooled SMRs, and water-cooled research reactors.

We have obtained patent validation in key countries (in our judgement) and will continue to seek patent validation in countries that either currently operate or are expected to build and operate a large number of nuclear power reactors compatible with our fuel technology.

Recent Developments

HALEU Consortium Membership

To support establishment of domestic high-assay low-enriched uranium (HALEU) infrastructure, the DOE announced on December 7, 2022 the creation of a HALEU Consortium. According to the DOE, the purposes of the HALEU Consortium include: (i) providing the Secretary of Energy HALEU demand estimates for domestic commercial use, (ii) purchasing HALEU made available to members for commercial use under the program, (iii) carrying out demonstration projects using HALEU under the program, and (iv) identifying actionable opportunities to improve the reliability of the HALEU supply chain. On December 15, 2022, the Company submitted a formal request to the DOE to join the HALEU Consortium to mitigate HALEU supply risk. On January 12, 2023, the Company received written confirmation from the DOE of Lightbridge’s membership in the HALEU Consortium.

Idaho National Laboratory Agreements

In the second half of 2022, Lightbridge entered into agreements with Idaho National Laboratory (INL), in collaboration with the DOE, to support the development of Lightbridge Fuel™. The framework agreements use an innovative structure that consists of an “umbrella” Strategic Partnership Project Agreement (SPP) and an “umbrella” Cooperative Research and Development Agreement (CRADA), each with Battelle Energy Alliance, LLC, the DOE’s operating contractor for INL, with an initial duration of seven years.

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

During the first quarter of 2023, we worked with INL to complete and issue a Quality Implementation Plan (QIP) for our collaborative project at INL. The QIP was an essential first step to ensure all future work performed at INL on the project would be conducted in accordance with nuclear quality assurance requirements of the U.S. Nuclear Regulatory Commission. We are currently working with INL to demonstrate casting of delta-phase uranium-zirconium ingots with depleted uranium using existing INL equipment.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make a variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. For a discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our financial statements, please see “Critical Accounting Policies and Estimates” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 30, 2023. There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2023.

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

OPERATIONS REVIEW

Financial information is included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Condensed Consolidated Results of Operations - Three Months Ended June 30, 2023 and 2022

The following table presents our historical operating results and the change in amounts for the periods indicated (rounded to millions):

	Three Months Ended		Increase	Increase
	June 30,		(Decrease)	(Decrease)
	2023	2022	Change $	Change %
Operating Expenses
General and administrative	$1.6	$1.4	$0.2	14%
Research and development	$0.4	$0.2	$0.2	100%
Total Operating Expenses	$2.0	$1.6	$0.4	25%

Other Operating Income
Contributed services - research and development	$—	$0.1	$(0.1)	(100)%
Total Other Operating Income	$—	$0.1	$(0.1)	(100)%

Total Operating Loss	$(2.0)	$(1.5)	$0.5	33%
Other Income	$0.3	$—	$0.3	—%
Net loss before Income Taxes	$(1.7)	$(1.5)	$0.2	13%

Net Loss	$(1.7)	$(1.5)	$0.2	13%

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

Total general and administrative expenses increased by $0.2 million for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. There was an increase in stock-based compensation of $0.1 million, and an increase in professional fees of $0.1 million.

Research and Development

Research and development expenses consist primarily of compensation and related fringe benefits including stock-based compensation and related allocable overhead costs for the research and development of our fuel and contributed services – research and development for the R&D work performed under the GAIN vouchers.

Total R&D expenses increased by $0.2 million for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. This increase was primarily due to an increase in project labor costs incurred from the U.S. National Laboratories of $0.1 million, and an increase in payroll of $0.1 million, and an increase in consulting fees of $0.1 million, and offset by a decrease in other R&D costs of $0.1 million.

Due to the nature of our R&D expenditures, cost and schedule, estimates are inherently uncertain and can vary significantly as new information and the outcome of these R&D activities become available. We may have budgetary constraints due primarily to the uncertainty of future liquidity and capital resources available to us to conduct our future R&D activities.

Other Operating Income

There was a decrease in other operating income of $0.1 million due to a decrease in contributed services – research and development of $0.1 million for the three months ended June 30, 2022 due to the GAIN voucher project that was completed in the first quarter of 2023. There are no outstanding GAIN vouchers. Contributed services – research and development are recorded with a charge to R&D expenses and a corresponding amount recorded to contributed services – research and development.

Other Income

There was an increase in other income of $0.3 million due to rising treasury bill interest rates over the past year, which resulted in an increase in interest income earned from the purchase of treasury bills and from our bank savings account for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022.

Condensed Consolidated Results of Operations – Six Months Ended June 30, 2023 and 2022

The following table presents our historical operating results and the change in amounts for the periods indicated (rounded to millions):

	Six Months Ended		Increase	Increase
	June 30,		(Decrease)	(Decrease)
	2023	2022	Change $	Change %
Operating Expenses
General and administrative	$3.4	$3.4	$—	—%
Research and development	$0.8	$0.4	$0.4	100%
Total Operating Expenses	$4.2	$3.8	$0.4	11%

Other Operating Income
Contributed services – research and development	$—	$0.2	$(0.2)	(100)%
Total Other Operating Income	$—	$0.2	$(0.2)	(100)%

Total Operating Loss	$(4.2)	$(3.6)	$0.6	17%
Other Income	$0.5	$—	$0.5	—%
Net loss before Income Taxes	$(3.7)	$(3.6)	$0.1	3%

Net Loss	$(3.7)	$(3.6)	$0.1	3%

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

Total general and administrative expenses remained consistent for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. There was an increase in stock-based compensation of $0.2 million and an increase in professional fees of $0.1 million, offset by a decrease in employee compensation and employee benefits of $0.1 million and a decrease in insurance, promotion, and other general and administrative expenses of $0.2 million.

Research and Development

Research and development expenses consist primarily of compensation and related fringe benefits including stock-based compensation and related allocable overhead costs for the research and development of our fuel and contributed services – research and development for the R&D work performed under the GAIN vouchers.

Total R&D expenses increased by $0.4 million for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. This increase was primarily due to an increase in project labor costs incurred from the U.S. National Laboratories of $0.3 million, an increase in consulting expense of $0.1 million, and an increase in employee compensation and employee benefits of $0.1 million, offset by a net decrease in other R&D costs of $0.1 million.

Due to the nature of our R&D expenditures, cost and schedule, estimates are inherently uncertain and can vary significantly as new information and the outcome of these R&D activities become available. We may have budgetary constraints due primarily to the uncertainty of future liquidity and capital resources available to us to conduct our future R&D activities.

Other Operating Income

There was a decrease in other operating income of $0.2 million related to a decrease in contributed services – research and development for the six months ended June 30, 2022 due to the GAIN voucher project that was completed in the first quarter 2023. There are no outstanding GAIN vouchers. Contributed services – research and development are recorded with a charge to R&D expenses and a corresponding amount recorded to contributed services – research and development.

Other Income

There was an increase in other income of $0.5 million due to rising treasury bill interest rates over the past year which resulted in an increase in interest income earned from the purchase of treasury bills and from our bank savings account for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022.

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

At June 30, 2023, we had cash and cash equivalents of $28.2 million, as compared to $28.9 million at December 31, 2022, a decrease of $0.7 million. We raised net proceeds of $2.3 million from the sale of approximately 0.5 million shares of common stock during the six months ended June 30, 2023. Our net cash used in operating activities for the six months ended June 30, 2023 was $3.0 million and our cash flow projections indicate that we will have continued negative cash flows for the foreseeable future. We are not profitable, and we cannot provide any assurance that we will become profitable in the future. We will continue to incur losses because we are in the early development stage of commercializing our nuclear fuel.

We have approximately $28.2 million of working capital as of the date of this filing. We currently project a negative cash flow from our operations for both our general and administrative and R&D expenses, resulting in total expected expenditures of approximately $12.7 million for the next 12 months. Our R&D expenses are expected to increase over the next 12-15 months. Our cash balance at June 30, 2023 and as of the date of this filing exceeds our anticipated cash requirements for the next 12 months. There are inherent uncertainties in forecasting the future required R&D or other expenditures in the future. Once other anticipated agreements are finalized or other future R&D agreements are entered into and the future R&D costs are known, we expect to incur a significantly higher level of future required R&D expenses and higher negative monthly cash flows from operations in the future.

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

The primary source of cash available to us for the next 12 months, in addition to cash and cash equivalents on hand, is the potential funding from equity issuances pursuant to the At-the-Market (ATM) equity offering sales agreement, as amended, with Stifel, Nicolaus & Company, Incorporated. The Company has an effective shelf registration statement on Form S-3 that was filed with the Securities and Exchange Commission, or SEC, on March 25, 2021, registering the sale of up to $75 million of the Company’s securities and declared effective on April 5, 2021. We filed a prospectus supplement, dated April 4, 2023, with the SEC pursuant to which we may offer and sell shares of common stock having an aggregate offering price of up to $17.9 million from time to time, through the ATM. We may file another prospectus supplement with the SEC after we have sold $17.9 million of our common stock under this prospectus supplement.

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

Short-Term and Long-Term Liquidity Sources

As discussed above, we will seek new financing in order to bring us additional sources of capital, depending on the capital market conditions of our common stock. There can be no assurance that these additional sources of capital will be made available to us. The primary potential sources of cash that may be available to us are as follows:

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

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2023 due to the material weakness in internal control over financial reporting described below.

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

Ongoing Remediation of Previously Identified Material Weakness

The Company’s management, with the oversight of the Audit Committee, has evaluated the material weakness described above and designed a remediation plan to address this material weakness. Implementation of the remediation plan has been underway to address the material weakness, including (i) implementing multiple reviews of the accounting mailbox where accounts payable invoices are received from vendors, (ii) multiple reviews of the weekly accounts payable schedules and activity reports from the Company’s accounting system, and (iii) contacting vendors on a quarterly basis regarding outstanding invoices. The material weakness is not considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively.

Changes in Internal Control Over Financial Reporting

Except as noted above, there were no changes in the Company’s internal control over financial reporting during the second quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

EXHIBIT INDEX -

Exhibit Number	Description
10.1	Amended Lightbridge Corporation 2020 Omnibus Incentive Plan (incorporated by reference to Appendix A to the definitive proxy statement filed on April 3, 2023).

31.1	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Accounting Officer

32	Section 1350 Certifications

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTBRIDGE CORPORATION

Date: July 31, 2023	By:	/s/ Seth Grae
	Name:	Seth Grae
	Title:	President, Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Larry Goldman
	Name:	Larry Goldman
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

