Form 10-Q
period 2023-09-30
LIGHTBRIDGE Corp
filed 2023-10-31
CIK 1084554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the issuer’s common stock, as of October 30, 2023 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	12,962,771

LIGHTBRIDGE CORPORATION

FORM 10-Q

SEPTEMBER 30, 2023

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIGHTBRIDGE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$29,235,892	$28,899,997
Prepaid expenses and other current assets	252,403	115,264
Total Current Assets	29,488,295	29,015,261
Other Assets
Prepaid project costs and other long-term assets	486,375	345,000
Trademarks	108,865	108,225
Total Assets	$30,083,535	$29,468,486

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$875,639	$350,331
Total Current Liabilities	875,639	350,331

Commitments and contingencies - Note 5

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 authorized shares, 0 shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value, 25,000,000 authorized, 12,934,226 shares and 11,900,217 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	12,934	11,900
Additional paid-in capital	179,222,724	173,595,385
Accumulated deficit	(150,027,762)	(144,489,130)
Total Stockholders’ Equity	29,207,896	29,118,155
Total Liabilities and Stockholders’ Equity	$30,083,535	$29,468,486

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTBRIDGE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenue	$—	$—	$—	$—

Operating Expenses
General and administrative	1,609,142	2,023,937	5,071,889	5,377,185
Research and development	552,751	172,871	1,367,650	601,170
Total Operating Expenses	2,161,893	2,196,808	6,439,539	5,978,355

Other Operating Income
Contributed services - research and development	—	71,335	31,028	278,189
Total Other Operating Income	—	71,335	31,028	278,189
Operating Loss	(2,161,893)	(2,125,473)	(6,408,511)	(5,700,166)

Other Income
Interest income	322,065	87,943	869,879	110,465
Total Other Income	322,065	87,943	869,879	110,465

Net Loss Before Income Taxes	(1,839,828)	(2,037,530)	(5,538,632)	(5,589,701)
Income taxes	—	—	—	—
Net Loss	$(1,839,828)	$(2,037,530)	$(5,538,632)	$(5,589,701)

Net Loss Per Common Share
Basic and Diluted	$(0.15)	$(0.18)	$(0.47)	$(0.53)

Weighted Average Number of Common Shares Outstanding
Basic and Diluted	12,252,342	11,085,657	11,902,010	10,633,664

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTBRIDGE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2023	11,900,217	$11,900	$173,595,385	$(144,489,130)	$29,118,155
Shares issued - registered offerings - net of offering costs	169,978	170	730,882	—	731,052
Shares issued to consultant and directors for services	55,835	56	214,944	—	215,000
Stock-based compensation	—	—	284,360	—	284,360
Net loss for the three months ended March 31, 2023	—	—	—	(2,026,580)	(2,026,580)
Balance - March 31, 2023	12,126,030	$12,126	$174,825,571	$(146,515,710)	$28,321,987

Shares issued - registered offerings - net of offering costs	320,023	320	1,583,010	—	1,583,330
Shares issued pursuant to restricted stock awards	35,088	35	(35)		—
Shares issued to consultant for services	3,658	4	14,996	—	15,000
Stock-based compensation	—	—	316,798	—	316,798
Net loss for the three months ended June 30, 2023	—	—	—	(1,672,224)	(1,672,224)
Balance - June 30, 2023	12,484,799	$12,485	$176,740,340	$(148,187,934)	$28,564,891

Shares issued - registered offerings - net of offering costs	446,850	447	2,166,657	—	2,167,104
Shares issued to consultant for services	2,577	2	14,998	—	15,000
Stock-based compensation	—	—	300,729	—	300,729
Net loss for the three months ended September 30, 2023	—	—	—	(1,839,828)	(1,839,828)
Balance - September 30, 2023	12,934,226	$12,934	$179,222,724	$(150,027,762)	$29,207,896

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTBRIDGE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Continued)

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

LIGHTBRIDGE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2023	2022
Operating Activities
Net Loss	$(5,538,632)	$(5,589,701)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Common stock issued for services	30,000	30,000
Stock-based compensation	901,887	614,367

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(137,139)	(192,467)
Prepaid project costs and other long-term assets	(141,375)	—
Accounts payable and accrued liabilities	740,308	1,033,865
Net Cash Used in Operating Activities	(4,144,951)	(4,103,936)

Investing Activities
Trademarks	(640)	(6,174)
Net Cash Used in Investing Activities	(640)	(6,174)

Financing Activities
Net proceeds from the issuance of common stock	4,481,486	10,646,998
Net Cash Provided by Financing Activities	4,481,486	10,646,998

Net Increase in Cash and Cash Equivalents	335,895	6,536,888

Cash and Cash Equivalents, Beginning of Period	28,899,997	24,747,613

Cash and Cash Equivalents, End of Period	$29,235,892	$31,284,501

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest paid	$—	$—
Income taxes paid	$—	$—
Non-Cash Financing Activities:
Payment of accrued liabilities with common stock	$215,000	$15,000

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

Fair Value of Financial Instruments

In accordance with the provisions of Accounting Standards Codification (ASC) 820, Fair Value Measurements the Company determines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between unaffiliated market participants at the measurement date. The Company generally applies the income approach to determine fair value. This method uses valuation techniques to convert future amounts to a single present amount. The measurement is based on the value indicated by current market expectations with respect to the future amounts.

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

Level 2 - Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and inputs other than quoted prices that are observable for the asset or liability; and

Level 3 - Unobservable inputs that reflect management’s assumptions.

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

Cash and Cash Equivalents

The Company may at times invest its excess cash in interest bearing accounts and U.S. treasury bills. It classifies all highly liquid investments with original stated maturities of three months or less from date of purchase as cash equivalents and all highly liquid investments with stated maturities of greater than three months as marketable securities. The Company holds cash balances in excess of the federally insured limits of $250,000. It deems this credit risk not to be significant as cash is held by two prominent financial institutions in 2023 and 2022. The Company buys and holds short-term U.S. treasury bills to maturity. U.S. treasury bills totaled $19.9 million as of September 30, 2023 and December 31, 2022. The remaining $9.3 million and $9.0 million at September 30, 2023 and December 31, 2022, respectively, are on deposit with two prominent financial institutions.

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

Subtopic 958-605 requires that nonfinancial assets, which includes services, such as the R&D services provided under the Gateway for Accelerated Innovation in Nuclear (GAIN) vouchers described in Note 6, be shown on a gross method at the fair value of the services contributed, with contributed services - research and development shown as other operating income and the related costs as a charge to R&D expense, rather than depicting contributed services - research and development as a reduction of R&D expense. The fair value of contributed services was determined by the cost of professional time and materials which were charged by the subcontractor who fulfilled the services contributed under the grant award. The principal market used to arrive at fair value is the market in which the Company operates.

Stock-Based Compensation

The stock-based compensation expense incurred by Lightbridge for employees and directors in connection with its equity incentive plan is based on the employee model of ASC 718, and the fair value of any stock options granted is measured at the grant date. In accordance with Accounting Standards Update (ASU) 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, options granted to our consultants are accounted for in the same manner as options issued to employees.

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

The Company elected to use the Black-Scholes pricing model to determine the fair value of stock options on the measurement date of the grant for service-based vesting conditions and the Monte-Carlo valuation method for performance-based or market-based vesting conditions for stock options. The Company estimates forfeitures at the time of grant and revises the estimate, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate estimate used for all equity awards was zero, based on the experience of the Company having an insignificant historical forfeiture rate. Shares that are issued to employees upon exercise of the stock options or vesting of Restricted Stock Units (RSUs) or Restricted Stock Awards (RSAs) grants may be issued net of a number of shares with a fair value equal to the amount required to satisfy applicable tax withholding requirements. As a result, the actual number of shares issued with tax withholding obligations are fewer than the actual number of shares exercised under the stock option or on the dates of vesting of RSU or RSA grants.

The Company grants two types of RSAs. The first type is an award of our shares that have full voting rights and dividend rights (with dividends paid upon vesting of the RSA) but are restricted with regard to sale or transfer before vesting. These restrictions lapse as the award vests. The shares are forfeited and returned to the Company if they do not vest. The RSAs are included in common stock issued and outstanding and are considered contingently issuable in the calculation of weighted-average shares outstanding for purposes of calculating earnings per share. The condensed consolidated statement of changes in stockholders’ equity shows the initial grant of RSAs as a reclassification from additional paid-in capital to common stock, with any compensation expense related to the RSAs included in stock-based compensation. The second type of RSAs that can be granted by the Company can have only performance conditions. These RSAs do not have voting and dividend rights until they vest as ordinary common shares and are not included in common stock issued and outstanding.

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

The treasury stock method is used in calculating diluted net loss per share for potentially dilutive stock options, which assumes that any proceeds received from the exercise of in-the-money stock options would be used to purchase common shares at the average market price for the period, unless including the effects of these potentially dilutive securities would be anti-dilutive.

The following table sets forth the computation of the basic and diluted loss per share (dollars in millions, except share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Basic
Numerator:
Net loss attributable to common stockholders	$(1.8)	$(2.0)	$(5.5)	$(5.6)
Denominator:
Weighted-average common shares outstanding	12,252,342	11,085,657	11,902,010	10,633,664
Basic net loss per share	$(0.15)	$(0.18)	$(0.47)	$(0.53)

Diluted
Numerator:
Net loss attributable to common stockholders, basic	$(1.8)	$(2.0)	$(5.5)	$(5.6)
Effect of dilutive securities	—	—	—	—
Net loss, diluted	$(1.8)	$(2.0)	$(5.5)	$(5.6)
Denominator:
Weighted average common shares outstanding - basic	12,252,342	11,085,657	11,902,010	10,633,664
Potential common share issuances:
Weighted-average common shares outstanding	12,252,342	11,085,657	11,902,010	10,633,664
Diluted net loss per share	$(0.15)	$(0.18)	$(0.47)	$(0.53)

The following outstanding securities have been excluded from the computation of diluted weighted shares outstanding for the periods noted below, as they would have been anti-dilutive due to the Company’s losses for the three and nine months ended September 30, 2023 and 2022 and also because the exercise price of certain of these outstanding securities was greater than the average closing price of the Company’s common stock.

	Three and Nine Months Ended
	September 30,
	2023	2022
Stock options outstanding	503,843	525,903
RSAs outstanding	451,404	188,588
Total	955,247	714,491

Note 3. Prepaid Expenses - Current and Long-term Assets

In 2022, the Company entered into agreements with Idaho National Laboratory (INL), in collaboration with the DOE, to support the development of Lightbridge Fuel™. At the time of signing, the Company made advanced payments for future project work totaling $0.4 million to Battelle Energy Alliance, LLC (BEA), DOE’s operating contractor for INL. In May 2023, the Company and INL modified the agreements to extend the contract term to May 2029, aligning it with the duration of the irradiation testing and increasing the advanced payments by $0.1 million. The prepaid project costs and other long-term assets were $0.5 million as of September 30, 2023 and $0.4 million as of December 31, 2022.

Note 4. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (rounded in millions):

	September 30,	December 31,
	2023	2022
Trade payables	$0.1	$0.2
Accrued legal and consulting expenses	0.1	0.2
Accrued bonus	0.7	—
Total	$0.9	$0.4

Note 5. Commitments and Contingencies

Commitments

Operating Leases

The Company leased office space for a 12-month term from January 1, 2023 through December 31, 2023 with a monthly payment of approximately $8,000. The future minimum lease payments required under the non-cancellable operating leases for 2023 totaled $23,000. Total rent expense for the three and nine months ended September 30, 2023 was approximately $23,000 and $70,000, respectively. Total rent expense for the three and nine months ended September 30, 2022 was approximately $23,000 and $70,000, respectively.

Project Task Statements (Purchase Orders)

The Company has approximately $3.1 million in outstanding project task statement (PTS) commitments to BEA relating to the R&D work being conducted under the Strategic Partnership Project Agreement and Cooperative Research and Development Agreement at INL (see Note 6. Research and Development Costs). Performance of work under these agreements may be terminated at any time by either party, without any liability, after the effective date of termination, upon giving a thirty-day written notice under the Strategic Partnership Project Agreement and a sixty-day written notice under the Cooperative Research and Development Agreement, to the other party. In the event of termination, the Company shall be responsible for BEA’s costs (including the closeout costs), through the effective date of termination, but in no event shall the Company’s cost responsibility exceed the total estimated cost stated in each PTS and any subsequent modification to the PTS.

Note 6. Research and Development Costs

In 2022, Lightbridge entered into agreements with BEA, to support the development of Lightbridge Fuel™. These framework agreements use an innovative structure that consists of an “umbrella” Strategic Partnership Project Agreement and an “umbrella” Cooperative Research and Development Agreement, with an initial duration of seven years. Throughout the duration of these umbrella agreements, all R&D work contracted with BEA is through the issuance of PTSs. For the three and nine months ended September 30, 2023 the Company recorded $0.2 million and $0.5 million, respectively, in research and development costs associated with INL.

On March 25, 2021, the Company was awarded a second voucher from the DOE’s GAIN program to support development of Lightbridge Fuel™ in collaboration with the Pacific Northwest National Laboratory (PNNL). The scope of this project was to demonstrate Lightbridge’s nuclear fuel casting process using depleted uranium, a key step in the manufacture of Lightbridge Fuel™. The total project value was $0.7 million, with three-quarters of this amount expected to be paid by the DOE for the scope of work performed by PNNL and the remaining amount provided by Lightbridge, by providing in-kind services to the project. The PNNL GAIN voucher project was completed on January 31, 2023. During the three and nine months ended September 30, 2023, the Company recorded zero dollars and $31,000 of contributed services - research and development, respectively. During the three and nine months ended September 30, 2022, the Company recorded $0.1 million and $0.3 million of contributed services - research and development, respectively, for work that was completed that caused the DOE to incur payment obligations to its contractor related to the GAIN voucher. The Company recorded the corresponding amount as R&D expenses for the work that was completed by the DOE contractor.

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

Note 7. Stockholders’ Equity and Stock-Based Compensation

At September 30, 2023, the Company had 12,934,226 common shares outstanding (including outstanding RSAs totaling 451,404 shares). Also outstanding were stock options relating to 503,843 shares of common stock (491,233 stock options were vested), all totaling 13,438,069 shares of common stock and all common stock equivalents, outstanding at September 30, 2023.

At December 31, 2022, the Company had 11,900,217 common shares outstanding (including outstanding RSAs totaling 416,316 shares). Also outstanding were stock options relating to 525,903 shares of common stock (514,513 stock options were vested), all totaling 12,426,120 shares of common stock and all common stock equivalents, outstanding at December 31, 2022.

Common Stock Equity Offerings

At-the-Market (ATM) Offerings

On November 9, 2022, the Company filed a prospectus supplement with the SEC pursuant to which the Company may offer and sell shares of common stock having an aggregate offering price of up to $20.0 million from time to time through its ATM. On April 4, 2023, the Company filed an additional prospectus supplement revising the amount available to a total of $17.9 million with $13.9 million available for future share issuances as of September 30, 2023.

The Company records its ATM sales on a settlement date basis. The Company sold approximately 0.9 million shares under the ATM for the nine months ended September 30, 2023 resulting in net proceeds of $4.5 million (stock issuance costs were $0.2 million). The Company sold approximately 1.8 million shares under the ATM for the nine months ended September 30, 2022 resulting in net proceeds of $10.6 million (stock issuance costs were $0.5 million).

Stock-based Compensation

2020 Equity Incentive Plan

On March 9, 2020, the Board of Directors adopted the Company’s 2020 Omnibus Incentive Plan (the 2020 Plan). On September 3, 2020, the shareholders approved the 2020 Plan to authorize grants of the following types of awards (a) Options, (b) Stock Appreciation Rights, (c) Restricted Stock and Restricted Stock Units, and (d) Other Stock-Based and Cash-Based Awards. The number of shares of common stock available for issuance under the 2020 Plan is 1,800,000 shares.

Stock Options

During the nine months ended September 30, 2023, the Company issued 28,538 stock options to two consultants. These options were assigned a fair value of $1.68 per share (total fair value of $47,830). During the nine months ended September 30, 2022, the Company issued 18,852 stock options to two consultants. These options were assigned a weighted average fair value of $3.98 per share (total fair value of $75,002). The value was determined using the Black-Scholes pricing model. The following assumptions for these option grants were used in the Black-Scholes pricing model:

September 30,
	2023	2022
Expected volatility	68.13%-95.7%	97.58%-115.37%
Risk free interest rate	4.21%-4.88%	1.02%-3.275%
Dividend yield rate	—	—
Weighted average years	1 – 6 years	2 -6 years
Closing price per share - common stock	4.31 - 4.35	$5.93 - $6.27

Common Share Issuances

For the nine months ended September 30, 2023 and 2022, the Company issued 9,985 shares and 7,276 shares of common stock, respectively, to its investor relations firm for services provided during the period.

On December 15, 2022, the Board of Directors approved an equity grant valued at $200,000 in total to its five independent directors, which resulted in the issuance of a total of 52,085 shares of common stock to the five independent directors, valued on the grant date at $3.84 per share and issued on January 3, 2023.

On November 18, 2021, the Board of Directors approved an equity grant valued at $210,000 in total to its six independent directors, which resulted in the issuance of a total of 19,644 shares of common stock to the six independent directors, valued on the grant date at $10.69 per share. There were 13,096 common shares issued to four independent directors on November 18, 2021 and the remaining 6,548 shares of common stock were issued to the two remaining independent directors on January 1, 2022.

Restricted Stock Awards Issued

On May 3, 2023, the Board of Directors approved an RSA equity grant valued at $120,000 to one new officer of the Company, which resulted in the issuance of a total of 35,088 shares of common stock to the new employee, valued on the grant date at $3.42 per share and issued on May 3, 2023. These RSAs vest annually in equal installments over 3 years. These 35,088 shares were included in the total outstanding common shares at September 30, 2023 and compensation expense will be recognized straight line over the three-year vesting period.

As of September 30, 2023 and December 31, 2022, there were 451,404 and 416,316 RSAs included in the total issued and outstanding common stock, respectively. Compensation expense is recognized straight line over the three-year vesting period. A total of $0.9 million and $0.4 million of compensation expense was recorded for the nine months ended September 30, 2023 and September 30, 2022, respectively, for the RSAs.

As of September 30, 2023, there was $1.9 million of total unrecognized compensation cost related to these unvested RSAs. The compensation expense will be recognized on a straight-line basis over the three-year vesting period and the total unrecognized compensation is expected to be recognized over a weighted-average period of 1.79 years.

The components of total stock-based compensation expense included in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022 are as follows (rounded in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
General and administrative expenses	$0.3	$0.2	$0.8	$0.6
Research and development expenses	—	—	0.1	—
Total stock-based compensation expense	$0.3	$0.2	$0.9	$0.6

Note 8. Related Party Transactions

On February 9, 2022, the Company entered into an agreement with We Don’t Have Time Inc. (WDHT), an organization with a social media network platform dealing with the climate crisis, pursuant to which WDHT provides a variety of climate-change related consulting services to the Company and the Company pays a monthly membership fee of $1,200 to WDHT. Dr. Chakraborty, a member of the Company’s Board of Directors, is also the CEO of WDHT’s US division. For the three months ended September 30, 2023 and 2022, the Company incurred $3,600, in dues paid to WDHT. For the nine months ended September 30, 2023 and 2022, the Company incurred $10,800, in dues paid to WDHT.

In addition, for the three months and nine months ended September 30, 2022, the Company incurred $0 and $85,000, respectively, in fees to WDHT to attend two conferences in which the Company participated with WDHT to promote the Company’s nuclear fuel.

Note 9. Subsequent Events

ATM Sales

Sales of common stock under the Company’s ATM from October 1, 2023 to October 31, 2023 amounted to approximately 25,000 shares, which resulted in total net proceeds of approximately $111,000.

Engineering Study of Lightbridge Fuel for use in CANDU reactors

On October 16, 2023, we engaged Institutul de Cercetări Nucleare Pitești, a subsidiary of Regia Autonoma Tehnologii pentru Energia Nucleara in Romania to perform an engineering study to assess the compatibility and suitability of Lightbridge Fuel for use in CANDU reactors. This assessment, to be completed by the end of 2024, will cover key areas including mechanical design, neutronics analysis, and thermal and thermal-hydraulic evaluations. The total fixed price to be paid by the Company for this study is $186,300, with $55,890 due within 15 calendar days of signing this agreement and the remaining balance, consisting of two payments of $70,349 and $60,061, due upon the meeting and acceptance of certain task milestones.

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

This MD&A consists of the following sections:

•	Overview of Our Business and Development of Lightbridge Fuel™- a general overview of our business and updates;

•	Critical Accounting Estimates - a discussion of accounting policies that require critical judgments and estimates;

•	Operations Review - an analysis of our condensed consolidated results of operations for the periods presented in our condensed consolidated financial statements; and

•	Liquidity, Capital Resources, and Financial Position - an analysis of our cash flows and an overview of our financial position.

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

Our Business

At Lightbridge we are developing next generation nuclear fuel for water-cooled reactors to impact, in a meaningful way, the world’s climate and energy security problems. Our nuclear fuel could significantly improve the economics and safety of existing and new nuclear power plants, large and small, enhance proliferation resistance of spent nuclear fuel, and have a meaningful impact on addressing climate change and air pollution, all while benefiting national security. We project that the world’s energy and climate needs can only be met if nuclear power’s share of the energy-generating mix grows substantially in the coming decades. We believe Lightbridge can benefit from a growing nuclear power industry, and we believe our nuclear fuel can help enable that growth to happen.

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

Emerging nuclear technologies that many in the nuclear power industry believe have the potential to help drive growth in nuclear power include small modular reactors (SMRs), which are now in the development and licensing phases. We expect that Lightbridge Fuel™ can provide water-cooled SMRs with all the same benefits our technology brings to large reactors, with such benefits being even more meaningful to the economic case for deployment of SMRs, including potential load following capability when included on a virtually zero-carbon electric grid with renewable energy sources. We expect Lightbridge Fuel™ to generate more power in SMRs than traditional nuclear fuels. We expect that our ongoing research and development (R&D) initiatives will lead to Lightbridge Fuel™ powering SMRs for multiple purposes. The first SMRs are expected to begin operations as early as 2029.

We have built a significant portfolio of patents reflecting years of R&D, and we anticipate testing our nuclear fuel through third party vendors and others, including the United States Department of Energy’s (DOE) national laboratories. Currently, we are performing the majority of our R&D activities with the DOE’s national laboratories.

Development of Lightbridge Fuel™

We believe our metallic fuel can be used in different types of water-cooled commercial power reactors, such as pressurized water reactors (including Russian-designed water-cooled, water-moderated energetic reactors (VVERs)), boiling-water reactors, heavy water pressurized reactors, such as Canadian Deuterium Uranium (CANDUs), water-cooled SMRs, and water-cooled research reactors.

We have obtained patent validation in a number of countries and will continue to seek patent validation in countries that either currently operate or are expected to build and operate a large number of nuclear power reactors compatible with our fuel technology.

Recent Developments

Engineering Study of Lightbridge Fuel™ for use in CANDU reactors

On October 16, 2023, we engaged Institutul de Cercetări Nucleare Pitești, a subsidiary of Regia Autonoma Tehnologii pentru Energia Nucleara  in Romania to perform an engineering study to assess the compatibility and suitability of Lightbridge Fuel™ for use in CANDU reactors. This assessment will cover key areas including mechanical design, neutronics analysis, and thermal and thermal-hydraulic evaluations. The findings from this engineering study will play an important role in guiding future economic evaluations and navigating potential regulatory licensing-related issues for potential use of Lightbridge Fuel™ in CANDU reactors.

HALEU Consortium Membership

To support establishment of domestic high-assay low-enriched uranium (HALEU) infrastructure, the DOE announced on December 7, 2022 the creation of a HALEU Consortium. According to the DOE, the purposes of the HALEU Consortium include: (i) providing the Secretary of Energy HALEU demand estimates for domestic commercial use, (ii) purchasing HALEU made available to members for commercial use under the program, (iii) carrying out demonstration projects using HALEU under the program, and (iv) identifying actionable opportunities to improve the reliability of the HALEU supply chain. On December 15, 2022, the Company submitted a formal request to the DOE to join the HALEU Consortium to mitigate HALEU supply risk. On January 12, 2023, the Company received written confirmation from the DOE of Lightbridge’s membership in the HALEU Consortium. HALEU is a key component necessary for the fabrication and operation of Lightbridge Fuel™ in light water reactors.

Idaho National Laboratory Agreements

In December 2022, Lightbridge entered into agreements with Battelle Energy Alliance, LLC (BEA), the DOE’s operating contractor for Idaho National Laboratory (INL), to support the development of Lightbridge Fuel™. The framework agreements use an innovative structure that consists of an “umbrella” Strategic Partnership Project Agreement (SPP) and an “umbrella” Cooperative Research and Development Agreement (CRADA), each with BEA, with an initial duration of seven years.

We anticipate that the initial phase of work under the two agreements that has been released will culminate in casting and extrusion of unclad fuel material samples using enriched uranium supplied by the DOE that will subsequently be inserted for irradiation testing in the Advanced Test Reactor at INL. The initial phase of work aims to generate irradiation performance data for Lightbridge’s delta-phase uranium-zirconium alloy relating to various thermophysical properties. The data will support fuel performance modeling and regulatory licensing efforts for commercial deployment of Lightbridge Fuel™.

We anticipate that subsequent phases of work under the two umbrella agreements that have not yet been released may include post-irradiation examination of the irradiated fuel material coupons, loop irradiation testing in the ATR, and post-irradiation examination of one or more uranium-zirconium fuel rodlets, as well as transient experiments in the Transient Reactor Test Facility at INL.

During the first quarter of 2023, we worked with INL to complete and issue a Quality Implementation Plan (QIP) for our collaborative project at INL. The QIP was an essential first step to ensure all future work performed at INL on the project would meet the U.S. Nuclear Regulatory Commission’s quality assurance requirements. We are currently working with INL to demonstrate casting of delta-phase uranium-zirconium ingots with depleted uranium using existing INL equipment. As part of that effort, we have recently been able to cast initial ingots using depleted uranium and zirconium alloy materials that are currently undergoing characterization. Our next step is to scale up the ingot size to make it suitable for extrusion and then conduct initial extrusions from the scaled-up ingots.

Nuclear Energy University Program Awards

We are working with Texas A&M University, NuScale Power, and Structural Integrity Associates on a $1 million study funded by the DOE’s Nuclear Energy University Program (NEUP) R&D Awards. The project entails a comprehensive characterization of the performance of the Lightbridge Fuel™ Helical Cruciform advanced fuel design, which will generate unique sets of experimental data of friction factor, flow, and heat transfer behavior under NuScale’s SMR simulated normal and off-normal conditions.

We previously announced our ongoing NEUP project with the Massachusetts Institute of Technology (MIT). The ongoing study led by MIT relates to evaluation of accident tolerant fuels in various SMRs. The project aims to simulate the fuel and safety performance of Lightbridge Fuel™ for the NuScale SMR and provide scoping analysis to improve the safety and economics of water-cooled SMRs.

Future Steps Toward Our Fuel Development and Timeline For The Commercialization of Our Nuclear Fuel Assemblies

We anticipate fuel development milestones for Lightbridge Fuel™ over the next 2-3 years will consist of the following:

•	continue to execute SPP/CRADA work at INL leading to casting and extrusion of unclad fuel material samples using enriched uranium and their subsequent insertion for irradiation testing in the ATR.

•	conduct a feasibility study for the use of our nuclear fuel in CANDU heavy water reactors.

•	conduct a Front-End Engineering and Design (FEED) study for a Lightbridge pilot-scale fuel fabrication facility.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make a variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. For a discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our financial statements, please see “Critical Accounting Estimates” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 30, 2023. There have been no significant changes in our critical accounting estimates during the nine months ended September 30, 2023.

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

OPERATIONS REVIEW

Financial information is included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Condensed Consolidated Results of Operations - Three Months Ended September 30, 2023 and 2022

The following table presents our historical operating results and the change in amounts for the periods indicated (rounded to millions):

	Three Months Ended		Increase	Increase
	September 30,		(Decrease)	(Decrease)
	2023	2022	Change $	Change %
Operating Expenses
General and administrative	$1.6	$2.0	$(0.4)	(20)%
Research and development	$0.5	$0.2	$0.3	150%
Total Operating Expenses	$2.1	$2.2	$(0.1)	(5)%

Other Operating Income
Contributed services – research and development	$—	$0.1	$(0.1)	(100)%
Total Other Operating Income	$—	$0.1	$(0.1)	(100)%

Total Operating Loss	$(2.1)	$(2.1)	$0.0	—%
Other Income	$0.3	$0.1	$0.2	200%
Net loss before Income Taxes	$(1.8)	$(2.0)	$(0.2)	(10)%

Net Loss	$(1.8)	$(2.0)	$(0.2)	(10)%

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

Total general and administrative expenses decreased by $0.4 million for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. This decrease was primarily due to a decrease in employee compensation and employee benefits of $0.5 million, and a decrease in insurance expense of $0.1 million, offset by an increase in stock-based compensation of $0.1 million, and an increase in professional fees of $0.1 million.

Research and Development

Research and development expenses consist primarily of compensation and related fringe benefits including stock-based compensation and related allocable overhead costs for the research and development of our fuel and contributed services - research and development for the R&D work performed under the GAIN vouchers.

Total R&D expenses increased by $0.3 million for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. This increase was primarily due to an increase in project labor costs incurred from the U.S. National Laboratories of $0.2 million, and an increase in employee compensation and employee benefits and stock-based compensation of $0.2 million, offset by a decrease in outside R&D of $0.1 million.

Due to the nature of our R&D expenditures, cost and schedule, estimates are inherently uncertain and can vary significantly as new information and the outcome of these R&D activities become available. We may have budgetary constraints due primarily to the uncertainty of future liquidity and capital resources available to us to conduct our future R&D activities.

Other Operating Income

There was a decrease in other operating income of $0.1 million related to a decrease in contributed services - research and development for the three months ended September 30, 2023 due to the GAIN voucher project that was completed in the first quarter of 2023. There are no outstanding GAIN vouchers. Contributed services - research and development are recorded with a charge to R&D expenses and a corresponding amount recorded to contributed services - research and development.

Other Income

There was an increase in other income of $0.2 million due to rising treasury bill interest rates over the past year, which resulted in an increase in interest income earned from the purchase of treasury bills and from our bank savings account for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022.

Condensed Consolidated Results of Operations - Nine Months Ended September 30, 2023 and 2022

The following table presents our historical operating results and the change in amounts for the periods indicated (rounded to millions):

	Nine Months Ended		Increase	Increase
	September 30,		(Decrease)	(Decrease)
	2023	2022	Change $	Change %
Operating Expenses
General and administrative	$5.1	$5.4	$(0.3)	(6)%
Research and development	$1.3	$0.6	$0.7	117%
Total Operating Expenses	$6.4	$6.0	$0.4	7%

Other Operating Income
Contributed services – research and development	$—	$0.3	$(0.3)	(100)%
Total Other Operating Income	$—	$0.3	$(0.3)	(100)%

Total Operating Loss	$(6.4)	$(5.7)	$0.7	12%
Other Income	$0.9	$0.1	$0.8	800%
Net loss before Income Taxes	$(5.5)	$(5.6)	$(0.1)	(2)%

Net Loss	$(5.5)	$(5.6)	$(0.1)	(2)%

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

Total general and administrative expenses decreased by $0.3 million for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. This decrease was primarily due to a decrease in employee compensation and employee benefits of $0.6 million and a decrease in insurance, promotion, and other general and administrative expenses of $0.2 million, offset by an increase in stock-based compensation of $0.3 million, and an increase in professional fees of $0.2 million.

Research and Development

Research and development expenses consist primarily of compensation and related fringe benefits including stock-based compensation and related allocable overhead costs for the research and development of our fuel and contributed services - research and development for the R&D work performed under the GAIN vouchers.

Total R&D expenses increased by $0.7 million for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. This increase was primarily due to an increase in project labor costs incurred from the U.S. National Laboratories of $0.5 million, an increase in employee compensation and employee benefits of $0.3 million, and an increase in stock-based compensation of $0.1 million, offset by a decrease in other R&D costs of $0.2 million.

Due to the nature of our R&D expenditures, cost and schedule, estimates are inherently uncertain and can vary significantly as new information and the outcome of these R&D activities become available. We may have budgetary constraints due primarily to the uncertainty of future liquidity and capital resources available to us to conduct our future R&D activities.

Other Operating Income

There was a decrease in other operating income of $0.3 million related to a decrease in contributed services - research and development for the nine months ended September 30, 2023 due to the GAIN voucher project that was completed in the first quarter 2023. There are no outstanding GAIN vouchers. Contributed services - research and development are recorded with a charge to R&D expenses and a corresponding amount recorded to contributed services - research and development.

Other Income

There was an increase in other income of $0.8 million due to rising treasury bill interest rates over the past year which resulted in an increase in interest income earned from the purchase of treasury bills and from our bank savings account for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022.

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

At September 30, 2023, we had cash and cash equivalents of $29.2 million, as compared to $28.9 million at December 31, 2022, an increase of $0.3 million. We raised net proceeds of $4.5 million from the sale of approximately 0.9 million shares of common stock during the nine months ended September 30, 2023. Our net cash used in operating activities for the nine months ended September 30, 2023 was $4.1 million and our cash flow projections indicate that we will have continued negative cash flows for the foreseeable future. We are not profitable, and we cannot provide any assurance that we will become profitable in the future. We will continue to incur losses because we are in the early development stage of commercializing our nuclear fuel.

We have approximately $28.3 million of working capital as of the date of this filing. We currently project a negative cash flow from our operations for both our general and administrative and R&D expenses, resulting in total expected expenditures of approximately $14 million for the next 12 months. Our R&D expenses are expected to increase over the next 12-15 months. Our cash balance at September 30, 2023 and as of the date of this filing exceeds our anticipated cash requirements for the next 12 months. There are inherent uncertainties in forecasting the future required R&D or other expenditures in the future. Once other anticipated agreements are finalized or other future R&D agreements are entered into and the future R&D costs are known, we expect to incur a significantly higher level of future required R&D expenses and higher negative monthly cash flows from operations in the future.

If sufficient funding becomes available to us, our R&D activities may significantly increase in the future. This funding is needed to continue our nuclear fuel development project and to achieve our future R&D milestones. The actual amount of cash we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of the R&D work at the DOE’s national laboratories for our fuel along with the cost to commercialize our nuclear fuel. Accordingly, there is high potential for budget variances in the current cost projections and fuel development timelines of our current planned operations over the fuel development period. We will continue to utilize our ATM (as defined below) to finance our future R&D and corporate activities.

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

The primary source of cash available to us for the next 12 months, in addition to cash and cash equivalents on hand, is the potential funding from equity issuances pursuant to the At-the-Market (ATM) equity offering sales agreement, as amended, with Stifel, Nicolaus & Company, Incorporated. The Company has an effective shelf registration statement on Form S-3 that was filed with the Securities and Exchange Commission, or SEC, on March 25, 2021, registering the sale of up to $75.0 million of the Company’s securities and declared effective on April 5, 2021. We filed a prospectus supplement, dated April 4, 2023, with the SEC pursuant to which we may offer and sell shares of common stock having an aggregate offering price of up to $17.9 million ($13.8 million remaining to be raised as of the date of this filing) from time to time, through the ATM. We may file another prospectus supplement with the SEC after we have sold $17.9 million of our common stock under this prospectus supplement.

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

Short-Term and Long-Term Liquidity Sources

As discussed above, we will seek new financing in order to bring us additional sources of capital, depending on the capital market conditions of our common stock. There can be no assurance that these additional sources of capital will be made available on terms acceptable to us, or at all. The primary potential sources of cash that may be available to us are as follows:

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

See Note 7. Stockholders’ Equity and Stock-Based Compensation of the Notes to our condensed consolidated financial statements included in Part I. Item 1. Financial Statements, of this Quarterly Report on Form 10-Q for information regarding our prior equity financing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating such controls and procedures, the Company recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2023 due to the material weakness in internal control over financial reporting described below.

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

Ongoing Remediation of Previously Identified Material Weakness

The Company’s management, with the oversight of the Audit Committee, has evaluated the material weakness described above and designed a remediation plan to address this material weakness. Implementation of the remediation plan has been underway to address the material weakness, including (i) implementing multiple reviews of the accounting mailbox where accounts payable invoices are received from vendors, (ii) multiple reviews of the weekly accounts payable schedules and activity reports from the Company’s accounting system, and (iii) contacting vendors on a quarterly basis regarding outstanding invoices. The Company is committed to remediating the material weaknesses and is making progress in that effort. The actions the Company is taking are subject to ongoing senior management review, as well as oversight from the Company’s Audit Committee. When fully implemented and operational, the Company believes the measures described above will remediate the underlying causes of the control deficiencies that gave rise to the material weaknesses and strengthen the Company’s internal control over financial reporting. These remediation efforts are in process as of the fiscal quarter ended September 30, 2023.The material weakness is not considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively. The Company may also identify additional measures that may be required to remediate the material weaknesses in the Company’s internal control over financial reporting, necessitating further action.

Changes in Internal Control Over Financial Reporting

Except as noted above, there were no changes in the Company’s internal control over financial reporting during the third quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

LIGHTBRIDGE CORPORATION

Date: October 31, 2023	By:	/s/ Seth Grae
	Name:	Seth Grae
	Title:	President, Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Larry Goldman
	Name:	Larry Goldman
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

