Form 10-Q
period 2024-03-31
LIGHTBRIDGE Corp
filed 2024-05-10
CIK 1084554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the issuer’s common stock, as of May 10, 2024 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	14,434,480

LIGHTBRIDGE CORPORATION

FORM 10-Q

MARCH 31, 2024

PART I-FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIGHTBRIDGE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$27,942,421	$28,598,445
Prepaid expenses and other current assets	401,859	207,063
Total Current Assets	28,344,280	28,805,508
Other Assets
Prepaid project costs and other long-term assets	479,625	483,000
Trademarks	108,865	108,865
Total Assets	$28,932,770	$29,397,373

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$907,421	$486,326
Total Current Liabilities	907,421	486,326

Commitments and contingencies - Note 5

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 authorized shares, 0 shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value, 25,000,000 authorized, 14,189,780 shares and 13,698,274 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	14,190	13,698
Additional paid-in capital	183,228,519	181,295,125
Accumulated deficit	(155,217,360)	(152,397,776)
Total Stockholders’ Equity	28,025,349	28,911,047
Total Liabilities and Stockholders’ Equity	$28,932,770	$29,397,373

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTBRIDGE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2024	2023
Revenue	$—	$—

Operating Expenses
General and administrative	2,157,745	1,865,929
Research and development	1,023,823	448,044
Total Operating Expenses	3,181,568	2,313,973

Other Operating Income
Contributed services - research and development	—	31,028
Total Other Operating Income	—	31,028

Operating Loss	(3,181,568)	(2,282,945)

Other Income
Interest income	361,984	256,365
Total Other Income	361,984	256,365

Net Loss Before Income Taxes	(2,819,584)	(2,026,580)
Income taxes	—	—
Net Loss	$(2,819,584)	$(2,026,580)

Net Loss Per Common Share
Basic and diluted	$(0.21)	$(0.17)

Weighted Average Number of Common Shares Outstanding	13,491,954	11,673,736

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTBRIDGE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2024

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2023	11,900,217	$11,900	$173,595,385	$(144,489,130)	$29,118,155

Shares issued - registered offerings - net of offering costs	169,978	170	730,882	—	731,052
Shares issued to consultant & directors for services	55,835	56	214,944	—	215,000
Stock-based compensation	—	—	284,360	—	284,360
Net loss for the three months ended March 31, 2023	—	—	—	(2,026,580)	(2,026,580)
Balance - March 31, 2023	12,126,030	$12,126	$174,825,571	$(146,515,710)	$28,321,987

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2024	13,698,274	$13,698	$181,295,125	$(152,397,776)	$28,911,047

Shares issued - registered offerings - net of offering costs	427,300	428	1,221,554	—	1,221,982
Shares issued to consultant & directors for services	64,206	64	254,936	—	255,000
Stock-based compensation	—	—	456,904	—	456,904
Net loss for the three months ended March 31, 2024	—	—	—	(2,819,584)	(2,819,584)
Balance - March 31, 2024	14,189,780	$14,190	$183,228,519	$(155,217,360)	$28,025,349

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTBRIDGE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2024	2023
Operating Activities
Net Loss	$(2,819,584)	$(2,026,580)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	456,904	284,360

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(194,796)	(278,173)
Prepaid project costs and other long-term assets	3,375	—
Accounts payable and accrued liabilities	676,095	440,647
Net Cash Used in Operating Activities	(1,878,006)	(1,579,746)

Net Cash Used in Investing Activities	—	—

Financing Activities
Net proceeds from the issuances of common stock	1,221,982	731,052
Net Cash Provided by Financing Activities	1,221,982	731,052

Net Decrease in Cash and Cash Equivalents	(656,024)	(848,694)
Cash and Cash Equivalents, Beginning of Period	28,598,445	28,899,997
Cash and Cash Equivalents, End of Period	$27,942,421	$28,051,303

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest paid	$—	$—
Income taxes paid	$—	$—
Non-Cash Financing Activities:
Payment of accrued liabilities with common stock	$255,000	$215,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTBRIDGE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations, Basis of Presentation, Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Nature of Operations and Basis of Presentation

When used in these notes, the terms “Lightbridge”, “Company,” “we,” “us” or “our” mean Lightbridge Corporation and all entities included in the condensed consolidated financial statements.

The Company was formed on October 6, 2006, when Thorium Power, Ltd., which was incorporated in the state of Nevada on February 2, 1999, merged with Thorium Power, Inc. (TPI), which was incorporated in the state of Delaware on January 8, 1992. On September 29, 2009, the Company changed its name from Thorium Power, Ltd. to Lightbridge Corporation and began its focus on developing and commercializing metallic nuclear fuels. The Company is a nuclear fuel technology company developing its next generation nuclear fuel technology. These condensed consolidated financial statements include the accounts of the Company and the Company’s wholly-owned subsidiaries, TPI, and Lightbridge International Holding LLC, a Delaware limited liability company. These wholly-owned subsidiaries are inactive, and all significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of Lightbridge Corporation and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America, including a summary of the Company’s significant accounting policies, have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and footnotes necessary for comprehensive condensed consolidated financial statements and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2023, included in the Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 4, 2024.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month period have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

Summary of Significant Accounting Policies

Fair Value of Financial Instruments

The Company determines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between unaffiliated market participants at the measurement date.

Accounting Standards Codification (ASC), Fair Value Measurement (ASC 820), establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. Assets and liabilities measured at fair value are categorized based on whether the inputs are observable in the market and the degree that the inputs are observable. The hierarchy gives the highest priority to active markets for identical assets and liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The categorization of financial instruments within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The three levels of the fair value hierarchy are as follows:

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

The Company’s financial instruments consist principally of cash and cash equivalents, accounts payable and accrued liabilities. The carrying amounts of  accounts payable and accrued liabilities are considered to be a Level 1 measurement, representative of their respective fair values because of the short-term nature of those instruments.

The following table summarizes the valuation of the Company’s cash equivalents (in millions) that fall within the fair value hierarchy at March 31, 2024. There were no cash equivalents at December 31, 2023.

Assets	Level I	Level II	Level III
Treasury Bills	$2.5	$17.5	$-

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

There can be no assurance that the Company will be able to successfully continue to conduct its operations if there is a lack of financial resources available in the future to continue its fuel development activities, and a failure to do so would have a material adverse effect on the Company’s future R&D activities, financial position, results of operations, and cash flows. Also, the success of the Company’s operations will be subject to other numerous contingencies, some of which are beyond management’s control. These contingencies include general and regional economic conditions, contingent liabilities, potential competition with other nuclear fuel developers, including those entities developing accident tolerant fuels, changes in government regulations, risks related to the R&D of our nuclear fuel, regulatory approval of the Company’s fuel, support for nuclear power, changes in accounting and taxation standards, inability to achieve overall short-term and long-term R&D milestones toward commercialization, future impairment charges to the Company’s assets, and global or regional catastrophic events. The Company may also be subject to various additional political, economic, and other uncertainties.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which expands on the required disclosure of incremental segment information. The new guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company does not expect this guidance to have a material impact on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires companies to annually disclose categories in the effective tax rate reconciliation and additional information about income taxes paid. The new guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company expects the new standard to have an immaterial effect on its consolidated financial statements and related disclosures upon adoption.

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging- Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the complexity associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in Subtopic 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share for convertible instruments by using the if-converted method. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Adoption is either through a modified retrospective method or a full retrospective method of transition. The Company adopted this guidance on January 1, 2024 and the adoption did not have a material impact on its results of operations, financial position, and disclosures because the Company does not have any transactions or instruments to which this standard applies. If in the future, the Company issues new convertible debt, warrants or other instruments, the standard may have a material effect, but it cannot be determined at this time.

The Company has evaluated other recently issued, but not yet effective, accounting standards that have been issued or proposed by the FASB or other standards-setting bodies through the filing date of these unaudited condensed consolidated financial statements and do not believe the future adoption of any such standards will have a material impact on the Company’s consolidated financial statements and related disclosures.

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

The outstanding securities noted below have been excluded from the computation of diluted weighted shares outstanding for the three months ended March 31, 2024 and 2023, as they would have been anti-dilutive due to the Company’s losses at March 31, 2024 and 2023 and also because the exercise price of certain of these outstanding securities was greater than the average closing price of the Company’s common stock.

	Three Months Ended March 31,
	2024	2023
Stock options outstanding	555,582	525,903
Restricted stock awards outstanding	557,688	416,316
Total	1,113,270	942,219

Note 3. Prepaid Project Costs and Other Long-term Assets

In 2022, the Company entered into two agreements with Idaho National Laboratory (INL), in collaboration with the United States Department of Energy (DOE), to support the development of Lightbridge Fuel™. At the time of signing, the Company made advanced payments for future project work totaling $0.4 million to Battelle Energy Alliance, LLC (BEA), DOE’s operating contractor for INL. In May 2023, the Company and INL modified the agreements to extend the contract term to May 2029, aligning it with the duration of the irradiation testing and increasing the advanced payments by $0.1 million to $0.5 million. The prepaid project costs were $0.5 million as of March 31, 2024 and December 31, 2023, recorded under Other Assets - Prepaid project costs and other long-term assets.

Note 4. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (rounded in millions):

	March 31,	December 31,
	2024	2023
Trade payables	$0.2	$0.1
Accrued legal and consulting expenses	0.5	0.4
Accrued bonus	0.2	—
Total	$0.9	$0.5

Note 5. Commitments and Contingencies

Commitments

As of March 31, 2024 and December 31, 2023, the Company had total contractual commitments for R&D work for the following three R&D projects (rounded in millions):

	March 31,	December 31,
	2024	2023
INL Project	$3.1	$2.9
Romania Feasibility Study	0.1	0.2
Centrus Energy FEED Study	0.3	0.5
Total	$3.5	$3.6

Project Task Statements - INL Project

On March 26, 2024, the Company and BEA entered into Modification No. 2 (“Modification No. 2”) to the project task statement (PTS) under the Strategic Partnership Project Agreement (SPPA), dated December 9, 2022, as amended on May 23, 2023, by and between the Company and BEA. Pursuant to the terms of Modification No. 2, the potential amounts payable by the Company to reimburse BEA for its expenses and employee time were increased by approximately $0.6 million, bringing the total estimated cost for the work to be performed under the “umbrella” SPPA to $1.7 million.

After accounting for Modification No. 2, total cash payments from the Company to BEA under both Agreements were estimated at approximately $4.3 million (excluding project contingencies) on a cost reimbursable basis over the performance periods under the initial releases.

As of March 31, 2024, the Company had approximately $3.1 million in outstanding PTS commitments to BEA relating to the R&D work being conducted under the SPPA and “umbrella” Cooperative Research and Development Agreement (CRADA) at INL. Performance of work under these agreements may be terminated at any time by either party, without any liability, after the effective date of termination, upon giving a thirty-day written notice under the SPPA and a sixty-day written notice under the CRADA, to the other party. In the event of termination, the Company shall be responsible for BEA’s costs (including the closeout costs), through the effective date of termination, but in no event shall the Company’s cost responsibility exceed the total estimated cost stated in each PTS and any subsequent modification to the PTS.

Romania Feasibility Study of Lightbridge Fuel™ for use in CANDU reactors

On October 16, 2023, the Company engaged Institutul de Cercetări Nucleare Pitești, a subsidiary of Regia Autonoma Tehnologii pentru Energia Nucleara (RATEN ICN) in Romania to perform an engineering study to assess the compatibility and suitability of Lightbridge Fuel™ for use in CANDU reactors.

As of March 31, 2024, the Company had approximately $0.1 million in remaining outstanding project commitments to RATEN ICN.

FEED Study with Centrus Energy for a Lightbridge Pilot Fuel Fabrication Facility

On December 5, 2023, the Company entered into an agreement with Centrus Energy Corp. (Centrus Energy) to conduct a front-end engineering and design (FEED) study to construct a Lightbridge Pilot Fuel Fabrication Facility (LPFFF) to manufacture Lightbridge Fuel™ using high-assay low-enriched uranium (HALEU) at the American Centrifuge Plant in Piketon. The work is expected to be completed in 2024.

These Agreements can be terminated by either Party by giving thirty calendar days' prior written notice of termination to the other Party.

Operating Leases

The Company leased office space for a 12-month term from January 1, 2024 through December 31, 2024 with a monthly payment of approximately $8,000. The future minimum lease payments required under the non-cancellable operating leases for 2024 total approximately $0.1 million. Total rent expense for the three months ended March 31, 2024 and 2023 was approximately $24,000.

Note 6. Research and Development Costs

INL Project

In 2022, Lightbridge entered into agreements with BEA, to support the development of Lightbridge Fuel™. These framework agreements use an innovative structure that consists of an “umbrella” SPPA and an “umbrella” CRADA, with an initial duration of seven years. Throughout the duration of these umbrella agreements, all research and development (R&D) work contracted with BEA is through the issuance of PTSs. The initial phase of work under the two agreements will culminate in irradiation testing in the Advanced Test Reactor (ATR) of fuel samples using enriched uranium supplied by the DOE. The initial phase of work aims to generate irradiation performance data for Lightbridge’s delta-phase uranium-zirconium alloy relating to various thermophysical properties. The data, which will be obtained during post-irradiation examination work, will support fuel performance modeling and regulatory licensing efforts for the commercial deployment of Lightbridge Fuel™. For the three months ended March 31, 2024 and 2023, the Company recorded $0.4 million and $0.2 million in R&D expenses associated with INL, respectively.

Romania Feasibility Study

On October 16, 2023, the Company engaged RATEN ICN in Romania to perform an engineering study to assess the compatibility and suitability of Lightbridge Fuel™ for use in CANDU reactors. The total price of approximately $0.2 million is payable in three installments, including an advance payment of $0.1 million and an interim milestone payment and final payment totaling approximately $0.1 million. For the three months ended March 31, 2024, the Company recorded $0.1 million in R&D expenses associated with RATEN ICN.

Centrus Energy FEED Study

On December 5, 2023, the Company entered into an agreement with Centrus Energy to conduct a FEED study to add a dedicated LPFFF at the American Centrifuge Plant in Piketon, Ohio. As of the date hereof, Centrus Energy has completed the initial phase of the FEED study and issued a preliminary report. For the three months ended March 31, 2024, the Company recorded $0.2 million in R&D expenses associated with this FEED study. After reviewing the preliminary report, the Company will decide whether to proceed to the final phase of the FEED study. If the Company decides to move forward with the final phase of the FEED study, the remaining work is expected to be completed in 2024 at an additional fixed price cost of approximately $0.3 million.

The following table presents the total R&D expenses for the three months ended March 31, 2024 and 2023 (rounded to millions):

	March 31,
	2024	2023
INL Project	$0.4	$0.2
Romania Feasibility Study	0.1	—
Centrus Energy FEED Study	0.2	—
Allocated employee compensation and stock-based compensation expenses	0.2	0.1
Other outside R&D expenses	0.1	0.1
Total	$1.0	$0.4

Note 7. Stockholders’ Equity and Stock-Based Compensation

At March 31, 2024, the Company had 14,189,780 common shares outstanding (including outstanding RSAs totaling 557,688 shares). Also outstanding were stock options relating to 555,582 shares of common stock (of which 542,972 stock options were vested), all totaling 14,745,362 shares of common stock and all common stock equivalents, potentially outstanding at March 31, 2024.

At December 31, 2023, the Company had 13,698,274 common shares outstanding (including outstanding RSAs totaling 557,688 shares). Also outstanding were stock options relating to 510,787 shares of common stock (of which 498,177 stock options were vested), all totaling 14,209,061 shares of common stock and all common stock equivalents, outstanding at December 31, 2023.

Common Stock Equity Offerings

At-the-Market (ATM) Offerings

On May 28, 2019, the Company entered into an at-the-market equity offering sales agreement with Stifel, Nicolaus & Company, Incorporated (Stifel), which was amended on April 9, 2021 and May 8, 2024 (the “ATM Agreement”), pursuant to which the Company may issue and sell shares of its common stock from time to time through Stifel as the Company’s sales agent. Under this amended agreement, the Company pays Stifel a commission equal to 3.0% of the aggregate gross proceeds of any sales of common stock under the agreement. The offering of common stock pursuant to this agreement can be terminated with 10 days written notice by either party. Sales of the Company’s common stock through Stifel, if any, will be made by any method that is deemed to be an “at-the-market” equity offering as defined in Rule 415 promulgated under the Securities Act of 1933. On March 25, 2021, the Company filed a shelf registration statement on Form S-3, registering the sale of up to $75.0 million of the Company’s securities, which registration statement was declared effective on April 5, 2021 and was set to expire on April 5, 2024. On April 4, 2023, the Company filed a prospectus supplement pursuant to which the Company could offer and sell shares of its common stock having an aggregate offering price of up to $17.9 million, of which $7.0 million remained available for future share issuances as of March 31, 2024.

On March 29, 2024, the Company filed a new shelf registration statement on Form S-3, registering the sale of up to $75.0 million of the Company’s securities, which registration statement was declared effective on April 19, 2024. On May 10, 2024, the Company filed a prospectus supplement pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $6.6 million from time to time through its ATM.

The Company records its ATM sales on a settlement date basis. The Company sold 427,300 shares under the ATM for the three months ended March 31, 2024 resulting in net proceeds of $1.2 million (stock issuance costs were approximately $0.1 million). The Company sold approximately 169,978 shares under the ATM for the three months ended March 31, 2023 resulting in net proceeds of $0.7 million (stock issuance costs were approximately $30,000).

Stock-based Compensation

2020 Equity Incentive Plan

On March 9, 2020, the Board of Directors adopted the Company’s 2020 Omnibus Incentive Plan (the 2020 Plan). On September 3, 2020, the shareholders approved the 2020 Plan to authorize grants of the following types of awards: (a) Options, (b) Stock Appreciation Rights, (c) Restricted Stock and Restricted Stock Units, and (d) Other Stock-Based and Cash-Based Awards. The total number of shares of common stock available for issuance under the 2020 Plan is 1,800,000 shares with 758,672 shares available for future issuance at March 31, 2024.

Stock Options

During the three months ended March 31, 2024 and 2023, the number of stock options the Company granted to a consultant was 58,309 and 0, respectively.

Common Stock

Consultants’ Stock Issuances

For the three months ended March 31, 2024 and 2023, the Company issued 3,750 shares (with stock prices at $4.00 per share) to its investor relations firm for services provided during the quarter, recorded to general and administrative expenses. The total stock-based compensation expense recorded for these share issuances was $15,000 for each quarter with a weighted average grant date fair value of $4.00 per share.

Directors’ Stock Issuances

On November 20, 2023, the Board of Directors approved an equity grant valued at $240,000 in total to its six directors, which resulted in granting a total of 60,456 shares of common stock, valued on the grant date at $3.97 per share, which vested on January 2, 2024.

On December 15, 2022, the Board of Directors approved an equity grant valued at $200,000 in total to its five independent directors, recorded in general and administrative expenses, which resulted in granting a total of 52,085 shares of common stock to the five independent directors, valued on the grant date at $3.84 per share, which vested on January 3, 2023.

Restricted Stock Awards

As of March 31, 2024 and December 31, 2023, there were 557,688 restricted stock awards (RSAs) included in the total issued and outstanding common stock. A total of $0.4 million and $0.3 million of compensation expense was recorded for the three months ended March 31, 2024 and 2023, respectively. Compensation expense is recognized in a straight line over the three-year vesting period.

As of March 31, 2024, total unrecognized compensation cost related to restricted stock units was $2.2 million, which is expected to be recognized over a remaining weighted-average vesting period of 1.9 years.

Stock-Based Compensation Expense

Stock Options

The following assumptions were used in the Black-Scholes pricing model to determine the fair value of stock options granted during the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023
Expected volatility	75.36%	—
Risk free interest rate	4.54%	—
Dividend yield rate	—	—
Expected term	2 years	—
Closing price per share – common stock	$2.62	—

Total non-cash stock-based compensation expense recorded related to options granted and restricted stock awards included in the Company’s unaudited condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023 are as follows (rounded in millions):

	Three Months Ended
	March 31,
	2024	2023
Research and development expenses	$0.1	$—
General and administrative expenses	0.4	0.3
Total stock-based compensation expense	$0.5	$0.3

Note 8. Subsequent Events

Amendment to At-the-Market Equity Offering Sales Agreement

On May 8, 2024, the Company entered into an amendment (the "Amendment") to its at-the-market equity offering sales agreement, dated May 28, 2019 and as amended on April 9, 2021, with Stifel, Nicolaus & Company, Incorporated (“Stifel”) to (i) replace certain references to the Company’s expired shelf registration statement on Form S-3 (File No. 333-254702) filed on March 25, 2021 with the Securities and Exchange Commission (“SEC”) and declared effective April 5, 2021, with reference to the Company’s effective shelf registration statement on Form S-3 (File No. 333-278388), filed on March 29, 2024 with the SEC and declared effective on April 19, 2024 (the “Registration Statement”), (ii) update public float calculations included therein and (iii) reduce the commission rate for fees owed to Stifel from 4.0% of the gross sales price per share sold to 3.0% of the gross sales price per share sold.

ATM Sales

Sales of common stock under the ATM from April 1, 2024 to May 10, 2024 amounted to approximately 0.2 million shares, which resulted in total net proceeds of approximately $0.7 million.

Amendment to 2020 Equity Incentive Plan

On February 27, 2024, the Board of Directors approved an increase of 700,000 shares to the authorized number of shares under the 2020 Equity Incentive Plan, increasing the total authorized number of shares from 1,800,000 shares to 2,500,000 shares. This increase was approved by the stockholders at the shareholders’ annual meeting on April 19, 2024.

FORWARD-LOOKING STATEMENTS

In addition to historical information, thisQuarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will,” “may,” or similar expressions, which are intended to identify forward-looking statements. Such statements include, among others:

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

•	dependence on strategic partners;

•	any adverse changes to our agreements or relationship with the U.S. government and its national laboratories;

•	our ability to fund our future operations, including general corporate overhead and outside research and development (R&D) expenses, and continue as a going concern;

•	the future market and demand for our fuel for nuclear reactors and our ability to attract customers;

•	our ability to manage the business effectively in a rapidly evolving market;

•	our ability to employ and retain qualified employees and consultants that have experience in the nuclear industry;

•	competition and competitive factors in the markets in which we compete, including from accident tolerant fuels;

•	the availability of nuclear test reactors and the risks associated with unexpected changes in our nuclear fuel development timeline;

•	the increased costs associated with metallization of our nuclear fuel;

•	uncertainties related to conducting business in foreign countries;

•	public perception of nuclear energy generally;

•	changes in laws, rules, and regulations governing our business;

•	changes in the political environment;

•	development and utilization of, and challenges to, our intellectual property domestically and abroad;

•	the trading price of our securities is likely to be volatile, and purchasers of our securities could incur substantial losses; and

•	the other risks and uncertainties identified in Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is intended to help the reader understand Lightbridge Corporation, our operations, and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes thereto contained in Part I, Item 1 of this report, as well as those included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

As discussed in more detail under “Forward-Looking Statements” preceding this MD&A, the following discussion contains forward-looking statements that are based on our management’s current expectations, estimates, and projections, which are subject to a number of risks and uncertainties. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events, including those set forth under “Forward-Looking Statements” and Part II. Item 1A. Risk Factors included herein.

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

We have built a significant portfolio of patents, and we anticipate testing our nuclear fuel through third-party vendors and others, including the United States Department of Energy’s (DOE) national laboratories. Currently, we are performing the majority of our R&D activities within and in collaboration with the DOE’s national laboratories.

Recent Developments

FEED Study with Centrus Energy for a Lightbridge Pilot Fuel Fabrication Facility

On December 5, 2023, we entered into an agreement with Centrus Energy Corp. (Centrus Energy) to conduct a front-end engineering and design (FEED) study for a Lightbridge Pilot Fuel Fabrication Facility (LPFFF) to manufacture Lightbridge Fuel™ using high-assay low-enriched uranium (HALEU) at the American Centrifuge Plant in Piketon, Ohio. The FEED study’s objective is to identify infrastructure and licensing requirements as well as the estimated cost and construction schedule for the LPFFF. Centrus Energy’s wholly-owned subsidiary, American Centrifuge Operating, LLC, is leading the study. As of the date hereof, Centrus Energy has completed the initial phase of the FEED study and issued a preliminary report. The Company has expensed approximately $0.2 million in connection with the work that has been completed by Centrus Energy. After reviewing the preliminary report, we will decide whether to proceed to the final phase of the FEED study. If we decide to move forward with the final phase of the FEED study, the remaining work is expected to be completed in 2024 at an additional fixed price cost of approximately $0.3 million.

Romania Feasibility Study of Lightbridge Fuel™ for use in CANDU reactors

On October 16, 2023, we engaged Institutul de Cercetări Nucleare Pitești, a subsidiary of Regia Autonoma Tehnologii pentru Energia Nucleara in Romania to perform an engineering study to assess the compatibility and suitability of Lightbridge Fuel™ for use in CANDU reactors. This assessment covers key areas including mechanical design, neutronics analysis, and thermal and thermal-hydraulic evaluations. The findings from this engineering study will play an important role in guiding future economic evaluations and navigating potential regulatory licensing-related issues for potential use of Lightbridge Fuel™ in CANDU reactors. The remaining work is expected to be completed in 2024 at an additional fixed price of approximately $0.1 million.

Idaho National Laboratory Agreements

In December 2022, Lightbridge entered into agreements with Battelle Energy Alliance, LLC (BEA), the DOE’s operating contractor for Idaho National Laboratory (INL), to support the development of Lightbridge Fuel™. The framework agreements use an innovative structure that consists of an “umbrella” Strategic Partnership Project Agreement (SPPA) and an “umbrella” Cooperative Research and Development Agreement (CRADA), each with BEA, with an initial duration of seven years.

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

On March 18, 2024, we announced a successful extrusion demonstration at INL of a billet into an unclad cylindrical rod, made of depleted uranium and zirconium alloy using the same composition of uranium and zirconium elements in the alloy as what is planned to be ultimately used in Lightbridge Fuel™. We will work with INL to analyze the extruded rod to confirm the extrusion process parameters prior to producing future fuel samples using enriched uranium for irradiation testing in the ATR.

On March 26, 2024, the Company and BEA entered into Modification No. 2 (“Modification No. 2”) to the project task statement (PTS) under the SPPA, dated December 9, 2022, as amended on May 23, 2023, by and between the Company and BEA. Pursuant to the terms of Modification No. 2, the potential amounts payable by the Company to reimburse BEA for its expenses and employee time were increased by approximately $0.6 million, bringing the total estimated cost for the work to be performed under the “umbrella” SPPA to $1.7 million.

After Modification No. 2, total cash payments from the Company to BEA under both agreements were estimated at approximately $4.3 million (excluding project contingencies) on a cost reimbursable basis over the performance periods under the initial releases. As of March 31, 2024, the Company had approximately $3.1 million in outstanding PTS commitments to BEA.

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

We do not have any contractual obligations with the collaboration teams working on the above-mentioned projects and will not receive any revenue or record any economic benefits from these awards.

Future Steps Toward Our Fuel Development and Timeline For The Commercialization of Our Nuclear Fuel Assemblies

We anticipate fuel development milestones for Lightbridge Fuel™ over the next 2-3 years will consist of the following:

•	continue to execute SPPA/CRADA work at INL leading to casting and extrusion of unclad fuel material samples using enriched uranium and their subsequent insertion for irradiation testing in the ATR.

•	complete a feasibility study for the use of our nuclear fuel in CANDU heavy water reactors.

•	complete a FEED study for a LPFFF in collaboration with Centrus Energy.

•	commence manufacturing efforts relating to co-extrusion of cladded rodlets for loop irradiation testing.

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

Future Potential Collaborations and Other Opportunities

In the ordinary course of business, we engage in periodic reviews of opportunities to invest in or acquire companies or units within companies to leverage operational synergies and/or establish new streams of revenue. We will be opportunistic in this regard. We may also partner or contract with entities that could be synergistic to our fuel business or present an attractive stable business and/or growth opportunity in the nuclear space.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make a variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. For a discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our financial statements, please see “Critical Accounting Estimates” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 4, 2024. There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2024.

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

OPERATIONS REVIEW

Financial information is included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Condensed Consolidated Results of Operations - Three Months Ended March 31, 2024 and 2023

The following table presents our historical operating results and the change in amounts for the periods indicated (rounded to millions):

	Three Months Ended		Increase	Increase
	March 31,		(Decrease)	(Decrease)
	2024	2023	Change $	Change %
Operating Expenses
General and administrative	$2.2	$1.9	$0.3	16%
Research and development	$1.0	$0.4	$0.6	150%
Total Operating Expenses	$3.2	$2.3	$0.9	39%

Operating Loss	$(3.2)	$(2.3)	$0.9	39%
Other Income	$0.4	$0.3	$0.1	33%
Net loss before Income Taxes	$(2.8)	$(2.0)	$0.8	40%

Net Loss	$(2.8)	$(2.0)	$0.8	40%

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

Total general and administrative expenses increased by $0.3 million for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The increase of $0.3 million was primarily due to an increase in employee compensation and employee benefits and directors’ fee of $0.1 million, due to increases in compensation, an increase in postage and recruitment expenses of $0.1 million due to our SEC proxy mailings to shareholders and recruitment fees for new R&D employees and an increase in stock-based compensation of $0.1 million, due to the stock-based compensation amortization of RSAs issued in November 2023.

Total stock-based compensation included in general and administrative expenses was $0.4 million and $0.3 million for three months ended March 31, 2024 and March 31, 2023, respectively.

Research and Development

R&D expenses consist primarily of costs associated with our CRADA and SPPA with INL for the R&D of our fuel, employee compensation and related fringe benefits including stock-based compensation and related allocable overhead costs for the R&D of our fuel.

The following table presents our total R&D expenses, including internal costs and other outside R&D costs, for the three months ended March 31, 2024 and 2023 (rounded to millions):

	March 31,
	2024	2023
INL Project	$0.4	$0.2
Romania Feasibility Study	0.1	—
Centrus Energy FEED Study	0.2	—
Allocated employee compensation and stock-based compensation expenses	0.2	0.1
Other outside R&D expenses	0.1	0.1
Total	$1.0	$0.4

Total R&D expenses increased by $0.6 million for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023 due to the increase in R&D activities related to the development of our fuel. This increase primarily consisted of an increase in INL project labor costs and outside R&D expenses of $0.5 million, and an increase in allocated employee compensation and employee benefits of $0.1 million.

We currently project investing approximately $8 million to $9 million in the R&D of our nuclear fuel over the next 12 to 15 months.

Due to the nature of our R&D expenditures, future costs and schedule estimates are inherently uncertain and can vary significantly as new information and the outcome of these R&D activities become available. Our future business operations are dependent on budgetary constraints due primarily to market conditions and the uncertainty of future liquidity and capital resources available to us to conduct our future R&D activities.

Other Income

There was an increase in other income of $0.1 million due to rising interest rates over the past year, which resulted in an increase in interest income earned from the purchase of treasury bills and from our bank savings account for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL POSITION

Liquidity Outlook

We measure liquidity in terms of our ability to fund the cash requirements of our R&D activities and our general and administrative expenses, including our contractual obligations and other commitments. We believe that based on our current level of operating expenses and currently available cash resources, we will have sufficient funds available to cover our business activities and operating cash needs for the next 12 months. Our long-term cash requirements for R&D are currently estimated to be an average of $10.0 million of outside or third-party R&D expenditures per year over the next 10-15 years. In order to meet these long-term cash requirements for future planned operations to develop and commercialize our nuclear fuel, including any additional expenditures that may result from unexpected developments, it will be necessary for our project to receive direct or indirect funding and/or in-kind support from government and/or strategic partners and/or other third-party sources.

At March 31, 2024, we had cash and cash equivalents of $27.9 million, as compared to $28.6 million at December 31, 2023, a decrease of $0.7 million. We raised net proceeds of $1.2 million from the sale of approximately 0.4 million shares of common stock during the three months ended March 31, 2024. Our net cash used in operating activities for the three months ended March 31, 2024 was $1.9 million and our cash flow projections indicate that we will have continued negative cash flows for the foreseeable future. We currently do not anticipate any incoming cash flows, other than the sale of common stock through our ATM offering. We are not profitable, and we cannot provide any assurance that we will become profitable in the future. We will continue to incur losses because we are in the early development stage of commercializing our nuclear fuel.

We have approximately $27.6 million of working capital as of the date of this filing. We currently project a negative cash flow from our operations for both our general and administrative and R&D expenses, resulting in total expected expenditures of approximately $16.2 million for the next 12 months. Our R&D expenses are expected to increase over the next 12-15 months. Our cash balance at March 31, 2024 and as of the date of this filing exceeds our anticipated cash requirements for the next 12 months. There are inherent uncertainties in forecasting the R&D and other expenditures that will be required in the future. Once other anticipated agreements are finalized or other future R&D agreements are entered into and the future R&D expenses are known, we expect to incur a significantly higher level of future required R&D expenses and higher negative monthly cash flows from operations.

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

We will need to receive substantial funding and in-kind support from government, strategic partners and/or other third-party sources throughout our nuclear fuel R&D development period in order to fund our ongoing R&D efforts in the future. If we are unable to obtain such funding and/or in-kind support that meets our future R&D cash requirements, we will need to seek other funding, which may include the issuance of additional shares of the Company’s common stock, if available. This will result in dilution to our existing stockholders. If we can raise additional funds through the issuance of preferred stock, other equity or convertible securities, these securities could have rights or preferences senior to those of our common stock and could contain covenants that restrict our operations in the future. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all.

Our current source of cash available to us for the next 12 months, in addition to cash and cash equivalents on hand, is the potential funding from equity issuances pursuant to the at-the-market equity offering sales agreement, as amended, with Stifel, Nicolaus & Company, Incorporated. The Company previously had an effective shelf registration statement on Form S-3 that was filed with the Securities and Exchange Commission, or SEC, on March 25, 2021, registering the sale of up to $75 million of the Company’s securities which was declared effective on April 5, 2021. We filed a prospectus supplement, dated April 4, 2023, with the SEC pursuant to which we may offer and sell shares of common stock having an aggregate offering price of up to $17.9 million from time to time, through the ATM. We filed a new shelf registration statement on Form S-3 on March 29, 2024 and that became effective on April 19, 2024. We filed a prospectus supplement, dated May 10, 2024, with the SEC pursuant to which we may offer and sell shares of common stock having an aggregate offering price of up to $6.6 million from time to time, through the ATM.

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

We have no debt or lines of credit and we have financed our operations to date through the sale of our preferred stock and common stock. Management believes that public or private equity investments may be available in the future; however, adverse market conditions, in our common stock price and trading volume, as well as other factors could substantially impair our ability to raise capital in the future and continue developing our nuclear fuel.

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

The following table provides detailed information about our net cash flows for the three months ended March 31, 2024 and 2023 (rounded in millions):

Cash Flows

	Three Months Ended
	March 31,
	2024	2023

Net Cash Used in Operating Activities	$(1.9)	$(1.5)
Net Cash Used in Investing Activities	—	—
Net Cash Provided by Financing Activities	1.2	0.7
Net Cash Outflow	$(0.7)	$(0.8)

Operating Activities

Our net cash used in operating activities increased by $0.4 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. This increase was primarily due to increased spending on R&D and general and administrative expenses.

Financing Activities

Our net cash provided by financing activities increased by $0.5 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. This increase was due to an increase in the net proceeds received from the issuance of common stock under our at-the-market (ATM) facility.

Cash provided by our ATM facility was $1.2 million (sale of approximately 0.4 million common shares) and $0.7 million (sale of approximately 0.2 million common shares) for the three months ended March 31, 2024 and 2023, respectively.

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

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2024 due to the material weakness in internal control over financial reporting described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2023, in management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2023, management determined that there was a material weakness related to the design of our information technology general controls (ITGC) over logical access to key information systems used in the financial reporting process, resulting in certain segregation of duties conflicts. Additionally, certain business process controls that are dependent on information from these systems were also not effective. Notwithstanding the material weakness, there were no restatements of prior period finance statements, and no changes in previously released financial results were required as a result of the material weakness.

Ongoing Remediation of Previously Identified Material Weakness

The Company’s management, under the oversight of the Audit Committee, has undertaken measures to remediate these deficiencies. This includes enhancing the design of logical access controls to ensure appropriate segregation of duties through improved internal documentation and monitoring activities. Management began to implement these remedial steps during the fourth quarter of fiscal 2023 by removing privileged access to accounting software. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively. The Company may also identify additional measures that may be required to remediate the material weaknesses in the Company’s internal control over financial reporting, necessitating further action.

Changes in Internal Control Over Financial Reporting

Except as noted above, there were no changes in the Company’s internal control over financial reporting during the first quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Other than as set forth below, there have been no other material changes to our risk factors from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Acquisition activity presents certain risks to our business, operations and financial condition, and we may not realize the financial and strategic goals contemplated at the time of a transaction.

We expect that acquisitions will be an important part of our long-term growth strategy. Successful execution following the closing of an acquisition is essential to achieving the anticipated benefits of the transaction. We may make acquisitions to support our growth and our acquisition strategy depends on our ability to complete and integrate the acquisitions. Mergers and acquisitions are inherently risky, and any mergers and acquisitions that we complete may not be successful. The process of integrating an acquired company's business into our operations is challenging and may result in expected or unexpected operating or compliance challenges, which may require significant expenditures and a significant amount of our management's attention that would otherwise be focused on the ongoing operation of our business. The potential difficulties or risks of integrating an acquired company's business include, among others:

•	the effect of any potential acquisition on our financial and strategic positions and our reputation,
•	risk that we fail to successfully implement our business plan for the combined business,
•	risk that we are unable to obtain the anticipated benefits of any potential acquisition, including synergies or economies of scale,
•	challenges in reconciling business practices or in integrating activities, logistics or information technology and other systems,
•	challenges in reconciling accounting issues, especially if an acquired company utilizes accounting principles different from those we use,
•	retention risk with respect to key collaborators and employees and challenges in retaining, assimilating and training new employees,
•	potential failure of the due diligence processes to identify significant problems, liabilities or other shortcomings or challenges of an acquired company, which could result in unexpected litigation, regulatory exposure, financial contingencies and known and unknown liabilities, and
•	challenges in complying with newly applicable laws and regulations, including obtaining or retaining required approvals, licenses and permits.

Any potential acquisitions may also result in the expenditure of available cash and amortization of expenses any of which could have a material adverse effect on our results of operations or financial condition. Investments in immature businesses with unproven track records have an especially high degree of risk, with the possibility that we may lose the value of our entire investments or incur additional unexpected liabilities. Large or costly acquisitions or investments may also diminish our capital resources and liquidity or limit our ability to engage in additional transactions for a period of time. All of the foregoing risks may be magnified as the cost, size or complexity of a potential acquisition or acquired company increases, or where the acquired company's market or business are materially different from ours, or where more than one integration is occurring simultaneously or within a concentrated period of time.

In addition, in the future we may require significant financing to complete an acquisition or investment, whether through bank loans, raising of debt, issuance of equity securities or otherwise. We cannot assure you that such financing options will be available to us on reasonable terms, or at all. If we are not able to obtain such necessary financing, it could have an impact on our ability to consummate any potential acquisition or investment and execute our growth strategy. The issuance of a significant number of shares as consideration for any potential acquisition would have a dilutive effect on our existing stockholders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Amendment to At-the-Market Equity Offering Sales Agreement

On May 8, 2024, the Company entered into an amendment (the "Amendment") to its at-the-market equity offering sales agreement, dated May 28, 2019 and as amended on April 9, 2021, with Stifel, Nicolaus & Company, Incorporated (“Stifel”) to (i) replace certain references to the Company’s expired shelf registration statement on Form S-3 (File No. 333-254702) filed on March 25, 2021 with the Securities and Exchange Commission (“SEC”) and declared effective April 5, 2021, with reference to the Company’s effective shelf registration statement on Form S-3 (File No. 333-278388), filed on March 29, 2024 with the SEC and declared effective on April 19, 2024 (the “Registration Statement”), (ii) update public float calculations included therein and (iii) reduce the commission rate for fees owed to Stifel from 4.0% of the gross sales price per share sold to 3.0% of the gross sales price per share sold.

Sales of the Company’s common stock through Stifel, if any, will be made by any method that is deemed to be an “at-the-market” equity offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, pursuant to the Company’s Registration Statement, the base prospectus filed as part of such registration statement, and the prospectus supplement dated May 10, 2024.

The foregoing summary of the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment, a copy of which is attached as Exhibit 1.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

This Quarterly Report on Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to buy the securities discussed herein, nor shall there be any offer, solicitation, or sale of the securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction.

ITEM 6. EXHIBITS

EXHIBIT INDEX -

Exhibit Number	Description

1.1*	Amendment No. 2 to the At-the-Market Equity Offering Sales Agreement, dated May 8, 2024, by and between Lightbridge Corporation and Stifel, Nicolaus & Company, Incorporated.

5.1*	Opinion of Gary R. Henrie, Esq.

10.1▲*

Modification No. 2 to the Project Task Statement, dated March 25, 2024, under the Strategic Partnership Project Agreement, dated December 9, 2022, as amended on May 23, 2023, by and between Lightbridge Corporation and Battelle Energy Alliance, LLC.

23.1*	Consent of Gary R. Henrie, Esq. (included in Exhibit 5.1).

31.1*	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Accounting Officer.

32*	Section 1350 Certifications.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Filed or furnished herewith

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

LIGHTBRIDGE CORPORATION

Date: May 10, 2024	By:	/s/ Seth Grae
	Name:	Seth Grae
	Title:	President, Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Larry Goldman
	Name:	Larry Goldman
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

