Form 10-Q
period 2024-06-30
LIGHTBRIDGE Corp
filed 2024-08-01
CIK 1084554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The number of shares outstanding of the issuer’s common stock, as of July 30, 2024 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	14,595,928

LIGHTBRIDGE CORPORATION

FORM 10-Q

JUNE 30, 2024

PART I-FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIGHTBRIDGE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$27,067,039	$28,598,445
Prepaid expenses and other current assets	302,668	207,063
Total Current Assets	27,369,707	28,805,508
Other Assets
Prepaid project costs and other long-term assets	476,250	483,000
Trademarks	108,865	108,865
Total Assets	$27,954,822	$29,397,373

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$932,832	$486,326
Total Current Liabilities	932,832	486,326

Commitments and contingencies - Note 5

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 authorized shares, 0 shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value, 25,000,000 authorized, 14,591,477 shares and 13,698,274 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	14,591	13,698
Additional paid-in capital	184,599,393	181,295,125
Accumulated deficit	(157,591,994)	(152,397,776)
Total Stockholders’ Equity	27,021,990	28,911,047
Total Liabilities and Stockholders’ Equity	$27,954,822	$29,397,373

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTBRIDGE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue	$—	$—	$—	$—

Operating Expenses
General and administrative	1,792,613	1,596,818	3,950,358	3,462,747
Research and development	909,612	366,855	1,933,435	814,899
Total Operating Expenses	2,702,225	1,963,673	5,883,793	4,277,646

Other Operating Income
Contributed services - research and development	—	—	—	31,028
Total Other Operating Income	—	—	—	31,028

Operating Loss	(2,702,225)	(1,963,673)	(5,883,793)	(4,246,618)

Other Income
Interest income	327,591	291,449	689,575	547,814
Total Other Income	327,591	291,449	689,575	547,814

Net Loss Before Income Taxes	(2,374,634)	(1,672,224)	(5,194,218)	(3,698,804)
Income taxes	—	—	—	—
Net Loss	$(2,374,634)	$(1,672,224)	$(5,194,218)	$(3,698,804)

Net Loss Per Common Share
Basic and diluted	$(0.17)	$(0.14)	$(0.38)	$(0.32)

Weighted Average Number of Common Shares Outstanding	13,930,032	11,773,594	13,710,993	11,723,941

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTBRIDGE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2024

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2023	11,900,217	$11,900	$173,595,385	$(144,489,130)	$29,118,155

Shares issued - registered offerings - net of offering costs	169,978	170	730,882	—	731,052
Shares issued to consultant & directors for services	55,835	56	214,944	—	215,000
Stock-based compensation	—	—	284,360	—	284,360
Net loss for the three months ended March 31, 2023	—	—	—	(2,026,580)	(2,026,580)
Balance – March 31, 2023	12,126,030	$12,126	$174,825,571	$(146,515,710)	$28,321,987

Shares issued - registered offerings - net of offering costs	320,023	320	1,583,010	—	1,583,330
Shares issued pursuant to restricted stock awards	35,088	35	(35)	—	—
Shares issued to consultant for services	3,658	4	14,996	—	15,000
Stock-based compensation	—	—	316,798	—	316,798
Net loss for the three months ended June 30, 2023	—	—	—	(1,672,224)	(1,672,224)
Balance – June 30, 2023	12,484,799	$12,485	$176,740,340	$(148,187,934)	$28,564,891

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2024	13,698,274	$13,698	$181,295,125	$(152,397,776)	$28,911,047

Shares issued - registered offerings - net of offering costs	427,300	428	1,221,554	—	1,221,982
Shares issued to consultant & directors for services	64,206	64	254,936	—	255,000
Stock-based compensation	—	—	456,904	—	456,904
Net loss for the three months ended March 31, 2024	—	—	—	(2,819,584)	(2,819,584)
Balance – March 31, 2024	14,189,780	$14,190	$183,228,519	$(155,217,360)	$28,025,349

Shares issued - registered offerings - net of offering costs	400,831	400	982,242	—	982,642
Shares issued to consultant for services	5,000	5	14,995	—	15,000
Net share settlement for withholding taxes paid upon vesting of restricted stock awards	(4,134)	(4)	(10,579)		(10,583)
Stock-based compensation	—	—	384,216	—	384,216
Net loss for the three months ended June 30, 2024	—	—	—	(2,374,634)	(2,374,634)
Balance – June 30, 2024	14,591,477	$14,591	$184,599,393	$(157,591,994)	$27,021,990

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTBRIDGE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2024	2023
Operating Activities
Net Loss	$(5,194,218)	$(3,698,804)

Adjustments to reconcile net loss from operations to net cash used in operating activities:
Common stock issued for services	15,000	15,000
Stock-based compensation	841,120	601,158

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(95,605)	(240,355)
Prepaid project costs and other long-term assets	6,750	(144,750)
Accounts payable and accrued liabilities	701,506	457,388
Net Cash Used in Operating Activities	(3,725,447)	(3,010,363)

Net Cash Used in Investing Activities	—	—

Financing Activities
Net proceeds from the issuances of common stock and tax payments for share settlement of equity awards	2,194,041	2,314,382
Net Cash Provided by Financing Activities	2,194,041	2,314,382

Net Decrease in Cash and Cash Equivalents	(1,531,406)	(695,981)
Cash and Cash Equivalents, Beginning of Period	28,598,445	28,899,997
Cash and Cash Equivalents, End of Period	$27,067,039	$28,204,016

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period:
Interest paid	$—	$—
Income taxes paid	$—	$—
Non-Cash Financing Activities:
Payment of accrued liabilities with common stock	$255,000	$215,000

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

At the end of the reporting period, the Company reviews U.S. treasury instruments held to determine whether the securities are of the most recent issuance of that security with the same maturity (referred to as “on-the-run”, which is the most liquid version of the maturity band). If a U.S. treasury instrument held at the end of the reporting period was from the most recent issuance it is classified as level 1, otherwise it is referred to as “off-the-run” and is classified as level 2. During the six months ended June 30, 2024 and 2023, there were $0 transfers from level 1 to level 2 related to U.S. Treasury instruments acquired on-the-run that as of the reporting period became off-the-run, respectively.

The following table summarizes the valuation of the Company’s cash equivalents (in millions) that fall within the fair value hierarchy at June 30, 2024. There were no cash equivalents at December 31, 2023.

Assets	Level I	Level II	Level III
Treasury Bills	$7.5	$12.5	$—

Certain Risks and Uncertainties

The Company will need additional funding and/or in-kind support via a combination of strategic alliances, government grants, further offerings of equity securities, or an offering of debt securities in order to support its future research and development (R&D) activities required to further enhance and complete the development and commercialization of its fuel products.

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

The outstanding securities noted below have been excluded from the computation of diluted weighted shares outstanding for the three and six months ended June 30, 2024 and 2023, as they would have been anti-dilutive due to the Company’s losses at June 30, 2024 and 2023 and also because the exercise price of certain of these outstanding securities was greater than the average closing price of the Company’s common stock.

	Three and Six Months Ended
	June 30,
	2024	2023
Stock options outstanding	534,341	525,903
Restricted stock awards outstanding	545,992	451,404
Total	1,080,333	977,307

Note 3. Prepaid Project Costs and Other Long-term Assets

In 2022, the Company entered into two agreements with Idaho National Laboratory (INL), in collaboration with the United States Department of Energy (DOE), to support the development of Lightbridge Fuel™. At the time of signing, the Company made advanced payments for future project work totaling $0.4 million to Battelle Energy Alliance, LLC (BEA), DOE’s operating contractor for INL. In May 2023, the Company and INL modified the agreements to extend the contract term to May 2029, aligning it with the duration of the irradiation testing and increasing the advanced payments by $0.1 million to $0.5 million. The prepaid project costs were $0.5 million as of June 30, 2024 and December 31, 2023, recorded under Other Assets - Prepaid project costs and other long-term assets on the accompanying condensed consolidated balance sheets.

Note 4. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (rounded in millions):

	June 30,	December 31,
	2024	2023
Trade payables	$0.2	$0.1
Accrued legal and consulting expenses	0.2	0.4
Accrued bonus	0.5	—
Total	$0.9	$0.5

Note 5. Commitments and Contingencies

As of June 30, 2024 and December 31, 2023, the Company had total project task orders and contractual commitments for R&D work for the following three R&D projects (rounded in millions):

	June 30,	December 31,
	2024	2023
INL Project	$2.8	$2.9
Romania Feasibility Study	0.1	0.2
Centrus Energy FEED Study	0.1	0.5
Total	$3.0	$3.6

Project Task Statements - INL Project

On March 26, 2024, the Company and BEA entered into Modification No. 2 (Modification No. 2) to the project task statement (PTS) under the Strategic Partnership Project Agreement (SPPA), dated December 9, 2022, as amended on May 23, 2023, by and between the Company and BEA. Pursuant to the terms of Modification No. 2, the potential amounts payable by the Company to reimburse BEA for its expenses and employee time were increased by approximately $0.6 million, bringing the total estimated cost for the work to be performed under the “umbrella” SPPA to $1.7 million.

After Modification No. 2, total cash payments from the Company to BEA under both Agreements were estimated at approximately $4.3 million (excluding project contingencies) on a cost reimbursable basis over the performance periods under the initial releases.

As of June 30, 2024, the Company had approximately $2.8 million in outstanding PTSs to BEA relating to the R&D work being conducted under the SPPA and “umbrella” Cooperative Research and Development Agreement (CRADA) at INL. Performance of work under these agreements may be terminated at any time by either party, without any liability, after the effective date of termination, upon giving a thirty-day written notice under the SPPA and a sixty-day written notice under the CRADA, to the other party. In the event of termination, the Company shall be responsible for BEA’s costs (including the closeout costs), through the effective date of termination, but in no event shall the Company’s cost responsibility exceed the total estimated cost stated in each PTS and any subsequent modification to the PTS.

Romania Feasibility Study of Lightbridge Fuel™ for use in CANDU reactors

On October 16, 2023, the Company engaged Institutul de Cercetări Nucleare Pitești, a subsidiary of Regia Autonoma Tehnologii pentru Energia Nucleara (RATEN ICN) in Romania to perform an engineering study to assess the compatibility and suitability of Lightbridge Fuel™ for use in CANDU reactors.

On July 2, 2024, the Company and RATEN ICN agreed to a change order modifying the remaining scope, schedule, and total fee for the engineering study. The revised total fee is now $0.2 million. As of June 30, 2024, the Company had approximately $0.1 million in remaining outstanding project commitments to RATEN ICN, payable upon the acceptance of the final engineering study report by the Company.

FEED Study with Centrus Energy for a Lightbridge Pilot Fuel Fabrication Facility

On December 5, 2023, the Company entered into an agreement with Centrus Energy Corp. (Centrus Energy) to conduct a front-end engineering and design (FEED) study to construct a Lightbridge Pilot Fuel Fabrication Facility (LPFFF) to manufacture Lightbridge Fuel™ using high-assay low-enriched uranium (HALEU) at the American Centrifuge Plant in Piketon. In the second quarter of 2024, Centrus completed Phase 1 of the FEED Study and issued a report.

On June 27, 2024, the Company and Centrus Energy agreed to a Change Order modifying the remaining scope, schedule, and total fee for the FEED study. The revised total fee is now $0.3 million with $0.1 million as the remaining amount due to Centrus Energy, upon the acceptance of the final FEED study report by the Company.

Operating Leases

The Company leased office space for a 12-month term from January 1, 2024 through December 31, 2024 with a monthly payment of approximately $8,000. The future minimum lease payments required under the non-cancellable operating leases for 2024 total approximately $0.1 million. Total rent expense for the three and six months ended June 30, 2024 was approximately $24,000 and $48,000, respectively. Total rent expense for the three and six months ended June 30, 2023 was approximately $23,000 and $47,000, respectively.

Note 6. Research and Development Costs

INL Project

In 2022, Lightbridge entered into agreements with BEA, to support the development of Lightbridge Fuel™. These framework agreements use an innovative structure that consists of an “umbrella” SPPA and an “umbrella” CRADA, with an initial duration of seven years. Throughout the duration of these umbrella agreements, all R&D work contracted with BEA is through the issuance of PTSs. The initial phase of work under the two agreements will culminate in irradiation testing in the Advanced Test Reactor of fuel samples using enriched uranium supplied by the DOE. The initial phase of work aims to generate irradiation performance data for Lightbridge’s delta-phase uranium-zirconium alloy relating to various thermophysical properties. The data, which will be obtained during post-irradiation examination work, will support fuel performance modeling and regulatory licensing efforts for the commercial deployment of Lightbridge Fuel™. For the three and six months ended June 30, 2024, the Company recorded $0.3 million and $0.7 million in R&D expenses associated with INL, respectively. For the three and six months ended June 30, 2023, the Company recorded $0.1 million and $0.3 million in R&D expenses associated with INL, respectively.

Romania Feasibility Study

On October 16, 2023, the Company engaged RATEN ICN in Romania to perform an engineering study to assess the compatibility and suitability of Lightbridge Fuel™ for use in CANDU reactors. The total price of approximately $0.2 million is payable in three installments, including an advance payment of $0.1 million and an interim milestone payment and final payment totaling approximately $0.1 million. For the three and six months ended June 30, 2024, the Company recorded zero and $0.1 million, respectively in R&D expenses associated with RATEN ICN.

Centrus Energy FEED Study

On December 5, 2023, the Company entered into an agreement with Centrus Energy to conduct a FEED study to add a dedicated LPFFF at the American Centrifuge Plant in Piketon, Ohio. For the three and six months ended June 30, 2024, the Company recorded zero and $0.2 million, respectively in R&D expenses associated with this FEED study.

In the second quarter of 2024, Centrus completed Phase 1 of the FEED Study and issued a report. In our judgement, the preliminary labor effort and schedule estimates show that the Piketon site may be better suited for deployment of an industrial-scale facility rather than a much smaller pilot-scale fuel fabrication facility the Company is looking to establish over the next few years. The final report is expected to be submitted by Centrus Energy in the third quarter 2024.

The following table presents the total R&D expenses for the three and six months ended June 30, 2024 and 2023 (rounded to millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
INL Project	$0.3	$0.1	$0.7	$0.3
Romania Feasibility Study	—	—	0.1	—
Centrus Energy FEED Study	—	—	0.2	—
Allocated employee compensation and stock-based compensation expenses	0.5	0.2	0.7	0.3
Other outside R&D expenses	0.1	0.1	0.2	0.2
Total	$0.9	$0.4	$1.9	$0.8

Note 7. Stockholders’ Equity and Stock-Based Compensation

At June 30, 2024, the Company had 14,591,477 common shares outstanding (including outstanding RSAs totaling 545,992 shares). Also outstanding were stock options relating to 534,341 shares of common stock (of which 521,731 stock options were vested), all totaling 15,125,818 shares of common stock and all common stock equivalents, potentially outstanding at June 30, 2024.

At December 31, 2023, the Company had 13,698,274 common shares outstanding (including outstanding RSAs totaling 557,688 shares). Also outstanding were stock options relating to 510,787 shares of common stock (of which 498,177 stock options were vested), all totaling 14,209,061 shares of common stock and all common stock equivalents, outstanding at December 31, 2023.

Common Stock Equity Offerings

At-the-Market (ATM) Offerings

On May 28, 2019, the Company entered into an at-the-market equity offering sales agreement with Stifel, Nicolaus & Company, Incorporated (Stifel), which was amended on April 9, 2021 and May 8, 2024 (the ATM Agreement), pursuant to which the Company may issue and sell shares of its common stock from time to time through Stifel as the Company’s sales agent. On May 8, 2024, the Company entered into an amendment to the ATM Agreement with Stifel. Under this amended agreement, the Company pays Stifel a commission equal to 3.0% of the aggregate gross proceeds of any sales of common stock under the agreement. The offering of common stock pursuant to this agreement can be terminated with 10 days written notice by either party. Sales of the Company’s common stock through Stifel, if any, will be made by any method that is deemed to be an “at-the-market” equity offering as defined in Rule 415 promulgated under the Securities Act of 1933.

On March 29, 2024, the Company filed a shelf registration statement on Form S-3, registering the sale of up to $75.0 million of the Company’s securities, which registration statement was declared effective on April 19, 2024. On May 10, 2024, the Company filed a prospectus supplement, which was further supplemented on July 19, 2024, pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $12.5 million from time to time through its ATM.

The Company records its ATM sales on a settlement date basis. The Company sold 828,131 shares under the ATM for the six months ended June 30, 2024 resulting in net proceeds of $2.2 million (stock issuance costs were approximately $0.3 million). The Company sold 490,001 shares under the ATM for the six months ended June 30, 2023 resulting in net proceeds of $2.3 million (stock issuance costs were approximately $0.1 million).

Stock-based Compensation

Amendment to 2020 Equity Incentive Plan

On March 9, 2020, the Board of Directors adopted the Company’s 2020 Omnibus Incentive Plan (the 2020 Plan). On September 3, 2020, the shareholders approved the 2020 Plan to authorize grants of the following types of awards: (a) Options, (b) Stock Appreciation Rights, (c) Restricted Stock and Restricted Stock Units, and (d) Other Stock-Based and Cash-Based Awards. The total number of shares of common stock available for issuance under the 2020 Plan is 2,500,000 shares with 1,484,047 shares available for future issuance at June 30, 2024. On February 27, 2024, the Board of Directors approved an increase of 700,000 shares to the authorized number of shares under the 2020 Equity Incentive Plan, increasing the total authorized number of shares from 1,800,000 shares to 2,500,000 shares. This increase was approved by the stockholders at the shareholders’ annual meeting on April 19, 2024.

Stock Options

During the six months ended June 30, 2024 and 2023, the number of stock options the Company granted to a consultant was 58,309 and 21,241, respectively.

Common Stock

Consultants’ Stock Issuances

For the six months ended June 30, 2024 and 2023, the Company issued 8,750 shares (with stock prices at $3.00 to $4.00 per share) and 7,408 shares (with stock prices at $3.89 to $4.01 per share) of common stock, respectively, to its investor relations firm for services provided during the period, recorded to general and administrative expenses. The expense recorded for these share issuances was $15,000 for each quarter with a weighted average grant date fair value of $3.43 per share.

Directors’ Stock Issuances

On November 20, 2023, the Board of Directors approved an equity grant valued at $240,000 in total to its six directors, which resulted in granting a total of 60,456 shares of common stock, valued on the grant date at $3.97 per share, which vested and were issued on January 2, 2024.

On December 15, 2022, the Board of Directors approved an equity grant valued at $200,000 in total to its five independent directors, recorded in general and administrative expenses, which resulted in granting a total of 52,085 shares of common stock to the five independent directors, valued on the grant date at $3.84 per share, which vested and were issued on January 3, 2023.

Restricted Stock Awards

As of June 30, 2024 and December 31, 2023, there were 545,992 and 557,688 restricted stock awards (RSAs) included in the total issued and outstanding common stock. A total of $0.8 million and $0.6 million of compensation expense was recorded for the six months ended June 30, 2024 and 2023, respectively. Compensation expense is recognized straight line over the three-year vesting period.

As of June 30, 2024, total unrecognized compensation cost related to restricted stock units was $1.8 million, which is expected to be recognized over a remaining weighted-average vesting period of 1.75 years.

Stock-Based Compensation Expense

Stock Options

The following assumptions were used in the Black-Scholes pricing model to determine the fair value of stock options granted during the six months ended June 30, 2024 and 2023:

	Six Months Ended
	June 30,
	2024	2023
Expected volatility	75.36%	68.13%
Risk free interest rate	4.54%	4.88%
Dividend yield rate	—	—
Expected term	2 years	1 year
Closing price per share – common stock	$2.62	$4.31

Total non-cash stock-based compensation expense recorded related to options granted and restricted stock awards included in the Company’s unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023 are as follows (rounded in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Research and development expenses	$0.1	$—	$0.1	$0.1
General and administrative expenses	0.3	0.3	0.7	0.5
Total stock-based compensation expense	$0.4	$0.3	$0.8	$0.6

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will,” “may,” or similar expressions, which are intended to identify forward-looking statements. Such statements include, among others:

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

This MD&A consists of the following sections:

•	Overview of Our Business and Development of Lightbridge Fuel™ – a general overview of our business and updates;

•	Critical Accounting Estimates – a discussion of critical judgments and estimates;

•	Operations Review – an analysis of our consolidated results of operations for the periods presented in our condensed consolidated financial statements; and

•	Liquidity, Capital Resources, and Financial Position – an analysis of our cash flows and an overview of our financial position.

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

In the second quarter of 2024, the Company and Centrus Energy completed Phase 1 of the FEED Study. In our judgement, the preliminary labor effort and schedule estimates show that the Piketon site may be better suited for deployment of an industrial-scale facility rather than a much smaller pilot-scale fuel fabrication facility the Company is looking to establish over the next few years. As such, on June 27, 2024, Lightbridge and Centrus Energy agreed to a change order modifying the remaining scope, schedule, and cost for the FEED study. The total fee is now $0.3 million with $0.1 million due upon acceptance of the final report by the Company. The final FEED study report is expected to be submitted by Centrus Energy in the third quarter of 2024. The Company is currently exploring other options for deployment of a Lightbridge Pilot Fuel Fabrication Facility.

Romania Feasibility Study of Lightbridge Fuel™ for use in CANDU reactors

On October 16, 2023, we engaged Institutul de Cercetări Nucleare Pitești, a subsidiary of Regia Autonoma Tehnologii pentru Energia Nucleara (RATEN ICN) in Romania to perform an engineering study to assess the compatibility and suitability of Lightbridge Fuel™ for use in CANDU reactors. This assessment covers key areas including mechanical design, neutronics analysis, and thermal and thermal-hydraulic evaluations. The findings from this engineering study will play an important role in guiding future economic evaluations and navigating potential regulatory licensing-related issues for potential use of Lightbridge Fuel™ in CANDU reactors. On July 2, 2024, we issued a change order adding a new task to the remaining scope of this engineering study. Following the change order, the Company will be obligated to pay a total fee of approximately $0.2 million for this engineering study, which is expected to be completed in 2024.

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

We anticipate that the initial phase of work under the two agreements that has been released will culminate in casting and extrusion of unclad fuel material samples using enriched uranium supplied by the DOE that will subsequently be inserted for irradiation testing in the Advanced Test Reactor (ATR) at INL. The initial phase of work aims to generate irradiation performance data for Lightbridge’s delta-phase uranium-zirconium alloy relating to various thermophysical properties. The data will support fuel performance modeling and regulatory licensing efforts for commercial deployment of Lightbridge Fuel™. We are using a rolling wave planning approach for project management purposes on the released scopes of work. It is an iterative planning technique in which the work to be accomplished in the near term is planned in detail, while work further in the future is planned at a higher level. As such, periodic revisions to the scope and/or cost estimates are anticipated.

We anticipate that subsequent phases of work under the two umbrella agreements that have not yet been released may include post-irradiation examination of the irradiated fuel material coupons, loop irradiation testing in the ATR, and post-irradiation examination of one or more uranium-zirconium fuel rodlets, as well as transient experiments in the Transient Reactor Test Facility at INL.

In 2023, we worked with INL to complete and issue a Quality Implementation Plan for our collaborative project at INL which was an essential first step to ensure all future work performed at INL on the project would meet the U.S. nuclear industry quality assurance requirements. Additionally, we worked with INL to demonstrate casting of delta-phase uranium-zirconium ingots with depleted uranium using existing INL equipment. As part of that effort, we cast several laboratory-scale ingots using depleted uranium and zirconium alloy materials.

On March 18, 2024, we announced a successful extrusion demonstration at INL of a billet into an unclad cylindrical rod, made of depleted uranium and zirconium alloy using the same composition of uranium and zirconium elements in the alloy as what is planned to be ultimately used in Lightbridge Fuel™. We are working with INL on analyzing the extruded rod to confirm the extrusion process parameters prior to producing future fuel samples using enriched uranium for irradiation testing in the ATR.

On March 26, 2024, the Company and BEA entered into Modification No. 2 (Modification No. 2) to the project task statement (PTS) under the SPPA, dated December 9, 2022, as amended on May 23, 2023, by and between the Company and BEA. Pursuant to the terms of Modification No. 2, the potential amounts payable by the Company to reimburse BEA for its expenses and employee time were increased by approximately $0.6 million, bringing the total estimated cost for the work to be performed under the “umbrella” SPPA to $1.7 million.

After Modification No. 2, total cash payments from the Company to BEA under both agreements were estimated at approximately $4.3 million (excluding project contingencies) on a cost reimbursable basis over the performance periods under the initial releases. As of June 30, 2024, the Company had approximately $2.8 million in outstanding PTS to BEA.

The Company in the third quarter anticipates entering into an additional modification to the PTS under the SPPA and/or CRADA with INL to expand the scope of work by performing additional extrusions and updating the experiment design for irradiation testing in the ATR. The Company is discussing additional scopes of work with INL to be performed under the two “umbrella” agreements with BEA, so the Company anticipates that additional modifications for such expanded scopes of work that may be entered into in the future.

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

The long-term milestones towards development and commercialization of nuclear fuel assemblies include, among other things, irradiating nuclear material samples and prototype fuel rods with enriched uranium in test reactors, conducting post-irradiation examination of irradiated material samples and/or prototype fuel rods, performing thermal-hydraulic experiments, performing seismic and other out-of-reactor experiments, performing advanced computer modeling and simulations to support fuel qualification, designing a lead test assembly (LTA), entering into a lead test rod/assembly agreement(s) with a host reactor(s), demonstrating the production process of lead test rods and/or lead test assemblies at a pilot-scale fuel fabrication facility and demonstrating the operation of lead test rods and/or lead test assemblies in commercial reactors.

There are inherent uncertainties in the cost and outcomes of the many steps needed for successful deployment of our fuel in commercial nuclear reactors, which makes it difficult to accurately predict the timing of the commercialization of our nuclear fuel technology. However, based on our best estimate and assuming adequate R&D funding levels, we expect to begin demonstration of lead test rods and/or possibly LTAs with our metallic fuel in commercial reactors in the 2030s and begin receiving purchase orders for initial fuel reload batches from utilities 15-20 years from now, with deployment of our nuclear fuel in the first reload batch in a commercial reactor taking place approximately two years thereafter. We are exploring ways of shortening this timeframe that may include securing access to expanded irradiation test loop capacity in existing or new research reactor facilities.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make a variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. For a discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our financial statements, please see “Critical Accounting Estimates” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 4, 2024. There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2024.

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

OPERATIONS REVIEW

Financial information is included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Condensed Consolidated Results of Operations – Three Months Ended June 30, 2024 and 2023

The following table presents our historical operating results and the change in amounts for the periods indicated (rounded to millions):

	Three Months Ended		Increase	Increase
	June 30,		(Decrease)	(Decrease)
	2024	2023	Change $	Change %
Operating Expenses
General and administrative	$1.8	$1.6	$0.2	13%
Research and development	$0.9	$0.4	$0.5	125%
Total Operating Expenses	$2.7	$2.0	$0.7	35%

Operating Loss	$(2.7)	$(2.0)	$0.7	35%
Other Income	$0.3	$0.3	$0.0	0%
Net loss before Income Taxes	$(2.4)	$(1.7)	$0.7	41%

Net Loss	$(2.4)	$(1.7)	$0.7	41%

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

General and administrative expenses increased by $0.2 million for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The increase of $0.2 million was primarily due to an increase in professional fees of $0.1 million and an increase in employee compensation and stock-based compensation of $0.1 million.

Research and Development

R&D expenses consist primarily of costs associated with our CRADA and SPPA with INL, employee compensation and related fringe benefits including stock-based compensation and related allocable overhead costs for the R&D of our fuel.

The following table presents our total R&D expenses, including internal costs and other outside R&D costs, for the three months ended June 30, 2024 and 2023 (rounded to millions):

	Three Months Ended
	June 30,
	2024	2023
INL Project	$0.3	$0.1
Allocated employee compensation and stock-based compensation expenses	0.5	0.2
Other outside R&D expenses	0.1	0.1
Total	$0.9	$0.4

Total R&D expenses increased by $0.5 million for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023 due to the increase in R&D activities related to the development of our fuel. This increase primarily consisted of an increase in INL project labor costs and outside R&D expenses of $0.2 million, and an increase in allocated employee compensation and employee benefits of $0.3 million due to an increase in R&D employees.

We currently project investing approximately $8.3 million in the R&D of our nuclear fuel over the next 12 to 15 months.

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

Other Income

The Company’s interest income earned from the purchase of treasury bills and from our bank savings account for the three months ended June 30, 2024 was constant, as compared to the three months ended June 30, 2023.

Condensed Consolidated Results of Operations – Six Months Ended June 30, 2024 and 2023

The following table presents our historical operating results and the change in amounts for the periods indicated (rounded to millions):

	Six Months Ended		Increase	Increase
	June 30,		(Decrease)	(Decrease)
	2024	2023	Change $	Change %
Operating Expenses
General and administrative	$4.0	$3.4	$0.6	18%
Research and development	$1.9	$0.8	$1.1	138%
Total Operating Expenses	$5.9	$4.2	$1.7	40%

Operating Loss	$(5.9)	$(4.2)	$1.7	40%
Other Income	$0.7	$0.5	$0.2	40%
Net loss before Income Taxes	$(5.2)	$(3.7)	$1.5	41%

Net Loss	$(5.2)	$(3.7)	$1.5	41%

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

General and administrative expenses increased by $0.6 million for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The increase of $0.6 million was primarily due to an increase in employee compensation and employee benefits and directors’ fee of $0.1 million, due to increases in compensation, an increase in recruitment and travel expenses of $0.2 million due to recruitment fees and travel expenses for newly hired R&D employees, an increase in stock-based compensation of $0.2 million, due to the stock-based compensation amortization of RSAs issued in November 2023, and an increase in professional fee of $0.1 million,

Total stock-based compensation included in general and administrative expenses was $0.7 million and $0.5 million for six months ended June 30, 2024 and June 30, 2023, respectively.

Research and Development

R&D expenses consist primarily of costs associated with our CRADA and SPPA with INL, employee compensation and related fringe benefits including stock-based compensation and related allocable overhead costs for the R&D of our fuel.

The following table presents our total R&D expenses, including internal costs and other outside R&D costs, for the six months ended June 30, 2024 and 2023 (rounded to millions):

	Six Months Ended
	June 30,
	2024	2023
INL Project	$0.7	$0.3
Romania Feasibility Study	0.1	—
Centrus Energy FEED Study	0.2	—
Allocated employee compensation and stock-based compensation expenses	0.7	0.3
Other outside R&D expenses	0.2	0.2
Total	$1.9	$0.8

Total R&D expenses increased by $1.1 million for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023 due to the increase in R&D activities related to the development of our fuel. This increase primarily consisted of an increase in INL project labor costs and outside R&D expenses of $0.4 million, an increase in allocated employee compensation and employee benefits of $0.4 million due to an increase in R&D employees, an increase in the Romanian Feasibility Study of $0.1 million and an increase in the Centrus Energy FEED Study of $0.2 million.

We currently project investing approximately $8.3 million in the R&D of our nuclear fuel over the next 12 to 15 months.

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

Other Income

There was an increase in other income of $0.2 million due to rising interest rates over the past year, which resulted in an increase in interest income earned from the purchase of treasury bills and from our bank savings account for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023.

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

At June 30, 2024, we had cash and cash equivalents of $27.1 million, as compared to $28.6 million at December 31, 2023, a decrease of $1.5 million. We raised net proceeds of $2.2 million from the sale of approximately 0.8 million shares of common stock during the six months ended June 30, 2024. Our net cash used in operating activities for the six months ended June 30, 2024 was $3.7 million and our cash flow projections indicate that we will have continued negative cash flows for the foreseeable future. We currently do not anticipate any incoming cash flows, other than the sale of common stock through our at-the-market (ATM) offering. We are not profitable, and we cannot provide any assurance that we will become profitable in the future. We will continue to incur losses because we are in the early development stage of commercializing our nuclear fuel.

We have approximately $26.1 million of working capital as of the date of this filing. We currently project a negative cash flow from our operations for both our general and administrative and R&D expenses, resulting in total expected expenditures of approximately $14.3 million for the next 12 months. Our R&D expenses are expected to increase over the next 12-15 months. Our cash balance at June 30, 2024 and as of the date of this filing exceeds our anticipated cash requirements for the next 12 months. There are inherent uncertainties in forecasting the R&D and other expenditures that will be required in the future. We may also be unsuccessful in raising the capital necessary in the future to continue the R&D development of our fuel. Once other anticipated agreements are finalized or other future R&D agreements are entered into and the future R&D expenses are known, we expect to incur a significantly higher level of future required R&D expenses and higher negative monthly cash flows from operations.

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

Our current source of cash available to us for the next 12 months, in addition to cash and cash equivalents on hand, is the potential funding from equity issuances pursuant to the at-the-market equity offering sales agreement, as amended, with Stifel, Nicolaus & Company, Incorporated. We filed a shelf registration statement on Form S-3 on March 29, 2024, registering the sale of up to $75 million of the Company’s securities that became effective on April 19, 2024. On May 10, 2024, we filed a prospectus supplement, which was further supplemented on July 19, 2024, pursuant to which we may offer and sell shares of common stock having an aggregate offering price of up to $12.5 million from time to time, through the ATM.

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

The following table provides detailed information about our net cash flows for the six months ended June 30, 2024 and 2023 (rounded in millions):

Cash Flows

	Six Months Ended
	June 30,
	2024	2023

Net Cash Used in Operating Activities	$(3.7)	$(3.0)
Net Cash Used in Investing Activities	—	—
Net Cash Provided by Financing Activities	2.2	2.3
Net Cash Outflow	$(1.5)	$(0.7)

Operating Activities

Our net cash used in operating activities increased by $0.7 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. This increase was primarily due to increased spending on R&D, and general and administrative expenses and changes in working capital.

Financing Activities

Our net cash provided by financing activities decreased by $0.1 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. This decrease was due to a decrease in the net proceeds received from the issuance of common stock under our ATM facility.

Cash provided by our ATM facility was $2.2 million (sale of approximately 0.8 million common shares) and $2.3 million (sale of approximately 0.5 million common shares) for the six months ended June 30, 2024 and 2023, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating such controls and procedures, the Company recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2024 due to the material weakness in internal control over financial reporting described below.

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

Changes in Internal Control Over Financial Reporting

Except as noted above, there were no changes in the Company’s internal control over financial reporting during the second quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no other material changes to our risk factors from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 and the Quarterly Report on Form 10-Q for the period ending March 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2024, no director or executive of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

EXHIBIT INDEX -

Exhibit Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Accounting Officer.

32**	Section 1350 Certifications.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTBRIDGE CORPORATION

Date: August 1, 2024	By:	/s/ Seth Grae
	Name:	Seth Grae
	Title:	President, Chief Executive Officer, and Director
(Principal Executive Officer)

	By:	/s/ Larry Goldman
	Name:	Larry Goldman
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

