Form 10-K
period 2024-12-31
LIGHTBRIDGE Corp
filed 2025-03-03
CIK 1084554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

(571) 730-1200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	LTBR	The Nasdaq Capital Market LLC

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

At June 30, 2024, the aggregate market value of shares held by non-affiliates of the registrant (based upon the closing sale price of such shares on the Nasdaq Capital Market on June 30, 2024) was $46,721,670.

At March 2, 2025 there were 20,357,551 shares of the registrant’s common stock issued and outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

LIGHTBRIDGE CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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

•	dependence on strategic partners;

•	any adverse changes to our agreements or relationship with the U.S. government and its national laboratories;

•	our ability to fund our future operations, including general corporate overhead and outside research and development (R&D) expenses, and continue as a going concern;

•	the future market and demand for our fuel for nuclear reactors and our ability to attract customers;

•	our ability to manage the business effectively in a rapidly evolving market;

•	our ability to employ and retain qualified employees and consultants that have experience in the nuclear industry;

•	competition and competitive factors in the markets in which we compete, including from accident tolerant fuels (ATFs);

•	access to and availability of nuclear test reactors and the risks associated with unexpected changes in our nuclear fuel development timeline;

•	access to and availability of adequate resources and manufacturing capabilities at national laboratories that affect our nuclear fuel development timeline and project costs;

•	the increased costs associated with metallization of our nuclear fuel;

•	uncertainties related to conducting business in foreign countries;

•	public perception of nuclear energy generally;

•	changes in laws, rules, and regulations governing our business;

•	changes in the political environment;

•	development and utilization of, and challenges to, our intellectual property domestically and abroad;

•	the trading price of our securities is likely to be volatile, and purchasers of our securities could incur substantial losses; and

•	the other risks and uncertainties identified in Item 1A. Risk Factors included herein.

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

Overview

At Lightbridge, we believe that increasing the supply of reliable electric power is necessary for people and economies to flourish. We are developing next generation nuclear fuel for water-cooled reactors that could significantly improve the economics and safety of existing and new nuclear power plants, large and small, and enhance proliferation resistance of spent nuclear fuel while supplying clean energy to the electric grid or to “behind the meter” customers for electric power, including data centers. We project that the world’s energy and climate needs can only be met if nuclear power’s share of the energy-generating mix grows substantially in the coming decades. We believe Lightbridge can benefit from a growing nuclear power industry, and that our nuclear fuel can help enable that growth to happen.

We believe our metallic fuel will offer significant economic and safety benefits over traditional nuclear fuel, primarily because of the superior heat transfer properties and the resulting lower operating temperature of all-metal fuel.

Technology industry companies believe that nuclear energy can offer a strategic, sustainable, and reliable solution for powering data centers. Advances in reactor technology, combined with growing corporate and governmental support for clean energy, can position nuclear power to be the cornerstone of future energy strategies for data-intensive industries. We believe that, by integrating nuclear power, the data center sector can achieve operational efficiency, energy security, and sustainability. We believe uses of our fuel could include providing additional power via power uprates of existing reactors, which may be willing to pay a premium for reliable, clean, and sustainable baseload electricity. Oil and gas producing companies are investing in low-emission energy technologies to reduce fossil fuel emissions from oil and gas production. Advances in nuclear reactor and fuel technology can position nuclear power as a key energy source for this purpose.

Emerging nuclear technologies include small modular reactors (SMRs), which are now in the development and licensing phases. We expect that Lightbridge Fuel™ can provide water-cooled SMRs with the same benefits our technology brings to large reactors, with such benefits being even more meaningful to the economic case for deployment of SMRs, including potential load following capability when included on a virtually zero-carbon electric grid with renewable energy sources. We expect Lightbridge Fuel™ to enable power uprates in SMRs.

We have built a significant portfolio of patents, and we anticipate testing our nuclear fuel through third-party vendors and others, including the United States Department of Energy’s (DOE) national laboratories. Currently, we are performing the majority of our R&D activities within and in collaboration with the DOE’s national laboratories.

Our Nuclear Fuel

Since 2008, we have been engaged in the design and development of proprietary, innovative nuclear fuels to improve the cost-competitiveness, safety, proliferation resistance and performance of nuclear power generation. In 2010, we announced the concept of all-metal fuel (i.e., non-oxide fuel) for use in currently operating and new-build reactors. Our focus on metallic fuel was inspired by the anticipated needs of prospective customers, as nuclear utilities have expressed interest in the improved economics and enhanced safety that we believe metallic fuel can provide via power uprates.

The fuel in a nuclear reactor generates energy in the form of heat. That heat is then converted through steam into electricity that is delivered to the transmission and distribution grid. We have designed our innovative, proprietary metallic fuels to be capable of significantly higher burnup and power density compared to conventional oxide nuclear fuels. Burnup is the total amount of electricity generated per unit mass of nuclear fuel consumed and is a function of the power density of a nuclear fuel and the amount of time the fuel operates in the reactor. Power density is the amount of heat power generated per unit mass of nuclear fuel. Conventional oxide fuel used in existing commercial reactors is nearing the limit of its power density capability. As a result, further optimization is needed to (i) increase power output from the same core size to improve reactor economics, and (ii) enhance the fuel performance of nuclear power generation. We believe Lightbridge Fuel™ can meet these goals.

As the nuclear power industry prepares to meet the increasing global demand for electricity production, nuclear utilities are seeking longer operating cycles and higher reactor power outputs for current and future reactor fleets. We believe our proprietary nuclear fuel designs have the potential to improve the nuclear power industry’s economics by:

•	enabling increased reactor power output via a power uprate (potentially up to a 30% increase) without changing the core size in new build pressurized water reactors (PWRs), including future SMRs; or

•	providing an increase in power output of potentially up to 17% or more in existing PWRs.

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

Nuclear Industry and Addressable Market

Overview of the Nuclear Power Industry

Nuclear power provides a non-fossil fuel, low-carbon energy solution that can meet baseload electricity needs. According to the U.S. Energy Information Administration, nuclear power provided approximately 4% of the world’s total energy consumption from all sources in 2023, including approximately 9% of global electricity generation. According to the World Nuclear Association (WNA), as of January 2024, there were 417 operable nuclear power reactors worldwide, mostly light water reactors, with the most common types being PWRs, including Russian-designed water-cooled, water-moderated energetic reactors (VVERs), and boiling-water reactors (BWRs).

Of the world’s reactors currently in operation, PWRs account for approximately 74% of the net operating capacity, with Pressurized Heavy – Water Reactors (PHWRs) and BWRs being the second and third most prevalent and accounting for approximately 11% and 10% of net operating capacity, respectively.

We expect Lightbridge Fuel™ to be able to operate in various types of water-cooled reactors, including existing or future light water reactors, which include water-cooled SMRs, as well as for Canada Deuterium Uranium (CANDU)-type pressurized heavy water reactors. The existing U.S. fleet of nuclear reactors represents a large market segment for which Lightbridge Fuel™ could provide significant economic and safety benefits through power uprates.

Target Market for Lightbridge Fuel™

Our target market segments include water-cooled commercial power reactors, such as PWRs, BWRs, VVERs, CANDU heavy water reactors, water-cooled SMRs, as well as water-cooled research reactors.

We believe that most significant economic benefit of Lightbridge Fuel™ may be its potential to provide a 30% power uprate in new-build water-cooled reactors, as existing large reactors cannot realize that benefit because their systems are not designed to handle that much of an increase in power. Accordingly, the expected power uprate for existing large PWRs could take from Lightbridge Fuel™ is estimated to be 17% or potentially higher.

For SMRs and other reactors integrated with renewable grids, we believe Lightbridge Fuel™ may be able to enhance load-following capabilities, making it particularly valuable in markets with increasing renewable energy penetration.

The annual cost of nuclear fuel for a single reactor depends on several factors, including the type of reactor, its power output, fuel design, and market prices for uranium, enrichment, and fabrication. According to the September 2023 WNA report, the estimated total cost per reactor per year was approximately $40.0 million  based on the September 2021 prices of natural uranium and other inputs. The prices of natural uranium and other inputs have increased since 2021, so we expect the annual nuclear fuel costs to be higher now.

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

Growing Importance of Energy Security

We believe that Russia’s invasion of Ukraine has made clear the need for countries to diversify their energy production and wean off dependency on fossil fuels provided by countries that may threaten their national security. As a result of this military conflict, oil and natural gas prices surged in early 2022, and many countries have imposed sanctions upon Russia in response. Some European countries have responded by reconsidering their plans for domestically produced nuclear energy by either keeping existing nuclear power plants running or moving ahead with plans for new plants or both. For example, the United Kingdom and France are deploying new nuclear power plants, Belgium has decided to reverse its decision to close all its nuclear plants in the wake of Russia’s invasion of Ukraine and Canada, Sweden, Romania, Ghana, and several other countries have announced plans to deploy new nuclear power plants. It has become clear that a stable domestic energy supply ensures energy security and provides the strongest protection against energy price volatility. Increasingly, policymakers view nuclear energy as critical to a secure energy future.

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

Due to the significantly lower fuel operating temperature and higher thermal conductivity, our metallic nuclear fuel rods are expected to provide major improvements to safety margins during certain off-normal events. The U.S. Nuclear Regulatory Commission (NRC) licensing processes require engineering analysis of a large break loss-of-coolant accident (LOCA), as well as other scenarios. The LOCA scenario assumes failure of a large water pipe in the reactor coolant system. Under LOCA conditions, the fuel and cladding temperatures rise due to reduced cooling capacity. A recent analytical modeling study of Lightbridge Fuel™ by Structural Integrity Associates that was funded by the U.S. Department of Energy shows that under a design-basis LOCA scenario in a PWR reactor, unlike conventional uranium dioxide fuel, the cladding of the Lightbridge-designed metallic fuel rods would stay below the 850-900 degrees Celsius temperature at which steam begins to react with the zirconium cladding to generate hydrogen gas. Build-up of hydrogen gas in a nuclear power plant can lead to a hydrogen explosion, which contributed to the damage at the Fukushima Daiichi nuclear power plant. Lightbridge Fuel™ is expected to mitigate hydrogen gas generation in design-basis LOCA situations.

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

A modified variant of Lightbridge Fuel™ incorporating plutonium instead of, or in addition to, uranium in the metallic fuel rods could potentially be used to dispose of plutonium from reprocessed used reactor fuel, utilizing the plutonium to generate electricity. We believe a modified variant of our fuel also has the potential to be used to dispose of excess plutonium from nuclear weapons.

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

In 2023, we worked with INL to complete and issue a Quality Implementation Plan (QIP) for our collaborative project at INL, which was an essential first step to ensure all future work performed at INL on the project would meet the U.S. nuclear industry quality assurance requirements. Additionally, we worked with INL to demonstrate casting of delta-phase uranium-zirconium ingots with depleted uranium using existing INL equipment. As part of that effort, we cast several laboratory-scale ingots using depleted uranium and zirconium alloy materials.

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

On February 12, 2025, we announced a successful co-extrusion demonstration of a coupon sample consisting of an alloy of depleted uranium and zirconium with an outer cladding made of nuclear-grade zirconium alloy material at INL. The co-extrusion process demonstration conducted at INL entailed pressing the metallic alloy billet encased in zirconium alloy cladding through a die to produce a cylindrical rod with a length of approximately eight feet. INL is currently performing characterization of the co-extruded sample to confirm the as-fabricated specifications and other parameters.

FEED Study with Centrus Energy for a Lightbridge Pilot Fuel Fabrication Facility

On December 5, 2023 we entered into an agreement with Centrus Energy Corp. (Centrus Energy) to conduct a front-end engineering and design (FEED) study to evaluate feasibility of constructing a Lightbridge Pilot Fuel Fabrication Facility (LPFFF) to manufacture Lightbridge Fuel™ using high-assay low-enriched uranium (HALEU) at the American Centrifuge Plant in Piketon, Ohio. The FEED study was to identify infrastructure and licensing requirements as well as the estimated cost and construction schedule for the LPFFF.

In the second quarter of 2024, the Company and Centrus Energy completed Phase 1 of the FEED Study. On June 27, 2024, Lightbridge and Centrus Energy agreed to a Change Order modifying the remaining scope, schedule, and cost for the FEED study. The total fee was $0.3 million with $0.1 million due upon acceptance of the final report by the Company. In the third quarter of 2024, Centrus completed the remaining scope of work as modified under the Change Order and submitted its final report that was accepted by the Company. The Company determined the labor effort and schedule estimates show that the Piketon site may be better suited for deployment of an industrial-scale facility rather than a much smaller pilot-scale fuel fabrication facility the Company is looking to establish over the next few years. As such, we will not proceed with deployment of a LPFFF at the Piketon site at this time. We are currently exploring other options/sites for deployment of the LPFFF.

The Company expensed approximately $0.3 million for the year ended December 31, 2024 in connection with the work that has been completed by Centrus Energy and has no further obligations to Centrus under the agreement or Change Order.

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

The results of this Feasibility Study indicate that Lightbridge Fuel™ can double the discharged burnup in a CANDU reactor at U-235 enrichment levels of less than 3% compared to conventional uranium dioxide fuel. Based on these favorable initial results, we plan to continue further evaluation of Lightbridge Fuel™ in CANDU reactors.

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

We previously announced our ongoing NEUP project with the Massachusetts Institute of Technology (MIT). The study led by MIT and funded by DOE relates to evaluation of accident tolerant fuels in various SMRs. The project aims to simulate the fuel and safety performance of Lightbridge Fuel™ for the NuScale SMR and provide scoping analysis to improve the safety and economics of water-cooled SMRs. In October 2024, MIT presented a technical paper with preliminary safety evaluation results at the TopFuel 2024 Conference in Grenoble, France. According to MIT, the results show promising safety and performance benefits for Lightbridge Fuel™. Compared to conventional fuel, Lightbridge Fuel™ demonstrated improved thermal-hydraulic margins, lower operating temperatures, and greater potential for power uprates, which contributes to enhancing reactor economics.

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

Future Steps Toward Our Fuel Development and Timeline For The Commercialization of Our Nuclear Fuel Assemblies

We anticipate fuel development milestones for Lightbridge Fuel™ over the next 2-3 years will consist of the following:

•

INL: To produce samples, coupons, and rodlets necessary for testing to be performed under our INL agreements. We will continue to execute the SPPA/CRADA work at INL leading to casting and extrusion of fuel material samples using enriched uranium and their subsequent insertion for irradiation testing in the ATR.

•

Modeling: Continue development and/or validation (benchmarking) of Lightbridge-specific methods and modifications to existing modeling codes to accurately predict Lightbridge Fuel™ performance over the full domain of operating conditions for which Lightbridge Fuel™ will be licensed.

•

Fuel Qualification Plan: Develop a Fuel Qualification Plan that describes our approach to characterizing and validating the performance our fuel rods, assemblies, and assembly components in relevant operation scenarios, and validation of the modeling tools that accurately describe the performance of Lightbridge Fuel™ in the relevant conditions.

•

NRC Engagement Plan: Prepare and submit the NRC Engagement Plan that outlines how and when Lightbridge will engage the NRC regarding submission of relevant information and supporting documentation for license applications.

•

Fabrication: Continue manufacturing efforts relating to establishing a manufacturing process for the co-extrusion of cladded rodlets for loop irradiation testing and other fuel testing. In addition, we plan to complete site selection and begin deployment of a LPFFF with capacity to produce fuel samples, fuel coupons, fuel rodlets, and full-length fuel rods for lead test rods and lead test assemblies for demonstration of our fuel in commercial reactors.

•

Thermal-Hydraulic Analysis and Experiments: Perform thermal-hydraulic modeling of Lightbridge Fuel™ to prepare for a series of thermal-hydraulic experiments to confirm pressure drop, critical heat flux performance, and other thermal-hydraulic parameters of Lightbridge Fuel™ under various operating conditions in different types of reactors.

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

The above future steps describe our current proposed approach to deploying Lightbridge Fuel™ in CANDU and/or U.S. PWR reactors.

There are inherent uncertainties in the cost and outcomes of the many steps needed for successful deployment of our fuel in commercial nuclear reactors, which makes it difficult to accurately predict the timing of the commercialization of our nuclear fuel technology. However, based on our best estimate and assuming adequate R&D funding levels, we expect to begin demonstration of lead test rods and/or possibly LTAs with our metallic fuel in commercial reactors in the 2030s and begin receiving purchase orders for initial fuel reload batches from utilities 15-20 years from now, with deployment of our nuclear fuel in the first reload batch in a commercial reactor taking place approximately two years thereafter. We are exploring ways of shortening this timeframe that may include securing access to expanded irradiation test loop capacity in existing or new research reactor facilities. Lightbridge aims to engage early with relevant nuclear regulators to inform them of our future R&D activities.

Certain Challenges and Uncertainties

1. Funding and/or in-kind support from government and/or strategic partners and/or other third-party sources

Presently, our ability to fund our fuel development program at a level necessary to adhere to our projected fuel development timelines is limited due to funding constraints. In addition to our fuel development costs, we have ongoing corporate overhead and other fixed costs, such as in-house project management and project control personnel. As a result, we believe seeking and securing significant funding and/or in-kind contributions from government and/or strategic partners and/or other third-party sources to support our fuel development program is essential for us to adhere to our expected timelines for our fuel development and commercialization efforts.

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

If sufficient loop capacity within the ATR is not available, we may not be able to obtain sufficient data to justify regulatory approval for LTA demonstration in a large commercial PWR in a commercially feasible timeframe. This would likely necessitate additional loop irradiation testing in another test reactor or LTR demonstration in a large commercial PWR in addition to the ATR loop testing before LTA demonstration could commence. As a result, our anticipated fuel development timelines are 15-20 years before we expect to secure our first orders for fuel batch reloads in large commercial PWRs. Consequently, the projected fuel development costs and timelines make it challenging for Lightbridge to fund this fuel development effort on its own.

3. Partnerships with fuel vendors and nuclear utilities

The ability to design and fabricate a LTR and/or LTAs and engagement with a nuclear utility that is willing to accept our LTR/LTAs, is required to demonstrate our nuclear fuel in a commercial reactor. In the U.S., the nuclear fuel fabricator and the nuclear utility will be primarily responsible for securing the necessary regulatory licensing approvals for the LTR/LTA operation. We plan to also build relationships with large reactor and/or SMR reactor fuel vendors, as well as existing nuclear utilities and/or potential SMR customers.

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

5. Need for experimental data on our metallic fuel

There is a lack of publicly available experimental data on our metallic fuel. We will need to conduct various irradiation experiments to confirm fuel performance under normal and off-normal reactor conditions. Loop irradiation in a test reactor environment prototypic of commercial reactor operating conditions and other experiments on unirradiated and irradiated metallic fuel samples will be essential to demonstrate the performance and advantages of our metallic fuel. We are planning loop irradiation testing of our metallic fuel samples in the ATR at INL as part of this effort. Additionally, we need to conduct thermal-hydraulic experiments to collect experimental data relating to pressure drop, critical heat flux performance, and other thermal-hydraulic parameters for Lightbridge Fuel™. There are a limited number of experimental facilities with suitable capabilities for performing these experiments.

6. Need for development of new analytical models to support our metallic fuel

Existing analytical models may be inadequate to fully analyze our metallic fuel. New analytical models, capable of accurately predicting the behavior of our metallic fuel during normal operation and off-normal events, may be required. Experimental data measured from our planned irradiation demonstrations and thermal-hydraulic tests will help to identify areas where new analytical models, or modifications to existing ones, may be required.

7. Need to develop and demonstrate a qualified fabrication process for our metallic fuel rods

Demonstration of a qualified fabrication process both for partial-length irradiation fuel rod samples and subsequently for full-length (approximately 12 to 14 feet) metallic fuel rods for large PWR LTAs and shorter length for SMRs (approximately 6 feet) is required. Past operating experience in icebreaker reactors (a nuclear-powered icebreaker ship), with differently shaped fuel rods with a similar metallic fuel composition involved fabrication of metallic fuel rods up to 3 feet in length. Fabrication of full-length PWR metallic fuel rods with uranium and zirconium alloy for large PWRs has yet to be fully demonstrated. In 2021, we demonstrated the co-extrusion of full-length rods using surrogate materials (i.e., rods which replaced the uranium component with a suitable physical analogue). On February 12, 2025, we announced a successful co-extrusion demonstration of a clad cylindrical rod comprising depleted uranium and zirconium alloy with the length of approximately eight feet. Co-extrusion is the primary forming operation in the manufacturing of our fuel and these demonstrations were important milestones on the path to developing and qualifying the full manufacturing process for actual fuel rods with enriched uranium and zirconium alloy.

See Item 1A. Risk Factors in this Annual Report on Form 10-K for a discussion of certain risks that may delay or impair such developments, including without limitation the availability of financing and the many risks inherent in developing a new type of nuclear fuel.

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

Competition

Currently, competition with respect to the design of commercially viable nuclear fuel products is limited to conventional uranium dioxide fuels, which are reaching the limits in terms of their capability to enable power uprates. While we believe conventional uranium dioxide fuel may be capable of achieving power up-rates of up to 10% in existing PWRs or extending the fuel cycle length from 18 to 24 months, doing so would require uranium-235 enrichment levels above 5% (as is also the case with our metallic fuel), higher reload batch sizes, or a combination thereof. This is the direction the commercial U.S. nuclear power industry is currently pursuing.

In addition to conventional uranium dioxide fuel, potential competition to our metallic fuel technology can come from so-called Accident Tolerant Fuels (ATF). We regard ATF as part of a series of incremental changes to conventional uranium dioxide fuel over time. ATF uses uranium dioxide with added substances and/or changes to the cladding tube. After the accident at the Fukushima Daiichi nuclear power plant in March 2011, the U.S. Congress directed the DOE to investigate every aspect of nuclear plant operation including the existing uranium dioxide fuel pellets contained in zirconium-based alloy tubes (cladding). According to the February 2019 Nuclear Energy Institute technical report on ATF titled “Safety and Economic Benefits of Accident Tolerant Fuel,” advanced fuel design concepts (such as ATF) were accelerated by combining recent operating experience with worldwide research and development. Over the past decade, the ATF program has received significant DOE funding support and initial interest from utility customers conducting ATF demonstration programs in their operating reactors. For example, in January 2022, Southern Nuclear agreed to load four lead test assemblies with a chromia and alumina doped ATF design. Similar ATF concepts are being tested by Framatome and GE Nuclear.

When the DOE originally launched the ATF program, the program was focused solely on achieving enhanced safety benefits, such as extra “coping time” during severe accidents. Over the past few years, we believe many ATF vendors concluded that the unexpectedly small accident tolerance benefits their ATF fuel concepts offered (such as several extra hours of coping time during severe accidents rather than their original goal of approximately 72 hours) were not enough of an incentive for nuclear utilities to adopt ATF designs, which would cost more and have reduced efficiency relative to conventional uranium dioxide fuels. As a result, ATF vendors have begun exploring opportunities for extending the operating cycle length in existing PWRs and/or power uprates in BWRs by going to higher enrichments (i.e., from approximately 5% to 7-8% enrichments) with ATF designs. If they are successful in extending the cycle length and/or achieving power uprates in a cost-effective way, this could give sufficient economic incentive for nuclear utilities to switch to the ATF designs in the coming years. This recent shift in positioning by many ATF vendors represents a competitive threat to Lightbridge for use in existing large PWRs, as ATF vendors are now trying to encroach into a critical element of Lightbridge’s value proposition, i.e., the ability of Lightbridge Fuel™ to extend the cycle length from 18 to 24 months in existing large PWRs and/or offer power rate uprates opportunities. While it is not certain that the ATF vendors will be successful in this approach, if ATF could enable longer cycles and/or power uprates, it could severely weaken or undermine our economic value proposition in existing large LWRs. That said, we believe Lightbridge Fuel™ remains the only advanced light-water reactor fuel in development that can provide power uprates, cycle length extensions, improved safety, and load following in a single product as desired by the utilities.

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

Raw Materials

We plan to utilize small quantities of raw materials for our testing and demonstration efforts over the next several years. During the commercial phase of our operations, we will ultimately need to procure significant quantities of enriched uranium and zirconium materials necessary for fabrication of our metallic fuel rods. The availability of uranium metal enriched to 19.75% in the isotope uranium-235 is currently limited to small quantities sufficient only for research and testing purposes. Deployment of our fuel in light water reactors will necessitate increasing enrichment level from 5% up to 19.75% at enrichment facilities, as well as deployment of de-conversion/metallization capability at a commercial scale, and the design and licensing of a shipping container capable of accommodating fuel assemblies with uranium metal enriched up to 19.75%.

Government Support/Approvals Needed, Relationships with Critical Development Partners/Vendors and Other Government Regulation

Due to the long fuel development timelines to commercialization and the significant amount of R&D funding required to bring our next generation nuclear fuel technology to market, substantial funding and/or in-kind contributions from government and/or strategic partners and/or other third-party sources as well as political support for our project will be essential to the success of our nuclear fuel development program. Without significant funding and cost sharing contributions from government and/or strategic partners and/or other third-party sources toward our fuel development activities, it will be challenging for the Company to fund all its future fuel development efforts on its own within the expected timelines or at all.

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

The testing, fabrication, and use of nuclear fuels by our future partners, licensees and nuclear power generators will be heavily regulated. The test facilities and other locations where our fuel designs may be tested before commercial use require governmental approvals from the host country’s nuclear regulatory authority. The responsibility for obtaining the necessary regulatory approvals will lie with our research and development contractors that conduct such tests and experiments. Nuclear fuel fabricators, which may ultimately fabricate fuel using our technology under commercial licenses from us, are similarly regulated. Utilities that operate nuclear power plants that may utilize the fuel produced by these fuel fabricators require specific licenses relating to possession and use of nuclear materials as well as numerous other governmental approvals for the ownership and operation of nuclear power plants.

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

We received one new patent (worldwide) in 2024 and currently have 22 pending patent applications (worldwide). As of December 31, 2024, we held 11 U.S. patents and more than 146 foreign patents.

The expiration dates of these patents, unless they are a divisional patent filing, are generally 20 years from their application dates. Our U.S. patents begin to expire in 2027.

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

Human Capital Resources

As of December 31, 2024, we had ten full-time employees and utilized a network of independent contractors, outside agencies, and technical facilities with specific skills to assist with various business functions including, but not limited to, corporate, financial, personnel, research and development, and communications. This allows us to draw upon resources that are specifically tailored to our internal needs. We have a competitive compensation plan and benefits plan that is designed to attract, retain, and reward individuals and includes an employee stock purchase plan and a 401k plan with a 100% matching employer contribution with immediate vesting.

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

As of December 31, 2024, we had approximately $40.0 million in cash and cash equivalents. We have experienced substantial and recurring losses from operations, which has created an accumulated deficit of $164.2 million as of December 31, 2024. We will continue to incur losses because we are in the early development stage of commercializing our nuclear fuel.

We will need to raise significant additional capital (up to several hundred million dollars in total over the next 10-15 years) in order to continue our R&D activities and fund our operations through the commercialization of our nuclear fuel. R&D costs may exceed our budget estimates, leading to financial strain and suspending our R&D activities. Our current plan is to maximize external funding from third-party sources, including potentially the DOE, to support the remaining development, testing and demonstration activities relating to our metallic nuclear fuel technology.

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

When we raise additional funds by issuing equity securities, including using our at-the-market (ATM) facility, our stockholders will experience dilution. Sales of substantial amounts of our common stock may cause the trading price of our common stock to decline in the future. New investors may have rights superior to existing securityholders. Debt financing, if available, would result in substantial fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. Any debt financing or additional equity that we raise may contain terms, such as liquidation and other preferences, which are not favorable to us or our stockholders. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may not be able to fully develop our nuclear fuel designs, our future operations will be limited, and our ability to generate revenues and achieve or sustain future profitability will be substantially harmed. In particular, we may be required to delay, reduce the scope of or terminate one or more of our research projects, sell rights to our nuclear fuel technology or license the rights to such technologies on terms that are less favorable to us than might otherwise be available.

We are dependent upon significant U.S. government funding and/or in-kind contributions and political support for nuclear power in order to complete our fuel development efforts and commercialize our nuclear fuel technology.

Our projected fuel development timeline is dependent upon receiving significant funding and/or in-kind contributions from the U.S. government to not only support our ongoing R&D efforts, but to also provide confidence to our investors and reduce the need to raise funds through the issuance of additional dilutive equity securities. Government funding of R&D is subject to the political process, which is inherently unpredictable and highly competitive. The funding of government programs is dependent on budgetary limitations, congressional appropriations, and administrative allotment of funds, all of which are uncertain and may be affected by changes in U.S. government policies resulting from various political developments. If political support for the prioritization of the development of nuclear energy decreases, including due to policy changes by current or future administrations and changing congressional funding priorities, it may affect our ability to secure government funding which would adversely affect our business, fuel development timeline, financial condition, and results of operations.

Changes to, or termination of, any agreements with the U.S. government national laboratories, or deterioration in our relationship with the U.S. government, could adversely affect our research and development activities.

We are a party to agreements and arrangements with U.S. national laboratories that are subject to review and approval by the DOE and which are important to our R&D activities. Termination, expiration, or modification of one or more of these agreements or their agreements with others could adversely affect our future prospects to develop our fuel and/or commercially deploy it. In addition, deterioration in our relationship with the U.S. national laboratories that are parties to these agreements and/or the DOE could impair or impede our ability to successfully implement these agreements, which could adversely affect our R&D activities.

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

Although our preliminary economic model concludes that our nuclear fuel technology may provide economic benefits to utilities by enabling power uprates, it is based upon a number of assumptions that may not prove to be accurate. If our model is inaccurate, our nuclear fuel product may not provide nuclear utility customers with sufficient economic incentive to switch from existing nuclear fuels, and we could lose or fail to develop customers. For example, if ATF is successful in extending the cycle length from 18 to 24 months and/or enabling significant power uprates in existing PWRs, this could severely weaken or undermine the anticipated economic value of our nuclear fuel for large PWRs.

Separately, our economic model for SMRs is in the development stage and its viability is subject to favorable wholesale power prices in the markets in which our nuclear fuel may be used, the necessary upfront capital investment to enable up to a 30% power uprate in future SMRs using our nuclear fuel and the future costs of uranium metallization and fabrication of our fuel rods and fuel assemblies at commercial scale, all of which are inherently unpredictable.

Additionally, we believe our metallic fuel can be used in CANDU heavy water reactors. While the initial feasibility study indicates the potential for Lightbridge Fuel™ to double the burnup in CANDU reactors, we do not yet have an economic model for CANDU-type reactors and are uncertain at this time as to potential economic benefits, if any, our metallic fuel could provide in those types of reactors.

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

Furthermore, we currently rely on existing manufacturing equipment and capabilities at INL to demonstrate our co-extrusion fabrication process using depleted uranium and zirconium alloy and to eventually manufacture samples using enriched uranium and zirconium alloy for irradiation testing in a test reactor environment. INL has indicated to the Company that due to resource and manufacturing equipment constraints, it may not be able to meet the Company’s preferred project timeline. Based on the actual costs and project performance to date, we believe that the total project cost will likely exceed the previously anticipated budgets.

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

Furthermore, the fuel technology has yet to be sufficiently demonstrated in operating conditions equivalent to those found in an existing commercial reactor. Utility companies and reactor operators may hesitate to adopt unproven fuel types due to operational or safety concerns. Until we are able to successfully demonstrate operation of our fuel designs in commercial reactor conditions, we cannot confirm the ability of our nuclear fuel to perform as expected, including its ability to enable a power uprate, a longer operating cycle, or other anticipated performance and safety benefits. Safety concerns or incidents during testing, transportation, or use could damage the company’s reputation and lead to liability claims. In addition, there is also a risk that suitable testing or manufacturing facilities may not be available to us on a timely basis or at a reasonable cost, which could cause development program schedule delays and/or cost overruns.

There is also a risk that fuel fabricators that manufacture and supply commercial nuclear fuel assemblies to nuclear utility customers may not enter into a commercial arrangement with us relating to our metallic nuclear fuel designs. Unforeseen engineering difficulties may arise during manufacturing or scaling production. A failure to enter into a commercial arrangement with one or more existing nuclear fuel fabricators could adversely affect our business, financial condition, and results of operations and may result in the failure of the Company.

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

Existing commercial nuclear infrastructure, including conversion facilities, enrichment facilities, de-conversion facilities, fabrication facilities, fuel storage facilities, fuel handling procedures, fuel operation at reactor sites, used fuel storage facilities and shipping containers, were in most cases designed and are currently licensed to handle uranium in oxide form with enrichment up to 5% of the isotope uranium-235. Our fuel designs are expected to use uranium metal with uranium enrichment levels up to 19.75% and would therefore require certain modifications to existing commercial nuclear infrastructure to enable commercial nuclear facilities to handle our fuels. Those nuclear facilities will need to complete a regulatory licensing process and obtain regulatory approvals to be able to process, handle, or ship uranium metal with enrichment levels up to 19.75% and operate commercial reactors using our metallic fuel. There is significant risk that some relevant entities within the nuclear power industry may be slow in making any required facility infrastructure modifications or obtaining required licenses or approvals to enable enrichment to 19.75%, de-conversion to metallic uranium, fabrication of metallic fuel rods and assemblies, shipment of fresh and irradiated metallic fuel assemblies, interim storage of fresh and irradiated fuel assemblies in spent fuel pools or dry cask storage facilities at reactor sites, or permanent disposal of spent metallic fuel at a high-level repository, or may not make the necessary modifications at all. Disposal or recycling of our spent fuel may face scrutiny, requiring additional safeguards. There is also a risk associated with possible negative perception of uranium enrichment greater than 5% that could potentially delay or hinder regulatory approval of our nuclear fuel designs.

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

In order for our metallic fuel to succeed, we will need to be able to produce our nuclear fuel at a price that is economically viable. We have received estimates that production of our nuclear fuel could be achieved at a commercial scale for approximately $5,000 to $10,000 per kilogram using known metallization/de-conversion technologies. To bring the cost of metallization/de-conversion further down, we estimate that it would require a new government-funded research and development program that could take 15-20 years or longer and cost several billion dollars. In October 2024, DOE launched a HALEU program whereby DOE is funding production of 250 metric tons of HALEU in both oxide and metallic forms in the United States over the next 10 years to facilitate establishment of a U.S. supply chain for HALEU. There can be no assurance that we will be able to produce our nuclear fuel at a price that is economically feasible or that future research efforts will lower the cost of production. If we are unable to produce our nuclear fuel at a price that is economically viable, the market for our nuclear fuel may never develop and our current business model will fail.

We are part of the nuclear power industry, which is highly regulated. Our fuel designs differ from fuels currently licensed and used by commercial nuclear power plants. The regulatory licensing and approval process for nuclear power plants to operate with our nuclear fuels may be delayed and made more costly, and industry acceptance of our nuclear fuels may be hampered.

The nuclear power industry is a highly regulated industry. Evolving regulations may impose additional compliance costs or require design modifications. All entities that operate nuclear facilities and transport nuclear materials are subject to the jurisdiction of the NRC or its counterparts around the world. Our fuel designs differ significantly in some aspects from the fuel used today by commercial nuclear power plants. Extensive testing and performance demonstration may delay approvals or reveal deficiencies.

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

Our nuclear fuel fabrication process is dependent on outside suppliers of nuclear and other materials and any difficulty by us and/or a future fuel fabricator partner in obtaining these materials could be detrimental to our ability to eventually market our nuclear fuel either directly or through a future fuel fabricator partner.

Production of Lightbridge Fuel™ rods and/or fuel assemblies is dependent on the ability of the Company and/or our future fuel fabricator partners to obtain supplies of nuclear material utilized in our fuel assembly design. Our proposed nuclear fuel products require HALEU in metallic form, enriched between 5% and 19.75% in the isotope uranium-235, with presently no commercial supply of HALEU available in the U.S. Currently HALEU can only be sourced in limited quantities from the DOE.

The Company and/or our future fabricator partners will also need to obtain metal for components, particularly zirconium or its alloys. These materials are regulated and can be difficult to obtain or may have unfavorable pricing terms. Any difficulties in obtaining these materials could have a material adverse effect on the ability to market fuel based on our technology.

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

Some companies have existing long-term commercial contracts with nuclear power utilities that we do not have. If another company were to successfully develop a new nuclear fuel that competes with our nuclear fuel design technology, opportunities to commercialize our technology might be more limited, and our business would suffer. Moreover, many of these other companies have substantially greater financial, technological, managerial and research and development resources and experience than we do. These larger companies may be better able to handle the corresponding long-term financial requirements to successfully develop new nuclear fuel and bring it to market.

Industry groups have proposed initiatives that seek to relax existing licensing constraints, which could potentially result in conventional uranium dioxide and/or ATFs designs achieving additional cycle length extensions and/or extended power uprates in operating light water reactors. Such initiatives, if approved by the NRC, could limit the competitive advantages and market opportunities for Lightbridge Fuel™. Competitors may also challenge our patents, leading to costly litigation or loss of exclusivity.

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

The occurrence of cybersecurity incidents, or a deficiency in our cybersecurity or the cybersecurity of our service providers, could negatively impact our business by causing disruptions to our operations, a compromise or corruption of our confidential information, regulatory enforcement and other legal proceedings, and/or damage to our business, all of which could negatively impact our financial results.

We retain highly confidential information in our systems and databases on third-party network providers. Although we maintain security features in our systems designed to protect proprietary information and prevent data loss and other cybersecurity incidents,, such measures cannot provide absolute security and our operations may be susceptible to incidents affecting our third-party networks, including from circumvention of security systems, denial of service attacks or ransomware, hacking, computer viruses or malware, technical malfunction, employee error or noncompliance, malfeasance, physical breaches, or system disruptions. Evolving technologies, such as the use of artificial intelligence, also pose new threats to cybersecurity. We outsource certain functions, including IT functions, and these relationships allow for the storage and processing of our information, as well as customer, counterparty, and employee information. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure or destruction of data, or other cybersecurity incidents, with increased costs and other consequences, including those described below. The third-parties with which we outsource certain of our IT functions utilize a variety of systems and cybersecurity capabilities, and such third-parties may not be successful in preventing a cybersecurity incident that exploits a weakness in their cybersecurity systems. In some cases, we may not be aware of cybersecurity incidents immediately as we rely on such third-parties to inform us of a cybersecurity incident that could affect our information contained in their systems.

Cybersecurity incidents may jeopardize the security, trade secrets, confidential data, or other information stored in and transmitted through our systems or the systems of third parties. In addition, cybersecurity incidents may cause extended disruptions to operations and thus could impact our ability to develop products and conduct research and development. The techniques used to obtain unauthorized access, disable, or degrade service, or sabotage systems, change frequently, may be difficult to detect for a long time, and often are not recognized until after data has been taken or significant systems are compromised. Certain efforts may be nation-state sponsored and supported by significant financial and technological resources and therefore may be even more difficult to detect. We, or the third-parties with whom we contract, may not anticipate these techniques or implement adequate preventive measures. We currently expend and may be required to further expend significant additional capital and other resources to protect against or respond to cybersecurity incidents. Our insurance coverage may be inadequate to compensate us for any related losses we incur and, in some cases, our insurance coverage may not cover the cybersecurity incident at all.

These issues are likely to become more difficult as we expand our operations. Any breach of our security measures, or even a perceived breach of our security measures, could cause us to lose potential customers, investors, government contracts and governmental approvals; suffer material harm to our business, financial condition, operating results, and reputation; or be subject to regulatory actions, litigation, sanctions, or other statutory penalties.

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

If we acquire additional businesses, we may not be able to integrate the acquired personnel, operations, and technologies successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

•	the effect of any potential acquisition on our financial and strategic positions and our reputation;

•	the inability to successfully integrate or benefit from acquired technologies or services;

•	risk that we are unable to obtain the anticipated benefits of any potential acquisition, including synergies or economies of scale;

•	any unanticipated costs or liabilities associated with the acquisition;

•	any difficulty integrating the accounting systems, operations, and personnel of the acquired business;

•	the diversion of management’s attention from other business concerns;

•	adverse effects to our existing business relationships with business partners as a result of the acquisition;

•	the potential loss of key employees and challenges in assimilating and training new employees;

•

the potential failure of the due diligence processes to identify significant problems, liabilities or other shortcomings or challenges of an acquired company or assets, which could result in unexpected litigation, regulatory exposure, financial contingencies, and known and unknown liabilities;

•	the use of resources that are needed in other parts of our business; and

•	the use of substantial portions of our available cash to consummate the acquisition.

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

We may require significant financing to complete an acquisition or investment through bank loans, raising of debt, issuance of equity securities or the incurrence of debt. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. We cannot be assured that such financing options will be available to us on reasonable terms, or at all. In addition, if an acquired business or assets fail to meet our expectations, our operating results, business, and financial position may suffer. The foregoing risks may be magnified as the cost, size or complexity of a potential acquisition or acquired company increases, or where the acquired company’s market or business are materially different from ours, or where more than one integration is occurring simultaneously or within a concentrated period of time.

If we are unable to obtain or maintain intellectual property rights and trade secrets relating to our technology, the commercial value of our technology may be adversely affected, which could in turn adversely affect our business, financial condition, and results of operations.

Our success and ability to compete depends in part upon our ability to obtain protection in the United States and other countries for our nuclear fuel designs by establishing and maintaining intellectual property rights relating to or incorporated into our fuel technologies and products. We own a variety of patents and patent applications in the United States, as well as corresponding patents and patent applications in several other jurisdictions. We have not obtained patent protection in each market in which we plan to compete. Furthermore, our patents, trade secrets, information and intellectual property may be the subject of infringement by third parties. We do not know how successful we would be should we choose to assert our patents or other intellectual property rights against suspected infringers. Our pending and future patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Even if issued, patents may be challenged, narrowed, invalidated, or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length of term of patent protection we may have for our products. Changes in patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection, which could in turn adversely affect our business, financial condition, and results of operations.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets, and other intellectual property protection, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our intellectual property and proprietary rights generally. Proceedings to enforce our intellectual property and proprietary rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, could put our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property and proprietary rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

Material weaknesses in our internal control over financial reporting may be identified, which could adversely affect our ability to provide accurate and timely financial statements and harm investor confidence.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal controls are designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles (GAAP). However, internal controls have inherent limitations and may not prevent or detect misstatements, errors, or fraud.

Failure to address identified weaknesses effectively and in a timely manner could result in:

•	non-compliance with Section 404 of the Sarbanes-Oxley Act of 2002;

•	delays in filing our periodic reports with the SEC; and/or

•	potential enforcement actions or penalties.

As reported on the Annual Report on Form 10-K for the year ended December 31, 2023, we previously identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations. Specifically, management identified a material weakness related to the design of our controls over logical access and segregation of duties, at the application control level, in certain information technology environments.  The Company’s management, under the oversight of the Audit Committee, took measures and remediated these deficiencies.

Management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 and concluded that we remediated the material weakness in our internal control over financial reporting from the prior year.

See Item 9A. Controls and Procedures in this Annual Report on Form 10-K for additional information about the material weakness.

Risks Related to the Ownership of Our Common Stock

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

The Company currently has a limited number of authorized common shares available for future issuance.

As of February 27, 2025, we had 3.1 million authorized but unissued common stock shares, excluding an additional 1.1 million shares reserved under the 2020 omnibus incentive equity plan. The board of directors has approved an increase in the Company’s authorized common stock from 25,000,000 shares to 100,000,000 shares and this issue will be voted on by the Company’s stockholders at the next stockholders annual meeting, which is expected to occur in June 2025. If the increase in the authorized number of shares is not approved by the Company’s stockholders, the Company may not have the ability to raise capital funds that may be necessary to further develop its core business, to finance working capital requirements, to have shares available for use in connection with its stock option plans, and to pursue other corporate purposes that may be identified by the board of directors.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Lightbridge utilizes third-party vendors to manage its Information Technology (IT) systems via a Managed Service Provider (MSP) for general administration of the IT process including providing a Virtual Chief Information Officer (vCIO).

vCIO services include: (a) operational review, strategic planning, technology road-mapping; (b) development of a custom IT policy/handbook; and (c) reporting in accordance with the service level agreement and support commitment adherence data to Lightbridge via MSP’s Service Delivery Team.

vCIO services also include the following:

•	Providing operational oversight of IT functions
•	Identify and help plan for improvements to Lightbridge’s overall infrastructure
•	Assist with the management of technology vendors
•	Act as a point of contact in emergency/systems down situations and liaison between Lightbridge and Dataprise resources
•	Perform trend analysis and document recommendations to Lightbridge as needed.

Lightbridge also utilizes third-party vendors to manage its cybersecurity needs via a Managed Services Security Provider (MSSP). MSSP services include:

•	Managed Security Services
•	Email Phishing Simulations
•	End User Security Awareness Training
•	Dark Web Credential Monitoring
•	Vulnerability Scanning
•	Next-Generation Anti-Virus ("NGAV")

We and our MSP/MSSP also utilize processes designed to reduce cybersecurity risk from a third-party vendor and technology. For example, we may conduct upfront diligence of the third-party’s cybersecurity, employ contracts that address cybersecurity risk, and monitor vendors compliance with their representations regarding cybersecurity. The MSSP utilizes a Security Information and Event Management (SIEM) system to monitor the IT Infrastructure. The SIEM and other third-party security tools/applications provide reports that include but are not limited to endpoint protection, employee security scores, phishing reports, Dark Web scanning and vulnerability scanning.

The vCIO reports to our CFO. This vCIO is informed about and monitors prevention, detection, mitigation, and remediation efforts through regular communication and reporting from other professionals in the industry, many of whom hold cybersecurity certifications, and through the use of technological tools and software and results from third-party audits.

The vCIO issues quarterly reports and reports to the CFO, as appropriate, to provide updates on the Company’s cyber risks and threats, the status of projects to strengthen our information security systems, assessments of the information security program, and the emerging threat landscape.

The Company requires its employees and applicable contractors to take a yearly cyber training courses and its employees and applicable contractors are also required to sign confidentiality agreements for purposes including ensuring cybersecurity. We and our MSP/MSSP have established an incident response plan to assist with responding to cybersecurity incidents. The incident response plan includes our approach to identification, escalation, and restoration from incidents, such as engaging or informing third-party experts, law enforcement, and members of the Board of Directors, as appropriate.

Governance

The Board of Directors is acutely aware of the critical nature of managing risks associated with cybersecurity threats. The Board has established robust oversight mechanisms to promote effective governance in managing risks associated with cybersecurity threats because Lightbridge recognizes the significance of these threats to our operational integrity and stakeholder confidence. Furthermore, significant cybersecurity matters such as significant cybersecurity incidents, and strategic risk management decisions are designed to be escalated to the Board of Directors, so that they have appropriate oversight and can provide guidance.

Board of Directors Oversight

The Audit Committee is central to the Board’s oversight of cybersecurity risks and bears the primary responsibility for this domain. The Audit Committee is composed of board members with diverse expertise including risk management, technology, and finance that helps equip them to oversee cybersecurity risks effectively. The Audit Committee conducts an annual review of the company’s cybersecurity posture and the effectiveness of its risk management strategies. This review helps in identifying areas for improvement and aligning cybersecurity efforts with the overall risk management framework. The CFO reports to the Audit Committee regarding cybersecurity risks and provides a comprehensive briefing to the Audit Committee on a regular basis as needed, with a minimum frequency of once per year. The CFO also maintains an ongoing dialogue with the Audit Committee regarding emerging or potential cybersecurity risks and cybersecurity incidents. The Audit Committee evaluates the materiality of cybersecurity incidents to determine if they require disclosure, such as an 8-K filing. This includes assessing the potential impact of cybersecurity risks or incidents on the company’s financial position, operations, and reputation.

Risks from Cybersecurity Threats

As of the date of this report, while we are not aware of any material risks from cybersecurity threats, including cybersecurity incident, that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition, there can be no guarantee that there will not be a future cybersecurity incident that will have a material impact. In the event of a cybersecurity incident, our insurance coverage may be inadequate to compensate us for any related losses we incur and, in some cases, our insurance coverage may not cover the cybersecurity incident at all. Additional information on cybersecurity risks we face can be found in Part I, Item 1A. Risk Factors – “We are exposed to risks related to cybersecurity and protection of confidential information” of this Annual Report on Form 10-K.

ITEM 2. PROPERTIES

Our office space is located at 11710 Plaza America Drive, Suite 2000 Reston, VA 20190 USA. In January 2025, the lease was renewed for the term of January 1, 2025 through December 31, 2025 with a monthly payment of approximately $8,000 per month for office rent. This space is used by our executives, employees, and contractors for administrative purposes, consulting work, and research and development activities.

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

Holders

As of February 14, 2025, our common stock was held by 60 stockholders of record, excluding Cede & Co., the nominee for the Depository Trust & Clearing Corporation, and consequently that number does not include beneficial owners of our common stock who hold their stock in “street name” through their brokers.

Dividends

We have never paid dividends. While any future dividends will be determined by our board of directors after consideration of the earnings and financial condition of the Company and other relevant factors, it is currently expected that available cash resources will be utilized in connection with our ongoing operations for the foreseeable future.

Transfer Agent

Our transfer agent and registrar for our common stock is Computershare Trust Company, 150 Royall Street, Canton, MA 02021. Its telephone number is 800-962-4284.

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

This MD&A consists of the following sections:

•	Overview of Our Business and Recent Developments of Lightbridge Fuel™ - a general overview of our business and updates;

•	Operations Review - an analysis of our consolidated results of operations for the periods presented in our consolidated financial statements; and

•	Liquidity, Capital Resources, and Financial Position - an analysis of our cash flows and an overview of our financial position.

•	Critical Accounting Estimates - a discussion of critical judgments and estimates;

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

Overview of Our Business and Recent Developments of Lightbridge Fuel™

When used in this Annual Report on Form 10-K, the terms “Lightbridge”, the “Company”, “we”, “our”, and “us” refer to Lightbridge Corporation together with its wholly-owned subsidiaries Lightbridge International Holding LLC and Thorium Power Inc. Lightbridge’s principal executive offices are located at 11710 Plaza America Drive, Suite 2000, Reston, Virginia, 20190, USA.

Our Business

At Lightbridge, we are developing next generation nuclear fuel for water-cooled reactors that could significantly improve the economics and safety of existing and new nuclear power plants, large and small, and enhance proliferation resistance of spent nuclear fuel while supplying clean energy to the electric grid or to “behind the meter” customers for electric power, including data centers. We believe that the world’s energy and climate needs can only be met if nuclear power’s share of the energy-generating mix grows substantially in the coming decades. We believe Lightbridge can benefit from a growing nuclear power industry, and that our nuclear fuel can help enable that growth to happen.

We believe our metallic fuel will offer significant economic and safety benefits over traditional nuclear fuel, primarily because of the superior heat transfer properties and the resulting lower operating temperature of all-metal fuel.

Technology industry companies believe that nuclear energy can offer a strategic, sustainable, and reliable solution for powering data centers. Advances in reactor technology, combined with growing corporate and governmental support for clean energy, can position nuclear power as a cornerstone of future energy strategies for data-intensive industries. We believe that by integrating nuclear power, the data center sector can achieve operational efficiency, energy security, and sustainability. We believe uses of our fuel could include providing additional power via power uprates of existing reactors, which may be willing to pay a premium for reliable, clean, and sustainable baseload electricity. Oil and gas producing companies are investing in low-emission energy technologies to reduce fossil fuel emissions from oil and gas production. Advances in nuclear reactor and fuel technology can position nuclear power as a key energy source for this purpose.

Emerging nuclear technologies include small modular reactors (SMRs), which are now in the development and licensing phases. We expect that Lightbridge Fuel™ can provide water-cooled SMRs with the same benefits our technology brings to large reactors, with such benefits being even more meaningful to the economic case for deployment of SMRs, including potential load following capability when included on a virtually zero-carbon electric grid with renewable energy sources. We expect Lightbridge Fuel™ to enable power uprates in SMRs.

We have built a significant portfolio of patents, and we anticipate testing our nuclear fuel through third-party vendors and others, including the United States Department of Energy’s (DOE) national laboratories. Currently, we are performing the majority of our R&D activities within and in collaboration with the DOE’s national laboratories.

Recent Developments of Lightbridge Fuel™

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

The Company anticipates entering into additional modifications to the Project Task Statements (PTS) under the SPPA and/or CRADA with INL to expand the scope of work, including performing additional extrusions, updating the experiment design for irradiation testing of coupon samples in the ATR, as well as other potential activities. We are discussing these additional scopes and timing of work with INL to be performed under the two “umbrella” agreements with BEA; which we anticipate will increase our R&D expenses for the SPPA and/or CRADA. In late 2024, we worked with INL to re-baseline the project scope, schedule, and cost estimate at completion. As a result, the expected cost estimate at completion was increased by approximately $2.0 million. The successful execution of this project is subject to risks, including potential delays, cost overruns, regulatory challenges, and changes in funding availability, and if the project scope does increase, then the project will be successfully executed or completed. Regardless of whether further project modifications occur, INL has indicated to the Company that due to resource and manufacturing equipment constraints, INL may not be able to meet the Company’s preferred project timeline, and that the total project cost will exceed the current budget.

We anticipate that subsequent phases of work under the two umbrella agreements that have not yet been released may include post-irradiation examination of the irradiated fuel material coupons, loop irradiation testing in the ATR, and post-irradiation examination of one or more uranium-zirconium fuel rodlets, as well as transient experiments in the Transient Reactor Test Facility at INL.

On March 26, 2024, the Company and BEA entered into Modification No. 2 PTS under the SPPA, dated December 9, 2022, as amended on May 23, 2023, by and between the Company and BEA. Pursuant to the terms of Modification No. 2, the potential amounts payable by the Company to reimburse BEA for its expenses and employee time were increased by approximately $0.6 million, bringing the total estimated cost for the work to be performed under the “umbrella” SPPA to $1.7 million.

On October 24, 2024, the Company and BEA entered into Modification No. 3 PTS under the SPPA, dated December 9, 2022, as amended on May 23, 2023 and March 26, 2024, by and between the Company and BEA. Pursuant to the terms of Modification No. 3, the potential amounts payable by the Company to reimburse BEA for its expenses and employee time were increased by approximately $0.3 million, bringing the total estimated cost for the work to be performed under the “umbrella” SPPA to approximately $2.0 million.

On January 16, 2025 the Company and BEA entered into Modification No. 3 PTS under the CRADA, dated September 27, 2022, as amended on May 22, 2023, May30, 2023, by and between the Company and BEA. Pursuant to the terms of Modification No. 3, the potential amounts payable by the Company to reimburse BEA for its expenses and employee time were increased from $2.6 million by approximately $1.6 million, bringing the total estimated cost for the work to be performed under the “umbrella” CRADA to $4.2 million. This modification also required that a $0.6 million advance payment be made, which was paid on January 16, 2025.

After Modification No. 3, to the PTS under the CRADA and the anticipated Modification No. 4 to the PTS under the SPPA, total cash payments from the Company to BEA under both Agreements are estimated at approximately $6.5 million (excluding project contingencies) on a cost reimbursable basis over the performance periods under the initial releases.

Romania Feasibility Study of Lightbridge Fuel™ for use in CANDU reactors

On October 16, 2023, we engaged Institutul de Cercetări Nucleare Pitești, a subsidiary of Regia Autonoma Tehnologii pentru Energia Nucleara (RATEN ICN) in Romania to perform an engineering study to assess the compatibility and suitability of Lightbridge Fuel™ for use in CANDU reactors. This assessment covers key areas including mechanical design, neutronics analysis, and thermal and thermal-hydraulic evaluations. The findings from this engineering study will play an important role in guiding future economic evaluations and navigating potential regulatory licensing-related issues for potential use of Lightbridge Fuel™ in CANDU reactors. On July 2, 2024, we issued a change order adding a new task to the remaining scope of this engineering study. Following the change order, the Company paid a total fee of approximately $0.2 million for this engineering study, which was completed in 2024. We anticipate performing additional studies with RATEN ICN.

Nuclear Energy University Program Awards

Texas A&M University (TAMU), NuScale Power, and Structural Integrity Associates are working on a 3-year study of our nuclear fuel, led by TAMU. The TAMU study is expected to be completed in 2026. In mid-2023, TAMU was awarded $1.0 million by the DOE’s Nuclear Energy University Program (NEUP) R&D Awards to conduct this study. The project entails a characterization of the performance of the Lightbridge Fuel™ Helical Cruciform advanced fuel design, which will generate sets of experimental data on friction factor, flow, and heat transfer behavior under NuScale’s SMR simulated normal and off-normal conditions.

We previously announced the ongoing NEUP project with the Massachusetts Institute of Technology (MIT). The study led by MIT and funded by DOE relates to evaluation of accident tolerant fuels (ATFs) in various SMRs. The project aims to simulate the fuel and safety performance of Lightbridge Fuel™ for the NuScale SMR and provide scoping analysis to improve the safety and economics of water-cooled SMRs. In October 2024, MIT presented a technical paper with preliminary safety evaluation results at the TopFuel 2024 Conference in Grenoble, France. According to MIT, the results have shown promising safety and performance benefits for Lightbridge Fuel™. Compared to conventional fuel, Lightbridge Fuel™ demonstrated improved thermal-hydraulic margins, lower operating temperatures, and greater potential for power uprates, which contributes to enhancing reactor economics.

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

Future Steps Toward Our Fuel Development and Timeline For The Commercialization of Our Nuclear Fuel Assemblies

We anticipate fuel development milestones for Lightbridge Fuel™ over the next 2-3 years will consist of the following:

•

INL: To produce samples, coupons, and rodlets necessary for testing to be performed under our INL agreements. We will continue to execute the SPPA/CRADA work at INL leading to casting and extrusion of fuel material samples using enriched uranium and their subsequent insertion for irradiation testing in the ATR.

•

Modeling: Continue development and/or validation (benchmarking) of Lightbridge-specific methods and modifications to existing modeling codes to accurately predict Lightbridge Fuel™ performance over the full domain of operating conditions for which Lightbridge Fuel™ will be licensed.

•

Fuel Qualification Plan: Develop a Fuel Qualification Plan that describes our approach to characterizing and validating the performance our fuel rods, assemblies, and assembly components in relevant operation scenarios, and validation of the modeling tools that accurately describe the performance of Lightbridge Fuel™ in the relevant conditions.

•

NRC Engagement Plan: Prepare and submit the NRC Engagement Plan that outlines how and when Lightbridge will engage the NRC regarding submission of relevant information and supporting documentation for license applications.

•

Fabrication: Continue manufacturing efforts relating to establishing a manufacturing process for the co-extrusion of cladded rodlets for loop irradiation testing and other fuel testing. In addition, we plan to complete site selection and begin deployment of a LPFFF with capacity to produce fuel samples, fuel coupons, fuel rodlets, and full-length fuel rods for lead test rods and lead test assemblies for demonstration of our fuel in commercial reactors.

•

Thermal-Hydraulic Analysis and Experiments: Perform thermal-hydraulic modeling of Lightbridge Fuel™ to prepare for a series of thermal-hydraulic experiments to confirm pressure drop, critical heat flux performance, and other thermal-hydraulic parameters of Lightbridge Fuel™ under various operating conditions in different types of reactors.

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

The above future steps describe our current proposed approach to deploying Lightbridge Fuel™ in CANDU and/or U.S. PWR reactors.

There are inherent uncertainties in the cost and outcomes of the many steps needed for successful deployment of our fuel in commercial nuclear reactors, which makes it difficult to accurately predict the timing of the commercialization of our nuclear fuel technology. However, based on our best estimate and assuming adequate R&D funding levels, we expect to begin demonstration of lead test rods and/or possibly LTAs with our metallic fuel in commercial reactors in the 2030s and begin receiving purchase orders for initial fuel reload batches from utilities 15-20 years from now, with deployment of our nuclear fuel in the first reload batch in a commercial reactor taking place approximately two years thereafter. We are exploring ways of shortening this timeframe that may include securing access to expanded irradiation test loop capacity in existing or new research reactor facilities. Lightbridge aims to engage early with relevant nuclear regulators to inform our future R&D activities.

Fuel Development Strategy

We believe our metallic fuel can be used in different types of water-cooled commercial power reactors, such as pressurized water reactors (PWRs), boiling-water reactors (BWRs), Russian-designed water-cooled, water-moderated energetic reactors (VVERs), CANDUs, water-cooled SMRs, and water-cooled research reactors.

We have obtained patent validation in key countries that we believe would have a commercial market for our fuel and will continue to seek patent validation in countries that either currently operate or are expected to build and operate a large number of nuclear power reactors compatible with our fuel technology.

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

Fabrication of LTAs will require a dedicated pilot-scale fuel fabrication facility. We estimate the major scopes of work to establish a manufacturing capability for LTR/LTA could take several years to complete and require tens of millions of dollars in capital expenditures. Expanding that pilot-scale fuel fabrication facility to batch reload quantities would require a substantial additional capital investment in the manufacturing facility and equipment (in the order of hundreds of millions of dollars). These estimates assume sufficient funding availability and that the project receives prioritization by the DOE and U.S. Nuclear Regulatory Commission (NRC) to facilitate access to the required quantities of the HALEU material and timely regulatory licensing of such a facility.

Nuclear Material/Coupon Sample Irradiation Test

Lightbridge’s irradiation testing program includes coupon irradiation of material samples of its uranium-zirconium fuel alloy which will allow characterization of the underlying thermophysical behavior of the fuel alloy. This project is currently underway with INL, and we expect insertion of fuel material coupons in the ATR in 2026 and completion of irradiation testing to full burnup and post-irradiation examination of the fuel material coupons in approximately several years thereafter. The data obtained from this program will be a fundamental component of Lightbridge’s accelerated fuel qualification approach described below as it will be used to inform and develop the physics-based models and simulations of the fuel rod behaviors.

Loop Irradiation Testing

The purpose of the loop irradiation testing of Lightbridge’s metallic fuel rods is to demonstrate the performance and behavior of the fuel rods under prototypic commercial reactor operating conditions typical of PWRs at a power level and burnup accumulation higher than the fuel would experience in normal operation in a commercial power plant. This will provide a physical demonstration of the capabilities of the fuel rods to ensure reactor safety. Such testing is expected to provide information of sufficient detail to validate the performance of individual fuel rods such that their behavior in normal operating conditions of a NRC-regulated nuclear power plant would be sufficiently well understood to request a license amendment from the NRC for operation of a LTA.

We plan on such a loop irradiation test to be performed in the ATR at INL. The ATR currently has limited irradiation loop test facilities; however, the planned installation of the new so-called “I-loops” in the coming years will increase the loop irradiation capacity of ATR for performing tests on Lightbridge Fuel™ in the desired test conditions.

We expect the performance of the irradiation test to take three years of in-reactor time plus an additional one year for post-irradiation examination, wherein analysis of the fuel rod performance and behavior is performed, from the time when the additional test loop becomes available.

Preparation for Lead Test Assembly Operation

Insertion of a LTA with Lightbridge’s fuel rods in a nuclear power plant requires the power plant owner to obtain approval from the NRC based on a safety evaluation and justification that the LTA will not be detrimental to the plant’s licensed operations. This justification must address numerous technical areas (e.g., neutronics design, mechanical design, thermal hydraulic design, materials science, reactor operations, etc.) and include considerations of the performance of the LTA itself as well as its interaction with other fuel assemblies in the reactor core which may be impacted by the presence of the LTA. The safety evaluation must result in confirmation that the plant’s ability to ensure plant worker and public safety is not compromised due to the operation of the LTA. This safety justification will require cooperation between Lightbridge, the fuel manufacturer, and the power plant owner.

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

Along with leveraging the AFQ approach, uranium-zirconium fuel technology has the benefits of being previously demonstrated in operating icebreaker reactors and several aspects of the performance of the fuel have been demonstrated. This enables Lightbridge to begin designing a LTA and developing the necessary computer models of the fuel behavior, prior to obtaining the results of the loop irradiation testing of the fuel rod.

Along with the irradiation testing and computer simulations, some physical testing of the fuel assembly design will be required. Lightbridge anticipates that such ‘out-of-pile’ testing to justify the LTA performance may take four years.

We expect that the LTA design effort, development of computer modeling and simulation capabilities, and performance of the LTA safety justification may take eight years. The NRC’s review and approval of the license amendment for LTA insertion is expected to require two years after the license amendment is submitted.

Based on these activities and time estimates, Lightbridge expects to have LTAs of its fuel ready for insertion in a commercial reactor in the 2030s.

The above fuel development strategy is based on the following key assumptions:

•	A large portion of our project funding requirements is met with direct or indirect cash and/or in-kind contributions from government and/or strategic partner and/or other third-party sources;

•	our expected time estimates for loop availability in the ATR can be achieved by the national laboratory complex;

•	partnership with nuclear power plant and fuel manufacturer for LTA demonstration purposes is achieved in a timely manner and does not delay the assumed start of work;

•	potential accelerated fuel qualification methodology (AFQ) that we currently plan to develop for Lightbridge Fuel™ is accepted by the NRC as sufficient for the safety justification of the LTAs;

•	execution of out-of-reactor fuel development activities can be performed in parallel with LTA design;

•	facilities and personnel for completion of the fuel development work are available when necessary and do not delay the execution of our research and development activities;

•	by implementation of accelerated burn-up techniques, the irradiation loop at ATR is capable of 50% reduction in irradiation time compared to operating commercial reactor fuel cycle; and

•	the pilot-scale fuel fabrication facility will be capable of manufacturing LTA quantities of metallic fuel rods to the desired rod length and specification.

Operations Review

Consolidated Results of Operations

The following table presents our operating results and the change in amounts for the years indicated (rounded to millions):

	Year Ended		Increase	Increase
	December 31,		(Decrease)	(Decrease)
	2024	2023	Change $	Change %
Operating Expenses
General and administrative	$8.5	$7.1	$1.4	20%
Research and development	4.6	1.9	2.7	142%
Total Operating Expenses	13.1	9.0	4.1	46%

Total Operating Loss	(13.1)	(9.0)	4.1	46%
Other Income	1.3	1.1	0.2	18%
Net loss before Income Taxes	(11.8)	(7.9)	3.9	49%
Income tax expense	—	—	—	—
Net Loss	$(11.8)	$(7.9)	$3.9	49%

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

General and administrative expenses increased by $1.4 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The increase of $1.4 million was primarily due to an increase in employee compensation and employee benefits of $0.3 million, an increase in consulting fees and professional fees of $0.3 million, an increase in stock-based compensation of $0.6 million, an increase in IT expenses of $0.1 million, an increase in travel and recruitment expenses of $0.1 million, and an increase in patent expense of $0.1 million, partially offset by a decrease in insurance expense of $0.1 million.

Total stock-based compensation included in general and administrative expenses was $1.7 million and $1.1 million for the years ended December 31, 2024 and 2023, respectively.

Research and Development (R&D)

R&D expenses consist primarily of costs associated with our CRADA and SPPA agreements with INL, employee compensation and related fringe benefits including stock-based compensation and other research and development costs for the development of our Lightbridge Fuel™.

The following table presents the total R&D expenses for the year ended December 31, 2024 and 2023 (rounded to millions):

	Year Ended
	December 31,
	2024	2023
INL Project	$1.7	$0.8
Romania Feasibility Study	0.2	—
Centrus Energy FEED Study	0.3	—
Allocated employee compensation and stock-based compensation	1.8	0.7
Other outside R&D expenses	0.6	0.4
Total	$4.6	$1.9

R&D expenses increased by $2.7 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023 due to the increase in R&D activities related to the development of Lightbridge Fuel™. This increase primarily consisted of an increase in INL project labor costs of $0.9 million, an increase of outside R&D costs of $0.4 million, an increase in R&D employees and allocated employee compensation and employee benefits of $1.0 million, an increase in quality assurance expenses of $0.1 million, an increase in R&D modeling computer hardware and software and travel expenses of $0.2 million and an increase in stock-based compensation expenses of $0.1 million.

Total stock-based compensation included in research and development expenses was $0.3 million and $0.2 million for the years ended December 31, 2024 and 2023, respectively.

We currently anticipate investing approximately $17.0 million in the R&D of our nuclear fuel for 2025. Meeting this future budgeted R&D spending for the next 12 months is uncertain and actual spending may differ.

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

Other Income

There was an increase in other income of $0.2 million due to higher cash balances over the past year, which resulted in an increase in interest income earned from the purchase of treasury bills and from our bank savings account for the year ended December 31, 2024, as compared to the year ended December 31, 2023.

Provision for Income Taxes

We incurred a pre-tax net loss for both 2024 and 2023. We reviewed all sources of income for the purpose of recognizing the deferred tax assets and concluded a full valuation allowance for 2024 and 2023 was necessary. Therefore, we did not have a provision for taxes for both years ended December 31, 2024 and 2023. Prior period ownership changes, coupled with the Company’s projections of no taxable income for the foreseeable future, will substantially limit any future benefit to be derived from our NOLs.

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

At December 31, 2024, we had cash and cash equivalents of $40.0 million, as compared to $28.6 million at December 31, 2023, an increase of $11.4 million. We raised net proceeds of $21.4 million from the sale of approximately 4.5 million shares of common stock during the year ended December 31, 2024. Our net cash used in operating activities for the year ended December 31, 2024, was $9.5 million and our cash flow projections indicate that we will have continued negative cash flows for the foreseeable future. We currently do not anticipate any incoming cash flows, other than the sale of common stock through our at-the-market (ATM) offering. We are not profitable, and we cannot provide any assurance that we will become profitable in the future. We will continue to incur losses because we are in the early R&D development stage of our nuclear fuel.

To complete the development and commercial deployment of Lightbridge Fuel™ we currently estimate a total R&D, including Capital Expenditures (CAPEX) investment in the range of $200 million to $300 million or approximately $20.0 million per year over the next 10-15 years. We plan to raise this capital through a combination of strategic and financial investors, as well as potentially receiving grants from the DOE and/or other government sources.

Sufficient funding is needed to continue our nuclear fuel development project and to achieve our future R&D milestones leading to the commercialization of our nuclear fuel. The actual amount of cash we will need to reach the commercialization of our nuclear fuel is subject to many factors, including, but not limited to, the timing, design and conduct of the R&D work at the DOE’s national laboratories for our fuel along with other costs to commercialize our nuclear fuel. Accordingly, there is high potential for budget variances in the current above cost projections and fuel development timelines of our current planned operations over the above cited fuel development period. Currently, we plan to continue to utilize our ATM to finance our future R&D and general and administrative activities.

We will also need to receive substantial funding and in-kind support from government, strategic partners and/or other third-party sources throughout our nuclear fuel R&D development period in order to fund our ongoing R&D efforts in the future. If we are unable to obtain such funding and/or in-kind support that meets our future R&D cash requirements, we will need to seek other funding, which may include the issuance of additional shares of the Company’s common stock, if available. This will result in dilution to our existing stockholders. If we can raise additional funds through the issuance of preferred stock, other equity or convertible securities, these securities could have rights or preferences senior to those of our common stock and could contain covenants that restrict our operations in the future. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all.

We have approximately $48.4 million of working capital as of the date of this filing. We currently project a negative cash flow from our operations from both our general and administrative and R&D expenses, resulting in total expected expenditures of approximately $25.0 million for 2025. Our R&D expenses are expected to increase over the next 12 months based on our fuel development activities. Our cash balance at December 31, 2024, and as of the date of this filing exceeds our anticipated cash requirements for the next 12 months. There are inherent uncertainties in forecasting the R&D and other expenditures that will be required in the future. We may also be unsuccessful in raising the capital necessary in the future to continue the R&D development of our fuel. Once other anticipated agreements are finalized or other future R&D agreements are entered into and the future R&D expenses are known, we expect to incur a significantly higher level of future required R&D expenses to further develop our fuel, resulting in higher negative monthly cash flows from operations in future periods.

Our current source of cash available to us for the next 12 months, in addition to cash and cash equivalents on hand, is the potential funding from equity issuances pursuant to the at-the-market equity offering sales agreement, as amended, , with Stifel, Nicolaus & Company, Incorporated. We filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (SEC) on March 29, 2024, registering the sale of up to $75.0 million of the Company’s securities that was declared effective on April 19, 2024. On May 10, 2024, we filed a prospectus supplement, which was further supplemented on July 19, 2024 and August 9, 2024 pursuant to which we may offer and sell shares of common stock having an aggregate offering price of up to $12.6 million from time to time, through the ATM. On November 22, 2024, we filed a prospectus supplement pursuant to which we may offer and sell shares of common stock having an aggregate offering price of up to $45.0 million from time to time through the ATM.

Although we expect this ATM facility to continue to be our primary source of working capital for the Company in 2025, there is no assurance that an ATM financing arrangement will be available to us in the future. See Note 8. Stockholders’ Equity and Stock-Based Compensation of the Notes to our Consolidated Financial Statements included in Part II. Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for information regarding our prior equity financings.

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

See Note 8. Stockholders’ Equity and Stock-Based Compensation of the Notes to our Consolidated Financial Statements included in Part II. Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for information regarding our prior equity financings.

Cash Flow

The following table provides detailed information about our net cash flows for the years ended December 31, 2024 and 2023 (amounts reflected in millions):

	Year Ended
	December 31,
	2024	2023

Net Cash Used in Operating Activities	$(9.5)	$(6.5)
Net Cash Used in Investing Activities	—	—
Net Cash Provided by Financing Activities	20.9	6.2
Net Cash Inflow (Outflow)	$11.4	$(0.3)

Operating Activities

Cash used in operating activities increased by $3.0 million in 2024 as compared to 2023. This increase was primarily due to increased spending on R&D, general and administrative expenses and changes in working capital, which included an increase in prepaid assets of $0.1 million, and was partially offset by an increase in accounts payable and accrued liabilities of $0.2 million.

Investing Activities

Net cash used in our investing activities was insignificant for the years ended December 31, 2024 and 2023.

Financing Activities

Cash provided by financing activities increased by $14.7 million. This increase was due to an increase in the net proceeds received from the issuance of common stock under our at-the-market (ATM) facility in the year ended December 31, 2024 of $15.0 million, partially offset by an increase in net share settlement of equity awards for the payment of withholding taxes of $0.3 million.

Cash provided by our ATM facility was $21.4 million (sale of approximately 4.5 million common shares) and $6.4 million (sale of approximately 1.5 million common shares) for the years 2024 and 2023, respectively. Cash used during the years 2024 and 2023 related to the payment of withholding taxes on the net share settlement of equity awards was $0.5 million and $0.2 million, respectively.

See Note 12. Subsequent Events to our Consolidated Financial Statements included in Part II. Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for information regarding cash provided by our ATM facility after December 31, 2024.

Project Task Statements - INL

On December 9, 2022, we entered into initial project task statements with BEA, the operating contractor of INL, in collaboration with the DOE, which statements set forth the initial scopes of work and funding commitments under the umbrella agreements, each dated September 27, 2022, between the Company and BEA. At December 31, 2024, we had approximately $1.7 million in project task statements to BEA relating to the research and development being conducted under the SPPA and CRADA at INL. Performance of work under these agreements may be terminated at any time by either party, without any liability, after the effective date of termination, upon giving a thirty-day written notice under the SPPA and a sixty-day written notice under the CRADA, to the other party. In the event of termination, the Company shall be responsible for BEA’s costs (including the closeout costs), through the effective date of termination, but in no event shall the Company’s cost responsibility exceed the total estimated cost stated in each PTS and any subsequent modification to the PTS.

Operating Leases

The Company leased office space for a 12-month term from January 1, 2025 through December 31, 2025 with a monthly payment of approximately $8,000. The future minimum lease payments required under the non-cancellable operating leases for 2025 total approximately $0.1 million.

Critical Accounting Estimates

The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Our significant accounting policies are more fully described in Note 1. Basis of Presentation, Summary of Significant Accounting Policies, and Nature of Operations, in the Notes to the Consolidated Financial Statements included in Part II. Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K. There were no critical accounting estimates at December 31, 2024 and 2023.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited consolidated financial statements as of and for the years ended December 31, 2024 and 2023 begins on page 44 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024 (as such term is defined in Rule 13a-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based upon this evaluation as of December 31, 2024, our disclosure controls and procedures were effective.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, utilizing the criteria in the Committee of Sponsoring Organizations of the Treadway Commission’s Internal Control-Integrated Framework (2013). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

Remediation of Previously Reported Material Weakness

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, Management determined that there was a material weakness related to the design of our information technology general controls (ITGC) over logical access to key information systems used in the financial reporting process, resulting in certain segregation of duties conflicts. Additionally, certain business process controls that are dependent on information from these systems were also not effective. Management, under the oversight of the Audit Committee, remediated this material weakness by December 31, 2024. This includes enhancing the design of logical access controls to ensure appropriate segregation of duties through improved internal documentation and monitoring activities. Management also removed privileged access to accounting software and implemented a semi-annual internal review of logical access to the accounting software used in the financial reporting process. Management has concluded through testing that these new implemented controls are designed and operating effectively as of December 31, 2024 and the material weakness has been effectively remediated.

Changes in Internal Control Over Financial Reporting

Except as noted above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by Item 10 of Part III will be included in our Proxy Statement relating to the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required by Item 11 of Part III will be included in our Proxy Statement relating to the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 of Part III will be included in our Proxy Statement relating to the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 of Part III will be included in our Proxy Statement relating to the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 of Part III will be included in our Proxy Statement relating to the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

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

1.3

Amendment No. 2 to the At-the-Market Equity Offering Sales Agreement, dated May 8, 2024, by and between Lightbridge Corporation and Stifel, Nicolaus & Company, Incorporated (incorporated by reference to Exhibit 1.1 to the Form 10-Q filed by the Company on May 10, 2024).

3.1	Articles of Incorporation of the Company, as amended through October 27, 2022 (incorporated by reference to Exhibit 3.1 to the Form 10-K filed by the Company on March 30, 2023).

3.2	Amended and Restated Bylaws of the Company, as amended through November 4, 2021 (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed by the Company on November 8, 2021).

3.3	Certificate of Designation of Series X Preferred Stock (incorporated by reference to Exhibit 3.2 to the Form 8-K filed by the Company on March 3, 2025).

4.2*	Description of Securities.

4.3	Specimen Certificate for Company’s Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-3 filed on April 1, 2013, File No. 333-187659).

10.1**	Lightbridge Corporation 2006 Stock Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on February 21, 2006).

10.2**	Lightbridge Corporation 2015 Equity Incentive Plan, as amended (incorporated by reference to Appendix A to the definitive proxy statement filed on March 29, 2018, File No. 001-34487).

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

10.10**	Form of Restricted Stock Award Agreement under the 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.14 to the Form 10-K filed by the Company on March 31, 2022).

10.10**	Employment Agreement, dated August 8, 2018, between the Company and Seth Grae (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by the Company on August 9, 2018).

10.12**	Employment Agreement, dated August 8, 2018, between the Company and Andrey Mushakov (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by the Company on August 9, 2018).

10.13**	Employment Agreement, dated August 8, 2018, between the Company and Larry Goldman (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed by the Company on August 9, 2018).

10.14**	Form of Indemnification Agreement (August 2018) (incorporated by reference to Exhibit 10.5 to the Form 10-Q filed by the Company on August 9, 2018)

10.15▲

Strategic Partnership Project Agreement, dated September 27, 2022, between the Company and Battelle Energy Alliance, LLC (incorporated by reference to Exhibit 10.15 to the Form 10-K filed by the Company on March 30, 2023).

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

10.18▲

Project Task Statement under the Cooperative Research and Development Agreement, dated December 9, 2022, between the Company and Battelle Energy Alliance, LLC (incorporated by reference to Exhibit 10.18 to the Form 10-K filed by the Company on March 30, 2023).

10.19▲

Modification No. 2 to the Project Task Statement, dated March 25, 2024, under the Strategic Partnership Project Agreement, dated December 9, 2022, as amended on May 23, 2023, by and between Lightbridge Corporation and Battelle Energy Alliance, LLC (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by the Company on May 10, 2024).

10.20▲

Modification No. 3 to the Project Task Statement, dated October 24, 2024, under the Strategic Partnership Project Agreement, dated December 9, 2022, as amended on May 23, 2023 and March 26, 2024, by and between Lightbridge Corporation and Battelle Energy Alliance, LLC (incorporated by reference to Exhibit 1.01 to the Form 8-K filed by the Company on October 25, 2024).

10.21 ▲

Modification No. 3 to the Project Task Statement, dated January 16, 2025, under the Cooperative Research and Development Agreement, dated December 9, 2022, by and between Lightbridge Corporation and Battelle Energy Alliance, LLC. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on January 17, 2025).

10.22

Subscription and Investment Representation Agreement, dated February 27, 2025, by and between the Company and the Purchaser (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on March 3, 2025).

19.1*	Insider Trading Policy.

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Form 10-K filed by the Company on March 15, 2016).

23.1•	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (Included on the signature page hereto).

31.1*	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer and Principal Accounting Officer.

32*	Section 1350 Certifications.

97.1**	Incentive Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Form 10-K filed by the Company on March 4, 2024).

42

101

The following materials from Lightbridge Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) Consolidated Statement of Operations; (iii) Consolidated Statement of Cash Flows; (iv) Consolidated Statement of Changes in Stockholders’ Equity; and (v) Notes to Consolidated Financial Statements

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

DECEMBER 31, 2024 and 2023

44

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Lightbridge Corporation

Reston, Virginia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lightbridge Corporation (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Research and Development Expenses

As described in Note 1 to the consolidated financial statements, the Company records research and development expenses as incurred, which consist primarily of wages and related payroll benefits, non-cash stock-based compensation, materials, testing, consulting and other outside research and development services, related to the development of the Company’s nuclear fuel technology. During the year ended December 31, 2024, the Company recorded approximately $4.6 million of research and development expenses.

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

Philadelphia, Pennsylvania

March 3, 2025

LIGHTBRIDGE CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$39,990,827	$28,598,445
Prepaid expenses and other current assets	324,378	207,063
Total Current Assets	40,315,205	28,805,508
Other Assets
Prepaid project costs and other long-term assets	528,805	483,000
Trademarks	108,865	108,865
Total Assets	$40,952,875	$29,397,373

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$424,585	$486,326
Total Current Liabilities	424,585	486,326

Commitments and contingencies - Note 5

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 authorized shares, 0 shares issued and outstanding at December 31, 2024 and 2023	—	—
Common stock, $0.001 par value, 25,000,000 authorized, 18,783,912 shares and 13,698,274 shares issued and outstanding at December 31, 2024 and 2023, respectively	18,784	13,698
Additional paid-in capital	204,694,348	181,295,125
Accumulated deficit	(164,184,842)	(152,397,776)
Total Stockholders’ Equity	40,528,290	28,911,047
Total Liabilities and Stockholders’ Equity	$40,952,875	$29,397,373

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTBRIDGE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2024	2023
Revenue	$—	$—

Operating Expenses
General and administrative	8,460,519	7,149,773
Research and development	4,598,978	1,922,865
Total Operating Expenses	13,059,497	9,072,638

Other Operating Income
Contributed services - research and development	—	31,028
Total Other Operating Income	—	31,028
Operating Loss	(13,059,497)	(9,041,610)

Other Income
Interest income	1,272,431	1,132,964
Total Other Income	1,272,431	1,132,964

Net Loss Before Income Taxes	(11,787,066)	(7,908,646)
Income taxes	—	—
Net Loss	$(11,787,066)	$(7,908,646)

Net Loss Per Common Share
Basic and diluted	$(0.81)	$(0.65)

Weighted Average Number of Common Shares Outstanding	14,487,834	12,099,574

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTBRIDGE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2024 and 2023

			Additional
	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2023	11,900,217	$11,900	$173,595,385	$(144,489,130)	$29,118,155

Shares issued, net of share settlement for withholding taxes paid upon vesting of restricted stock awards	240,499	240	(221,850)	—	(221,610)
Shares issued - registered offerings - net of offering costs of $350,430	1,492,148	1,493	6,403,938	—	6,405,431
Shares issued to consultant and directors for services	65,410	65	259,935	—	260,000
Stock-based compensation	—	—	1,257,717	—	1,257,717
Net loss	—	—	—	(7,908,646)	(7,908,646)
Balance - December 31, 2023	13,698,274	$13,698	$181,295,125	$(152,397,776)	$28,911,047

Shares issued, net of share settlement for withholding taxes paid upon vesting of restricted stock awards	383,755	384	(568,732)	—	(568,348)
Shares issued - registered offerings - net of offering costs of $1,128,284	4,547,207	4,548	21,407,957	—	21,412,505
Shares issued through the exercise of options	10,974	11	41,910	—	41,921
Shares issued to consultants and directors for services	143,702	143	479,857	—	480,000
Stock-based compensation	—	—	2,038,231	—	2,038,231
Net loss	—	—	—	(11,787,066)	(11,787,066)
Balance - December 31, 2024	18,783,912	$18,784	$204,694,348	$(164,184,842)	$40,528,290

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTBRIDGE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2024	2023
Operating Activities
Net loss	$(11,787,066)	$(7,908,646)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	110,806	45,000
Stock-based compensation	2,038,231	1,257,717

Changes in operating assets and liabilities
Prepaid expenses and other current assets	(3,121)	(91,799)
Prepaid project costs and other long-term assets	(45,805)	(138,000)
Accounts payable and accrued liabilities	193,259	350,995
Net Cash Used in Operating Activities	(9,493,696)	(6,484,733)

Investing Activities
Trademarks	-	(640)
Net Cash Used in Investing Activities	-	(640)

Financing Activities
Net proceeds from the issuances of common stock	21,412,505	6,405,431
Net proceeds from the exercise of stock options	41,921	-
Payments for taxes related to net share settlement of equity awards	(568,348)	(221,610)
Net Cash Provided by Financing Activities	20,886,078	6,183,821

Net Increase (Decrease) in Cash and Cash Equivalents	11,392,382	(301,552)
Cash and Cash Equivalents, Beginning of Year	28,598,445	28,899,997
Cash and Cash Equivalents, End of Year	$39,990,827	$28,598,445

Supplemental Disclosure of Cash Flow Information
Cash paid during the year:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-Cash Financing Activities
Payment of accrued liabilities with common stock	$15,000	$215,000
Common stock issued for consulting services	$180,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTBRIDGE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation, Summary of Significant Accounting Policies, and Nature of Operations

The Company was formed on October 6, 2006, when Thorium Power, Ltd., which was incorporated in the state of Nevada on February 2, 1999, merged with Thorium Power, Inc. (TPI), which was incorporated in the state of Delaware on January 8, 1992. On September 29, 2009, the Company changed its name from Thorium Power, Ltd. to Lightbridge Corporation and began its focus on developing and commercializing metallic nuclear fuels. The Company is a nuclear fuel technology company developing its nuclear fuel. The Company views its operations and manages its business as one business segment, which is the development and commercialization of its nuclear fuel.

Basis of Consolidation

These consolidated financial statements included the accounts of Lightbridge, a Nevada corporation, and the Company’s wholly-owned subsidiaries, TPI, a Delaware corporation, and Lightbridge International Holding LLC, a Delaware limited liability company. These wholly-owned subsidiaries were inactive. All intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation and Use of Estimates and Assumptions

The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America (GAAP), requires management to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions were periodically reviewed and the effects of revisions were reflected in the consolidated financial statements in the period they are determined to be necessary. There were no significant estimates at December 31, 2024 and 2023.

Fair Value of Financial Instruments

The Company determined fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between unaffiliated market participants at the measurement date.

Accounting Standards Codification (ASC), Fair Value Measurement (ASC 820), established a fair value hierarchy that prioritizes the inputs used to measure fair value. Assets and liabilities measured at fair value were categorized based on whether the inputs are observable in the market and the degree that the inputs are observable. The hierarchy gives the highest priority to active markets for identical assets and liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The categorization of financial instruments within the valuation hierarchy was based on the lowest level of input that is significant to the fair value measurement. The three levels of the fair value hierarchy were as follows:

Level 1 - Observable inputs such as quoted prices in active markets for identical assets or liabilities;

Level 2 - Inputs other than quoted prices that were observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that were not active and inputs other than quoted prices that were observable for the asset or liability; and

Level 3 - Unobservable inputs that reflect management’s assumptions.

For disclosure purposes, assets and liabilities were classified in their entirety in the fair value hierarchy level based on the lowest level of input that was significant to the overall fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement required judgment and may have affected the placement within the fair value hierarchy levels.

The Company’s financial instruments consisted principally of cash and cash equivalents, accounts payable and accrued liabilities. The carrying amounts of our financial instruments are considered to be a Level 1 measurement, because of the short-term nature of those instruments.

The following table summarize the valuation of the Company’s financial instruments that fall within the fair value hierarchy (in millions) at December 31, 2024:

	Level I	Level II	Level III
Cash and cash equivalents	$40.0	$—	$—
Accounts payable and accrued liabilities	$0.4	$—	$—

The following table summarize the valuation of the Company’s financial instruments that fall within the fair value hierarchy (in millions) at December 31, 2023:

	Level I	Level II	Level III
Cash and cash equivalents	$28.6	$—	$—
Accounts payable and accrued liabilities	$0.5	$—	$—

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

The Company is engaged in significant research and development (R&D) activities to advance its nuclear fuel technology at Idaho National Laboratory (INL). For the year ended December 31, 2024, R&D expenses associated with activities conducted at the INL accounted for approximately 37% of the Company’s total R&D expenditure. The Company currently relies on INL for developing, testing and evaluating its nuclear fuel. Any disruption in access to INL’s resources, including changes in government policies, facility downtime, regulatory constraints, or unforeseen operational challenges could have a material adverse effect on the Company’s current ability to advance its R&D activities.

Cash and Cash Equivalents

The Company may at times invest its excess cash in interest bearing accounts and U.S. treasury bills. It classified all highly liquid investments with original stated maturities of three months or less from date of purchase as cash equivalents and all highly liquid investments with stated maturities of greater than three months as marketable securities. The Company held cash balances in excess of the federally insured limits of $250,000. The Company deemed this credit risk not to be significant as cash was held by two prominent financial institutions in 2024 and 2023.

Contributed Services - Research and Development

The Company was awarded a grant in 2021 from the United States Department of Energy (DOE), which represented contributed services to further the Company’s R&D activities. The Company concluded that its government grants were not within the scope of ASC Topic 606, Revenue Recognition, as they did not meet the definition of a contract with a customer. Additionally, the Company concluded that the grants met the definition of a contribution, as the grants were a non-reciprocal transaction. As such, the Company determined that Subtopic 958-605, Not-for-Profit-Entities-Revenue Recognition (Subtopic 958-605), applied for these contributed services, even though the Company is a business entity, as guidance in the contributions received subsections of Subtopic 958-605 applies to all entities (not-for-profits and business entities).

Subtopic 958-605 required nonfinancial assets, which includes services, such as the R&D services provided under the Gateway for Accelerated Innovation in Nuclear (GAIN) vouchers, (totaled $0 and $31,000 for 2024 and 2023, respectively) be shown on a gross method at the fair value of the services contributed, with contributed services - research and development shown as other operating income and the related costs as a charge to R&D expense, rather than depicting contributed services - research and development as a reduction of R&D expense. The fair value of contributed services was determined by the cost of professional time and materials, which were charged by the subcontractor who fulfilled the services contributed under the grant award. The principal market used to arrive at fair value is the market in which the Company operates.

Trademarks

Costs for filing and legal fees for trademark applications were capitalized. Trademarks were considered intangible assets with an indefinite useful life and therefore were not amortized. The Company performed an impairment test in the fourth quarter or more frequently if events or circumstances indicate that an impairment loss may have been incurred. For the fourth quarter 2024 test, the Company applied the accounting guidance which allowed the company to first assess qualitative factors to determine the extent of additional quantitative analysis, if any, that may have required to test trademarks for impairment. Based on the qualitative assessments performed, the company concluded that it was more likely than not that the fair value of the Trademarks substantially exceeded its carrying value and therefore, further quantitative analysis was not required. As a result, no impairment was recorded. As of December 31, 2024 and 2023, the carrying value of trademarks was approximately $0.1 million.

Leases

The Company recognizes operating lease right of use assets and liabilities at commencement date based on the present value of the future minimum lease payments over the lease term. Leases with an initial term of 12 months or less were not recorded on the consolidated balance sheet in accordance with the short-term lease recognition exemption. The Company applied the practical expedient to not separate non-lease components for all leases that qualified. Lease expense was recognized on a straight-line basis over the lease term. The Company had only one lease for office rent and the lease was for a term of 12 months without renewal options.

Income Taxes

Income taxes were accounted for using the asset and liability method. Deferred tax assets and liabilities were recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of assets and liabilities and their respective tax bases, operating loss carryforwards, and tax credit carryforwards. Deferred tax assets and liabilities were measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences were expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates was recognized in income in the period that included the enactment date. In accordance ASC 740, Accounting for Income Taxes, the Company reflected in the financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only when it was considered ‘more-likely-than-not’ that the position taken will be sustained on its technical merits by a taxing authority upon examination. As of December 31, 2024 and 2023, the Company had no unrecognized income tax benefits and correspondingly there was no impact on the Company’s effective income tax rate associated with these items. The Company’s policy for recording interest and penalties relating to uncertain income tax positions was to record them as a component of income tax expense in the accompanying consolidated statements of operations. As of December 31, 2024 and 2023, the Company had no such accruals.

Research and Development Expenses

Research and development expenses were expensed when incurred. Research and development expenses consisted primarily of wages and related payroll benefits, non-cash stock-based compensation, materials, R&D modeling computer hardware and software, testing, consulting, and other third-party research and development services, related to the development of the Company’s nuclear fuel. Advanced payments for goods or services for future research and development activities were deferred and expensed as the goods were delivered or the related services were performed.

Stock-Based Compensation

The stock-based compensation expense incurred by the Company for employees and directors in connection with its equity incentive plan was based on the employee model of ASC 718, Compensation—Stock Compensation, and the fair value of any stock options granted was measured at the grant date. Options or common stock granted to consultants for services performed were accounted for in the same manner as options and stock issued to employees for services.

Awards with service-based vesting conditions only were expensed on a straight-line basis over the requisite service period of the award.

The Company used a Black-Scholes pricing model to determine the fair value of stock options on the measurement date of the grant for service-based vesting conditions. Shares that were issued to employees upon exercise of the stock options or vesting of Restricted Stock Units (RSUs) or Restricted Stock Awards (RSAs) grants were issued net of the number of shares with a fair value equal to the amount required to satisfy applicable tax withholding requirements. As a result, the actual number of shares issued with tax withholding obligations were fewer than the actual number of shares exercised under the stock option or on the vesting dates of RSU or RSA grants.

The Company granted RSAs, which was an award of common shares that have full voting rights and dividend rights (with dividends paid upon vesting of the RSA) but are restricted regarding the sale or transfer before vesting. These restrictions lapse as the award vests. The shares were forfeited and returned to the Company if they did not vest. The RSAs were included in common stock issued and outstanding and were considered contingently issuable in the calculation of weighted-average shares outstanding for purposes of calculating earnings per share. The consolidated statement of changes in stockholders’ equity showed the initial grant of RSAs as a reclassification from additional paid-in capital to common stock, with any compensation expense related to the RSAs included in stock-based compensation. The cash flow impact is reflected within financing activities in the consolidated statements of cash flows. The number of RSAs to be granted are determined by the closing stock price on the date of the RSAs grant.

Under ASC 718, the Company elected to account for forfeitures as they occur and recorded compensation cost assuming all option holders have completed the requisite service period. If an employee forfeited an award because they failed to complete the requisite service period, the Company reversed compensation cost previously recognized in the period the award was forfeited. Thus, the total cumulative amount of compensation cost recognized for an award was the same regardless of whether the Company elected to estimate forfeitures or accounted for forfeitures as they occurred.

Comprehensive Loss

Comprehensive loss was defined as a change in equity of a business enterprise during a period resulting from transactions from non-owner sources. There have been no items qualifying as other comprehensive loss and, therefore, for all periods presented, the Company's comprehensive loss was the same as its reported net loss.

Recent Adopted Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which expanded on the required disclosure of incremental segment information. The new guidance was effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this ASU on January 1, 2024. This ASU resulted in additional disclosures upon adoption.

In August 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging- Contracts in Entity’s Own Equity (Subtopic 815-40), which simplified the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplified the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that required entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revised the scope exception from derivative accounting in Subtopic 815-40 for freestanding financial instruments and embedded features that were both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revised the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share for convertible instruments by using the if-converted method. ASU 2020-06 was effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption was permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Adoption was either through a modified retrospective method or a full retrospective method of transition. The Company adopted this guidance on January 1, 2024 and the adoption did not have a material impact on its results of operations, financial position, and disclosures because the Company did not have any transactions or instruments to which this standard applied. If in the future the Company issued new convertible debt, warrants or other instruments, the standard may have a material effect, but it cannot be determined at this time.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which modified the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also required entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance was effective for annual periods beginning after December 15, 2024. Early adoption was permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application was permitted. The Company does not expect this guidance to have a material impact on its consolidated financial statements and related disclosures upon adoption.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which required disclosure of certain costs and expenses on an interim and annual basis in the notes to the consolidated financial statements. The guidance is effective for annual reporting periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The guidance is to be applied either (1) prospectively to financial statements issued for reporting periods after the effective date or (2) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the potential impact of adopting this new guidance on the consolidated financial statements and related disclosures.

The Company has evaluated other recently issued, but not yet effective, accounting standards that have been issued or proposed by the FASB or other standards-setting bodies through the filing date of these consolidated financial statements and does not believe the future adoption of any such standards will have a material impact on the consolidated financial statements and related disclosures.

Note 2. Net Loss Per Share

Basic net loss per share was computed using the weighted-average number of common shares outstanding during the reporting period, except that it did not include unvested common shares subject to repurchase or cancellation. Diluted net loss per share was computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consisted of the incremental common shares issuable upon the exercise of stock options. For the years ended December 31, 2024 and 2023, there was no difference in the number of shares used to calculate basic and diluted shares outstanding as the inclusion of the potentially dilutive securities would be antidilutive.

The outstanding securities in the table below have been excluded from the computation of diluted weighted shares outstanding for the years noted below, as they would have been anti-dilutive due to the Company’s losses at December 31, 2024 and 2023 and also because the exercise price of certain of these outstanding securities was greater than the average closing price of the Company’s common stock.

	Years Ended
	December 31,
	2024	2023
Stock options outstanding	464,940	510,787
Restricted stock awards outstanding	781,864	557,688
Total	1,246,804	1,068,475

Note 3. Prepaid Project Costs and Other Long-term Assets

In 2022, the Company entered into two agreements with Idaho National Laboratory (INL), in collaboration with the DOE, to support the development of Lightbridge Fuel™. At the time of signing, the Company made advanced payments for future project work totaling $0.4 million to Battelle Energy Alliance, LLC (BEA), DOE’s operating contractor for INL. In May 2023, the Company and INL modified the agreements to extend the contract term to May 2029, aligning it with the duration of the irradiation testing and increasing the advanced payments by $0.1 million to $0.5 million. The prepaid project costs were $0.5 million as of both December 31, 2024 and 2023, recorded under Other Assets - Prepaid project costs and other long-term assets on the accompanying consolidated balance sheets.

Note 4. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (rounded in millions):

	December 31,	December 31,
	2024	2023
Trade payables	$0.2	$0.1
Accrued research and development expenses	0.1	—
Accrued accounting and consulting expenses	0.1	0.4
Total	$0.4	$0.5

Note 5. Commitments and Contingencies

Operating Leases

The Company leased office space for a 12-month term from January 1, 2025 through December 31, 2025 with a monthly payment of approximately $8,000. The future minimum lease payments required under the non-cancellable operating leases for 2024 total approximately $0.1 million. Total rent expense for the year ended December 31, 2024 and 2023 was approximately $0.1 million.

Note 6. Research and Development Expenses

INL Project

In 2022, Lightbridge entered into agreements with BEA, to support the development of Lightbridge Fuel™. These framework agreements use an innovative structure that consists of an “umbrella” SPPA and an “umbrella” CRADA, with an initial duration of seven years. Throughout the duration of these umbrella agreements, all R&D work contracted with BEA is through the issuance of Project Task Statements (PTS). The initial phase of work under the two agreements is expected to culminate in future irradiation testing in the INL Advanced Test Reactor of fuel samples using enriched uranium supplied by the DOE. The initial phase of work aims to generate irradiation performance data for Lightbridge’s delta-phase uranium-zirconium alloy relating to various thermophysical properties. Data gathered during future post-irradiation examination work are expected to support fuel performance modeling and regulatory licensing efforts for the commercial deployment of Lightbridge Fuel™. For the year ended December 31, 2024 and 2023, the Company recorded $1.7 million and $0.8 million in R&D expenses associated with INL, respectively.

Romania Feasibility Study

On October 16, 2023, the Company engaged RATEN ICN in Romania to perform an engineering study to assess the compatibility and suitability of Lightbridge Fuel™ for use in Canada Deuterium Uranium (CANDU) reactors. The total price of approximately $0.2 million was payable in three installments, including an advance payment of $0.1 million and an interim milestone payment and final payment totaling approximately $0.1 million. For the year ended December 31, 2024 and 2023, the Company recorded $0.2 million and $27,000, respectively in R&D expenses associated with RATEN ICN feasibility study. The Company made its final payment in December 2024 and has no further obligations under the agreement.

FEED Study with Centrus Energy for a Lightbridge Pilot Fuel Fabrication Facility

On December 5, 2023, the Company entered into an agreement with Centrus Energy to conduct a front-end engineering and design (FEED) study to evaluate deployment of a Lightbridge Pilot Fuel Fabrication Facility (LPFFF) at the American Centrifuge Plant in Piketon, Ohio. For the year ended December 31, 2024 and 2023, the Company recorded $0.3 million and $23,400, respectively in R&D expenses associated with this FEED study and has no further payment obligations.

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

During the course of preparing the Company’s consolidated financial statements, as of and for the year ended December 31, 2024, the Company completed a preliminary assessment of the available NOL carryforwards under Section 382 of the Code. The Company determined that it likely had undergone multiple ownership changes from 2009 to 2024 as defined under Section 382. As a result of these identified ownership changes, the portion of NOL carryforwards attributable to the pre-ownership change periods are subject to a substantial annual limitation under Section 382 of the Code. A conclusive Section 382 study had not been performed for December 31, 2024 due to the Company’s current projections of the lack of taxable income for the foreseeable future. NOLs created in years beginning after 2017 now only offset 80% of taxable income but no longer have a 20-year expiration.

The 2024 and 2023 annual effective tax rate was estimated to be 25% for the combined U.S. federal and state statutory tax rates. The Company reviews tax uncertainties in light of changing facts and circumstances and adjusts them accordingly.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting, and the amounts recognized for income tax purposes. The significant components of deferred tax assets (at an approximate 25% total effective tax rate, consisting of a 21% effective tax rate for Federal and a 4% effective tax rate for the state) as of December 31, 2024 and 2023, respectively, are as follows.

	December 31, 2024	December 31, 2023
Book income at federal statutory rate, 21%	21.00%	21.00%
State taxes, net of federal benefit	0.81%	4.25%
Change in valuation allowance	(6.58)%	(25.40)%
Permanent difference	(0.07)%	(0.15)%
True-Ups, Stock-based compensation and Other	(15.16)%	0.30%
	—%	—%

Deferred tax assets consisted of the following (rounded in millions):

	December 31, 2024	December 31, 2023
Stock-based compensation	$1.5	$3.7
Patent impairment provision	0.3	0.3
Net operating loss carry-forwards	17.0	15.0
Research and development expenses – capitalized for tax purposes	1.4	0.5
Research and development tax credits	0.3	0.3
Total deferred tax asset	20.5	19.8
Less: valuation allowance	(20.5)	(19.8)
Net deferred tax asset	$—	$—

The Company has NOL carryforwards for federal and state tax purposes of approximately $71.8 million at December 31, 2024 and $60 million at December 31, 2023, that is potentially available to offset future taxable income. There were no deferred tax liabilities at December 31, 2024 and 2023. As of December 31, 2024 and 2023, the Company had federal research and development credit carry-forwards of approximately $0.3 million. The federal research and development credit carry-forwards have a 20-year carry-forward period and expire from 2036 to 2040. The Company’s NOL carryforwards included the NOL from 2018 (post-2017) to current reporting year and all have an unlimited carryforward period. For financial reporting purposes, no deferred tax asset was recognized because as of December 31, 2024 and 2023, management currently estimates that it is more likely than not that substantially all the deferred tax assets, the majority of which are NOLs, will be unused. The increase in the total valuation allowance for the years ended December 31, 2024 and 2023 was approximately $0.7 million and $2.0 million, respectively. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the years in which those temporary differences are deductible. Any unused annual limitation may be carried over to later years, and the amount of the limitation may under certain circumstances be increased by the built-in gains in assets held by us at the time of the change that are recognized in the five-year period after the change.

The reconciliation between income taxes (benefit) at the U.S. and State statutory combined tax rates of approximately 25% and the amount recorded in the accompanying consolidated financial statements is as follows (rounded in millions):

	December 31, 2024	December 31, 2023
Tax benefit at U.S. federal statutory rates	$(0.6)	$(1.7)
Tax benefit at state statutory rates	(0.1)	(0.3)
Other	—	—
Increase in valuation allowance	0.7	2.0
Total provision for income tax benefit	$—	$—

Uncertain Tax Positions

We file income tax returns in the U.S. federal jurisdiction and State of Idaho, New York and Virginia. The tax years 2021 through 2023 remain subject to examination by the appropriate governmental agencies. At December 31, 2024 and 2023, the Company had no unrecognized tax benefits. As of December 31, 2024 and 2023, there were no tax contingencies or unrecognized tax positions recorded. As of December 31, 2024 and 2023, we did not accrue interest and penalties.

Note 8. Stockholders’ Equity and Stock-Based Compensation

At December 31, 2024, the Company had 18,783,912 common shares outstanding (including outstanding RSAs totaling 781,864 shares). Also outstanding were stock options relating to 464,940 shares of common stock (of which 445,275 stock options were vested), all totaling 19,248,852 shares of common stock and all common stock equivalents, outstanding as of December 31, 2024.

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

The Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (SEC) on March 29, 2024, registering the sale of up to $75.0 million of the Company’s securities that was declared effective on April 19, 2024. On May 10, 2024, the Company filed a prospectus supplement, which was further supplemented on July 19, 2024 and August 9, 2024 (collectively, the “First Prospectus Supplement”), pursuant to which the Company may offer and sell shares of common stock having an aggregate offering price of up to $12.6 million from time to time through the ATM. The Company exhausted all sales under the First Prospectus Supplement. On November 22, 2024, the Company filed a prospectus supplement (the “Second Prospectus Supplement”) to which the Company may offer and sell shares of common stock having an aggregate offering price of up to $45.0 million from time to time through the ATM.

The Company records its ATM sales on a settlement date basis. The Company sold 4,547,207 shares under the ATM for the year ended December 31, 2024 resulting in net proceeds of $21.4 million (stock issuance costs were $1.1 million). The Company sold 1,492,148 shares under the ATM for the year ended December 31, 2023 resulting in net proceeds of $6.4 million (stock issuance costs were $0.4 million).

Stock-Based Compensation

Amendment to 2020 Omnibus Incentive Plan

On March 9, 2020, the Board of Directors adopted the Company’s 2020 Omnibus Incentive Plan (2020 Plan). On September 3, 2020, the shareholders approved the 2020 Plan to authorize grants of the following types of awards: (a) Options, (b) Stock Appreciation Rights, (c) Restricted Stock and Restricted Stock Units, and (d) Other Stock-Based and Cash-Based Awards.

On February 27, 2024, the Board of Directors approved an increase of 700,000 shares to the authorized number of shares under the 2020 Plan, increasing the total authorized number of shares from 1,800,000 shares to 2,500,000 shares. This increase was approved by the stockholders at the shareholders’ annual meeting on April 19, 2024. The total number of shares of common stock available for issuance under the 2020 Plan was 2,500,000 shares with 1,073,914 shares available for future issuance at December 31, 2024.

Stock Options

Stock options issued to the Company’s employees, directors and consultants are summarized as follows for the year ended December 31, 2024:

	Number of Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2023	510,787	$17.88	3.84	$—
Granted	71,330	2.91		—
Exercised	(10,974)	3.82		60,102
Forfeited	(71,448)	21.89		—
Expired	(34,755)	5.33		—
Outstanding, December 31, 2024	464,940	$16.24	3.07	$184,818
Vested and expected to vest, December 31, 2024	464,940	$16.24	3.07	$184,818
Options exercisable, December 31, 2024	445,275	$16.81	2.80	$153,803

During the year ended December 31, 2024, the Company received approximately $42,000 of net proceeds from the exercise of 10,974 stock options.

During the year ended December 31, 2024, the Company issued 71,330 stock options to two consultants. These options were assigned a fair value of $1.19 per share (total fair value of $85,000). During the year ended December 31, 2023, the Company issued 35,482 stock options to two consultants. These options were assigned a fair value of $1.77 per share (total fair value of $42,800). The weighted-average grant-date fair value per share of the stock options granted for the years ended December 31, 2024 and 2023, was $2.91 and $4.58, respectively.

The fair value was determined using the Black-Scholes pricing model. For expected volatility, the Company concluded that the historical volatility over the option’s expected holding term provided the most reasonable basis for this estimate. For the risk-free interest rate, the Company used U.S. Treasury Note rates, which mature at approximately the same time as the option’s expected holding term or option life determined by using the simplified method. The Company recognized forfeitures of equity-based awards as a reduction to compensation costs in the period in which they occur.

The following assumptions were used in the Black-Scholes pricing model to determine the fair value of stock options granted during the years ended December 31, 2024 and 2023:

Year Ended
December 31,
	2024	2023
Expected volatility	75.36%-92.89%	68.13%-95.70%
Risk free interest rate	3.76%-4.54%	4.21%-5.12%
Dividend yield rate	—	—
Expected life	2 - 6 years	1 - 6 years
Closing price per share - common stock	$2.49 - $2.62	$4.31 - $4.35

The intrinsic value is calculated as the difference between the fair value of the Company's common stock and the exercise price of the stock options. The fair value of the Company's common stock was $4.73 and $3.21 per share at December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, total unrecognized compensation cost related to option awards was $41,600, which is expected to be recognized over a remaining weighted-average vesting period of 2.06 years.

Common Stock

Consultants’ Stock Issuances

For the year ended December 31, 2024 and 2023, the Company issued 18,201 shares (with stock prices ranging from $3.00 to $4.00 per share with a weighted average stock price of $3.30 per share) and 13,325 shares (with stock prices ranging from $4.00 to $5.82 per share) of common stock, respectively, to its investor relations firm for services provided during the period, recorded to general and administrative expenses. These shares vested immediately upon issuance. The expense recorded for these share issuances was $15,000 for each quarter with a weighted average grant date fair value of $3.30 per share in 2024 and $4.50 per share in 2023, respectively. The shares were valued based on the closing market price of the Company’s common stock on the date of grant.

On August 19, 2024, the Board of Directors approved an equity grant valued at $180,000 to a consulting and investment research firm, for corporate advisory services to be provided over a twelve-month period, and preparation and dissemination of a report regarding the Company, which resulted in issuing the consultant 71,713 shares of common stock on the grant date, valued at $2.51 per share. These shares vested immediately upon issuance and are not forfeitable. The compensation cost of $180,000 is recognized on a straight-line basis over the requisite service period. Approximately $66,000 was recorded as consulting expense for the year ended December 31, 2024.

As of December 31, 2024, the unrecognized compensation cost of approximately $114,000 was recorded under Prepaid expenses and other current assets on the accompanying consolidated balance sheet, which is expected to be recognized over a remaining service period of 0.6 years.

Director Compensation – Equity-Settled Awards

On December 4, 2024, the Board of Directors approved an equity grant valued at $500,000 in total to its five directors for the service period and year ended December 31, 2024, which resulted in granting a total of 85,915 shares of common stock, valued on the grant date at $5.82 per share, with a scheduled share release date on January 2, 2025. On November 20, 2023, the Board of Directors approved an equity grant valued at $240,000 in total to its six directors for the service period and year ended December 31, 2023, which resulted in granting a total of 60,456 shares of common stock, valued on the grant date at $3.97 per share, with the shares issued in January 2024.

As a result, the fair value of the stock awards was measured on the grant date and recorded as an increase to stock-based compensation expense and additional paid-in capital in 2024. The fair value of the shares granted was determined based on the closing market price of the Company's common stock on the grant date.

Restricted Stock Awards

The following summarizes the Company’s restricted stock award activity and the RSA outstanding:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding, December 31, 2023	557,688	$4.95	$1,790,178
Awards granted	484,269	5.82	2,818,446
Awards vested	(253,425)	5.72	1,430,838
Awards forfeited	(6,668)	10.69	82,083
Outstanding, December 31, 2024	781,864	5.19	3,698,217

The intrinsic value was calculated as the fair value of the Company's common stock. The fair value of the Company's common stock was $4.73 and $3.21 per share at December 31, 2024 and 2023, respectively. The fair value of the RSAs vested in 2024 and 2023 was $1.4 million and $0.6 million, respectively.

As of December 31, 2024, all the outstanding restricted stock awards are unvested. As of December 31, 2024, total unrecognized compensation cost related to restricted stock awards was $3.9 million, which is expected to be recognized over a remaining weighted-average vesting period of 2.50 years.

2024 Transactions

In 2024, a total of 253,425 RSAs vested. These RSAs vest annually with a three-year straight line vesting period. The Company withheld 100,514 shares to make payments for withholding taxes of $0.4 million on these vested shares, resulting in the issuance of 152,911 net shares to its employees and consultants. The common shares withheld became available for reissuance under the 2020 Plan.

On December 4, 2024, the Board of Directors approved an RSA equity grant of approximately $2.8 million, which equated to 484,269 RSAs granted to all of its employees and two consultants, valued at the closing market price of the Company’s stock on the grant date of $5.82 per share. These RSAs awards vest annually in three equal installments on the grant date anniversary.

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

On November 20, 2023, the Board of Directors approved a RSA equity grant of approximately $1.1 million, which equated to 266,011 RSAs granted to all of its employees and two consultants, valued at the closing market price of the Company’s stock on the grant date of $3.97 per share. These RSAs awards vest annually in three equal installments on the grant date anniversary.

In 2023, a total of 159,727 RSAs vested. These RSAs vest annually with a three-year straight line vesting period. The Company withheld 60,600 shares to make payments for withholding taxes of $0.2 million on these vested shares, resulting in the issuance of 99,127 net shares to its employees and consultants. The common shares withheld became available for reissuance under the 2020 Plan.

RSA Summary – 2024 and 2023

As of December 31, 2024 and 2023, there were 781,864 shares and 557,688 shares of RSAs included in the total issued and outstanding common stock, respectively. The weighted-average grant-date fair value per share of RSAs granted for the years ended December 31, 2024 and 2023, was $5.82 and $3.91, respectively. Compensation expense is recognized in a straight line over the three-year vesting period. A total of $1.4 million and $1.2 million of compensation expense was recorded for the years ended December 31, 2024 and 2023, respectively, for the RSAs.

Stock-Based Compensation Expense

Total non-cash stock-based compensation expense recorded related to options granted and restricted stock awards included in the Company’s consolidated statements of operations for the years ended December 31, 2024 and 2023 are as follows (rounded in millions):

	Year Ended
	December 31,
	2024	2023
Research and development expenses	$0.3	$0.2
General and administrative expenses	1.7	1.1
Total stock-based compensation expense	$2.0	$1.3

Note 9. Defined Contribution 401K Retirement Plan

The Company has an established 401k retirement plan for its employees. The Company matches employee contributions to the plan 100%, with immediate vesting. The Company contributed approximately $0.3 million and $0.2 million to the 401k plan for the years ended December 31, 2024 and 2023, respectively.

Note 10. Related Party Transactions

On February 9, 2022, the Company entered into an agreement with We Don’t Have Time Inc. (WDHT), an organization with a social media network platform dealing with the climate crisis, pursuant to which WDHT provided a variety of climate-change related consulting services to the Company and the Company paid a monthly membership fee of $1,200 to WDHT. Dr. Chakraborty, a member of the Company’s Board of Directors, was also the CEO of WDHT’s US division. For the years ended December 31, 2024 and 2023, the Company incurred $0 and $14,400, respectively, in dues paid to WDHT. This agreement was terminated on January 1, 2024.

Note 11. Segment Reporting

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources in assessing performance. The Company has one reportable business segment: nuclear fuel technology. This segment consists of the research and development and commercialization of its nuclear fuel. The Company’s chief operating decision maker (“CODM”) is the chief executive officer.

The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for the segment based on net loss as reported on the consolidated statement of operations. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future as it advances its nuclear fuel through all the stages of its development and commercialization. In addition, the measure of segment assets is reported on the consolidated balance sheet as total assets.

The CODM uses segment net loss to allocate resources predominately in the annual budget and forecasting process and uses that measure as a basis for evaluating progress toward R&D milestones. The CODM uses cash forecast models in deciding how to invest into the segment. Research and development expenses, general and administrative expenses are included in segment net loss and used to monitor budget versus actual results. Monitoring budgeted versus actual results is used in assessing performance of the segment, while research and development milestones scorecard results and scorecard general and administrative budgeted results are used in establishing management’s incentive compensation.

The table below summarizes the significant expense categories regularly provided to the CODM for the years ended December 31, 2024, and 2023 (rounded in millions):

	Year Ended
	December 31,
	2024	2023
Revenue	$-	$-
General and administrative	8.5	7.1
Research and development:
INL Project	1.7	0.8
Romania feasibility study	0.2	-
Centrus Energy FEED study	0.3	-
Allocated employee compensation and stock-based compensation	1.8	0.7
Other outside R&D expenses	0.6	0.4
Total research and development	4.6	1.9
Other segments item (1)	(1.3)	(1.1)
Net loss	$(11.8)	$(7.9)

(1) Other segment items include interest income and contributed services – research and development

Note 12. Subsequent Events

ATM Sales

Sales of common stock under the Company’s ATM from January 1, 2025 to February 28, 2025 amounted to 1.4 million shares, which resulted in total net proceeds of approximately $10.1 million.

INL Modification No. 3 to the CRADA PTS

On January 16, 2025, the Company and BEA entered into Modification No. 3 to the PTS under the CRADA, dated September 27, 2022, as amended on May 22, 2023 and May 30, 2023, by and between the Company and BEA. Pursuant to the terms of Modification No. 3, the potential amounts payable by the Company to reimburse BEA for its expenses and employee time associated with R&D activities were increased by approximately $1.6 million, bringing the total estimated cost for the work to be performed under the “umbrella” CRADA to $4.2 million. This modification also required that a $600,000 advance payment be made, which was due and paid on January 16, 2025.

After Modification No. 3 to the PTS under the CRADA and the anticipated Modification No. 4 to the PTS under the SPPA, total cash payments from the Company to BEA under both Agreements were estimated at approximately $6.5 million excluding project contingencies) on a cost reimbursable basis over the performance periods under the initial releases.

Increase in Authorized Common Shares

On February 26, 2025, the Company’s Board of Directors approved increasing the authorized common shares from 25,000,000 shares to 100,000,000 shares. This change will take effect upon receiving majority shareholder approval at the 2025 shareholder annual meeting.

Issuance of Series X Preferred Stock

On February 27, 2025, the Company entered into a Subscription and Investment Representation Agreement (the “Subscription Agreement”) with Jesse Funches, chairman of the Audit Committee and an independent member of the Board (the “Purchaser”), pursuant to which the Company agreed to issue and sell one (1) share of the Company’s Series X Preferred Stock, par value $0.001 per share (the “Series X Preferred Stock”), to the Purchaser for $100 in cash. The sale closed on February 27, 2025. The Company will redeem the Series X Preferred Stock for $100 in cash after the Company’s annual 2025 shareholder meeting (the “Annual Meeting”).

The Series X Preferred Stock does not have any voting rights except with respect to any proposal to increase the number of authorized shares of common stock of the Company. Each share of Series X Preferred Stock will be entitled to 25,000,000 votes on such proposal, voting together with the holders of our common stock. The votes by the holder of Series X Preferred Stock will be cast at the Annual Meeting automatically in the same “mirrored” proportion as the aggregate votes cast “for” and “against” the proposal by the holders of our common stock who vote on such proposal (excluding abstentions, broker non-votes and shares of common stock that are not voted “for” or “against” such proposal). The voting power attributable to the Series X Preferred Stock will be disregarded for purposes of determining whether a quorum is present at the Annual Meeting.

An amendment to the Lightbridge Corporation 2020 Omnibus Incentive Plan

On February 26, 2025, the Company’s Board of Directors approved an amendment to the Lightbridge Corporation 2020 Omnibus Incentive Plan to increase the number of shares of common stock available for issuance thereunder from 2,500,000 shares to 5,000,000 shares. This change will take effect upon receiving shareholder approval at the Company’s 2025 shareholder annual meeting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTBRIDGE CORPORATION

Date: March 3, 2025	By:	/s/ Seth Grae
Seth Grae
Chief Executive Officer,
President and Chairman

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

Signature	Title	Date

/s/ Seth Grae	Chief Executive Officer, President, and Chairman	March 3, 2025
Seth Grae	(Principal Executive Officer)

/s/ Larry Goldman	Chief Financial Officer, and Treasurer	March 3, 2025
Larry Goldman	(Principal Financial and Accounting Officer)

/s/ Sweta Chakraborty	Director	March 3, 2025
Sweta Chakraborty

/s/ Jesse Funches	Director	March 3, 2025
Jesse Funches

/s/ Sherri Goodman	Director	March 3, 2025
Sherri Goodman

/s/ Daniel Magraw	Director	March 3, 2025
Daniel B. Magraw

/s/ Mark Tobin	Director	March 3, 2025
Mark Tobin

