Form 10-Q
period 2025-03-31
LIGHTBRIDGE Corp
filed 2025-05-12
CIK 1084554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The number of shares outstanding of the issuer’s common stock, as of May 1, 2025 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	22,538,160

LIGHTBRIDGE CORPORATION

FORM 10-Q

MARCH 31, 2025

PART I-FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIGHTBRIDGE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$56,929,988	$39,990,827
Prepaid expenses and other current assets	546,267	324,378
Total Current Assets	57,476,255	40,315,205
Other Assets
Prepaid project costs and other long-term assets	702,562	528,805
Trademarks	108,865	108,865
Total Assets	$58,287,682	$40,952,875

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$966,209	$424,585
Total Current Liabilities	966,209	424,585

Commitments and contingencies - Note 5

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 authorized shares, 1 share and 0 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.001 par value, 25,000,000 authorized, 21,557,343 shares and 18,783,912 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	21,557	18,784
Additional paid-in capital	226,255,770	204,694,348
Accumulated deficit	(168,955,854)	(164,184,842)
Total Stockholders’ Equity	57,321,473	40,528,290
Total Liabilities and Stockholders’ Equity	$58,287,682	$40,952,875

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTBRIDGE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2025	2024
Revenue	$—	$—

Operating Expenses
General and administrative	3,480,010	2,157,745
Research and development	1,665,913	1,023,823
Total Operating Expenses	5,145,923	3,181,568

Operating Loss	(5,145,923)	(3,181,568)

Other Income
Interest income	374,911	361,984
Total Other Income	374,911	361,984

Net Loss Before Income Taxes	(4,771,012)	(2,819,584)
Income taxes	—	—
Net Loss	$(4,771,012)	$(2,819,584)

Net Loss Per Common Share
Basic and diluted	$(0.24)	$(0.21)

Weighted Average Number of Common Shares Outstanding	19,547,312	13,491,954

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTBRIDGE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance - January 1, 2024	13,698,274	$13,698	$181,295,125	$(152,397,776)	$28,911,047
Shares issued - registered offerings - net of offering costs of $155,686	427,300	428	1,221,554	—	1,221,982
Shares issued to consultant & directors for services	64,206	64	254,936	—	255,000
Stock-based compensation	—	—	456,904	—	456,904
Net loss for the three months ended March 31, 2024	—	—	—	(2,819,584)	(2,819,584)
Balance - March 31, 2024	14,189,780	$14,190	$183,228,519	$(155,217,360)	$28,025,349

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance - January 1, 2025	18,783,912	$18,784	$204,694,348	$(164,184,842)	$40,528,290
Restricted shares awards issued	57,940	58	(58)	—	—
Share settlement for withholding taxes paid upon vesting of restricted stock awards	(25,148)	(25)	(194,853)	—	(194,878)
Shares issued - registered offerings - net of offering costs of $657,914	2,605,619	2,605	20,210,590	—	20,213,195
Shares issued to consultant & directors for services	89,086	89	29,911	—	30,000
Shares issued through the exercise of options	45,934	46	220,651	—	220,697
Stock-based compensation	—	—	1,295,181	—	1,295,181
Net loss for the three months ended March 31, 2025	—	—	—	(4,771,012)	(4,771,012)
Balance - March 31, 2025	21,557,343	$21,557	$226,255,770	$(168,955,854)	$57,321,473

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTBRIDGE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2025	2024
Operating Activities
Net Loss	$(4,771,012)	$(2,819,584)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,355,181	456,904

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(266,889)	(194,796)
Prepaid project costs and other long-term assets	(173,757)	3,375
Accounts payable and accrued liabilities	556,624	676,095
Net Cash Used in Operating Activities	(3,299,853)	(1,878,006)

Net Cash Used in Investing Activities	—	—

Financing Activities
Net proceeds from the issuances of common stock	20,213,195	1,221,982
Net proceeds from the exercise of stock options	220,697	—
Payments for taxes related to net share settlement of equity awards	(194,878)	—
Net Cash Provided by Financing Activities	20,239,014	1,221,982

Net Increase (Decrease) in Cash and Cash Equivalents	16,939,161	(656,024)
Cash and Cash Equivalents, Beginning of Period	39,990,827	28,598,445
Cash and Cash Equivalents, End of Period	$56,929,988	$27,942,421

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest paid	$—	$—
Income taxes paid	$—	$—
Non-Cash Financing Activities:
Payment of accrued liabilities with common stock	$15,000	$15,000

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

The Company was formed on October 6, 2006, when Thorium Power, Ltd., which was incorporated in the state of Nevada on February 2, 1999, merged with Thorium Power, Inc. (TPI), which was incorporated in the state of Delaware on January 8, 1992. On September 29, 2009, the Company changed its name from Thorium Power, Ltd. to Lightbridge Corporation and began its focus on developing and commercializing metallic nuclear fuels. The Company is a nuclear fuel technology company developing its nuclear fuel. The Company views its operations and manages its business as one business segment, which is the development and commercialization of its nuclear fuel. These unaudited condensed consolidated financial statements include the accounts of the Company, and the Company’s wholly-owned subsidiaries, TPI, a Delaware corporation, and Lightbridge International Holding LLC, a Delaware limited liability company. These wholly-owned subsidiaries are inactive, and all significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of Lightbridge Corporation and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (GAAP), including a summary of the Company’s significant accounting policies, have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and footnotes necessary for comprehensive condensed consolidated financial statements and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2024, included in the Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 3, 2025.

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

The Company’s financial instruments consisted principally of cash and cash equivalents, accounts payable and accrued liabilities. The carrying amounts of cash, accounts payable and accrued liabilities are considered to be Level 1 measurements, because of the short-term nature of those instruments. Cash equivalents are primarily composed of US Treasury instruments having maturity dates of 30 to 90 days. The Company purchased $37 million of US Treasury instruments for the three months ended March 31, 2025.

The following table summarized the valuation of the Company’s financial instruments that fell within the fair value hierarchy (in millions) at March 31, 2025:

	Level I	Level II	Level III
Cash and cash equivalents	$19.9	$37.0	$—
Accounts payable and accrued liabilities	$1.0	$—	$—

The following table summarized the valuation of the Company’s financial instruments that fell within the fair value hierarchy (in millions) at December 31, 2024:

	Level I	Level II	Level III
Cash and cash equivalents	$40.0	$—	$—
Accounts payable and accrued liabilities	$0.4	$—	$—

Certain Risks and Uncertainties

The Company will need additional funding and/or in-kind support via a combination of strategic alliances, government grants, commercial loans, further offerings of equity securities, or an offering of debt securities in order to support its future research and development (R&D) activities required to further enhance and complete the development and commercialization of its fuel products.

There can be no assurance that the Company will be able to successfully continue to conduct its operations if there is a lack of financial resources available in the future to continue its fuel development activities, and a failure to do so would have a material adverse effect on the Company’s future R&D activities, financial position, results of operations, and cash flows. Also, the success of the Company’s operations will be subject to other numerous contingencies, some of which are beyond management’s control. These contingencies include general and regional economic conditions, contingent liabilities, potential competition with other nuclear fuel developers, including those entities developing accident tolerant fuels (ATFs), changes in government regulations, risks related to the R&D of the Lightbridge Fuel™, regulatory approval of the Company’s fuel, support for nuclear power, changes in accounting and taxation standards, inability to achieve overall short-term and long-term R&D milestones toward commercialization, future impairment charges to the Company’s assets, and global or regional catastrophic events. The Company may also be subject to various additional political, economic, and other uncertainties.

The Company is engaged in significant research and development (R&D) activities to advance its nuclear fuel technology at Idaho National Laboratory (INL). For the three months ended March 31, 2025, R&D expenses associated with activities conducted at the INL accounted for approximately 47% of the Company’s total R&D expenditure. The Company currently relies on INL for developing, testing and evaluating its nuclear fuel. Any disruption in access to INL’s resources, including changes in government policies, facility downtime, regulatory constraints, or unforeseen operational challenges could have a material adverse effect on the Company’s current ability to advance its R&D activities.

Recent Accounting Pronouncements

ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, was issued by the FASB in December 2023. This guidance enhances income tax disclosure requirements by mandating the disclosure of (1) specific categories in the rate reconciliation, (2) income or loss from continuing operations before income taxes, disaggregated between domestic and foreign, and (3) income tax expense or benefit from continuing operations, disaggregated by federal, state, and foreign. The ASU also requires disclosure of income tax payments to federal, state, local, and foreign jurisdictions, among other changes. The standard is effective for annual periods beginning after December 15, 2024, and will be adopted by the Company as permitted. The Company will apply the guidance on a prospective basis and the adoption is not expected to have a material impact on its condensed consolidated financial statements or related disclosures.

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

The Company has evaluated other recently issued, but not yet effective, accounting standards that have been issued or proposed by the FASB or other standards-setting bodies through the filing date of these unaudited condensed consolidated financial statements and does not believe the future adoption of any such standards will have a material impact on the consolidated financial statements and related disclosures.

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

The outstanding securities noted below have been excluded from the computation of diluted weighted shares outstanding for the three months ended March 31, 2025 and 2024, as they would have been anti-dilutive due to the Company’s losses at March 31, 2025 and 2024 and also because the exercise price of certain of these outstanding securities was greater than the average closing price of the Company’s common stock.

	Three Months Ended March 31,
	2025	2024
Stock options outstanding	429,454	555,582
Restricted stock awards outstanding	743,702	557,688
Total	1,173,156	1,113,270

Note 3. Prepaid Project Costs and Other Long-term Assets

In 2022, the Company entered into two agreements with Idaho National Laboratory (INL), in collaboration with the Department of Energy (DOE), to support the development of Lightbridge Fuel™. At the time of signing, the Company made advance payments for future project work totaling $0.4 million to Battelle Energy Alliance, LLC (BEA), the DOE’s operating contractor for INL. In May 2023, the Company and INL modified the agreements to extend the contract term to May 2029, aligning it with the duration of the irradiation testing, and increasing the advance payments by $0.1 million to $0.5 million. During the quarter ended March 31, 2025, the Company made additional advance payments of $0.6 million which subsequently offset $0.4 million in project costs. As of March 31, 2025, and December 31, 2024, the Company’s prepaid project costs were $0.7 million and $0.5 million, respectively.

Note 4. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following (rounded in millions):

	March 31,	December 31,
	2025	2024
Trade payables	$0.3	$0.2
Accrued research and development expenses	0.1	0.1
Accrued bonus	0.3	—
Accrued payroll taxes and professional fees	0.3	0.1
Total	$1.0	$0.4

Note 5. Commitments and Contingencies

Operating Leases

The Company leased office space for a 12-month term from January 1, 2025 through December 31, 2025 with a monthly payment of approximately $8,000. The future minimum lease payments required under the non-cancellable operating leases for 2025 total approximately $0.1 million. Total rent expense for the three months ended March 31, 2025 and 2024 was approximately $25,000 and $24,000, respectively.

Note 6. Research and Development Costs

INL Project

In 2022, Lightbridge entered into agreements with BEA, to support the development of Lightbridge Fuel™. These framework agreements use an innovative structure that consists of an “umbrella” Strategic Partnership Project Agreement (SPPA) and an “umbrella” Cooperative Research and Development Agreement (CRADA), with an initial duration of seven years. Throughout the duration of these umbrella agreements, all R&D work contracted with BEA is through the issuance of Project Task Statements (PTS). The initial phase of work under the two agreements is expected to culminate in future irradiation testing in the INL Advanced Test Reactor of fuel samples using enriched uranium supplied by the DOE. The initial phase of work aims to generate irradiation performance data for Lightbridge’s delta-phase uranium-zirconium alloy relating to various thermophysical properties. Data gathered during future post-irradiation examination work are expected to support fuel performance modeling and regulatory licensing efforts for the commercial deployment of Lightbridge Fuel™. For the three months ended March 31, 2025 and 2024, the Company recorded $0.8 million and $0.4 million in R&D expenses associated with INL, respectively.

INL Modifications to the CRADA and SPPA Project Task Statements

On January 16, 2025, the Company and BEA entered into Modification No. 3 to the PTS No. 1 under the CRADA, dated September 27, 2022, as amended on May 22, 2023 and May 30, 2023, by and between the Company and BEA. Pursuant to the terms of Modification No. 3, the potential amounts payable by the Company to reimburse BEA for its expenses and employee time associated with R&D activities were increased by approximately $1.6 million, bringing the total estimated cost for the work to be performed under the “umbrella” CRADA to $4.2 million. This modification also required that a $600,000 advance payment be made, which was due and paid on January 16, 2025.

On March 18, 2025, the Company and BEA entered into Modification No. 4 to the PTS No. 1 under the SPPA, dated December 9, 2022, as amended on May 23, 2023, March 26, 2024 and October 24, 2024, by and between the Company and BEA. Pursuant to the terms of Modification No. 4, the potential amounts payable by the Company to reimburse BEA for its expenses and employee time were increased by approximately $0.6 million, bringing the total estimated cost for the work to be performed under the “umbrella” SPPA to $2.6 million.

After accounting for Modification No. 4, cash payments from Lightbridge to BEA under both CRADA and SPPA are estimated at approximately $6.8 million on a cost reimbursable basis over the performance periods. These obligations are generally cancellable with 30 days’ notice and, therefore, are not considered firm commitments.

Romania Feasibility Study

On October 16, 2023, the Company engaged RATEN ICN in Romania to perform an engineering study to assess the compatibility and suitability of Lightbridge Fuel™ for use in Canada Deuterium Uranium (CANDU) reactors. The total price of approximately $0.2 million was payable in three installments, including an advance payment of $0.1 million and an interim milestone payment and final payment totaling approximately $0.1 million. The Company made its final payment in December 2024 when the study was completed. The Company has no further obligations under the agreement. For the three months ended March 31, 2025 and 2024, the Company recorded $0 million and $0.1 million, respectively in R&D expenses associated with RATEN ICN feasibility study.

FEED Study with Centrus Energy for a Lightbridge Pilot Fuel Fabrication Facility

On December 5, 2023, the Company entered into an agreement with Centrus Energy to conduct a front-end engineering and design (FEED) study to evaluate deployment of a Lightbridge Pilot Fuel Fabrication Facility (LPFFF) at the American Centrifuge Plant in Piketon, Ohio. The Company made its final payment in December 2024 for the study was completed in 2024 and has no further obligations under the agreement. For the three months ended March 31, 2025 and 2024, the Company recorded $0 million and $0.2 million, respectively, in R&D expenses associated with this FEED study.

Note 7. Stockholders’ Equity and Stock-Based Compensation

At March 31, 2025, the Company had 21,557,343 common shares outstanding (including outstanding restricted stock awards (RSAs) totaling 743,702 shares). Also outstanding were stock options relating to 429,454 shares of common stock (of which 409,789 stock options were vested), all totaling 21,986,797 shares of common stock and all common stock equivalents, outstanding as of March 31, 2025.

At December 31, 2024, the Company had 18,783,912 common shares outstanding (including outstanding RSAs totaling 781,864 shares). Also outstanding were stock options relating to 464,940 shares of common stock (of which 445,275 stock options were vested), all totaling 19,248,852 shares of common stock and all common stock equivalents, outstanding as of December 31, 2024.

Issuance of Series X Preferred Stock

On February 27, 2025, the Company entered into a Subscription and Investment Representation Agreement with the chair of the Audit Committee and an independent member of the Board (the “Purchaser”), pursuant to which the Company agreed to issue and sell one (1) share of the Company’s Series X Preferred Stock, par value $0.001 per share (the “Series X Preferred Stock”), to the Purchaser for $100 in cash. The sale closed on February 27, 2025 and the $100 was fully paid-up and recorded under current liabilities. The Company will redeem the Series X Preferred Stock for $100 cash after the Company’s annual 2025 shareholder meeting (the “Annual Meeting”).

The Series X Preferred Stock does not have any voting rights except with respect to any proposal to increase the number of authorized shares of common stock of the Company. Each share of Series X Preferred Stock will be entitled to 25,000,000 votes on such proposal, voting together with the holders of the Company’s common stock. The votes by the holder of Series X Preferred Stock will be cast at the Annual Meeting automatically in the same “mirrored” proportion as the aggregate votes cast “for” and “against” the proposal by the holders of the common stock who vote on such proposal (excluding abstentions, broker non-votes and shares of common stock that are not voted “for” or “against” such proposal). The voting power attributable to the Series X Preferred Stock will be disregarded for purposes of determining whether a quorum is present at the Annual Meeting.

Pursuant to the terms of issuance, the Series X Preferred Stock will be redeemed at its original issuance price of $100 upon the earlier of (i) the order of the Board of Directors in its sole discretion, automatically and effective at such date and time as determined and specified by the Board of Directors in its sole discretion and (ii) automatically and effective immediately after the publishing or other public announcement by the Company of the final results of any stockholder vote on a proposal to increase the authorized common stock.

Common Stock Equity Offerings

Increase in Authorized Common Shares

On February 26, 2025, the Company’s Board of Directors approved increasing the authorized common shares from 25,000,000 shares to 100,000,000 shares. This change will take effect upon receiving majority shareholder approval at the 2025 shareholder annual meeting on May 8, 2025 and filing the amendment to the Company’s Articles of Incorporation with the Nevada Secretary of State (note 9).

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

The Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (SEC) on March 29, 2024, registering the sale of up to $75.0 million of the Company’s securities that was declared effective on April 19, 2024. On May 10, 2024, the Company filed a prospectus supplement, which was further supplemented on July 19, 2024 and August 9, 2024 (collectively, the “First Prospectus Supplement”), pursuant to which the Company may offer and sell shares of common stock having an aggregate offering price of up to $12.6 million from time to time through the ATM. The Company exhausted all sales under the First Prospectus Supplement. On November 22, 2024, the Company filed a prospectus supplement pursuant to which the Company may offer and sell shares of common stock having an aggregate offering price of up to $45.0 million from time to time through the ATM.

The Company records its ATM sales on a settlement date basis. The Company sold 2,605,619 shares under the ATM for the three months ended March 31, 2025 resulting in net proceeds of $20.2 million (stock issuance costs were approximately $0.7 million). The Company records its ATM sales on a settlement date basis. The Company sold 427,300 shares under the ATM for the three months ended March 31, 2024 resulting in net proceeds of $1.2 million (stock issuance costs were approximately $0.2 million).

Stock-Based Compensation

 2020 Omnibus Incentive Plan

On March 9, 2020, the Board of Directors adopted the Company’s 2020 Omnibus Incentive Plan (as subsequently amended, the “2020 Plan”). On September 3, 2020, the shareholders approved the 2020 Plan to authorize grants of the following types of awards: (a) Options, (b) Stock Appreciation Rights, (c) Restricted Stock Awards and Restricted Stock Units, and (d) Other Stock-Based and Cash-Based Awards.

On February 27, 2024, the Board of Directors approved an increase of 700,000 shares to the authorized number of shares under the 2020 Plan, increasing the total authorized number of shares from 1,800,000 shares to 2,500,000 shares. This increase was approved by the stockholders at the shareholders’ annual meeting on April 19, 2024.

The total number of shares of common stock available for issuance under the 2020 Plan was 2,500,000 shares with 1,009,389 shares available for future issuance at March 31, 2025.

On February 26, 2025, the Company’s Board of Directors approved an increase of 2,500,000 shares to the authorized number of shares under the 2020 Plan, increasing the total authorized number of shares from 2,500,000 to 5,000,000. This change will take effect if approved by shareholders at the Company’s 2025 shareholder annual meeting on May 8, 2025 (note 9).

Stock Options

Stock options issued to the Company’s employees, directors and consultants are summarized as follows for the three months ended March 31, 2025 and 2024:

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2024	464,940	$16.24	3.07	$184,818
Granted	10,448	9.42		—
Exercised	(45,934)	4.80		310,093
Forfeited	—	—		—
Expired	—	—		—
Outstanding, March 31, 2025	429,454	$17.29	2.53	469,719
Vested and expected to vest, end of the period	429,454	$17.29	2.53	469,719
Options exercisable, end of the period	409,789	$17.97	2.22	$387,153

In the three months ended March 31, 2025 and 2024, the Company issued 10,448 and 58,309 stock options, respectively, to one consultant. The 10,448 stock options and the 58,309 stock options were assigned a fair value of $5.74 per share and $1.03 per share, respectively (total fair value of $60,000 for each grant). The weighted-average grant-date exercise price per share of the stock options granted for the three months ended March 31, 2025 and 2024, was $9.42 and $2.62, respectively.

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

The following assumptions were used in the Black-Scholes pricing model to determine the fair value of stock options granted for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024
Expected volatility	117.44%	75.36%
Risk free interest rate	3.95%	4.54%
Dividend yield rate	—	—
Expected life	2 years	2 years
Closing price per share - common stock	$9.42	$2.62

The intrinsic value is calculated as the difference between the fair value of the Company’s common stock and the exercise price of the stock options. The fair value of the Company’s common stock was $7.46 per share and $2.95 per share at March 31, 2025 and 2024, respectively. As of March 31, 2025, total unrecognized compensation cost related to option awards was $35,388, which is expected to be recognized over a remaining weighted-average vesting period of 1.9 years. As of March 31, 2024, total unrecognized compensation cost related to option awards was $35,384, which is expected to be recognized over a remaining weighted-average vesting period of 1.9 years.

Exercise of Options

For the three months ended March 31, 2025, the Company received approximately $0.2 million of net proceeds from the exercise of 45,934 stock options from employees and consultants.

Common Stock

Consultants’ Stock Issuances

For the three months ended March 31, 2025 and 2024, the Company issued 3,171 shares (with stock prices of $4.73 per share) and 3,750 shares (with stock prices of $4.00 per share) of common stock, respectively, to its investor relations firm for services provided during the period, recorded to general and administrative expenses. These shares vested immediately upon issuance. The expense recorded for these share issuances was $15,000 for each quarter. The shares were valued based on the closing market price of the Company’s common stock on the date of grant.

On August 19, 2024, the Board of Directors approved an equity grant valued at $180,000 to a consulting and investment research firm, for corporate advisory services to be provided over a twelve-month period, and preparation and dissemination of a report regarding the Company, which resulted in issuing the consultant 71,713 shares of common stock on the grant date, valued at $2.51 per share. These shares vested immediately upon issuance and are not forfeitable. The compensation cost of $180,000 began to be recognized on a straight-line basis over the requisite service period. Approximately $45,000 and $0 were recorded as consulting expenses for the three months ended March 31, 2025, and 2024, respectively.

As of March 31, 2025, the unrecognized compensation cost of approximately $69,000 was recorded under prepaid expenses and other current assets on the accompanying condensed consolidated balance sheet, which is expected to be recognized over a remaining service period of 0.4 years.

Director Compensation - Equity-Settled Awards

On December 4, 2024, the Board of Directors approved an equity grant valued at $500,000 in total to its five directors for the service period and year ended December 31, 2024, which resulted in granting a total of 85,915 shares of common stock, valued on the grant date at $5.82 per share on December 4, 2024, which shares vested on January 2, 2025.

On November 20, 2023, the Board of Directors approved an equity grant valued at $240,000 in total to its six directors for the service period and year ended December 31, 2023, which resulted in granting a total of 60,456 shares of common stock, valued on the grant date at $3.97 per share on November 20, 2023, which shares vested on January 2, 2024.

As a result, the fair value of the stock awards was measured on the grant date and recorded as an increase to stock-based compensation expense and additional paid-in capital in 2025 and 2024. The fair value of the shares granted was determined based on the closing market price of the Company’s common stock on the grant date.

Restricted Stock Awards

The following summarizes the Company’s restricted stock award activity and the RSA outstanding:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Outstanding, December 31, 2024	781,864	$5.19	$3,698,217
Awards granted	57,940	8.63	500,022
Awards vested	(96,102)	5.67	737,535
Awards forfeited	—	—	—
Outstanding, March 31, 2025	743,702	$5.40	$5,548,017

On March 12, 2025, the Board of Directors approved a grant of restricted stock awards (RSAs) totaling $0.5 million to its five directors for the service year ending December 31, 2025. This grant comprised 57,940 RSAs, valued at $8.63 per share on the grant date, with vesting scheduled in four quarterly installments. The first installment, consisting of 14,485 RSAs, vested on March 31, 2025. This resulted in the recognition of $0.1 million in stock-based compensation expense for the quarter ended March 31, 2025.

The aggregate fair value was calculated as the fair value of the Company’s common stock. The fair value of the Company’s common stock was $7.46 and $2.95 per share at March 31, 2025 and 2024, respectively. The fair value of the RSAs vested for the three months ended March 31, 2025 and 2024 was $0.7 million and $0 million, respectively.

As of March 31, 2025, all the outstanding shares of RSAs are unvested. As of March 31, 2025, total unrecognized compensation cost related to RSAs was $3.5 million, which is expected to be recognized over a remaining weighted-average vesting period of 2.14 years.

Restricted Stock Awards Modification and Net Share Settlements for Payments of Withholding Taxes

On March 24, 2025, the Company entered into a separation agreement with a former employee. As part of the agreement, the Board of Directors approved the accelerated vesting of 70,710 RSAs, which would have otherwise been forfeited upon termination. In accordance with ASC 718, this was treated as a modification, leading to the recognition of $0.5 million in stock-based compensation expense for the quarter ended March 31, 2025. This expense included $0.2 million of previously unrecognized compensation cost and $0.3 million of incremental fair value from the modification of the RSAs awarded.

To satisfy approximately $0.2 million in payroll withholding taxes associated with the accelerated RSAs vesting, the Company withheld 21,285 shares, resulting in the issuance of 49,425 net shares to the former employee. These withheld shares were returned to the 2020 Plan share reserve for potential future issuance.

On March 14, 2025, 10,907 RSAs vested to the former employee based on his service to the Company. To satisfy approximately $36,000 in payroll withholding taxes, the Company withheld 3,863 shares, resulting in the issuance of 7,044 net shares to the former employee. These withheld shares were returned to the 2020 Plan share reserve for potential future issuance.

RSA Summary - 2025 and 2024

As of March 31, 2025 and December 31, 2024, there were 743,702 shares and 781,864 shares of RSAs included in the total issued and outstanding common stock, respectively. Compensation expense for RSAs issued to employees and consultants are generally recognized straight line over the three-year vesting period. A total of $1.3 million (including the $0.5 million accelerated RSAs vesting for the former employee) and $0.4 million of stock-based compensation expense was recorded for the three months ended March 31, 2025 and 2024, respectively, for the RSAs.

Stock-Based Compensation Expense

Total non-cash stock-based compensation expense recorded related to options granted and restricted stock awards included in the Company’s unaudited condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024 are as follows (rounded in millions):

	Three Months Ended
	March 31,
	2025	2024
Research and development expenses	$0.2	$0.1
General and administrative expenses	1.1	0.4
Total stock-based compensation expense	$1.3	$0.5

Note 8. Segment Reporting

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

The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for the segment based on net loss as reported on the condensed consolidated statement of operations. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future as it advances its nuclear fuel through all the stages of its development and commercialization. In addition, the measure of segment assets is reported on the condensed consolidated balance sheet as total assets.

The CODM uses segment net loss to allocate resources predominantly in the annual budget and forecasting process and uses that measure as a basis for evaluating progress toward R&D milestones. The CODM uses cash forecast models in deciding how to invest into the segment. Research and development expenses, general and administrative expenses are included in segment net loss and used to monitor budget versus actual results. Monitoring budgeted versus actual results is used in assessing performance of the segment, while research and development milestones scorecard results and scorecard general and administrative budgeted results are used in establishing management’s incentive compensation.

The table below summarizes the significant expense categories regularly provided to the CODM for the three months ended March 31, 2025 and 2024 (rounded in millions):

	Three Months Ended
	March 31,
	2025	2024
Revenue	$—	$—
General and administrative	3.5	2.2
Research and development:
INL Project	0.8	0.4
Romania feasibility study	—	0.1
Centrus Energy FEED study	—	0.2
Allocated employee compensation and stock-based compensation	0.8	0.2
Other outside R&D expenses	0.1	0.1
Total research and development	1.7	1.0
Other segments items(1)	(0.4)	(0.4)
Net loss	$(4.8)	$(2.8)

(1) Other segment items include interest income.

Note 9. Subsequent Events

ATM Sales

Sales of common stock under the Company’s ATM from April 1, 2025 to May 12, 2025 amounted to 677,300 shares, which resulted in total net proceeds of approximately $5.0 million.

Issuance of Performance-Based RSAs

On April 3, 2025, the Company’s Compensation Committee and Board approved the grant of performance-based RSAs to certain executives, key employees and certain consultants under the 2020 Plan. The awards are subject to both service and performance-based vesting conditions, including achievement of one specific R&D fuel milestone, the insertion of the Company’s coupon fuel samples into the ATR reactor at INL for irradiation testing by December 31, 2026. The service requirement for vesting is a three-year period from the grant date.

The Company will recognize stock-based compensation expense for these awards beginning on the grant date, with the amount and timing of expense recognition dependent on the probability of achieving the above performance condition. These 300,000 performance-based restricted stock awards were valued at $2.1 million, based on the April 7, 2025 closing stock price of $6.99 per share

2025 Annual Shareholder Meeting Voting Results

At the Company’s Annual Meeting of Shareholders held on May 8, 2025, shareholders approved the following proposals:

1.	Amendment to the Articles of Incorporation to increase the number of authorized shares of common stock from 25,000,000 shares to 100,000,000 shares.

2.	Amendment to the 2020 Plan to increase the number of shares authorized for issuance under the plan from 2,500,000 shares to 5,000,000 shares.

The approved proposal to the Amendment to the Articles of Incorporation became effective upon the filing of the Amended and Restated Certificate of Incorporation with the Secretary of State of Nevada.The Series X Preferred Stock (note 7) was redeemed and the Certificate of Withdrawal was filed with the Secretary of State of Nevada.

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

You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, as well as assumptions that if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties, among others, include:

•	our ability to commercialize our nuclear fuel technology, including risks related to the design and testing of nuclear fuel incorporating our technology and the degree of market adoption of the Company’s product and service offerings;

•	dependence on strategic partners;

•	any adverse changes to our agreements or relationship with the U.S. government and its national laboratories;

•	our ability to fund our future operations, including general corporate overhead and outside research and development (R&D) expenses, and continue as a going concern;

•	the future market and demand for our fuel for nuclear reactors and our ability to attract customers;

•	our ability to manage the business effectively in a rapidly evolving market;

•	our ability to employ and retain qualified employees and consultants that have experience in the nuclear industry;

•	competition and competitive factors in the markets in which we compete, including from accident tolerant fuels (ATFs);

•	access to and availability of nuclear test reactors and the risks associated with unexpected changes in our nuclear fuel development timeline;

•	access to and availability of adequate resources and manufacturing capabilities at national laboratories that affect our nuclear fuel development timeline and project costs;

•	the increased costs associated with metallization of our nuclear fuel;

•	uncertainties related to conducting business in foreign countries;

•	public perception of nuclear energy generally;

•	changes in laws, rules, and regulations governing our business;

•	changes in the political environment;

•	development and utilization of, and challenges to, our intellectual property domestically and abroad;

•	the trading price of our securities is likely to be volatile, and purchasers of our securities could incur substantial losses; and

•	the other risks and uncertainties identified in Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is intended to help the reader understand Lightbridge Corporation, our operations, and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the accompanying notes thereto contained in Part I, Item 1 of this report, as well as those included in our Annual Report on Form 10-K for the year ended December 31, 2024.

This MD&A consists of the following sections:

•	Overview of Our Business and Recent Developments of Lightbridge Fuel™ - a general overview of our business and updates;

•	Critical Accounting Estimates;

•	Operations Review - an analysis of our condensed consolidated results of operations for the periods presented in our condensed consolidated financial statements; and

•	Liquidity, Capital Resources, and Financial Position - an analysis of our cash flows and an overview of our financial position.

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

OVERVIEW OF OUR BUSINESS AND DEVELOPMENT OF LIGHTBRIDGE FUELTM

When used in this Quarterly Report on Form 10-Q, the terms “Lightbridge,” the “Company,” “we,” “our,” and “us” refer to Lightbridge Corporation together with its wholly-owned subsidiaries Lightbridge International Holding LLC and Thorium Power Inc. Lightbridge’s principal executive offices are located at 11710 Plaza America Drive, Suite 2000, Reston, Virginia, 20190, USA.

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

Recent Developments of Lightbridge Fuel™

Memorandum of Understanding with Oklo, Inc.

In January 2025, we signed a memorandum of understanding (MOU) with Oklo, Inc. Oklo is developing advanced micro-reactors to provide clean, reliable, and affordable energy at scale. The scope of the MOU includes the following areas: (1) to conduct a preliminary evaluation of feasibility of co-locating a Lightbridge Commercial-scale Fuel Fabrication Facility at Oklo’s proposed commercial fuel fabrication facility, (2) to explore opportunities for collaboration on reprocessing and recycling of spent uranium zirconium fuel, and (3) to explore any other areas of collaboration that may be of mutual interest. We believe there may be some potential synergies in co-locating our commercial scale fuel fabrication facility at Oklo’s proposed site. We also believe recycling and reprocessing spent uranium-zirconium fuel represents another area of potential synergies.

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

On March 26, 2024 and October 24, 2024, the Company and BEA entered into Modifications No. 2 and No. 3 respectively, to PTS No. 1 under the SPPA, dated December 9, 2022, as amended on May 23, 2023, by and between the Company and BEA. Pursuant to the terms of Modifications No. 2 and No. 3, the potential amounts payable by the Company to reimburse BEA for its expenses and employee time were increased by approximately $0.6 million and $0.3 million, respectively, bringing the total estimated cost for the work to be performed under the “umbrella” SPPA to approximately $2.0 million.

On March 18, 2025, the Company and BEA entered into Modification No. 4 to the PTS No. 1 under the SPPA, dated December 9, 2022, as amended on May 23, 2023, March 26, 2024 and October 24, 2024, by and between the Company and BEA. Pursuant to the terms of Modification No. 4, the potential amounts payable by the Company to reimburse BEA for its expenses and employee time were increased by approximately $0.6 million, bringing the total estimated cost for the work to be performed under the “umbrella” SPPA to $2.6 million.

On January 16, 2025 the Company and BEA entered into Modification No. 3 to PTS No. 1 under the CRADA, dated September 27, 2022, as amended on May 22, 2023, May 30, 2023, by and between the Company and BEA. Pursuant to the terms of Modification No. 3, the potential amounts payable by the Company to reimburse BEA for its expenses and employee time were increased from $2.6 million by approximately $1.6 million, bringing the total estimated cost for the work to be performed under the “umbrella” CRADA to $4.2 million. This modification also required that a $0.6 million advance payment be made, which was paid on January 16, 2025.

After accounting for all modifications, cash payments from Lightbridge to Battelle under both CRADA and SPPA are estimated at approximately $6.8 million on a cost reimbursable basis over the performance periods.

The Company anticipates entering into additional modifications to the Project Task Statements (PTS) under the SPPA and/or CRADA with INL to expand the scope of work, including performing additional extrusions, updating the experiment design for irradiation testing of coupon samples in the ATR, and other potential activities. The successful execution of this project is subject to risks, including potential delays, cost overruns, regulatory challenges, and changes in funding availability, and if the project scope does increase, then the project will be successfully executed or completed. Regardless of whether further project modifications occur, INL has indicated to the Company that due to resource and manufacturing equipment constraints, INL may not be able to meet the Company’s preferred project timeline, and that the total project cost will exceed the current budget.

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

The results of this Feasibility Study indicated that Lightbridge Fuel™ can double the discharged burnup in a CANDU reactor at U-235 enrichment levels of less than 3% compared to conventional uranium dioxide fuel. Based on these favorable initial results, we plan to continue further evaluation of Lightbridge Fuel™ in CANDU reactors.

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

•

NRC Engagement Plan: Prepare and submit the Nuclear Regulatory Commission (NRC) Engagement Plan that outlines how and when Lightbridge will engage the NRC regarding submission of relevant information and supporting documentation for license applications.

•

Fabrication: Continue manufacturing efforts relating to establishing a manufacturing process for the co-extrusion of cladded rodlets for loop irradiation testing and other fuel testing. In addition, we plan to complete site selection and begin deployment of a Lightbridge Pilot Fuel Fabrication Facility (LPFFF) with capacity to produce fuel samples, fuel coupons, fuel rodlets, and full-length fuel rods for lead test rods and lead test assemblies for demonstration of our fuel in commercial reactors.

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

The above future steps describe our current proposed approach to deploying Lightbridge Fuel™ in CANDU and/or U.S. pressurized water reactors (PWRs).

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make a variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. For a discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our financial statements, please see “Critical Accounting Estimates” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 3, 2025. There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2025.

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

OPERATIONS REVIEW

Financial information is included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Condensed Consolidated Results of Operations - Three Months Ended March 31, 2025 and 2024

The following table presents our historical operating results and the change in amounts for the periods indicated (rounded to millions):

	Three Months Ended		Increase	Increase
	March 31,		(Decrease)	(Decrease)
	2025	2024	Change $	Change %
Operating Expenses
General and administrative	$3.5	$2.2	$1.3	59%
Research and development	$1.7	$1.0	$0.7	70%
Total Operating Expenses	$5.2	$3.2	$2.0	63%

Operating Loss	$(5.2)	$(3.2)	$2.0	63%
Other Income	$0.4	$0.4	$—	—%
Net loss before Income Taxes	$(4.8)	$(2.8)	$2.0	71%

Net Loss	$(4.8)	$(2.8)	$2.0	71%

Operating Expenses

General and Administrative

General and administrative expenses consist mostly of compensation and related costs for personnel and facilities, stock-based compensation, finance, human resources, information technology, fees for consulting and other professional services. Professional services are principally comprised of legal, audit, strategic advisory services, and outsourcing services.

General and administrative expenses increased by $1.3 million for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The increase primarily consisted of an increase in employee compensation and employee benefits of $0.2 million, an increase in consulting fees of $0.1 million, an increase in professional fees of $0.4 million, and an increase in stock-based compensation of $0.7 million primarily due to the accelerated vesting of RSAs issued to a former employee of $0.5 million, partially offset by a decrease in information technology and recruitment expenses of $0.1 million.

Total stock-based compensation included in general and administrative expenses was $1.1 million and $0.4 million for three months ended March 31, 2025 and March 31, 2024, respectively.

Research and Development

R&D expenses consist primarily of costs associated with our CRADA and SPPA agreements with INL, employee compensation and related fringe benefits including stock-based compensation and other R&D costs for the development of our Lightbridge Fuel™.

The following table presents our total R&D expenses, including internal costs and other outside R&D costs, for the three months ended March 31, 2025 and 2024 (rounded to millions):

	Three Months Ended
	March 31,
	2025	2024
INL Project	$0.8	$0.4
Romania Feasibility Study	—	0.1
Centrus Energy FEED Study	—	0.2
Allocated employee compensation and stock-based compensation expenses	0.8	0.2
Other outside R&D expenses	0.1	0.1
Total	$1.7	$1.0

R&D expenses increased by $0.7 million for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, due to the increase in R&D activities related to the development of Lightbridge Fuel™. This increase primarily consisted of an increase in INL project labor costs of $0.4 million, and an increase in allocated employee compensation and employee benefits and stock-based compensation expenses of $0.6 million, partially offset by a decrease in R&D expenses of $0.3 million due to two completed R&D studies in 2024.

Total stock-based compensation included in research and development expenses was $0.2 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively.

We currently anticipate investing approximately $17.0 million in the R&D of our nuclear fuel for the full year 2025. This future budgeted R&D spending for the next 12 months is uncertain and actual spending may differ.

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

Other Income

The Company’s other income, consisting of interest income earned from the purchase of treasury bills and from our bank savings account for the three months ended March 31, 2025, was relatively constant, as compared to the three months ended March 31, 2024.

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

At March 31, 2025, we had cash and cash equivalents of $56.9 million, as compared to $40.0 million at December 31, 2024, an increase of $16.9 million. We raised net proceeds of $20.2 million from the sale of approximately 2.6 million shares of common stock for the three months ended March 31, 2025. Our net cash used in operating activities for the three months ended March 31, 2025, was $3.3 million and our cash flow projections indicate that we will have continued negative cash flows for the foreseeable future. We currently do not anticipate any incoming cash flows, other than the sale of common stock through our at-the-market (ATM) offering. We are not profitable, and we cannot provide any assurance that we will become profitable in the future. We will continue to incur losses because we are in the early R&D development stage of our nuclear fuel.

To complete the development and commercial deployment of Lightbridge Fuel™ we currently estimate a total R&D, including capital expenditures investment in the range of $200 million to $300 million or approximately $20.0 million per year over the next 10-15 years. We plan to raise this capital through a combination of strategic and financial investors, as well as potentially receiving grants from the DOE and/or other government sources.

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

We have approximately $61 million of working capital as of the date of this filing and this amount exceeds our anticipated cash requirements for the next 12 months. We currently project a negative cash flow from our operations from both our general and administrative and R&D expenses, resulting in total expected expenditures of approximately $25.0 million for the full year 2025. Our R&D expenses are expected to increase over the next 12 months as we continue advancing our nuclear fuel development program. There are inherent uncertainties in forecasting the R&D and other expenditures that will be required in the future. We may also be unsuccessful in raising the capital necessary in the future to continue the R&D development of our fuel. Once other anticipated agreements are finalized or other future R&D agreements are entered into and the future R&D expenses are known, we expect to incur a significantly higher level of future required R&D expenses to further develop our fuel, resulting in higher negative monthly cash flows from operations in future periods.

Our current source of cash available to us for the next 12 months, in addition to cash and cash equivalents on hand, is the potential funding from equity issuances pursuant to the at-the-market equity offering sales agreement, as amended, with Stifel, Nicolaus & Company, Incorporated. We filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (SEC) on March 29, 2024, registering the sale of up to $75.0 million of the Company’s securities that was declared effective on April 19, 2024. On May 10, 2024, we filed a prospectus supplement, which was further supplemented on July 19, 2024 and August 9, 2024 (collectively, the “First Prospectus Supplement”) pursuant to which we may offer and sell shares of common stock having an aggregate offering price of up to $12.6 million from time to time, through the ATM. The Company exhausted all sales under the First Prospectus Supplement. On November 22, 2024, we filed a prospectus supplement pursuant to which we may offer and sell shares of common stock having an aggregate offering price of up to $45.0 million from time to time through the ATM.

Although we expect this ATM offering to continue to be our primary source of working capital for the Company in 2025, there is no assurance that an ATM financing arrangement will be available to us in the future. See Note 7. Stockholders’ Equity and Stock-Based Compensation of the Notes to our Unaudited Condensed Consolidated Financial Statements included in Part I. Item 1. Financial Statements, of this Quarterly Report on Form 10-Q for information regarding our prior equity financings.

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

Currently, our primary source of liquidity is cash raised from our ATM offering.

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

Cash Flow

The following table provides detailed information about our net cash flows for the three months ended March 31, 2025 and 2024 (rounded in millions):

	Three Months Ended
	March 31,
	2025	2024

Net Cash Used in Operating Activities	$(3.3)	$(1.9)
Net Cash Used in Investing Activities	—	—
Net Cash Provided by Financing Activities	20.2	1.2
Net Cash Inflow (Outflow)	$16.9	$(0.7)

Operating Activities

Cash used in operating activities increased by $1.4 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. This increase was primarily due to increased spending on R&D and general and administrative expenses.

Financing Activities

Cash provided by financing activities increased by $19.0 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. This increase was primarily due to an increase in the net proceeds received from the issuance of common stock under our ATM offering of $19.0 million and net proceeds from the exercise of stock options of 0.2 million, partially offset by an increase in net share settlement of equity awards for the payment of withholding taxes of $0.2 million.

Cash provided by our ATM offering was $20.2 million (sale of approximately 2.6 million common shares) and $1.2 million (sale of approximately 0.4 million common shares) for the three months ended March 31, 2025 and 2024, respectively.

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

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

Trading Arrangements

The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended March 31, 2025, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a “Rule 10b5-1 Plan”) and was adopted during an open trading window, with no sales commencing under the plan until completion of the required cooling off period under Rule 10b5-1, were as follows:

Name	Title	Action	Date Adopted	Expiration Date	Aggregate # of Securities to be Purchased/Sold
Jesse Funches(1)	Director	Adoption	1/9/2025	4/9/2026	6,250
Mark Tobin(2)	Director	Adoption	1/13/2025	6/1/2026	6,000
Sherri Goodman(3)	Director	Adoption	1/24/2025	4/24/2026	7,000
Larry Goldman(4)	Chief Financial Officer	Adoption	3/7/2025	6/8/2026	Indeterminable(4)

(1)

Jesse Funches, Director, entered into a pre-arranged stock trading plan pursuant to Rule 10b5-1 on January 9, 2025. Mr. Funches’s plan provides for the sale, subject to certain price limits, of up to 6,250 shares of the Company’s common stock in the aggregate. The plan terminates on April 9, 2026, unless terminated sooner in accordance with its terms.

(2)

Mark Tobin, Director, entered into a pre-arranged stock trading plan pursuant to Rule 10b5-1 on January 13, 2025. Mr. Tobin’s plan provides for the sale at market price, of up to 6,000 shares of the Company’s common stock in the aggregate. The plan terminates on June 1, 2026, unless terminated sooner in accordance with its terms.

(3)

Sherri Goodman, Director, entered into a pre-arranged stock trading plan pursuant to Rule 10b5-1 on January 24, 2025. Ms. Goodman’s plan provides for the sale at market price, of up to 7,000 shares of the Company’s common stock in the aggregate. The plan terminates on April 24, 2026, unless terminated sooner in accordance with its terms.

(4)

Larry Goldman, Chief Financial Officer, entered into a pre-arranged stock trading plan pursuant to Rule 10b5-1 on March 7, 2025. Mr. Goldman’s plan covers sales of 140,349 shares of common stock at certain price limits, which includes 54,912 shares subject to future vesting under restricted stock awards and net of any shares withheld to satisfy tax withholding obligations upon vesting. The plan terminates on June 8, 2026, unless terminated sooner in accordance with its terms.

For the three months ended March 31, 2025, no other director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

EXHIBIT INDEX -

Exhibit Number	Description

3.1	Certificate of Designation of Series X Preferred Stock (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on March 3, 2025).

3.2	Certificate of Withdrawal of Series X Preferred Stock (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on May 9, 2025).

3.3*	Articles of Incorporation of the Company, as amended through May 8, 2025.

10.1▲

Modification No. 3 to the Project Task Statement, dated January 16, 2025, under the Cooperative Research and Development Agreement, dated December 9, 2022, by and between Lightbridge Corporation and Battelle Energy Alliance, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on January 17, 2025).

10.2*▲

Modification No. 4 to the Project Task Statement, dated March 18, 2025, under the Strategic Partnership Project Agreement, dated December 9, 2022, as amended on May 23, 2023, March 26, 2024 and October 24, 2024, by and between Lightbridge Corporation and Battelle Energy Alliance, LLC.

10.3

Subscription and Investor Representation Agreement, dated February 27, 2025, by and between the Company and the Purchaser (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on March 3, 2025).

10.4*†	Form of Performance-Based Restricted Stock Award Agreement.

31.1*	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer.

32*	Section 1350 Certifications.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Filed or furnished herewith

▲ Certain portions of this Exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of this Exhibit to the SEC upon request.

† Management contracts or compensation plans or arrangements in which directors or executive officers participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTBRIDGE CORPORATION

Date: May 12, 2025	By:	/s/ Seth Grae
	Name:	Seth Grae
	Title:	President, Chief Executive Officer, and Director
(Principal Executive Officer)

	By:	/s/ Larry Goldman
	Name:	Larry Goldman
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

