Form 10-Q
period 2025-06-30
LIGHTBRIDGE Corp
filed 2025-08-13
CIK 1084554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 001-34487

LIGHTBRIDGE CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	91-1975651
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11710 Plaza America Drive, Suite 2000, Reston, VA 20190

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The number of shares outstanding of the issuer’s common stock, as of August 8, 2025 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	25,914,533

LIGHTBRIDGE CORPORATION

FORM 10-Q

JUNE 30, 2025

PART I-FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIGHTBRIDGE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$97,901,357	$39,990,827
Prepaid expenses and other current assets	460,913	324,378
Total Current Assets	98,362,270	40,315,205
Other Assets
Prepaid project costs and other long-term assets	491,719	528,805
Trademarks	114,981	108,865
Total Assets	$98,968,970	$40,952,875

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,194,377	$424,585
Total Current Liabilities	1,194,377	424,585

Commitments and contingencies - Note 5

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 authorized shares, No shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value, 100,000,000 authorized, 25,545,488 shares and 18,783,912 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	25,545	18,784
Additional paid-in capital	270,225,336	204,694,348
Accumulated deficit	(172,476,288)	(164,184,842)
Total Stockholders’ Equity	97,774,593	40,528,290
Total Liabilities and Stockholders’ Equity	$98,968,970	$40,952,875

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTBRIDGE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating Expenses
General and administrative	$2,502,637	$1,792,613	$5,982,647	$3,950,358
Research and development	1,639,864	909,612	3,305,777	1,933,435
Total Operating Expenses	4,142,501	2,702,225	9,288,424	5,883,793

Operating Loss	(4,142,501)	(2,702,225)	(9,288,424)	(5,883,793)

Other Income
Interest income	622,067	327,591	996,978	689,575
Total Other Income	622,067	327,591	996,978	689,575

Net Loss Before Income Taxes	(3,520,434)	(2,374,634)	(8,291,446)	(5,194,218)
Income taxes	—	—	—	—
Net Loss	$(3,520,434)	$(2,374,634)	$(8,291,446)	$(5,194,218)

Net Loss Per Common Share
Basic and diluted	$(0.16)	$(0.17)	$(0.40)	$(0.38)

Weighted Average Number of Common Shares Outstanding	22,257,221	13,930,032	20,909,752	13,710,993

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTBRIDGE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - March 31, 2025	21,557,343	$21,557	$226,255,770	$(168,955,854)	$57,321,473
Issuance of restricted share awards	300,000	300	(300)	—	—
Net share settlement for withholding taxes paid upon vesting of restricted stock awards	(4,292)	(4)	(39,739)	—	(39,743)
Shares issued - registered offerings - net of offering costs of $1,563,317	3,636,647	3,636	42,906,091	—	42,909,727
Shares issued to consultant for services	2,010	2	(2)	—	—
Shares issued through the exercise of options	53,780	54	412,624	—	412,678
Stock-based compensation	—	—	690,892	—	690,892
Net loss for the three months ended June 30, 2025	—	—	—	(3,520,434)	(3,520,434)
Balance – June 30, 2025	25,545,488	$25,545	$270,225,336	$(172,476,288)	$97,774,593

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2024	18,783,912	$18,784	$204,694,348	$(164,184,842)	$40,528,290
Issuance of restricted share awards	357,940	358	(358)	—	—
Net share settlement for withholding taxes paid upon vesting of restricted stock awards	(29,440)	(29)	(234,592)	—	(234,621)
Shares issued - registered offerings - net of offering costs of $2,221,231	6,242,266	6,241	63,116,681	—	63,122,922
Shares issued to consultants and directors for services	91,096	91	29,909	—	30,000
Shares issued through the exercise of options	99,714	100	633,275	—	633,375
Stock-based compensation	—	—	1,986,073	—	1,986,073
Net loss for the six months ended June 30, 2025	—	—	—	(8,291,446)	(8,291,446)
Balance – June 30, 2025	25,545,488	$25,545	$270,225,336	$(172,476,288)	$97,774,593

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTBRIDGE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY – CONT.

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - March 31, 2024	14,189,780	$14,190	$183,228,519	$(155,217,360)	$28,025,349
Shares issued - registered offerings - net of offering costs of $142,278	400,831	400	982,242	—	982,642
Shares issued to consultant for services	5,000	5	14,995	—	15,000
Net share settlement for withholding taxes paid upon vesting of restricted stock awards	(4,134)	(4)	(10,579)	—	(10,583)
Stock-based compensation	—	—	384,216	—	384,216
Net loss for the three months ended June 30, 2024	—	—	—	(2,374,634)	(2,374,634)
Balance – June 30, 2024	14,591,477	$14,591	$184,599,393	$(157,591,994)	$27,021,990

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2023	13,698,274	$13,698	$181,295,125	$(152,397,776)	$28,911,047
Shares issued - registered offerings - net of offering costs of $297,963	828,131	828	2,203,796	—	2,204,624
Shares issued to consultants and directors for services	69,206	69	269,931	—	270,000
Net share settlement for withholding taxes paid upon vesting of restricted stock awards	(4,134)	(4)	(10,579)	—	(10,583)
Stock-based compensation	—	—	841,120	—	841,120
Net loss for the six months ended June 30, 2024	—	—	—	(5,194,218)	(5,194,218)
Balance – June 30, 2024	14,591,477	$14,591	$184,599,393	$(157,591,994)	$27,021,990

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTBRIDGE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2025	2024
Operating Activities
Net loss	$(8,291,446)	$(5,194,218)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,106,073	856,120

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(226,535)	(95,605)
Prepaid project costs and other long-term assets	37,086	6,750
Accounts payable and accrued liabilities	769,792	701,506
Net Cash Used in Operating Activities	(5,605,030)	(3,725,447)

Investing Activities
Trademarks	(6,116)	—
Net Cash Used in Investing Activities	(6,116)	—

Financing Activities
Net proceeds from the issuances of common stock	63,122,922	2,204,623
Net proceeds from the exercise of stock options	633,375	—
Payments for taxes related to net share settlement of equity awards	(234,621)	(10,582)
Net Cash Provided by Financing Activities	63,521,676	2,194,041

Net Increase (Decrease) in Cash and Cash Equivalents	57,910,530	(1,531,406)
Cash and Cash Equivalents, Beginning of Period	39,990,827	28,598,445
Cash and Cash Equivalents, End of Period	$97,901,357	$27,067,039

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest paid	$—	$—
Income taxes paid	$—	$—
Non-Cash Financing Activities:
Payment of accrued liabilities with common stock	$15,000	$15,000

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

The accompanying unaudited condensed consolidated financial statements of Lightbridge and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (GAAP), including a summary of the Company’s significant accounting policies, have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and footnotes necessary for comprehensive condensed consolidated financial statements and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 3, 2025.

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

For disclosure purposes, assets and liabilities were classified in their entirety in the fair value hierarchy level based on the lowest level of input that was significant to the overall fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may have affected the placement within the fair value hierarchy levels.

At period-end, the Company evaluates U.S. Treasury instruments held to determine whether they are:

•	“On-the-run”: Securities from the most recent auction with active market pricing, classified as Level 1
•	“Off-the-run”: Securities from prior auctions with observable inputs but less liquidity, classified as Level 2

Although U.S. Treasury instruments held as cash equivalents have short maturities (typically 30–90 days) and cost closely approximates fair value, fair value disclosures are presented in accordance with ASC 820 and ASC 320 guidance.

The Company’s financial instruments consisted principally of cash and cash equivalents, accounts payable and accrued liabilities. The carrying amounts of cash, accounts payable and accrued liabilities are considered to be Level 1 measurements, because of the short-term nature of those instruments. Cash equivalents are primarily composed of U.S. Treasury instruments having maturity dates of 30 to 90 days. The Company purchased $66.9 million of U.S. Treasury instruments during the six months ended June 30, 2025.

The following table summarized the valuation of the Company’s financial instruments that fell within the fair value hierarchy (rounded in millions) at June 30, 2025:

	Level I	Level II	Level III
Cash and cash equivalents	$31.0	$66.9	$—
Accounts payable and accrued liabilities	$1.2	$—	$—

The following table summarized the valuation of the Company’s financial instruments that fell within the fair value hierarchy (rounded in millions) at December 31, 2024:

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

The Company is engaged in significant R&D activities to advance its nuclear fuel technology at Idaho National Laboratory (INL). For the three and six months ended June 30, 2025, R&D expenses associated with activities conducted at the INL accounted for 47% of the Company’s total R&D expenditure. For the three and six months ended June 30, 2024, R&D expenses associated with activities conducted at the INL accounted for 34% and 38% of the Company’s total R&D expenditure, respectively. The Company currently relies on INL for developing, testing and evaluating its nuclear fuel. Any disruption in access to INL’s resources, including changes in government policies, facility downtime, regulatory constraints, or unforeseen operational challenges could have a material adverse effect on the Company’s current ability to advance its R&D activities.

Recent Accounting Pronouncements

Accounting Standards Update (ASU) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, was issued by the Financial Accounting Standards Board (FASB) in December 2023. This guidance enhances income tax disclosure requirements by mandating the disclosure of (1) specific categories in the rate reconciliation, (2) income or loss from continuing operations before income taxes, disaggregated between domestic and foreign, and (3) income tax expense or benefit from continuing operations, disaggregated by federal, state, and foreign. The ASU also requires disclosure of income tax payments to federal, state, local, and foreign jurisdictions, among other changes. The standard is effective for annual periods beginning after December 15, 2024, and will be adopted by the Company as permitted. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03), which requires disclosure of certain costs and expenses on an interim and annual basis in the notes to the consolidated financial statements. The guidance is effective for annual reporting periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements and related disclosures.

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

The outstanding securities noted below have been excluded from the computation of diluted weighted shares outstanding for the three and six months ended June 30, 2025 and 2024, as they would have been anti-dilutive due to the Company’s losses at June 30, 2025 and 2024 and also because the exercise price of certain of these outstanding securities was greater than the average closing price of the Company’s common stock.

	Three and Six Months Ended
	June 30,
	2025	2024
Stock options outstanding	360,441	534,341
Restricted stock awards outstanding	1,017,521	545,992
Total	1,377,962	1,080,333

Note 3. Prepaid Project Costs and Other Long-Term Assets

In 2022, the Company entered into two agreements with INL, in collaboration with the Department of Energy (DOE), to support the development of Lightbridge Fuel™. At the time of signing, the Company made advance payments for future project work totaling $0.4 million to Battelle Energy Alliance, LLC (BEA), the DOE’s operating contractor for INL. In May 2023, the Company and INL modified the agreements to extend the contract term to May 2029, aligning it with the duration of the irradiation testing, and increasing the advance payments by $0.1 million to $0.5 million. During the six months ended June 30, 2025, the Company made additional advance payments of $0.6 million which subsequently offset $0.6 million in project costs. As of June 30, 2025, and December 31, 2024, the Company’s prepaid project costs were $0.5 million.

Note 4. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following (rounded in millions):

	June 30,	December 31,
	2025	2024
Trade payables	$0.4	$0.2
Accrued research and development expenses	—	0.1
Accrued bonus	0.6	—
Accrued professional and consulting fees	0.2	0.1
Total	$1.2	$0.4

Note 5. Commitments and Contingencies

Operating Leases

The Company leased office space for a 12-month term from January 1, 2025 through December 31, 2025 with a monthly payment of approximately $8,000. The future minimum lease payments required under the non-cancellable operating leases for 2025 total approximately $0.1 million. Total rent expense for the three and six months ended June 30, 2025 was approximately $25,000 and $50,000, respectively. Total rent expense for the three and six months ended June 30, 2024 was approximately $24,000 and $48,000, respectively.

Note 6. Research and Development Costs

INL Project

In 2022, Lightbridge entered into agreements with BEA, to support the development of Lightbridge Fuel™. These framework agreements use an innovative structure that consists of an “umbrella” Strategic Partnership Project Agreement (SPPA) and an “umbrella” Cooperative Research and Development Agreement (CRADA), with an initial duration of seven years. Throughout the duration of these umbrella agreements, all R&D work contracted with BEA is through the issuance of Project Task Statements (PTS). The initial phase of work under the two agreements is expected to culminate in future irradiation testing in the INL Advanced Test Reactor (ATR) of fuel samples using enriched uranium supplied by the DOE. The initial phase of work aims to generate irradiation performance data for Lightbridge’s delta-phase uranium-zirconium alloy relating to various thermophysical properties. Data gathered during future post-irradiation examination work are expected to support fuel performance modeling and regulatory licensing efforts for the commercial deployment of Lightbridge Fuel™. For the three and six months ended June 30, 2025, the Company recorded $0.8 million and $1.6 million in R&D expenses associated with INL, respectively. For the three and six months ended June 30, 2024, the Company recorded $0.3 million and $0.7 million in R&D expenses associated with INL, respectively.

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

After accounting for Modification No. 4, cash payments from Lightbridge to BEA under both CRADA and SPPA are estimated at approximately $6.8 million on a cost reimbursable basis over the performance periods. The balance of the PTS obligations as of June 30, 2025 was $2.8 million. These PTS obligations are generally cancellable with 30 days’ notice and therefore, are not considered firm commitments.

Romania Feasibility Study

On October 16, 2023, the Company engaged RATEN ICN in Romania to perform an engineering study to assess the compatibility and suitability of Lightbridge Fuel™ for use in Canada Deuterium Uranium (CANDU) reactors. The total price of approximately $0.2 million was payable in three installments, including an advance payment of $0.1 million and an interim milestone payment and final payment totaling approximately $0.1 million. The Company made its final payment in December 2024 when the study was completed. The Company has no further obligations under the agreement. For the three and six months ended June 30, 2025, the Company recorded $0 million in R&D expenses associated with RATEN ICN feasibility study. For the three and six months ended June 30, 2024, the Company recorded $0.1 million in R&D expenses associated with RATEN ICN feasibility study.

FEED Study with Centrus Energy for a Lightbridge Pilot Fuel Fabrication Facility

On December 5, 2023, the Company entered into an agreement with Centrus Energy to conduct a front-end engineering and design (FEED) study to evaluate deployment of a Lightbridge Pilot Fuel Fabrication Facility (LPFFF) at the American Centrifuge Plant in Piketon, Ohio. The Company made its final payment in December 2024 for the study that was completed in 2024 and has no further obligations under the agreement. For the three and six months ended June 30, 2025, the Company recorded $0 million in R&D expenses associated with this FEED study. For the three and six months ended June 30, 2024, the Company recorded $0 million and $0.2 million, respectively, in R&D expenses associated with this FEED study.

Note 7. Stockholders’ Equity and Stock-Based Compensation

Increase in Authorized Common Shares

On May 8, 2025, the Company held the 2025 annual meeting of stockholders (the Annual Meeting) at which the Company’s stockholders approved increasing the authorized common shares from 25,000,000 shares to 100,000,000 shares. The Amendment to the Articles of Incorporation became effective upon the filing of the Amended and Restated Certificate of Incorporation with the Secretary of State of Nevada on May 8, 2025.

Common Stock and Common Stock Equivalents Outstanding

At June 30, 2025, the Company had a total of 25,905,929 shares of common stock and common stock equivalents outstanding, comprised of 25,545,488 common shares outstanding (including outstanding restricted stock awards (RSAs) totaling 1,017,521 shares) and stock options to purchase 360,441 shares of common stock (of which 340,776 stock options were vested).

At December 31, 2024, the Company had a total of 19,248,852 shares of common stock and common stock equivalents outstanding, comprised of 18,783,912 common shares outstanding (including outstanding RSAs totaling 781,864 shares) and stock options to purchase 464,940 shares of common stock (of which 445,275 stock options were vested).

Issuance and Redemption of Series X Preferred Stock

On February 27, 2025, the Company entered into a Subscription and Investment Representation Agreement with the chair of the Audit Committee, an independent member of the Board (the Purchaser), pursuant to which the Company agreed to issue and sell one (1) share of the Company’s Series X Preferred Stock, par value $0.001 per share (the Series X Preferred Stock), to the Purchaser for $100 in cash. The sale closed on February 27, 2025 and the $100 was received by the Company. The Company redeemed the Series X Preferred Stock for $100 cash after the Annual Meeting and filed the Certificate of Withdrawal with the Secretary of State of Nevada on May 8, 2025. The Series X Preferred Stock did not have any voting rights except with respect to any proposal to increase the number of authorized shares of common stock of the Company. Each share of Series X Preferred Stock was entitled to 25,000,000 votes on such proposal, voting together with the holders of the Company’s common stock. The votes by the holder of Series X Preferred Stock were cast at the Annual Meeting automatically in the same “mirrored” proportion as the aggregate votes cast “for” and “against” the proposal by the holders of the common stock who voted on such proposal (excluding abstentions, broker non-votes and shares of common stock that were not voted “for” or “against” such proposal). The voting power attributable to the Series X Preferred Stock was disregarded for purposes of determining whether a quorum is present at the Annual Meeting.

Common Stock Equity Offerings

At-the-Market (ATM) Offerings

On May 28, 2019, the Company entered into an at-the-market equity offering sales agreement with Stifel, Nicolaus & Company, Incorporated (Stifel), which was amended on April 9, 2021 and May 8, 2024, pursuant to which the Company issued and sold shares of its common stock from time to time through Stifel as the Company’s sales agent. Under this amended agreement, the Company paid Stifel a commission equal to 3.0% of the aggregate gross proceeds of any sales of common stock under the agreement. The agreement was terminated on May 30, 2025. Sales of the Company’s common stock through Stifel, were made by any method that is deemed to be an at-the-market equity offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended.

The Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (SEC) on March 29, 2024, registering the sale of up to $75.0 million of the Company’s securities that was declared effective on April 19, 2024. On May 10, 2024, the Company filed a prospectus supplement, which was further supplemented on July 19, 2024 and August 9, 2024 (collectively, the First Prospectus Supplement), pursuant to which the Company offered and sold shares of common stock having an aggregate offering price of up to $12.6 million from time to time through an ATM offering. The Company exhausted all sales under the First Prospectus Supplement. On November 22, 2024, the Company filed a prospectus supplement (the Second Prospectus Supplement) pursuant to which the Company offered and sold shares of common stock having an aggregate offering price of up to $45.0 million from time to time through an ATM offering. The Company exhausted all sales under the Second Prospectus Supplement.

The Company filed a shelf registration statement on Form S-3 (File No. 333-287563) with the SEC on May 23, 2025, registering the sale of up to $150.0 million of the Company’s securities that was declared effective on June 4, 2025. On June 5, 2025, the Company filed a prospectus supplement (the Prospectus Supplement) pursuant to which the Company may issue and sell from time to time up to $75.0 million of its shares of common stock through the Company’s new sales agent, Jefferies LLC (Jefferies).

On June 5, 2025, the Company entered into an Open Market Sale AgreementSM with Jefferies, pursuant to which the Company may issue and sell from time to time up to $75,000,000 of shares of its common stock through Jefferies as the Company’s sales agent. Sales of the Company’s common stock through Jefferies, if any, will be made by any method that is deemed to be an “at-the-market” equity offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-287563), the base prospectus filed as part of such registration statement and the Prospectus Supplement.

The Company records its ATM sales on a settlement date basis. The Company sold 6,242,266 shares under the ATM for the six months ended June 30, 2025 resulting in net proceeds of $63.1 million (stock issuance costs were approximately $2.2 million). The Company sold 828,131 shares under the ATM for the six months ended June 30, 2024 resulting in net proceeds of $2.2 million (stock issuance costs were approximately $0.3 million). The Company sold 3,636,647 shares under the ATM for the three months ended June 30, 2025 resulting in net proceeds of $42.9 million (stock issuance costs were approximately $1.6 million). The Company sold 400,831 shares under the ATM for the three months ended June 30, 2024 resulting in net proceeds of $1.0 million (stock issuance costs were approximately $0.1 million).

Stock-Based Compensation

2020 Omnibus Incentive Plan

On March 9, 2020, the Board of Directors adopted the Company’s 2020 Omnibus Incentive Plan (as subsequently amended, the 2020 Plan). On September 3, 2020, the stockholders approved the 2020 Plan to authorize grants of the following types of awards: (a) Options, (b) Stock Appreciation Rights, (c) Restricted Stock Awards and Restricted Stock Units, and (d) Other Stock-Based and Cash-Based Awards.

On February 27, 2024, the Board of Directors approved an increase of 700,000 shares to the authorized number of shares under the 2020 Plan, increasing the total authorized number of shares from 1,800,000 shares to 2,500,000 shares. This increase was approved by the stockholders at the annual meeting of stockholders on April 19, 2024.

On February 26, 2025, the Company’s Board of Directors approved an increase of 2,500,000 shares to the authorized number of shares under the 2020 Plan, increasing the total authorized number of shares from 2,500,000 to 5,000,000. This increase was approved by the stockholders at the annual meeting of stockholders on May 8, 2025.

The total number of shares of common stock available for future issuance under the 2020 Plan was 3,120,331 shares at June 30, 2025.

Stock Options

Stock options issued to the Company’s employees, directors and consultants are summarized as follows for the six months ended June 30, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2024	464,940	$16.24	3.07	$184,818
Granted	10,448	9.42		—
Exercised	(99,714)	6.35		725,882
Forfeited	—	—		—
Expired	(15,233)	75.60		—
Outstanding, June 30, 2025	360,441	$16.27	2.25	1,215,405
Vested and expected to vest, end of the period	360,441	$16.27	2.25	1,215,405
Options exercisable, end of the period	340,776	$17.02	1.88	$1,016,618

For the six months ended June 30, 2025 and 2024, the Company issued 10,448 and 58,309 stock options, respectively, to one consultant. The 10,448 stock options and the 58,309 stock options were assigned a fair value of $5.74 per share and $1.03 per share, respectively (total fair value of $60,000 for each grant). The weighted-average grant-date exercise price per share of the stock options granted for the six months ended June 30, 2025 and 2024, was $9.42 and $3.00, respectively.

The intrinsic value is calculated as the difference between the fair value of the Company’s common stock and the exercise price of the stock options. The fair value of the Company’s common stock was $13.37 per share and $3.37 per share at June 30, 2025 and 2024, respectively.

The fair value was determined using the Black-Scholes pricing model. For expected volatility, the Company concluded that the historical volatility over the option’s expected holding term provided the most reasonable basis for this estimate. For the risk-free interest rate, the Company used U.S. Treasury Note rates, which mature at approximately the same time as the option’s expected holding term or option life determined by using the simplified method. The Company recognizes forfeitures of equity-based awards as a reduction to compensation costs in the period in which they occur.

The following assumptions were used in the Black-Scholes pricing model to determine the fair value of stock options granted for the three months ended June 30, 2025 and 2024:

	Six Months Ended
	June 30,
	2025	2024
Expected volatility	117.44%	75.36%
Risk free interest rate	3.95%	4.54%
Dividend yield rate	—	—
Expected life	2 years	2 years
Closing price per share - common stock	$9.42	$2.62

As of June 30, 2025, total unrecognized compensation cost related to option awards was $29,155, which is expected to be recognized over a remaining weighted-average vesting period of 1.7 years. As of June 30, 2024, total unrecognized compensation cost related to option awards was $29,166, which is expected to be recognized over a remaining weighted-average vesting period of 1.7 years.

Exercise of Options

For the six months ended June 30, 2025, the Company received approximately $0.6 million of net proceeds from the exercise of 99,714 stock options from employees and consultants. There were no options exercised for the six months ended June 30, 2024.

Common Stock

Consultants’ Stock Issuances

For the six months ended June 30, 2025 and 2024, the Company issued 5,181 shares (with an average stock price of $5.79 per share) and 8,750 shares (with stock prices at $3.00 to $4.00 per share) of common stock, respectively, to its investor relations firm for services provided during the period, which were recorded as stock-based compensation expenses. These shares vested immediately upon issuance. The expense recorded for these share issuances was $15,000 for each quarter. The shares were valued based on the closing market price of the Company’s common stock on the date of grant.

On August 19, 2024, the Board of Directors approved an equity grant valued at $180,000 to a consulting and investment research firm, for corporate advisory services to be provided over a twelve-month period, and preparation and dissemination of a report regarding the Company, which resulted in issuing the consultant 71,713 shares of common stock on the grant date, valued at $2.51 per share. These shares vested immediately upon issuance and are not forfeitable. The compensation cost of $180,000 began to be recognized on a straight-line basis over the requisite service period. Approximately $90,000 was recorded as consulting expenses for the six months ended June 30, 2025.

As of June 30, 2025, the unrecognized compensation cost of approximately $24,000 was recorded under prepaid expenses and other current assets on the accompanying condensed consolidated balance sheet, which is expected to be recognized over a remaining service period of 0.14 years.

Director Compensation - Equity-Settled Awards

On December 4, 2024, the Board of Directors approved an equity grant valued at $500,000 in total to its five independent directors for the service period and year ended December 31, 2024, which resulted in granting a total of 85,915 shares of common stock, valued on the grant date at $5.82 per share on December 4, 2024, which shares vested on January 2, 2025.

On November 20, 2023, the Board of Directors approved an equity grant valued at $240,000 in total to its six independent directors for the service period and year ended December 31, 2023, which resulted in granting a total of 60,456 shares of common stock, valued on the grant date at $3.97 per share on November 20, 2023, which shares vested on January 2, 2024.

The fair value of the shares granted was determined based on the closing market price of the Company’s common stock on the grant date.

Restricted Stock Awards

Restricted stock awards (RSAs) are awards of common stock that are legally issued and outstanding. RSAs are subject to time-based restrictions on transfer and unvested portions are generally subject to a risk of forfeiture if the award recipient ceases providing services to the Company prior to the lapse of the restrictions or does not meet certain performance conditions.

RSAs were included in common stock issued and outstanding and were considered contingently issuable in the calculation of weighted-average shares outstanding for purposes of calculating diluted loss per share. The Grantees receiving RSAs have all rights as a shareholder with respect to these shares, whether vested or unvested, including, without limitation, rights to vote the shares, receive dividends, etc.

The following summarizes the Company’s restricted stock award activity and the RSAs outstanding:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Outstanding, December 31, 2024	781,864	$5.19	$3,698,217
Awards granted	357,940	7.26	2,597,022
Awards vested	(122,283)	5.81	1,039,505
Awards forfeited	—	—	—
Outstanding, June 30, 2025	1,017,521	$5.84	$13,604,256

The aggregate fair value was calculated as the fair value of the Company’s common stock. The fair value of the Company’s common stock was $13.37 per share and $3.37 per share at June 30, 2025 and 2024, respectively. The fair value of the RSAs vested for the six months ended June 30, 2025 and 2024 was $1.0 million and $0 million, respectively.

As of June 30, 2025, all the outstanding shares of RSAs are unvested. As of June 30, 2025, total unrecognized compensation cost related to RSAs was $4.9 million, which is expected to be recognized over a remaining weighted-average vesting period of 2.29 years.

Issuance of Performance-Based Restricted Stock Awards (PSAs)

On April 3, 2025, the Company’s Compensation Committee and Board of Directors approved the grant of 300,000 performance-based RSAs (PSAs) to certain executives, key employees, and consultants under the 2020 Plan. These PSAs are subject to both service and performance-based vesting conditions. The performance condition requires the achievement of a specific R&D milestone, the successful insertion of the Company’s coupon fuel samples into the Advanced Test Reactor at INL for irradiation testing by December 31, 2026. The service condition requires continuous service over a three-year period from the grant date.

The Company recognizes stock-based compensation expense for PSAs beginning on the grant date. The amount and timing of expense recognition is based on management’s assessment of the probability of achieving the specified performance condition. These awards were valued at $2.1 million, based on the Company’s closing stock price of $6.99 per share on April 7, 2025. For the three and six months ended June 30, 2025, the Company recognized $0.2 million in stock-based compensation expense, reflecting management’s assessment that achievement of the performance condition was probable as of June 30, 2025.

Issuance of Restricted Stock Awards (RSAs)

On March 12, 2025, the Board of Directors approved a grant of RSAs with a total value of $0.5 million to its five independent directors for the service year ending December 31, 2025. This grant comprised 57,940 RSAs, valued at $8.63 per share on the grant date, with vesting scheduled in four quarterly installments commencing on March 31, 2025. As of June 30, 2025, a total of 28,970 RSAs had vested. This resulted in the recognition of $0.2 million and $0.3 million in stock-based compensation expense for the three and six months ended June 30, 2025.

Restricted Stock Awards Modification and Net Share Settlements for Payments of Withholding Taxes

On March 24, 2025, the Company entered into a separation agreement with a former employee. As part of the agreement, the Board of Directors approved the accelerated vesting of 70,710 RSAs, which would have otherwise been forfeited upon termination. In accordance with ASC 718, this was treated as a modification, leading to the recognition of $0.5 million in stock-based compensation expense in March 2025, including $0.3 million of incremental fair value from the modification of the RSAs awarded.

To satisfy approximately $0.2 million in payroll withholding taxes associated with the accelerated RSAs vesting, the Company withheld 21,285 shares, resulting in the issuance of 49,425 net shares to the former employee. The withheld shares were returned to the 2020 Plan share reserve for potential future issuance.

On March 14, 2025, 10,907 RSAs vested to the former employee based on his service to the Company. To satisfy approximately $36,000 in payroll withholding taxes, the Company withheld 3,863 shares, resulting in the issuance of 7,044 net shares to the former employee. The withheld shares were returned to the 2020 Plan share reserve for potential future issuance.

RSAs Summary - 2025 and 2024

As of June 30, 2025 and December 31, 2024, there were 1,017,521 shares and 781,864 shares of RSAs included in the total issued and outstanding common stock, respectively. Compensation expense for service-based RSAs issued to employees and consultants are generally recognized straight line over the three-year vesting period. RSAs with combined performance-based and service-based vesting conditions are expensed using the graded vesting attribution method. A total of $1.9 million (including the $0.5 million accelerated RSAs vesting for the former employee) and $0.8 million of stock-based compensation expense was recorded for the six months ended June 30, 2025 and 2024, respectively, for the RSAs.

Stock-Based Compensation Expense

Total non-cash stock-based compensation expense recorded related to options and RSAs included in the Company’s unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024 are as follows (rounded in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Research and development expenses	$0.2	$0.1	$0.4	$0.1
General and administrative expenses	0.5	0.3	1.6	0.7
Total stock-based compensation expense	$0.7	$0.4	$2.0	$0.8

Note 8. Segment Reporting

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources in assessing performance. The Company has one reportable business segment: nuclear fuel technology. This segment consists of the research and development and commercialization of its nuclear fuel. The Company’s chief operating decision maker (CODM) is the chief executive officer.

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

The CODM uses segment net loss to allocate resources predominantly in the annual budget and forecasting process and uses that measure as a basis for evaluating progress toward R&D milestones. The CODM uses cash forecast models in deciding how to invest into the segment. Research and development expenses, general and administrative (G&A) expenses are included in segment net loss and used to monitor budget versus actual results. Monitoring budgeted versus actual results is used in assessing performance of the segment, while research and development milestones scorecard results and scorecard G&A budgeted results are used in establishing management’s incentive compensation.

The table below summarizes the significant expense categories regularly provided to the CODM for the three and six months ended June 30, 2025 and 2024 (rounded in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue	$—	$—	$—	$—
General and administrative	2.5	1.8	6.0	4.0
Research and development
INL project	0.8	0.3	1.6	0.7
Romania feasibility study	—	0.1	—	0.1
Centrus Energy FEED study	—	—	—	0.2
Allocated employee compensation and stock-based compensation	0.6	0.5	1.4	0.7
Other outside R&D expenses	0.2	—	0.3	0.2
Total research and development	$1.6	$0.9	$3.3	$1.9
Other segments items(1)	(0.6)	(0.3)	(1.0)	(0.7)
Net loss	$(3.5)	$(2.4)	$(8.3)	$(5.2)

(1) Other segment items include interest income.

Note 9. Subsequent Events

ATM Sales

Sales of common stock under the Company’s ATM from July 1, 2025 to August 12, 2025 amounted to 357,924 shares, which resulted in total net proceeds of approximately $4.4 million (stock issuance costs were approximately $0.1 million).

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. We use words such as “believe,” “can,” “could,” “continue,” “expect,” “estimate,” “future,” “anticipate,” “potential,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will,” “may,” or similar expressions, which are intended to identify forward-looking statements. Such statements include, among others:

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

The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates, and projections are expressed in good faith and we believe there is a reasonable basis for them. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, as well as assumptions that if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties, among others, include:

•	our ability to commercialize our nuclear fuel technology, including risks related to the design and testing of nuclear fuel incorporating our technology and the degree of market adoption of the Company’s product and service offerings;

•	our dependence on strategic partners;

•	any adverse changes to our agreements or relationship with the U.S. government and its national laboratories;

•	our ability to fund our future operations, including general corporate overhead and outside research and development (R&D) expenses, and continue as a going concern;

•	the future market and demand for our fuel for nuclear reactors and our ability to attract customers;

•	our ability to manage the business effectively in a rapidly evolving market;

•	our ability to employ and retain qualified employees and consultants that have experience in the nuclear industry;

•	competition and competitive factors in the markets in which we compete, including from accident tolerant fuels (ATFs);

•	access to and availability of nuclear test reactors and the risks associated with unexpected changes in our nuclear fuel development timeline;

•	access to and availability of adequate resources and manufacturing capabilities at national laboratories that affect our nuclear fuel development timeline and project costs;

•	the increased costs associated with metallization of our nuclear fuel;

•	uncertainties related to conducting business in foreign countries;

•	public perception of nuclear energy generally;

•	changes in laws, rules, and regulations governing our business;

•	changes in the political environment;

•	development and utilization of, and challenges to, our intellectual property domestically and abroad;

•	the trading price of our securities is likely to be volatile, and purchasers of our securities could incur substantial losses; and

•	the other risks and uncertainties identified in Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

OVERVIEW OF OUR BUSINESS AND DEVELOPMENT OF LIGHTBRIDGE FUELTM

When used in this Quarterly Report on Form 10-Q, the terms “Lightbridge,” the “Company,” “we,” “our,” and “us” refer to Lightbridge Corporation together with its wholly-owned subsidiaries Lightbridge International Holding LLC and Thorium Power Inc. on a consolidated basis. Lightbridge’s principal executive offices are located at 11710 Plaza America Drive, Suite 2000, Reston, Virginia, 20190, USA.

Our Business and Current Industry Trends

At Lightbridge, we are developing next generation nuclear fuel for water-cooled reactors that could significantly improve the economics and safety of existing and new nuclear power plants, large and small, and enhance proliferation resistance of spent nuclear fuel while supplying clean energy to the electric grid or to “behind the meter” customers for electric power, including data centers. We believe that the world’s energy needs and climate goals can only be met if nuclear power’s share of the energy-generating mix grows substantially in the coming decades. We believe Lightbridge can benefit from a growing nuclear power industry, and that our nuclear fuel can help enable that growth to happen.

We believe our metallic fuel will offer significant economic and safety benefits over traditional nuclear fuel, primarily because of the superior heat transfer properties and the resulting lower operating temperature of our all-metal fuel.

The increased projected power need for data centers is driving large tech companies to invest in nuclear power, which in turn is driving utilities to seek ways to increase power output of existing nuclear plants and to explore deploying new plants. Data centers will need massive, constant power that nuclear power can provide. Advances in reactor technology, combined with growing corporate and governmental support for clean energy, can position nuclear power as a cornerstone of future energy strategies for data-intensive industries, which may be willing to pay a premium for reliable, clean, and sustainable baseload electricity. We believe that by integrating nuclear power, the data center sector can achieve operational efficiency, energy security, and sustainability. We believe uses of our fuel could include providing additional power via power uprates of existing reactors. Oil and gas producing companies are investing in low-emission energy technologies to reduce fossil fuel emissions from oil and gas production. Advances in nuclear reactor and fuel technology can position nuclear power as a key energy source for this purpose.

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

Use of Artificial Intelligence Tools

We continue to explore and adopt innovative technologies to enhance our business operations and research capabilities. In this regard, the Company has begun utilizing certain nuclear industry-focused artificial intelligence tools that leverage machine learning and advanced analytics to support information gathering, data analysis, and research workflows related to nuclear fuel development and industry trends.

The Company uses tools to supplement internal analysis and decision-making. While the tool is designed to improve efficiency and support our R&D and market research efforts, it does not replace the professional judgment of our management, engineers, or other technical personnel. The Company does not rely exclusively on AI-generated content or recommendations for any material regulatory submissions, safety decisions, or financial reporting.

Recent Developments of Lightbridge Fuel™

Memorandum of Understanding with Oklo, Inc.

In January 2025, we signed a memorandum of understanding (MOU) with Oklo, Inc. Oklo is developing advanced micro-reactors to provide clean, reliable, and affordable energy at scale. The scope of the MOU includes the following areas: (1) to conduct a preliminary evaluation of feasibility of co-locating a Lightbridge Commercial-scale Fuel Fabrication Facility at Oklo’s proposed commercial fuel fabrication facility; (2) to explore opportunities for collaboration on reprocessing and recycling of spent uranium zirconium fuel; and (3) to explore any other areas of collaboration that may be of mutual interest. We believe there may be some potential synergies in co-locating our commercial scale fuel fabrication facility at Oklo’s proposed site. We also believe recycling and reprocessing spent uranium-zirconium fuel may represent another area of potential synergies.

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

We anticipate that the initial phase of work under the two agreements that has been released will culminate in the insertion of extruded unclad fuel material samples using enriched uranium supplied by the DOE for irradiation testing in the Advanced Test Reactor (ATR) at INL. The initial phase of work aims to generate irradiation performance data for Lightbridge’s delta-phase uranium-zirconium alloy relating to various thermophysical properties. The data will support fuel performance modeling and regulatory licensing efforts for commercial deployment of Lightbridge Fuel™. We use a rolling wave planning approach for project management purposes on the released scopes of work. It is an iterative planning technique in which the work to be accomplished in the near term is planned in detail, while work further in the future is planned at a higher level. As such, periodic revisions to the scope and/or cost estimates are anticipated.

On March 26, 2024 and October 24, 2024, the Company and BEA entered into Modifications No. 2 and No. 3 respectively, to Project Task Statement (PTS) No. 1 under the SPPA, dated December 9, 2022, as amended on May 23, 2023, by and between the Company and BEA. Pursuant to the terms of Modifications No. 2 and No. 3, the potential amounts payable by the Company to reimburse BEA for its expenses and employee time were increased by approximately $0.6 million and $0.3 million, respectively, bringing the total estimated cost for the work to be performed under the “umbrella” SPPA to approximately $2.0 million.

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

On January 16, 2025 the Company and BEA entered into Modification No. 3 to PTS No. 1 under the CRADA, dated September 27, 2022, as amended in May 2023, by and between the Company and BEA. Pursuant to the terms of Modification No. 3, the potential amounts payable by the Company to reimburse BEA for its expenses and employee time were increased from $2.6 million by approximately $1.6 million, bringing the total estimated cost for the work to be performed under the “umbrella” CRADA to $4.2 million. This modification also required that a $0.6 million advance payment be made, which was paid on January 16, 2025.

After accounting for all modifications, cash payments from Lightbridge to Battelle under both CRADA and SPPA are estimated at approximately $6.8 million on a cost reimbursable basis over the performance periods. The balance of the obligations as of June 30, 2025 was $2.8 million. These obligations are generally cancellable with 30 days’ notice and, therefore, are not considered firm commitments.

The Company anticipates entering into additional Project Task Statements and/or modifications to the existing PTS under the SPPA and/or CRADA with INL to expand the scope of work, including performing additional extrusions, creating a detailed plan for post-irradiation examination, reviewing and contributing to Lightbridge’s Fuel Qualification Plan, and other potential activities. The successful execution of this project is subject to increase in project scope and risks, including potential delays, cost overruns, regulatory challenges, and changes in funding availability.

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

The results of this Feasibility Study indicated that Lightbridge Fuel™ can double the discharged burnup in a CANDU reactor at U-235 enrichment levels of less than 3% compared to conventional uranium dioxide fuel. Based on these favorable initial results, we plan to continue further evaluation of Lightbridge Fuel™ in CANDU reactors and are currently in the process of finalizing the scope of work for the next phase of activities.

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

While we continue to target LTAs with our metallic fuel in commercial reactors in the 2030s, there are several potential developments that, if successful, could accelerate our anticipated timelines. These developments include:

•	Expedited nuclear fuel testing through advanced modeling and simulation, as well as potential use of accelerated irradiation techniques, such as the use of high-enriched uranium in so called Fission Accelerated Steady-state Test (FAST) type experiments;

•	Early engagement with a strategic partner to establish fabrication infrastructure or a pilot-scale fuel fabrication facility to complete development of the manufacturing process for our fuel rods;

•	Streamlined regulatory pathways enabled by pre-submission consultations with the NRC, in part supported by recent legislation such as the ADVANCE Act and longstanding federal initiatives;

•	Supportive federal policies originating from recent Executive Orders, which laid groundwork for continued federal prioritization of next-generation nuclear technology and a mandate given to the NRC to shorten regulatory review and approval timelines to 12 months for existing reactors and 18 months for new reactor applications. These initiatives, along with current regulatory and legislative efforts, reinforce a policy environment that may be favorable to an accelerated commercialization pathway for Lightbridge Fuel; and

•	Some companies developing advanced reactors have deployed pilot-scale facilities that include buildings with security and infrastructure features similar to what Lightbridge would require. Their success may assist Lightbridge in having more certainty regarding the cost and timing of deploying such a facility.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make a variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. For a discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our financial statements, please see “Critical Accounting Estimates” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 3, 2025. There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2025.

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

OPERATIONS REVIEW

Financial information is included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Condensed Consolidated Results of Operations - Three Months Ended June 30, 2025 and 2024

The following table presents our historical operating results and the change in amounts for the periods indicated (rounded to millions):

	Three Months Ended		Increase	Increase
	June 30,		(Decrease)	(Decrease)
	2025	2024	Change $	Change %
Operating Expenses
General and administrative	$2.5	$1.8	$0.7	39%
Research and development	$1.6	$0.9	$0.7	78%
Total Operating Expenses	$4.1	$2.7	$1.4	52%

Operating Loss	$(4.1)	$(2.7)	$1.4	52%
Other Income	$0.6	$0.3	$0.3	100%
Net loss before Income Taxes	$(3.5)	$(2.4)	$1.1	46%

Net Loss	$(3.5)	$(2.4)	$1.1	46%

Operating Expenses

General and Administrative

G&A expenses consist mostly of compensation and related costs for personnel and facilities, stock-based compensation, finance, human resources, information technology, fees for consulting, IT services and other professional services. Professional services are principally comprised of legal, audit, strategic advisory services, and outsourcing services.

G&A expenses increased by $0.7 million for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The increase primarily consisted of an increase in IT services fees of $0.1 million, an increase in subscription expense of $0.1 million, an increase in professional fees of $0.3 million, and an increase in stock-based compensation of $0.2 million.

Total stock-based compensation included in G&A expenses was $0.5 million and $0.3 million for three months ended June 30, 2025 and June 30, 2024, respectively.

Research and Development

R&D expenses consist primarily of costs associated with our CRADA and SPPA agreements with INL, employee compensation and related fringe benefits including stock-based compensation and related allocable overhead costs for the R&D of our fuel.

The following table presents our total R&D expenses, including internal costs and other outside R&D costs, for the three months ended June 30, 2025 and 2024 (rounded to millions):

	Three Months Ended
	June 30,
	2025	2024
INL Project	$0.8	$0.3
Romania feasibility study	—	0.1
Allocated employee compensation and stock-based compensation expenses	0.6	0.5
Other R&D expenses	0.2	—
Total	$1.6	$0.9

R&D expenses increased by $0.7 million for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, due to the increase in R&D activities related to the development of Lightbridge Fuel™. This increase primarily consisted of an increase in INL project labor costs of $0.5 million,  an increase in allocated employee compensation and stock-based compensation expenses of $0.1 million and an increase of other R&D expenses of $0.2 million offset by a decrease in R&D expenses related to the Romania feasibility study of $0.1 million, which study was completed in 2024.

Total stock-based compensation included in research and development expenses was $0.2 million and $0.1 million for the three months ended June 30, 2025 and 2024, respectively.

Due to the nature of our R&D expenditures, future costs and schedule estimates are inherently uncertain and can vary significantly as new information and the outcome of these R&D activities become available. Our future long-term business operations are dependent on budgetary constraints due primarily to market conditions and the uncertainty of future liquidity and capital resources available to us to conduct our future R&D activities.

Other Income

Other income increased by $0.3 million for the three months ended June 30, 2025, driven by higher cash balances from our ATM sales. The additional cash generated was deployed in purchasing treasury bills and deposited into bank savings, which collectively yielded greater interest income compared to the same period in 2024.

Condensed Consolidated Results of Operations – Six Months Ended June 30, 2025 and 2024

The following table presents our historical operating results and the change in amounts for the periods indicated (rounded to millions):

	Six Months Ended		Increase	Increase
	June 30,		(Decrease)	(Decrease)
	2025	2024	Change $	Change %
Operating Expenses
General and administrative	$6.0	$4.0	$2.0	50%
Research and development	$3.3	$1.9	$1.4	74%
Total Operating Expenses	$9.3	$5.9	$3.4	58%

Operating Loss	$(9.3)	$(5.9)	$3.4	58%
Other Income	$1.0	$0.7	$0.3	43%
Net loss before Income Taxes	$(8.3)	$(5.2)	$3.1	60%

Net Loss	$(8.3)	$(5.2)	$3.1	60%

Operating Expenses

General and Administrative

G&A expenses increased by $2.0 million for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The increase primarily consisted of an increase in consulting fees of $0.1 million, an increase in IT services fees of $0.1 million, an increase in professional fees of $0.7 million, an increase in employee compensation and employee benefits of $0.2 million, and an increase in stock-based compensation of $0.9 million primarily due to the accelerated vesting of RSAs issued to a former employee of $0.5 million.

Total stock-based compensation included in G&A expenses was $1.6 million and $0.7 million for six months ended June 30, 2025 and June 30, 2024, respectively.

Research and Development

The following table presents our total R&D expenses, including internal costs and other outside R&D costs, for the six months ended June 30, 2025 and 2024 (rounded to millions):

	Six Months Ended
	June 30,
	2025	2024
INL project	$1.6	$0.7
Romania feasibility study	—	0.1
Centrus Energy FEED study	—	0.2
Allocated employee compensation and stock-based compensation expenses	1.4	0.7
Other R&D expenses	0.3	0.2
Total	$3.3	$1.9

R&D expenses increased by $1.4 million for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, due to the increase in R&D activities related to the development of Lightbridge Fuel™. This increase primarily consisted of an increase in INL project labor costs of $0.9 million, an increase in allocated employee compensation and stock-based compensation expenses of $0.7 million, and an increase in IT services fees of $0.1 million included in Other R&D expenses, partially offset by a decrease in R&D expenses related to the Romania feasibility study and Centrus Energy FEED study of $0.3 million, both of which studies were completed in 2024.

Total stock-based compensation included in research and development expenses was $0.4 million and $0.1 million for the six months ended June 30, 2025 and 2024, respectively.

We currently anticipate investing approximately $12.0 million in the R&D of our nuclear fuel for the full year 2025. However, this projected spending for 2025 is subject to change and actual expenditures may vary.

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

Other Income

Other income increased by $0.3 million for the six months ended June 30, 2025, driven by higher cash balances from our ATM sales. The additional cash generated was deployed in purchasing treasury bills and deposited into bank savings, which collectively yielded greater interest income compared to the same period in 2024.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

Overview

We assess our liquidity based on our ability to fund the cash requirements of our R&D activities, G&A expenses, contractual obligations, and other operating needs. Based on our current level of operating expenses and our available cash resources, we believe we have sufficient liquidity to fund our operations and meet our anticipated cash requirements for at least the next 12 months.

Short-Term Liquidity and Capital Resources

As of June 30, 2025, we had cash and cash equivalents of $97.9 million, compared to $40.0 million as of December 31, 2024, an increase of $57.9 million. During the six months ended June 30, 2025, we raised net proceeds of $63.1 million from the sale of approximately 6.2 million shares of common stock. Our net cash used in operating activities for the six months ended June 30, 2025, was $5.6 million.

We currently estimate that our cash requirements for operating activities, capital expenditures, and other planned expenditures for the 12-month period following the filing of this Quarterly Report on Form 10-Q will total approximately $39.0 million. These projected expenditures include ongoing R&D expenses, G&A expenses, and capital investments.

We believe that our existing cash and cash equivalents of $97.9 million as of June 30, 2025, together with any additional sources such as cash flows from potential financing and ATM proceeds will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months from the date of this filing. While we do not anticipate any material incoming cash flows from operations in the near term, we expect to continue funding our business primarily through our ATM equity offering.

Long-Term Liquidity and Capital Requirements

Looking beyond the next 12 months, we expect to require significant additional capital to complete the development and potential commercialization of our Lightbridge Fuel™. We currently estimate that total R&D and related capital expenditures will be in the range of approximately $200 million to $300 million over the next 10 to 15 years, or approximately an average of $20.0 million per year.

The actual amount and timing of future capital requirements will depend on several factors, including:

•	The scope, timing, and cost of R&D activities conducted at DOE national laboratories.
•	The design and execution of future fuel development programs.
•	The timing and structure of potential strategic partnerships and collaborations.

There is inherent uncertainty in forecasting future expenditures, and actual costs may vary materially from current estimates.

We plan to raise the required long-term capital through a combination of:

•	Additional equity issuances.
•	Potential strategic investments from industry partners.
•	Government grants and other forms of in-kind or financial support.

Sources of Liquidity

Our current primary source of liquidity is cash on hand and potential proceeds from our ATM equity offering. On June 5, 2025, we entered into an Open Market Sale Agreement with Jefferies LLC (Jefferies) to offer and sell up to $75.0 million of our common stock, from time to time, pursuant to our effective shelf registration statement on Form S-3 (File No. 333-287563), filed on May 23, 2025, and declared effective on June 4, 2025. Sales under the ATM will be made pursuant to the base prospectus filed as part of the shelf registration and the prospectus supplement filed on June 5, 2025.

Although we expect the ATM offering to remain our primary source of working capital in 2025, there are inherent uncertainties associated with our ability to continue raising capital through the ATM program. These uncertainties include potential declines in our stock price, fluctuations in trading volume, adverse market conditions, or regulatory changes that could limit our access to capital under the current ATM arrangement. In addition, the issuance of additional shares through the ATM may result in significant dilution to existing stockholders, and the potential for such dilution could negatively impact the market price of our common stock. There can be no assurance that the ATM financing will remain available to us on acceptable terms, or at all, when needed. See Note 7. Stockholders’ Equity and Stock-Based Compensation of the Notes to our Unaudited Condensed Consolidated Financial Statements included in Part I. Item 1. Financial Statements of this Quarterly Report on Form 10-Q for additional information regarding our prior equity financings.

We currently have no debt or lines of credit and have historically funded our operations through the sale of preferred and common stock. Although management believes additional public or private equity investments may be available in the future, adverse market conditions, unfavorable stock price movements, or reduced trading volumes could substantially impair our ability to raise capital when needed.

Liquidity Risks and Uncertainties

We anticipate continued negative cash flows from operations for the foreseeable future. If we are unable to secure adequate funding through equity sales, strategic partnerships, or government support, we may be required to seek additional financing, which could include the issuance of common stock, preferred stock, or convertible securities. Any such future financings may result in dilution to existing stockholders or could impose additional financial or operational restrictions.

Our ability to continue the development of our nuclear fuel and achieve key R&D milestones is dependent on securing sufficient funding and forming strategic partnerships in the future. Failure to obtain adequate funding on acceptable terms in the future could significantly delay or prevent the advancement of our nuclear fuel development program.

Cash Flow

The following table provides detailed information about our net cash flows for the six months ended June 30, 2025 and 2024 (rounded in millions):

	Six Months Ended
	June 30,
	2025	2024

Net Cash Used in Operating Activities	$(5.6)	$(3.7)
Net Cash Used in Investing Activities	—	—
Net Cash Provided by Financing Activities	63.5	2.2
Net Cash Inflow (Outflow)	$57.9	$(1.5)

Operating Activities

Cash used in operating activities increased by $1.9 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. This increase was primarily due to increased spending on R&D and G&A expenses.

Financing Activities

Cash provided by financing activities increased by $61.3 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. This increase was primarily due to an increase in the net proceeds received from the issuance of common stock under our ATM offering of $60.9 million and net proceeds from the exercise of stock options of 0.6 million, partially offset by an increase in net share settlement of equity awards for the payment of withholding taxes of $0.2 million.

Cash provided by our ATM offering was $63.1 million (sale of approximately 6.2 million common shares) and $2.2 million (sale of approximately 0.8 million common shares) for the six months ended June 30, 2025 and 2024, respectively.

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

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Other than as set forth below, there have been no material changes to our risk factors from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

AI and generative AI applications present risks and challenges that can impact our business.

While we integrate AI and generative AI (collectively, AI) into our day-to-day operations and research and development efforts to enhance efficiency and effectiveness, rapid advancements in AI technologies pose a risk, including that the algorithms may be flawed, misused or otherwise function in an unexpected manner; data sets may be insufficient, of poor quality, or contain biased information; and inappropriate or controversial data practices by data scientists, engineers, and end-users could impair results. Issues in the use of AI, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations to the extent we rely on the use of AI. In addition to our own use of AI, our vendors may integrate AI into their products that we use without adequate notice to us. Vendors may not be able to comply with existing or rapidly evolving regulatory or industry standards for privacy and data protection, potentially exposing us to cybersecurity risk. If we, our vendors or third-party partners experience an actual or perceived breach or privacy or cybersecurity incident because of our, a vendor, or a third-party partner’s use of AI, it could lead to the loss of valuable intellectual property and confidential information. Such cybersecurity incidents could also harm our reputation and public perception of our security measures. Moreover, malicious actors worldwide increasingly employ sophisticated AI techniques to illegally obtain and misuse personal information, confidential data, and intellectual property. Any of these scenarios could result in reputational damage, loss of valuable assets, and adverse impacts on our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

Amendment to Bylaws

On August 11, 2025, the Board of Directors of the Company amended and restated the Company’s Amended and Restated Bylaws (as amended and restated, the Second Amended and Restated Bylaws), effective immediately, to implement and update the procedure and information requirements for the nominations of persons for election to the Board or any proposal for other business, and make certain other administrative, clarifying and conforming and/or immaterial changes throughout.

The foregoing description of the Second Amended and Restated Bylaws is not complete and is qualified in its entirety by reference to the Second Amended and Restated Bylaws, which are filed as Exhibit 3.2 hereto in unmarked form, and as Exhibit 3.3 hereto in redline form marking the amendments described above against a composite of the Company’s Amended and Restated Bylaws, which are incorporated herein by reference.

Amendment to Strategic Project Partnership

On August 1, 2025, the Company executed Modification No. 2 (“Modification No. 2”) to the SPPA with BEA. Modification No. 2 expands the scope of work to include additional phases of research and development. Modification No. 2 does not incur additional expenses, which will be provided through an individual PTS. Each PTS will be separately negotiated and approved.

Trading Arrangements

The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the quarter ended June 30, 2025, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a Rule 10b5-1 Plan) and was adopted during an open trading window, with no sales commencing under the plan until completion of the required cooling off period under Rule 10b5-1, were as follows:

Name	Title	Action	Date Adopted	Expiration Date	Aggregate # of Securities to be Purchased/Sold
Jesse Funches(1)	Director	Adoption	5/14/2025	2/17/2026	2,898
Sweta Chakraborty(2)	Director	Adoption	5/21/2025	1/31/2026	14,178

(1)

Jesse Funches, Director, entered into a pre-arranged stock trading plan pursuant to Rule 10b5-1 on May 14, 2025. Mr. Funches’s plan provides for the sale, subject to certain price limits, of up to 2,898 shares of the Company’s common stock in the aggregate. The plan terminates on February 17, 2026, unless terminated sooner in accordance with its terms.

(2)

Sweta Chakraborty, Director, entered into a pre-arranged stock trading plan pursuant to Rule 10b5-1 on May 21, 2025. Ms. Chakraborty’s plan provides for the sale at market price, of up to 14,178 shares of the Company’s common stock in the aggregate. The plan terminates on January 31, 2026, unless terminated sooner in accordance with its terms.

For the three months ended June 30, 2025, no other director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

EXHIBIT INDEX -

Exhibit Number	Description

1.1

Open Market Sales Agreement, dated June 5, 2025, by and between Lightbridge Corporation and Jefferies LLC (incorporated by reference to Exhibit 1.1 to the Form 8-K filed by the Company on June 5, 2025).

3.1	Articles of Incorporation, as amended through May 8, 2025 (incorporated by reference to Exhibit 3.3 to the Form 10-Q filed by the Company on May 12, 2025).

3.2*	Second Amended & Restated Bylaws of Lightbridge Corporation, effective August 11, 2025.

3.3*	Second Amended & Restated Bylaws of Lightbridge Corporation, effective August 11, 2025 (redline against composite of Amended & Restated Bylaws of Lightbridge Corporation).

3.4	Certificate of Withdrawal of the Certificate of Designation of the Series X Preferred Stock (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on May 9, 2025).

10.1†	Lightbridge Corporation 2020 Omnibus Incentive Plan, as amended on May 8, 2025 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on May 9, 2025).

10.2*	Modification No. 2 to the Strategic Partnership Project Agreement, dated August 1, 2025, by and between the Company and Battelle Energy Alliance, LLC.

31.1*	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer.

32*	Section 1350 Certifications.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Filed or furnished herewith

† Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTBRIDGE CORPORATION

Date: August 12, 2025	By:	/s/ Seth Grae
	Name:	Seth Grae
	Title:	President, Chief Executive Officer, and Director
(Principal Executive Officer)

	By:	/s/ Larry Goldman
	Name:	Larry Goldman
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

