Form 10-Q
period 2025-09-30
LIGHTBRIDGE Corp
filed 2025-11-06
CIK 1084554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The number of shares outstanding of the issuer’s common stock, as of October 31, 2025 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	32,371,338

LIGHTBRIDGE CORPORATION

FORM 10-Q

SEPTEMBER 30, 2025

PART I-FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIGHTBRIDGE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$153,330,134	$39,990,827
Prepaid expenses and other current assets	1,293,501	324,378
Total Current Assets	154,623,635	40,315,205
Other Assets
Prepaid project costs and other long-term assets	327,148	528,805
Trademarks	114,982	108,865
Total Assets	$155,065,765	$40,952,875

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,560,097	$424,585
Total Current Liabilities	1,560,097	424,585

Commitments and contingencies - Note 5

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 authorized shares, no shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value, 100,000,000 authorized, 30,384,981 shares and 18,783,912 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	30,385	18,784
Additional paid-in capital	330,050,816	204,694,348
Accumulated deficit	(176,575,533)	(164,184,842)
Total Stockholders’ Equity	153,505,668	40,528,290
Total Liabilities and Stockholders’ Equity	$155,065,765	$40,952,875

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTBRIDGE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating Expenses
General and administrative	$3,164,343	$1,676,209	$9,146,989	$5,626,567
Research and development	2,039,857	1,298,601	5,345,635	3,232,036
Total Operating Expenses	5,204,200	2,974,810	14,492,624	8,858,603

Operating Loss	(5,204,200)	(2,974,810)	(14,492,624)	(8,858,603)

Other Income
Interest income	1,104,955	318,649	2,101,933	1,008,224
Total Other Income	1,104,955	318,649	2,101,933	1,008,224

Net Loss Before Income Taxes	(4,099,245)	(2,656,161)	(12,390,691)	(7,850,379)
Income taxes	—	—	—	—
Net Loss	$(4,099,245)	$(2,656,161)	$(12,390,691)	$(7,850,379)

Net Loss Per Common Share
Basic and diluted	$(0.16)	$(0.19)	$(0.55)	$(0.57)

Weighted Average Number of Common Shares Outstanding
Basic and diluted	25,624,598	14,189,787	22,498,638	13,871,756

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTBRIDGE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – June 30, 2025	25,545,488	$25,545	$270,225,336	$(172,476,288)	$97,774,593

Issuance of restricted share awards	1,110,000	1,110	(1,110)	—	—
Shares issued - registered offerings - net of offering costs and commissions of $1,986,689	3,612,403	3,613	57,324,913	—	57,328,526
Shares issued to consultants and directors for services	20,949	21	314,979	—	315,000
Shares issued through the exercise of options	96,141	96	610,323	—	610,419
Stock-based compensation	—	—	1,576,375	—	1,576,375
Net loss for the three months ended September 30, 2025	—	—	—	(4,099,245)	(4,099,245)
Balance – September 30, 2025	30,384,981	$30,385	$330,050,816	$(176,575,533)	$153,505,668

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2024	18,783,912	$18,784	$204,694,348	$(164,184,842)	$40,528,290

Issuance of restricted share awards	1,467,940	1,468	(1,468)	—	—
Net share settlement for withholding taxes paid upon vesting of restricted stock awards	(29,440)	(29)	(234,592)	—	(234,621)
Shares issued - registered offerings - net of offering costs and commissions of $4,207,920	9,854,669	9,854	120,441,594	—	120,451,448
Shares issued to consultants and directors for services	112,045	112	344,888	—	345,000
Shares issued through the exercise of options	195,855	196	1,243,598	—	1,243,794
Stock-based compensation	—	—	3,562,448	—	3,562,448
Net loss for the nine months ended September 30, 2025	—	—	—	(12,390,691)	(12,390,691)
Balance – September 30, 2025	30,384,981	$30,385	$330,050,816	$(176,575,533)	$153,505,668

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTBRIDGE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - June 30, 2024	14,591,477	$14,591	$184,599,393	$(157,591,994)	$27,021,990

Shares issued - registered offerings - net of offering costs and commissions of $123,694	608,690	609	1,511,132	—	1,511,741
Shares issued to consultants for services	76,164	76	194,924	—	195,000
Stock-based compensation	—	—	388,477	—	388,477
Net loss for the three months ended September 30, 2024	—	—	—	(2,656,161)	(2,656,161)
Balance – September 30, 2024	15,276,331	$15,276	$186,693,926	$(160,248,155)	$26,461,047

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2023	13,698,274	$13,698	$181,295,125	$(152,397,776)	$28,911,047

Shares issued - registered offerings - net of offering costs and commissions of $421,657	1,436,821	1,437	3,714,928	—	3,716,365
Shares issued to consultants and directors for services	145,370	145	464,855	—	465,000
Net share settlement for withholding taxes paid upon vesting of restricted stock awards	(4,134)	(4)	(10,579)	—	(10,583)
Stock-based compensation	—	—	1,229,597	—	1,229,597
Net loss for the nine months ended September 30, 2024	—	—	—	(7,850,379)	(7,850,379)
Balance – September 30, 2024	15,276,331	$15,276	$186,693,926	$(160,248,155)	$26,461,047

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTBRIDGE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2025	2024
Operating Activities
Net Loss	$(12,390,691)	$(7,850,379)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,746,642	1,280,403

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(808,317)	(37,665)
Prepaid project costs and other long-term assets	201,657	10,125
Accounts payable and accrued liabilities	1,135,512	928,240
Net Cash Used in Operating Activities	(8,115,197)	(5,669,276)

Investing Activities
Trademarks	(6,117)	—
Net Cash Used in Investing Activities	(6,117)	—

Financing Activities
Gross proceeds from the issuances of common stock under the ATM program	124,659,368	4,138,022
Payment of offering costs and commissions	(4,207,920)	(421,657)
Net proceeds from the exercise of stock options	1,243,794	—
Payments for taxes related to net share settlement of equity awards	(234,621)	(10,583)
Net Cash Provided by Financing Activities	121,460,621	3,705,782

Net Increase (Decrease) in Cash and Cash Equivalents	113,339,307	(1,963,494)
Cash and Cash Equivalents, Beginning of Period	39,990,827	28,598,445
Cash and Cash Equivalents, End of Period	$153,330,134	$26,634,951

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest paid	$—	$—
Income taxes paid	$—	$—
Non-Cash Financing Activities:
Payment of accrued liabilities with common stock	$15,000	$15,000
Common stock issued for prepaid consulting services	$300,000	$180,000

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

The Company’s financial instruments consisted principally of cash and cash equivalents, accounts payable and accrued liabilities. The carrying amounts of cash, accounts payable and accrued liabilities are considered to be Level 1 measurements, because of the short-term nature of those instruments. Cash equivalents are primarily composed of U.S. Treasury instruments having maturity dates of 30 to 90 days. The Company purchased $116.7 million of U.S. Treasury instruments during the nine months ended September 30, 2025.

The following table summarized the valuation of the Company’s financial instruments that fell within the fair value hierarchy (rounded in millions) at September 30, 2025:

	Level I	Level II	Level III
Cash and cash equivalents	$56.6	$96.7	$—
Accounts payable and accrued liabilities	$1.6	$—	$—

The following table summarized the valuation of the Company’s financial instruments that fell within the fair value hierarchy (rounded in millions) at December 31, 2024:

	Level I	Level II	Level III
Cash and cash equivalents	$40.0	$—	$—
Accounts payable and accrued liabilities	$0.4	$—	$—

Certain Risks and Uncertainties

The Company’s cash and cash equivalents are sufficient to pay for the Company’s research and development (R&D) and operations for the next year. However, given the long-term nature of the R&D activities that are expected to be necessary prior to commercialization, the Company will need additional funding and/or in-kind support via a combination of strategic alliances, government grants, commercial loans, further offerings of equity securities, or an offering of debt securities in order to support its future R&D activities required to further enhance and complete the development and commercialization of its fuel products.

There can be no assurance that the Company will be able to successfully continue to conduct its operations if there is a lack of financial resources available in the future to continue its fuel development activities, and a failure to do so would have a material adverse effect on the Company’s future R&D activities, financial position, results of operations, and cash flows. Also, the success of the Company’s operations will be subject to other numerous contingencies, some of which are beyond management’s control. These contingencies include general and regional economic conditions, contingent liabilities, potential competition with other nuclear fuel developers, including those entities developing accident tolerant fuels, changes in government regulations, risks related to the R&D of the Lightbridge Fuel™, regulatory approval of the Company’s fuel, support for nuclear power, changes in accounting and taxation standards, inability to achieve overall short-term and long-term R&D milestones toward commercialization, future impairment charges to the Company’s assets, and global or regional catastrophic events. The Company may also be subject to various additional political, economic, and other uncertainties.

The Company is engaged in significant R&D activities to advance its nuclear fuel technology at Idaho National Laboratory (INL). For the three and nine months ended September 30, 2025, R&D expenses associated with activities conducted at INL accounted for 41% and 45% of the Company’s total R&D expenditure, respectively. For the three and nine months ended September 30, 2024, R&D expenses associated with activities conducted at the INL accounted for 32% and 36% of the Company’s total R&D expenditure, respectively. The Company currently relies on INL for developing, testing and evaluating its nuclear fuel. Any disruption in access to INL’s resources, including changes in government policies, facility downtime, regulatory constraints, or unforeseen operational challenges could have a material adverse effect on the Company’s current ability to advance its R&D activities.

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

The outstanding securities noted below have been excluded from the computation of diluted weighted shares outstanding for the three and nine months ended September 30, 2025 and 2024, as they would have been anti-dilutive due to the Company’s losses at September 30, 2025 and 2024 and also because the exercise price of certain of these outstanding securities was greater than the average closing price of the Company’s common stock.

	Three and Nine Months Ended
	September 30,
	2025	2024
Stock options outstanding	263,630	547,362
Restricted stock awards (RSAs) outstanding	2,113,036	545,992
Total	2,376,666	1,093,354

Note 3. Prepaid Project Costs and Other Long-Term Assets

In 2022, the Company entered into two agreements with INL, in collaboration with the Department of Energy (DOE), to support the development of Lightbridge Fuel™. At the time of signing, the Company made advance payments for future project work totaling $0.4 million to Battelle Energy Alliance, LLC (BEA), the DOE’s operating contractor for INL. In May 2023, the Company and INL modified the agreements to extend the contract term to May 2029, aligning it with the duration of the irradiation testing, and increasing the advance payments by $0.1 million to a total of $0.5 million.

As of September 30, 2025, and December 31, 2024, the Company’s prepaid project costs were $0.3 million and $0.5 million, respectively.

Note 4. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following (rounded in millions):

	September 30,	December 31,
	2025	2024
Trade payables	$0.5	$0.2
Accrued research and development expenses	—	0.1
Accrued bonus	0.9	—
Accrued professional and consulting fees	0.2	0.1
Total	$1.6	$0.4

Note 5. Commitments and Contingencies

Operating Leases

The Company leased office space for a 12-month term from January 1, 2025 through December 31, 2025 with a monthly payment of approximately $8,000. The future minimum lease payments required under the non-cancellable operating leases for 2025 total approximately $24,000. Total rent expense for the three and nine months ended September 30, 2025 was approximately $25,000 and $75,000, respectively. Total rent expense for the three and nine months ended September 30, 2024 was approximately $24,000 and $73,000, respectively.

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

For the three and nine months ended September 30, 2025, the Company recorded $0.8 million and $2.4 million in R&D expenses associated with INL, respectively. For the three and nine months ended September 30, 2024, the Company recorded $0.4 million and $1.1 million in R&D expenses associated with INL, respectively.

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

On October 6, 2025, the Company and BEA entered into Modification No. 3 to the SPPA extending the duration of this umbrella agreement from 7 years to 12 years. On November 5, 2025, the Company and BEA entered into Modification No. 1 to the CRADA with INL, extending the period of performance from September 27, 2029 to September 27, 2032.

After accounting for Modification No. 4, cash payments from Lightbridge to BEA under both CRADA and SPPA are estimated at approximately $6.8 million on a cost reimbursable basis over the performance periods. The balance of the PTS obligations as of September 30, 2025 was $2.0 million. These PTS obligations are generally cancellable with 30 days’ notice and therefore, are not considered firm commitments.

Romania Feasibility Study

On October 16, 2023, the Company engaged Institutul de Cercetări Nucleare Pitești, a subsidiary of Regia Autonoma Tehnologii pentru Energia Nucleara (RATEN ICN) in Romania to perform an engineering study to assess the compatibility and suitability of Lightbridge Fuel™ for use in Canada Deuterium Uranium (CANDU) reactors. The total price of approximately $0.2 million was payable in three installments, including an advance payment of $0.1 million and an interim milestone payment and final payment totaling approximately $0.1 million. The Company made its final payment in December 2024 when the study was completed. The Company has no further obligations under the agreement. For the three and nine months ended September 30, 2025, the Company recorded $0 million in R&D expenses associated with RATEN ICN feasibility study. For the three and nine months ended September 30, 2024, the Company recorded zero and $0.1 million, respectively in R&D expenses associated with RATEN ICN feasibility study.

FEED Study with Centrus Energy for a Lightbridge Pilot Fuel Fabrication Facility

On December 5, 2023, the Company entered into an agreement with Centrus Energy to conduct a front-end engineering and design (FEED) study to evaluate deployment of a Lightbridge Pilot Fuel Fabrication Facility (LPFFF) at the American Centrifuge Plant in Piketon, Ohio. The Company made its final payment in December 2024 for the study that was completed in 2024 and has no further obligations under the agreement. For the three and nine months ended September 30, 2025, the Company recorded $0 million in R&D expenses associated with this FEED study. For the three and nine months ended September 30, 2024, the Company recorded $0.1 million and $0.3 million, respectively in R&D expenses associated with this FEED study.

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

Common Stock and Common Stock Equivalents Outstanding

At September 30, 2025, the Company had a total of 30,648,611 shares of common stock and common stock equivalents outstanding, comprised of 30,384,981 common shares outstanding (including outstanding RSAs totaling 2,113,036 shares) and stock options to purchase 263,630 shares of common stock (of which 250,547 stock options were vested).

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

Common Stock Equity Offerings

At-the-Market (ATM) Offerings

On May 28, 2019, the Company entered into an at-the-market equity offering sales agreement with Stifel, Nicolaus & Company, Incorporated (Stifel), which was amended on April 9, 2021 and May 8, 2024, pursuant to which the Company issued and sold shares of its common stock from time to time through Stifel as the Company’s sales agent. Under this amended agreement, the Company paid Stifel a commission equal to 3.0% of the aggregate gross proceeds of any sales of common stock under the agreement. This agreement was terminated on May 30, 2025. Sales of the Company’s common stock through Stifel, were made by any method that is deemed to be an at-the-market (ATM) equity offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended.

The Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (SEC) on March 29, 2024, registering the sale of up to $75.0 million of the Company’s securities that was declared effective on April 19, 2024. On May 10, 2024, the Company filed a prospectus supplement, which was further supplemented on July 19, 2024 and August 9, 2024 (collectively, the First Prospectus Supplement), pursuant to which the Company offered and sold shares of common stock having an aggregate offering price of up to $12.6 million from time to time through an ATM offering. The Company exhausted all capacity under the First Prospectus Supplement. On November 22, 2024, the Company filed a prospectus supplement (the Second Prospectus Supplement) pursuant to which the Company offered and sold shares of common stock having an aggregate offering price of up to $45.0 million from time to time through an ATM offering. The Company exhausted all capacity under the Second Prospectus Supplement.

The Company filed a shelf registration statement on Form S-3 (File No. 333-287563) on May 23, 2025 registering the sale of up to $150.0 million of the Company’s securities that was declared effective on June 4, 2025. On June 5, 2025, the Company filed a prospectus supplement (the June Prospectus Supplement) pursuant to which the Company may issue and sell from time to time up to $75.0 million of its shares of common stock through the Company’s new sales agent, Jefferies LLC (Jefferies).

On June 5, 2025, the Company entered into an Open Market Sale AgreementSM (the Sales Agreement) with Jefferies pursuant to which the Company may issue and sell from time to time shares of its common stock through Jefferies as the Company’s sales agent. Sales of the Company’s common stock through Jefferies, if any, will be made by any method that is deemed to be an “at-the-market” equity offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-287563) , and the base prospectus filed as part of such registration statement and a prospectus supplement.

On September 26, 2025, the Company filed a prospectus supplement (the September Prospectus Supplement) pursuant to which the Company may issue and sell from time to time up to $75.0 million of its shares of common stock through Jefferies.

The Company records its ATM sales on a settlement date basis. The Company sold 9,854,669 shares under the ATM for the nine months ended September 30, 2025 resulting in net proceeds of $120.4 million (stock issuance costs were approximately $4.2 million). The Company sold 1,436,821 shares under the ATM for the nine months ended September 30, 2024 resulting in net proceeds of $3.7 million (stock issuance costs were approximately $0.4 million).

For the three months ended September 30, 2025, the Company sold 3,612,403 shares under the ATM, resulting in net proceeds of $57.3 million (stock issuance costs were approximately $2.0 million). For the three months ended September 30, 2024, the Company sold 608,690 shares under the ATM, resulting in net proceeds of $1.5 million (stock issuance costs were approximately $0.1 million).

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

The total number of shares of common stock available for future issuance under the 2020 Plan was 2,008,361 shares and 1,471,026 shares at September 30, 2025 and 2024, respectively.

Stock Options

Stock options issued to the Company’s employees, directors and consultants are summarized as follows for the nine months ended September 30, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2024	464,940	$16.24	3.07	$184,818
Granted	12,418	10.33		—
Exercised	(195,855)	6.35		1,834,474
Forfeited	—	—		—
Expired	(17,873)	75.60		—
Outstanding, September 30, 2025	263,630	$19.28	2.35	2,045,064
Vested and expected to vest, end of the period	263,630	$19.28	2.35	2,045,064
Options exercisable, end of the period	250,547	$20.04	2.01	$1,829,575

For the nine months ended September 30, 2025 and 2024, the Company issued 12,418 and 71,330 stock options, respectively, to two consultants. The 12,418 stock options and the 71,330 stock options were assigned a fair value of $6.85 per share and $1.19 per share, respectively (total fair value of $85,000 for each grant). The weighted-average grant-date exercise price per share of the stock options granted for the nine months ended September 30, 2025 and 2024, was $10.33 and $2.91, respectively.

The intrinsic value is calculated as the difference between the fair value of the Company’s common stock and the exercise price of the stock options. The fair value of the Company’s common stock was $21.21 per share and $2.80 per share at September 30, 2025 and 2024, respectively.

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

The following assumptions were used in the Black-Scholes pricing model to determine the fair value of stock options granted for the nine months ended September 30, 2025 and 2024:

Nine Months Ended
September 30,
	2025	2024
Expected volatility	109.24% - 117.44%	75.36% - 92.89%
Risk free interest rate	3.80% - 3.95%	3.76% - 4.54%
Dividend yield rate	—	—
Expected life	2-6 years	2-6 years
Closing price per share - common stock	$9.42 - $15.13	$2.49 - $2.62

As of September 30, 2025, total unrecognized compensation cost related to option awards was $47,813, which is expected to be recognized over a remaining weighted-average vesting period of 2.26 years. As of September 30, 2024, total unrecognized compensation cost related to option awards was $47,853, which was expected to be recognized over a remaining weighted-average vesting period of 2.26 years.

Exercise of Options

For the three and nine months ended September 30, 2025, the Company received approximately $0.6 million and $1.2 million in net proceeds from the exercise of 96,141 and 195,855 stock options by employees and consultants, respectively. There were no options exercised for the nine months ended September 30, 2024.

Common Stock

Consultants’ Stock Issuances

For the nine months ended September 30, 2025 and 2024, the Company issued 6,302 shares (with an average stock price of $7.14 per share) and 13,201 shares (with an average stock price of $3.41 per share) of common stock, respectively, to its investor relations firm for services provided during the period, which were recorded as stock-based compensation expense. These shares vested immediately upon issuance. The expense recorded for these share issuances was $15,000 for each quarter. The shares were valued based on the closing market price of the Company’s common stock on the date of grant.

On August 19, 2024, the Company issued an equity grant valued at $180,000 to a consulting and investment research firm, for corporate advisory services to be provided over a twelve-month period, and preparation and dissemination of a report regarding the Company, which resulted in issuing the consultant 71,713 shares of common stock on the grant date, valued at $2.51 per share. These shares vested immediately upon issuance and are not forfeitable. The compensation cost of $180,000 began to be recognized on a straight-line basis over the requisite service period and fully amortized to stock-based compensation expense in the condensed consolidated statement of operations for the nine months ended September 30, 2025.

On August 29, 2025, the Company issued an equity grant valued at $300,000 to the same consulting and investment research firm, for corporate advisory services to be provided over a twelve-month period, which resulted in issuing the consultant 19,828 shares of common stock on the grant date, valued at $15.13 per share. These shares vested immediately upon issuance and are not forfeitable. The compensation cost of $300,000 began to be recognized on a straight-line basis over the requisite service period. Approximately $25,000 was recorded to stock-based compensation expense in the condensed consolidated statement of operations for the nine months ended September 30, 2025.

As of September 30, 2025, the unrecognized compensation cost of approximately $275,000 was recorded under prepaid expenses and other current assets on the accompanying condensed consolidated balance sheet, which is expected to be recognized over a remaining service period of 0.92 years.

Restricted Stock Awards (RSAs)

RSAs are awards of common stock that are legally issued and outstanding. RSAs are subject to time-based restrictions on transfer and unvested portions are generally subject to a risk of forfeiture if the award recipient ceases providing services to the Company prior to the lapse of the restrictions or does not meet certain performance conditions.

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

The following summarizes the Company’s restricted stock award activity and the RSAs outstanding:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Outstanding, December 31, 2024	781,864	$5.19	$3,698,217
Awards granted (including performance-based RSAs of 1,125,000 shares)	1,467,940	13.50	19,821,822
Awards vested	(136,768)	6.10	1,346,731
Awards forfeited	—	—	—
Outstanding, September 30, 2025	2,113,036	$10.91	$44,817,494

The aggregate fair value was calculated as the fair value of the Company’s common stock. The fair value of the Company’s common stock was $21.21 per share and $2.80 per share at September 30, 2025 and 2024, respectively. The fair value of the RSAs vested for the nine months ended September 30, 2025 and 2024 was $1.3 million and $0 million, respectively.

As of September 30, 2025, total unrecognized compensation cost related to RSAs was $20.5 million, which is expected to be recognized over a remaining weighted-average vesting period of 2.57 years. As of September 30, 2024, total unrecognized compensation cost related to RSAs was $1.45 million, which is expected to be recognized over a remaining weighted-average vesting period of 1.64 years.

August 28, 2025 – Equity Grant of 1,800,000 shares of Restricted Stock Awards Program

On August 28, 2025, the Board of Directors approved an aggregate restricted stock award program of 1.8 million shares of common stock. Pursuant to this approval, on August 28, 2025, the Company granted 1.1 million restricted stock awards with an aggregate grant-date fair value of approximately $17.1 million to its executives, directors, and employees. These awards consisted of 275,000 RSAs and 825,000 performance-based restricted stock awards (PSAs). The total value of approximately $17.1 million was based on the Company’s closing stock price of $15.54 per share on the grant date. The remaining portion of the Board-approved program has been authorized for future issuance by management, subject to applicable conditions.

The first tranche of 275,000 RSAs are subject to service-based vesting, with the shares vesting in three equal installments on the first, second and third anniversaries of the date of grant. These shares were included in the total outstanding common shares as of September 30, 2025 due to their voting rights. These awards were valued at approximately $4.3 million. The Company recognized $0.1 million in stock-based compensation expense for the three and nine months ended September 30, 2025.

The second tranche of 825,000 PSAs are subject to both service-based and performance-based vesting conditions. The PSAs have three specific R&D fuel milestones relating to key technical development and commercialization objectives of the Company’s R&D fuel program and one specific financial milestone vesting in unequal tranches based on which milestone is certified. Each milestone applies only to a separate portion of the 825,00 PSAs. The respective portions of each tranche will vest upon the later of achievement and Board or Compensation Committee certification of operational milestones and is subject to (i) the grantee’s continued service through the certification date and (ii) the grantee having completed at least twelve months of continuous service with Lightbridge as of the operational milestone achievement date. The performance period for achieving these operational milestones extend from the grant date to December 31, 2028. Any unvested shares will be forfeited if the corresponding operational and financial milestones are not achieved by December 31, 2028 or if the grantee’s service with the Company ends prior to vesting.

As of the grant date and September 30, 2025, management concluded that the performance conditions associated with these performance milestones were probable of achievement. In accordance with ASC 718, the Company applied the graded vesting attribution amortization to the related RSAs from the grant date through each milestone’s estimated achievement date. These awards were valued at approximately $12.8 million. The Company recognized $0.4 million in stock-based compensation expense for the three and nine months ended September 30, 2025.

April 3, 2025 – Equity Grant of 300,000 Performance-Based Restricted Stock Awards

On April 3, 2025, the Company granted 300,000 PSAs to certain executives, key employees, and consultants under the 2020 Equity Incentive Plan. These awards were valued at approximately $2.1 million in total, based on the Company’s closing stock price of $6.99 per share on April 7, 2025, which was the final date of communication with the certain executives, key employees and consultants regarding the awards.

These PSAs are subject to both service-based and performance-based vesting conditions. The performance condition requires the successful insertion of the Company’s coupon fuel samples into the Advanced Test Reactor at INL by December 31, 2026 and is subject to the grantees continuous service over a three-year period from the grant date.

As of the grant date and September 30, 2025, management concluded that the performance condition was probable of achievement. The Company recognized $0.4 million in stock-based compensation expense for the three months ended September 30, 2025, and $0.6 million for the nine months ended September 30, 2025.

Director Compensation - Equity-Settled Awards

On March 12, 2025, the Board of Directors granted 57,940 RSAs to its five independent directors for their service during the year ending December 31, 2025. The awards were valued at $0.5 million, based on the Company’s closing stock price of $8.63 per share on the grant date.

These RSAs vest in four equal quarterly installments, beginning March 31, 2025. As of September 30, 2025, a total of 43,455 shares had vested. The Company recognized $0.1 million in stock-based compensation expense for the three months ended September 30, 2025, and $0.4 million for the nine months ended September 30, 2025.

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

Restricted Stock Awards Modification and Net Share Settlements for Payments of Withholding Taxes

In March 2025, the Company accelerated the vesting of 70,710 RSAs in connection with a separation agreement with a former employee, resulting in approximately $0.5 million of stock-based compensation expense, including $0.3 million of incremental fair value. This expense was recognized in the first quarter of 2025 and is included in the results for the nine-month period ended September 30, 2025.

RSAs Summary - 2025 and 2024

As of September 30, 2025 and December 31, 2024, the Company had 2,113,036 shares (including performance-based RSAs of 1,125,000 shares) and 781,864 shares (including performance-based RSAs of 0 share) of RSAs, respectively, included in its total issued and outstanding common stock

For the nine months ended September 30, 2025 and 2024, the Company recorded $3.2 million and $1.1 million, respectively, in stock-based compensation expense related to RSAs granted. For the three months ended September 30, 2025 and 2024, the Company recorded $1.6 million and $0.4 million, respectively, in stock-based compensation expense related to RSAs granted.

Stock-Based Compensation Expense

Total non-cash stock-based compensation expense recorded related to options and RSAs included in the Company’s unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024 are as follows (rounded in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Research and development expenses	$0.5	$0.1	$0.9	$0.2
General and administrative expenses	1.1	0.3	2.7	1.0
Total stock-based compensation expense	$1.6	$0.4	$3.6	$1.2

Note 8. Segment Reporting

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker (CODM), or decision-making group, in deciding how to allocate resources in assessing performance. The Company has one reportable business segment: nuclear fuel technology. This segment consists of the research and development and commercialization of its nuclear fuel. The Company’s CODM is the chief executive officer.

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

The CODM uses segment net loss to allocate resources predominantly in the annual budget and forecasting process and uses that measure as a basis for evaluating progress toward R&D milestones. The CODM uses cash forecast models in deciding how to invest into the segment. R&D expenses, general and administrative (G&A) expenses are included in segment net loss and used to monitor budget versus actual results. Monitoring budgeted versus actual results is used in assessing performance of the segment, while R&D milestones scorecard results and scorecard G&A budgeted results are used in establishing management’s incentive compensation.

The table below summarizes the significant expense categories regularly provided to the CODM for the three and nine months ended September 30, 2025 and 2024 (rounded in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue	$—	$—	$—	$—
General and administrative	3.2	1.7	9.2	5.6
Research and development
INL project	0.8	0.4	2.4	1.1
Romania feasibility study	—	—	—	0.1
Centrus Energy FEED study	—	0.1	—	0.3
Allocated employee compensation and stock-based compensation	0.9	0.5	2.3	1.2
Other outside R&D expenses	0.3	0.3	0.6	0.5
Total research and development	$2.0	$1.3	$5.3	$3.2
Other segments items(1)	(1.1)	(0.3)	(2.1)	(1.0)
Net loss	$(4.1)	$(2.7)	$(12.4)	$(7.8)

(1) Other segment items include interest income.

Note 9. Subsequent Events

ATM Sales

Sales of common stock under the Company’s ATM from October 1, 2025 to November 6, 2025 amounted to 1,891,613 shares, which resulted in total net proceeds of approximately $42.0 million, stock issuance costs were approximately $1.3 million.

Safety Analysis Code Development Agreement

On October 27, 2025, Lightbridge Corporation entered into an Agreement for Safety Analysis Codes and Services for Lightbridge Fuel Designs with Numerical Advisory Solutions, LLC (“NAS”). Under the agreement, NAS will develop customized safety-analysis computer codes, models, and documentation to evaluate Lightbridge’s proprietary metallic uranium-zirconium fuel designs for water-cooled reactors. The firm-fixed-price contract totals approximately $0.8 million and will commence in the fourth quarter of 2025. All deliverables, including related intellectual-property rights, will be owned by Lightbridge.

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

•

the other risks and uncertainties identified in Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2024 and Quarterly Report for the period ended June 30, 2025.

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

Recent Developments of Lightbridge Fuel™

Loading of Capsules Containing Lightbridge Fuel Material Samples for Irradiation Testing

On October 9, 2025 we announced the successful completion of the loading of capsules containing Lightbridge Fuel material samples comprised of enriched uranium‑zirconium alloy, recently manufactured at INL, into an experiment assembly. The experiment assembly was inserted into the ATR for irradiation testing in October 2025.

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

We anticipate that the initial phase of work under the two agreements that has been released will culminate in the insertion of extruded unclad fuel material samples using enriched uranium supplied by the DOE for irradiation testing in the ATR at INL. The initial phase of work aims to generate irradiation performance data for Lightbridge’s delta-phase uranium-zirconium alloy relating to various thermophysical properties. The data will support fuel performance modeling and regulatory licensing efforts for commercial deployment of Lightbridge Fuel™. We use a rolling wave planning approach for project management purposes on the released scopes of work. It is an iterative planning technique in which the work to be accomplished in the near term is planned in detail, while work further in the future is planned at a higher level. As such, periodic revisions to the scope and/or cost estimates are anticipated.

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

On March 18, 2025, the Company and BEA entered into Modification No. 4 to PTS No. 1 under the SPPA, dated December 9, 2022, as amended on May 23, 2023, March 26, 2024 and October 24, 2024, by and between the Company and BEA. Pursuant to the terms of Modification No. 4, the potential amounts payable by the Company to reimburse BEA for its expenses and employee time were increased by approximately $0.6 million, bringing the total estimated cost for the work to be performed under the “umbrella” SPPA to $2.6 million.

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

On October 6, 2025, the Company and BEA entered into Modification No. 3 to the SPPA extending the duration of this umbrella agreement from 7 years to 12 years. On November 5, 2025, the Company and BEA entered into Modification No. 1 to the CRADA with INL, extending the period of performance from September 27, 2029 to September 27, 2032.

After accounting for all modifications, cash payments from Lightbridge to Battelle under both CRADA and SPPA are estimated at approximately $6.8 million on a cost reimbursable basis over the performance periods. The balance of the obligations as of September 30, 2025 was $2.0 million. These obligations are generally cancellable with 30 days’ notice and, therefore, are not considered firm commitments.

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

We anticipate that subsequent phases of work under the two umbrella agreements that have not yet been released may include post-irradiation examination of the irradiated fuel material coupons, loop irradiation testing in the ATR, and post-irradiation examination of one or more uranium-zirconium fuel rodlets, transient experiments in the Transient Reactor Test Facility at INL, Fuel Qualification Plan support, safety analysis modeling development and support, as well as fuel thermo-mechanical modeling development and support.

Safety Analysis Code Development Agreement

On October 27, 2025, we entered into an Agreement for Safety Analysis Codes and Services for Lightbridge Fuel Designs with Numerical Advisory Solutions, LLC (“NAS”), a provider of nuclear engineering analysis software. Under the agreement, NAS will perform code-development, benchmarking, and modeling services to support the creation of Lightbridge’s proprietary fuel-safety analysis methods and the adaptation of industry-standard computer codes for the Lightbridge Fuel™ helical-cruciform metallic U-Zr design.

The work scope includes hold-point reviews and deliverable acceptance by Lightbridge with an estimated completion window between October 2026 through January 2027. The total contract value is approximately $0.8 million, with milestone-based payments. The resulting software and analysis models will be owned by Lightbridge and are expected to strengthen Lightbridge’s internal capability to perform reactor safety analyses in support of future regulatory submissions and commercial fuel demonstrations.

Romania Feasibility Study of Lightbridge Fuel™ for use in CANDU reactors

On October 16, 2023, we engaged Institutul de Cercetări Nucleare Pitești, a subsidiary of Regia Autonoma Tehnologii pentru Energia Nucleara (RATEN ICN) to perform an engineering study to assess the compatibility and suitability of Lightbridge Fuel™ for use in Canada Deuterium Uranium (CANDU) reactors. This assessment covers key areas including mechanical design, neutronics analysis, and thermal and thermal-hydraulic evaluations. The findings from this engineering study will play an important role in guiding future economic evaluations and navigating potential regulatory licensing-related issues for potential use of Lightbridge Fuel™ in CANDU reactors.

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

In August 2025, we entered into an agreement with RATEN ICN (the 2025 RATEN ICN Agreement) to design and conduct irradiation test(s) for several Lightbridge fuel rodlets, with the objective of irradiating the rodlets to one or more target discharge burnups and subjecting the irradiated rodlets to Post Irradiation Examination. In accordance with the terms of the 2025 RATEN ICN Agreement, the work will occur in two phases: (1) In Phase 1, ICN RATEN will conduct scoping studies to develop preliminary experiment designs, evaluate infrastructure and equipment needs, and obtain cost and schedule estimates for potential new driver fuel; (2) In Phase 2, ICN RATEN will implement refurbishments, procure equipment and driver fuel as needed, finalize experiment design, fabricate and operate the test assembly, and complete post-irradiation examination. Lightbridge will be responsible for supplying experimental fuel rodlets for use in the irradiation tests. The Phase 1 work began in August 2025 at a cost of $35,000.

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

•

Fabrication: Continue manufacturing efforts relating to establishing a manufacturing process for the co-extrusion of cladded rodlets for loop irradiation testing and other fuel testing. In addition, we plan to complete site selection and begin deployment of a Lightbridge Expandable Fuel Fabrication Facility with capacity to produce fuel samples, fuel coupons, fuel rodlets, and full-length fuel rods for lead test rods and lead test assemblies for demonstration of our fuel in commercial reactors.

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

While we continue to target LTAs with our metallic fuel in commercial reactors in the 2030s, there are several potential developments that, if successful, could accelerate our anticipated timelines. These developments include:

•

Expedited nuclear fuel testing through advanced modeling and simulation, as well as potential use of accelerated irradiation techniques, such as the use of high-enriched uranium in so called Fission Accelerated Steady-state Test type experiments;

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make a variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. For a discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our financial statements, please see “Critical Accounting Estimates” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 3, 2025. There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2025.

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

OPERATIONS REVIEW

Financial information is included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Condensed Consolidated Results of Operations - Three Months Ended September 30, 2025 and 2024

The following table presents our historical operating results and the change in amounts for the periods indicated (rounded to millions):

	Three Months Ended		Increase	Increase
	September 30,		(Decrease)	(Decrease)
	2025	2024	Change $	Change %
Operating Expenses
General and administrative	$3.2	$1.7	$1.5	88%
Research and development	$2.0	$1.3	$0.7	54%
Total Operating Expenses	$5.2	$3.0	$2.2	73%

Operating Loss	$(5.2)	$(3.0)	$2.2	73%
Interest income	$1.1	$0.3	$0.8	267%
Net loss before Income Taxes	$(4.1)	$(2.7)	$1.4	52%

Net Loss	$(4.1)	$(2.7)	$1.4	52%

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

G&A expenses increased by $1.5 million for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The increase primarily consisted of an increase in professional fees of $0.6 million, an increase in consulting fees of $0.1 million, and an increase in stock-based compensation of $0.8 million. The increase was primarily attributable to an increase in grants of performance-based restricted stock awards ( PSAs).

Total stock-based compensation included in G&A expenses was $1.1 million and $0.3 million for three months ended September 30, 2025 and September 30, 2024, respectively.

Research and Development

R&D expenses consist primarily of costs associated with our CRADA and SPPA agreements with INL, employee compensation and related fringe benefits including stock-based compensation and related allocable overhead costs for the R&D of our fuel.

The following table presents our total R&D expenses, including internal costs and other outside R&D costs, for the three months ended September 30, 2025 and 2024 (rounded to millions):

	Three Months Ended
	September 30,
	2025	2024
INL Project	$0.8	$0.4
Centrus Energy front-end engineering and design (FEED) study	—	0.1
Allocated employee compensation and stock-based compensation expenses	0.9	0.5
Other R&D expenses	0.3	0.3
Total	$2.0	$1.3

R&D expenses increased by $0.7 million for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, due to the increase in R&D activities related to the development of Lightbridge Fuel™. This increase primarily consisted of an increase in INL project labor costs of $0.4 million, an increase in allocated employee compensation and stock-based compensation expenses of $0.4 million and an increase in consulting fees of $0.1 million, partially offset by a decrease in R&D expenses related to the Centrus Energy FEED study of $0.1 million, which was completed in 2024, and a decrease in IT expenses of $0.1 million.

Total stock-based compensation included in research and development expenses was $0.5 million and $0.1 million for the three months ended September 30, 2025 and 2024, respectively.

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

Interest Income

Interest income increased by $0.8 million for the three months ended September 30, 2025, driven by higher cash balances from our ATM sales. The additional cash generated was deployed in purchasing treasury bills and deposited into bank savings, which collectively yielded greater interest income compared to the same period in 2024.

Condensed Consolidated Results of Operations – Nine Months Ended September 30, 2025 and 2024

The following table presents our historical operating results and the change in amounts for the periods indicated (rounded to millions):

	Nine Months Ended		Increase	Increase
	September 30,		(Decrease)	(Decrease)
	2025	2024	Change $	Change %
Operating Expenses
General and administrative	$9.2	$5.7	$3.5	61%
Research and development	$5.3	$3.2	$2.1	66%
Total Operating Expenses	$14.5	$8.9	$5.6	63%

Operating Loss	$(14.5)	$(8.9)	$5.6	63%
Interest Income	$2.1	$1.0	$1.1	110%
Net loss before Income Taxes	$(12.4)	$(7.9)	$4.5	57%

Net Loss	$(12.4)	$(7.9)	$4.5	57%

Operating Expenses

General and Administrative

G&A expenses increased by $3.5 million for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The increase primarily consisted of an increase in professional fees of $1.3 million, an increase in consulting fees of $0.3 million, an increase in IT services fees of $0.1 million, an increase in employee compensation and employee benefits of $0.1 million, and an increase in stock-based compensation of $1.7 million primarily due to the accelerated vesting of RSAs issued to a former employee of $0.5 million and an increase in grants of PSAs of $1.2 million.

Total stock-based compensation included in G&A expenses was $2.7 million and $1.0 million for nine months ended September 30, 2025 and September 30, 2024, respectively.

Research and Development

The following table presents our total R&D expenses, including internal costs and other outside R&D costs, for the nine months ended September 30, 2025 and 2024 (rounded to millions):

	Nine Months Ended
	September 30,
	2025	2024
INL project	$2.4	$1.1
Romania feasibility study	—	0.1
Centrus Energy FEED study	—	0.3
Allocated employee compensation and stock-based compensation expenses	2.3	1.2
Other R&D expenses	0.6	0.5
Total	$5.3	$3.2

R&D expenses increased by $2.1 million for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, due to the increase in R&D activities related to the development of Lightbridge Fuel™. This increase primarily consisted of an increase in INL project labor costs of $1.3 million, an increase in allocated employee compensation and stock-based compensation expenses of $1.1 million, and an increase in consulting services fees of $0.1 million included in Other R&D expenses, partially offset by a decrease in R&D expenses related to the Romania feasibility study and Centrus Energy FEED study of $0.4 million, both of which studies were completed in 2024.

Total stock-based compensation included in research and development expenses was $0.9 million and $0.2 million for the nine months ended September 30, 2025 and 2024, respectively.

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

Interest Income

Interest income increased by $1.1 million for the nine months ended September 30, 2025, driven by higher cash balances from our ATM sales. The additional cash generated was deployed in purchasing treasury bills and deposited into bank savings, which collectively yielded greater interest income compared to the same period in 2024.

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

Short-Term Liquidity and Capital Resources

As of September 30, 2025, we had cash and cash equivalents of $153.3 million, compared to $40.0 million as of December 31, 2024, an increase of $113.3 million. During the nine months ended September 30, 2025, we raised net proceeds of $120.4 million from the sale of approximately 9.9 million shares of common stock. Our net cash used in operating activities for the nine months ended September 30, 2025, was $8.1 million.

We believe that our existing cash and cash equivalents of $153.3 million as of September 30, 2025, together with any additional sources such as cash flows from potential financing and ATM proceeds will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months from the date of this filing. Given the uncertainties inherent in our R&D programs and the industry, we cannot precisely estimate our total cash requirements over the next 12 months. We expect these expenditures to increase over time as we advance the development and potential commercialization of our Lightbridge Fuel™. While we do not anticipate any material incoming cash flows from operations in the near term, we expect to continue funding our business primarily through our ATM equity offering.

Long-Term Liquidity and Capital Requirements

Beyond 12 months, we expect to require additional capital to continue R&D activities over a protracted time period as we advance the development and potential commercialization of our Lightbridge Fuel™.

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

Sources of Liquidity

Our current primary source of liquidity is cash on hand and potential proceeds from our ATM equity offering. On June 5, 2025, we entered into an Open Market Sale Agreement with Jefferies LLC (Jefferies) to offer and sell up to $75.0 million of our common stock, from time to time, pursuant to our effective shelf registration statement on Form S-3 (File No. 333-287563), filed on May 23, 2025, and declared effective on June 4, 2025. Sales under the ATM will be made pursuant to the base prospectus filed as part of the shelf registration and the prospectus supplement filed on September 26, 2025.

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

Cash Flow

The following table provides detailed information about our net cash flows for the nine months ended September 30, 2025 and 2024 (rounded in millions):

	Nine Months Ended
	September 30,
	2025	2024
Net Cash Used in Operating Activities	$(8.1)	$(5.7)
Net Cash Used in Investing Activities	—	—
Net Cash Provided by Financing Activities	121.4	3.7
Net Increase (Decrease) in Cash and Cash Equivalents	$113.3	$(2.0)

Operating Activities

Cash used in operating activities increased by $2.4 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. This increase was primarily due to increased spending on R&D and G&A expenses.

Financing Activities

Cash provided by financing activities increased by $117.7 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. This increase was primarily due to an increase in the net proceeds received from the issuance of common stock under our ATM offering of $116.7 million and net proceeds from the exercise of stock options of $1.2 million, partially offset by an increase in net share settlement of equity awards for the payment of withholding taxes of $0.2 million.

Cash provided by our ATM offering was $120.4 million (sale of approximately 9.9 million common shares) and $3.7 million (sale of approximately 1.4 million common shares) for the nine months ended September 30, 2025 and 2024, respectively.

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

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.

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

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 and the Form 10-Q for the quarter ended June 30, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

Trading Arrangements

The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended September 30, 2025, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”) and was adopted during an open insider trading window and no sales will commence under the plan until completion of the required cooling off period under Rule 10b5-1, were as follows:

Name	Title	Action	Date Adopted	Expiration Date	Aggregate # of Securities to be Purchased/Sold
Seth Grae(1)	Chief Executive Officer and Chairman of the Board	Adoption	9/30/2025	12/30/2026	98,711
Andrey Mushakov(2)	Executive Vice President of Fuel Operations	Adoption	9/30/2025	12/31/2026	180,593
Mark Tobin(3)	Director	Adoption	9/30/2025	12/31/2026	15,000

(1) Seth Grae, the Chief Executive Officer and Chairman of the Board, entered into a pre-arranged stock trading plan pursuant to Rule 10b5-1 on September 30, 2025. Mr. Grae’s plan provides for the sale, subject to certain price limits, of up to 98,711 shares of the Company’s common stock in the aggregate. The plan terminates on December 30, 2026, unless terminated sooner in accordance with its terms.

(2) Andrey Mushakov, the Executive Vice President of Fuel Operations, entered into a pre-arranged stock trading plan pursuant to Rule 10b5-1 on September 30, 2025. Mr. Mushakov’s plan provides for the sale, subject to certain price limits, of up to 180,593 shares of the Company’s common stock in the aggregate. The plan terminates on December 31, 2026, unless terminated sooner in accordance with its terms.

(3) Mark Tobin, Director, entered into a pre-arranged stock trading plan pursuant to Rule 10b5-1 on September 30, 2025. Mr. Tobin’s plan provides for the sale at market price, of up to 15,000 shares of the Company’s common stock in the aggregate. The plan terminates on December 31, 2026, unless terminated sooner in accordance with its terms.

During the three months ended September 30, 2025, no other director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

EXHIBIT INDEX -

Exhibit Number	Description

10.1†	Form of Performance-Based Restricted Stock Award Agreement (incorporated by reference to the Exhibit 10.1 to the Form 8-K filed by the Company on August 29, 2025).

10.2*▲	Modification No. 3 to the Strategic Partnership Project, dated October 6, 2025, by and between the Company and Batelle Energy Alliance, LLC.

31.1*	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer.

32*	Section 1350 Certifications.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Filed or furnished herewith

† Indicates a management contract or compensatory plan.

▲ Portions of this exhibit have been omitted in compliance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTBRIDGE CORPORATION

Date: November 6, 2025	By:	/s/ Seth Grae
	Name:	Seth Grae
	Title:	President, Chief Executive Officer, and Director
(Principal Executive Officer)

	By:	/s/ Larry Goldman
	Name:	Larry Goldman
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

