Form 10-Q
period 2026-03-31
LIGHTBRIDGE Corp
filed 2026-04-30
CIK 1084554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2026

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

(Address of principal executive offices) ( Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the issuer’s common stock, as of April 28, 2026 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	35,147,061

LIGHTBRIDGE CORPORATION

FORM 10-Q

MARCH 31, 2026

PART I-FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIGHTBRIDGE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
ASSETS
Current Assets
Cash and cash equivalents	$215,671,445	$201,862,421
Prepaid expenses and other current assets	1,465,618	712,983
Total Current Assets	217,137,063	202,575,404
Other Assets
Prepaid project costs and other long-term assets	1,673,316	1,140,000
Trademarks	127,007	119,391
Total Assets	$218,937,386	$203,834,795

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,291,564	$847,451
Total Current Liabilities	1,291,564	847,451

Commitments and contingencies - Note 5

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 authorized shares, no shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value, 100,000,000 authorized shares, 35,000,312 shares and 33,407,495 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	35,000	33,407
Additional paid-in capital	407,720,844	386,719,120
Accumulated deficit	(190,110,022)	(183,765,183)
Total Stockholders’ Equity	217,645,822	202,987,344
Total Liabilities and Stockholders’ Equity	$218,937,386	$203,834,795

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTBRIDGE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2026	2025
Revenue	$—	$—

Operating Expenses
General and administrative	4,334,520	3,480,010
Research and development	3,347,627	1,665,913
Total Operating Expenses	7,682,147	5,145,923

Operating Loss	(7,682,147)	(5,145,923)

Other Income
Interest income	1,337,308	374,911
Total Other Income	1,337,308	374,911

Net Loss Before Income Taxes	(6,344,839)	(4,771,012)
Income taxes	—	—
Net Loss	$(6,344,839)	$(4,771,012)

Net Loss Per Common Share
Basic and diluted	$(0.20)	$(0.24)

Weighted Average Number of Common Shares Outstanding	32,043,868	19,547,312

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTBRIDGE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance - January 1, 2025	18,783,912	$18,784	$204,694,348	$(164,184,842)	$40,528,290
Issuance of restricted shares	57,940	58	(58)	—	—
Share settlement for withholding taxes paid upon vesting of restricted stock awards	(25,148)	(25)	(194,853)	—	(194,878)
Shares issued - registered offerings - net of offering costs of $657,914	2,605,619	2,605	20,210,590	—	20,213,195
Shares issued upon the exercise of options	45,934	46	220,651	—	220,697
Stock-based compensation for shares issued to consultants and directors	89,086	89	29,911	—	30,000
Stock-based compensation for equity awards	—	—	1,295,181	—	1,295,181
Net loss	—	—	—	(4,771,012)	(4,771,012)
Balance - March 31, 2025	21,557,343	$21,557	$226,255,770	$(168,955,854)	$57,321,473

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance - January 1, 2026	33,407,495	$33,407	$386,719,120	$(183,765,183)	$202,987,344
Issuance of restricted shares	231,418	231	(231)	—	—
Shares issued - registered offerings - net of offering costs of $628,143	1,360,213	1,361	18,585,687	—	18,587,048
Stock-based compensation for shares issued to consultants	1,186	1	14,999	—	15,000
Stock-based compensation for equity awards	—	—	2,401,269	—	2,401,269
Net loss	—	—	—	(6,344,839)	(6,344,839)
Balance - March 31, 2026	35,000,312	$35,000	$407,720,844	$(190,110,022)	$217,645,822

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTBRIDGE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2026	2025
Operating Activities
Net Loss	$(6,344,839)	$(4,771,012)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,497,269	1,355,181

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(827,635)	(266,889)
Prepaid project costs and other long-term assets	(533,316)	(173,757)
Accounts payable and accrued liabilities	438,113	556,624
Net Cash Used in Operating Activities	(4,770,408)	(3,299,853)

Investing Activities
Trademarks	(7,616)	—
Net Cash Used in Investing Activities	(7,616)	—

Financing Activities
Proceeds from sale of common stock in public offerings	19,215,191	20,871,109
Issuance costs related to sale of common stock in public offerings	(628,143)	(657,914)
Net proceeds from the exercise of stock options	—	220,697
Payments for taxes related to net share settlement of equity awards	—	(194,878)
Net Cash Provided by Financing Activities	18,587,048	20,239,014

Net Increase in Cash and Cash Equivalents	13,809,024	16,939,161
Cash and Cash Equivalents, Beginning of Period	201,862,421	39,990,827
Cash and Cash Equivalents, End of Period	$215,671,445	$56,929,988

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTBRIDGE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation, Summary of Significant Accounting Policies, and Recent Accounting Pronouncements

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Lightbridge Corporation (Lightbridge or the Company) and the Company’s wholly-owned subsidiary, Thorium Power, Inc. (TPI), a Delaware corporation. TPI is inactive, and all significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) and do not contain certain information included in the Company’s annual financial statements and notes. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 26, 2026.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month period have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

Certain amounts in the prior year have been reclassified to conform with the current year presentation. These reclassifications had no impact on the previously reported balance sheets, statements of operations, statements of changes in stockholders’ equity, or changes in net cash provided by (used in) operating, investing, or financing activities on the statements of cash flows.

Summary of Significant Accounting Policies

There have been no significant changes in the Company’s accounting policies since December 31, 2025.

Certain Risks and Uncertainties

Based on the Company’s cash position as of March 31, 2026 and current operating plans, management believes the Company has sufficient capital to fund operations for at least 12 months from the issuance of these financial statements.

Beyond this period, the Company will need additional funding and/or in-kind support via a combination of strategic alliances, government grants, further offerings of equity securities, or an offering of debt securities in order to support its future research and development (R&D) activities required to further enhance and complete the development and commercialization of its fuel products.

There can be no assurance that the Company will be able to successfully continue to conduct its operations if there is a lack of financial resources available in the future to continue its fuel development activities, and a failure to do so would have a material adverse effect on the Company’s future R&D activities, financial position, results of operations, and cash flows. Also, the success of the Company’s operations is subject to numerous other contingencies, some of which are beyond management’s control. These contingencies include general and regional economic conditions, contingent liabilities, potential competition with other nuclear fuel developers, including those entities developing accident tolerant fuels, changes in government regulations, risks related to the R&D of our nuclear fuel, regulatory approval of the Company’s fuel, support for nuclear power, changes in accounting and taxation standards, inability to achieve overall short-term and long-term R&D milestones toward commercialization, including the scale-up of the Company’s nuclear fuel technology and production capabilities, future impairment charges to the Company’s assets, and global or regional catastrophic events. The Company may also be subject to various additional political, economic, and other uncertainties.

The Company is engaged in significant R&D activities to advance its nuclear fuel technology at Idaho National Laboratory (INL). For the three months ended March 31, 2026 and 2025, R&D expenses associated with activities conducted at INL accounted for approximately 24% and 47% of the Company’s total R&D expenditure, respectively. The Company currently primarily relies on INL for developing, testing, and evaluating its nuclear fuel. Any disruption in access to INL’s resources, including changes in government policies, facility downtime, regulatory constraints, or unforeseen operational challenges could have a material adverse effect on the Company’s current ability to advance its R&D activities.

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03), which required disclosure of certain costs and expenses on an interim and annual basis in the notes to the consolidated financial statements. The guidance is effective for annual reporting periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The guidance is to be applied either (1) prospectively to financial statements issued for reporting periods after the effective date or (2) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the potential impact of adopting this new guidance on the consolidated financial statements and related disclosures.

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

Note 2. Fair Value Measurements

The Company’s financial instruments consist principally of cash and cash equivalents, accounts payable, and accrued liabilities. The carrying amounts of cash, accounts payable, and accrued liabilities are considered to be Level 1 measurements, because of the short-term nature of those instruments. At March 31, 2026 and December 31, 2025, the Company held cash balances totaling $63.3 million and $199.5 million, respectively, in excess of the federally insured limits of $250,000. The Company deemed this credit risk not to be significant as cash in excess of the federally insured limits was held by a prominent financial institution during these periods.

Cash equivalents are primarily composed of U.S. Treasury instruments having maturity dates of 30-90 days. At March 31, 2026 and December 31, 2025, the Company held U.S. Treasury bills with an amortized cost basis of $151.9 million and $2.0 million, respectively, on its balance sheet.

The Company reviewed its U.S. Treasury instruments held at the end of each reporting period to determine whether the securities were of the most recent issuance of that security with the same maturity (referred to as “on-the-run,” which is the most liquid version of the maturity band). If a U.S. Treasury instrument held at the end of the reporting period is from the most recent issuance, it is classified as Level 1. Otherwise, it is referred to as “off-the-run” and is classified as Level 2.

The following table summarizes the valuation of the Company’s cash equivalents within the fair value hierarchy (in millions) at March 31, 2026:

	Level 1	Level 2	Level 3
Cash equivalents	$10.0	$141.9	$—

The following table summarizes the valuation of the Company’s cash equivalents within the fair value hierarchy (in millions) at December 31, 2025:

	Level 1	Level 2	Level 3
Cash equivalents	$—	$2.0	$—

Note 3. Prepaids and Other Assets

Prepaid expenses and other current assets consist of the following (in millions):

	March 31,	December 31,
	2026	2025
Advance payments to BEA	$0.1	$0.1
Prepaid insurance	0.6	0.1
Prepaid project development costs	0.3	—
Other	0.5	0.5
Prepaid expenses and other current assets	$1.5	$0.7

Prepaid project costs and other long-term assets consist of the following (in millions):

	March 31,	December 31,
	2026	2025
Advance payments to BEA	$1.4	$1.1
Prepaid project development costs	0.1	—
Other	0.2	—
Prepaid project costs and other long-term assets	$1.7	$1.1

In 2022, the Company entered into two agreements with Battelle Energy Alliance, LLC (BEA), the Department of Energy’s (DOE) operating contractor for INL, to support the development of Lightbridge Fuel™. Under these agreements, as modified from time to time, the Company may make advance payments to support specific contracted project work. These advance payments are recorded as prepaid assets on the balance sheet, and classified as short-term or long-term, depending on the associated performance period remaining. As of March 31, 2026 and December 31, 2025, we had total short-term and long-term advance payments to BEA of $1.5 million and $1.2 million, respectively.

As of March 31, 2026, we had an additional $0.4 million of total short-term and long-term prepaid R&D project development costs related to cladding, critical heat flux testing, and a feasibility study for an expandable fuel facility, which are each classified on the balance sheet as short-term or long-term depending on their estimated project completion date.

Note 4. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following (in millions):

	March 31,	December 31,
	2026	2025
Trade payables	$0.5	$0.6
Accrued research and development expenses	0.2	0.1
Accrued bonus	0.4	—
Accrued legal and consulting expenses	0.2	0.1
Total	$1.3	$0.8

Note 5. Commitments and Contingencies

The Company has entered into initial project task statements (PTSs) with BEA related to R&D work being conducted under the Strategic Partnership Project Agreement (SPPA) and Cooperative Research and Development Agreement (CRADA) at INL. Performance of work under these agreements may be terminated at any time by either party, without any liability, after the effective date of termination, upon giving a thirty-day written notice under the SPPA and a sixty-day written notice under the CRADA. In the event of termination, the Company shall be responsible for BEA’s costs (including the closeout costs) through the effective date of termination, but in no event shall the Company’s cost responsibility exceed the total estimated cost stated in each PTS and any subsequent modification to the PTS.

As of March 31, 2026, the aggregate funding commitment remaining under the Company’s PTSs with BEA, if and when incurred, would not exceed $13.5 million. Actual expenditures may differ from this amount based on the scope and timing of work performed through the issuance of additional PTSs to BEA. In April 2026, the Company entered into SPPA PTS No. 6 with BEA, with an estimated total cost of approximately $4.6 million (see Note 10. Subsequent Events to the unaudited condensed consolidated financial statements).

Note 6. Stockholders’ Equity

At March 31, 2026 and December 31, 2025, the Company had 35,000,312 and 33,407,495 common shares outstanding, respectively (including outstanding restricted stock awards (RSAs) and performance-based restricted stock awards (PSAs) totaling 2,302,574 and 2,090,946 shares, respectively). No preferred shares were outstanding at March 31, 2026 and December 31, 2025.

At-the-Market (ATM) Offerings

The Company has entered into sales agreements with agents pursuant to which the Company may issue and sell shares of its common stock in “at-the-market” (ATM) equity offerings as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The Company records its ATM sales on a settlement date basis. The sales commissions and expenses related to each ATM program are considered direct and incremental costs and are charged against “Additional paid-in capital” on the consolidated balance sheets in the period in which the corresponding shares are issued and sold.

During the three months ended March 31, 2026, the Company sold an aggregate of 1,360,213 shares under its sales agreement with Jefferies, LLC (Jefferies), resulting in aggregate net proceeds of $18.6 million. During the three months ended March 31, 2025, the Company sold an aggregate of 2,605,619 shares under its previous sales agreement with Stifel, Nicolaus & Company, resulting in aggregate net proceeds of $20.2 million.

The Company has a $350 million shelf registration statement on Form S-3 (File No. 333-291837). As of March 31, 2026, approximately $122.9 million of our common stock remained available for issuance and sale under the Company’s $150 million at-the-market offering program pursuant to the related prospectus supplement, as amended.

Note 7. Stock-Based Compensation

Total non-cash stock-based compensation expense recorded related to common stock awards, stock options, RSAs and PSAs for the three months ended March 31, 2026 and 2025 is as follows (in millions):

	Three Months Ended
	March 31,
	2026	2025
Common stock awards	$0.1	$—
RSAs	1.3	1.3
PSAs	1.1	—
Total stock-based compensation expense	$2.5	$1.3

The total stock-based compensation expense recorded in R&D and general and administrative expenses in the Company’s consolidated statements of operations for the three months ended March 31, 2026 and 2025 is as follows (in millions):

	Three Months Ended
	March 31,
	2026	2025
Research and development expenses	$0.7	$0.2
General and administrative expenses	1.8	1.1
Total stock-based compensation expense	$2.5	$1.3

2020 Omnibus Incentive Plan

The Company maintains the 2020 Omnibus Incentive Plan (the 2020 Plan), under which eligible participants may be awarded various types of stock-based compensation, including stock options, restricted stock awards, and other stock-based and cash-based awards. As of March 31, 2026, there were 1,594,311 shares of common stock reserved and available for issuance under the 2020 Plan.

Restricted Stock Awards

The following summarizes the Company’s RSA activity (limited to RSAs with no performance-based conditions) for the three months ended March 31, 2026:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding, December 31, 2025	944,720	$11.35
Awards granted	104,260	13.48
Awards vested	(19,790)	13.80
Awards forfeited	—	—
Outstanding, March 31, 2026	1,029,190	$11.52

During the three months ended March 31, 2026, the Company granted 53,155 RSAs to the independent members of its Board of Directors and 16,000 RSAs to an external consultant. These awards vest in four equal installments at the end of each calendar quarter of 2026. During the three months ended March 31, 2026, the Company also granted 35,105 RSAs to new employees. These awards vest in three equal installments on each of the first three anniversaries of the grant date.

The weighted-average grant-date fair value per share of RSAs granted for the three months ended March 31, 2026 and 2025 was $13.48 and $8.63, respectively. During the three months ended March 31, 2026, a total of 19,790 RSAs vested, with an aggregate fair value of $0.2 million. No shares were withheld to cover tax obligations, and all vested shares were issued. During the three months ended March 31, 2025, 96,102 RSAs with an aggregate fair value of $0.7 million vested, and the Company withheld 25,148 shares to satisfy tax obligations, resulting in 70,954 net shares issued.

During the three months ended March 31, 2026 and 2025, the Company recognized approximately $1.3 million in total stock-based compensation expense from RSAs for each period. The stock-based compensation expense recorded during the three months ended March 31, 2025 included approximately $0.5 million of stock-based compensation expense related to accelerated vesting in connection with a separation agreement with a former employee. As of March 31, 2026, total unrecognized compensation cost related to RSAs was $10.1 million, which is expected to be recognized over a remaining weighted-average vesting period of 2.24 years.

Performance-based Restricted Stock Awards

The following summarizes the Company’s PSA activity for the three months ended March 31, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2025	1,146,226	$13.40
Awards granted	127,158	12.62
Awards vested	—	—
Awards forfeited	—	—
Outstanding, March 31, 2026	1,273,384	$13.32

The weighted-average grant-date fair value per share of PSAs granted for the three months ended March 31, 2026 was $12.62. During the three months ended March 31, 2026, no PSAs vested. For the three months ended March 31, 2026, the Company recognized approximately $1.1 million in stock-based compensation expense from PSAs. As of March 31, 2026, total unrecognized compensation cost related to PSAs was $6.9 million, which is expected to be recognized over a remaining weighted-average vesting period of 1.7 years.

As of March 31, 2026, the Company had 973,384 PSAs outstanding with three specific R&D fuel program milestones and one specific financial milestone (the Tranche-based PSAs). During the three months ended March 31, 2026, 127,158 shares of Tranche-based PSAs were granted to new employees. Each milestone applies only to a separate portion of the Tranche-based PSAs. Vesting of the Tranche-based PSAs occurs in unequal tranches depending on which milestone is certified and is subject to the grantee having completed at least twelve months of continuous service with the Company as of the milestone achievement date. The performance period for achieving these milestones extends from the grant date to December 31, 2028. As of March 31, 2026, management concluded that only certain performance milestones were probable of achievement; during the three months ended March 31, 2026, the Company recognized $0.8 million in stock-based compensation expense related to those milestones under the Tranche-based PSAs.

As of March 31, 2026, the Company had 300,000 PSAs outstanding, which were granted in April 2025 (the April 2025 PSAs) with a performance condition requiring the successful insertion of the Company’s fuel material coupon samples into the Advanced Test Reactor at INL by December 31, 2026. This condition was satisfied in November 2025 and satisfaction was subsequently certified by the Compensation Committee. The April 2025 PSAs are also subject to the participant’s continuous service over a three-year period from the grant date. During the three months ended March 31, 2026, the Company recognized $0.3 million in stock-based compensation expense related to the April 2025 PSAs.

Note 8. Net Loss Per Share

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

The outstanding securities in the table below have been excluded from the computation of diluted weighted shares outstanding for the three months ended March 31, 2026 and 2025, as they would have been anti-dilutive due to the Company’s losses for the three months ended March 31, 2026 and 2025 and also because the exercise price of certain of these outstanding securities was greater than the average closing price of the Company’s common stock.

	Three Months Ended March 31,
	2026	2025
Stock options outstanding	120,185	429,454
RSAs outstanding	1,029,190	743,702
PSAs outstanding	1,273,384	—
Total	2,422,759	1,173,156

Note 9. Segment Reporting

The Company has one reportable business segment: nuclear fuel technology. This segment consists of the research and development and commercialization of its nuclear fuel. The Company’s chief operating decision maker (CODM) is the chief executive officer. The CODM assesses performance for the segment and allocates resources based on net loss as reported on the consolidated statement of operations. The measure of segment assets is reported on the consolidated balance sheet as total assets.

The table below summarizes the significant expense categories regularly provided to the CODM for the three months ended March 31, 2026 and 2025 (in millions):

	Three Months Ended
	March 31,
	2026	2025

Revenue	$—	$—
General and administrative	4.3	3.5
Research and development:
INL Project (1)	0.8	0.8
IT expenses (2)	0.5	—
Allocated employee compensation and stock-based compensation	1.8	0.8
Other outside R&D expenses	0.2	0.1
Other segment item (3)	(1.3)	(0.4)
Net loss	$(6.3)	$(4.8)

(1)	These expenses relate to cost reimbursable work performed during the reporting period by BEA to support the development of Lightbridge Fuel™.

(2)	These expenses primarily relate to the Company’s high-performance computer, including related computer hardware, software, and operating expenses.

(3)	Other segment item represents interest income from the Company’s cash and cash equivalents.

Note 10. Subsequent Events

ATM Sales

From April 1, 2026 to April 30, 2026, sales of common stock under the Company’s sales agreement with Jefferies totaled 186,338 shares, which resulted in total net proceeds of approximately $1.9 million.

Fuel Fabrication Development Agreement - INL

In April 2026, the Company entered into SPPA PTS No. 6 with BEA to support the continued development of its fuel fabrication processes and the production of coextruded fuel rod components for future irradiation testing. The PTS has an estimated total cost of approximately $4.6 million and a period of performance of approximately 36 months. Under the terms of the agreement, the Company is required to provide advance funding and will make monthly payments based on costs incurred. The Company made an initial advance payment of approximately $0.4 million upon the execution of the agreement. The scope of work under the PTS includes process development, materials testing, and fabrication activities necessary to support the production of fuel rod components for potential irradiation experiments. The Company is not obligated to continue performance beyond the estimated cost without additional authorization.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). All statements other than statements of historical fact are statements that could be deemed forward-looking statements. We use words such as “believe,” “expect,” “anticipate,” “project,” “plan,” “intend,” “aim,” “will,” “may,” “can,” “potential,” “enhance,” “could,” “estimate,” “future,” or similar expressions, which are intended to identify forward-looking statements. Such statements include, among others:

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

The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates, and projections are expressed in good faith, and we believe there is a reasonable basis for them. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, particularly given the regulatory, technical, financial, and market risks associated with the development and commercialization of our nuclear fuel, as well as assumptions that if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties, among others, include:

•

our ability to commercialize our nuclear fuel technology, including risks related to the design and testing of nuclear fuel incorporating our technology and the degree of market adoption of the Company’s product and service offerings;

•	dependence on strategic partners;

•	any adverse changes to our agreements or relationship with the U.S. government and its national laboratories;

•	our ability to fund our future operations, including general corporate overhead and outside research and development (R&D) expenses, and continue as a going concern;

•	the future market and demand for our fuel for nuclear reactors and our ability to attract customers;

•	our ability to manage the business effectively in a rapidly evolving market;

•	our ability to employ and retain qualified employees and consultants that have experience in the nuclear industry;

•	competition and competitive factors in the markets in which we compete, including from accident tolerant fuels;

•	access to and availability of nuclear test reactors and the risks associated with unexpected changes in our nuclear fuel development timeline;

•	access to and availability of adequate resources and manufacturing capabilities at national laboratories that affect our nuclear fuel development timeline and project costs;

•	our ability to deploy and operate a dedicated nuclear fuel fabrication facility;

•	the increased costs associated with metallization of our nuclear fuel;

•	uncertainties related to conducting business in foreign countries;

•	public perception of nuclear energy generally;

•	changes in laws, rules, and regulations governing our business;

•	changes in the political environment;

•	development and utilization of, and challenges to, our intellectual property domestically and abroad;

•	the volatility of the trading price of our securities and the potential for purchasers of our securities to incur substantial losses; and

•	the other risks and uncertainties identified in Part I. Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2025.

Most of these factors are beyond our ability to predict or control and you should not put undue reliance on any forward-looking statement. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. Forward-looking statements speak only as of the date on which they are made. The Company assumes no obligation and does not intend to update these forward-looking statements for any reason after the date of the filing of this Quarterly Report on Form 10-Q, nor to conform these statements to actual results or to changes in our expectations, except as required by law.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand Lightbridge Corporation, our operations, and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the accompanying notes thereto contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as those included in our Annual Report on Form 10-K for the year ended December 31, 2025.

As discussed in more detail under “Forward-Looking Statements” preceding this MD&A, the following discussion contains forward-looking statements that are based on our management’s current expectations, estimates, and projections, which are subject to a number of risks and uncertainties. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events, including those set forth under “Forward-Looking Statements” and Part II, Item 1A. Risk Factors included herein.

Overview of Our Business and Recent Developments Regarding Lightbridge Fuel™

When used in this Quarterly Report on Form 10-Q, the terms “Lightbridge,” the “Company,” “we,” “our,” and “us” refer to Lightbridge Corporation together with its wholly-owned subsidiary, Thorium Power Inc.

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

We believe our metallic fuel can be used in different types of water-cooled commercial power reactors, such as pressurized water reactors, boiling-water reactors, Russian-designed water-cooler commercial power reactors, Canada Deuterium Uranium heavy water reactors, water-cooled small modular reactors, and water-cooled research reactors. We have obtained patent validation in key countries that we believe would have a commercial market for our fuel and will continue to seek patent validation in countries that either currently operate or are expected to build and operate a large number of nuclear power reactors compatible with our fuel technology.

Recent Developments Regarding Lightbridge Fuel™

Idaho National Laboratory Agreements

In 2022, we entered into agreements with Batelle Energy Alliance, LLC (BEA), the U.S. Department of Energy’s (DOE) operating contractor for Idaho National Laboratory (INL), to support the development of Lightbridge Fuel™. The framework agreements consist of an “umbrella” Strategic Partnership Project Agreement (SPPA) and an “umbrella” Cooperative Research and Development Agreement (CRADA), each with BEA. The initial phase of work aims to generate irradiation performance data for Lightbridge’s delta-phase uranium-zirconium alloy relating to various thermophysical properties. The data will support fuel performance modeling and regulatory licensing efforts for commercial deployment of Lightbridge Fuel™. We use a rolling wave planning approach for project management purposes on the released scopes of work. It is an iterative planning technique in which the work to be accomplished in the near term is planned in detail, while work further in the future is planned at a higher level. As such, periodic revisions to the scope and/or cost estimates are anticipated.

Updates to the SPPA and CRADA

In March 2026, we entered into Modification No. 4 to CRADA Project Task Statement (PTS) No. 1 with BEA to extend the performance period end date through September 2032 and increase advanced funding by $0.3 million, with no increase to the total estimated reimbursable cost.

In April 2026, the Company entered into SPPA PTS No. 6 to support the development of coextruded fuel rod components for future irradiation testing. This program builds on prior INL fabrication work and is intended to further refine manufacturing processes and materials necessary to produce fuel rods and rodlets in their final cross-sectional configurations. Initial process development activities will be conducted using depleted uranium, with the expectation that, upon successful demonstration, these processes may be applied to enriched uranium to produce fuel rod segments for irradiation experiments at test reactors, including the Advanced Test Reactor (ATR) at INL. The program is expected to help bridge the transition from earlier-stage fabrication development and initial coupon fuel material samples currently undergoing irradiation testing in the ATR to the production of irradiation rod segment test specimens. The scope of work includes enhancements to fabrication processes and equipment, development and testing of key materials (including central displacer alloys and cladding behavior), and validation of coextrusion techniques for both cylindrical and multi-lobe fuel designs. The program also includes preparation of fuel rod segment specimens, including those with controlled defects, to support non-destructive evaluation calibration and irradiation testing. The total estimated cost of SPPA PTS No.6 is approximately $4.6 million over an expected performance period of 36 months. Costs are incurred on a reimbursable basis, with advance and monthly funding provided by the Company. The Company is not obligated to continue work beyond the estimated cost without additional authorization. Actual expenditures may differ from this amount based on the scope and timing of work performed through the issuance of additional PTSs to BEA. This effort represents a key step in the Company’s ongoing fuel qualification strategy, supporting the advancement from process development toward irradiation testing and future commercialization activities.

Total Cumulative Estimated Costs

As of March 31, 2026, the Company expects to pay an aggregate $19.5 million to BEA under the CRADA and the SPPA on a cost reimbursable basis over the performance periods. As of March 31, 2026, $6.0 million has been cumulatively expensed and the aggregate funding commitment remaining under these agreements is $13.5 million. In April 2026, the Company entered into SPPA PTS No. 6 with BEA, with an estimated total cost of approximately $4.6 million. These obligations are generally cancellable with 30-60 days’ notice and, therefore, are not considered firm commitments, and are not expensed until incurred.

Development of a Lightbridge Expandable Fuel Facility

The Company is evaluating a potential site location and working on a conceptual design for a Lightbridge Expandable Fuel Facility (LEFF) to support the possible future fabrication of Lightbridge Fuel™ for use in commercial reactors. The construction of such a facility might commence as early as late 2027, subject to various factors, including those described below. This initiative would represent a significant potential expansion of the Company’s operations beyond its current R&D activities. While the scope, timing, and cost of constructing such a facility cannot be reasonably estimated at this time, the Company expects that the capital required to design, license, and construct the LEFF would be substantial. The timing, amount, and sources of any related financing activities will depend on a number of factors, including the progress of the Company’s development programs, regulatory considerations, market conditions, and the availability of strategic partnerships or other funding sources. There can be no assurance that the Company will be able to obtain such financing on acceptable terms, or at all, nor can there be any assurance that the Company will pursue the construction of the fabrication facility.

Memorandum of Understanding with Oklo, Inc.

In January 2025, we entered into a Memorandum of Understanding (MOU) with Oklo, Inc. (Oklo), a developer of advanced micro-reactors designed to provide clean, reliable, and affordable energy. The MOU contemplates potential areas of collaboration, including: (i) a preliminary evaluation of the feasibility of co-locating a Lightbridge commercial-scale fuel fabrication facility with Oklo’s proposed commercial fuel fabrication facility; (ii) exploring opportunities for collaboration on the reprocessing and recycling of spent uranium-zirconium fuel; and (iii) evaluating other potential areas of mutual interest. In April 2026, the term of the MOU was extended through December 31, 2026.

During our preliminary evaluation of co-location at Oklo’s proposed Idaho Falls site, we identified regulatory considerations associated with the application of different licensing frameworks, including oversight by the DOE for Oklo’s proposed activities and the U.S. Nuclear Regulatory Commission for our commercial fuel fabrication facility. Based on these considerations, co-location at this site with Oklo under separate licensing frameworks is not currently being pursued. We are currently evaluating potential sites for a standalone Lightbridge fuel fabrication facility.

We also continue to contemplate co-locating a Lightbridge fuel fabrication facility with an Oklo facility at a site where a coordinated licensing approach may be implemented, and we continue to assess the potential collaboration opportunities with Oklo in areas such as recycling and reprocessing of spent uranium-zirconium fuel; however, no definitive agreements have been reached, and there can be no assurance that any such collaboration will be realized.

Master Services Agreement with Amentum Technology Inc.

In December 2025, the Company entered into a Master Services Agreement (MSA) with Amentum Technology Inc. (Amentum) relating to the performance of activities by Amentum in support of the co-location feasibility study under the MOU with Oklo described above, as well as other activities as the Company and Amentum may agree from time to time. The Company is in the process of finalizing a new task order with Amentum to conduct a site selection study and perform a conceptual design for a standalone LEFF in 2026.

Commercialization Outlook and Key Drivers of Timing

The long-term milestones towards development and commercialization of nuclear fuel assemblies include, among other things, irradiating nuclear material samples and prototype fuel rods with enriched uranium in test reactors, conducting post-irradiation examination of irradiated material samples and/or prototype fuel rods, performing thermal-hydraulic experiments, performing seismic and other out-of-reactor experiments, performing advanced computer modeling and simulations to support fuel qualification, designing a lead test assembly, entering into one or more lead test rod/assembly agreements with host reactors, demonstrating the production process of our fuel including lead test rods and/or lead test assemblies at a planned LEFF and demonstrating the operation of lead test rods and/or lead test assemblies in commercial reactors.

There are inherent uncertainties in the cost and outcomes of the many steps needed for successful deployment of our fuel in commercial nuclear reactors, which makes it difficult to accurately predict the timing of the commercialization of our nuclear fuel technology. Our ultimate commercial model remains under evaluation and may evolve as our fuel development progresses, regulatory pathways are clarified, and commercial partnerships are established. See Part I, Item 1A. Risk Factors—“Risks Related to Our Business and to the Commercialization of Lightbridge Fuel™” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Critical Accounting Estimates

For a discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our financial statements, please see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2026.

Operations Review

Financial information is included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Condensed Consolidated Results of Operations - Three Months Ended March 31, 2026 and 2025

The following table presents our operating results and the change in amounts for the periods indicated (in millions):

	Three Months Ended		Increase	Increase
	March 31,		(Decrease)	(Decrease)
	2026	2025	Change $	Change %
Operating Expenses
General and administrative	$4.3	$3.5	$0.8	23%
Research and development	3.3	1.7	1.6	94%
Total Operating Expenses	7.6	5.2	2.4	46%

Operating Loss	(7.6)	(5.2)	2.4	46%
Other Income	1.3	0.4	0.9	225%
Net loss before Income Taxes	(6.3)	(4.8)	1.5	31%

Net Loss	$(6.3)	$(4.8)	$1.5	31%

Operating Expenses

General and Administrative

General and administrative (G&A) expenses consist primarily of compensation and related costs for finance personnel, including stock-based compensation, and fees for professional and consulting services. Professional services are principally comprised of legal, audit, strategic advisory services, and outsourced services such as human resources and information technology.

G&A expenses increased by $0.8 million for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increase was primarily due to a:

•

$0.7 million increase in stock-based compensation for employees, contractors, and directors, reflecting several new stock-based awards granted after the prior period end, including performance stock awards; and

•	$0.1 million increase in other administrative expenses, including recruiting fees and IT expenses.

Total stock-based compensation included in G&A expenses was $1.8 million and $1.1 million for the three months ended March 31, 2026 and March 31, 2025, respectively.

Research and Development

R&D expenses consist primarily of costs associated with our CRADA and SPPA agreements with BEA, IT expenses, employee compensation and related fringe benefits, including stock-based compensation, and other R&D costs for the development of our Lightbridge Fuel™.

The following table presents our total R&D expenses for the three months ended March 31, 2026 and 2025 (in millions):

	Three Months Ended		Increase	Increase
	March 31,		(Decrease)	(Decrease)
	2026	2025	Change $	Change %
INL Project	$0.8	$0.8	$—	—
IT expenses	0.5	—	0.5	100%
Allocated employee compensation and stock-based compensation	1.8	0.8	1.0	125%
Other outside R&D expenses	0.2	0.1	0.1	100%
Total	$3.3	$1.7	$1.6	94%

R&D expenses increased by $1.6 million for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increase was primarily due to a:

•

$1.0 million increase in allocated employee compensation and stock-based compensation, reflecting an increase in new hires, increased employee bonuses, and several new stock-based awards granted after the prior period end, including performance stock awards;

•	$0.5 million increase in IT expenses, which include additional computer hardware, software, and operating expenses related to the Company’s high-performance computer; and
•	$0.1 million increase in other outside R&D expenses.

Total stock-based compensation included in R&D expenses was $0.7 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively.

We expect to significantly increase our R&D spend as we evaluate a potential site location and work on a conceptual design for the LEFF and as we continue to hire additional engineers in the near future to focus on fuel fabrication development, irradiation testing programs, and our collaboration with the DOE at INL.

Due to the nature of our R&D expenditures, future costs and schedule estimates are inherently uncertain and can vary significantly as new information and the outcomes of these R&D activities become known. Our future business operations are dependent on budgetary constraints due primarily to market conditions and the uncertainty of future liquidity and capital resources available to us to conduct our future R&D activities.

Interest Income

There was an increase in interest income of $0.9 million due to higher cash balances, which resulted in an increase in interest income earned from the purchase of treasury bills and from our bank savings account for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025.

Liquidity, Capital Resources and Financial Position

Overview – Funding Requirements

We assess our liquidity based on our ability to fund the cash requirements of our R&D activities, G&A expenses, contractual obligations, and other operating needs. Based on our current level of operating expenses and our available cash resources, we believe we have sufficient liquidity to fund our operations and meet our anticipated cash requirements for at least the next 12 months from the date of this filing. Our longer-term liquidity will depend on our ability to obtain additional financing, as our existing capital resources are not sufficient to fund our long-term operations, R&D activities, and commercialization efforts.

Short-Term Liquidity and Capital Resources

At March 31, 2026, we had cash and cash equivalents of $215.7 million, as compared to $201.9 million at December 31, 2025, an increase of $13.8 million. We raised net proceeds of $18.6 million from the sale of approximately 1.4 million shares of common stock during the three months ended March 31, 2026. Our net cash used in operating activities for the three months ended March 31, 2026, was $4.8 million. We do not anticipate any material incoming cash flows from operations for the foreseeable future, and we expect to continue funding our business primarily through our ATM program or other equity offerings.

Long-Term Liquidity and Capital Requirements

Due to the uncertainties inherent in our R&D programs and the broader industry environment, we are unable to reliably estimate our total cash requirements over the full R&D period or beyond the next 12 months. We expect our expenditures to increase over time as we advance the development and potential commercialization of our Lightbridge Fuel™. We expect that significant additional capital will be required over an extended period to advance Lightbridge Fuel™ through development and toward commercial deployment. The amount and timing of future funding needs will depend on technical progress, regulatory requirements, design and construction costs of the LEFF, partnering arrangements, and the availability of government support. At this stage, we cannot reliably estimate the total funding required to reach commercial deployment. We currently intend to fund these activities through a mix of equity financing, strategic partnerships, and potential government grants or awards, but there can be no assurance that these additional sources of capital will be made available on terms acceptable to us, or at all.

The actual amount and timing of future capital requirements will depend on several factors, including:

•	The scope, timing, and cost of R&D activities conducted at DOE national laboratories.
•	The design and execution of future fuel development programs.
•	The design, construction, and operating costs associated with the LEFF.
•	The timing and structure of potential strategic partnerships and collaborations.

There is inherent uncertainty in forecasting future expenditures, and actual costs may vary materially from current estimates.

Sources of Liquidity

Our current primary source of liquidity is potential proceeds from our ATM equity offerings. During the three months ended March 31, 2026, we sold approximately 1.4 million shares of our common stock under our sales agreement with Jefferies LLC, receiving net proceeds (less sales commissions and expenses) of $18.6 million.

We have a $350 million shelf registration statement on Form S-3 (File No. 333-291837). As of March 31, 2026, approximately $122.9 million of our common stock remained available for issuance and sale under the Company’s $150 million at-the-market offering program pursuant to the related prospectus supplement, as amended.

Liquidity Outlook and Risks

Although we expect our ATM offerings to remain our primary source of working capital in 2026, there are inherent uncertainties associated with our ability to continue raising capital through an ATM program. These uncertainties include potential declines in our stock price, fluctuations in the trading volume of our common stock, adverse overall stock market conditions, dilution to existing shareholders, or regulatory changes that could limit our access to capital under the current ATM arrangement. Although management believes additional public or private equity investments may be available in the future, adverse market conditions, unfavorable stock price movements, or reduced trading volumes could substantially impair our ability to raise capital when needed.

Contractual and Other Obligations

As noted previously, we have entered into PTSs with BEA, the operating contractor of INL, in collaboration with the DOE, which statements set forth the initial scopes of work and funding commitments under the SPPA and CRADA umbrella agreements. Performance of work under these agreements may be terminated at any time by either party, without any liability, after the effective date of termination, upon 30 days’ written notice under the SPPA and 60 days’ written notice under the CRADA. In the event of termination, the Company shall be responsible for BEA’s costs (including the closeout costs), through the effective date of termination, but in no event shall the Company’s cost responsibility exceed the total estimated cost stated in each PTS and any subsequent modification to the PTS. As of March 31, 2026, the aggregate funding commitment remaining from the Company to BEA, if and when incurred, would not exceed $13.5 million. In April 2026, the Company entered into SPPA PTS No. 6 with BEA, with an estimated total cost of approximately $4.6 million.

Cash Flow

The following table provides detailed information about our net cash flows for the three months ended March 31, 2026 and 2025 (in millions):

	Three Months Ended
	March 31,
	2026	2025	Change $	Change %
Net Cash Used in Operating Activities	$(4.8)	$(3.3)	$(1.5)	45%
Net Cash Used in Investing Activities	—	—	—	—
Net Cash Provided by Financing Activities	18.6	20.2	(1.6)	(8)%
Net Cash Inflow (Outflow)	$13.8	$16.9	$(3.1)	(18)%

Operating Activities

Cash used in operating activities increased by $1.5 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. This increase was primarily due to increased cash expenditures on R&D and G&A expenses, partially offset by higher interest income, reflecting increased average cash balances following equity financings. The changes in working capital in the three months ended March 31, 2026, which included an increase in prepaid expenses and other assets of $1.4 million, were partially offset by an increase in accounts payable and accrued liabilities of $0.4 million.

Financing Activities

Cash provided by financing activities decreased by $1.6 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. This decrease was primarily due to a $1.6 million decrease in net proceeds received from the issuance of common stock under our ATM program and a $0.2 million decrease in net proceeds from the exercise of stock options, partially offset by a $0.2 million decrease in the payment of withholding taxes related to the net share settlement of equity awards.

Net cash provided by our ATM program was $18.6 million from the sale of approximately 1.4 million shares of common stock for the three months ended March 31, 2026 and $20.2 million from the sale of approximately 2.6 million shares of common stock for the three months ended March 31, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 under the Exchange Act.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating such controls and procedures, the Company recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control Over Financial Reporting

We evaluated the changes in our internal control over financial reporting and concluded that there were no changes during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

Trading Arrangements

The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended March 31, 2026, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a Rule 10b5-1 Plan) and was adopted during an open trading window, with no sales commencing under the Rule 10b5-1 Plan until completion of the required cooling off period under Rule 10b5-1, were as follows:

Name	Title	Action	Date Adopted	Expiration Date	Aggregate # of Securities to be Purchased/Sold
Jesse Funches(1)	Director	Adoption	3/4/2026	6/7/2027	10,000
Sweta Chakraborty(2)	Director	Adoption	3/5/2026	5/31/2027	14,324
Sherri Goodman(3)	Director	Adoption	3/20/2026	6/18/2027	9,087
Larry Goldman(4)	Chief Financial Officer	Adoption	1/16/2026	3/31/2027	84,608

(1)

Jesse Funches, Director, entered into a Rule 10b5-1 Plan on March 4, 2026. Mr. Funches’s plan provides for the sale, subject to certain price limits, of up to 10,000 shares of the Company’s common stock in the aggregate. The plan terminates on June 7, 2027, unless terminated sooner in accordance with its terms.

(2)

Sweta Chakraborty, Director, entered into a Rule 10b5-1 Plan on March 5, 2026. Ms. Chakraborty’s plan provides for the sale, either at market price or subject to certain price limits, of up to 14,324 shares of the Company’s common stock in the aggregate, which includes 4,324 shares subject to future vesting under restricted stock awards. The plan terminates on May 31, 2027, unless terminated sooner in accordance with its terms.

(3)

Sherri Goodman, Director, entered into a Rule 10b5-1 Plan on March 20, 2026. Ms. Goodman’s plan provides for the sale at market price of up to 9,087 shares of the Company’s common stock in the aggregate, which includes 7,971 shares subject to future vesting under restricted stock awards. The plan terminates on June 18, 2027, unless terminated sooner in accordance with its terms.

(4)

Larry Goldman, Chief Financial Officer, entered into a Rule 10b5-1 Plan on January 16, 2026. Mr. Goldman’s plan covers sales of up to 84,608 shares of common stock at certain price limits, composed solely of shares subject to future vesting under restricted stock awards and net of any shares withheld to satisfy tax withholding obligations upon vesting. The plan terminates on March 31, 2027, unless terminated sooner in accordance with its terms.

For the three months ended March 31, 2026, no other director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description

10.1▲

Modification No. 5 to the Project Task Statement No. 1, dated January 19, 2026, under the Strategic Partnership Project Agreement, dated December 9, 2022, as amended on May 23, 2023, March 26, 2024, October 24, 2024, and January 15, 2025, by and between Lightbridge Corporation and Battelle Energy Alliance, LLC (incorporated by reference to Exhibit 10.32 to the Form 10-K filed by the Company on February 26, 2026).

10.2▲*

Modification No. 4 to the Project Task Statement No. 1, dated March 16, 2026, under the Cooperative Research and Development Agreement, dated December 9, 2022, as amended on May 22, 2023, May 30, 2023, and January 16, 2025 by and between Lightbridge Corporation and Battelle Energy Alliance, LLC.

10.3▲*

Project Task Statement No. 6, dated April 14, 2026, under the Strategic Partnership Project Agreement, dated September 27, 2022, as amended, by and between Lightbridge Corporation and Battelle Energy Alliance, LLC.

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

LIGHTBRIDGE CORPORATION

Date: April 30, 2026	By:	/s/ Seth Grae
	Name:	Seth Grae
	Title:	President, Chief Executive Officer, and Director
(Principal Executive Officer)

	By:	/s/ Larry Goldman
	Name:	Larry Goldman
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

