Form 10-Q
period 2026-06-30
LIGHTBRIDGE Corp
filed 2026-08-06
CIK 1084554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The number of shares outstanding of the issuer’s common stock, as of July 28, 2026 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	37,458,091

LIGHTBRIDGE CORPORATION

FORM 10-Q

JUNE 30, 2026

PART I-FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIGHTBRIDGE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
ASSETS
Current Assets
Cash and cash equivalents	$237,466,174	$201,862,421
Prepaid expenses and other current assets	1,025,865	712,983
Total Current Assets	238,492,039	202,575,404
Other Assets
Prepaid project costs and other long-term assets	2,007,231	1,140,000
Trademarks	127,187	119,391
Total Assets	$240,626,457	$203,834,795

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$2,046,144	$847,451
Total Current Liabilities	2,046,144	847,451

Commitments and contingencies - Note 5

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 authorized shares, no shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value, 100,000,000 authorized shares, 37,404,544 shares and 33,407,495 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	37,405	33,407
Additional paid-in capital	434,407,448	386,719,120
Accumulated deficit	(195,864,540)	(183,765,183)
Total Stockholders’ Equity	238,580,313	202,987,344
Total Liabilities and Stockholders’ Equity	$240,626,457	$203,834,795

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTBRIDGE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue	$—	$—	$—	$—

Operating Expenses
General and administrative	3,710,193	2,502,637	8,044,713	5,982,647
Research and development	3,907,952	1,639,864	7,255,579	3,305,777
Total Operating Expenses	7,618,145	4,142,501	15,300,292	9,288,424

Operating Loss	(7,618,145)	(4,142,501)	(15,300,292)	(9,288,424)

Other Income
Interest income	1,863,627	622,067	3,200,935	996,978
Total Other Income	1,863,627	622,067	3,200,935	996,978

Net Loss Before Income Taxes	(5,754,518)	(3,520,434)	(12,099,357)	(8,291,446)
Income taxes	—	—	—	—
Net Loss	$(5,754,518)	$(3,520,434)	$(12,099,357)	$(8,291,446)

Net Loss Per Common Share
Basic and diluted	$(0.18)	$(0.16)	$(0.38)	$(0.40)

Weighted Average Number of Common Shares Outstanding
Basic and diluted	31,906,688	22,257,221	31,974,899	20,909,752

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTBRIDGE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance - March 31, 2026	35,000,312	$35,000	$407,720,844	$(190,110,022)	$217,645,822
Issuance of restricted share awards	50,082	50	(50)	—	—
Share settlement for withholding taxes paid upon vesting of restricted stock awards	(44,407)	(44)	(496,592)	—	(496,636)
Shares issued - registered offerings - net of offering costs of $952,789	2,392,247	2,393	25,804,676	—	25,807,069
Shares issued upon the exercise of options	4,340	4	10,803	—	10,807
Stock-based compensation for shares issued to consultants	1,970	2	20,998	—	21,000
Stock-based compensation for equity awards	—	—	1,346,769	—	1,346,769
Net loss	—	—	—	(5,754,518)	(5,754,518)
Balance - June 30, 2026	37,404,544	$37,405	$434,407,448	$(195,864,540)	$238,580,313

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance - December 31, 2025	33,407,495	$33,407	$386,719,120	$(183,765,183)	$202,987,344
Issuance of restricted share awards	281,500	281	(281)	—	—
Share settlement for withholding taxes paid upon vesting of restricted stock awards	(44,407)	(44)	(496,592)	—	(496,636)
Shares issued - registered offerings - net of offering costs of $1,580,932	3,752,460	3,754	44,390,363	—	44,394,117
Shares issued upon the exercise of options	4,340	4	10,803	—	10,807
Stock-based compensation for shares issued to consultants	3,156	3	35,997	—	36,000
Stock-based compensation for equity awards	—	—	3,748,038	—	3,748,038
Net loss	—	—	—	(12,099,357)	(12,099,357)
Balance - June 30, 2026	37,404,544	$37,405	$434,407,448	$(195,864,540)	$238,580,313

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTBRIDGE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance - March 31, 2025	21,557,343	$21,557	$226,255,770	$(168,955,854)	$57,321,473
Issuance of restricted share awards	300,000	300	(300)	—	—
Share settlement for withholding taxes paid upon vesting of restricted stock awards	(4,292)	(4)	(39,739)	—	(39,743)
Shares issued - registered offerings - net of offering costs of $1,563,317	3,636,647	3,636	42,906,091	—	42,909,727
Shares issued upon the exercise of options	53,780	54	412,624	—	412,678
Stock-based compensation for shares issued to consultants	2,010	2	(2)	—	—
Stock-based compensation for equity awards	—	—	690,892	—	690,892
Net loss	—	—	—	(3,520,434)	(3,520,434)
Balance - June 30, 2025	25,545,488	$25,545	$270,225,336	$(172,476,288)	$97,774,593

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance - December 31, 2024	18,783,912	$18,784	$204,694,348	$(164,184,842)	$40,528,290
Issuance of restricted share awards	357,940	358	(358)	—	—
Share settlement for withholding taxes paid upon vesting of restricted stock awards	(29,440)	(29)	(234,592)	—	(234,621)
Shares issued - registered offerings - net of offering costs of $2,221,231	6,242,266	6,241	63,116,681	—	63,122,922
Shares issued upon the exercise of options	99,714	100	633,275	—	633,375
Stock-based compensation for shares issued to consultants and directors	91,096	91	29,909	—	30,000
Stock-based compensation for equity awards	—	—	1,986,073	—	1,986,073
Net loss	—	—	—	(8,291,446)	(8,291,446)
Balance - June 30, 2025	25,545,488	$25,545	$270,225,336	$(172,476,288)	$97,774,593

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTBRIDGE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2026	2025
Operating Activities
Net Loss	$(12,099,357)	$(8,291,446)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,940,038	2,106,073

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(462,882)	(226,535)
Prepaid project costs and other long-term assets	(867,231)	37,086
Accounts payable and accrued liabilities	1,192,693	769,792
Net Cash Used in Operating Activities	(8,296,739)	(5,605,030)

Investing Activities
Trademarks	(7,796)	(6,116)
Net Cash Used in Investing Activities	(7,796)	(6,116)

Financing Activities
Proceeds from sale of common stock in public offerings	45,975,049	65,344,153
Issuance costs related to sale of common stock in public offerings	(1,580,932)	(2,221,231)
Net proceeds from the exercise of stock options	10,807	633,375
Payments for taxes related to net share settlement of equity awards	(496,636)	(234,621)
Net Cash Provided by Financing Activities	43,908,288	63,521,676

Net Increase in Cash and Cash Equivalents	35,603,753	57,910,530
Cash and Cash Equivalents, Beginning of Period	201,862,421	39,990,827
Cash and Cash Equivalents, End of Period	$237,466,174	$97,901,357

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month and six-month periods have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

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

Certain Risks and Uncertainties

Based on the Company’s cash position as of June 30, 2026 and current operating plans, management believes the Company has sufficient capital to fund operations for at least 12 months from the issuance of these financial statements.

Beyond this period, the Company will need additional funding and/or in-kind support via a combination of strategic alliances, government grants, further offerings of equity securities, or an offering of debt securities in order to support its future research and development (R&D) activities required to further enhance and complete the development and commercialization of its fuel products.

There can be no assurance that the Company will be able to successfully continue to conduct its operations if there is a lack of financial resources available in the future to continue its fuel development activities, and a failure to do so would have a material adverse effect on the Company’s future R&D activities, financial position, results of operations, and cash flows. Also, the success of the Company’s operations is subject to numerous other contingencies, some of which are beyond management’s control. These contingencies include general and regional economic conditions, contingent liabilities, potential competition with other nuclear fuel developers, including those entities developing accident tolerant fuels, changes in government regulations, risks related to the R&D of the Company’s fuel, regulatory approval of the Company’s fuel, support for nuclear power, changes in accounting and taxation standards, inability to achieve overall short-term and long-term R&D milestones toward commercialization, including the scale-up of the Company’s nuclear fuel technology and production capabilities, future impairment charges to the Company’s assets, and global or regional catastrophic events. The Company may also be subject to various additional political, economic, and other uncertainties.

The Company is engaged in significant R&D activities to advance its nuclear fuel technology at Idaho National Laboratory (INL). For the three and six months ended June 30, 2026, R&D expenses associated with activities conducted at INL accounted for approximately 25% and 24% of the Company’s total R&D expenditure, respectively. For each of the three and six months ended June 30, 2025, R&D expenses associated with activities conducted at INL accounted for approximately 47% of the Company’s total R&D expenditure. Currently, the Company primarily relies on INL for developing, testing, and evaluating its nuclear fuel. Any disruption in access to INL’s resources, including changes in government policies, facility downtime, regulatory constraints, or unforeseen operational challenges could have a material adverse effect on the Company’s current ability to advance its R&D activities.

Recent Accounting Pronouncements

Disaggregation of Income Statement Expenses

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03), which required disclosure of certain costs and expenses on an interim and annual basis in the notes to the consolidated financial statements. The guidance is effective for annual reporting periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The guidance is to be applied either (1) prospectively to financial statements issued for reporting periods after the effective date or (2) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the potential impact of adopting this new guidance on the consolidated financial statements and related disclosures.

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

Note 2. Fair Value Measurements

The Company’s financial instruments consist principally of cash and cash equivalents, accounts payable, and accrued liabilities. The carrying amounts of cash, accounts payable, and accrued liabilities are considered to be Level 1 measurements, because of the short-term nature of those instruments. At June 30, 2026 and December 31, 2025, the Company held cash balances totaling $44.7 million and $199.5 million, respectively, in excess of the federally insured limits of $250,000. The Company deemed this credit risk not to be significant as cash in excess of the federally insured limits was held by prominent financial institutions during these periods.

Cash equivalents are primarily composed of U.S. Treasury instruments having maturity dates of 30-90 days. At June 30, 2026 and December 31, 2025, the Company held U.S. Treasury bills with an amortized cost basis of $192.1 million and $2.0 million, respectively, on its balance sheet.

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

The following table summarizes the valuation of the Company’s cash equivalents within the fair value hierarchy (in millions) at June 30, 2026:

	Level 1	Level 2	Level 3
Cash equivalents	$21.9	$170.2	$—

The following table summarizes the valuation of the Company’s cash equivalents within the fair value hierarchy (in millions) at December 31, 2025:

	Level 1	Level 2	Level 3
Cash equivalents	$—	$2.0	$—

Note 3. Prepaids and Other Assets

Prepaid expenses and other current assets consist of the following (in millions):

	June 30,	December 31,
	2026	2025
Advance payments to BEA	$0.1	$0.1
Prepaid insurance	0.4	0.1
Prepaid project development costs	0.1	—
Other	0.4	0.5
Prepaid expenses and other current assets	$1.0	$0.7

Prepaid project costs and other long-term assets consist of the following (in millions):

	June 30,	December 31,
	2026	2025
Advance payments to BEA	$1.8	$1.1
Prepaid project development costs	0.1	—
Other	0.1	—
Prepaid project costs and other long-term assets	$2.0	$1.1

In 2022, the Company entered into two agreements with Battelle Energy Alliance, LLC (BEA), the U.S. Department of Energy’s (DOE) operating contractor for INL, to support the development of Lightbridge Fuel™. Under these agreements, as modified from time to time, the Company may make advance payments to support specific contracted project work. These advance payments are recorded as prepaid assets on the balance sheet, and classified as short-term or long-term, depending on the associated performance period remaining. As of June 30, 2026 and December 31, 2025, we had total short-term and long-term advance payments to BEA of $1.9 million and $1.2 million, respectively.

As of June 30, 2026, we had an additional $0.2 million of total short-term and long-term prepaid R&D project development costs related to cladding, critical heat flux testing, and a feasibility study for an expandable fuel facility, which are each classified on the balance sheet as short-term or long-term depending on their estimated project completion date.

Note 4. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following (in millions):

	June 30,	December 31,
	2026	2025
Trade payables	$0.6	$0.6
Accrued research and development expenses	0.3	0.1
Accrued bonus	1.0	—
Accrued legal and consulting expenses	0.1	0.1
Total	$2.0	$0.8

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

As of June 30, 2026, the aggregate funding commitment remaining under the Company’s PTSs with BEA, if and when incurred, would not exceed $18.1 million over the anticipated performance period. Actual expenditures may differ from this amount based on the scope and timing of work performed through the issuance of additional PTSs to BEA.

Note 6. Stockholders’ Equity

At June 30, 2026 and December 31, 2025, the Company had 37,404,544 and 33,407,495 common shares outstanding, respectively (including outstanding restricted stock awards (RSAs) and performance-based restricted stock awards (PSAs) totaling 2,221,169 shares and 2,090,946 shares, respectively). No preferred shares were outstanding at June 30, 2026 and December 31, 2025.

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

During the three months ended June 30, 2026, the Company sold an aggregate of 2,392,247 shares under its sales agreement with Jefferies, LLC (Jefferies), resulting in aggregate net proceeds of $25.8 million. During the three months ended June 30, 2025, the Company sold an aggregate of 3,636,647 shares under its sales agreement with Jefferies and under a previous sales agreement with Stifel, Nicolaus & Company (Stifel), resulting in aggregate net proceeds of $42.9 million.

During the six months ended June 30, 2026, the Company sold an aggregate of 3,752,460 shares under its sales agreement with Jefferies, resulting in aggregate net proceeds of $44.4 million. During the six months ended June 30, 2025, the Company sold an aggregate of 6,242,266 shares under its sales agreement with Jefferies and under a previous sales agreement with Stifel, resulting in aggregate net proceeds of $63.1 million.

The Company has a $350 million shelf registration statement on Form S-3 (File No. 333-291837). As of June 30, 2026, approximately $96.1 million of our common stock remained available for issuance and sale under the Company’s $150 million at-the-market offering program pursuant to the related prospectus supplement, as amended.

Note 7. Stock-Based Compensation

Total non-cash stock-based compensation expense recorded related to common stock awards, stock options, RSAs and PSAs for the three and six months ended June 30, 2026 and 2025 is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Common stock awards	$0.1	$—	$0.2	$—
Stock options	—	0.1	—	0.1
RSAs	1.3	0.4	2.6	1.7
PSAs	—	0.2	1.1	0.2
Total stock-based compensation expense	$1.4	$0.7	$3.9	$2.0

The total stock-based compensation expense recorded in R&D and general and administrative expenses in the Company’s consolidated statements of operations for the three and six months ended June 30, 2026 and 2025 is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Research and development expenses	$0.4	$0.2	$1.1	$0.4
General and administrative expenses	1.0	0.5	2.8	1.6
Total stock-based compensation expense	$1.4	$0.7	$3.9	$2.0

2020 Omnibus Incentive Plan

The Company maintains the 2020 Omnibus Incentive Plan (the 2020 Plan), under which eligible participants may be awarded various types of stock-based compensation, including stock options, restricted stock awards, and other stock-based and cash-based awards. As of June 30, 2026, there were 1,300,299 shares of common stock reserved and available for issuance under the 2020 Plan.

Restricted Stock Awards

The following summarizes the Company’s RSA activity (limited to RSAs with no performance-based conditions) for the six months ended June 30, 2026:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding, December 31, 2025	944,720	$11.35
Awards granted	113,988	13.12
Awards vested	(51,276)	11.43
Awards forfeited	—	—
Outstanding, June 30, 2026	1,007,432	$11.54

During the six months ended June 30, 2026, the Company granted 53,155 RSAs to the independent members of its Board of Directors (the Board) and 16,000 RSAs to an external consultant. These awards vest in four equal installments at the end of each calendar quarter of 2026. During the six months ended June 30, 2026, the Company also granted 44,833 RSAs to new employees. These awards vest in three equal installments on each of the first three anniversaries of the grant date.

The weighted-average grant-date fair value per share of RSAs granted for the six months ended June 30, 2026 and 2025 was $13.12 and $8.63, respectively. During the six months ended June 30, 2026, a total of 51,276 RSAs vested, with an aggregate fair value of $0.6 million, and the Company withheld 2,848 shares to satisfy tax obligations, resulting in 48,428 net shares issued. During the six months ended June 30, 2025, 122,283 RSAs with an aggregate fair value of $1.0 million vested, and the Company withheld 29,440 shares to satisfy tax obligations, resulting in 92,843 net shares issued.

During the three months ended June 30, 2026 and 2025, the Company recognized approximately $1.3 million and $0.4 million in total stock-based compensation expense from RSAs, respectively. During the six months ended June 30, 2026 and 2025, the Company recognized approximately $2.6 million and $1.7 million in total stock-based compensation expense from RSAs, respectively. The stock-based compensation expense recorded during the six months ended June 30, 2025 included approximately $0.5 million of stock-based compensation expense related to accelerated vesting in connection with a separation agreement with a former employee. As of June 30, 2026, total unrecognized compensation cost related to RSAs was $8.8 million, which is expected to be recognized over a remaining weighted-average vesting period of 2.04 years.

Performance-based Restricted Stock Awards

The following summarizes the Company’s PSA activity for the six months ended June 30, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2025	1,146,226	$13.40
Awards granted	167,512	11.80
Awards vested	(100,001)	6.99
Awards forfeited	—	—
Outstanding, June 30, 2026	1,213,737	$13.71

The weighted-average grant-date fair value per share of PSAs granted for the six months ended June 30, 2026 and 2025 was $11.80 and $6.99, respectively. During the six months ended June 30, 2026, a total of 100,001 PSAs vested, with an aggregate fair value of $1.1 million, and the Company withheld 41,559 shares to satisfy tax obligations, resulting in 58,442 net shares issued.

For the three months ended June 30, 2026, the Company recognized an immaterial amount of stock-based compensation expense from PSAs. For the three months ended June 30, 2025, the Company recognized approximately $0.2 million in stock-based compensation expense from PSAs. For the six months ended June 30, 2026 and 2025, the Company recognized approximately $1.1 million and $0.2 million in stock-based compensation expense from PSAs, respectively. As of June 30, 2026, total unrecognized compensation cost related to PSAs was $4.1 million, which is expected to be recognized over a remaining weighted-average vesting period of 1.48 years.

As of June 30, 2026, the Company had 1,013,738 PSAs outstanding with three specific R&D fuel program milestones and one specific financial milestone (the Tranche-based PSAs). During the six months ended June 30, 2026, 167,512 shares of Tranche-based PSAs were granted to new employees. Each milestone applies only to a separate portion of the Tranche-based PSAs. Vesting of the Tranche-based PSAs occurs in unequal tranches depending on which milestone is certified and is subject to the grantee having completed at least twelve months of continuous service with the Company as of the milestone achievement date. The performance period for achieving these milestones extends from the grant date to December 31, 2028. As of June 30, 2026, management concluded that only one performance milestone was probable of achievement.

During the three-months ended June 30, 2026, management concluded a performance milestone previously deemed probable was no longer probable based on revised expectations during the quarter. As a result, the Company reversed $0.7 million of previously recorded stock-based compensation related to this performance milestone. During the three and six months ended June 30, 2026, the Company recognized net stock-based compensation expense of $(0.2) million and $0.6 million, respectively, related to the Tranche-based PSAs. These amounts include the reversal of $0.7 million of previously recognized stock-based compensation related to the performance milestone. No stock-based compensation expense related to the Tranche-based PSAs was recorded during the six months ended June 30, 2025.

As of June 30, 2026, the Company had 199,999 PSAs outstanding, which were granted in April 2025 (the April 2025 PSAs) with a performance condition requiring the successful insertion of the Company’s fuel material coupon samples into the Advanced Test Reactor at INL by December 31, 2026. This condition was satisfied in November 2025 and satisfaction was subsequently certified by the Compensation Committee. The April 2025 PSAs are also subject to the participant’s continuous service over a three-year period from the grant date. During the three months ended June 30, 2026 and 2025, the Company recognized $0.2 million and $0.2 million in stock-based compensation expense related to the April 2025 PSAs. During the six months ended June 30, 2026 and 2025, the Company recognized $0.5 million and $0.2 million in stock-based compensation expense related to the April 2025 PSAs.

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

The outstanding securities in the table below have been excluded from the computation of diluted weighted shares outstanding for the three and six months ended June 30, 2026 and 2025, as they would have been anti-dilutive due to the Company’s losses for the three and six months ended June 30, 2026 and 2025 and also because the exercise price of certain of these outstanding securities was greater than the average closing price of the Company’s common stock.

	Three and Six Months Ended June 30,
	2026	2025
Stock options outstanding	115,845	360,441
RSAs outstanding	1,007,432	717,521
PSAs outstanding	1,213,737	300,000
Total	2,337,014	1,377,962

Note 9. Segment Reporting

The Company has one reportable business segment: nuclear fuel technology. This segment consists of the research and development and commercialization of its nuclear fuel. The Company’s chief operating decision maker (CODM) is the chief executive officer. The CODM assesses performance for the segment and allocates resources based on net loss as reported on the consolidated statement of operations. The CODM also reviews total assets as reported on the consolidated balance sheet to assess capital deployment and liquidity available to support the Company's commercialization strategy. The measure of segment assets is reported on the consolidated balance sheet as total assets.

The table below summarizes the significant expense categories regularly provided to the CODM for the three and six months ended June 30, 2026 and 2025 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue	$—	$—	$—	$—
General and administrative	3.7	2.5	8.0	6.0
Research and development
INL project (1)	1.0	0.8	1.8	1.6
Project development	0.4	—	0.4	—
IT expenses (2)	0.3	0.1	0.8	0.1
Allocated employee compensation and stock-based compensation	2.0	0.6	3.8	1.4
Other outside R&D expenses	0.3	0.1	0.5	0.2
Other segments items (3)	(1.9)	(0.6)	(3.2)	(1.0)
Net loss	$(5.8)	$(3.5)	$(12.1)	$(8.3)

(1)	These expenses relate to cost reimbursable work performed during the reporting period by BEA to support the development of Lightbridge Fuel™.

(2)	These expenses primarily relate to the Company’s high-performance computer, including related computer hardware, software, and operating expenses.

(3)	Other segment item represents interest income from the Company’s cash and cash equivalents.

Note 10. Subsequent Events

August 2026 Equity Awards

On August 6 2026, the Board approved the following equity awards designed to support the Company’s lead test assembly (LTA) production strategy and retain and attract key personnel involved in the development and commercialization of Lightbridge Fuel™:

(1)

Service-Based Restricted Stock Awards – An aggregate of 1,000,000 RSAs to current and future employees, contractors, and directors under the 2020 Plan. These RSAs vest in six equal installments on each of the first six semi-annual anniversaries of the Board approval date, prorated based on the start date for future hires. On August 6, 2026, approximately 617,000 RSAs were granted.

(2)

Contingent Performance-Based Restricted Stock Awards – An aggregate of 3,000,000 PSAs to current and future employees, contractors, and directors, contingent upon approval by the Company’s stockholders of an increase in the number of shares authorized under the 2020 Plan to accommodate these awards. If stockholder approval is not obtained, the PSAs will not be granted. These PSAs vest based on the attainment of three specific R&D fuel program milestones related to the construction and commissioning of a pilot-scale fuel fabrication facility and the production of at least one complete LTA. Each milestone applies to a separate portion of the PSAs, and vesting of the PSAs occurs in unequal tranches depending on which milestone is certified. The performance period for achieving these milestones extends from the grant date to as early as December 31, 2029 and as late as December 31, 2034.

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

Our Business

At Lightbridge, we are developing advanced metallic nuclear fuel for existing and new water-cooled reactors designed to improve the economics and safety of existing and new nuclear power plants and enhance proliferation resistance of spent nuclear fuel while supplying clean energy to the electric grid or to “behind the meter” customers for electric power, including data centers. We believe our metallic fuel could offer significant economic and safety benefits over traditional nuclear fuel, primarily because of the superior heat transfer properties and the resulting lower operating temperature of our all-metal fuel.

We believe our metallic fuel can be used in different types of water-cooled commercial power reactors, such as pressurized water reactors, boiling-water reactors, Russian-designed water-cooled commercial power reactors, Canada Deuterium Uranium heavy water reactors, water-cooled small modular reactors, and water-cooled research reactors. We have obtained patent validation in key countries that we believe would have a commercial market for our fuel and will continue to seek patent validation in countries that either currently operate or are expected to build and operate a large number of nuclear power reactors compatible with our fuel technology.

Commercialization Outlook and Key Drivers of Timing

The Company believes long-term industry trends continue to support investment in advanced nuclear technologies. Growing demand for reliable electricity, including demand associated with artificial intelligence computing, hyperscale data centers, electrification, advanced manufacturing, and energy security initiatives, has significantly increased interest in expanding nuclear generation and improving the performance of existing reactors. Advances in reactor technology, combined with growing corporate and governmental support for nuclear energy, can position nuclear power as a cornerstone of future energy strategies for data-intensive industries, which recent evidence suggests may be willing to pay a premium for reliable, clean, and sustainable baseload electricity. The Company believes these trends may increase the long-term market opportunities for advanced nuclear fuel technologies designed to improve reactor economics, increase power output, and enhance operational flexibility. Accordingly, the Company's current research, engineering, manufacturing planning, and strategic collaborations are focused on advancing the technical and commercial readiness of Lightbridge Fuel™ to address these long-term market opportunities.

The long-term milestones marking progress towards development and commercialization of nuclear fuel assemblies include, among other matters, irradiating nuclear material samples and prototype fuel rods with enriched uranium in test reactors, conducting post-irradiation examination of irradiated material samples and/or prototype fuel rods, performing thermal-hydraulic experiments, performing seismic and other out-of-reactor experiments, performing advanced computer modeling and simulations to support fuel qualification, designing a lead test assembly (LTA), entering into one or more lead test rod/assembly agreements with host reactors, demonstrating the production process of the fuel including lead test rods and/or LTAs, and demonstrating the operation of lead test rods and/or LTAs in commercial reactors.

There are inherent uncertainties in the cost and outcomes of the many steps needed for successful deployment of Lightbridge Fuel™ in commercial nuclear reactors, which makes it difficult to accurately predict the timing of the commercialization of our nuclear fuel technology. Our ultimate commercial model remains under evaluation and may evolve as our fuel development progresses, regulatory pathways are further clarified, and commercial partnerships are further established. See Part I, Item 1A. Risk Factors—“Risks Related to Our Business and to the Commercialization of Lightbridge Fuel™” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Development of a Pilot-Scale Facility and Future Lightbridge Expandable Fuel Facility

The Company is evaluating a potential site location and developing a conceptual design for a Lightbridge Expandable Fuel Facility (LEFF) to support the possible future fabrication of Lightbridge Fuel™ for use in commercial reactors. The Company also continually evaluates a variety of strategic opportunities that could accelerate the commercialization of its advanced nuclear fuel technology, including the potential establishment of a pilot-scale fuel fabrication capability to support the future manufacture of LTAs.

In connection with these efforts, the Company may decide, from time to time, to apply to programs available through various governmental agencies that offer funding, regulatory flexibility, or other support related to the advancement of its nuclear fuel technology. Such programs may require significant capital investment and could materially increase research and development activities, capital expenditures, manufacturing capabilities and staffing over the next several years. For example, the Company recently submitted an application to the U.S. Department of Energy (DOE) seeking authorization and collaboration through the agency’s Nuclear Energy Launch Pad program relating to such a pilot-scale fuel fabrication capability. The requested authorization, if obtained and ultimately pursued by the Company, could enable earlier fabrication and testing of LTAs and accelerate the Company's commercialization timeline.

The construction of a pilot-scale facility could commence as early as 2027, subject to various factors, including those described below. This initiative would represent a significant potential expansion of the Company’s operations beyond its current R&D activities. While the scope, timing, and cost of constructing such a facility cannot be reasonably estimated at this time, the Company expects that the capital required to design, license, and construct any pilot-scale facility or LEFF would be substantial. The timing, amount, and sources of any related financing activities will depend on a number of factors, including the progress of the Company’s development programs, regulatory considerations, market conditions, and the availability of strategic partnerships or other funding sources. There can be no assurance that the Company will be able to obtain such financing on acceptable terms, or at all, nor can there be any assurance that the Company will pursue the construction of the fabrication facility.

Recent Developments Regarding Lightbridge Fuel™

Reconstitution of the Nuclear Utility Fuel Advisory Board

In June 2026, the Company launched a reconstituted Nuclear Utility Fuel Advisory Board, which is intended to provide the Company with input directly from utility industry representatives regarding fuel development priorities, licensing considerations, deployment strategies, operational requirements, and commercialization planning.

The advisory board serves in an advisory capacity only and does not constitute a commitment by any participant to purchase, license, deploy, or otherwise utilize the Company's fuel technology.

Updates to Idaho National Laboratory Agreements

In 2022, the Company entered into agreements with Batelle Energy Alliance, LLC (BEA), the U.S. Department of Energy’s (DOE) operating contractor for Idaho National Laboratory (INL), to support the development of Lightbridge Fuel™. The framework agreements consist of an “umbrella” Strategic Partnership Project Agreement (SPPA) and an “umbrella” Cooperative Research and Development Agreement (CRADA), each with BEA. The Company continues to perform work under its SPPA and CRADA with BEA, as previously described in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. The Company periodically updates project scopes, schedules and cost estimates using a rolling wave planning approach for project management purposes on the released scopes of work. It is an iterative planning technique in which the work to be accomplished in the near term is planned in detail, while work further in the future is planned at a higher level. As such, periodic revisions to the scope and/or cost estimates are anticipated.

Other Updates to the SPPA and CRADA

In June 2026, the Company entered into Modification No. 5 to CRADA Project Task Statement (PTS) No.1 with BEA to increase the total estimated reimbursable cost by approximately $1.1 million, bringing the total estimated cost for the work to be performed under CRADA PTS No.1 to $5.4 million.

In April 2026, the Company entered into SPPA PTS No. 6 to support the development of coextruded fuel rod components for future irradiation testing. This program builds on prior INL fabrication work and is intended to further refine manufacturing processes and materials necessary to produce fuel rods and rodlets in their final cross-sectional configurations. Initial process development activities will be conducted using depleted uranium, with the expectation that, upon successful demonstration, these processes may be applied to enriched uranium to produce fuel rod segments for irradiation experiments at test reactors, including the Advanced Test Reactor (ATR). The program is expected to help bridge the transition from earlier-stage fabrication development and initial coupon fuel material samples currently undergoing irradiation testing in the ATR to the production of irradiation rod segment test specimens. The scope of work includes enhancements to fabrication processes and equipment, development and testing of key materials (including central displacer alloys and cladding behavior), and validation of coextrusion techniques for both cylindrical and multi-lobe fuel designs. The program also includes preparation of fuel rod segment specimens, including those with controlled defects, to support non-destructive evaluation calibration and irradiation testing. The total estimated cost of SPPA PTS No.6 is approximately $4.6 million over an expected performance period of 36 months. Costs are incurred on a reimbursable basis, with advance and monthly funding provided by the Company. The Company is not obligated to continue work beyond the estimated cost without additional authorization. This effort represents a key step in the Company’s ongoing fuel qualification strategy, supporting the advancement from process development toward irradiation testing and future commercialization activities.

In March 2026, the Company entered into Modification No. 4 to CRADA PTS No. 1 with BEA to extend the performance period end date through September 2032 and increase advanced funding by $0.3 million, with no increase to the total estimated reimbursable cost.

Total Cumulative Estimated Costs

As of June 30, 2026, the Company expects to pay an aggregate $25.2 million to BEA under the CRADA and the SPPA on a cost reimbursable basis over the performance periods. As of June 30, 2026, a cumulative total of $7.1 million has been expensed and the aggregate funding commitment remaining under these agreements is $18.1 million. These obligations are generally cancellable with 30-60 days’ notice and, therefore, are not considered firm commitments, and are not expensed until incurred. Actual expenditures may differ from this amount based on the scope and timing of work performed through the issuance of additional PTSs to BEA.

Master Services Agreement with Amentum Technology Inc.

In December 2025, the Company entered into a Master Services Agreement (MSA) with Amentum Technology Inc. (Amentum) relating to the performance of activities by Amentum in support of various activities as the Company and Amentum may agree from time to time. In June 2026, the Company entered into a new task order with Amentum to conduct feasibility and site selection studies and develop a conceptual design for a standalone LEFF, with completion of deliverables expected in early 2027. The Company expects to incur approximately $2.4 million of R&D expenses under this task order.

Critical Accounting Estimates

For a discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our financial statements, please see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2026.

Operations Review

During the first half of 2026, the Company continued accelerating the development of Lightbridge Fuel™. Operating expenses increased for the three and six months ended June 30, 2026 primarily as a result of the Company's continued investment in engineering, fuel development, manufacturing readiness activities, project development, and organizational infrastructure supporting the long-term development of Lightbridge Fuel™. The Company generated increased interest income from its significantly higher cash balances invested primarily in U.S. Treasury securities.

Financial information is included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Condensed Consolidated Results of Operations - Three Months Ended June 30, 2026 and 2025

The following table presents our operating results and the change in amounts for the periods indicated (in millions):

	Three Months Ended		Increase	Increase
	June 30,		(Decrease)	(Decrease)
	2026	2025	Change $	Change %
Operating Expenses
General and administrative	$3.7	$2.5	$1.2	48%
Research and development	4.0	1.6	2.4	150%
Total Operating Expenses	7.7	4.1	3.6	88%

Operating Loss	(7.7)	(4.1)	3.6	88%
Other Income	1.9	0.6	1.3	217%
Net loss before Income Taxes	(5.8)	(3.5)	2.3	66%

Net Loss	$(5.8)	$(3.5)	$2.3	66%

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

G&A expenses increased by $1.2 million for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The increase was due to:

•

a $0.9 million increase in employee compensation and stock-based compensation for employees, contractors, and directors, reflecting new hires, increased bonuses, and several new stock-based awards, including performance stock awards, partially offset by a reversal in the current period of previously recognized stock-based compensation for a performance milestone no longer deemed probable of achievement;

•	a $0.2 million increase in other administrative expenses, including insurance, travel, and patent expenses; and
•	a $0.1 million increase in professional and consulting services as we continue to grow the business.

Total stock-based compensation included in G&A expenses was $1.0 million and $0.5 million for the three months ended June 30, 2026 and 2025, respectively. The amount for the three months ended June 30, 2026 includes the reversal of $0.5 million of previously recognized stock-based compensation related to a performance milestone under our Tranche-based PSAs that is no longer deemed probable of achievement.

Research and Development

R&D expenses consist primarily of costs associated with our CRADA and SPPA agreements with BEA, IT expenses, employee compensation and related fringe benefits, including stock-based compensation, and other R&D costs for the development of our Lightbridge Fuel™.

The following table presents our total R&D expenses for the three months ended June 30, 2026 and 2025 (in millions):

	Three Months Ended		Increase	Increase
	June 30,		(Decrease)	(Decrease)
	2026	2025	Change $	Change %
INL Project	$1.0	$0.8	$0.2	25%
Project development	0.4	—	0.4	100%
IT expenses	0.3	0.1	0.2	200%
Allocated employee compensation and stock-based compensation	2.0	0.6	1.4	233%
Other outside R&D expenses	0.3	0.1	0.2	200%
Total	$4.0	$1.6	$2.4	150%

R&D expenses increased by $2.4 million for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The increase was due to:

•

a $1.4 million increase in employee compensation and stock-based compensation, reflecting an increase in new hires, increased employee bonuses, and several new stock-based awards, including performance stock awards, partially offset by a reversal in the current period of previously recognized stock-based compensation for a performance milestone no longer deemed probable of achievement;

•	a $0.4 million increase in R&D project development costs related to cladding, critical heat flux testing, safety analysis, and feasibility studies;
•	a $0.2 million increase in INL project labor costs, as we entered into additional agreement modifications and new PTSs;
•	a $0.2 million increase in IT expenses, which include additional computer hardware, software, and operating expenses related to the Company’s high-performance computer; and
•	a $0.2 million increase in other outside R&D expenses.

Total stock-based compensation included in R&D expenses was $0.4 million and $0.2 million for the three months ended June 30, 2026 and 2025, respectively. The amount for the three months ended June 30, 2026 includes the reversal of $0.2 million of previously recognized stock-based compensation related to a performance milestone under our Tranche-based PSAs that is no longer deemed probable of achievement.

We expect to significantly increase our R&D spend as we evaluate a potential site location and work on a conceptual design for any pilot-scale facility or the LEFF and as we continue to hire additional engineers in the near future to focus on fuel fabrication development, irradiation testing programs, and our collaboration with the DOE at INL.

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

Interest Income

There was an increase in interest income of $1.3 million due to higher cash balances, which resulted in an increase in interest income earned from the purchase of treasury bills and from our bank savings account for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025.

Condensed Consolidated Results of Operations - Six Months Ended June 30, 2026 and 2025

The following table presents our operating results and the change in amounts for the periods indicated (in millions):

	Six Months Ended		Increase	Increase
	June 30,		(Decrease)	(Decrease)
	2026	2025	Change $	Change %
Operating Expenses
General and administrative	$8.0	$6.0	$2.0	33%
Research and development	7.3	3.3	4.0	121%
Total Operating Expenses	15.3	9.3	6.0	65%

Operating Loss	(15.3)	(9.3)	6.0	65%
Other Income	3.2	1.0	2.2	220%
Net loss before Income Taxes	(12.1)	(8.3)	3.8	46%

Net Loss	$(12.1)	$(8.3)	$3.8	46%

Operating Expenses

General and Administrative

G&A expenses increased by $2.0 million for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The increase was due to:

•

a $1.5 million increase in employee compensation and stock-based compensation for employees, contractors, and directors, reflecting new hires, increased bonuses, and several new stock-based awards, including performance stock awards, partially offset by a reversal in the current period of previously recognized stock-based compensation for a performance milestone no longer deemed probable of achievement and additional stock-based compensation in the prior period from the accelerated vesting of certain awards;

•	a $0.3 million increase in other administrative expenses, including recruiting, insurance, and travel expenses; and
•	a $0.2 million increase in professional and consulting services as we continue to grow the business.

Total stock-based compensation included in G&A expenses was $2.8 million and $1.6 million for the six months ended June 30, 2026 and 2025, respectively. The amount for the six months ended June 30, 2026 includes the reversal of $0.5 million of previously recognized stock-based compensation related to a performance milestone under our Tranche-based PSAs that is no longer deemed probable of achievement. The amount for the six months ended June 30, 2025 includes $0.5 million of stock-based compensation expense related to accelerated vesting of RSAs in connection with a separation agreement with a former employee.

Research and Development

The following table presents our total R&D expenses for the six months ended June 30, 2026 and 2025 (in millions):

	Six Months Ended		Increase	Increase
	June 30,		(Decrease)	(Decrease)
	2026	2025	Change $	Change %
INL Project	$1.8	$1.6	$0.2	13%
Project development	0.4	—	0.4	100%
IT expenses	0.8	0.1	0.7	700%
Allocated employee compensation and stock-based compensation	3.8	1.4	2.4	171%
Other outside R&D expenses	0.5	0.2	0.3	150%
Total	$7.3	$3.3	$4.0	121%

R&D expenses increased by $4.0 million for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The increase was due to:

•

a $2.4 million increase in employee compensation and stock-based compensation, reflecting an increase in new hires, increased employee bonuses, and several new stock-based awards, including performance stock awards, partially offset by a reversal in the current period of previously recognized stock-based compensation for a performance milestone no longer deemed probable of achievement;

•	a $0.7 million increase in IT expenses, which include additional computer hardware, software, and operating expenses related to the Company’s high-performance computer;
•	a $0.4 million increase in R&D project development costs related to cladding, critical heat flux testing, safety analysis, and feasibility studies;
•	a $0.3 million increase in other outside R&D expenses; and
•	a $0.2 million increase in INL project labor costs, as we entered into additional agreement modifications and new PTSs.

Total stock-based compensation included in R&D expenses was $1.1 million and $0.4 million for the six months ended June 30, 2026 and 2025, respectively. The amount for the six months ended June 30, 2026 includes the reversal of $0.2 million of previously recognized stock-based compensation related to a performance milestone under our Tranche-based PSAs that is no longer deemed probable of achievement.

Interest Income

There was an increase in interest income of $2.2 million due to higher cash balances, which resulted in an increase in interest income earned from the purchase of treasury bills and from our bank savings account for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025.

Liquidity, Capital Resources and Financial Position

Overview – Funding Requirements

We assess our liquidity based on our ability to fund the cash requirements of our R&D activities, G&A expenses, contractual obligations, and other operating needs. Based on our current projected operating expenses and our available cash resources, we believe we have sufficient liquidity to fund our operations and meet our anticipated cash requirements for at least the next 12 months from the date of this filing. Our longer-term liquidity will depend on our ability to obtain additional financing, as our existing capital resources are not sufficient to fund our long-term operations, R&D activities, and commercialization efforts. Planned expenditures are expected to include the continued expansion of engineering and technical personnel for research and development activities, manufacturing readiness initiatives, project development activities including establishing a pilot-scale facility, testing and qualification programs, regulatory support activities, and other commercialization-related initiatives. The Company also expects to continue investing in the organizational infrastructure necessary to support these activities as it transitions from a primarily research-focused organization toward manufacturing readiness activities.

Short-Term Liquidity and Capital Resources

At June 30, 2026, we had cash and cash equivalents of $237.5 million, as compared to $201.9 million at December 31, 2025, an increase of $35.6 million. We raised net proceeds of $44.4 million from the sale of approximately 3.8 million shares of common stock during the six months ended June 30, 2026. Our net cash used in operating activities for the six months ended June 30, 2026, was $8.3 million. We do not anticipate any material incoming cash flows from operations for the foreseeable future, and we expect to continue funding our business primarily through our ATM program or other equity offerings.

Long-Term Liquidity and Capital Requirements

Due to the uncertainties inherent in our R&D programs and the broader industry environment, we are unable to reliably estimate our total cash requirements over the full R&D period or beyond the next 12 months. We expect our expenditures to increase over time as we advance the development and potential commercialization of our Lightbridge Fuel™. We expect that significant additional capital will be required over an extended period to advance Lightbridge Fuel™ through development and toward commercial deployment. The amount and timing of future funding needs will depend on technical progress, regulatory requirements, design and construction costs of any pilot-scale facility and the LEFF, partnering arrangements, and the availability of government support. At this stage, we cannot reliably estimate the total funding required to reach commercial deployment. We currently intend to fund these activities through a mix of equity financing, strategic partnerships, and potential government grants or awards, but there can be no assurance that these additional sources of capital will be made available on terms acceptable to us, or at all.

The actual amount and timing of future capital requirements will depend on several factors, including:

•	The scope, timing, and cost of R&D activities conducted at DOE national laboratories.
•	The design and execution of future fuel development programs.
•	The design, construction, and operating costs associated with any pilot-scale facility and the LEFF.
•	The timing and structure of potential strategic partnerships and collaborations.

There is inherent uncertainty in forecasting future expenditures, and actual costs may vary materially from current estimates.

Sources of Liquidity

Our current primary source of liquidity is proceeds from our ATM equity offerings. During the six months ended June 30, 2026, we sold approximately 3.8 million shares of our common stock under our sales agreement with Jefferies LLC, receiving net proceeds (less sales commissions and expenses) of $44.4 million.

We have a $350 million shelf registration statement on Form S-3 (File No. 333-291837). As of June 30, 2026, approximately $96.1 million of our common stock remained available for issuance and sale under the Company’s $150 million at-the-market offering program pursuant to the related prospectus supplement.

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

Contractual and Other Obligations

As noted previously, we have entered into PTSs with BEA, the operating contractor of INL, in collaboration with the DOE, which statements set forth the initial scopes of work and funding commitments under the SPPA and CRADA umbrella agreements. Performance of work under these agreements may be terminated at any time by either party, without any liability, after the effective date of termination, upon 30 days’ written notice under the SPPA and 60 days’ written notice under the CRADA. In the event of termination, the Company shall be responsible for BEA’s costs (including the closeout costs), through the effective date of termination, but in no event shall the Company’s cost responsibility exceed the total estimated cost stated in each PTS and any subsequent modification to the PTS. As of June 30, 2026, the aggregate funding commitment remaining from the Company to BEA, if and when incurred, would not exceed $18.1 million.

Cash Flow

The following table provides detailed information about our net cash flows for the six months ended June 30, 2026 and 2025 (in millions):

	Six Months Ended		Increase	Increase
	June 30,		(Decrease)	(Decrease)
	2026	2025	Change $	Change %
Net Cash Used in Operating Activities	$(8.3)	$(5.6)	$2.7	48%
Net Cash Used in Investing Activities	—	—	—	—
Net Cash Provided by Financing Activities	43.9	63.5	(19.6)	(31)%
Net Cash Inflow	$35.6	$57.9	$(22.3)	(39)%

Operating Activities

Cash used in operating activities increased by $2.7 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. This increase was primarily due to increased cash expenditures on R&D and G&A expenses, partially offset by higher interest income, reflecting increased average cash balances following equity financings. The changes in working capital during the six months ended June 30, 2026 included a $1.3 million increase in prepaid expenses and other assets and a $1.2 million increase in accounts payable and accrued liabilities, resulting in a net working capital change of $(0.1) million. The changes in working capital during the six months ended June 30, 2025 included a $0.2 million increase in prepaid expenses and other assets and a $0.8 million increase in accounts payable and accrued liabilities, resulting in a net working capital change of $0.6 million.

Financing Activities

Cash provided by financing activities decreased by $19.6 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. This decrease was primarily due to a $18.7 million decrease in net proceeds received from the issuance of common stock under our ATM program, a $0.6 million decrease in net proceeds from the exercise of stock options, and a $0.3 million increase in the payment of withholding taxes related to the net share settlement of equity awards.

Net cash provided by our ATM program was $44.4 million from the sale of approximately 3.8 million shares of common stock for the six months ended June 30, 2026 and $63.1 million from the sale of approximately 6.2 million shares of common stock for the six months ended June 30, 2025.

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

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

Trading Arrangements

On April 1, 2026, Mark Tobin, Director, terminated a previously existing trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. The plan, which was adopted on September 30, 2025, provided for the sale at market price of up to 15,000 shares of the Company’s common stock in the aggregate, and would have otherwise expired on December 31, 2026. For the three months ended June 30, 2026, no other director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description

10.1▲

Project Task Statement No. 6, dated April 14, 2026, under the Strategic Partnership Project Agreement, dated September 27, 2022, as amended, by and between Lightbridge Corporation and Battelle Energy Alliance, LLC (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by the Company on April 30, 2026).

10.2*▲

Modification No. 5 to the Project Task Statement No. 1, dated June 30, 2026, under the Cooperative Research and Development Agreement, dated December 9, 2022, as amended on May 22, 2023, May 30, 2023, and January 16, 2025 by and between Lightbridge Corporation and Battelle Energy Alliance, LLC.

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

LIGHTBRIDGE CORPORATION

Date: August 6, 2026	By:	/s/ Seth Grae
	Name:	Seth Grae
	Title:	President, Chief Executive Officer, and Director
(Principal Executive Officer)

	By:	/s/ Larry Goldman
	Name:	Larry Goldman
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

