Form 10-Q
period 2026-09-30
LIGHTBRIDGE Corp
filed 2026-11-04
CIK 1084554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the issuer’s common stock, as of October 28, 2026 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	38,764,348

LIGHTBRIDGE CORPORATION

FORM 10-Q

SEPTEMBER 30, 2026

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIGHTBRIDGE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2026	2025
ASSETS
Current Assets
Cash and cash equivalents	$236,735,081	$201,862,421
Prepaid expenses and other current assets	1,274,477	712,983
Total Current Assets	238,009,558	202,575,404
Other Assets
Prepaid project costs and other long-term assets	2,755,892	1,140,000
Trademarks	127,187	119,391
Total Assets	$240,892,637	$203,834,795

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$3,830,512	$847,451
Total Current Liabilities	3,830,512	847,451

Commitments and contingencies - Note 5

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 authorized shares, no shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value, 100,000,000 authorized shares, 38,761,010 shares and 33,407,495 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	38,761	33,407
Additional paid-in capital	441,219,021	386,719,120
Accumulated deficit	(204,195,657)	(183,765,183)
Total Stockholders’ Equity	237,062,125	202,987,344
Total Liabilities and Stockholders’ Equity	$240,892,637	$203,834,795

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTBRIDGE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue	$—	$—	$—	$—

Operating Expenses
General and administrative	5,039,852	3,164,343	13,084,565	9,146,989
Research and development	5,300,753	2,039,857	12,556,332	5,345,635
Total Operating Expenses	10,340,605	5,204,200	25,640,897	14,492,624

Operating Loss	(10,340,605)	(5,204,200)	(25,640,897)	(14,492,624)

Other Income
Interest income	2,009,488	1,104,955	5,210,423	2,101,933
Total Other Income	2,009,488	1,104,955	5,210,423	2,101,933

Net Loss Before Income Taxes	(8,331,117)	(4,099,245)	(20,430,474)	(12,390,691)
Income taxes	—	—	—	—
Net Loss	$(8,331,117)	$(4,099,245)	$(20,430,474)	$(12,390,691)

Net Loss Per Common Share
Basic and diluted	$(0.23)	$(0.16)	$(0.62)	$(0.55)

Weighted Average Number of Common Shares Outstanding
Basic and diluted	35,470,698	25,624,598	33,152,970	22,498,638

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTBRIDGE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance – June 30, 2026	37,404,544	$37,405	$434,407,448	$(195,864,540)	$238,580,313
Issuance of restricted share awards	772,030	772	(772)	—	—
Share settlement for withholding taxes paid upon vesting of restricted stock awards	(37,479)	(38)	(282,842)	—	(282,880)
Shares issued - registered offerings - net of offering costs of $193,809	579,685	580	4,486,503	—	4,487,083
Stock-based compensation for shares issued to consultants	42,230	42	320,958	—	321,000
Stock-based compensation for equity awards	—	—	2,287,726	—	2,287,726
Net loss	—	—	—	(8,331,117)	(8,331,117)
Balance - September 30, 2026	38,761,010	$38,761	$441,219,021	$(204,195,657)	$237,062,125

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance - December 31, 2025	33,407,495	$33,407	$386,719,120	$(183,765,183)	$202,987,344
Issuance of restricted share awards	1,053,530	1,053	(1,053)	—	—
Share settlement for withholding taxes paid upon vesting of restricted stock awards	(81,886)	(82)	(779,434)	—	(779,516)
Shares issued - registered offerings - net of offering costs of $1,774,741	4,332,145	4,334	48,876,866	—	48,881,200
Shares issued upon the exercise of options	4,340	4	10,803	—	10,807
Stock-based compensation for shares issued to consultants	45,386	45	356,955	—	357,000
Stock-based compensation for equity awards	—	—	6,035,764	—	6,035,764
Net loss	—	—	—	(20,430,474)	(20,430,474)
Balance - September 30, 2026	38,761,010	$38,761	$441,219,021	$(204,195,657)	$237,062,125

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTBRIDGE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance – June 30, 2025	25,545,488	$25,545	$270,225,336	$(172,476,288)	$97,774,593
Issuance of restricted share awards	1,110,000	1,110	(1,110)	—	—
Shares issued - registered offerings - net of offering costs of $1,986,689	3,612,403	3,613	57,324,913	—	57,328,526
Shares issued upon the exercise of options	96,141	96	610,323	—	610,419
Stock-based compensation for shares issued to consultants	20,949	21	314,979	—	315,000
Stock-based compensation for equity awards	—	—	1,576,375	—	1,576,375
Net loss	—	—	—	(4,099,245)	(4,099,245)
Balance - September 30, 2025	30,384,981	$30,385	$330,050,816	$(176,575,533)	$153,505,668

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance - December 31, 2024	18,783,912	$18,784	$204,694,348	$(164,184,842)	$40,528,290
Issuance of restricted share awards	1,467,940	1,468	(1,468)	—	—
Share settlement for withholding taxes paid upon vesting of restricted stock awards	(29,440)	(29)	(234,592)	—	(234,621)
Shares issued - registered offerings - net of offering costs of $4,207,920	9,854,669	9,854	120,441,594	—	120,451,448
Shares issued upon the exercise of options	195,855	196	1,243,598	—	1,243,794
Stock-based compensation for shares issued to consultants and directors	112,045	112	344,888	—	345,000
Stock-based compensation for equity awards	—	—	3,562,448	—	3,562,448
Net loss	—	—	—	(12,390,691)	(12,390,691)
Balance - September 30, 2025	30,384,981	$30,385	$330,050,816	$(176,575,533)	$153,505,668

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTBRIDGE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2026	2025
Operating Activities
Net Loss	$(20,430,474)	$(12,390,691)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	6,323,764	3,746,642

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(486,494)	(808,317)
Prepaid project costs and other long-term assets	(1,615,892)	201,657
Accounts payable and accrued liabilities	2,977,061	1,135,512
Net Cash Used in Operating Activities	(13,232,035)	(8,115,197)

Investing Activities
Trademarks	(7,796)	(6,117)
Net Cash Used in Investing Activities	(7,796)	(6,117)

Financing Activities
Proceeds from sale of common stock in public offerings	50,655,941	124,659,368
Issuance costs related to sale of common stock in public offerings	(1,774,741)	(4,207,920)
Net proceeds from the exercise of stock options	10,807	1,243,794
Payments for taxes related to net share settlement of equity awards	(779,516)	(234,621)
Net Cash Provided by Financing Activities	48,112,491	121,460,621

Net Increase in Cash and Cash Equivalents	34,872,660	113,339,307
Cash and Cash Equivalents, Beginning of Period	201,862,421	39,990,827
Cash and Cash Equivalents, End of Period	$236,735,081	$153,330,134

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) and do not contain certain information included in the Company’s annual financial statements and notes. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 26, 2026.

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

Certain Risks and Uncertainties

Based on the Company’s cash position as of September 30, 2026 and current operating plans, management believes the Company has sufficient capital to fund operations for at least 12 months from the issuance of these financial statements.

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

The Company is engaged in significant R&D activities to advance its nuclear fuel technology at Idaho National Laboratory (INL). For the three and nine months ended September 30, 2026, R&D expenses associated with activities conducted at INL accounted for approximately 22% and 23% of the Company’s total R&D expenditure, respectively. For the three and nine months ended September 30, 2025, R&D expenses associated with activities conducted at INL accounted for approximately 41% and 45% of the Company’s total R&D expenditure, respectively. Currently, the Company primarily relies on INL for developing, testing, and evaluating its nuclear fuel. Any disruption in access to INL’s resources, including changes in government policies, facility downtime, regulatory constraints, or unforeseen operational challenges, could have a material adverse effect on the Company’s current ability to advance its R&D activities.

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

Government Grants

In December 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities (ASU 2025-10). ASU 2025-10 establishes the accounting for a government grant received by a business entity, including guidance for grants related to assets and grants related to income. Government grants received will not be recognized until it is probable that (a) the entity will comply with the conditions attached to the grant and (b) the grant will be received. Grants related to assets will be recognized on the balance sheet as the related costs are incurred, through either the “cost accumulation approach” (reduction to the asset’s cost basis and subsequent recognition through reduced depreciation expense) or the “deferred income approach” (deferred and subsequently recognized in earnings). Grants related to income and grants related to an asset under which the deferred income approach is elected will be recognized in earnings on a systematic and rational basis over the periods in which the entity recognizes the costs for which the grant is intended to compensate and presented as either other income or as a deduction from the related expenses. The guidance is effective for annual and interim reporting periods beginning after December 15, 2028. Early adoption is permitted. The guidance is to be applied on either (1) a modified prospective approach, which entails prospective application for new grants and incomplete grants as of the effective date, (2) a modified retrospective approach with a cumulative-effect adjustment to retained earnings for both government grants entered into on or after the beginning of the earliest period presented and government grants not completed as of the beginning of the earliest period presented, or (3) a retrospective approach for all government grants with a cumulative-effect adjustment through retained earnings. The Company is currently evaluating the potential impact of adopting this new guidance on the consolidated financial statements and related disclosures, in connection with the Company’s acceptance into the Department of Energy’s Nuclear Energy Launch Pad INL program, as described further below under Note 5. Commitments and Contingencies.

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

Note 2. Fair Value Measurements

The Company’s financial instruments consist principally of cash and cash equivalents, accounts payable, and accrued liabilities. The carrying amounts of cash, accounts payable, and accrued liabilities are considered to be Level 1 measurements, because of the short-term nature of those instruments. At September 30, 2026 and December 31, 2025, the Company held cash balances totaling $48.6 million and $199.5 million, respectively, in excess of the federally insured limits of $250,000. The Company deemed this credit risk not to be significant as cash in excess of the federally insured limits was held by two prominent financial institutions during these periods.

Cash equivalents are primarily composed of U.S. Treasury instruments having maturity dates of 30-90 days. At September 30, 2026 and December 31, 2025, the Company held U.S. Treasury bills with an amortized cost basis of $187.4 million and $2.0 million, respectively, on its balance sheet.

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

The following table summarizes the valuation of the Company’s cash equivalents within the fair value hierarchy (in millions) at September 30, 2026:

	Level 1	Level 2	Level 3
Cash equivalents	$19.9	$167.5	$—

The following table summarizes the valuation of the Company’s cash equivalents within the fair value hierarchy (in millions) at December 31, 2025:

	Level 1	Level 2	Level 3
Cash equivalents	$—	$2.0	$—

Note 3. Prepaids and Other Assets

Prepaid expenses and other current assets consist of the following (in millions):

	September 30,	December 31,
	2026	2025
Advance payments to BEA	$0.1	$0.1
Prepaid insurance	0.3	0.1
Prepaid consulting expenses	0.3	—
Other	0.6	0.5
Total prepaid expenses and other current assets	$1.3	$0.7

Prepaid project costs and other long-term assets consist of the following (in millions):

	September 30,	December 31,
	2026	2025
Advance payments to BEA	$2.4	$1.1
Other	0.4	—
Total prepaid project costs and other long-term assets	$2.8	$1.1

In 2022, the Company entered into two agreements with Battelle Energy Alliance, LLC (BEA), the U.S. Department of Energy’s (DOE) operating contractor for INL, to support the development of Lightbridge Fuel™. Under these agreements, as modified from time to time, the Company may make advance payments to support specific contracted project work. These advance payments are recorded as prepaid assets on the balance sheet and classified as short-term or long-term, depending on the associated performance period remaining. As of September 30, 2026 and December 31, 2025, we had total short-term and long-term advance payments to BEA of $2.5 million and $1.2 million, respectively.

Note 4. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following (in millions):

	September 30,	December 31,
	2026	2025
Trade payables	$1.4	$0.6
Accrued research and development expenses	0.6	0.1
Accrued bonus	1.6	—
Accrued legal and consulting expenses	0.2	0.1
Total accounts payable and accrued liabilities	$3.8	$0.8

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

As of September 30, 2026, the aggregate funding commitment remaining under the Company’s PTSs with BEA, if and when incurred, would not exceed $25.9 million over the anticipated performance period. Actual expenditures may differ from this amount based on the scope and timing of work performed through the issuance of additional PTSs to BEA.

In August 2026, the Company was selected to participate in the Nuclear Energy Launch Pad INL program, administered by the DOE’s National Reactor Innovation Center (NRIC) at INL. In connection with our participation in the Nuclear Energy Launch Pad INL program, we intend to develop a Lightbridge Fuel™ Pilot Factory (Pilot Factory) at INL. The authorization to construct or operate the Pilot Factory remains subject to additional DOE/INL agreements, reviews, authorizations and other prerequisites before construction can start. As of September 30, 2026, the Company has not yet entered into any material binding commitments for the construction of the Pilot Factory. Related costs incurred through September 30, 2026 have not been material.

Note 6. Stockholders’ Equity

At September 30, 2026 and December 31, 2025, the Company had 38,761,010 and 33,407,495 common shares outstanding, respectively (including outstanding restricted stock awards (RSAs) and performance-based restricted stock awards (PSAs) totaling 2,872,149 shares and 2,090,946 shares, respectively). No preferred shares were outstanding at September 30, 2026 and December 31, 2025.

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

During the three months ended September 30, 2026, the Company sold an aggregate of 579,685 shares under its sales agreement with Jefferies, LLC (Jefferies), resulting in aggregate net proceeds of $4.5 million. During the three months ended September 30, 2025, the Company sold an aggregate of 3,612,403 shares under its sales agreement with Jefferies, resulting in aggregate net proceeds of $57.3 million.

During the nine months ended September 30, 2026, the Company sold an aggregate of 4,332,145 shares under its sales agreement with Jefferies, resulting in aggregate net proceeds of $48.9 million. During the nine months ended September 30, 2025, the Company sold an aggregate of 9,854,669 shares under its sales agreement with Jefferies and under a previous sales agreement with Stifel, Nicolaus & Company, resulting in aggregate net proceeds of $120.4 million.

The Company has a $350 million shelf registration statement on Form S-3 (File No. 333-291837). As of September 30, 2026, approximately $91.4 million of our common stock remained available for issuance and sale under the Company’s $150 million at-the-market offering program pursuant to the related prospectus supplement, as amended.

Note 7. Stock-Based Compensation

Total non-cash stock-based compensation expense recorded related to common stock awards, stock options, RSAs and PSAs for the three and nine months ended September 30, 2026 and 2025 is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Common stock awards	$0.1	$0.3	$0.3	$0.3
Stock options	—	—	—	0.1
RSAs	1.6	0.4	4.2	2.1
PSAs	0.7	0.9	1.8	1.1
Total stock-based compensation expense	$2.4	$1.6	$6.3	$3.6

The total stock-based compensation expense recorded in R&D and general and administrative expenses in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025 is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Research and development expenses	$0.8	$0.5	$1.9	$0.9
General and administrative expenses	1.6	1.1	4.4	2.7
Total stock-based compensation expense	$2.4	$1.6	$6.3	$3.6

2020 Omnibus Incentive Plan

The Company maintains the 2020 Omnibus Incentive Plan (the 2020 Plan), under which eligible participants may be awarded various types of stock-based compensation, including stock options, restricted stock awards, and other stock-based and cash-based awards.

In August 2026, the Board approved equity awards designed to support the Company’s lead test assembly (LTA) production strategy and retain and attract key personnel involved in the development and commercialization of Lightbridge Fuel™ (the August 2026 Grant Pool). The August 2026 Grant Pool included an aggregate of 1,000,000 service-based RSAs to current and future employees, contractors, and directors under the 2020 Plan. These RSAs vest in six equal installments on each of the first six semi-annual anniversaries of the Board approval date, prorated based on the start date for new hires.

The August 2026 Grant Pool also included an aggregate of 3,000,000 PSAs to current and future employees, contractors, and directors, contingent upon approval by the Company’s stockholders of an increase in the number of shares authorized under the 2020 Plan to accommodate these awards. If stockholder approval is not obtained, the PSAs will not be granted and will not be deducted from the shares reserved for issuance under the 2020 Plan. These PSAs vest based on the attainment of three specific R&D fuel program milestones related to the construction and commissioning of a pilot-scale fuel fabrication facility and the production of at least one complete LTA and are subject to each participant having completed at least twelve months of continuous service with the Company as of the milestone achievement date. Each milestone applies to a separate portion of the PSAs, and vesting of the PSAs occurs in unequal tranches depending on which milestone is certified. The performance periods for achieving these milestones extend from the grant dates to as early as December 31, 2029 and as late as December 31, 2034.

As of September 30, 2026, there were 707,241 shares of common stock reserved and available for issuance under the 2020 Plan, excluding the August 2026 Grant Pool PSAs which have not yet been approved by the Company’s stockholders.

Restricted Stock Awards

The following summarizes the Company’s RSA activity (limited to RSAs with no performance-based conditions) for the nine months ended September 30, 2026:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding, December 31, 2025	944,720	$11.35
Awards granted	823,583	9.48
Awards vested	(172,326)	14.04
Awards forfeited	—	—
Outstanding, September 30, 2026	1,595,977	$10.09

During the nine months ended September 30, 2026, the Company granted 103,155 RSAs to the independent members of its Board of Directors (the Board), of which 53,155 RSAs vest in four equal installments at the end of each calendar quarter of 2026 and 50,000 RSAs vest in six equal semi-annual installments over a three-year period from the grant date.

During the nine months ended September 30, 2026, the Company granted 26,000 RSAs to external consultants. These awards vest in equal quarterly installments over a one-year period from the grant date.

During the nine months ended September 30, 2026, the Company also granted 694,428 RSAs to employees and consultants vesting in equal semi-annual or annual installments over a three-year period starting from the grant date.

The weighted-average grant-date fair value per share of RSAs granted for the nine months ended September 30, 2026 and 2025 was $9.48 and $14.30, respectively. During the nine months ended September 30, 2026, a total of 172,326 RSAs vested, with an aggregate fair value of $1.4 million, and the Company withheld 40,327 shares to satisfy tax obligations, resulting in 131,999 net shares issued. During the nine months ended September 30, 2025, 136,768 RSAs with an aggregate fair value of $1.3 million vested, and the Company withheld 29,440 shares to satisfy tax obligations, resulting in 107,328 net shares issued.

During the three months ended September 30, 2026 and 2025, the Company recognized approximately $1.6 million and $0.4 million in total stock-based compensation expense from RSAs, respectively. During the nine months ended September 30, 2026 and 2025, the Company recognized approximately $4.2 million and $2.1 million in total stock-based compensation expense from RSAs, respectively. The stock-based compensation expense recorded during the nine months ended September 30, 2025 included approximately $0.5 million of stock-based compensation expense related to accelerated vesting in connection with a separation agreement with a former employee. As of September 30, 2026, total unrecognized compensation cost related to RSAs was $13.5 million, which is expected to be recognized over a remaining weighted-average vesting period of 2.3 years.

Performance-based Restricted Stock Awards

The following summarizes the Company’s PSA activity for the nine months ended September 30, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2025	1,146,226	$13.40
Awards granted	229,947	10.69
Awards vested	(100,001)	6.99
Awards forfeited	—	—
Outstanding, September 30, 2026	1,276,172	$13.42

The weighted-average grant-date fair value per share of PSAs granted for the nine months ended September 30, 2026 and 2025 was $10.69 and $13.26, respectively. During the nine months ended September 30, 2026, a total of 100,001 PSAs vested, with an aggregate fair value of $1.1 million, and the Company withheld 41,559 shares to satisfy tax obligations, resulting in 58,442 net shares issued.

For the three months ended September 30, 2026 and 2025, the Company recognized approximately $0.7 million and $0.9 million in stock-based compensation expense from PSAs, respectively. For the nine months ended September 30, 2026 and 2025, the Company recognized approximately $1.8 million and $1.1 million in stock-based compensation expense from PSAs, respectively. As of September 30, 2026, total unrecognized compensation cost related to PSAs was $3.6 million, which is expected to be recognized over a remaining weighted-average vesting period of 1.3 years.

As of September 30, 2026, the Company had 1,076,173 PSAs outstanding with three specific R&D fuel program milestones and one specific financial milestone (the Tranche-based PSAs). During the nine months ended September 30, 2026, 229,947 shares of Tranche-based PSAs were granted to new employees. Each milestone applies only to a separate portion of the Tranche-based PSAs. Vesting of the Tranche-based PSAs occurs in unequal tranches depending on which milestone is certified and is subject to the grantee having completed at least twelve months of continuous service with the Company as of the milestone achievement date. The performance period for achieving these milestones extends from the grant date to December 31, 2028. As of September 30, 2026, management concluded that only one performance milestone was probable of achievement.

During the second quarter of 2026, management concluded a performance milestone under the Tranche-based PSAs previously deemed probable was no longer probable based on revised expectations during the quarter, due to changes in the Company’s planned fuel development and manufacturing activities associated with producing LTAs at the planned Pilot Factory. As a result, the Company reversed $0.7 million of previously recorded stock-based compensation related to this performance milestone during the three months ended June 30, 2026. During the three months ended September 30, 2026 and 2025, the Company recognized net stock-based compensation expense of $0.6 million and $0.4 million, respectively, related to the Tranche-based PSAs. During the nine months ended September 30, 2026 and 2025, the Company recognized net stock-based compensation expense of $1.2 million and $0.4 million, respectively, related to the Tranche-based PSAs. The $1.2 million recognized for the nine months ended September 30, 2026 was net of the reversal of $0.7 million of previously recognized stock-based compensation related to the aforementioned performance milestone.

As of September 30, 2026, the Company had 199,999 PSAs outstanding, which were granted in April 2025 (the April 2025 PSAs) with a performance condition requiring the successful insertion of the Company’s fuel material coupon samples into the Advanced Test Reactor at INL by December 31, 2026. This condition was satisfied in November 2025 and satisfaction was subsequently certified by the Compensation Committee. The April 2025 PSAs are also subject to the participant’s continuous service over a three-year period from the grant date. During the three months ended September 30, 2026 and 2025, the Company recognized $0.1 million and $0.5 million in stock-based compensation expense related to the April 2025 PSAs. During the nine months ended September 30, 2026 and 2025, the Company recognized $0.6 million and $0.7 million in stock-based compensation expense related to the April 2025 PSAs.

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

The outstanding securities in the table below have been excluded from the computation of diluted weighted shares outstanding for the three and nine months ended September 30, 2026 and 2025, as they would have been anti-dilutive due to the Company’s losses for the three and nine months ended September 30, 2026 and 2025.

	Three and Nine Months Ended September 30,
	2026	2025
Stock options outstanding	119,858	263,630
RSAs outstanding	1,595,977	988,036
PSAs outstanding	1,276,172	1,125,000
Total	2,992,007	2,376,666

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

The table below summarizes the significant expense categories regularly provided to the CODM for the three and nine months ended September 30, 2026 and 2025 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue	$—	$—	$—	$—
General and administrative	5.0	3.2	13.0	9.2
Research and development
INL project (1)	1.2	0.8	3.0	2.4
Project development (2)	—	—	0.4	—
IT expenses (3)	1.0	—	1.8	0.1
Allocated employee compensation and stock-based compensation	2.8	0.9	6.6	2.3
Other outside R&D expenses	0.3	0.3	0.8	0.5
Other segment items (4)	(2.0)	(1.1)	(5.2)	(2.1)
Net loss	$(8.3)	$(4.1)	$(20.4)	$(12.4)

(1)	These expenses relate to cost reimbursable work performed during the reporting period by BEA to support the development of Lightbridge Fuel™.

(2)	These expenses primarily relate to critical heat flux, safety analysis, cladding, and pilot fuel facility R&D projects.

(3)	These expenses primarily relate to computer software, operating expenses related to the Company’s high-performance computer, code development, and computer hardware.

(4)	Other segment item represents interest income from the Company’s cash and cash equivalents.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). All statements other than statements of historical fact are statements that could be deemed forward-looking statements. We use words such as “believe,” “expect,” “anticipate,” “project,” “plan,” “intend,” “aim,” “will,” “may,” “can,” “potential,” “enhance,” “could,” “estimate,” “future,” or similar expressions, which are intended to identify forward-looking statements. Such statements include, among others:

•	those concerning market and business segment growth, demand, and acceptance of our nuclear fuel technology and other steps toward the commercialization of Lightbridge Fuel™;

•	any projections of sales, earnings, revenue, margins, or other financial items;

•	any statements of the plans, strategies, and objectives of management for future operations and the timing and outcome of the development of our nuclear fuel technology;

•	any statements regarding future economic conditions or performance;

•	any statements about future financings and liquidity;

•	any statements regarding a transition to commercialization and early manufacturing;

•	the Company’s anticipated financial resources and position; and

•	all assumptions, expectations, predictions, intentions, or beliefs about future events and other statements that are not historical facts.

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

•

our plans, estimates and expectations regarding the development, design, construction, commissioning and operation of the Pilot Factory, including the estimated cost, timing, scope and financing of the facility;

•

our ability to obtain and maintain the governmental, regulatory and other authorizations necessary to develop and operate the Pilot Factory and manufacture Lightbridge Fuel™ LTAs, including authorizations from DOE and arrangements with INL;

•	our ability to obtain applicable reviews and approvals necessary for Lightbridge Fuel™ LTAs to be loaded, irradiated or otherwise used in U.S. commercial nuclear reactors;

•	our plans and expectations regarding the potential development of the Lightbridge Fuel™ Factory (Fuel Factory), including its scope, timing, cost, licensing requirements and sources of financing;

•	the ability of our suppliers, contractors and other third parties to satisfy applicable technical, quality assurance, material traceability and regulatory requirements;

•

our estimates of future research and development expenses, capital requirements, personnel requirements and other expenditures associated with our fuel-development and manufacturing-readiness activities;

•	dependence on strategic partners;

•	any adverse changes to our agreements or relationship with the U.S. government and its national laboratories;

•	our ability to fund our future operations, including general corporate overhead and outside research and development (R&D) expenses, and continue as a going concern;

•	the future market and demand for our fuel for nuclear reactors and our ability to attract customers;

•	our ability to manage the business effectively in a rapidly evolving market;

•	our ability to employ and retain qualified employees and consultants that have experience in the nuclear industry;

•	competition and competitive factors in the markets in which we compete, including from accident tolerant fuels;

•	access to and availability of nuclear test reactors and the risks associated with unexpected changes in our nuclear fuel development timeline;

•	access to and availability of adequate resources and manufacturing capabilities at national laboratories that affect our nuclear fuel development timeline and project costs;

•	the availability and supply of high-assay low-enriched uranium (HALEU) and other nuclear materials required for the development, manufacture and testing of Lightbridge Fuel™

•

our ability to successfully design, construct, commission and operate the Pilot Factory and any future commercial-scale fuel manufacturing facilities, including the Fuel Factory, within our anticipated costs and schedules;

•	the increased costs associated with metallization of our nuclear fuel;

•	uncertainties related to conducting business in foreign countries;

•	public perception of nuclear energy generally;

•	changes in laws, rules, and regulations governing our business;

•	changes in the political environment;

•	risks associated with war in Europe and the Middle East;

•	development and utilization of, and challenges to, our intellectual property domestically and abroad;

•	risks associated with potential shareholder activism;

•	potential and contingent liabilities;

•	the volatility of the trading price of our securities and the potential for purchasers of our securities to incur substantial losses; and

•

the other risks and uncertainties identified in Part I, Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2025 and Part II, Item 1A. Risk Factors included in this Quarterly Report on Form 10-Q.

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

As discussed in more detail under “Forward-Looking Statements” preceding this MD&A, the following discussion contains forward-looking statements that are based on our management’s current expectations, estimates, and projections, which are subject to a number of risks and uncertainties. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events, including those set forth under “Forward-Looking Statements” and Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.

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

Commercialization Pathway and Key Development Milestones

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

The long-term milestones marking progress towards development and commercialization of nuclear fuel assemblies include, among other matters:

•	irradiating nuclear material samples and prototype partial-length fuel rods with enriched uranium in test reactors;

•	conducting post-irradiation examination of irradiated material samples and/or prototype partial-length fuel rods;

•	performing thermal-hydraulic experiments;

•	performing seismic and other out-of-reactor experiments;

•	performing advanced computer modeling and simulations to support fuel qualification;

•	designing a lead test assembly (LTA);

•	entering into one or more lead test rod/assembly agreements with host reactors;

•	demonstrating the production process of the fuel including lead test rods and/or LTAs;

•	and demonstrating the operation of lead test rods and/or LTAs in commercial reactors.

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

Development of the Lightbridge Fuel™ Pilot Factory

In August 2026, the Company was selected to participate in the Nuclear Energy Launch Pad INL program, administered by the U.S. Department of Energy’s (DOE) National Reactor Innovation Center (NRIC) at Idaho National Laboratory (INL). Selection provides an accelerated pathway toward DOE authorization for the Company to design, build, and operate a Lightbridge Fuel™ pilot factory at INL to manufacture LTAs of Lightbridge Fuel™ for demonstration in U.S. commercial power reactors. By establishing a dedicated manufacturing facility under DOE authorization, the Company expects to shorten the timeline for producing LTAs for operation in commercial U.S. reactors.

In connection with our participation in the Nuclear Energy Launch Pad INL program, we intend to develop a Lightbridge Fuel™ Pilot Factory (Pilot Factory), formerly referred to as the Special High-assay low-enriched uranium (HALEU) Extrusion Demonstration (SHED) Facility, at INL. Based on preliminary estimates, we currently expect the development and construction costs of the Pilot Factory to require approximately $140 million of expenditures that will be phased over approximately the next five-year development and construction period. The timing of this spending will be dependent on the completion of engineering, DOE/INL approvals, procurement decisions, construction milestones and other project requirements. Actual costs could be materially higher depending on the final design, scope, procurement requirements, construction conditions, regulatory requirements and other factors. These estimates remain preliminary and are subject to change as engineering, design, procurement and construction planning advance. The authorization to construct and operate the Pilot Factory remains subject to additional DOE/INL agreements, reviews, authorizations and other prerequisites before construction can start. There can be no assurance that such regulatory approvals will be obtained or obtained on the timeline currently anticipated by the Company. As of September 30, 2026, we had not entered into any material binding commitments for the construction of the Pilot Factory. We are currently working with NRIC/INL to negotiate the applicable agreements and project scope.

We plan to design the Pilot Factory as a multi-purpose fuel manufacturing and R&D platform. The Company currently expects that the facility and certain of its major production equipment will be capable of supporting the manufacture and development of metallic nuclear fuel components for multiple water-cooled reactor applications and fuel configurations.

The Pilot Factory will have a dedicated research and development workshop. We expect to design this R&D workshop as a flexible, multi-purpose research environment capable of supporting multiple current and future R&D projects. Research activities in the R&D workshop may include additive manufacturing and other advanced manufacturing techniques for producing nuclear fuel and reactor parts; development and evaluation of different fuel designs, compositions, geometries and configurations for different reactor types; and fuel-manufacturing process development and optimization for the future commercial Lightbridge Fuel™ Factory. The completion, modification or discontinuation of any individual R&D project is not expected, by itself, to eliminate the anticipated future utility of the underlying facility or shared equipment for other company activities. The ultimate technical feasibility, regulatory acceptance, economic viability, and commercial success of technologies developed through these activities remain subject to significant uncertainties.

In addition to these estimated facility development and construction costs, we expect to incur increased personnel and operating expenses as we hire employees and build the capabilities necessary to support the Pilot Factory and our broader fuel-development activities. The timing and amount of these expenditures will depend on the progress and scope of the project and other factors and cannot be reasonably estimated at this time.

The DOE’s authorization to construct and operate the Pilot Factory is separate from, and does not constitute, any approval or commitment by the DOE to provide funding for the Pilot Factory. We currently expect to fund these expenditures from our existing cash and financial resources and, as appropriate, additional capital raised through our ATM program or other financing activities. Although we believe our existing financial resources are sufficient to fund our currently anticipated near-term requirements, the development of the Pilot Factory and advancement of Lightbridge Fuel™ toward commercialization will require substantial expenditures over several years. See Part II, Item 1A. Risk Factors —"The development and construction of the Pilot Factory will require substantial capital expenditures, and our current estimates of the cost, timing and scope of the project may change materially” in this Quarterly Report on Form 10-Q.

DOE authorization to design, construct and operate the Pilot Factory does not constitute authorization for Lightbridge Fuel™ LTAs to be loaded, irradiated or otherwise used in a U.S. commercial nuclear power reactor. Any such use would remain subject to applicable U.S. Nuclear Regulatory Commission licensing, review and approval requirements, as well as any required approvals or actions by the host utility. There can be no assurance that such regulatory approvals or acceptance of LTAs by the host utility will be obtained, or obtained on the timeline currently anticipated by the Company.

Uranium Supply Dependency

Development of the Pilot Factory and the Company’s planned future fabrication of lead test assemblies will require access to qualified sources of uranium feedstock, including HALEU, where applicable, and uranium metal that meet applicable technical, regulatory and program requirements. The Company is evaluating potential supply sources, alternative supply arrangements and related infrastructure requirements to support these activities. The availability and timing of qualified HALEU and uranium metal, the need to qualify additional suppliers or processes, changes in pricing, or the need for additional deconversion, metallization or other supporting infrastructure could affect the timing and cost of the Pilot Factory program and the Company’s future capital requirements. The Company continues to assess these supply-chain requirements as the design, development and implementation of the Pilot Factory program progresses. See Part I, Item 1A. Risk Factors—“Risks Related to Our Business and to the Commercialization of Lightbridge Fuel™—Dependence on the Future Availability of Cost-Competitive Metallic HALEU and Commercial-Scale Fuel Fabrication Infrastructure” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Development of Future Lightbridge Commercial Fuel Factory

The Company is also evaluating a potential site location and developing a conceptual design for a future commercial Lightbridge Fuel™ Factory (Fuel Factory), formerly referred to as the Lightbridge Expandable Fuel Facility (LEFF), to support the possible future fabrication of Lightbridge Fuel™ at commercial quantities for use in commercial reactors. In connection with these efforts, the Company may decide, from time to time, to apply to programs available through various governmental agencies that offer funding, regulatory flexibility, or other support related to the advancement of its nuclear fuel technology. Such programs may require significant capital investment and could materially increase research and development activities, capital expenditures, manufacturing capabilities and staffing over the next several years.

While the scope, timing, and cost of constructing such a facility cannot be reasonably estimated at this time, the Company expects that the capital required to design, license, construct and commission the Fuel Factory would be substantial and would significantly exceed the capital required for the Pilot Factory. The Fuel Factory is expected to involve commercial-scale nuclear fuel manufacturing infrastructure, and its ultimate cost could be materially affected by facility size, production capacity, site-specific requirements, nuclear licensing and regulatory requirements, security and safeguards, equipment specifications, supply-chain conditions, construction costs and other factors. The timing, amount, and sources of any related financing activities will depend on a number of factors, including the progress of the Company’s development programs, regulatory considerations, market conditions, and the availability of strategic partnerships or other funding sources. There can be no assurance that the Company will be able to obtain such financing on acceptable terms, or at all, nor can there be any assurance that the Company will pursue the construction of the Fuel Factory.

Recent Developments Regarding Lightbridge Fuel™

Reconstitution of the Nuclear Utility Fuel Advisory Board

In June 2026, the Company launched a reconstituted Nuclear Utility Fuel Advisory Board, which is intended to provide the Company with input directly from utility industry representatives regarding fuel development priorities, licensing considerations, deployment strategies, operational requirements, and commercialization planning. Interest from utilities is primarily based on the potential safety and economic benefits of Lightbridge Fuel™. See Part I, Item 1A. Risk Factors—“Risks Related to Our Business and to the Commercialization of Lightbridge Fuel™” in our Annual Report on Form 10-K for the year ended December 31, 2025.

The advisory board serves in an advisory capacity only and does not constitute a commitment by any participant to purchase, license, deploy, or otherwise utilize the Company's fuel technology.

Updates to Idaho National Laboratory Agreements

In 2022, the Company entered into agreements with Battelle Energy Alliance, LLC (BEA), the DOE operating contractor for INL, to support the development of Lightbridge Fuel™. The framework agreements consist of an “umbrella” Strategic Partnership Project Agreement (SPPA) and an “umbrella” Cooperative Research and Development Agreement (CRADA), each with BEA. The Company continues to perform work under its SPPA and CRADA with BEA, as previously described in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. The Company periodically updates project scopes, schedules and cost estimates using a rolling wave planning approach for project management purposes on the released scopes of work. It is an iterative planning technique in which the work to be accomplished in the near term is planned in detail, while work further in the future is planned at a higher level. As such, periodic revisions to the scope and/or cost estimates are anticipated.

Irradiation Testing – INL Loop Test Facility

In August 2026, the Company entered into CRADA Project Task Statement (PTS) No. 2 with BEA to support activities associated with irradiation testing necessary to validate the performance of Lightbridge Fuel™ by testing enriched uranium and zirconium fuel rodlets with cladding in cylindrical and multi-lobe geometry within the loop testing facility of the Advanced Test Reactor. Loop irradiation testing allows fuel samples to be irradiated under controlled reactor operating conditions in order to collect data necessary to validate fuel behavior. Successful irradiation testing is expected to provide key performance data supporting the Company's long-term commercialization strategy and ongoing engagement with current and prospective nuclear utility and strategic partners.

The scope of work under the PTS includes experiment design, provision of materials, assembly, irradiation and shipment, and disposition of materials. The work builds upon prior technical accomplishments under earlier PTSs, including fuel fabrication process development, and represents a significant step toward qualifying Lightbridge Fuel™ for commercial deployment in existing light water reactors. The PTS has an estimated total cost of approximately $9.0 million of cash funding and approximately $1.9 million of in-kind contributions to be provided by the Company, consisting primarily of engineering, technical, and project management support, and a period of performance of approximately 60 months. Costs are incurred on a reimbursable basis, with advance and monthly funding provided by the Company. The Company is not obligated to continue work that would cause it to exceed the estimated cost.

Other Updates to the SPPA and CRADA

In June 2026, the Company entered into Modification No. 5 to CRADA Project Task Statement (PTS) No.1 with BEA to increase the total estimated reimbursable cost by approximately $1.1 million, bringing the total estimated cost for the work to be performed under CRADA PTS No.1 to $5.4 million.

In April 2026, the Company entered into SPPA PTS No. 6 to support the development of coextruded fuel rod components for future loop irradiation testing in the Advanced Test Reactor (ATR) and transient testing in the Transient Reactor Test Facility. This program builds on prior INL fabrication work and is intended to further refine manufacturing processes and materials necessary to produce fuel rods and rodlets in their final cross-sectional configurations.

Initial process development activities will be conducted using depleted uranium, with the expectation that, upon successful demonstration, these processes may be applied to enriched uranium to produce fuel rod segments for irradiation experiments at test reactors, including the ATR. The program is expected to help bridge the transition from earlier-stage fabrication development and initial coupon fuel material samples currently undergoing irradiation testing in the ATR to the production of irradiation rod segment test specimens. The scope of work includes enhancements to fabrication processes and equipment, development and testing of key materials (including central displacer alloys and cladding behavior), and validation of coextrusion techniques for both cylindrical and multi-lobe fuel designs. The program also includes preparation of fuel rod segment specimens, including those with controlled defects, to support non-destructive evaluation calibration and irradiation testing. The total estimated cost of SPPA PTS No.6 is approximately $4.6 million over an expected performance period of 36 months. Costs are incurred on a reimbursable basis, with advance and monthly funding provided by the Company. The Company is not obligated to continue work beyond the estimated cost without additional authorization. This effort represents a key step in the Company’s ongoing fuel qualification strategy, supporting the advancement from process development toward irradiation testing and future commercialization activities.

In March 2026, the Company entered into Modification No. 4 to CRADA PTS No. 1 with BEA to extend the performance period end date through September 2032 and increase advanced funding by $0.3 million, with no increase to the total estimated reimbursable cost.

Total Cumulative Estimated Costs

As of September 30, 2026, the Company expects to pay an aggregate $34.2 million to BEA under the CRADA and the SPPA on a cost reimbursable basis over the performance periods. As of September 30, 2026, a cumulative total of $8.3 million has been expensed and the aggregate funding commitment remaining under these agreements is $25.9 million. These obligations are generally cancellable with 30-60 days’ notice and, therefore, are not considered firm commitments, and are not expensed until incurred. Actual expenditures may differ from this amount based on the scope and timing of work performed through the issuance of additional PTSs to BEA.

Master Services Agreement with Amentum Technology Inc.

In December 2025, the Company entered into a Master Services Agreement (MSA) with Amentum Technology Inc. (Amentum) relating to the performance of activities by Amentum in support of various activities as the Company and Amentum may agree from time to time. In June 2026, the Company entered into a new task order with Amentum to conduct feasibility and site selection studies and develop a conceptual design for a standalone Fuel Factory, with completion of deliverables expected in early 2027. The Company expects to incur approximately $2.4 million of expenses under this task order.

Critical Accounting Estimates

For a discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our financial statements, please see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2026.

Operations Review

During the first three quarters of 2026, the Company continued to accelerate the development of Lightbridge Fuel™. Operating expenses increased for the three and nine months ended September 30, 2026 primarily as a result of the Company's continued investment in engineering, fuel development, manufacturing readiness activities, project development, and organizational infrastructure supporting the long-term development of Lightbridge Fuel™. The Company generated increased interest income from its significantly higher cash balances invested primarily in U.S. Treasury securities.

Financial information is included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Condensed Consolidated Results of Operations - Three Months Ended September 30, 2026 and 2025

The following table presents our operating results and the change in amounts for the periods indicated (in millions):

	Three Months Ended		Increase	Increase
	September 30,		(Decrease)	(Decrease)
	2026	2025	Change $	Change %
Operating Expenses
General and administrative	$5.0	$3.2	$1.8	56%
Research and development	5.3	2.0	3.3	165%
Total Operating Expenses	10.3	5.2	5.1	98%

Operating Loss	(10.3)	(5.2)	5.1	98%
Interest Income	2.0	1.1	0.9	82%
Net loss before Income Taxes	(8.3)	(4.1)	4.2	102%

Net Loss	$(8.3)	$(4.1)	$4.2	102%

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

G&A expenses increased by $1.8 million for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The increase was due to:

•

a $0.9 million increase in employee compensation and stock-based compensation for employees, contractors, and directors, reflecting new hires, increased employee bonuses, and several new stock-based awards;

•	a $0.7 million increase in professional and consulting services as we continue to grow the business; and
•	a $0.2 million increase in other administrative expenses, including information technology, insurance, patent, and travel expenses.

Total stock-based compensation included in G&A expenses was $1.6 million and $1.1 million for the three months ended September 30, 2026 and 2025, respectively.

Research and Development

R&D expenses consist primarily of costs associated with our CRADA and SPPA agreements with BEA, IT expenses, employee compensation and related fringe benefits, including stock-based compensation, and other R&D costs for the development of our Lightbridge Fuel™.

The following table presents our total R&D expenses for the three months ended September 30, 2026 and 2025 (in millions):

	Three Months Ended		Increase	Increase
	September 30,		(Decrease)	(Decrease)
	2026	2025	Change $	Change %
INL Project	$1.2	$0.8	$0.4	50%
IT expenses	1.0	—	1.0	100%
Allocated employee compensation and stock-based compensation	2.8	0.9	1.9	211%
Other outside R&D expenses	0.3	0.3	—	—%
Total	$5.3	$2.0	$3.3	165%

R&D expenses increased by $3.3 million for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The increase was due to:

•	a $1.9 million increase in employee compensation and stock-based compensation, reflecting an increase in new hires, increased employee bonuses, and several new stock-based awards;
•	a $1.0 million increase in IT expenses, comprised primarily of computer software and operating expenses related to the Company’s high-performance computer; and
•	a $0.4 million increase in INL project labor costs, as we entered into additional agreement modifications and new PTSs.

Total stock-based compensation included in R&D expenses was $0.8 million and $0.5 million for the three months ended September 30, 2026 and 2025, respectively.

Interest Income

There was an increase in interest income of $0.9 million due to higher cash balances, which resulted in an increase in interest income earned from the purchase of treasury bills and from our bank savings account for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025.

Condensed Consolidated Results of Operations - Nine Months Ended September 30, 2026 and 2025

The following table presents our operating results and the change in amounts for the periods indicated (in millions):

	Nine Months Ended		Increase	Increase
	September 30,		(Decrease)	(Decrease)
	2026	2025	Change $	Change %
Operating Expenses
General and administrative	$13.0	$9.2	$3.8	41%
Research and development	12.6	5.3	7.3	138%
Total Operating Expenses	25.6	14.5	11.1	77%

Operating Loss	(25.6)	(14.5)	11.1	77%
Interest Income	5.2	2.1	3.1	148%
Net loss before Income Taxes	(20.4)	(12.4)	8.0	65%

Net Loss	$(20.4)	$(12.4)	$8.0	65%

Operating Expenses

General and Administrative

G&A expenses increased by $3.8 million for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The increase was due to:

•

a $2.4 million increase in employee compensation and stock-based compensation for employees, contractors, and directors, reflecting new hires, increased bonuses, and several new stock-based awards, partially offset by a reversal in the current period of previously recognized stock-based compensation for a performance milestone related to certain performance stock awards no longer deemed probable of achievement and additional stock-based compensation in the prior period from the accelerated vesting of certain awards;

•	a $1.0 million increase in professional and consulting services as we continue to grow the business;
•	a $0.4 million increase in other administrative expenses, including insurance, information technology, travel, and patent expenses.

Total stock-based compensation included in G&A expenses was $4.4 million and $2.7 million for the nine months ended September 30, 2026 and 2025, respectively. The amount for the nine months ended September 30, 2026 was net of the reversal of $0.5 million of previously recognized stock-based compensation related to a performance milestone under our Tranche-based PSAs that is no longer deemed probable of achievement. The amount for the nine months ended September 30, 2025 includes $0.5 million of stock-based compensation expense related to accelerated vesting of RSAs in connection with a separation agreement with a former employee.

As our R&D and manufacturing-readiness activities expand, we expect to continue increasing our employee base and administrative infrastructure to support these activities. Accordingly, we expect employee compensation, recruiting, professional services and other G&A expenses to increase over time, although the amount and timing of these increases will depend on the pace and scope of our development programs.

Research and Development

The following table presents our total R&D expenses for the nine months ended September 30, 2026 and 2025 (in millions):

	Nine Months Ended		Increase	Increase
	September 30,		(Decrease)	(Decrease)
	2026	2025	Change $	Change %
INL Project	$3.0	$2.4	$0.6	25%
Project development	0.4	—	0.4	100%
IT expenses	1.8	0.1	1.7	1700%
Allocated employee compensation and stock-based compensation	6.6	2.3	4.3	187%
Other outside R&D expenses	0.8	0.5	0.3	60%
Total	$12.6	$5.3	$7.3	138%

R&D expenses increased by $7.3 million for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The increase was due to:

•

a $4.3 million increase in employee compensation and stock-based compensation, reflecting an increase in new hires, increased employee bonuses, and several new stock-based awards, partially offset by a reversal in the current period of previously recognized stock-based compensation for a performance milestone related to certain performance stock awards no longer deemed probable of achievement;

•	a $1.7 million increase in IT expenses, comprised primarily of computer software, operating expenses related to the Company’s high-performance computer, and code development;
•	a $0.6 million increase in INL project labor costs, as we entered into additional agreement modifications and new PTSs;
•	a $0.4 million increase in R&D project development costs, primarily related to critical heat flux testing and safety analysis; and
•	a $0.3 million increase in other outside R&D expenses.

Total stock-based compensation included in R&D expenses was $1.9 million and $0.9 million for the nine months ended September 30, 2026 and 2025, respectively. The amount for the nine months ended September 30, 2026 was net of the reversal of $0.2 million of previously recognized stock-based compensation related to a performance milestone under our Tranche-based PSAs that is no longer deemed probable of achievement.

We expect to significantly increase our R&D expenditures as we advance fuel fabrication development, irradiation testing programs, and our collaboration with DOE and INL, and as we perform engineering, site evaluation and other development activities related to the Pilot Factory. We also expect to hire additional engineering and technical personnel to support these initiatives. The amount and timing of future expenditures will depend on the scope and progress of these activities, and certain costs incurred in connection with future facility construction may qualify for capitalization rather than being recorded as expense.

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

Interest Income

There was an increase in interest income of $3.1 million due to higher cash balances, which resulted in an increase in interest income earned from the purchase of treasury bills and from our bank savings account for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025.

Liquidity, Capital Resources and Financial Position

Overview – Funding Requirements

We assess our liquidity based on our ability to fund the cash requirements of our ongoing R&D activities, G&A expenses, contractual obligations, and other operating needs. Based on our current projected operating expenses, available cash resources, and our current cash forecast, including the presently anticipated near-term Pilot Factory spending, we believe that we have sufficient liquidity to fund our operations and meet our anticipated cash requirements for at least the next 12 months from the date of this filing. Our longer-term liquidity will depend on our ability to obtain additional financing. Our existing capital resources are not sufficient to fund all of our long-term operations, R&D activities, future manufacturing infrastructure (including the Fuel Factory), and commercialization efforts through commercial deployment of Lightbridge Fuel™. Planned expenditures are expected to include the continued expansion of engineering and technical personnel for research and development activities, manufacturing readiness initiatives, project development activities including constructing and operating the Pilot Factory and the Fuel Factory, testing and qualification programs, regulatory support activities, and other commercialization-related initiatives. The Company also expects to continue investing in the organizational infrastructure necessary to support these activities as it transitions from a primarily research-focused organization toward manufacturing readiness activities.

Short-Term Liquidity and Capital Resources

At September 30, 2026, we had cash and cash equivalents of $236.7 million, as compared to $201.9 million at December 31, 2025, an increase of $34.8 million. We raised net proceeds of $48.9 million from the sale of approximately 4.3 million shares of common stock during the nine months ended September 30, 2026. Our net cash used in operating activities for the nine months ended September 30, 2026, was $13.2 million. We do not anticipate any material incoming cash flows from operations for the foreseeable future, and we expect to continue funding our business primarily through our ATM program or other equity offerings.

Long-Term Liquidity and Capital Requirements

Due to the uncertainties inherent in our R&D programs and the broader industry environment, we are unable to reliably estimate our total cash requirements over the full R&D period or beyond the next 12 months. We expect our expenditures to increase over time as we advance the development and potential commercialization of our Lightbridge Fuel™. We expect that significant additional capital will be required over an extended period to advance Lightbridge Fuel™ through development and toward commercial deployment. The amount and timing of future funding needs will depend on technical progress, regulatory requirements, design and construction costs of the Pilot Factory and the Fuel Factory, partnering arrangements, and the availability of government support.

Based on preliminary estimates, we currently expect the development and construction of the Pilot Factory to require approximately $140 million of expenditures over approximately the next five years, however, the ultimate cost, timing and scope of the Pilot Factory remain subject to significant uncertainty. We expect expenditures associated with the Pilot Factory to be phased over the development and construction period rather than incurred evenly or entirely at the outset of the project. The timing and magnitude of expenditures in any particular future period will depend on, among other things, engineering and design progress, the timing of DOE and INL reviews and authorizations, procurement lead times, construction sequencing, availability of nuclear materials and equipment, and decisions regarding the timing and scope of individual phases of the project. Accordingly, actual expenditures in any particular future period may vary significantly from our current expectations. The development, construction, commissioning and operation of the Fuel Factory is expected to require substantial additional capital and is expected to significantly exceed the estimated expenditures required to construct the Pilot Factory. As of the date of this filing, the Company has not yet determined the total capital required, as the scope, design, timing and scale of this facility and related engineering, regulatory, procurement and construction requirements remain subject to further development.

Therefore, at this stage, we cannot reliably estimate the total funding required to reach commercial deployment. We currently intend to fund these activities through our existing cash and a mix of future equity financings, strategic partnerships, and potential government grants or awards, but there can be no assurance that these additional sources of capital will be made available on terms acceptable to us, or at all.

The actual amount and timing of future capital requirements will depend on several factors, including:

•	The scope, timing, and cost of R&D activities conducted at DOE national laboratories.
•	The design and execution of future fuel development programs.
•	The design, construction, and operating costs associated with the Pilot Factory and the Fuel Factory.
•	The timing and structure of potential strategic partnerships and collaborations.

There is inherent uncertainty in forecasting future expenditures, and actual costs may vary materially from current estimates.

Sources of Liquidity

Our current primary source of liquidity is proceeds from our ATM equity offerings. During the nine months ended September 30, 2026, we sold approximately 4.3 million shares of our common stock under our sales agreement with Jefferies LLC, receiving net proceeds (less sales commissions and expenses) of $48.9 million.

We have a $350 million shelf registration statement on Form S-3 (File No. 333-291837). As of September 30, 2026, approximately $91.4 million of our common stock remained available for issuance and sale under the Company’s $150 million at-the-market offering program pursuant to the related prospectus supplement.

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

Contractual and Other Obligations

As noted previously, we have entered into PTSs with BEA, the operating contractor of INL, in collaboration with the DOE, which set forth the initial scopes of work and funding commitments under the SPPA and CRADA umbrella agreements. Performance of work under these agreements may be terminated at any time by either party, without any liability, after the effective date of termination, upon 30 days’ written notice under the SPPA and 60 days’ written notice under the CRADA. In the event of termination, the Company shall be responsible for BEA’s costs (including the closeout costs), through the effective date of termination, but in no event shall the Company’s cost responsibility exceed the total estimated cost stated in each PTS and any subsequent modification to the PTS. As of September 30, 2026, the aggregate funding commitment remaining from the Company to BEA, if and when incurred, would not exceed $25.9 million. As of September 30, 2026, we had not entered into material binding commitments for the construction of the Pilot Factory.

Cash Flow

The following table provides detailed information about our net cash flows for the nine months ended September 30, 2026 and 2025 (in millions):

	Nine Months Ended		Increase	Increase
	September 30,		(Decrease)	(Decrease)
	2026	2025	Change $	Change %
Net Cash Used in Operating Activities	$(13.2)	$(8.1)	$5.1	63%
Net Cash Used in Investing Activities	—	—	—	—
Net Cash Provided by Financing Activities	48.1	121.4	(73.3)	(60)%
Net Cash Inflow	$34.9	$113.3	$(78.4)	(69)%

Operating Activities

Cash used in operating activities increased by $5.1 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. This increase was primarily due to increased cash expenditures on R&D and G&A expenses, partially offset by higher interest income, reflecting increased average cash balances following equity financings. The changes in working capital during the nine months ended September 30, 2026 included a $2.1 million increase in prepaid expenses and other assets and a $3.0 million increase in accounts payable and accrued liabilities, resulting in a net working capital change of $0.9 million. The changes in working capital during the nine months ended September 30, 2025 included a $1.1 million increase in accounts payable and accrued liabilities and a $0.6 million increase in prepaid expenses and other assets, resulting in a net working capital change of $0.5 million. As our R&D, manufacturing-readiness and corporate activities expand, including increased personnel and project-related expenditures, we expect cash used in operating activities to increase over time, although the amount and timing of such increases will depend on the scope, timing and progress of our development programs.

Financing Activities

Cash provided by financing activities decreased by $73.3 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. This decrease was primarily due to a $71.6 million decrease in net proceeds received from the issuance of common stock under our ATM program, a $1.2 million decrease in net proceeds from the exercise of stock options, and a $0.5 million increase in the payment of withholding taxes related to the net share settlement of equity awards.

Net cash provided by our ATM program was $48.9 million from the sale of approximately 4.3 million shares of common stock for the nine months ended September 30, 2026 and $120.4 million from the sale of approximately 9.9 million shares of common stock for the nine months ended September 30, 2025. The level of proceeds generated from our ATM program may vary significantly from period to period, and historical financing activity may not be indicative of future ATM financing activity. The amount and timing of future financing activities will depend on our cash requirements, the timing and pace of our development and commercialization activities, market conditions, the trading price and liquidity of our common stock, and the availability of alternative sources of capital.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 under the Exchange Act.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating such controls and procedures, the Company recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.

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

The development and construction of the Pilot Factory will require substantial capital expenditures, and our current estimates of the cost, timing and scope of the project may change materially.

In connection with our participation in the U.S. Department of Energy’s (DOE) Nuclear Energy Launch Pad program, we intend to develop and construct our planned Lightbridge Fuel Pilot Factory (Pilot Factory) at Idaho National Laboratory (INL). Based on preliminary estimates, we currently expect the development and construction of the Pilot Factory to require approximately $140 million of expenditures over approximately the next five years. These estimates are preliminary and are subject to significant uncertainty.

The actual cost, timing and scope of the Pilot Factory may differ materially from our current expectations as engineering, design, procurement and construction planning activities progress. Factors that could increase costs or delay completion include changes in project scope or design, increases in the cost or availability of equipment, materials and labor, supply chain disruptions, inflation, construction delays, regulatory or governmental requirements, changes in activities conducted with INL or other third parties, technical challenges, availability of qualified personnel and other circumstances beyond our control.

The Pilot Factory requires DOE authorization, INL site access arrangements, safety and environmental approvals, availability of nuclear material/high-assay low-enriched uranium (HALEU), facility design approval, procurement and qualified nuclear personnel. As of September 30, 2026, we had not entered into material binding commitments regarding the construction of the Pilot Factory. Accordingly, our current estimates do not represent fixed or contractually committed costs, and we may revise our estimates as the project advances. In addition to the estimated development and construction costs of the Pilot Factory, we expect to incur increased personnel, operating and other expenses as we expand our technical, manufacturing, quality assurance, project management and administrative capabilities to support the Pilot Factory and our broader commercialization activities.

Although we currently expect to fund anticipated Pilot Factory expenditures from our existing cash and financial resources and, as appropriate, proceeds from equity financings, including our at-the-market offering program, our available resources must also support our other research and development, fuel qualification, regulatory, operating and commercialization activities. If the costs of the Pilot Factory exceed our current estimates, if our other expenditures increase, or if the timing of our anticipated expenditures accelerates, we may need to raise additional capital sooner than currently anticipated.

Our ability to obtain additional capital will depend on market conditions, the market price and trading volume of our common stock, our operating and development progress and other factors, many of which are outside our control. Any additional equity financing could result in substantial dilution to our existing stockholders, and financing may not be available when needed or on terms acceptable to us.

If we are unable to obtain sufficient funding, or if the development of the Pilot Factory experiences significant cost increases, delays or other difficulties, we may be required to delay, reduce the scope of, or modify our Pilot Factory development activities or other research, development and commercialization programs. Any such developments could delay the qualification, manufacturing or commercial deployment of Lightbridge Fuel™, adversely affect our business and commercialization strategy and have a material adverse effect on our financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 6, 2026, the Company issued 2,389 shares of common stock as consideration to a third party for public relations services provided to the Company, and on September 4, 2026, the Company issued 39,841 shares of common stock as consideration to a third party for their advisory services. The issuance of the common stock in these transactions was made in reliance on the exemption from registration under the Securities Act afforded by Section 4(a)(2) thereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

Trading Arrangements

The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended September 30, 2026, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a Rule 10b5-1 Plan) and was adopted during an open trading window, with no sales commencing under the Rule 10b5-1 Plan until completion of the required cooling off period under Rule 10b5-1, were as follows:

Name	Title	Action	Date Adopted	Expiration Date	Aggregate # of Securities to be Purchased/Sold
Andrey Mushakov(1)	Executive Vice President & Chief Operating Officer	Adoption	9/28/2026	12/31/2027	108,626
Mark Tobin(2)	Director	Adoption	9/29/2026	12/31/2027	20,314

(1)

Andrey Mushakov, Executive Vice President & Chief Operating Officer, entered into a Rule 10b5-1 Plan on September 28, 2026. Mr. Mushakov’s plan provides for the sale, subject to certain price limits, of up to 108,626 shares of the Company’s common stock in the aggregate, which includes 58,200 shares subject to future vesting under restricted stock awards. The plan terminates on December 31, 2027, unless terminated sooner in accordance with its terms.

(2)

Mark Tobin, Director, entered into a Rule 10b5-1 Plan on September 29, 2026. Mr. Tobin’s plan provides for the sale, either at market price or subject to certain price limits, of up to 20,314 shares of the Company’s common stock in the aggregate, which includes 10,314 shares subject to future vesting under restricted stock awards. The plan terminates on December 31, 2027, unless terminated sooner in accordance with its terms.

For the three months ended September 30, 2026, no other director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description

10.1*▲

Project Task Statement No. 2, dated August 11, 2026, under the Cooperative Research and Development Agreement, dated September 27, 2022, by and between Lightbridge Corporation and Battelle Energy Alliance, LLC.

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

LIGHTBRIDGE CORPORATION

Date: November 4, 2026	By:	/s/ Seth Grae
	Name:	Seth Grae
	Title:	President, Chief Executive Officer, and Director
(Principal Executive Officer)

	By:	/s/ Larry Goldman
	Name:	Larry Goldman
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

